Form 10-K
period 2010-12-31
WEBSTER FINANCIAL CORP
filed 2011-02-28
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number: 001-31486

WEBSTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Bank Street (Webster Plaza), Waterbury, Connecticut 06702

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (203) 578-2202

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes  ☐    No  ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐    No  ☒ .

The aggregate market value of the common stock held by non-affiliates of Webster Financial Corporation was approximately $1.4 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2010, the last trading day of the registrant’s most recently completed second quarter.

The number of shares of common stock outstanding, as of January 31, 2011: 87,159,837.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

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

Company Overview

Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster, on a consolidated basis, at December 31, 2010 had assets of $18.0 billion and equity of $1.8 billion. Webster’s principal assets at December 31, 2010 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 181 banking offices, 499 ATMs, mobile banking and its Internet website (www.websteronline.com). Webster Bank offers, through its HSA Bank division, (www.hsabank.com), health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending and asset-based lending. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Webster’s mission statement, the foundation of its operating principles, is stated simply as “We Find A Way” to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be the leading commercial bank between Westchester County, N.Y. and Boston, MA. Operating objectives include acquiring and developing customer relationships through marketing, on boarding and cross-sale efforts to fuel organic growth and expanding geographically in contiguous markets through a build and buy strategy.

Webster has focused its efforts in recent years on enhancing its risk management capabilities. Those efforts were evidenced in 2010 as the Company experienced significant improvement in virtually all credit related metrics and non-performing loans fell by nearly $100 million in the past year from $373.0 million at December 31, 2009 (3.38% of total loans) to $273.6 million at December 31, 2010 (2.48% of total loans). During the same timeframe, past due loans fell from $101.2 million (0.92% of total loans) to $73.6 million (0.67% of total loans). Foreclosed and repossessed assets remained relatively stable at $28.2 million at December 31, 2010 compared to $29.0 million at December 31, 2009. The improving trend in credit metrics favorably impacted the provision for loan losses. The Company recorded $115.0 million in provision for loan losses in 2010 compared to $303.0 million in 2009.

The Company saw success from its efforts to grow the core banking business in 2010. In support of that goal, six experienced commercial lenders and eleven small business development officers were hired. While impacted by the economic environment, the loan portfolio benefitted from this investment as originations in 2010 were $480.2 million and $128.2 million in middle market and business and professional banking portfolios, respectively. The continued move from transaction-based to relationship-based lending was clearly evident in commercial bank results as middle market originations were accompanied by $234 million of net deposit growth.

In the fourth quarter of 2009, the Company opened regional headquarters in Boston and centralized its regional offices into a new banking center in the heart of Providence’s financial district. Efforts at geographic expansion continued in 2010 with a focus on Westchester, NY. In December 2010, the Company opened regional headquarters in White Plains, New York. In response to changing customer usage patterns and as part of ongoing efforts to optimize its branch system to better serve customer needs, the Company announced the consolidation of five branches effective April 1, 2011 and the opening of three new locations in 2011. The Company is committed to continued rationalization of branch facilities in the coming year and continued build out of its online and mobile banking capabilities.

The Retail business segment worked in 2010 to enhance the customer experience. Extended hours were introduced in 89 branches in 2010. In addition, the customer care center extended its coverage to seven days a week. Improvements have been prioritized and metrics implemented to ensure continued success with this initiative. In addition, the Company improved its electronic service offering with the introduction of mobile banking capabilities in the fourth quarter of 2010.

The Company also significantly improved the quality of its capital position in 2010. On March 3, 2010 and again on October 13, 2010, Webster repurchased $100 million of its Capital Purchase Program preferred shares held by the United States Treasury. On December 27, 2010, Webster completed a public offering of 6.6 million shares of common stock at a price to the public of $18.00 per share and a concurrent sale of 2.1 million shares to Warburg Pincus and one if its affiliates, each an existing stockholder, at the price to the public less applicable underwriting discounts and commissions. On December 29, 2010, Webster used the proceeds together with available funds to redeem the remaining $200 million of Capital Purchase Program preferred shares held by the United States Treasury. These measures, amongst others, served to improve the capital of the Company, as evidenced by the Company’s ratio of Tier 1 Common Equity over risk weighted assets, which rose from 7.83% at December 31, 2009 to 9.87% at December 31, 2010.

Business Segments

Webster’s operations are managed along four reportable business segments consisting of Commercial, Retail, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. A description of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statement results for each of the Company’s business segments is included in Note 22 – Business Segments in the Notes to Consolidated Financial Statements, which are located elsewhere in this report. The Company intends to restructure its reporting segments in 2011 to reflect recently announced operating changes.

Competition

Webster is subject to strong competition from banks and other financial institutions, including savings and loan associations, finance companies, credit unions, consumer finance companies and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking regulatory reform.

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

The primary factors in competing for commercial and business loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks and insurance companies. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Supervision and Regulation

Webster, Webster Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as the Company.

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

Recent Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations. With that discretion, market litigation, and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTAs have unlimited deposit insurance through December 31, 2013.

The Collins Amendment, included in the Dodd-Frank Act, requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will no longer be able to count trust preferred securities as Tier 1 capital. The Collins Amendment also directs the appropriate federal banking supervisors, subject to Council recommendations, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities. For bank holding companies with assets of $15 billion or greater, such as Webster, the phase out of existing trust preferred and other non-qualifying securities from Tier 1 capital will occur over a 3-year period beginning on January 1, 2013. Trust preferred securities will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act, and recently promulgated rules of the Securities Exchange Commission (the “SEC”), require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the Company’s proxy material in connection with shareholder director nominations.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act also requires that interchange transaction fees, which are established by payment card networks and paid by merchants to card issuers for each transaction, be reasonable and proportional to the cost of the card network’s expense for processing the transaction. In December 2010, the Federal Reserve Board (“FRB”) proposed regulations to establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction and to prohibit network exclusivity arrangements and routing restrictions. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more. In the proposal, the Federal Reserve Board requested comment on two alternative interchange fee standards that would apply to all covered issuers: one based on each issuer’s costs, with a safe harbor (initially set at 7 cents per transaction) and a cap (initially set at 12 cents per transaction); and the other a stand-alone cap (initially set at 12 cents per transaction). The Federal Reserve Board also requested comment on possible frameworks for an adjustment to the interchange fees to reflect certain issuer costs associated with fraud prevention.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Regulatory Agencies

Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a bank holding company and a financial holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Webster is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS,” and is subject to the rules of the NYSE for listed companies. Webster Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), and it is subject to certain FDIC regulations.

Many of the Company’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

As previously noted, the Company will be subject to the supervision of the Consumer Financial Protection Bureau (CFPB) in addition to its other regulators. The CFPB will have examination and enforcement authority over banks and savings institutions with more than $10 billion of assets. The Company may also be subject to increased scrutiny and enforcement efforts by state attorneys general in regard to consumer protection laws.

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

Dividends

The principal source of Webster’s liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its net retained profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, Webster Bank did not have the ability to pay dividends at December 31, 2010.

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

Federal Reserve System

FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained. The FRB regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $10.7 million which are exempt. Transaction accounts greater than $10.7 million up to $44.5 million have a reserve requirement of 3% and those greater than $44.5 have a reserve requirement of 10%. The FRB generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

As a member of the Federal Reserve Bank System, the Bank is required to hold FRB capital stock. The shares may be adjusted up or down based on changes to the Bank’s common stock and paid-in surplus. The Bank is in compliance with the FRB’s capital stock requirement.

Federal Home Loan Bank System

The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility for member institutions. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year up to a maximum of $25 million. The Bank is also required to hold shares of capital stock in the FHLB in amounts that vary between 3.0% to 4.5% of its advances (borrowings), depending on the maturity of the advance. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2010 of $93.2 million. At December 31, 2010, the Bank had approximately $768.0 million in FHLB advances.

On January 28, 2009, the FHLB notified its members via a letter from its president of its focus on preserving capital in response to ongoing market volatility. The letter outlined that actions taken by the FHLB included an excess stock repurchase moratorium, an increased retained earnings target, and quarterly dividend payout restrictions, and indicated that members will likely face quarters where there is little to no dividend payout. The FHLB could not indicate when dividends might be restored. Webster did not receive dividends from the FHLB during 2009 and 2010.

Source of Strength Doctrine

The Federal Reserve Board requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Webster is expected to commit resources to support Webster Bank, including at times when Webster may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

As of December 31, 2010, Webster and Webster Bank exceeded the regulatory requirements for the classification as “well capitalized”. In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios (“IMCRs”). Pursuant to these IMCRs, Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements as of June 30, 2010 through December 31, 2010. Webster Bank’s Tier 1 leverage and total risk based capital ratios were 8.6% and 14.3%, respectively, at December 31, 2010.

See Note 15 — Regulatory Matters in the Notes to Consolidated Financial Statements for additional information regarding Webster and Webster Bank’s regulatory capital levels.

Transactions with Affiliates

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require the provision of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, the affiliate marketing provisions of the Fair Credit Reporting Act require that, in certain situations where consumers’ information is shared with affiliates for use in marketing, the consumers must be given notice and a chance to opt out of the marketing.

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

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in Risk Category 1 institutions ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

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

FDIC deposit insurance assessment expenses totaled $24.5 million, $30.1 million, and $4.7 million million for the years ended December 31, 2010, 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under rules issued by the FDIC in February 2011, the base for insurance assessments would change from core deposits to consolidated assets less tangible equity capital. Assessment rates would also change from a flat rate to one that is risk weighted and considers the composition and concentration of assets and liabilities. The rules are effective for the quarter beginning April 1, 2011 and will impact insurance premiums incurred for the second quarter of 2011. The rules are not expected to significantly impact the expenses of the Company.

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

Emergency Economic Stabilization Act of 2008

Among the numerous steps the U.S. government has taken in response to the financial crises affecting the overall banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (EESA) on October 3, 2008. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 to strengthen confidence in the banking system (this time period was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009). On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (TLGP) that provide unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The TLGP also provide that the FDIC guarantee qualifying senior unsecured debt issued prior to June 2009 by participating banks and certain qualifying holding companies. Participating institutions were assessed a 10 basis point surcharge on the additional insured deposits and a 50 to 100 basis point assessment on qualifying senior unsecured debt issued under the debt guarantee portion of the program. Webster’s participation in both portions of the TLGP ended in June 2010.

Capital Purchase Program

On November 21, 2008, Webster entered into a Purchase Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury (i) 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (ii) a ten-year warrant to purchase up to 3,282,276 shares of the Company’s common stock, par value $0.01 per share (the Common Stock), at an initial exercise price of $18.28 per share (the Warrant), for an aggregate purchase price of $400 million in cash. The Company repurchased $100 million of is Series B Preferred Stock on March 3, 2010 and repurchased an additional $100 million on October 13, 2010. On December 29, 2010, Webster repurchased all of its remaining outstanding Series B Preferred Stock. During the period that the U.S. Treasury owned the preferred stock, the Company was subject to numerous additional regulations, including restrictions on our ability to increase our common stock dividend, limitations on the compensation arrangements for Webster’s senior executive officers, and additional corporate governance standards. Following the redemption of the preferred stock, Webster is no longer subject to these regulations other than certain reporting and certification obligations related to activities during 2010. Note however, that the ten-year warrant remained outstanding at December 31, 2010.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The NYSE has imposed a number of new corporate governance requirements as well.

Community Reinvestment Act and Fair Lending Laws

Webster Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest OCC CRA rating was “satisfactory”.

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

Other Legislative Initiatives

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

Risk Management Functions

Webster’s risk management framework is designed to identify, monitor, report and manage risk issues throughout the Company. The Audit and Risk Committees of the Board of Directors, comprised solely of independent directors, oversee all Webster’s risk-related matters. Webster’s Enterprise Risk Management Committee, which reports directly to the Risk Committee of the Board, is chaired by Webster’s Chief Operating Officer and is comprised of Webster’s Executive Management Committee and Senior Risk Officers. Webster’s Senior Risk Officers, who are Webster’s Corporate Treasurer and Chief Risk Officer, oversee matters related to market, credit and operational risk and report directly to the Chief Operating Officer.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk and liquidity risk. Accordingly, Webster’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO’s primary goals are to manage interest rate risk to maximize net income and net economic value over time within agreed upon risk parameters, in changing interest rate environments and to ensure an adequate supply of liquidity over time in changing business environments subject to Board of Director approved risk limits. ALCO is chaired by Webster’s Corporate Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors.

Credit Risk

Webster Bank manages and controls risk in its loan and investment portfolios through adherence to consistent standards. Written credit policies establish underwriting standards, place limits on exposure and set other limits or standards as deemed necessary and prudent. Exceptions to the underwriting policies arise periodically, and to ensure proper identification and disclosure, additional approval requirements and a tracking requirement for all qualified exceptions has been established.

Credit Risk Management, which is under the supervision of the Chief Risk Officer, is independent of the loan production and Treasury areas, oversees the approval process, ensures adherence to credit policies and monitors efforts to reduce classified and non-performing assets.

The Credit Risk Management Committee (CRMC), which consists of senior managers responsible for lending and senior managers from credit risk management, is chaired by Webster’s Chief Risk Officer who, as a Senior Risk Officer, regularly reports CRMC findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors regarding the credit quality of the loan and investment portfolios.

The Credit Risk Review function performs independent reviews of the risk ratings and credit underwriting process for all areas of the organization that incur credit risk. Credit Risk Review findings are reported to credit risk management and the Risk Committee of the Board. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The head of Credit Review reports directly to the Risk Committee of the Board and administratively to the Chief Risk Officer.

Operational Risk

Operational Risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. Webster’s Chief Risk Officer oversees the management and effectiveness of Webster’s compliance, enterprise risk management and operational risk management framework which includes the Compliance Program, the Bank Secrecy Act Program, the CRA and Fair Lending Programs, and the Enterprise Risk Management Program. The Chief Risk Officer is responsible for reporting on the adequacy of all operating risk management components and programs to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors and/or other committees of the Board as provided for under relevant charters, and is responsible for supervision of the following areas:

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

•

The Bank Secrecy Act (BSA) Department, Financial Intelligence Unit and Fraud Mitigation and Loss Management work together to ensure that BSA Program elements and internal and external fraud prevention and investigation processes are coordinated to mitigate losses and achieve regulatory reporting objectives.

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

Webster’s Operating Risk Management Committee (ORMC), which consists of senior managers responsible for human resources, legal, information security and operations and senior managers from operating risk management, is chaired by Webster’s Chief Risk Officer who regularly reports ORMC findings to the Enterprise Risk Management Committee and the Risk Committee of the Board of Directors regarding compliance, security, BSA, CRA and enterprise risk management as well as operating risk matters.

Internal Audit provides an independent assessment of the quality of internal controls for all major business units and operations throughout Webster. Results of Internal Audit reviews are reported to management and the Audit Committee of the Board. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports directly to the Audit Committee and administratively to the Chief Risk Officer.

Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A. and elsewhere within this Form 10-K for the year ended December 31, 2010 and in other reports filed by Webster with the SEC.

Regional Expansion and Related Activities

In the fourth quarter of 2009, the Company established regional headquarters in Boston’s financial district and centralized its regional offices into a new banking center in Providence’s financial district. In December 2010, the Company opened regional headquarters in White Plains, New York. In total, the Bank operates seven regional offices; in addition to Boston, Providence and White Plains, the Bank also has regional headquarters in Stamford, Waterbury, New Haven and Hartford.

The Company’s growth and increased market share have been achieved through both internal growth and in prior periods through acquisitions. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities are enhanced through acquisitions. No acquisitions were undertaken during 2010 or 2009. The Company divested its wholly owned insurance premium finance subsidiary in the fourth quarter of 2009.

Subsidiaries of Webster Financial Corporation

Webster’s direct subsidiaries as of December 31, 2010, included Webster Bank N.A. and Fleming, Perry & Cox, Inc. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued or may in the future issue trust preferred securities: Webster Capital Trust III, Webster Capital Trust IV, Webster Capital Trust V, Webster Capital Trust VI, Webster Capital Trust VII, Webster Statutory Trust I, People’s Bancshares Capital Trust II, Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I.

Webster Bank’s direct subsidiaries include Webster Mortgage Investment Corporation, Webster Preferred Capital Corporation, Webster Business Credit Corporation (“WBCC”) and Webster Capital Finance. Webster

Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 181 banking offices, 499 ATMs, telephone banking and the Internet. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential and commercial mortgage loans transferred from Webster Bank. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients within the region from Westchester County, New York to Boston. WBCC provides asset-based lending services. Webster Capital Finance provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated group.

Employees

At December 31, 2010, Webster had 3,123 employees, including 2,856 full-time and 267 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with it employees to be good. See Note 20 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

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

ITEM 1A.	RISK FACTORS

Our financial condition and results of operations are subject to various risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Changes in interest rates and spreads could have an impact on earnings and results of operations which could have a negative impact on the value of our stock.

Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

Difficult market conditions have adversely affected the industry in which we operate.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•	we may expect to face increased regulation of our industry, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses;

•

our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and

•	competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings and capital ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will no longer be able to count trust preferred securities as Tier 1 capital. For bank holding companies like us with assets of $15 billion or greater as of December 31, 2009, the phase out of existing trust preferred and other non-qualifying securities from Tier 1 capital will occur over a 3-year period beginning on January 1, 2013.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. We cannot be certain when final rules affecting us will be issued through such rulemakings, and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.

We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products, and/or limit pricing able to be charged on certain banking services, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

As of December 31, 2010, there were $63.1 million after tax unrealized gains and $33.2 million of after-tax net unrealized losses associated with our portfolio of investment securities available for sale. Generally, the fair value of such securities is based upon market values supplied by third-party sources. Market values for the securities in our portfolio declined moderately during 2010 as liquidity and pricing, was disrupted for certain securities and the yield curve steepened toward the end of the year. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. Generally, market conditions remain strained for certain classes of securities. Accordingly, no assurance can be provided that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. In 2010, we recognized $5.8 million in after-tax charges to earnings as a result of other-than-temporary impairment determinations. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital. See Note 4 – Investment Securities of Notes to Consolidated Financial Statements for further information.

Our allowance for loan losses may be insufficient.

Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty will more than likely affect employment levels and could impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we may need, depending on an analysis of the adequacy of the allowance for loan losses, additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. We may suffer higher loan losses as a result of these factors and the resulting impact on our borrowers.

Changes in local economic conditions could adversely affect our business.

A majority of our mortgage loans are secured by real estate in the State of Connecticut. Our success depends in part upon economic conditions in this and our other geographic markets. Adverse changes in such local markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase problem loans and charges-offs, and otherwise negatively affect our performance and financial condition.

Our stock price can be volatile.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly operating results;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	additional investments from third parties;

•	issuance of additional shares of stock;

•	changes in government regulations; or

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause our stock price to decrease regardless of our operating results.

We operate in a highly competitive industry and market area. If we fail to compete effectively, our financial condition and results of operations may be materially adversely affected.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Recent regulatory proposals also impose restrictions on the basis of asset size providing a potential advantage to smaller banking entities. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we, as well as better pricing for those products and services.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect the growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them. Currently, we do not have employment agreements with any of our executive officers. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on the business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.

If the goodwill that we have recorded in connection with our acquisitions becomes further impaired, it could have a negative impact on our profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2010, we had approximately $529.9 million of goodwill on our balance sheet related to our retail banking reporting unit and HSA Bank reporting units. Companies must evaluate goodwill for impairment at least annually. If our stock price trades below its book value and tangible book value, we would perform quarterly evaluations of the carrying value of goodwill. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial conditions and results of operations. See Note 7 – Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for further information.

We continually encounter technological change. The failure to understand and adapt to these changes could negatively impact our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

New lines of business or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business.

From time to time, we may implement new lines of business, offer new products and services within existing lines of business or shift focus on our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services and/or shifting focus of asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Customer information may be obtained and used fraudulently, which may negatively impact our reputation and customer base, cause increased regulatory scrutiny and expose us to litigation.

Risk of theft of customer information resulting from security breaches by third parties exposes us to reputation risk and potential monetary loss. We have exposure to fraudulent use of our customers’ personal information resulting from our general business operations and through customer use of financial instruments such as debit cards. While we have policies and procedures designed to prevent or limit the effect of this risk, there can be no assurance that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We may not pay dividends if we are not able to receive dividends from our subsidiary, Webster Bank.

Cash dividends from Webster Bank and its existing liquid assets are the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay us dividends is subject to its ability to earn net income and to meet certain regulatory requirements.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A portion of our loan portfolio at December 31, 2010 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Webster has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At December 31, 2010, Webster Bank had 181 banking offices located in Connecticut, Massachusetts, Rhode Island and New York as follows:

As of December 31, 2010
Location	Leased	Owned	Total
Connecticut:
Hartford County	29	19	48
New Haven County	16	20	36
Fairfield County	22	4	26
Litchfield County	5	11	16
Middlesex County	3	2	5
New London County	3	0	3
Tolland County	1	1	2
Massachusetts	9	15	24
Rhode Island	9	4	13
New York	8	0	8

Total Banking Offices	105	76	181

Lease expiration dates range from 1 to 78 years with renewal options of 2 to 35 years.

Subsidiaries and divisions maintain the following offices: Webster Financial Advisors, headquartered in Hartford, Connecticut, has offices in Stamford, New Haven, Waterbury and Providence, Rhode Island. Webster Capital Finance (formerly Center Capital Corporation) is headquartered in Farmington, Connecticut. Webster Business Credit Corporation (WBCC) is headquartered in New York, New York with offices in South Easton, Massachusetts and Hartford, Connecticut.

The total net book value of premises and equipment at December 31, 2010 was $157.7 million. See Note 8 – Premises and equipment, net in the Notes to Consolidated Financial Statements elsewhere in this report for additional information.

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

On May 28, 2010, a jury verdict was rendered in favor of the developer and against Webster Bank for $5.3 million in compensatory damages and $9.9 million in punitive damages plus attorney fees, and in favor of the remaining unit purchasers (some having previously settled with Webster Bank) for $1.4 million in compensatory damages and $2.3 million in punitive damages plus attorney fees. On June 29, 2010, judgment was entered by the Court in favor of the developer, its principal and the building owner and against Webster Bank for the amounts stipulated by the jury. Judgment has yet to be entered by the Court with regard to the damages awarded to the remaining unit purchasers. On August 4, 2010, the Court’s Magistrate rendered a decision denying plaintiffs’ motions for prejudgment interest, and granting plaintiffs’ motions to set attorney fees by establishing $0.5 million as the fee amount. The Court has not yet entered judgment on that decision.

On July 13, 2010, Webster Bank filed a motion in the Court of Common Pleas seeking to set aside the jury verdicts and enter judgment in its favor notwithstanding the verdicts or, in the alternative, a new trial, on the claims as to which the Court had entered judgment up to that point. On October 20, 2010, Webster Bank filed a motion in the Court of Common Pleas seeking to set aside the jury verdicts in favor of the unit purchasers and enter judgment in its favor notwithstanding the verdicts or, in the alternative, a new trial on their claims and on its counterclaim. On February 17, 2011, after conducting an oral hearing, the Court denied the Webster Bank motions seeking to set aside the jury verdicts and enter judgment in its favor notwithstanding those verdicts or, in the alternative, a new trial.

Webster Bank expects to file an appeal seeking to reverse and vacate the judgments and otherwise take whatever steps appropriate to resolve the litigation. As a result of the jury’s verdict in the case, Webster recorded a reserve for the full $19.0 million aggregate verdict in the second quarter of 2010 and an additional estimated amount for expenses.

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

On September 28, 2010, Webster Bank entered into an agreement to settle the Connecticut Action. While Webster Bank continues to believe its practices were both proper and lawful, Webster Bank agreed to pay $2.8 million fully and finally to resolve the Connecticut Action, and to avoid any further expense and distraction occasioned by the litigation. On November 22, 2010, the United States District Court for the District of Connecticut preliminarily approved the settlement and scheduled a hearing to consider final approval of the settlement for March 24, 2011.

The settlement, which was subject to approval by the United States District Court for the District of Connecticut, would also fully and finally resolve the SDNY Action.

On October 15, 2010, the Connecticut Action was conditionally transferred by the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings centralized and currently pending in the United States District Court for the Southern District of Florida. On November 5, 2010, Webster Bank filed a motion to vacate the transfer order to allow the Settlement Agreement to be considered for preliminary and final approval by the United States District Court for the District of Connecticut. The United States Judicial Panel on Multidistrict Litigation vacated the transfer order on February 3, 2011.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

On January 31, 2011, the closing market price of Webster common stock was $22.88. On January 24, 2011, Webster’s Board of Directors declared a quarterly dividend of $.01 per share.

The following table sets forth for each quarter of 2010 and 2009 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividend declared per share.

Common Stock (per share)
2010	High	Low	Dividends Declared
Fourth quarter	$19.97	$16.37	$0.01
Third quarter	20.20	15.55	0.01
Second quarter	22.68	16.90	0.01
First quarter	18.98	11.98	0.01

2009	High	Low	Dividends Declared
Fourth quarter	$13.81	$10.64	$0.01
Third quarter	14.00	7.27	0.01
Second quarter	8.55	4.00	0.01
First quarter	14.34	2.85	0.01

Holders

Webster had 8,796 holders of record of common stock and 87,159,837 shares outstanding on January 31, 2011. The number of shareholders of record was determined by BNY Mellon Shareowner Services, the Company’s transfer agent and registrar.

Dividends

A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank (the Bank). The Bank’s ability to make dividend payments to Webster is governed by OCC regulations. Without specific OCC approval, and subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the total of all dividends declared by the Bank is limited to net profits for the current year to date as of the declaration date plus net retained profits from the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

The payment of dividends is subject to various additional restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2010, Webster Bank was in compliance with all applicable minimum capital requirements; however, the Bank did not have the ability to pay dividends to Webster based on the profitability of the Bank in the preceding two years.

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

Recent Sale and Exchange of Registered Securities; Use of Proceeds from Registered Securities.

As disclosed in Webster’s Current Reports on Form 8-K, the Company sold 6.63 million shares of the Company’s common stock in December 2010. The proceeds from the offering, along with available cash, were used to repurchase the remaining outstanding cumulative Perpetual Preferred Stock, Series B, which was previously issued to the United States Department of Treasury.

Registered securities were exchanged as part of employee and director stock compensation plans.

Recent Sale of Unregistered Securities

Except as disclosed in Webster’s Current Reports on Form 8-K, no unregistered securities were sold by Webster during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2010. Management could not engage in share repurchases as part of a publicly announced plan or program pursuant to its participation in the CPP. The Company’s participation in the CPP ended on December 29, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2010	3,827	$17.68	—	2,111,200
November 1-30, 2010	3,253	17.45	—	2,111,200
December 1-31, 2010	35,033	18.43	—	2,111,200

Total	42,113	$18.28	—	2,111,200

(1)	All shares repurchased were used for employee compensation plans.
(2)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated.

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index and the Keefe, Bruyette & Woods Regional Banking Index (“Keefe Bruyette Index”). The Keefe Bruyette Index was chosen as the industry index because Webster believes it provides a better comparison and more appropriate benchmark against which to measure stock performance. Please note that the SNL All Bank and Thrift Index is no longer represented on the following graph as disclosed in Webster’s 2009 10-K.

Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2005.

Comparison of Five Year Cumulative Total Return Among

Webster, S&P 500 Index, Keefe Bruyette Index

	Period Ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Webster Financial Corporation	$100	$106	$72	$33	$28	$47
Keefe Bruyette Index	$100	$109	$85	$69	$54	$65
S&P 500 Index	$100	$116	$122	$77	$97	$112

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
BALANCE SHEETS
Total assets	$18,038,068	$17,739,197	$17,583,537	$17,201,960	$17,096,659
Loans, net	10,702,974	10,695,525	11,952,262	12,287,857	12,775,772
Investment securities	5,486,229	4,784,912	3,711,293	2,748,931	1,824,247
Federal Home Loan Bank and Federal Reserve Bank stock	143,874	140,874	134,874	110,962	137,755
Goodwill and other intangible assets, net	551,164	556,752	563,926	768,015	777,659
Deposits	13,608,785	13,632,127	11,884,890	12,354,158	12,458,396
FHLB advances and other borrowings	2,442,319	1,989,916	3,594,764	2,940,883	2,590,075
Total equity	1,783,066	1,958,034	1,883,738	1,746,247	1,883,736

STATEMENTS OF OPERATIONS
Interest income	$706,186	$745,342	$869,273	$995,595	$1,014,738
Interest expense	171,376	250,704	363,482	487,403	506,188

Net interest income	534,810	494,638	505,791	508,192	508,550
Provision for loan losses	115,000	303,000	186,300	67,750	11,000
Other non-interest income	190,901	229,395	197,319	204,156	179,195
Total other-than-temporary impairment losses on securities	(14,445)	(40,064)	(219,277)	(3,565)	(48,879)
Portion of the loss recognized in other comprehensive income	8,607	11,587	—	—	—

Net impairment losses recognized in earnings	(5,838)	(28,477)	(219,277)	(3,565)	(48,879)
Net unrealized gain on securities classified as trading	12,045	—	—	—	—
Net gain (loss) on sale of investment securities	9,748	(13,810)	(6,094)	1,721	1,289
Goodwill impairment	—	—	198,379	—	—
Non-interest expense	538,974	507,394	476,790	483,094	435,482

Income (loss) from continuing operations before income tax expense (benefit)	87,692	(128,648)	(383,730)	159,660	193,673
Income tax expense (benefit)	13,468	(52,736)	(65,840)	48,088	59,140

Income (loss) from continuing operations	74,224	(75,912)	(317,890)	111,572	134,533
Income (loss) from discontinued operations, net of tax	94	302	(3,073)	(13,923)	110
Less: Net income (loss) attributable to non controlling interests	3	22	4	13	(10)
Preferred stock dividends	(18,086)	(32,863)	(12,805)	(863)	(863)
Accretion of preferred stock discount and gain on extinguishment	(6,830)	23,243	(145)	—	—

Net income (loss) available to common shareholders	$49,399	$(85,252)	$(333,917)	$96,773	$133,790

Per Share Data
Net income (loss) per share from continuing operations—basic	$0.63	$(1.41)	$(6.37)	$2.02	$2.50
Net income (loss) per share—basic	0.63	(1.40)	(6.43)	1.77	2.50
Net income (loss) per share from continuing operations—diluted	0.60	(2.15)	(6.37)	2.01	2.47
Net income (loss) per share—diluted	0.60	(2.14)	(6.43)	1.76	2.47
Dividends declared per common share	0.04	0.04	1.20	1.17	1.06
Book value per common share	20.01	19.60	23.78	33.09	33.24
Tangible book value per common share	13.78	12.57	13.35	18.73	19.76
Dividends declared per Series A preferred share	85.00	85.00	43.44	—	—
Dividends declared per Series B preferred share	49.86	50.00	5.42	—	—
Dividends declared per Series C preferred share	—	1.00	—	—	—
Dividends declared per affiliate preferred share	0.86	0.86	0.86	0.86	0.86
Weighted-average shares—diluted	82,172	63,916	52,020	54,900	54,065
Key Performance Ratios
Return on average assets (a)	0.42%	(0.43)%	(1.84)%	0.66%	0.75%
Return on average shareholders' equity (a)	3.96	(4.04)	(17.39)	5.97	7.78
Net interest margin	3.34	3.13	3.28	3.40	3.16
Interest-rate spread	3.29	3.07	3.21	3.32	3.09
Non-interest income as a percentage of total revenue	27.89	27.45	(5.87)	28.48	20.56
Average shareholders' equity to average assets	10.49	10.69	10.57	10.99	9.61
Dividend payout ratio	6.34	(2.86)	(18.69)	66.48	42.91
Asset Quality Ratios
Allowance for loan losses/total loans	2.92%	3.09%	1.93%	1.51%	1.14%
Net charge-offs/average loans	1.23	1.68	1.09	0.20	0.13
Non-performing loans/total loans	2.48	3.38	1.91	0.90	0.46
Non-performing assets/total loans plus OREO	2.73	3.63	2.15	0.97	0.48

(a)	Calculated based on income from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in this report (collectively, the “Consolidated Financial Statements”).

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (2) volatility and disruption in national and international financial markets; (3) government intervention in the U.S. financial system; (4) changes in the level of non-performing assets and charge-offs; (5) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (6) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (7) inflation, interest rate, securities market and monetary fluctuations; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (9) changes in consumer spending, borrowings and savings habits; (10) technological changes; (11) the ability to increase market share and control expenses; (12) changes in the competitive environment among banks, financial holding companies and other financial service providers; (13) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including those under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords that is under development; (14) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (15) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (16) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Results of Operations

Summary

For the year ended December 31, 2010, Webster’s net income available to common shareholders was $49.4 million compared to a net loss of $85.3 million for the year ended December 31, 2009. Net income per diluted share was $0.60 for the year ended December 31, 2010 compared to a net loss per diluted share of $2.14 for the year ended December 31, 2009. The primary contributors to the improvement from a net loss in 2009 to net income in 2010 are outlined below.

The factors positively impacting net income available to common shareholders in 2010 when compared to 2009 were:

•	provision for loan losses was $188.0 million lower;

•	net interest income was $40.2 million higher;

•	net gain in 2010 (compared to net loss in 2009) on sale of investment securities was $23.6 million favorable;

•	net impairment losses recognized on securities were $22.7 million less; and

•	net gains on trading securities of $12.0 million.

The factors negatively impacting net income available to common shareholders in 2010 when compared to 2009 were:

•	a $24.3 million gain on the exchange of trust preferreds for common stock was recorded in 2009;

•	settlement and reserve for litigation of $22.5 million in 2010; and

•	a $10.4 million reduction in Deposit Service fees related to Regulation E implementation.

The impact of the items outlined above, after the effect from income taxes, resulted in income from continuing operations of $74.2 million for the year ended December 31, 2010 as compared to a loss of $75.9 million for the year ended December 31, 2009.

Income from discontinued operations, net of taxes, totaled $0.1 million and $0.3 million for the year ended December 31, 2010 and 2009, respectively, from contingent consideration within the respective sales contract for Webster Insurance.

Net interest income increased $40.2 million, or 8.1%, from 2009 to $534.8 million for the year ended December 31, 2010. Average total interest earning assets increased by $287.2 million, while average yields declined by 30 basis points in 2010 compared to 2009 and average total interest bearing liabilities increased by $259.5 million, while average costs declined by 52 basis points in 2010 compared to 2009.

Non-interest income increased $19.7 million, or 10.6%, to $206.9 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The increase in non-interest income is due primarily to a $23.6 million favorable effect of a 2010 net gain as compared to a 2009 net loss on sale of investment securities and $22.7 million lower net impairment losses recognized in 2010 as compared to 2009, offset by a $24.3 million gain on the exchange of trust preferreds for common stock which occurred in 2009.

Non-interest expense increased $31.6 million, or 6.2%, to $539.0 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The increase is primarily due to a $19.7 million charge for a litigation reserve related to the Broadwin litigation and a settlement charge of $2.8 million related to a class action lawsuit related to the assessment and collection of overdue fees on customer checking accounts.

Significant Events

On December 27, 2010, Webster completed a public offering of 6,630,000 shares of common stock at a price to the public of $18.00 per share. In conjunction with the public offering, Warburg Pincus and one of its affiliates, each an existing stockholder, purchased 2,069,848 shares of Webster’s common stock at the price to the public less applicable underwriting discounts and commissions. Together with the shares issued in the public offering, the total number of shares sold was 8,699,848. On December 29, 2010, Webster used the proceeds together with available funds to redeem the remaining $200 million of Capital Purchase Program preferred shares held by the United States Treasury.

Selected financial highlights are presented in the following table.

	At or for the years ended December 31,
(In thousands, except per share and ratio data)	2010	2009	2008
Earnings
Net interest income	$534,810	$494,638	$505,791
Total non-interest income	206,856	187,108	(28,052)
Total non-interest expense	538,974	507,394	675,169
Income (loss) from continuing operations	74,224	(75,912)	(317,890)
Income (loss) from discontinued operations, net of tax	94	302	(3,073)
Net income attributable to noncontrolling interests	3	22	4
Net income (loss) attributable to Webster Financial Corporation	74,315	(75,632)	(320,967)
Net income (loss) available to common shareholders	49,399	(85,252)	(333,917)

Per Share Data
Net income (loss) per common share from continuing operations—diluted (a)	$0.60	$(2.15)	$(6.37)
Net income (loss) per common share—diluted (a)	0.60	(2.14)	(6.43)
Dividends declared per common share	0.04	0.04	1.20
Book value per common share	20.01	19.60	23.78
Tangible book value per common share	13.78	12.57	13.35
Weighted-average shares—diluted	82,172	63,916	52,020
Dividends declared per Series A preferred share	$85.00	$85.00	$43.44
Dividends declared per Series B preferred share	49.86	50.00	5.42
Dividends declared per Series C preferred share	—	1.00	—
Dividends declared per affiliate preferred share	0.86	0.86	0.86

Selected Ratios
Return on average assets (b)	0.42%	(0.43)%	(1.84)%
Return on average shareholders' equity (b)	3.96	(4.04)	(17.39)
Net interest margin	3.34	3.13	3.28
Efficiency ratio (c)	66.49	65.92	62.38
Tangible capital ratio	6.99	8.10	7.70
Tier one common equity to risk weighted assets	9.87	7.83	5.66

(a)	For the years ended December 31, 2010 and 2009 the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of this security was not included in the determination of diluted shares (average). In addition, stock options, restricted stock awards and outstanding warrants to purchase common stock were also deemed to be anti-dilutive, therefore, the effect of these instruments were not included in the determination of diluted shares (average) for the year ended December 31, 2009.
(b)	Calculated based on income from continuing operations.
(c)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

Table 1: Three-year average balance sheet and net interest margin (average balances are daily averages).

	Years ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Interest-bearing deposits	$151,756	$389	0.26	$156,553	$471	0.30	$6,422	$146	2.27
Securities (b)	5,254,314	225,918	4.32	4,150,969	217,961	5.18	2,895,616	166,312	5.56
Federal Home Loan and Federal
Reserve Bank stock	142,896	2,983	2.09	137,931	2,685	1.95	127,423	5,501	4.32
Loans held for sale	21,758	970	4.46	52,131	2,077	3.98	27,366	1,597	5.83
Loans	10,911,140	490,783	4.50%	11,697,078	$536,635	4.59%	12,700,933	710,621	5.60%

Total interest-earning assets	16,481,864	721,043	4.38%	16,194,662	759,829	4.68%	15,757,760	884,177	5.58%
Noninterest-earning assets	1,375,987			1,395,821			1,546,699

Total assets	$17,857,851			$17,590,483			$17,304,459

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$1,789,161	$—	—%	$1,578,356	$—	—%	$1,487,661	$—	—%
Savings, NOW & money market deposits	8,458,169	49,251	0.58	6,977,196	60,971	0.87	5,776,660	80,994	1.40
Certificates of deposit	3,490,017	63,378	1.82	4,525,770	119,833	2.65	4,764,386	169,188	3.55

Total interest-bearing deposits	13,737,347	112,629	0.82	13,081,322	180,804	1.38	12,028,707	250,182	2.08
Federal Home Loan Bank advances	567,711	17,628	3.11	697,711	25,286	3.62	1,269,098	39,236	3.09
Securities sold under agreements to repurchase and other short-term borrowings	899,203	15,900	1.77	1,124,118	19,275	1.71	1,359,318	34,643	2.55
Long-term debt	586,546	25,219	4.30	628,145	25,339	4.03	660,146	39,421	5.97

Total borrowings	2,053,460	58,747	2.86	2,449,974	69,900	2.85	3,288,562	113,300	3.45

Total interest-bearing liabilities	15,790,807	171,376	1.09%	15,531,296	250,704	1.61%	15,317,269	363,482	2.37%
Noninterest-bearing liabilities	184,264			168,970			149,200

Total liabilities	15,975,071			15,700,266			15,466,469
Equity	1,882,780			1,890,217			1,837,990

Total liabilities and equity	$17,857,851			$17,590,483			$17,304,459

Fully tax-equivalent net interest income		549,667			509,125			520,695
Less: tax equivalent adjustments		(14,857)			(14,487)			(14,904)

Net interest income		$534,810			$494,638			$505,791

Interest-rate spread			3.29%			3.07%			3.21%
Net interest margin (b)			3.34%			3.13%			3.28%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $22.9 million, $(57.6) million and $(94.0) million as of December 31, 2010, 2009 and 2008, respectively, are excluded from the average balance for rate calculations.

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

Table 2: Net interest income – rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2010 vs. 2009 Increase (decrease) due to			Years ended December 31, 2009 vs. 2008 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(10,341)	$(35,511)	$(45,852)	$(120,905)	$(53,081)	$(173,986)
Loans held for sale	223	(1,330)	(1,107)	(624)	1,104	480
Investment securities	(35,836)	43,639	7,803	(14,627)	64,202	49,575

Total interest income	(45,954)	6,798	(39,156)	(136,156)	12,225	(123,931)

Interest on interest-bearing liabilities:
Deposits	$(76,837)	$8,662	(68,175)	(89,752)	20,374	(69,378)
Borrowings	190	(11,343)	(11,153)	(17,475)	(25,925)	(43,400)

Total interest expense	(76,647)	(2,681)	(79,328)	(107,227)	(5,551)	(112,778)

Net change in net interest income	$30,693	$9,479	$40,172	$(28,929)	$17,776	$(11,153)

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on deposits and borrowings, totaled $534.8 million for the year ended December 31, 2010, compared to $494.6 million for the year ended December 31, 2009, an increase of $40.2 million. Average interest-earning assets increased to $16.5 billion at December 31, 2010 from $16.2 billion at December 31, 2009 while average interest-bearing liabilities also increased to $15.8 billion at December 31, 2010 from $15.5 billion at December 31, 2009. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 21 basis points to 3.34% for the year ended December 31, 2010 from 3.13% for the year ended December 31, 2009. The yield on interest-earning assets declined by 30 basis points for the year ended December 31, 2010 while the cost of interest-bearing liabilities declined 52 basis points for the year ended December 31, 2010.

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

Interest Income

Interest income decreased $39.2 million to $706.2 million for the year ended December 31, 2010 as compared to 2009. The average loan portfolio, excluding loans held for sale, decreased by $785.9 million for the year ended December 31, 2010 compared to 2009. Average investment securities increased by $1.1 billion for the year ended December 31, 2010 compared to 2009.

The 30 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2010 to 4.38% compared to 4.68% for 2009 is a result of repayment of higher yielding loans and securities, origination of lower yielding loans and purchase of lower yielding securities. The loan portfolio yield decreased 9 basis points to 4.50% for the year ended December 31, 2010 and comprised 66.2% of average interest-earning assets at December 31, 2010 compared to the loan portfolio yield of 4.59% and 72.2% of average interest-earning assets for the year ended December 31, 2009. The yield on investment securities decreased by 86 basis points to 4.32% and comprised 31.9% of average interest earning assets at December 31, 2010 compared to the investment portfolio yield of 5.18% and 25.6% of average interest earning assets at December 31, 2009.

Interest Expense

Interest expense for the year ended December 31, 2010 decreased $79.3 million compared to 2009. The average cost of interest-bearing liabilities was 1.09% for the year ended December 31, 2010 a decrease of 52 basis points compared to 1.61% for 2009. The decrease was primarily due to a decline of 56 basis points in the cost of deposits to 0.82% from 1.38% a year ago, and an increase in average deposits of $0.7 billion compared to 2009, partially offset by a 1 basis point increase in the cost of borrowings to 2.86% from 2.85% for the year ended December 31, 2009.

Provision for Loan Losses

The provision for loan losses was $115.0 million for the year ended December 31, 2010, a decrease of $188.0 million compared to $303.0 million for the year ended December 31, 2009. The decrease is primarily due to management’s perspective regarding the level of probable losses inherent in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the year ended December 31, 2010, total net charge-offs were $134.5 million compared to $196.4 million in 2009. See Tables 17 through 23 for information on the allowance for loan losses, net charge-offs and non-performing assets.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2010, the allowance for loan losses totaled $321.7 million or 2.92% of total loans compared to $341.2 million or 3.09% at December 31, 2009. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2010 to 2009.

	Years ended December 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Income:
Deposit service fees	$108,977	$119,421	$(10,444)	(8.7)%
Loan related fees	25,917	24,890	1,027	4.1
Wealth and investment services	24,925	24,000	925	3.9
Mortgage banking activities	4,169	6,901	(2,732)	(39.6)
Increase in cash surrender value of life insurance policies	10,517	10,629	(112)	(1.1)
Net gain on trading securities	12,045	—	12,045	100.0
Gain on the exchange of trust preferreds for common stock	—	24,336	(24,336)	(100.0)
Gain on early extinguishment of subordinated notes	—	5,993	(5,993)	(100.0)
Net gain (loss) on sale of investment securities	9,748	(13,810)	23,558	(170.6)
Total other-than-temporary impairment losses on securities	(14,445)	(40,064)	25,619	(63.9)
Portion of the loss recognized in other comprehensive income	8,607	11,587	(2,980)	(25.7)

Net impairment losses recognized in earnings	(5,838)	(28,477)	22,639	(79.5)
Other income	16,396	13,225	3,171	24.0

Total non-interest income	$206,856	$187,108	$19,748	10.6%

Total non-interest income was $206.9 million for the year ended December 31, 2010, an increase of $19.7 million, or 10.6%, from the year ended December 31, 2009. The increase for 2010 is primarily attributable to the $25.6 million reduction in other-than-temporary impairment losses and a $23.6 million favorable effect of a 2010 net gain as compared to a 2009 net loss on sale of investment securities, offset in part by a $24.3 million gain on the exchange of trust preferreds for common stock and a $6.0 million gain on the early extinguishment of Webster’s subordinated notes both of which occurred in 2009 and a $10.4 million decrease in deposit service fees.

Deposit Service Fees. Deposit service fees totaled $109.0 million for the year ended December 31, 2010, down $10.4 million from the comparable period in 2009, primarily due to a decline in overdraft fees associated with the implementation of Regulation E during the third quarter of 2010.

Loan-Related Fees. Loan-related fees were $25.9 million for the year ended December 31, 2010, an increase of $1.0 million from the comparable period in 2009 due to an increase in commercial loan fees related to modifications and renewals, offset by a decrease in volume of loan origination fees.

Wealth and Investment Services. Wealth and investment services income was $24.9 million for the year ended December 31, 2010, up $0.9 million from the comparable period in 2009, due to an increase in new business originated, and coupled with an improvement in market conditions.

Mortgage Banking Activities. Mortgage banking activities were $4.2 million for the year ended December 31, 2010, down $2.7 million from the comparable period in 2009 due primarily to decline in the volume of loans originated and sold to third parties. The impact of declining volumes was offset in part by increases in spreads and average prices for the loans sold.

Net Gain on Trading Securities. Net gain on securities classified as trading of $12.0 million for the year ended December 31, 2010 represents the positive fair value adjustment on common stock classified as trading securities in the investment portfolio.

Net Gain (Loss) on Sale of Investment Securities. Net gains from the sale of investments were approximately $9.7 million for the year ended December 31, 2010, compared to the net losses of $13.8 million recorded a year ago.

Net Impairment Losses on Securities Recognized in Earnings. Net impairment losses on securities recognized in earnings were approximately $5.8 million for the year ended December 31, 2010, a reduction in losses of $22.6 million from the comparable period in 2009. This decrease is primarily the result of improvement in the credit of underlying collateral and a decrease in deferrals in 2010 compared to 2009, and the recent overall drop in yields during the year ended December 31, 2010.

Other. All other non-interest income was $16.4 million for the year ended December 31, 2010 compared to $13.2 million a year ago. The $3.2 million increase is primarily due to a realized gain of $6.4 million on the sale of the Company’s direct investment in the Higher One Holdings, Inc., as part of that company’s recent initial public offering, offset by a $2.5 million negative valuation recorded on the Fed Funds futures contract which was entered into in the first quarter of 2010.

Non-interest Expense

Table 4: Non-interest expense comparison of 2010 to 2009.

	Years ended December 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$246,026	$237,074	$8,952	3.8%
Occupancy	55,634	55,522	112	0.2
Technology and equipment expense	62,855	60,926	1,929	3.2
Intangible assets amortization	5,588	5,743	(155)	(2.7)
Marketing	18,968	14,469	4,499	31.1
Professional and outside services	14,721	15,015	(294)	(2.0)
Deposit insurance	24,535	30,056	(5,521)	(18.4)
Litigation reserve and settlement	22,476	—	22,476	100.0
Other expenses	88,171	88,589	(418)	(0.5)

Total non-interest expense	$538,974	$507,394	$31,580	6.2%

Total non-interest expense was $539.0 million for the year ended December 31, 2010 compared to $507.4 million for the year ended December 31, 2009. The $31.6 million increase in non-interest expense is primarily due to a $22.5 million increase for litigation and a $9.0 million increase for compensation and benefits. The following provides additional discussion on the various components of non-interest expense.

Compensation and benefits. Compensation and benefits were $246.0 million for the year ended December 31, 2010, an increase of $9.0 million when compared to the $237.1 million for the year ended December 31, 2009. The increase in compensation and benefits is primarily due to increases in base compensation and extended hours for the retail banking segment.

Marketing. Marketing expenses were $19.0 million for the year ended December 31, 2010, an increase of $4.5 million when compared to the $14.5 million for the year ended December 31, 2009. The increase is primarily due to product redesign and increased marketing efforts to support brand and business development during the year ended December 31, 2010.

Deposit Insurance. The FDIC deposit insurance assessment for year ended December 31, 2010 was $24.5 million as compared to $30.1 million for the year ended December 31, 2009. This decrease from the comparable period in 2009 is due to a 2009 $8.0 million special assessment partially offset by an increase in FDIC insured deposits coupled with an increase in fees for the Transaction Account Guarantee Program (“TAGP”) that was experienced in the first six months of 2010. The Company ended its participation in the TAGP program as of June 30, 2010.

Litigation reserve and settlement. Litigation expenses were $22.5 million for the year ended December 31, 2010 for charges encompassing a $19.7 million charge for a litigation reserve related to the Broadwin litigation and a settlement charge of $2.8 million related to a class action lawsuit related to the assessment and collection of overdue fees on customer checking accounts. There were no such charges in 2009.

Other Expense. Other expenses were $88.2 million for the year ended December 31, 2010, a decrease of $0.4 million when compared to the $88.6 million for the year ended December 31, 2009. The decrease from the comparable period in 2009 is primarily due to a decrease in foreclosed and repossessed asset expenses and write-downs, partially offset by an increase in loan workout expenses from the comparable period in 2009, reflecting the Company’s focus on problem loan resolution.

Discontinued Operations

For the year ended December 31, 2010 income from discontinued operations was $0.1 million, a decrease of $0.2 million from the $0.3 million income from discontinued operations recognized for the year ended December 31, 2009. Income from discontinued operations is primarily related to the sale of Webster Insurance and Webster Risk Services in 2008. Activity for the year ended December 31, 2010 represents earn-out contracts associated with the 2009 revenues.

Income Taxes

During 2010, Webster recognized income tax expense of $13.5 million on its $87.7 million pre-tax income applicable to continuing operations during the year, reflecting a 15.4% effective tax rate. In 2009, Webster recognized a tax benefit of $52.7 million on the $128.6 million pre-tax loss applicable to continuing operations that year, reflecting a 41.0% effective tax-benefit rate. As a result of pre-tax losses in 2009, an analytical comparison of 2010 and 2009 effective tax rates is not meaningful.

Webster’s 2010 tax expense was impacted by a reduction in the deferred tax asset valuation allowance applicable to capital losses as a result of capital gains recognized during 2010, which decreased tax expense by $5.6 million. Additionally, Webster’s 2010 tax expense was increased by $0.9 million relative to 2009, as a result of restrictions imposed on the tax-deductibility of executive compensation due to its participation in the U.S. Treasury’s Capital Purchase Program. That increase was offset by a $1.5 million net reduction in tax expense applicable to state and local taxes, when compared to 2009, attributable principally to the resolution of uncertain tax positions.

Webster’s 2009 tax benefit was impacted by certain losses characterized as capital in nature for U.S. corporation income tax purposes, for which a deferred tax asset valuation allowance was recognized, decreasing the tax benefit by $4.4 million. Webster’s 2009 tax benefit was reduced by another $1.9 million as a result of restrictions imposed on the tax-deductibility of executive compensation due to its participation in the U.S. Treasury’s Capital Purchase Program. Partially offsetting the effects of the items noted above is the non-taxable, $3.6 million fair-value adjustment applicable to warrants included in Webster’s 2009 non-interest income, the tax expense on which otherwise would have been $1.2 million.

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 9 – Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2009 and 2008 Years

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

The following factors favorably impacted net loss available to common shareholders in 2009 when compared to 2008:

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

•	a $24.3 million gain was recognized in 2009 on the extinguishment of $63.9 million in par amount of Webster’s trust preferred securities for common stock.

The following factors, among others, unfavorably impacted net loss available to common shareholders in 2009 when compared to 2008:

•	the provision for loan losses was $116.7 million higher in 2009 versus 2008;

•	preferred dividends on the Company’s Preferred Stock increased $20.1 million in 2009 when compared to 2008;

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

The loss from continuing operations was $75.9 million for the year ended December 31, 2009 and compared to a loss of $317.9 million for the year ended December 31, 2008. In addition to the items outlined above, in 2009, the Company experienced a $25.4 million increase in FDIC deposit insurance and a $9.2 million increase in charges associated with foreclosed and repossessed assets, when compared to 2008.

Income from discontinued operations, net of taxes, totaled $0.3 million for the year ended December 31, 2009 related to contingent consideration within the respective sales contract for Webster Insurance. A $3.1 million loss from discontinued operations was recognized in 2008 and was related to losses recognized on the sales of Webster Insurance and Webster Risk Services.

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

The decline in yields in certain asset classes within the loan portfolio reflects the effects that the 400 basis point reductions made by the Federal Reserve during 2008 had in 2009 on the floating rate home equity lines, commercial real estate (“CRE”) and commercial and industrial (“C&I”) interest bearing assets. At December 31, 2009 approximately 71.2% of Webster’s CRE portfolio and 91.5% of its C&I portfolio were floating rate assets, while 94.4% of the equipment finance portfolio was fixed rate. The decline in yields was also impacted by the reduction in interest earned due to an increase in non-accruing loans. Webster’s total non-performing assets increased to $402.0 million at December 31, 2009 in comparison with $263.2 million at December 31, 2008, with C&I, commercial real estate, and 1-4 family residential representing $128.9 million of the $138.8 million increase. The majority of the increase was a result of commercial real estate loans along with 1-4 family residential loans that reflect the continuing challenge of the residential housing market as well as the deterioration of economic conditions of the market in general.

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

The 90 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2009 to 4.68% compared to 5.58% for 2008 is a direct result of actions taken by the Federal Reserve in 2008 to lower the federal funds rate by 400 basis points. The federal funds rate remained at 0.25%

throughout 2009 but fell by 184 basis points between 2008 and 2009. The loan portfolio yield decreased 101 basis points to 4.59% for the year ended December 31, 2009 and comprised 72.2% of average interest-earning assets at December 31, 2009 compared to the loan portfolio yield of 5.60% and 80.6% of average interest-earning assets for the year ended December 31, 2008. Additionally, the yield on investment securities was 5.18%, a 38 basis point decrease over 2008.

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

Provision for Loan Losses

The provision for loan losses was $303.0 million for the year ended December 31, 2009, an increase of $116.7 million compared to $186.3 million for the year ended December 31, 2008. The increase in the provision is primarily due to increased charge-offs and increased reserve coverage levels given the increase in non-performing loans as well as the general deteriorating economic conditions affecting all of the Company’s loan portfolios. For the year ended December 31, 2009, total net charge-offs were $196.4 million compared to $138.1 million in 2008. See Tables 17 through 23 for information on the allowance for loan losses, net charge-offs and non-performing assets.

Management performs a quarterly review of the loan portfolio and unfunded commitments to determine the adequacy of the allowance for loan losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2009, the allowance for loan losses totaled $341.2 million or 3.09% of total loans compared to $235.3 million or 1.93% at December 31, 2008. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 5: Non-interest income comparison of 2009 to 2008.

	Years ended December 31,		Increase (decrease)
(In thousands)	2009	2008	Amount	Percent
Non-Interest Income:
Deposit service fees	$119,421	$120,132	$(711)	(0.6)%
Loan related fees	24,890	29,067	(4,177)	(14.4)
Wealth and investment services	24,000	28,140	(4,140)	(14.7)
Mortgage banking activities	6,901	1,230	5,671	461.1
Increase in cash surrender value of life insurance policies	10,629	10,441	188	1.8
Gain on the exchange of trust preferreds for common stock	24,336	—	24,336	100.0
Gain on early extinguishment of subordinated notes	5,993	—	5,993	100.0
Net loss on sale of investment securities	(13,810)	(6,094)	(7,716)	126.6
Total other-than-temporary impairment losses on securities	(40,064)	(219,277)	179,213	(81.7)
Portion of the loss recognized in other comprehensive income	11,587	—	11,587	—

Net impairment losses recognized in earnings	(28,477)	(219,277)	190,800	(87.0)
Other income	13,225	8,309	4,916	59.2

Total non-interest income (loss)	$187,108	$(28,052)	$215,160	767.0%

Total non-interest income was $187.1 million for the year ended December 31, 2009, an increase of $215.2 million, or 767%, from the comparable period in 2008. The increase for the year ended December 31, 2009 is primarily attributable to the $190.8 million reduction in other-than-temporary impairment charges, a $24.3 million gain on the exchange of trust preferred securities for common stock, a $6.0 million gain on the early extinguishment of $22.5 million of Webster’s subordinated notes, offset by a $7.7 million increase in net losses on the sale of investment securities.

Deposit Service Fees. Deposit service fees totaled $119.4 million for the year ended December 31, 2009, down $0.7 million from the comparable period in 2008 due to reduced customer overdraft fees and ATM usage.

Loan-Related Fees. Loan-related fees were $24.9 million for the year ended December 31, 2009, a decrease of $4.2 million from the comparable period in 2008 due to a lower volume of prepayment penalties and loan origination volumes for 2009.

Wealth and Investment Services. Wealth and investment services income was $24.0 million for the year ended December 31, 2009, down $4.1 million from the comparable period in 2008, primarily a slow recovery of asset values during 2009 and lower levels of new sales due to market conditions.

Mortgage Banking Activities. Mortgage banking activities were $6.9 million for the year ended December 31, 2009, up $5.7 million from the comparable period in 2008 due to increased mortgage lending activity when compared to results from the year ago period.

Net loss on sale of investment securities. Net losses from the sale of investment securities were approximately $13.8 million for the year ended December 31, 2009, an increase of $7.7 million when compared to the loss of $6.1 million recorded a year ago. Losses on the sale of investment securities are primarily due to management’s intent to reduce the concentration and exposure to other financial service entities.

Other. Other non-interest income was $13.2 million for the year ended December 31, 2009 compared to $8.3 million a year ago.

Non-interest Expense

Table 6: Non-interest expenses comparison of 2009 to 2008.

	Years ended December 31,		Increase (decrease)
(In thousands)	2009	2008	Amount	Percent
Non-Interest Expenses:
Compensation and benefits	$237,074	$239,701	$(2,627)	(1.1)%
Occupancy	55,522	53,043	2,479	4.7
Technology and equipment expense	60,926	61,155	(229)	(0.4)
Intangible assets amortization	5,743	5,939	(196)	(3.3)
Marketing	14,469	13,956	513	3.7
Professional and outside services	15,015	15,758	(743)	(4.7)
FDIC deposit insurance assessment	30,056	4,698	25,358	539.8
Other expenses	88,589	82,540	736	1.3

Subtotal	507,394	476,790	30,604	6.4
Goodwill impairment	—	198,379	(198,379)	100.0

Total non-interest expenses	$507,394	$675,169	$(167,775)	(24.8)%

Total non-interest expenses were $507.4 million for the year ended December 31, 2009 compared to $675.2 million for the comparable period in 2008. The $167.8 million decrease in non-interest expenses is primarily due to the $198.4 million goodwill impairment charge taken in 2008 offset by a $25.4 million increase in FDIC deposit insurance and a $9.2 million increase in foreclosed and repossessed asset expenses and write-downs. The following provides additional discussion on the various components of non-interest expense.

Compensation and benefits. Compensation and benefits were $237.1 million for the year ended December 31, 2009, a decrease of $2.6 million when compared to the $239.7 million for the year ended December 31, 2008. The decrease in compensation and benefits is due to the reduction in workforce from the OneWebster and OneWebster Plus initiatives partially offset by higher medical claims.

Occupancy. Occupancy expenses were $55.5 million for the year ended December 31, 2009, an increase of $2.5 million when compared to the $53.0 million for the year ended December 31, 2008. The increase in occupancy is related to the commencement of operations in the Boston flagship office and new Providence location, higher rental expense, increased utilities and increased maintenance.

Deposit insurance. The FDIC deposit insurance assessment for the year ended December 31, 2009 was $30.1 million as compared to $4.7 million for the year ended December 31, 2008. The $17.4 million increase is due to the utilization of FDIC premium credits during fiscal 2008 and higher assessment rates effective in 2009. In addition, an $8.0 million special FDIC assessment based upon 5 basis points of Webster’s assets less Tier 1 Capital was paid on September 30, 2009 in connection with the FDIC’s final rule dated May 22, 2009.

Other expenses. Other expenses were $88.6 million for the year ended December 31, 2009, an increase of $6.0 million when compared to the $82.5 million for the year ended December 31, 2008. The increase is primarily due to an increase in foreclosed and repossessed asset expenses and write downs. The combined $9.2 million increase in write-downs and expenses for the foreclosed and repossessed assets is due to the increase in foreclosure activity resulting in higher property holding costs as well as declining asset values primarily in repossessed equipment, given an excess of supply and limited demand in the market that resulted in the write-downs to realizable value. These increases were partially offset by a reduction of severance and other costs of $3.9 million.

Discontinued Operations

For the year ended December 31, 2009, income from discontinued operations was $0.3 million, an increase of $3.4 million from the $3.1 million loss from discontinued operations recognized for the year ended December 31, 2008. The $3.4 million increase in income from discontinued operations is related to the sale of Webster Insurance and Webster Risk Services in 2008. Activity for the year ended December 31, 2009 represents the completion of earn-out contracts associated with the 2008 revenues.

Income Taxes

During 2009, Webster recognized an income tax benefit of $52.7 million on its $128.6 million pre-tax loss applicable to continuing operations that year, reflecting a 41.0% effective tax-benefit rate. In 2008, Webster recognized an income tax benefit of $65.8 million on the $383.7 million pre-tax loss applicable to continuing operations, reflecting a 17.2% effective tax-benefit rate.

Webster’s 2009 tax benefit was impacted by certain losses characterized as capital in nature for U.S. corporation income tax purposes, for which a deferred tax asset valuation allowance was recognized, decreasing the tax benefit by $4.4 million. Webster’s 2009 tax benefit was reduced by another $1.9 million as a result of restrictions imposed on the tax-deductibility of executive compensation due to its participation in the U.S. Treasury’s Capital Purchase Program. Partially offsetting the effects of the items noted above is the non-taxable, $3.6 million fair-value adjustment applicable to warrants included in Webster’s 2009 non-interest income, the tax expense on which otherwise would have been $1.2 million.

Webster’s 2008 tax benefit was impacted significantly by certain components of its loss that resulted in no tax benefit that otherwise would have increased it by $80 million. Those loss items resulting in no tax benefit pertained to substantially all of the $198 million goodwill impairment (tax benefit of $69 million otherwise) and certain losses characterized as capital for U.S. tax purposes (tax benefit of $11 million otherwise).

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 9 – Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other currently includes Health Savings Accounts (HSA) and Government and Institutional Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury activities are included in Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2009, executive management realigned its business segment balances transferring the equipment finance, wealth management and insurance premium finance operating units from the Other reporting segment to the Commercial Banking reporting segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. See Note 22 – Business Segments in the Notes to the Consolidated Financial Statements contained elsewhere within this report for further information. The Company intends to restructure its reporting segments in 2011 to reflect recently announced reporting changes. Such changes will include, among others, the combination of Government and Institutional Banking with Commercial Banking and the separation of Webster Financial Advisors from Commercial Banking to Other.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for years ended December 31, 2010, 2009, and 2008 and incorporate the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods then ended:

Table 7: Business Segment Performance Summary of net income (loss) for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net Income (Loss)
Commercial Banking	$30,847	$(51,228)	$(95,674)
Retail Banking	6,757	(20,079)	25,810
Consumer Finance	(26,779)	(52,088)	(179,029)
Other	13,221	2,343	(1,669)

Total reportable segments	24,046	(121,052)	(250,562)
Corporate and reconciling items	50,269	45,420	(70,405)

Net income (loss) attributable to Webster Financial Corporation	$74,315	$(75,632)	$(320,967)

(a)	Reclassified to conform to the 2010 presentation.

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

As of January 1, 2010, Webster began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the year ended December 31, 2010, 98.3% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 and 2008 segment Performance Summaries have been adjusted for comparability to the 2010 Performance Summary.

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

Table 8: Commercial Banking results for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net interest income	$128,598	$121,481	$120,359
Provision for loan losses	28,931	137,308	115,092

Net interest income after provision	99,667	(15,827)	5,267
Non-interest income	37,063	35,109	36,293
Non-interest expense	100,286	106,099	97,915
Write-down of goodwill	—	—	48,988

Income (loss) before income taxes	36,444	(86,817)	(105,343)
Income tax expense (benefit)	5,597	(35,589)	(9,669)

Net income (loss)	$30,847	$(51,228)	$(95,674)

Total assets at period end	$4,271,414	$4,308,811	$4,989,415

Total loans at period end	4,272,285	4,327,838	4,978,966

Total deposits at period end	832,314	663,235	444,956

(a)	Reclassified to conform to the 2010 presentation.

Net interest income increased $7.1 million in 2010 compared to 2009. The increase is primarily due to an increase in loan originations and higher interest rates on renewals. The provision for loan losses decreased $108.4 million in 2010 compared to 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $2.0 million in 2010 compared to 2009, reflecting increased customer volume which has resulted in an increase in cash management, loan and investment fees. Non-interest expense decreased $5.8 million in 2010 compared to 2009, due to cost reductions in the equipment finance business, reduced costs due to the sale of the insurance premium financing subsidiary (BIC) in November 2009, and greater deferred compensation costs from increased loan originations. Total loans in the commercial banking segment fell to $4.3 billion at December 31, 2010. The decline reflects the Company’s efforts to focus on lending primarily within the region from Westchester County, New York to Boston and reduced emphasis on equipment finance and asset based lending, which had previously been done on a national basis, toward a primarily regional focus. The Company continued to formalize its regional banking strategy in 2010, identifying an Executive Vice President to lead middle market lending and the regional president model in addition to hiring six new business bankers within the core footprint. The Company saw middle market originations of $480.2 million in 2010 and a corresponding net increase of $234.2 million of deposits, as relationship banking was emphasized. Total deposits increased $169.1 million for the year ended December 31, 2010, compared to December 31, 2009. The increase reflects an increase in new and existing customer deposit activity.

Net interest income increased $1.1 million in 2009 compared to 2008. The increase is primarily due to an increase in loan renewals and higher interest rates on such renewals. The provision for loan losses increased $22.2 million in 2009 compared to 2008. The increase in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $1.2 million in 2009 compared to 2008, reflecting weak business demand. Non-interest expense increased $8.2 million in 2009 compared to 2008, attributable to increased charges for corporate technology, administration and other overhead costs. Total deposits increased $218.3 million for the year ended December 31, 2009, compared to December 31, 2008. The increase reflects an increase in new and existing customer deposit activity.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking, and investment services.

Table 9: Retail Banking results for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net interest income	$211,818	$156,030	$185,966
Provision for loan losses	10,223	20,264	2,840

Net interest income after provision	201,595	135,766	183,126
Non-interest income	107,761	118,793	125,423
Non-interest expense	301,373	288,586	277,393

Income (loss) before income taxes	7,983	(34,027)	31,156
Income tax expense (benefit)	1,226	(13,948)	5,346

Net income (loss)	$6,757	$(20,079)	$25,810

Total assets at period end	$1,515,443	$1,553,083	$1,625,220

Total loans at period end	848,928	874,696	932,955

Total deposits at period end	9,968,959	10,158,573	9,649,034

(a)	Reclassified to conform to the 2010 presentation.

Several significant changes were made in the retail banking segment in 2010. The Company implemented Regulation E, which negatively impacted the level of deposit fees earned by the segment. In response, retail implemented a re-designed line of checking products in the fourth quarter that is expected to prospectively partially offset the increase fee revenues and reduce the number of free checking accounts. The fourth quarter also marked the roll-out of a Mobile banking offering and the kick-off of a new initiative to optimize expenses in the branch network. Finally, the focus on small business banking was supported by the hiring of eleven small business bankers and a new head of the business unit. Net interest income increased $55.8 million in 2010 compared to 2009. The increase is a result of an improved deposit mix that includes a higher percentage of non-interest bearing deposits and reduced deposit costs on money market and time deposits. The provision for loan losses decreased $10.0 million in 2010 compared to 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $11.0 million in 2010 compared to 2009. The decrease is primarily due to a decline in customer overdraft fees associated with the implementation of Regulation E during the third quarter of 2010. Non-interest expense increased $12.8 million in 2010 compared to 2009. The increase is a result of increased staffing to support Webster’s implementation of extended hours in 89 branch locations and the hiring of additional business bankers in the Company’s small business banking unit. FDIC insurance costs reflected increased participation in the TAGP program through June 30, 2010. Total loans decreased $25.8 million for the year ended December 31, 2010, compared to December 31, 2009. The decrease reflects increases in loan payoffs associated with low interest rate environment and a general de-leveraging by the customer base. Total deposits decreased $189.6 million for the year ended December 31, 2010, compared to December 31, 2009. The decrease in deposits is a result of promotional CD maturities during 2010 and customers opting not to renew at current rates.

Net interest income decreased $29.9 million in 2009 compared to 2008. The decrease was a result of the decline in revenue earned on the Retail Banking deposit portfolio. The Federal Reserve reduced short-term interest rates in late 2008 and the first part of 2009 which reduced the spread earned on the full range of deposit products during 2009. The provision for loan losses increased $17.4 million in 2009 compared to 2008. The increase in the provision was primarily due to management’s perspective regarding the level of inherent of inherent losses in the segment’s book of business at the time. Non-interest income decreased $6.6 million in 2009 compared to 2008. The decrease is primarily due to a decline in deposit overdraft charges and investment service fees. Non-interest expense increased $11.2 million in 2009 compared to 2008. The increase is a result of increased FDIC insurance costs that were partially offset by cost savings generated by the One Webster initiative. Total loans decreased $58.3 million for the year ended December 31, 2009, compared to December 31, 2008. The decrease reflects increases in loan payoffs associated with low interest rate environment and a general de-leveraging by the customer base. Total deposits increased $509.5 million for the year ended December 31, 2009, compared to December 31, 2008. The increase in deposits was a result of growth in the core deposit categories of Demand, MMDA and Savings.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Table 10: Consumer Finance results for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net interest income	$103,900	$102,837	$100,181
Provision for loan losses	73,912	141,025	80,072

Net interest income (loss) after provision	29,988	(38,188)	20,109
Non-interest income	11,282	12,854	12,625
Non-interest expense	72,905	62,902	68,506
Write-down of goodwill	—	—	149,391

Loss before income taxes	(31,635)	(88,236)	(185,163)
Income tax (benefit)	(4,859)	(36,170)	(6,138)

Loss before noncontrolling interest	(26,776)	(52,066)	(179,025)
Noncontrolling interest	3	22	4

Net loss	$(26,779)	$(52,088)	$(179,029)

Total assets at period end	$6,158,455	$6,047,472	$6,391,716

Total loans at period end	6,001,536	5,923,260	6,320,772

Total deposits at period end	35,544	29,590	28,919

(a)	Reclassified to conform to the 2010 presentation.

Net interest income increased $1.1 million in 2010 compared to 2009. The increase is related to corresponding increase in earning assets and an increase in loan spreads. The provision for loan losses decreased $67.1 million in 2010 compared to 2009. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. In 2010, the liquidating portfolio experienced net charge-offs totaling $28.2 million compared with $46.3 million in 2009. Non-interest income decreased $1.6 million in 2010 compared to 2009. The decrease is related to decreased mortgage banking revenues due to decline in the volume of loans sold to third parties. The impact of declining volumes was offset in part by increases in spreads and thus average prices for the loans sold. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. Non-interest expense increased $10.0 million in 2010 compared to 2009. The increase is primarily due to provisions for loan repurchases recorded in 2010 in addition to an increase in loan related expenses tied to increased loan originations compared to 2009. Total assets increased $111.0 million for the year ended December 31, 2010, compared to December 31, 2009. The increase is due to an increase of $78.3 million in total loans and a $40.8 million increase in loans-held-for-sale, related to increased mortgage banking activity at the end of the year. Total loans increased $78.3 million for the year ended December 31, 2010, compared to December 31, 2009, due primarily to increased refinancing activity compared prior period. The Consumer Finance division benefitted from consumers refinancing as a result of the low interest rate environment. Total loans of $1.2 billion were originated in the segment and were offset by a general de-leveraging by the borrowers. Mortgage banking spreads widened in 2010 over 2009 levels, the volume of loans sold decreased causing a decline in non-interest income. The Company continues to resolve loan repurchase requests related to prior period sales and recognized $5.7 million of expense related to repurchases.

Net interest income increased $2.7 million in 2009 compared to 2008. The increase is related to corresponding increase in earnings assets and an increase in loan spreads. The provision for loan losses increased $61.0 million in 2009 compared to 2008. The increase in the provision is primarily due to management’s perspective regarding the level of inherent loan loss in the segment’s existing book of business and management’s belief that the overall reserve levels are accurate. In 2009, the liquidating loan portfolio experienced net charge-offs totaling $46.3 million while the continuing portfolio recorded net charge-offs of $47.9 million. Non-interest income increased $0.3 million in 2009 compared to 2008. The increase is related to increased mortgage banking revenues due to higher mortgage volumes. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. In 2009, the Company decided to sell more loan production. Non-interest expense decreased $5.6 million 2009 compared to 2008. Total assets decreased $344.2 million for the year ended December 31, 2009, compared to December 31, 2008. The decrease is due to increased loan prepayments compared to the prior period. Total loans decreased $397.5 million for the year ended December 31, 2009, compared to December 31, 2008, due primarily to increased refinancing activity compared prior period.

Other

Other includes Government and Institutional Banking and HSA Bank.

Table 11: Other results for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net interest income	$33,231	$18,815	$13,711
Provision for loan losses	—	—	—

Net interest income after provision	33,231	18,815	13,711
Non-interest income	12,954	11,650	9,705
Non-interest expense	30,565	26,496	25,430

Income (loss) before income taxes	15,620	3,969	(2,014)
Income tax expense (benefit)	2,399	1,626	(345)

Net income (loss)	$13,221	$2,343	$(1,669)

Total assets at period end	$20,459	$23,191	$24,362

Total loans at period end	42	103	72

Total deposits at period end	2,609,376	2,615,575	1,347,069

(a)	Reclassified to conform to the 2010 presentation.

Net interest income increased $14.4 million in 2010 compared to 2009. The increase was primarily due to the growth of lower cost deposits at Government and Institutional Banking and HSA. Non-interest income increased $1.3 million in 2010 compared to 2009, primarily due to increases in deposit service fees on HSA deposits, along with growth in cash management and financial advisory fees from its Government and Institutional Banking unit. Non-interest expense increased $4.1 million in 2010 compared to 2009, as a result of higher FDIC insurance, compensation and processing costs due to growth in deposits as well as acquisition in new accounts. The increase in FDIC insurance costs also reflected increased participation in the TAGP program through June 30, 2010. Total Government and Institutional Banking groups deposits decreased $185.6 million for the year ended December 31, 2010, compared to December 31, 2009. This decrease was partially offset by the increase of $179.4 million in HSA deposits for the year ended December 31, 2010 compared to December 31, 2009.

Net income increased $4.0 million to $2.3 million in 2009 compared to net loss of $1.7 million in 2008, primarily driven by government banking growth at reduced costs. Non-interest income increased $1.9 million primarily due to an increase in deposit service fees generated by HSA and higher financial advisory service fees from government banking.

Table 12: Reconciliation of business segments’ net income (loss) to consolidated net income (loss) for the years ended December 31,

(In thousands)	2010	2009 (a)	2008 (a)
Net income (loss) from reportable segments	$24,049	$(121,030)	$(250,558)
Adjustments, net of taxes:
Corporate Treasury Unit	9,071	6,839	(74,080)
Allocation of provision for credit losses	(1,637)	(2,598)	(2,402)
Allocation of net interest income	50,785	42,471	(12,509)
Discontinued operations	94	302	(3,073)
Allocation of non-interest income	19,048	11,509	20,287
Allocation of non-interest expense	(27,092)	(13,103)	1,372

Total Adjustments	50,269	45,420	(70,405)
Less: Net income attributable to non-controlling interests	(3)	(22)	(4)

Net income (loss) attributable to Webster Financial Corporation	$74,315	$(75,632)	$(320,967)

(a)	Reclassified to conform to the 2010 presentation.

Financial Condition

Webster had total assets of $18.0 billion and $17.7 billion at December 31, 2010 and 2009, respectively.

Total loans, net, of $10.7 billion and allowance for loan losses, of $0.3 billion at December 31, 2010 were flat when compared to December 31, 2009. This reflects an overall stabilizing of economic conditions. Total deposits of $13.6 billion at December 31, 2010 were flat when compared to December 31, 2009. Noninterest-bearing deposits increased approximately 33% while interest-bearing deposits decreased approximately 5% during the period, which is consistent with the Company’s focus on growing non-interest bearing accounts in its Retail, Small Business, Commercial and Government lines of business. As a result, Webster’s loan to deposit ratio of 81.0% at December 31, 2010 remained consistent as compared to December 31, 2009.

At December 31, 2010, total equity was $1.8 billion, a decrease of $0.2 billion from $2.0 billion at December 31, 2009. Changes in equity for the year ended December 31, 2010 consisted of a decrease of $400.0 million for redemption of TARP funds partially offset by a public offering of common shares of $116.2 million and a further Warburg investment of $36.4 million. Increases for net income, $74.3 million and other comprehensive income of $14.7 million were somewhat offset by $3.1 million of dividends to common shareholders and $18.1 million of dividends to preferred shareholders. At December 31, 2010, the tangible capital ratio was 6.99% compared to 8.10% at December 31, 2009. See Note 15 – Regulatory Matters in the Notes to Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains through the Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At December 31, 2010, the combined investment securities portfolios of Webster and Webster Bank totaled $5.5 billion. On a tax-equivalent basis, the yield in the securities portfolio for the year ended December 31, 2010 was 4.32% as compared to 5.18% for the year ended December 31, 2009. At December 31, 2010, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held-to-maturity and mortgage-backed securities available for sale and Webster’s portfolio consisted primarily of equity securities available for sale. See Note 4 – Investment Securities of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

Webster Bank may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations and within the guidelines of its internal investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and equity securities subject to restrictions applicable to federally charted institutions.

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 18 – Derivative Financial Instruments of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total investment securities at December 31, 2010 increased by $0.7 billion from December 31, 2009. The available for sale securities portfolio increased by $287.7 million primarily due to the investment of funds generated from deposit growth and loan repayments into shorter duration agency CMOs with limited extension risk and good liquidity and CMBS while the held-to-maturity portfolio increased by $413.6 million, primarily due to the purchases of longer duration agency MBS and CMOs.

Table 13: Comparison of amortized cost, fair value and carrying value of investment securities at December 31,

	December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”)—GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities—financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities—GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage
obligations (“CMOs”)—GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities—GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
CMBS/Private Label MBS	51,084	—	—	51,084	825	—	51,909

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

	December 31, 2009
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations (“CMOs”)—GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities—financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities—GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Commercial mortgage—backed securities	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities—GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities—Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

Table 14: Investment securities portfolio composition and maturity at December 31, 2010.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)
Available for sale:
U.S. Treasury Bills	$200	0.19%	$—	—	$—	0.00%	$—	0.00%	$200	0.19%
Agency notes — GSE	100,049	0.47%	—	—					100,049	0.47%
Agency collateralized mortgage obligations ("CMOs") — GSE	—	—	—	—	18,787	1.72%	1,160,372	2.88%	1,179,159	2.86%
Pooled trust preferred securities (a)	—	—	—	—	—	—	53,189	2.81%	53,189	2.81%
Single issuer trust preferred securities	—	—	—	—	—	—	42,275	1.66%	42,275	1.66%
Mortgage-backed securities—GSE	—	—	—	—	—	—	723,582	4.35%	723,582	4.35%
Commercial mortgage-backed securities	—	—	—	—	21,823	6.50%	286,158	5.69%	307,981	5.75%

Total available for sale	$100,249	0.47%	$—	—	$40,610	4.29%	$2,265,576	3.68%	$2,406,435	3.56%

Held to maturity:
Municipal bonds and notes	$12,109	1.26%	$3,895	4.02%	$72,870	4.31%	$581,413	4.47%	670,287	4.39%
Agency collateralized mortgage obligations ("CMOs")—GSE	—	—	—	—	—	—	643,189	3.11%	643,189	3.11%
Mortgage-backed securities—GSE	—	—	—	—	230,111	4.24%	1,477,782	4.61%	1,707,893	4.56%
CMBS/Private Label MBS	—	—	—	—	36,087	4.60%	14,997	4.41%	51,084	4.55%

Total held to maturity	$12,109	1.30%	$3,895	4.02%	$339,068	4.30%	$2,717,381	4.22%	$3,072,453	4.22%

Total investment securities	$112,358	0.55%	$3,895	4.02%	$379,678	4.29%	$4,982,957	3.98%	$5,478,888	3.93%

(a)	Yields are not presented on a fully tax-effected basis

For the year ended December 31, 2010, the Federal Reserve kept the Fed Funds rate flat at or below 0.25% in response to the economic conditions. Credit spreads narrowed as the prospects grew in 2010 for economic recovery and improved financial conditions. This development was generally positive for the credit sensitive portion of the investment portfolio, specifically corporate bonds and notes and CMBS, as was the decline in yields on U.S. Treasury securities year over year.

For the year ended December 31, 2010 the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $5.8 million ($5.7 million in debt securities and $0.1 million in common and preferred equity securities). The Company held an additional $1.3 billion in investment securities that had been in an unrealized loss position at December 31, 2010. Approximately $1.2 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $0.1 billion, had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At December 31, 2010, available for sale investment securities with a carrying value of $12.9 million had deferred the payment of interest, therefore the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 4 – Investment Securities of Notes to Consolidated Financial Statements included elsewhere in this report.

Loans

Table 15: Loan portfolio composition at December 31,

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential:
1-4 family	$3,093,425	28.1	$2,825,938	25.6	$2,939,025	24.2	$3,440,056	27.5	$4,180,985	32.3
Permanent NCLC	24,644	0.2	36,790	0.3	58,625	0.4	N/A	N/A	N/A	N/A
Construction	22,629	0.2	27,408	0.2	42,138	0.3	106,553	0.9	230,240	1.8
Liquidating construction (a)	1	0.0	4,817	0.1	18,735	0.2	83,253	0.7	N/A	N/A

Total residential mortgage loans	3,140,699	28.5	2,894,953	26.2	3,058,523	25.1	3,629,862	29.1	4,411,225	34.1

Consumer:
Home equity loans	2,627,233	23.8	2,745,154	24.9	2,952,366	24.2	2,844,094	22.8	3,129,391	24.2
Liquidating portfolio (a)	176,576	1.6	219,125	2.0	283,645	2.3	340,662	2.7	N/A	N/A
Other consumer	31,468	0.3	27,590	0.2	28,886	0.3	32,498	0.3	35,061	0.3

Total consumer loans	2,835,277	25.7	2,991,869	27.1	3,264,897	26.8	3,217,254	25.8	3,164,452	24.5

Commercial:
Commercial non-mortgage	1,653,733	15.0	1,505,181	13.7	1,795,738	14.7	1,736,644	13.9	1,728,815	13.4
Asset-based loans	455,290	4.1	527,187	4.8	753,143	6.2	793,023	6.4	765,843	5.9
Equipment financing	702,233	6.4	886,892	8.0	1,022,718	8.4	970,857	7.8	875,548	6.8

Total commercial loans	2,811,256	25.5	2,919,260	26.5	3,571,599	29.3	3,500,524	28.1	3,370,206	26.1

Commercial real estate:
Commercial real estate	2,064,603	18.7	1,921,685	17.4	1,908,312	15.7	1,635,385	13.1	1,436,793	11.1
Commercial construction	74,696	0.7	148,173	1.4	165,610	1.3	185,983	1.5	229,420	1.8
Residential development	59,832	0.5	114,586	1.0	161,553	1.3	242,039	1.9	242,525	1.9

Total commercial real estate	2,199,131	19.9	2,184,444	19.8	2,235,475	18.3	2,063,407	16.5	1,908,738	14.8

Net unamortized premiums	10,064	0.1	12,512	0.1	14,580	0.1	18,055	0.1	44,596	0.3
Net deferred costs	28,212	0.3	33,671	0.3	42,517	0.4	46,841	0.4	24,274	0.2

Total loans	11,024,639	100.0	11,036,709	100.0	12,187,591	100.0	12,475,943	100.0	12,923,491	100.0

Less: allowance for loan losses	(321,665)		(341,184)		(235,329)		(188,086)		(147,719)

Loans, net	$10,702,974		$10,695,525		$11,952,262		$12,287,857		$12,775,772

(a)	In 2008 Webster discontinued indirect residential construction lending and indirect home equity lending outside of its primary market area. Webster placed these two portfolios into a liquidating portfolio and disclosed this as a separate category from its continuing portfolio. Comparable information for the liquidating portfolio for the year ending December 31, 2006 is therefore not available as the portfolio was established in the fourth quarter of 2007.

Table 16: Contractual maturities and interest-rate sensitivity of selected loan categories at December 31, 2010.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Contractual Maturity
Residential:
1-4 family	$1,751	$35,078	$3,056,596	$3,093,425
Permanent NCLC	—	825	23,819	24,644
Construction	131	—	22,498	22,629
Liquidating construction	—	—	1	1

Total residential mortgage loans	1,882	35,903	3,102,914	3,140,699

Consumer:
Home equity loans—1st lien	2,969	27,092	2,597,172	2,627,233
Liquidating portfolio	3	7	176,566	176,576
Other consumer	1,702	12,395	17,371	31,468

Total consumer loans	4,674	39,494	2,791,109	2,835,277

Commercial:
Commercial non-mortgage	366,499	1,175,545	111,689	1,653,733
Asset-based loans	201,647	253,643	—	455,290
Equipment financing	44,995	613,754	43,484	702,233

Total commercial loans	613,141	2,042,942	155,173	2,811,256

Commercial real estate:
Commercial real estate	223,991	1,061,212	779,400	2,064,603
Commercial construction	38,684	23,506	12,506	74,696
Residential development	39,878	19,954	—	59,832

Total commercial real estate loans	302,553	1,104,672	791,906	2,199,131

Total	$922,250	$3,223,011	$6,841,102	$10,986,363

Interest-Rate Sensitivity
Fixed rate	$115,313	$1,177,550	$3,375,143	$4,668,006
Variable rate	806,937	2,045,461	3,465,959	6,318,357

Total	$922,250	$3,223,011	$6,841,102	$10,986,363

The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in Table 16 do not include $10.1 million in net unamortized premiums and $28.2 million in net deferred costs.

Loan Portfolio

At December 31, 2010 and 2009, total loans, net, were $10.7 billion. The allowance for loan losses decreased $19.5 million to $321.7 at December 31, 2010 from $341.2 at December 31, 2009.

Commercial loans (including commercial real estate) represented 45.4% of the loan portfolio at December 31, 2010, a decrease from 46.3% at December 31, 2009 and a decrease from 47.6% at December 31, 2008. Residential mortgage loans increased to 28.5% of the loan portfolio at December 31, 2010, up from 26.2% at December 31 and from 25.1% at December 31, 2008. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the years ended December 31, 2010 and 2009. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.3 billion at December 31, 2010 and December 31, 2009. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle-Market loan portfolio was $916.6 million at December 31, 2010 compared to $713.8 million at December 31, 2009. Total Middle-Market new originations were $480.2 million in 2010, compared to $100.4 million in 2009. The increase in new loan originations is attributable to expanded business development efforts and the addition of business development officers, as well as, geographic expansion to Boston, among other factors.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in New England, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The Commercial Real Estate portfolio totaled $1.5 billion at December 31, 2010 and December 31, 2009. Total new loan originations for the Commercial Real Estate portfolio were $193.7 million in 2010, compared to $50.4 million in 2009.

At December 31, 2010 and 2009, there were 5 and 14 construction related loans employing bank funded interest reserves, respectively. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $67.4 million and $150.9 million and had outstanding balances of $40.4 million and $108.0 million at December 31, 2010 and 2009, respectively. Contractually committed interest reserves for this loan type totaled $3.8 million and $8.8 million at December 31, 2010 and 2009, respectively. Interest income of $3.0 million and $2.5 million was recognized in 2010 and 2009, respectively. Of the five loans, three have been modified. Two modified loans were modified to extend maturities and are classified as troubled debt restructurings, and the remaining modified loan was modified to reduce the remaining availability. The unmodified two loans are performing under the original terms as of December 31, 2010.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At December 31, 2010, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $455.2 million at December 31, 2010 compared to $532.6 million at December 31, 2009. Total new loan originations for the asset-based lending portfolio were $70.0 million in 2010 and $63.6 million in 2009. The decline in loan balances represents a narrowing of the geographic region served by this business line in 2010.

Equipment Financing

Webster Capital Finance, Inc. (formerly Center Capital Corporation) is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At December 31, 2010, the equipment financing portfolio was $710.9 million, compared to $897.8 million at December 31, 2009. Webster Capital Finance, Inc. originated equipment finance leases of $183.3 million in 2010 compared to $238.0 million in 2009. The decline in business loans reflects continued low demand and a narrowing of the geographic region served by this business line.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $484.1 million at December 31, 2010, compared to $460.4 million at December 31, 2009. Total Industry Segment new loans originated were $239.8 million in 2010, compared to $93.8 million in 2009.

Private Banking

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that targets high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.9 billion of client assets under management and administration at December 31, 2010 and $1.8 billion at December 31, 2009. These assets are not included in the Consolidated Financial Statements. At December 31, 2010, the WFA loan portfolio was $177.4 million compared to $184.4 million at December 31, 2009. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $31.9 million in loans in 2010 compared to $6.7 million in 2009.

RETAIL BANKING

Retail banking serves consumers and small businesses throughout New England and into Westchester County, New York, with a distribution network of 181 branches and 499 ATMs. Retail Banking provides a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, our Business & Professional Banking Division, Webster Investment Services (WIS) and the Customer Care Center. The retail banking loan portfolio was $848.9 million at December 31, 2010 and $874.7 million at December 31, 2009.

Business and Professional Banking

Webster’s small business banking division (“BPB”) offers a full array of credit and deposit-related products targeted to small business and professional service firms with annual revenues up to $10 million. BPB works to build full customer relationships through branch-based efforts and directly through business bankers. At December 31, 2010, the BPB loan portfolio was $847.5 million compared to $871.2 million at December 31, 2009. Total new loan originations and credit lines for BPB were $128.2 million in 2010 compared to $81.0 million in 2009.

Investment Services

Webster offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with UVEST Financial Services Group, Inc. Webster, through its relationship with UVEST, has over 100 dual employees who are registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At December 31, 2010, Webster had $2.0 billion of assets under administration in its strategic partnership with UVEST, compared with $1.8 billion of assets under administration at December 31, 2009. These assets are not included in the Consolidated Balance Sheets. UVEST, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For year ended December 31, 2010, new residential mortgage loan originations totaled $1.0 billion compared to $1.1 billion for the year ended December 31, 2009. These amounts include loans sold or held for sale which totaled $271.4 million in 2010 and $474.8 million in 2009. At the beginning of 2009, the state of the economy led to a significant decline in residential mortgage interest rates. This triggered increased refinancing activity in the mortgage markets which carried through the balance of 2009. During 2010, interest rates were still at low levels, historically and refinancing activity again increased during the year. As a result originations were comparable for both years. At December 31, 2010 and 2009, there were $52.2 million and $11.4 million, respectively, of residential mortgage loans held for sale in the secondary market.

The residential mortgage loan continuing portfolio totaled $3.1 billion at December 31, 2010 compared with $2.9 billion at December 31, 2009. At December 31, 2010, approximately $843.3 million, or 26.8%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At December 31, 2010, approximately $2.3 billion, or 73.2%, of the residential mortgage loan continuing portfolio consisted of fixed rate loans.

The liquidating portfolio of residential construction loans was $4.8 million at December 31, 2009 and was fully resolved at December 31, 2010 through principal paydowns, charge-offs and property dispositions throughout the year.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At December 31, 2010, consumer loans within the continuing portfolio totaled $2.7 billion compared to $2.8 billion at December 31, 2009. At December 31, 2010, consumer loans within the liquidating portfolio totaled $176.6 million compared to the December 31, 2009 balance of $219.1 million. The decline in the liquidating portfolio reflects pay down activity and charge-offs taken during 2010. Total new loan originations and funding of new credit lines increased to $200.4 million in 2010 compared $124.0 million in 2009. Still, paydown activity was high causing the net decline in portfolio values.

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

The following table summarizes asset quality information for the past five years.

Table 17: Asset Quality at December 31,

	2010			2009			2008			2007			2006
(Dollars in thousands)	Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
Nonaccrual loans (1)	$177,742	58.9		$268,699	66.8		$220,592	83.8		$94,842	78.3		$58,768	95.1
Nonaccrual restructured loans (1)	95,831	31.7		104,278	26.0		11,974	4.6		18,061	14.9		144	0.2
Foreclosed and repossessed Assets	28,231	9.4		28,988	7.2		30,623	11.6		8,169	6.8		2,913	4.7

Nonperforming assets	$301,804	100.0		$401,965	100.0		$263,189	100.0		$121,072	100.0		$61,825	100.0

Loans 90 days or more past due and still accruing	$91			$286			$1,110			$1,891			$1,490
Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		2.48%			3.38%			1.91%			0.90%			0.46%
Nonperforming assets as a percentage of:
Total assets		1.67			2.27			1.50			0.70			0.36
Total loans plus foreclosed property		2.73			3.63			2.15			0.97			0.48
Net charge-offs as a percentage of average loans		1.23			1.68			1.09			0.20			0.13
Allowance for loan losses as a percentage of total loans		2.92			3.09			1.93			1.51			1.14
Ratio of allowance for loan losses to:
Net charge-offs		2.39	x		1.74	x		1.70	x		7.48	x		9.03	x
Nonaccrual and restructured loans		1.18			0.91			1.01			1.67			2.51

(1)	Nonaccrual balances exclude the impact of deferred costs and unamortized premiums.

Non-performing Assets

The following table provides additional information regarding Webster’s non-performing assets for the past five years.

Table 18: Non-performing assets at December 31,

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Continuing Portfolio:
Consumer finance
Residential	$99,129	3.16	$109,567	3.79	$52,502	1.73	$22,352	0.63	$11,307	0.26
Consumer	34,575	1.30	38,755	1.40	29,939	1.00	14,455	0.50	6,266	0.20

Total consumer finance	133,704	2.31	148,322	2.62	82,441	1.37	36,807	0.57	17,573	0.23

Commercial:
Commercial banking	42,197	2.00	70,614	3.47	49,987	1.96	26,804	1.06	21,105	0.85
Equipment financing	20,482	2.92	30,152	3.40	13,138	1.28	6,473	0.67	2,616	0.30

Total commercial	62,679	2.23	100,766	3.45	63,125	1.77	33,277	0.95	23,721	0.70

Commercial real estate	51,990	2.42	56,144	2.71	8,032	0.39	12,896	0.63	17,618	0.92
Residential development	15,478	26.09	47,264	41.25	48,628	30.10	—	—	—	—

Total commercial real estate	67,468	3.07	103,408	4.73	56,660	2.53	12,896	0.63	17,618	0.92

Non-performing loans—continuing portfolio	263,851	2.44	352,496	3.27	202,226	1.71	82,980	0.69	58,912	0.46

Liquidating Portfolio:
NCLC	—	0.00	4,233	87.88	13,402	71.53	22,797	27.38	—	—
Consumer (home equity)	9,722	5.51	16,248	7.41	16,938	5.97	7,126	2.09	—	—

Non-performing loans—liquidating portfolio	9,722	5.51	20,481	9.15	30,340	10.03	29,923	7.06	—	—

Total non-performing loans	$273,573	2.49	$372,977	3.39	$232,566	1.92	$112,903	0.91	$58,912	0.46

Foreclosed and repossessed assets:
Continuing Portfolio:
Residential and consumer	$6,731		$9,148		$3,107		$5,958		$991
Commercial	21,056		18,143		22,868		2,211		1,922

Total foreclosed and repossessed assets—continuing	$27,787		$27,291		$25,975		$8,169		$2,913

Liquidating Portfolio:
NCLC/Consumer	444		1,697		4,648

Total foreclosed and repossessed assets	$28,231		$28,988		$30,623		$8,169		$2,913

Total non-performing assets	$301,804		$401,965		$263,189		$121,072		$61,825

(1)	Nonaccrual balances exclude the impact of deferred costs and unamortized premiums.
(2)	Represent the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. Loans past due 90 days or more and still accruing are disclosed in Table 20 that follows.

Non-performing loans were $273.6 million at December 31, 2010 compared to $373.0 million at December 31, 2009. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $291.6 million, or 96.6% of total non-performing assets at December 31, 2010, as compared to $379.8 million, or 94.5% of total non-performing assets at December 31, 2009. There was $88.2 million of decline in the continuing portfolio, of which, $17.0 million (19.3%) was associated with the consumer business and $71.2 million (80.7%) was associated with the commercial business lines.

Non-performing loans in the liquidating indirect national construction and indirect out of footprint home equity portfolio totaled $0 and $9.7 million at December 31, 2010, respectively, and $4.2 million and $16.2 million a year ago. There were $0.4 million of foreclosed and repossessed assets from the liquidating portfolio at December 31, 2010 compared to $1.7 million in 2009. Webster’s liquidating portfolios, consisting of indirect, out of footprint, home equity and national construction loans, had $176.6 million outstanding at December 31, 2010 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Interest on nonaccrual loans (continuing and liquidating portfolios) that would have been recorded as additional interest income for the years ended December 31, 2010, 2009 and 2008 had the loans been current in accordance with their original terms approximated $13.3 million, $20.0 million and $16.7 million, respectively. See Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At December 31, 2010, the net balance of impaired loans totaled $553.3 million, including loans of $361.3 million with an impairment allowance of $36.0 million. Of the $553.3 million in impaired loans at December 31, 2010, $432.3 million were measured using the present value of expected cash flows and $121.0 million were measured using the fair value of associated collateral. Approximately 50% of the $121.0 million of the collateral dependent loans at December 31, 2010 relied on current third party appraisals to assist in measuring impairment. At December 31, 2009, the net balance of impaired loans totaled $401.2 million, including loans of $155.5 million with an impairment allowance of $37.0 million. Of the $401.2 million in impaired loans at December 31, 2009, $272.8 million were measured using the present value of expected cash flows and $128.4 million were measured using the fair value of associated collateral. Approximately 76% of the $128.4 million of the collateral dependent loans at December 31, 2009 relied on current third party appraisals to assist in measuring impairment. The increase in impaired loans is the result of an increase in troubled debt restructurings. The majority of troubled debt restructurings remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at December 31, 2010 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a charge off. Non-performing loans, which have not been modified, may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. Generally, if the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation may be used if/when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects Webster’s desire to obtain an appraisal as close to the foreclosure date, as possible, to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old.

Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department. A licensed in-house appraisal officer or qualified reviewer reviews the appraisals when there is significant decline in property value, for all foreclosed properties, for loans greater than 180 days past due and for loans over a certain threshold ($4 million for commercial loans and $0.4 million for residential and consumer loans). The Company’s appraisal officer or qualified reviewer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral.

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

Troubled Debt Restructures (TDR)

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit. The most common types of modifications include below market interest rate reductions and maturity extensions. The Company does not employ modification programs, temporary, or trial periods. Instead, modified terms are dependent upon the financial position and needs of the individual borrower. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months for consumer loans. Commercial TDRs are evaluated on a case by case basis. All TDRs are reported as impaired. The impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans for the remaining life of the loan.

At December 31, 2010 and 2009, the allowance for loan losses included specific reserves of $30.7 million and $23.2 million related to TDRs, respectively. For the years ended December 31, 2010 and 2009, Webster charged off $10.3 million and 11.5 million for the portion of TDRs deemed to be uncollectible. At December 31, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDRs.

The following table presents loans that have been restructured as a TDR for the past five years.

Table 19: Troubled debt restructurings at December 31,

(In thousands)	2010	2009	2008	2007	2006
Residential	$108,310	$59,438	$3,698	$35	$144
Consumer	28,332	12,453	473	—	—
Commercial	279,550	118,750	7,803	18,026	—

Total	$416,192	$190,641	$11,974	$18,061	$144

The increase in residential and consumer troubled debt restructurings reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes. The increase in commercial troubled debt restructurings also reflect Webster’s effort to provide prudent financial solutions for those customers who were impacted by the severe economic conditions that have existed over the past few years. With regard to modifications of consumer and residential loans, consumer and residential borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments. At December 31, 2010, 79% of TDRs were on accrual status, compared to 52% at December 31, 2009. This improved ratio reflects the ongoing success of Webster’s loan modification efforts. See Note 5-Loans, Net for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent Loans

The following table sets forth information regarding Webster’s delinquent loans, excluding loans held for sale and nonaccrual loans for the past five years.

Table 20: Loans past due 30 days or more and accruing income at December 31,

	2010		2009		2008		2007		2006
(Dollars in thousands)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)	Principal Balances	% (1)
Past due 30-89 days:
Continuing Portfolio:
Residential	$21,513	0.68	$36,086	1.25	$45,909	1.51	$23,710	0.67	$14,954	0.34
Consumer	21,539	0.81	27,214	0.98	33,848	1.14	22,347	0.78	14,018	0.44
Commercial	13,138	0.47	18,512	0.63	29,353	0.82	18,935	0.54	7,115	0.21
Commercial real estate	11,006	0.51	8,184	0.40	7,158	0.35	8,178	0.45	26,476	1.39
Residential development	194	0.32	551	0.48	2,096	1.29	3,876	1.60	—	—

Total continuing portfolio	$67,390	0.62	$90,547	0.84	$118,364	1.00	$77,046	0.64	$62,563	0.49

Liquidating Portfolio:
NCLC	$—	0.00	$582	12.08	$4,487	23.95	$13,143	15.78	—	—
Consumer (home equity)	6,128	3.47	9,804	4.47	15,621	5.51	8,793	2.58	—	—

Liquidating portfolio	$6,128	3.47	$10,386	4.64	$20,108	6.65	$21,936	5.17	—	—

Total loans past due 30-89 days	$73,518	0.67	$100,933	0.92	$138,472	1.14	$98,982	0.80	$62,563	0.49

Past due 90 days or more and accruing:
Continuing portfolio
Commercial	$91	0.00	$50	0.01	$459	0.01	$1,141	0.03	$1,490	0.04
Commercial real estate	—	0.00	236	0.01	450	0.02	550	0.03	—	—
Residential development	—	—	—	—	201	0.12	200	0.08	—	—

Total loans past due 90 days and still accruing	$91		$286		$1,110		$1,891		$1,490

Total over 30-day delinquent loans	$73,609		$101,219		$139,582		$100,873		$64,053

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio during 2010. Similarly, non-performing assets, as a percentage of total assets, decreased over 2009 levels. In addition, the percentage of loans that are between 30 and 90 days delinquent fell on a year over year basis. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.67% and 0.92% at December 31, 2010 and 2009, respectively.

Allowance for Loan Losses

Methodology

The allowance for loan losses and the reserve for unfunded credit commitments, is maintained at a level estimated by management to provide for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating inherent losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss associated with nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans. Webster’s Credit Risk Management Committee meets on a quarterly basis to review and conclude on the adequacy of the allowance and the results are reviewed by executive management.

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2010, actual results may prove different and these differences could be significant.

Webster’s methodology for assessing the appropriateness of the allowance consists of several key elements. The loan portfolio is segmented into pools of loans that are similar in type and risk characteristic. These pools are tracked over time and historic delinquency, nonaccrual and loss information is collected and analyzed. In addition, problem loans are identified and analyzed individually on an ongoing basis to detect specific probable losses. Webster reviews industry delinquency, nonaccrual and loss data for the same portfolio segments for comparison purposes.

Probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and classified loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, from period to period for both performing and non-performing loans affect the calculation of the formula allowance. Loss factors are based on Webster’s loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following is considered when determining probable losses; historic loss levels, internal risk ratings, concentrations, collateral values, recent portfolio trends, and market factors.

The allowance for loan losses incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. These factors include, but are not limited to, imprecision in loss estimate methodologies and models, internal asset quality trends, changes in portfolio characteristics and loan mix, significant volatility in historic loss experience, and the uncertainty associated with industry trends, economic uncertainties and other external factors.

At December 31, 2010, the allowance for loan losses was $321.7 million, or 2.9% of the total loan portfolio, and 117.6% of total non-performing loans. This compares with an allowance of $341.2 million or 3.1% of the total loan portfolio, and 91.5% of total non-performing loans at December 31, 2009. Gross charge-offs for the year ended December 31, 2010 were $150.7 million and consisted of $17.0 million in gross charges for residential loans, $66.2 million for consumer loans, $31.6 million for commercial loans, $19.1 million for commercial real estate loans and $16.8 million for equipment financing loans. Gross charge-offs decreased by $55.2 million during the year ended December 31, 2010 when compared to charge-offs of $205.9 million for the year ended

December 31, 2009. The decrease in charge-off activity reflects a focus on loss mitigation for non-performing loans and portfolio performance for the year ended December 31, 2010. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph. The decrease in the allowance for credit losses year over year reflects the need for decreased allowance levels in light of improved economic conditions across all lines of business.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At December 31, 2010, the reserve for unfunded credit commitments was $9.4 million. This compares with a reserve for unfunded credit commitments of $10.1 million at December 31, 2009.

Table 21: Allowance for loan losses activity for the years ended December 31,

(Dollars in thousands)	2010	2009	2008	2007	2006
Beginning balance allowance for loan losses	$341,184	$235,329	$188,086	$147,719	$146,486
Allowances from purchase transactions	—	—	—	—	4,724
Allowance for sold loans (a)	—	(469)	—	—	—
Provision	115,000	302,700	185,300	65,525	12,871
Charge-offs:
Residential	(16,991)	(20,013)	(31,264)	(10,422)	(385)
Consumer	(66,215)	(79,967)	(39,455)	(11,430)	(1,320)
Commercial	(31,570)	(58,978)	(34,679)	(7,518)	(16,989)
Commercial real estate	(19,139)	(17,140)	(34,029)	(117)	—
Equipment financing	(16,760)	(29,801)	(3,382)	(1,169)	(136)

Total charge-offs	(150,675)	(205,899)	(142,809)	(30,656)	(18,830)

Recoveries:
Residential	1,671	2,527	1,440	404	175
Consumer	4,637	3,199	943	1,600	105
Commercial	4,285	1,579	1,433	2,607	1,401
Commercial real estate	996	9	—	—	—
Equipment financing	4,567	2,209	936	887	787

Total recoveries	16,156	9,523	4,752	5,498	2,468

Net charge-offs	(134,519)	(196,376)	(138,057)	(25,158)	(16,362)

Ending balance allowance for loan losses	$321,665	$341,184	$235,329	$188,086	$147,719

Reserve for unfunded credit commitments: (b)
Beginning balance	$10,105	$10,500	$9,500	$7,275	$9,146
Provision	311	300	1,000	2,225	—
Benefit	(1,038)	(695)	—	—	(1,871)

Ending balance-reserve for unfunded credit commitments	$9,378	$10,105	$10,500	$9,500	$7,275

(a)	Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation (“BIC”) in November 2009.
(b)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. 2010 provision is reflected as a component of noninterest expense.

Table 22: Net charge-offs to average outstanding loans by category for the years ended December 31,

	2010	2009	2008	2007	2006
Net charge-offs
Residential	0.51%	0.59%	0.83%	0.27%	—%
Consumer	2.10	2.42	1.19	0.31	0.04
Commercial	1.33	2.47	1.27	0.19	0.67
Commercial real estate	0.85	0.77	1.51	0.01	—
Equipment financing	1.52	2.80	0.24	0.03	(0.08)

Total net charge-offs to total average loans	1.23%	1.68%	1.09%	0.20%	0.13%

Table 23: Allocation of allowance for loan losses at December 31,

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	%(a)	Amount	% (a)	Amount	% (a)	Amount	% (a)	Amount	%(a)
Allowance for loan losses at end of year applicable to:
Residential	$30,792	1.0%	$26,895	0.9%	$23,578	0.8%	$22,588	0.6%	$15,857	0.4%
Consumer	95,071	3.5	102,017	3.4	57,665	1.7	43,476	1.3	13,922	0.4
Commercial	74,470	3.4	88,406	4.3	75,285	3.0	58,915	3.3	36,837	3.1
Commercial real estate	77,695	3.5	74,753	3.5	52,649	2.4	29,402	1.4	32,085	1.7
Equipment finance	21,637	3.0	29,113	3.2	9,355	0.9	8,960	0.9	8,240	0.9
Unallocated	22,000	0.2	20,000	0.2	16,797	0.1	24,745	0.2	40,778	0.3

Total	$321,665	2.9	$341,184	3.1	$235,329	1.9	$188,086	1.5	$147,719	1.1

(a)	Allowance for loan losses for applicable loan categories have been reclassified to conform to the presentation required by ASU 2010-20.

The allowance, in the judgment of management, is necessary to provide for probable loan losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Sources of Funds

The primary source of Webster Bank’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank (“FHLB”) advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits

Webster Bank offers a wide variety of deposit products for checking and savings (including ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via a line of credit or transfer from another deposit account)

designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 181 banking offices within our primary market area. Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee meets regularly to determine pricing and marketing initiatives.

Table 24: Daily average balances of deposits by type and weighted-average rates paid thereon at the dates indicated.

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average rate	Average Balance	Average rate	Average Balance	Average rate
Non-interest bearing:
Demand	$1,789,161		$1,578,356		$1,487,661
Interest-bearing:
NOW	1,772,722	0.19%	1,647,543	0.23%	1,263,585	0.25%
Health savings accounts	800,448	1.17	632,149	1.60	498,319	2.16
Money market	2,449,286	0.57	1,929,383	1.06	1,671,855	2.18
Savings	3,435,712	0.66	2,768,120	0.96	2,342,902	1.31
Certificates of deposit	3,434,690	1.80	4,370,309	2.64	4,572,306	3.53
Brokered deposits	55,328	2.86	155,462	2.89	192,079	3.94

Total interest-bearing	$11,948,186	0.94%	$11,502,966	1.57%	$10,541,046	2.37%

Total deposits	$13,737,347	0.82%	$13,081,322	1.38%	$12,028,707	2.08%

Average deposits increased $0.7 billion or 5% in 2010 as compared to 2009 and increased $1.1 billion or 9% in 2009 as compared to 2008. There has been growth in all account categories with the exception of time deposits over these periods. These respective totals consist of (1) average noninterest-bearing deposits increased $0.2 billion or 13% in 2010 as compared to 2009 and increased $0.1 billion or 6% in 2009 as compared to 2008 and (2) average interest-bearing deposits increased $0.4 billion or 4% in 2010 as compared to 2009 and increased $1.0 billion or 9% in 2009 as compared to 2008.

Time deposits with a denomination of $100 thousand or more amounted to $1.0 billion, $1.3 billion and $1.8 billion and represented approximately 7.7%, 9.4% and 15.3% of total deposits at December 31, 2010, 2009 and 2008, respectively.

Table 25: Amount of time deposits with a denomination of $100 thousand or more at December 31, 2010, maturing during the periods indicated:

(In thousands)
Due within 3 months	$256,784
Due after 3 months and within 6 months	131,883
Due after 6 months and within 12 months	244,608
Due after 12 months	413,023

Total	$1,046,298

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is a part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster has satisfied its collateral requirement at December 31, 2010.

Borrowings, utilized as a source of funding for liquidity and planning purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase (whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future) when the cost of these funds are favorable compared to alternative funding sources. In addition, Webster will utilize term and overnight Federal funds to meet short-term liquidity needs. The Company also carries long-term debt which consists of subordinated notes maturing in 2013, senior notes maturing in 2014, and junior subordinated notes maturing between 2030 and 2037.

Table 26: Daily average balances of borrowings by type and weighted-average rates paid thereon at the dates indicated:

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average rate	Average Balance	Average rate	Average Balance	Average rate
FHLB advances	$567,711	3.11%	$697,711	3.62%	$1,269,098	3.09%
Securities sold under agreements to repurchase	813,433	1.93	860,268	2.18	853,766	2.96
Federal funds	75,753	0.21	175,934	0.20	436,796	1.93
Treasury, tax and loan	10,017	—	87,916	0.23	68,756	1.35
Long-term debt	586,546	4.30	628,145	4.03	660,145	5.97

Total average borrowings	$2,053,460	2.86%	$2,449,974	2.85%	$3,288,561	3.45%

Average borrowings decreased $0.4 billion or 16% in 2010 as compared to 2009 and decreased $0.8 billion or 26% in 2009 as compared to 2008. The decreases were primarily due to reduced utilization of FHLB advances down $0.1 billion or 19%, and Federal funds down $0.1 billion or 57% in 2010 as compared to 2009, and reduced utilization of FHLB advances, down $0.6 billion or 45% and Federal funds down $0.3 billion or 60% in 2009 as compared to 2008.

See Note 11 –Federal Home Loan Bank Advances, Note 12 – Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings and Note 13 – Long-Term Debt in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information on the Company’s borrowings.

Table 27: Contractual obligations and commercial commitments at December 31, 2010.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$766,390	$410,104	$350,400	$18	$5,868
Senior notes	150,000	—	—	150,000	—
Subordinated notes	177,480	—	177,480	—	—
Junior subordinated debt	236,079	—	—	—	236,079
Securities sold under agreements to repurchase	839,144	289,144	100,000	50,000	400,000
Other borrowed funds	252,333	252,333	—	—	—
Operating leases	176,845	20,745	37,218	29,599	89,283

Total contractual cash obligations	$2,598,271	$972,326	$665,098	$229,617	$731,230

	Amount of Commitment Expirations Per Period
(In thousands)	Total amounts committed	Less than one year	1-3 years	3-5 years	After 5 years
Commitments to extend credit	$339,249	$339,249	$—	$—	$—
Unfunded commitments under existing lines and loans	3,330,712	534,022	788,683	254,144	1,753,863
Standby letters of credit	166,744	82,372	69,394	14,978	—
Commercial letters of credit	11,555	9,731	1,824	—	—

Totals	$3,848,260	$965,374	$859,901	$269,122	$1,753,863

The Company’s Treasury unit proactively monitors the level of unused commitments against its available sources of liquidity from its investment portfolio, from deposit gathering activities as well as available unused borrowing capacity from the FHLB, Federal Reserve, and repurchase agreements. The Treasury unit reports the results of its actions to the Asset/Liability Committee and the Enterprise Risk Management Committee on a monthly basis.

Liquidity and Capital Resources

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity at Webster and Webster Bank is actively managed and reviewed in order to maintain stable, cost effective funding to promote strength in its balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster has a commitment to maintain a strong, increasing base of core deposits to support growth in its loan portfolios.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 of this report. At December 31, 2010, there were no retained earnings available for the payment of dividends by the Bank to the Company.

During 2010 and 2009, a total of 92,582 shares and 70,133 shares, respectively, of common stock were repurchased at a cost of approximately $1.7 million and $0.8 million, respectively. The majority of the repurchased shares were part of Board approved programs. Additionally, on December 27, 2010, Webster completed a public offering of 6,630,000 shares of common stock at a price to the public of $18.00 per share. In conjunction with the public offering, Warburg Pincus and one of its affiliates, each an existing stockholder, purchased 2,069,848 shares of Webster’s common stock at the price to the public less applicable underwriting discounts and commissions. Together with the shares issued in the public offering, the total number of shares sold was 8,699,848. Webster used the proceeds together with available funds to redeem the remaining $200 million of Capital Purchase Program preferred shares held by the United States Treasury. See Note 14 – Shareholders’ Equity of Notes to Consolidated Financial Statements for further information concerning stock repurchases.

At December 31, 2010 and December 31, 2009, FHLB advances outstanding totaled $0.8 billion and $0.5 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.3 billion and $1.9 billion at December 31, 2010 and 2009, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.2 billion at December 31, 2010 or used to collateralize other borrowings, such as repurchase agreements. At December 31, 2010, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $538.8 million.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2010 Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2010, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements since imposition and at December 31, 2010. See Note 15 – Regulatory Matters of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

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

For the year ended December 31, 2010, Webster Bank did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2010, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $35.2 million and $40.7 million and liabilities of $39.9 million and $26.4 million were recognized for the fair value of these swaps at December 31, 2010 and 2009, respectively. See Note 1 – Summary of Significant Accounting Policies and Note 18 – Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2010 and December 31, 2009 might have on Webster’s net income for the subsequent twelve month period, compared to net income assuming no change in interest rates.

Table 28: Earnings at risk to parallel changes in rates

	-200 BP	-100 BP	+100 BP	+200 BP
December 31, 2010	N/A	N/A	-0.1%	-0.0%
December 31, 2009	N/A	N/A	-1.0%	-1.2%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2009 assumed a Fed funds rate of 0.25%. The flat rate scenario as of December 31, 2010 has a Fed funds rate of 0.25%. The decrease in earnings at risk to higher rates since prior year end is mainly due to the extension of liabilities via long term time deposits and borrowings as well as interest rate derivatives. The interest rate risk position continues to take advantage of the historically steep yield curve and extended period of low short term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Operations in the period during which the change occurred.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting December 31, 2010 and December 31, 2009.

Table 29: Earnings at risk to non-parallel changes in rates.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
December 31, 2010	N/A	N/A	-2.7%	-4.5%	-9.4%	-4.3%	+3.1%	+5.3%
December 31, 2009	N/A	N/A	-4.9%	-8.4%	-10.3%	-5.0%	+5.1%	+9.1%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short term interest rates has the opposite effect on net income. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. The decrease in net income from a fall in long term rates is typically greater than the increase in net income from a rise in long term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The decrease in earnings at risk to the short end of the yield curve moving up are due to the previously mentioned extension of liabilities via long term time deposits and borrowings as well as interest rate derivatives. Webster is within policy for all scenarios.

Table 30: Market value sensitivity (Equity at risk).

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
December 31, 2010
Assets	18,038,068	18,000,818	N/A	(448,459)
Liabilities	16,255,002	15,864,049	N/A	(330,678)

Total	1,783,066	2,136,769	N/A	(117,781)
Net change as % base net economic value				(5.5)%

December 31, 2009
Assets	$17,739,197	$17,608,132	N/A	$(407,187)
Liabilities	15,781,163	15,299,618	N/A	(255,669)

Total	$1,958,034	$2,308,514	N/A	$(151,518)
Net change as % base net economic value				(6.6)%

The book value of assets exceeded the estimated economic value at December 31, 2010 and 2009 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $551.2 million and $556.8 million, respectively. The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include available for sale equity securities of $7.3 million and $6.6 million, FHLB and FRB stock of $143.9 million and $140.9 million as of December 31, 2010 and 2009, respectively. See Note 4 – Investment Securities in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

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

At the end of 2010, Webster’s net economic value was less sensitive to changing rates than in 2009. The change in sensitivity is mainly due to the extension of liabilities via long term time deposits and borrowings as well as interest rate derivatives.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was positive 0.1 at the end of 2010. At the end of 2009, the duration gap was positive 0.4. A positive duration gap implies that assets are longer than liabilities and therefore, they have more economic price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster’s net estimated economic value would decrease when interest rates rise as the increased value of liabilities would not offset the decreased value of assets. The opposite would occur when interest rates fall. Net income would also generally be expected to decrease when interest rates rise and increase when rates fall over the long term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration rising from 2.2 to 2.3 and liability duration rising from 1.8 to 2.2 in 2010 for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The net income and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2010 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

Allowance for Loan Losses

Accounting policies related to the allowance for loan loses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing Company’s portfolio of loans as of the balance sheet date. The allowance, in the judgment of management, is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification (FASB ASC) topic 310, “Receivables” and allowance allocation calculated in accordance with FASB ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Fair Value Measurements

The Company measures many of its assets and liabilities on a fair value basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-or-sale and trading securities. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825. Examples of these nonrecurring uses of fair value include loans held for sale accounted for at the lower of cost or fair value, impaired loans, long-lived assets, goodwill, and core deposit intangible assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with ASC 820.

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, ASC 820 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes. The three levels are defined as follows:

•	Level 1—quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3—inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level 3 when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.

The table below provides a description and the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 19 of the Notes to the Consolidated Financial Statements.

Table 31—Fair Value Measurement of Financial Instruments

Financial Instrument	Hierarchy	Valuation Methodology
Trading Securities	Level 1	Consist of equity securities which have quoted prices.

Available for sale securities	Level 1	Consist of equity securities and U.S. Treasury securities which have quoted prices.

	Level 2	Consist of CMOs, single-issuer auction rate securities, mortgage backed securities and corporate bonds issued by GSEs for which quoted market prices are not available. The Company employs an independent pricign service who utilizes matric pricing to calculate fair value.

	Level 3	Consist of pooled trust preferred securities and auction rate preferred securities. The Company uses an internally developed model to value pooled trust preferred securities. The various inputs to the model include actual and estimated deferral and default rates, and discount rates implied from observable market inputs. The Company engages an independent pricing service to provide pricing for auction rate securities, which employs an income approach.

Derivative instruments	Level 2	Consist of interest rate swaps and Fed Funds futures contracts. These derivative instruments are valued using internally developed models that use readily observable market parameters
Level 3 Analysis on Pooled Trust Preferred Securities

At December 31, 2010, the fair value of the pooled trust preferred securities was $53.2 million, a decrease of $17.5 million from the fair value of $70.7 million at December 31, 2009. The decrease in fair value is the result of security sales and an increase in gross unrealized loss. The gross unrealized loss of $14.6 million at December 31, 2010 is primarily attributable to changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the year ended December 31, 2010, the Company recognized $5.8 million in credit related OTTI for these securities, reflective of payment deferrals and credit deterioration of the underlying collateral. Non credit related OTTI of $8.6 million on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the year ended December 31, 2010. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred securities. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading.

To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of December 31, 2010, management expects to fully recover the remaining amortized cost of those securities not deemed to be other-than-temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

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

Income Taxes

Certain aspects of income tax accounting require significant management judgment, including assessing the realizability of deferred tax assets, and the resolution of uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of deferred tax assets, and resolution of uncertain tax positions, could differ materially from the amounts recorded in the Consolidated Financial Statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of deferred tax assets generally depend upon future sources of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established for those deferred tax assets determined not likely to be realized. A full valuation allowance has been established for the Connecticut and Rhode Island portions of net state deferred tax assets, due to realization uncertainties in those state jurisdictions, as well as for certain losses characterized as capital in nature for U.S. corporation income tax purposes.

As disclosed more fully in Note 9 – Income Taxes in the Notes to Consolidated Financial Statements, included elsewhere within this report, management believes the Company will “more likely than not” realize its $177.9 million of total deferred tax assets (“DTAs”), which are net of valuation allowances applicable to capital losses and certain net state deferred tax assets. The availability of certain tax-planning strategies forms part of the basis for management’s conclusion, supporting 31% of the Company’s DTAs at December 31, 2010, and 38% at December 31, 2009.

One tax-planning strategy available to Webster involves a switch in a portion of its investment securities portfolio, from tax-exempt to taxable. At December 31, 2010, the strategy supported 23% of the Company’s DTAs, compared to 30% at December 31, 2009. The reduction of $13.6 million during 2010 was largely attributable to an increase in unrealized losses, and a decrease in unrealized gains, on the Company’s municipal bonds and notes portfolio during the year and, to a lesser degree, to a decrease in estimated future taxable income as a result of reduced values, and yields on replacement investment securities.

While support for the Company’s DTAs from tax-planning strategies decreased during 2010, primarily as a result of the aforementioned tax-planning strategy, and uncertainties exist about future fair values of municipal bonds and notes, and other factors associated with the strategy, those were significantly outweighed by an increase in recoverable, estimated current taxes of $21.6 million, generated by income recognized by the Company in 2010. Upon consideration of all of these factors, management concluded the Company “will more likely than not” realize its DTAs.

For more information about income taxes, see Note 9 – Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 20 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further information.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webster Financial Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2009, the Company changed its method of accounting for other-than-temporary impairment of investment securities in connection with the adoption of new authoritative guidance under FASB ASC Topic 320.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 16, as well as the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 22, the consolidated statements of operations, shareholders’ equity, and cash flows of Webster Financial Corporation and Subsidiaries (the Company) for the year ended December 31, 2008. The 2008 consolidated financial statements before the effects of the adjustments discussed in Notes 1, 16 and 22 are not presented herein. The 2008 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2008 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 16, as well as the effects of changes to reportable segments that resulted in retrospective restatement of the segment disclosures as described in Note 22, referred to above present fairly, in all material respects, the results of operations and cash flows of Webster Financial Corporation and Subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Hartford, Connecticut

February 27, 2009

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$159,849	$171,184
Interest-bearing deposits	52,811	390,310
Trading securities, at fair value	11,554	—
Securities available for sale, at fair value	2,413,776	2,126,043
Securities held-to-maturity (fair value of $3,141,775 and $2,720,180)	3,072,453	2,658,869
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	140,874
Loans held for sale	52,224	12,528
Loans	11,024,639	11,036,709
Allowance for loan losses	(321,665)	(341,184)

Loans, net	10,702,974	10,695,525
Deferred tax asset, net	104,774	121,733
Premises and equipment, net	157,724	178,422
Goodwill	529,887	529,887
Other intangible assets, net	21,277	26,865
Cash surrender value of life insurance policies	298,149	289,486
Prepaid FDIC premiums	57,548	79,241
Accrued interest receivable and other assets	259,194	318,230

Total assets	$18,038,068	$17,739,197

Liabilities and Equity:
Deposits:
Non-interest bearing	$2,216,987	$1,664,958
Interest bearing	11,391,798	11,967,169

Total deposits	13,608,785	13,632,127
Federal Home Loan Bank advances	768,005	544,651
Securities sold under agreements to repurchase and other short-term borrowings	1,091,477	856,846
Long-term debt	582,837	588,419
Accrued expenses and other liabilities	203,898	159,120

Total liabilities	16,255,002	15,781,163

Shareholders' equity:
Preferred stock, $.01 par value; Authorized—3,000,000 shares:
Series A issued and outstanding—28,939 shares	28,939	28,939
Series B issued and outstanding—0 shares and 400,000 shares
(net of discount $0 and $6,830)	—	393,170
Common stock, $.01 par value; Authorized—200,000,000 shares
Issued—90,688,879 shares and 81,963,734 shares	907	820
Paid-in capital	1,160,690	1,007,740
Retained earnings	746,057	708,024
Less: Treasury stock, (at cost; 3,830,050 shares and 4,067,057 shares)	(149,462)	(161,911)
Accumulated other comprehensive loss, net	(13,709)	(28,389)

Total Webster Financial Corporation shareholders' equity	1,773,422	1,948,393

Non controlling interests	9,644	9,641

Total equity	1,783,066	1,958,034

Total liabilities and equity	$18,038,068	$17,739,197

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2010	2009	2008
Interest Income:
Interest and fees on loans and leases	$490,783	$536,635	$710,621
Taxable interest and dividends on securities	184,571	175,427	124,689
Non-taxable interest and dividends on securities	29,862	31,203	32,366
Loans held for sale	970	2,077	1,597

Total interest income	706,186	745,342	869,273

Interest Expense:
Deposits	112,629	180,804	250,182
Repurchase agreements and other short-term borrowings	15,900	19,275	34,643
Federal Home Loan Bank advances	17,628	25,286	39,236
Long-term debt	25,219	25,339	39,421

Total interest expense	171,376	250,704	363,482

Net interest income	534,810	494,638	505,791
Provision for loan losses	115,000	303,000	186,300

Net interest income after provision for loan losses	419,810	191,638	319,491

Non-interest Income:
Deposit service fees	108,977	119,421	120,132
Loan related fees	25,917	24,890	29,067
Wealth and investment services	24,925	24,000	28,140
Mortgage banking activities	4,169	6,901	1,230
Increase in cash surrender value of life insurance policies	10,517	10,629	10,441
Gain on the exchange of trust preferreds for common stock	—	24,336	—
Gain on early extinguishment of subordinated notes	—	5,993	—
Net gain on trading securities	12,045	—	—
Net gain (loss) on sale of investment securities	9,748	(13,810)	(6,094)
Total other-than-temporary impairment losses on securities	(14,445)	(40,064)	(219,277)
Portion of the loss recognized in other comprehensive income	8,607	11,587	—

Net impairment losses recognized in earnings	(5,838)	(28,477)	(219,277)
Other income	16,396	13,225	8,309

Total non-interest income (loss)	206,856	187,108	(28,052)

Non-interest Expense:
Compensation and benefits	246,026	237,074	239,701
Occupancy	55,634	55,522	53,043
Technology and equipment expense	62,855	60,926	61,155
Intangible assets amortization	5,588	5,743	5,939
Marketing	18,968	14,469	13,956
Professional and outside services	14,721	15,015	15,758
Deposit insurance	24,535	30,056	4,698
Goodwill impairment	—	—	198,379
Litigation reserve and settlement	22,476	—	—
Other expenses	88,171	88,589	82,540

Total non-interest expense	538,974	507,394	675,169

Income (loss) from continuing operations before income tax expense (benefit)	87,692	(128,648)	(383,730)
Income tax expense (benefit)	13,468	(52,736)	(65,840)

Income (loss) from continuing operations	74,224	(75,912)	(317,890)
Income (loss) from discontinued operations, net of tax	94	302	(3,073)

Consolidated net income (loss)	74,318	(75,610)	(320,963)
Less: Net income attributable to non controlling interests	3	22	4

Net income (loss) attributable to Webster Financial Corporation	74,315	(75,632)	(320,967)
Preferred stock dividends	(18,086)	(32,863)	(12,805)
Accretion of preferred stock discount and gain on extinguishment	(6,830)	23,243	(145)

Net income (loss) available to common shareholders	$49,399	$(85,252)	$(333,917)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Years ended December 31,
(In thousands, except per share data)	2010	2009	2008
Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.63	$(1.41)	$(6.37)
Net income (loss) available to common shareholders	0.63	(1.40)	(6.43)
Diluted
Income (loss) from continuing operations	0.60	(2.15)	(6.37)
Net income (loss) available to common shareholders	0.60	(2.14)	(6.43)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Balance, December 31, 2007	$—	$566	$734,604	$1,183,621	$(166,263)	$(15,896)	$9,615	$1,746,247

Cumulative effect of change in accounting principle	—	—	—	(924)	—	—	—	(924)
Comprehensive loss:
Net (loss) income	—	—	—	(320,967)	—	—	4	(320,963)
Other comprehensive loss, net of taxes:
Net change in unrealized loss on securities available for sale	—	—	—	—	—	(59,186)	—	(59,186)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	349	—	349
Net unrealized loss on derivative instruments	—	—	—	—	—	(7,877)	—	(7,877)
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	(23,300)	—	(23,300)

Other comprehensive loss, net of taxes	—	—	—	—	—	(90,014)	—	(90,014)

Total comprehensive loss, net of taxes								(410,977)
Dividends paid on common stock of $1.20 per share	—	—	—	(63,063)	—	—	—	(63,063)
Dividends paid on Series A preferred stock $43.44 per share	—	—	—	(9,775)	—	—	—	(9,775)
Dividends incurred on Series B prefered stock $5.42 per share	—	—	—	(2,167)	—	—	—	(2,167)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Net shares acquired related to employee share based compensation plans	—	—	—	—	(644)	—	—	(644)
Exercise of stock options	—	—	(228)	—	760	—	—	532
Stock-based compensation expense	—	—	(2,303)	(1,842)	11,922	—	—	7,777
Accretion of preferred stock discount	145	—	—	(145)	—	—	—	—
Conversion of Series A preferred stock	(100)	—	100	—	—	—	—	—
Issuance of common stock and warrants	225,000	—	(7,405)	—	—	—	—	217,595
Additional issuance costs associated with the issuance of the Series B preferred stock and warrant	391,281	—	8,719	—	—	—	—	400,000

Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738

Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income:
Net (loss) income	—	—	—	(75,632)	—	—	22	(75,610)
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	81,146	—	81,146
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	259	—	259
Net unrealized gain on derivative instruments	—	—	—	—	—	1,397	—	1,397
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	6,150	—	6,150

Other comprehensive income, net of taxes	—	—	—	—	—	88,952	—	88,952

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, continued

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Total comprehensive income, net of taxes								13,342
Dividends paid on common stock of $.04 per share	—	—	—	(2,450)	—	—	—	(2,450)
Dividends paid on Series A preferred stock $85.00 per share	—	—	—	(11,955)	—	—	—	(11,955)
Dividends incurred on Series B prefered stock $50.00 per share	—	—	—	(20,000)	—	—	—	(20,000)
Dividends incurred on Series C prefered stock $1.00 per share	—	—	—	(45)	—	—	—	(45)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(49)	—	70	—	—	21
Net shares acquired related to employee share based compensation plans	—	—	—	—	(792)	—	—	(792)
Stock-based compensation expense	—	—	15,046	2,627	(10,171)	—	—	7,502
Accretion of preferred stock discount	1,744	—	—	(1,744)	—	—	—	—
Conversion of Series A preferred stock	(195,961)	79	87,740	47,179	—	—	—	(60,963)
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Issuance of common stock and warrants	22,186	77	112,595	(24,399)	3,207	—	—	113,666
Conversion of Series C preferred stock	(22,186)	45	22,141	—	—	—	—	—

Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	74,315	—	—	3	74,318
Other comprehensive income (loss), net of taxes:		—	—	—	—	—
Net change in unrealized gain on securities available for sale	—	—	—	—	—	22,341	—	22,341
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(2,548)	—	(2,548)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	331	—	331
Net unrealized loss on derivative instruments	—	—	—	—	—	(2,768)	—	(2,768)
Net actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	(2,676)	—	(2,676)

Other comprehensive income, net of taxes	—	—	—	—	—	14,680	—	14,680

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, continued

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Total comprehensive income, net of taxes								88,998
Dividends paid on common stock of $.04 per share	—	—	—	(3,133)	—	—	—	(3,133)
Dividends paid on Series A preferred stock $85.00 per share	—	—	—	(2,459)	—	—	—	(2,459)
Divends incurred on Series B prefered stock $49.86 per share	—	—	—	(14,764)	—	—	—	(14,764)
Redemption of Preferred Stock	(394,442)	—	—	(5,558)	—	—	—	(400,000)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(538)	—	916	—	—	378
Net shares acquired related to employee share based compensation plans	—	—	—	—	(1,654)	—	—	(1,654)
Stock-based compensation expense	—	—	863	(5,633)	8,500	—	—	3,730
Accretion of preferred stock discount	1,272	—	—	(1,272)	—	—	—	—
Warburg Investment	—	21	36,419	—	—	—	—	36,440
Public Offering of common stock	—	66	116,097	—	—	—	—	116,163
Issuance of common stock	—	—	109	(2,600)	4,687	—	—	2,196

Balance, December 31, 2010	$28,939	$907	$1,160,690	$746,057	$(149,462)	$(13,709)	$9,644	$1,783,066

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2010	2009	2008
Operating Activities:
Consolidated net income (loss)	$74,318	$(75,610)	$(320,963)
Income (loss) from discontinued operations, net of tax	94	302	(3,073)
Income (loss) from continuing operations	74,224	(75,912)	(317,890)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Provision for loan losses	115,000	303,000	186,300
Deferred tax benefit (expense)	13,481	14,616	(89,914)
Depreciation and amortization	89,475	65,875	56,945
Gain on sale of branch	—	(155)	—
Gain on sale of subsidiary stock	—	(125)	—
Gain on early extinguishment of subordinated notes	—	(5,993)	—
Gain on exchange of trust preferred securities for common stock	—	(24,336)	—
Warrants—fair value adjustment	—	(3,552)	—
Stock-based compensation	3,730	7,502	7,777
Excess tax benefits from stock-based compensation	—	—	(1)
Foreclosed and repossessed asset write-downs	5,158	11,100	4,961
Write-down of premises and equipment	3,007	2,222	—
Goodwill Impairment		—	198,379
Loss on write-down of investments to fair value	5,838	28,477	219,277
(Gain) Loss on fair value adjustment of direct investments	(402)	1,352	2,295
Loss on fair value adjustment of derivative instruments	2,462	—	—
Net (gain) loss on the sale of investment securities	(9,748)	13,810	6,094
Net (increase) decrease in trading securities	(11,554)	77	2,508
Increase in cash surrender value of life insurance policies	(10,517)	(10,629)	(10,441)
Gain from life insurance policies	(1,986)	(1,106)	—
Net (increase) decrease in loans held for sale	(39,696)	(4,104)	216,096
Net decrease (increase) in accrued interest receivable and other assets	71,451	(174,421)	17,728
Net increase (decrease) in accrued expenses and other liabilities	27,123	(33,609)	(14,061)

Net cash provided by operating activities	337,046	114,089	486,053

Investing Activities:
Net (increase) decrease in interest-bearing deposits	337,499	(368,156)	(17,042)
Purchases of available for sale securities	(1,297,512)	(1,597,782)	(917,822)
Proceeds from maturities and principal payments of available for sale securities	608,710	305,168	36,071
Proceeds from sales of available for sale securities	416,474	433,248	18,481
Purchases of held-to-maturity securities	(1,019,398)	(425,048)	(154,595)
Proceeds from maturities and principal payments of held-to-maturity securities	594,088	487,379	205,318
Purchases of FHLB and FRB stock	(3,000)	(6,000)	(23,912)
Net decrease (increase) in loans	(173,635)	614,364	(379,628)
Proceeds from life insurance policies	3,840	2,056	—
Sale of branch deposits	—	(8,107)	—
Proceeds from sale of subsidiary	—	96,348	—
Proceeds from sale of foreclosed properties	33,097	32,283	16,319
Proceeds from sale of premises and equipment	675	—	—
Purchases of premises and equipment	(18,679)	(31,729)	(33,734)

Net cash used for investing activities	(517,841)	(465,976)	(1,250,544)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2010	2009	2008
Financing Activities:
Net increase (decrease) in deposits	(23,342)	1,758,668	(469,268)
Proceeds from Federal Home Loan Bank advances	1,827,000	9,552,286	113,427,552
Repayments of Federal Home Loan Bank advances	(1,602,429)	(10,339,796)	(113,140,513)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term debt	235,833	(712,206)	334,222
Redemption of preferred stock	(400,000)	—	—
Repayment of long-term debt	—	(15,927)	—
Issuance of Preferred Stock, net of issuance costs	—	—	617,595
Conversion of Series A Preferred Stock	—	(60,935)	—
Cash dividends paid to common shareholders	(3,133)	(2,443)	(63,063)
Cash dividends paid to preferred shareholders of consolidated affiliate	(863)	(863)	(863)
Cash dividends paid to preferred shareholders	(17,223)	(31,670)	(9,775)
Exercise of stock options	378	21	532
Excess tax benefits from stock-based compensation	—	—	1
Warburg investment	36,440	116,187	—
Common stock issued	118,359	1,031	—
Common stock repurchased	(1,654)	(792)	(644)

Net cash provided by financing activities	169,366	263,561	695,776

Cash Flows from Discontinued Operations:
Operating Activities	94	302	(2,651)
Proceeds from sale of discontinued operations	—	—	23,920

Net cash provided by discontinued operations	94	302	21,269

Net decrease in cash and due from banks	(11,335)	(88,024)	(47,446)
Cash and due from banks at beginning of year	171,184	259,208	306,654

Cash and due from banks at end of year	$159,849	$171,184	$259,208

Supplemental disclosure of cash flow information:
Interest paid	$173,182	$258,757	$365,556
Income taxes paid	20,577	5,960	24,173
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$37,498	$41,748	$43,735
Gain on early extinguishment of fair value hedge of subordinated debt	—	1,489	—
Mortgage loans securitized and transferred to mortgage-backed securities—government sponsored enterprises ("GSE") held-to-maturity	—	203,030	466,550
Issuance of loan to finance sale of subsidiary	—	18,000	—
Transfer of loans-held-for-sale to loan portfolio	—	16,100	—
Transfer of loans from portfolio to loans-held-for-sale	—	—	19,052

See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (“Webster” or the “Company”) is a financial holding company and a bank holding company headquartered in Waterbury, Connecticut that delivers, through its subsidiaries, financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster also offers equipment financing, asset-based lending, commercial real estate lending, health savings accounts and, prior to November 2009, insurance premium financing (“BIC”) on a national basis. In January 2011, the Company announced a scaling back of the equipment finance business to focus on the geographic region from Philadelphia, Pennsylvania to Maine.

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

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 810, “Consolidation”. Upon adoption, prior period amounts related to non-controlling interest were reclassified in accordance with the requirements of this topic.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, the deferred tax asset valuation allowance, status of contingencies and the goodwill evaluation are particularly subject to change.

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

Investment securities are reviewed quarterly for other than temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest expense in the Consolidated Statement of Operations. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest expense on the Consolidated Statement of Operations.

The specific identification method is used to determine realized gains and losses on sales of securities.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve System and is required to maintain an investment in capital stock of the FHLB and the Federal Reserve Bank (“FRB”). Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. The Bank was in compliance with this requirement with an investment of $93.2 million and $50.7 million in FHLB and FRB stock, respectively, at December 31, 2010. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.

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

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. A charge-off is recorded on a case by case basis when deemed to be uncollectible.

When a loan is put on nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Allowance for Credit Losses. The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded credit commitments.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans at the balance sheet date. The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, as well as trends in the foregoing. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Loans are considered impaired, when based on current information and events, if it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans identified as troubled debt restructurings (“TDR”) are considered impaired loans for the entire term of the loan, with very limited exceptions. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending upon risk rating, accrual status, and loan balance for other loans, primarily commercial. If a loan is impaired, a specific valuation allowance is established, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s original rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent in lending related commitments, including unused commitments to extend credit, letters of credit, and financial guarantees.

Foreclosed and Repossessed Assets. Real estate acquired through foreclosure (“REO”) or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals may be obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is foreclosed upon, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan loss. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to noninterest expense.

Cash Surrender Value of Life Insurance. The investment in life insurance represents the cash surrender value of life insurance policies on certain current and former officers of Webster. Increases in the cash surrender value are recorded as non-interest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in other non-interest income when received.

Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment being actively marketed for sale are reported as assets held for disposition. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives, as follows:

Buildings and improvements	5-20 years
Leasehold improvements	5-20 years, or term of lease if shorter
Fixtures and equipment	3-5 years
Software	3 years

Maintenance and repairs are charged to non-interest expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated and any resulting losses are charged to non-interest expense.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Any impairment write-down is charged to non-interest expense.

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

Stock-based Compensation. Webster recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, adjusted for estimated forfeitures. Compensation cost is recognized over the requisite service period as a component of compensation expense. Excess tax benefits are reported as a cash inflow from financing activities and a cash outflow from operating activities. Excess tax benefits result when tax-return deductions exceed recognized compensation cost determined using the fair value approach for financial statement purposes.

Webster also offers a long term cash incentive award to certain officers of the Company. The value of these cash awards is dependent upon the value of Webster common stock. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. On an annual basis, the unvested amount is marked to market using the current stock price. Each period an adjustment is recorded to the liability with an offset to compensation expense.

Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Derivative Instruments and Hedging Activities. Derivatives are recognized as assets and liabilities on the Consolidated Balance Sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

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

Derivative Loan Commitments. Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in noninterest income.

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

Advertising Costs. Advertising costs are expensed as incurred.

Recent Accounting Standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 19—Fair Value Measurements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s Consolidated Financial Statements.

ASU No. 2010-18,”Receivables (Topic 310)—Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” ASU 2010-18 clarifies the accounting for acquired loans that have evidence of deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). An entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. ASU 2018-10 is effective for the period ending September 30, 2010. Adoption of this ASU did not significantly impact the Company’s Consolidated Financial Statements.

ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, the FASB issued ASU No. 2010-20 which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010. See Note 5—Loans, Net.

ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” In December 2010, the FASB issued updated authoritative guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is required to apply these new requirements in its fiscal year beginning after December 15, 2010. The Company is currently evaluating the impact on the financial statements.

NOTE 2: Concentrations and Restrictions on Cash and Cash Equivalents

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes the Company is not exposed to any significant credit risks on cash and cash equivalents. Interest—bearing deposits with other financial institutions were $52.8 million at December 31, 2010 compared to $390.3 million at December 31, 2009.

At December 31, 2010 and 2009, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $42.3 million and $30.9 million, respectively, in cash on hand or at the Federal Reserve Bank. These deposits with the Federal Reserve Bank do not earn interest.

NOTE 3: Restructuring and Repositioning

During the year ended December 31, 2010, Webster recognized net costs of $6.0 million related to restructuring and repositioning activities. These costs are included in other non-interest expense in the Consolidated Statement of Operations.

On December 27, 2010, Webster announced it will be closing five branches effective April 1, 2011 in response to changing customer usage patterns and its initiative to optimize branch operations. Three of the branches are owned by Webster and two of the branch facilities are leased. Webster recorded $3.1 million of expenses related to lease termination and the write-off of leasehold improvements for the two leased branches.

Webster recorded $1.7 million of severance and other employee related costs in 2010. The largest portion of such costs relate to a restructuring within Webster Capital Finance. Effective January 1, 2011, Webster repositioned the focus of its equipment financing business to narrow the geographic area from Philadelphia, Pennsylvania to Maine and recognized $0.5 million of associated severance costs.

Additionally, Webster recognized a loss of $1.2 million related to the write-down of a facility held for sale at December 31, 2010.

Activity in the restructuring and repositioning liability for the year ended December 31, 2010 is presented in the following table.

Year Ended December 31, 2010 (In thousands)	Charged to Expense	Liability
Beginning Balance	$—	$—
Severance and other employee related costs	1,716	1,716
Facility consolidation costs	4,307	3,107

Total Accrued	$6,023	$4,823
Payments related to:
Severance and other employee related costs		—
Facility consolidation costs		—

Accrual reversals		—

Restructuring and Repositioning Reserve Balance		$4,823

NOTE 4: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	December 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations ("CMOs")—GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities—GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations ("CMOs")—GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities—GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
CMBS/Private Label MBS	51,084	—	—	51,084	825	—	51,909

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

	December 31, 2009
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	130,343	—	(196)	130,147	—	—	130,147
Agency collateralized mortgage obligations ("CMOs")—GSE	320,682	260	(2,085)	318,857	—	—	318,857
Pooled trust preferred securities (a)	76,217	5,288	(10,816)	70,689	—	—	70,689
Single issuer trust preferred securities	50,692	—	(11,978)	38,714	—	—	38,714
Equity securities—financial institutions (b)	6,826	251	(478)	6,599	—	—	6,599
Mortgage-backed securities—GSE	1,365,005	45,782	(845)	1,409,942	—	—	1,409,942
Commercial mortgage-backed securities	178,870	1,113	(29,088)	150,895	—	—	150,895

Total available for sale	$2,128,835	$52,694	$(55,486)	$2,126,043	$—	$—	$2,126,043

Held to maturity:
Municipal bonds and notes	$686,495	$—	$—	$686,495	$14,663	$(4,018)	$697,140
Mortgage-backed securities—GSE	1,919,882	—	—	1,919,882	55,109	(4,151)	1,970,840
Mortgage-backed securities—Private Label	52,492	—	—	52,492	—	(292)	52,200

Total held to maturity	$2,658,869	$—	$—	$2,658,869	$69,772	$(8,461)	$2,720,180

Total investment securities	$4,787,704	$52,694	$(55,486)	$4,784,912	$69,772	$(8,461)	$4,846,223

(a)	Amortized cost is net of $43.5 million of credit related other-than-temporary impairments at December 31, 2009.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2009.

Securities with a carrying value totaling $2.6 billion at December 31, 2010 and $2.2 billion at December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

At December 31, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are set for the below.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100,220	$100,249	$12,109	$12,112
Due after one year through five years	—	—	3,895	3,954
Due after five through ten years	42,899	40,610	339,068	355,738
Due after ten years	2,234,246	2,265,576	2,717,381	2,769,971

Totals	$2,377,365	$2,406,435	$3,072,453	$3,141,775

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2010, the Company had $747.2 million of callable securities in its investment portfolio.

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

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2010.

		December 31, 2010
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs—GSE	9	$450,099	$(6,307)	$—	$—	$450,099	$(6,307)
Pooled trust preferred securities	9	8,126	(1,534)	40,147	(13,024)	48,273	(14,558)
Single issuer trust preferred securities	9	—	—	42,275	(8,577)	42,275	(8,577)
Equity securities	14	1,328	(222)	138	(11)	1,466	(233)
Mortgage-backed securities—GSE	1	28,391	(88)	—	—	28,391	(88)
Commercial mortgage-backed securities (CMBS)	3			55,817	(3,485)	55,817	(3,485)

Total available for sale	45	$487,944	$(8,151)	$138,377	$(25,097)	$626,321	$(33,248)

Held-to-maturity:
Municipal bonds and notes	410	$357,771	$(23,621)	$11,737	$(1,578)	$369,508	$(25,199)
Agency Collateralized mortgage obligations (“CMOs”)—GSE	1	51,874	(515)	—	—	51,874	(515)
Mortgage-backed securities—GSE	11	301,305	(4,263)	—	—	301,305	(4,263)

Total held-to-maturity	422	$710,950	$(28,399)	$11,737	$(1,578)	$722,687	$(29,977)

Total investment securities	467	$1,198,894	$(36,550)	$150,114	$(26,675)	$1,349,008	$(63,225)

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2009.

		December 31, 2009
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency notes—GSE	4	$130,147	$(196)	$—	$—	$130,147	$(196)
Agency CMOs—GSE	4	168,383	(2,085)	—	—	168,383	(2,085)
Pooled trust preferred securities	11	60,154	(10,816)	—	—	60,154	(10,816)
Single issuer trust preferred securities	5	—	—	38,714	(11,978)	38,714	(11,978)
Equity securities—financial institutions	26	969	(134)	2,411	(344)	3,380	(478)
Mortgage-backed securities-GSE	4	40,705	(845)	—	—	40,705	(845)
Commercial mortgage-backed securities (CMBS)	8	43,840	(1,118)	56,313	(27,970)	100,153	(29,088)

Total available for sale	62	$444,198	$(15,194)	$97,438	$(40,292)	$541,636	$(55,486)

Held-to-maturity:
Municipal bonds and notes	164	$142,028	$(2,841)	$13,072	$(1,177)	$155,100	$(4,018)
Mortgage-backed securities—GSE	8	314,003	(4,151)	—	—	314,003	(4,151)
Mortgage-backed securities—Private Label	3	52,200	(292)	—	—	52,200	(292)

Total held-to-maturity	175	$508,231	$(7,284)	$13,072	$(1,177)	$521,303	$(8,461)

	237	$952,429	$(22,478)	$110,510	$(41,469)	$1,062,939	$(63,947)

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2010.

Trust Preferred Securities—Pooled Issuers – At December 31, 2010, the fair value of the pooled trust preferred securities was $53.2 million, a decrease of $17.5 million from the fair value of $70.7 million at December 31, 2009. The decrease in fair value is the result of security sales and an increase in gross unrealized loss. The gross unrealized loss of $14.6 million, at December 31, 2010 is primarily attributable to changes in the benchmark rates, such as the 30 year swap rate and a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the year ended December 31, 2010, the Company recognized $5.8 million in credit related OTTI for these securities, reflective of payment deferrals and credit deterioration of the underlying collateral. Non credit related OTTI of $8.6 million on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis was recognized in OCI during the year ended December 31, 2010. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis of those securities not deemed to be other-than-temporarily impaired as of December 31, 2010, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost. However, additional interest deferrals, defaults, or ratings changes could result in future credit related OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating the Trust Preferred Securities – Pooled Issuers portfolio for OTTI.

	Trust Preferred Securities - Pooled Issuers
	Class	Amortized Cost (b)	Unrealized		Fair Value	Lowest Credit Ratings as of December 31, 2010 (a)	Total Other-Than- Temporary Impairment thru 2010	% of Performing Bank/ Insurance Issuers	Current Deferrals/ Defaults (As a % of Original Collateral)
Deal Name			Gains	(Losses)
(Dollars in thousands)
Security F-1	C	$2,224	$2,693	$—	$4,917	C	$(10,850)	83.7	22.1
Security F-2	C	784	—	(492)	292	C	—	83.7	22.1
Security G (c)	B	2,004	—	(725)	1,279	CC	(4,994)	66.2	28.7
Security H (c)	B	3,483	—	(1,235)	2,248	B	(352)	100.0	—
Security I (c)	B	4,463	—	(1,591)	2,872	CCC	(365)	94.1	9.0
Security J	B	5,257	—	(2,013)	3,244	CCC	(806)	90.6	11.6
Security K (c)	A	7,319	—	(608)	6,711	CCC	(2,040)	67.1	35.9
Security L (c)	B	8,716	—	(3,229)	5,487	CCC	(867)	96.0	5.8
Security M (c)	A	7,364	—	(972)	6,392	D	(4,942)	56.0	41.3
Security N	A	23,440	—	(3,693)	19,747	AA	(1,104)	90.6	11.6

		$65,054	$2,693	$(14,558)	$53,189		$(26,320)

(a)	The Company utilized credit ratings provided by Moody's, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	During the year ended December 31, 2010, OTTI of $5.8 million was recognized on these 6 securities, in addition to Security D, which was sold during the quarter ended June 30, 2010.

Trust Preferred Securities — Single Issuers — At December 31, 2010, the fair value of the single issuer trust preferred portfolio was $42.3 million, an increase of $3.6 million from the fair value of $38.7 million at December 31, 2009. The gross unrealized loss of $8.6 million at December 31, 2010 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization, money center financial institutions, which continued in their ability to service debt and indications of stabilization in their capital structures. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at December 31, 2010 as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2010	Total Other-Than- Temporary Impairment thru December 31, 2010
(Dollars in thousands)
Security B	$6,816	$(1,731)	$5,085	BB	$—
Security C	8,589	(862)	7,727	BBB	—
Security D	9,540	(2,438)	7,102	BB	—
Security E	11,669	(1,647)	10,022	BBB	—
Security F	14,238	(1,899)	12,339	BBB	—

	$50,852	$(8,577)	$42,275		$—

Agency notes — GSE — There were no unrealized losses in the Company’s investment in agency notes at December 31, 2010 compared to $196 thousand at December 31, 2009. The contractual cash flows for these investments are performing as expected. With lower overall yields and higher prices during the year ended December 31, 2010, in aggregate, these securities are at unrealized gains.

Agency CMOs — GSE — There were $6.3 million in unrealized losses in the Company’s investment in agency CMOs at December 31, 2010 compared to $2.1 million at December 31, 2009. The contractual cash flows for these investments are performing as expected. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 as the Company does not intend to sell these investments and has determined, based on available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Equity securities — The unrealized losses on the Company’s investment in equity securities decreased to $0.2 million at December 31, 2010 from $0.5 million at December 31, 2009. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($6.0 million of the total fair value at December 31, 2010) and auction rate preferred securities ($1.3 million of the total fair value at December 31, 2010). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities — GSE — There were $88 thousand unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at December 31, 2010 compared to $0.8 million in unrealized losses at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010.

Commercial mortgage-backed securities — The unrealized losses on the Company’s investment in commercial mortgage-backed securities decreased to $3.5 million at December 31, 2010 from $29.1 million at December 31, 2009. This decrease is primarily the result of improvement in credit spreads in 2010 compared to 2009, and the recent overall drop in yields and higher prices during the year ended December 31, 2010. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration, and because management does not have the intent to sell the securities, and based upon available evidence it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at December 31, 2010:

Municipal bonds and notes — The unrealized losses on the Company’s investment in municipal bonds and notes increased to $25.2 million at December 31, 2010 from $4.0 million at December 31, 2009. This increase is primarily the result of higher rates for municipal bonds in 2010 compared to 2009. These securities are primarily insured AA and A rated general obligation bonds with stable ratings. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at December 31, 2010.

Agency collateralized mortgage obligations — GSE — There were $0.5 million in unrealized losses on the Company’s investment in agency CMOs at December 31, 2010. The contractual cash flows for these investments are performing as expected.

Mortgage-backed securities — GSE — The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased slightly to $4.3 million at December 31, 2010 from $4.2 million at December 31, 2009. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010. As the increase in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

CMBS and Private Label CMOs — There were no unrealized losses on the Company’s investment in CMBS and Private Label CMOs at December 31, 2010 compared to $0.3 million at December 31, 2009. These securities carry AAA ratings and are currently performing as expected.

There were no significant credit downgrades on held to maturity securities during the year ended December 31, 2010, which are currently performing as anticipated. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost.

For the years ended December 31, 2010, 2009 and 2008, proceeds from sale of available for sale securities were $416.5 million, $433.2 million and $18.5 million, respectively. Gross gains realized from the sale of available for sale securities were $10.7 million, $7.9 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gross losses realized from the sale available for sale securities were $0.9 million, $21.7 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities, excluding trading securities, and the impact of the recognition of other-than-temporary impairments for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
	2010				2009				2008
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges (a)	Net
Available for sale:
Agency notes—GSE	$18	$—	$—	$18	$—	$—	$—	$—	$24	$—	$—	$24
Agency CMOs—GSE	1,980			1,980	—	—	—	—	—	—	—	—
Pooled trust preferred securities	340	(933)	(5,771)	(6,364)	11	(17,695)	(24,933)	(42,617)	286	(4,384)	(174,073)	(178,171)
Single issuer trust preferred securities	—	—	—	—	611	—	—	611	—	—	(10,009)	(10,009)
Equity securities	—	—	(67)	(66)	854	(3,970)	(3,544)	(6,660)	281	(2,546)	(33,328)	(35,593)
Mortgage-backed securities—GSE	8,342	—	—	8,342	6,380	—	—	6,380	—	—	—	—
Commercial mortgage—backed securities	—	—	—	—	—	—	—	—	—	—	—	—

Total available for sale	$10,680	$(933)	$(5,838)	$3,910	$7,856	$(21,665)	$(28,477)	$(42,286)	$591	$(6,930)	$(217,410)	$(223,749)

(a)	OTTI charges for the year ended December 31, 2008 exclude OTTI charges of $1.9 million taken on the Company’s investments in Private Equity Funds, which are included in other assets in the accompanying Consolidated Balance Sheets.

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the years ended December 31:

(In thousands)	Year ended December 31, 2010	Year ended December 31, 2009
Balance of credit related OTTI, beginning of year	$43,492	$173,496
Additions for credit related OTTI not previously recognized	5,771	24,933
Reduction for securities sold	(22,943)	(137,351)
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis	—	(17,586)

Subtotal of additions and reductions, net	(17,172)	(130,004)

Balance of credit related OTTI, end of year	$26,320	$43,492

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

The $5.8 million and $24.9 million additions to credit related OTTI for the years ended December 31, 2010 and 2009, respectively, are reflective of payment deferrals and credit deterioration of the underlying collateral.

Investments in Private Equity Funds

In addition to investment securities, the Company owns investments in private equity funds. These investments, which totaled $16.5 million at December 31, 2010 and $12.0 million at December 31, 2009, are included in other assets in the Consolidated Balance Sheet. The Company recognized a $0.7 million gain, net of OTTI charges on these investments, during the year ended December 31, 2010, and $1.1 million loss and $0.9 million loss, on these investments during the years ended December 31, 2009 and 2008, respectively. These amounts are included in other non-interest income on the Consolidated Statement of Operations.

Trading Securities

During the quarter ended June 30, 2010, the Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings Inc. as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million is recorded in other non-interest income in the Consolidated Statement of Operations for the year ended December 31, 2010 related to that transaction. As of December 31, 2010, the Company holds 571,143 shares of Higher One’s common stock with a fair value of $11.6 million which are classified as trading securities on the Consolidated Balance Sheets. The Company records any gain or loss from the shares being marked to fair value until they are sold in current period earnings. For the year ended December 31, 2010 the Company recorded gains of $12.0 million.

NOTE 5: Loans, Net

Allowance for Loan Losses and Recorded Investment in Loans. The following table summarizes allowance for loan losses and recorded investment in loans by portfolio segment for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	19,217	54,632	13,349	21,085	4,717	2,000	115,000
Losses charged off	(16,991)	(66,215)	(31,570)	(19,139)	(16,760)	—	(150,675)
Recoveries	1,671	4,637	4,285	996	4,567	—	16,156

Balance, end of year	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665

Ending balance: individually evaluated for impairment	$13,562	$3,466	$10,722	$8,166	$81	$—	$35,997

Ending balance: collectively evaluated for impairment	$17,230	$91,605	$63,748	$69,529	$21,556	$22,000	$285,668

Loans:
Ending balance (a)	$3,147,492	$2,859,221	$2,109,013	$2,197,988	$710,925		$11,024,639

Ending balance: individually evaluated for impairment	$138,921	$41,366	$148,064	$247,049	$15,702		$591,102

Ending balance: collectively evaluated for impairment	$3,008,571	$2,817,855	$1,960,949	$1,950,939	$695,223		$10,433,537

(a)	The total loan balance includes $10.1 million of net unamortized premiums and $28.2 million of net deferred costs as of December 31, 2010.

	Year ended December 31, 2009
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$23,578	$57,665	$75,285	$52,649	$9,355	$16,797	$235,329
Provision charged to expense (a)	20,803	121,120	70,989	39,235	47,350	3,203	302,700
Losses charged off	(20,013)	(79,967)	(58,978)	(17,140)	(29,801)	—	(205,899)
Allowance for loans sold	—	—	(469)	—		—	(469)
Recoveries	2,527	3,199	1,579	9	2,209	—	9,523

Balance, end of year	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184

Ending balance: individually evaluated for impairment	$8,728	$1,865	$18,983	$7,443	$11	$—	$37,030

Ending balance: collectively evaluated for impairment	$18,167	$100,152	$69,423	$67,310	$29,102	$20,000	$304,154

Loans:
Ending balance (b)	$2,903,637	$3,020,713	$2,032,437	$2,182,120	$897,802		$11,036,709

Ending balance: individually evaluated for impairment	$75,325	$18,185	$126,639	$201,031	$19,437		$440,617

Ending balance: collectively evaluated for impairment	$2,828,312	$3,002,528	$1,905,798	$1,981,089	$878,365		$10,596,092

(a)	The 2009 provision charged to expense excludes $0.3 million for unfunded credit commitments as compared to the Consolidated Statements of Operations for the year ended December 31, 2009.
(b)	The total loan balance includes $12.5 million of net unamortized premiums and $33.7 million of net deferred costs as of December 31, 2009.

Activity in the allowance for loan losses during 2008 was a follows:

(In thousands)	Year ended December 31, 2008
Allowance for loan losses:
Balance, beginning of year	$188,086
Provision charged to expense (a)	185,300
Losses charged off	(142,809)
Recoveries	4,752

Balance, end of year	$235,329

(a)	The 2008 provision charged to expense excludes $1.0 million for unfunded credit commitments as compared to the Consolidated Statements of Operations for the year ended December 31, 2008.

Risk Management. The Company has certain credit policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. Management frequently reviews reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrowers FICO score, the loan to property value, and the borrowers debt to income level and are also influenced by statutory requirements.

Impaired Loans. A loan is deemed impaired when the contractual amounts of principal and interest are not expected to be collected in accordance with the contractual provisions. The amount of impairment is calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. A specific valuation allowance is established equal to the calculated amount of impairment.

Impairment analysis is performed for all modified loans that are deemed to be troubled debt restructurings (TDRs) and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, the original contractual interest rate for the loan is used as the discount rate for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the ASC 310-10-35 impairment calculation.

At December 31, 2010, impaired loans totaled $595.1 million and included $363.0 million of loans with $36.0 of established specific reserves. At December 31, 2009, impaired loans totaled $441.7 million and included $156.8 million of loans with specific reserves of $37.0 million. The increase in impaired loans is the result of an increase in trouble debt restructurings. The majority of trouble debt restructurings remain in the impaired population for the remaining life of the loan.

106.1

The following tables summarize impaired loans by class as of December 31, 2010 and 2009:

	Year ended December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Residential:
1-4 family	$14,179	$18,906	$—	$16,182	$87
Permanent-NCLC	2,662	4,508	—	6,491	—
Construction	—	—	—	23	—
Liquidating portfolio-construction loans	17	10,008	—	1,271	36
Consumer:
Home equity loans	6,689	49,702	—	7,323	301
Liquidating portfolio-home equity loans	2,761	48,083	—	3,096	330
Other consumer	—	—	—	43	—
Commercial:
Commercial non-mortgage	52,772	56,872	—	46,918	1,324
Asset-based loans	10,382	10,826	—	8,871	—
Commercial real estate:
Commercial real estate	88,638	91,310	—	86,810	2,688
Commercial construction	17,823	17,770	—	28,105	—
Residential development	21,139	21,587	—	37,256	361
Equipment Financing	15,020	26,458	—	16,105	—
Total:
Residential	$16,858	$33,422	$—	$23,967	$123
Consumer	$9,450	$97,785	$—	$10,462	$631
Commercial	$63,154	$67,698	$—	$55,789	$1,324
Commercial real estate	$127,600	$130,667	$—	$152,171	$3,049
Equipment Financing	$15,020	$26,458	$—	$16,105	$—

Total loans without a specific valuation allowance	$232,082	$356,030	$—	$258,494	$5,127

Loans with a specific valuation allowance
Residential:
1-4 family	$112,256	$117,842	$11,358	$74,245	$2,888
Permanent-NCLC	10,111	10,789	2,204	9,102	309
Construction	—	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	26,569	27,879	2,577	15,700	697
Liquidating portfolio-home equity loans	5,446	6,458	888	3,672	181
Other consumer	8	8	1	4	—
Commercial:
Commercial non-mortgage	82,172	83,412	10,589	76,562	3,100
Asset-based loans	3,425	4,905	133	4,976	—
Commercial real estate:
Commercial real estate	91,499	92,211	5,054	47,036	521
Commercial construction	18,473	21,698	2,015	9,564	—
Residential development	10,624	11,495	1,097	16,700	346
Equipment Financing	2,459	2,601	81	2,353	—
Total:
Residential	$122,367	$128,631	$13,562	$83,347	$3,197
Consumer	$32,023	$34,345	$3,466	$19,376	$878
Commercial	$85,597	$88,317	$10,722	$81,538	$3,100
Commercial real estate	$120,596	$125,404	$8,166	$73,300	$867
Equipment Financing	$2,459	$2,601	$81	$2,353	$—

Total loans with a specific valuation allowance	$363,042	$379,298	$35,997	$259,914	$8,042

Total	$595,124	$735,328	$35,997	$518,408	$13,169

	Year ended December 31, 2009
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Residential:
1-4 family	$18,185	$22,450	$—	$14,548	$349
Permanent-NCLC	10,319	13,676	—	9,388	34
Construction	46	165	—	489	—
Liquidating portfolio-construction loans	2,525	21,982	—	4,231	6
Consumer:
Home equity loans	7,956	38,535	—	6,311	146
Liquidating portfolio-home equity loans	3,430	47,583	—	3,328	106
Other consumer	86	86	—	83	—
Commercial:
Commercial non-mortgage	41,064	42,512	—	39,182	2,605
Asset-based loans	7,359	13,394	—	6,080	—
Commercial real estate:
Commercial real estate	84,981	85,937	—	50,384	3,851
Commercial construction	38,386	41,671	—	25,346	—
Residential development	53,372	67,453	—	65,165	1,073
Equipment Financing	17,189	27,187	—	8,595	—
Total:
Residential	$31,075	$58,273	$—	$28,656	$389
Consumer	$11,472	$86,204	$—	$9,722	$252
Commercial	$48,423	$55,906	$—	$45,262	$2,605
Commercial real estate	$176,739	$195,061	$—	$140,895	$4,924
Equipment Financing	$17,189	$27,187	$—	$8,595	$—

Total loans without a specific valuation allowance	$284,898	$422,631	$—	$233,130	$8,170

Loans with a specific valuation allowance
Residential:
1-4 family	$36,234	$36,695	$6,401	$18,117	$586
Permanent-NCLC	8,092	8,347	2,327	4,046	159
Construction	—	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	4,830	4,909	1,405	2,415	82
Liquidating portfolio-home equity loans	1,897	1,926	460	949	35
Other consumer	—	—	—	—	—
Commercial:
Commercial non-mortgage	70,951	71,996	15,683	41,193	1,034
Asset-based loans	6,526	6,503	3,300	8,460	—
Commercial real estate:
Commercial real estate	2,573	2,764	465	1,412	1
Commercial construction	654	654	102	327	—
Residential development	22,775	30,736	6,876	11,388	—
Equipment Financing	2,247	2,233	11	1,124	—
Total:
Residential	$44,326	$45,042	$8,728	$22,163	$745
Consumer	$6,727	$6,835	$1,865	$3,364	$117
Commercial	$77,477	$78,499	$18,983	$49,653	$1,034
Commercial real estate	$26,002	$34,154	$7,443	$13,127	$1
Equipment Financing	$2,247	$2,233	$11	$1,124	$—

Total loans with a specific valuation allowance	$156,779	$166,763	$37,030	$89,431	$1,897

Total	$441,677	$589,394	$37,030	$322,561	$10,067

Of the total interest income recognized as of December 31, 2010 and 2009, $4.8 million and $1.5 million of interest income was recognized on a cash basis method of accounting for the residential and consumer portfolio segments, respectively.

Loan Portfolio Aging Analysis. The following table summarizes the Company’s loan portfolio aging analysis by class as of December 31, 2010 and 2009:

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (a)	Total Loans > 90 Days and Accruing
Residential:
1-4 family	$13,682	$7,305	$91,556	$112,543	$2,980,882	$3,093,425	$—
Permanent-NCLC	—	—	6,724	6,724	17,920	24,644	—
Construction	—	526	849	1,375	21,254	22,629	—
Liquidating portfolio-construction loans	—	—	—	—	1	1	—
Consumer:
Home equity loans	15,270	5,871	34,456	55,597	2,571,636	2,627,233	—
Liquidating portfolio-home equity loans	4,204	1,924	9,722	15,850	160,726	176,576	—
Other consumer	288	110	119	517	30,951	31,468	—
Commercial:
Commercial non-mortgage	3,800	1,401	34,456	39,657	1,614,076	1,653,733	91
Asset-based loans	—	—	7,832	7,832	447,458	455,290	—
Commercial real estate:
Commercial real estate	3,962	7,044	41,134	52,140	2,012,463	2,064,603	—
Commercial construction	—	—	10,856	10,856	63,840	74,696	—
Residential development	194	—	15,478	15,672	44,160	59,832	—
Equipment Financing	6,360	1,577	20,482	28,419	673,814	702,233	—

Total	$47,760	$25,758	$273,664	$347,182	$10,639,181	$10,986,363	$91

(a)	Excludes $10.1 million of net unamortized premiums and $28.2 million of net deferred costs as of December 31, 2010.

	December 31, 2009
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (a)	Total Loans > 90 Days and Accruing
Residential:
1-4 family	$20,328	$13,215	$96,856	$130,399	$2,695,539	$2,825,938	$—
Permanent-NCLC	1,517	670	12,485	14,672	22,118	36,790	—
Construction	356	—	226	582	26,826	27,408	—
Liquidating portfolio-construction loans	582	—	4,233	4,815	2	4,817	—
Consumer:
Home equity loans	17,008	9,730	38,636	65,374	2,679,780	2,745,154	—
Liquidating portfolio-home equity loans	6,763	3,041	16,248	26,052	193,073	219,125	—
Other consumer	307	169	119	595	26,995	27,590	—
Commercial:
Commercial non-mortgage	5,478	2,393	56,814	64,685	1,440,496	1,505,181	50
Asset-based loans	—	—	13,850	13,850	513,337	527,187	—
Commercial real estate:
Commercial real estate	6,431	1,753	16,900	25,084	1,896,601	1,921,685	—
Commercial construction	—	—	39,480	39,480	108,693	148,173	236
Residential development	551	—	47,264	47,815	66,771	114,586	—
Equipment Financing	7,727	2,914	30,152	40,793	846,099	886,892	—

Total	$67,048	$33,885	$373,263	$474,196	$10,516,330	$10,990,526	$286

(a)	Excludes $12.5 million of net unamortized premiums and $33.7 million of net deferred costs as of December 31, 2009.

Loans on Nonaccrual Status. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential and consumer loans are placed on nonaccrual status at 90 days past due. All commercial, commercial real estate, and equipment financing loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed and charged against interest income.

The following table summarizes the Company’s loans on nonaccrual status as of December 31, 2010 and 2009:

	At December 31,
(In thousands)	2010	2009
Residential:
1-4 family	$91,556	$96,856
Permanent-NCLC	6,724	12,485
Construction	849	226
Liquidating portfolio-construction loans	—	4,233
Consumer:
Home equity loans	34,456	38,636
Liquidating portfolio-home equity loans	9,722	16,248
Other consumer	119	119
Commercial:
Commercial non-mortgage	34,365	56,764
Asset-based loans	7,832	13,850
Commercial real estate:
Commercial real estate	41,134	16,900
Commercial construction	10,856	39,244
Residential development	15,478	47,264
Equipment Financing	20,482	30,152

Total	$273,573	$372,977

Interest on nonaccrual loans that would have been recorded as additional interest income for the years ended December 31, 2010, 2009 and 2008 had the loans been current in accordance with their original terms totaled $13.3 million, $20.0 million and $16.7 million, respectively.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and maturity extensions. The Company does not employ modification programs, temporary, or trial periods. Instead, modified terms are dependent upon the financial position and needs of the individual borrower. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months for consumer loans. Commercial TDRs are evaluated on a case by case basis. All TDRs are reported as impaired. Impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans for the remaining life of the loan.

At December 31, 2010 and 2009, the allowance for loan losses included specific reserves of $30.7 million and $23.2 million related to TDRs, respectively. For the years ended December 31, 2010 and 2009, Webster charged off $10.3 million and $11.5 million for the portion of TDRs deemed to be uncollectible. At December 31, 2010 and 2009, there were no commitments to lend any additional funds to debtors in TDRs.

At December 31, 2010 and 2009, TDRs approximated $416.2 million and $190.6 million, respectively as follows:

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(In thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
Residential:
1-4 family	242	$55,156	216	$45,371	458	$100,527
Permanent-NCLC	15	4,640	9	3,143	24	7,783
Construction	—	—	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—	—	—
Consumer:
Home equity loans	166	13,089	189	10,778	355	23,867
Liquidating portfolio-home equity loans	43	1,988	73	2,470	116	4,458
Other consumer	—	—	1	7	1	7
Commercial:
Commercial non-mortgage	69	82,519	46	9,097	115	91,616
Asset-based loans	2	6,176	—	—	2	6,176
Commercial real estate:
Commercial real estate	31	153,168	9	3,539	40	156,707
Commercial construction	—	—	—	—	—	—
Residential development	3	8,936	4	10,235	7	19,171
Equipment Financing	11	2,172	15	3,708	26	5,880

TOTAL	582	$327,844	562	$88,348	1,144	$416,192

	December 31, 2009
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
(In thousands)	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
Residential:
1-4 family	66	$17,229	160	$32,260	226	$49,489
Permanent-NCLC	9	2,876	13	7,073	22	9,949
Construction	—	—	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—	—	—
Consumer:
Home equity loans	24	4,001	95	6,202	119	10,203
Liquidating portfolio-home equity loans	4	194	37	2,056	41	2,250
Other consumer	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	33	32,458	32	21,076	65	53,534
Asset-based loans	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	5	40,938	3	1,216	8	42,154
Commercial construction	—	—	—	—	—	—
Residential development	—	—	7	13,451	7	13,451
Equipment Financing	1	1,454	17	8,157	18	9,611

TOTAL	143	$99,150	364	$91,491	507	$190,641

	December 31, 2010		December 31, 2009
(In thousands)	TDRs on Accrual Status	TDRs on Nonaccrual Status	TDRs on Accrual Status	TDRs on Nonaccrual Status
Extended Maturity	$96,880	$30,883	$30,890	$22,846
Adjusted Interest Rates	13,260	5,208	10,387	18,667
Combination of Rate and Maturity	78,215	36,847	40,550	27,177
Other (a)	139,489	15,410	17,323	22,801

Total	$327,844	$88,348	$99,150	$91,491

(a)	Other includes covenant waivers, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

The increase in residential and consumer troubled debt restructurings reflect the impact of Webster’s expansion of mortgage assistance programs to keep borrowers in their homes. The increase in commercial troubled debt restructurings also reflect Webster’s intent to provide prudent financial solutions for those customers who were impacted by the severe economic conditions that have existed over the past few years. With regard to modifications of consumer and residential loans, consumer and residential borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments.

113

Webster evaluates the success of its modification efforts by monitoring the re-default rates of its borrowers. The following table provides the troubled debt restructurings that subsequently defaulted as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
(In thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Residential:
1-4 family	39	$5,939	9	$1,881
Permanent-NCLC	4	1,227	5	4,300
Construction	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	22	649	2	—
Liquidating portfolio-home equity loans	21	406	2	101
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	18	24,066	9	11,241
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	—	—	1	602
Commercial construction	—	—	—	—
Residential development	1	7,195	2	3,015
Equipment Financing	2	226	2	800

TOTAL	107	$39,708	32	$21,940

Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system is a dual grade system that assigns a rating to each borrower and to the facility, which together form Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of a borrower and facilities by common structural characteristics. The CCRP has ten-grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

At December 31, 2010 and 2009, the Commercial, Commercial Real Estate and Equipment Financing loans segregated by risk rating exposure are as follows. A “special mention” (7) credit has the potential weakness that if left uncorrected may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “doubtful” (9) has all the same weaknesses as substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be improbable. Assets classified as “loss” (10) are considered uncollectible.

Credit Risk Profile by Rating Category

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	2010	2009	2010	2009	2010	2009
(1) - (6) Pass	$1,713,729	$1,563,453	$1,666,357	$1,416,356	$631,189	$802,361
(7) Special Mention	59,103	120,239	71,835	249,853	30,745	51,366
(8) Substandard	327,989	345,986	458,962	511,916	48,991	44,075
(9) Doubtful	8,192	2,759	834	3,995	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,109,013	$2,032,437	$2,197,988	$2,182,120	$710,925	$897,802

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to loan portfolio aging analysis table included in this footnote.

NOTE 6: Commitments and Contingencies

Lease Commitments. At December 31, 2010, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $20.7 million, $22.3 million and $18.8 million in 2010, 2009 and 2008, respectively and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.3 million, $2.0 million and $1.2 million in 2010, 2009 and 2008, respectively and is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Operations.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2010:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2011	$20,745	$1,002
2012	19,504	658
2013	17,714	456
2014	15,839	339
2015	13,760	253
Thereafter	89,823	315

Total	$176,845	$3,023

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments as it does for on-balance sheet instruments.

115

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk for the following periods ending:

(In thousands)	December 31, 2010	December 31, 2009
Commitments to extend credit	$339,249	$191,843
Unfunded commitments under existing lines and loans	3,330,712	3,737,741
Standby letters of credit	166,744	159,436
Commercial letters of credit	11,555	11,719

Total financial instruments with off-balance sheet risk	$3,848,260	$4,100,739

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

The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

(In thousands)	December 31, 2010 (a)	December 31, 2009 (a)
Beginning balance	$10,105	$10,500
Provision	311	300
Benefit	(1,038)	(695)

Ending balance	$9,378	$10,105

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Reserve for Loan Repurchases. In connection with the sale of mortgage loans, the Company enters into agreements containing representations and warranties about certain characteristics of the mortgage loans sold and the Company’s origination process. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the acquirer.

The following table provides detail of activity in the Company’s reserve for loan repurchases for the years ended December 31, 2010 and 2009:

(In thousands)	December 31, 2010	December 31, 2009
Beginning balance	$1,595	$—
Provision	5,725	1,595
Loans Repurchased	(3,662)	—

Ending balance-reserve for loan repurchases	$3,658	$1,595

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense.

Litigation Reserves. Webster is involved in routine legal proceedings and regulatory matters occurring in the ordinary course of business. Webster maintains reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted each quarter in light of additional information. For more information regarding Webster’s material legal proceedings, see Part I, Item 3, “Legal Proceedings” of this Form 10-K.

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

NOTE 7: Goodwill and Other Intangible Assets

The following table sets forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at December 31:

(In thousands)	2010	2009
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	20,205	25,174
Other	1,072	1,691

Other intangible assets	21,277	26,865

Total goodwill and other intangible assets	$551,164	$556,752

Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350—Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill (Retail Banking and HSA Bank (“HSA”)) were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. There was no impairment indicated as a result of the Step 1 test performed at the 2010 Measurement Date, as the estimated fair value for those segments exceeded their corresponding carrying values.

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

Changes in the carrying value of goodwill were as follows:

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total
Balance at December 31, 2007	$48,988	$516,332	$149,391	$13,327	$728,038
Earnouts	—	228	—	—	228
Write-down	(48,988)	—	(149,391)	—	(198,379)

Balance at December 31, 2008, 2009 and 2010	$—	$516,560	$—	$13,327	$529,887

The credit market disruptions and deterioration of Webster’s market capitalization compared to its book value during 2008 triggered the requirement to perform additional testing for impairment. Step 1 of the goodwill impairment testing and measurement process to assess potential impairment performed in 2008, indicated potential impairment for the Commercial Banking and Consumer Finance reporting units. In order to determine the level of potential impairment for the segments that “failed” Step 1, management performed Step 2 of the goodwill impairment measurement process which required the estimated fair values for each of the segments to be allocated to their respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The result of this second step indicated that the entire goodwill balance for each reporting segment evaluated in Step 2 was fully impaired. This resulted in non-cash goodwill impairment charges of $198.4 million for the year ended December 31, 2008.

The gross carrying amount and accumulated amortization of other intangible assets and the reporting unit to which it relates were as follows as of December 31:

	2010			2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(29,215)	$20,205	$49,420	$(24,246)	$25,174
Other	4,699	(3,627)	1,072	4,699	(3,008)	1,691

Total	$54,119	$(32,842)	$21,277	$54,119	$(27,254)	$26,865

Amortization of intangible assets for 2010, 2009 and 2008 totaled $5.6 million, $5.7 million and $5.9 million, respectively.

Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years:

(In thousands)
Year ending December 31,
2011	$5,588
2012	5,420
2013	4,919
2014	2,685
2015	1,523

NOTE 8: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2010	2009
Land	$16,332	$16,137
Buildings and improvements	101,285	99,954
Leasehold improvements	70,114	71,881
Fixtures and equipment	64,431	64,678
EDP and software	140,649	139,278

Total premises and equipment	392,811	391,928
Less accumulated depreciation and amortization	(235,087)	(213,506)

Premises and equipment, net	$157,724	$178,422

Depreciation of premises and equipment for the years ended December 31, 2010, 2009 and 2008 were $37.2 million, $36.1 million and $35.3 million, respectively.

During 2010, $1.0 million of assets relating to buildings were transferred to assets held for disposition, compared to $2.2 million in 2009, and $0.7 million of these assets were sold in 2010. At December 31, 2010 and 2009, assets held for disposition totaled $4.5 million and $6.0 million, respectively. During the year ended December 31, 2010, there was $3.0 million in asset write-downs, compared to $2.2 million in 2009.

NOTE 9: Income Taxes

Income tax expense (benefit) applicable to income (loss) from continuing operations is comprised of the following:

(In thousands)	2010	2009	2008
Current:
Federal	$(1,588)	$(71,180)	$17,931
State and local	1,575	3,828	6,143

	(13)	(67,352)	24,074

Deferred:
Federal	14,060	15,068	(87,057)
State and local	(579)	(452)	(2,857)

	13,481	14,616	(89,914)

Total:
Federal	12,472	(56,112)	(69,126)
State and local	996	3,376	3,286

	$13,468	$(52,736)	$(65,840)

Included in 2010 income tax expense applicable to continuing operations is a $5.6 million net tax benefit related to a net decrease in the beginning of the year deferred tax asset valuation allowance applicable to capital losses. A component of the $5.6 million net decrease is a $0.7 million increase in the valuation allowance, or tax expense, that resulted from a change in circumstances associated with discontinued operations that caused a change in judgment about the realizability of a related deferred tax asset in the future.

Also, Webster’s 2010 current tax benefit in part reflects the recognition of $13.1 million of additional net operating losses in and carrybacks to prior years, primarily attributable to losses on debt securities.

The following is a reconciliation of Webster’s reported income tax expense (benefit) applicable to income (loss) from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
(In thousands)	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$30,692	35.0%	$(45,027)	35.0%	$(134,307)	35.0%
Reconciliation to reported income tax expense (benefit):
Goodwill impairment	—	—	—	—	68,868	(17.9)
(Decrease) increase in valuation allowance applicable to capital losses	(5,630)	(6.4)	4,351	(3.4)	11,549	(3.0)
State and local income taxes, net of federal benefit	648	0.7	2,194	(1.7)	2,136	(0.6)
Tax-exempt interest income, net	(10,116)	(11.5)	(10,126)	7.9	(9,628)	2.5
Increase in cash surrender value of life insurance	(3,681)	(4.2)	(3,720)	2.9	(3,654)	1.0
Other, net	1,555	1.8	(408)	0.3	(804)	0.2

Reported income tax expense (benefit)	$13,468		$(52,736)		$(65,840)

Effective tax / tax-benefit rate		15.4%		41.0%		17.2%

120

The significant components of the Company’s deferred tax assets and liabilities are reflected below:

	At December 31,
(In thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$128,316	$133,587
Net operating loss and credit carry forwards	74,421	73,646
Net unrealized loss on securities available for sale	—	977
Compensation and employee benefit plans	26,077	19,750
Impairment losses on securities available for sale	8,657	25,973
Litigation reserve and settlement	8,171	—
Other	18,186	22,400

Gross deferred tax assets	263,828	276,333
Valuation allowance	(85,953)	(91,894)

Total deferred tax assets, net of valuation allowance	177,875	184,439

Deferred tax liabilities:
Net unrealized gain on securities available for sale	11,923	—
Deferred loan costs	11,052	13,106
Premises and equipment	5,321	7,214
Equipment financing leases	13,107	17,998
Deferred income on repurchase of indebtedness	12,108	12,108
Purchase accounting and fair-value adjustments	1,432	4,519
Prepaid expenses	4,344	—
Intangible assets	5,673	3,140
Other	8,141	4,621

Gross deferred tax liabilities	73,101	62,706

Deferred tax asset, net	$104,774	$121,733

$12.7 million of the $17.0 million net decrease in the Company’s net deferred tax asset during 2010 was recognized as a reduction of shareholders’ equity.

Refundable income taxes totaling $57.7 million and $86.2 million at December 31, 2010 and 2009, respectively, are reported as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.

Webster’s $86.0 million valuation allowance at December 31, 2010 consists of $77.2 million attributable to net state deferred tax assets and $8.8 million to capital losses, deductible only to the extent of offsetting capital gains. During 2010 the valuation allowance decreased by $5.9 million. $5.6 million is applicable to capital losses and is reflected as a tax benefit in income tax expense, while $0.2 million of the remainder is applicable to changes in certain net state deferred tax assets, for which a full valuation allowance had been established at both the beginning and end of the year. The reduction in the valuation allowance attributable to capital losses is principally as a result of the Company’s recognition of both realized and unrealized capital gains during 2010, including $18.5 million applicable to Webster’s investment in Higher One Holdings, Inc.

Management believes it is “more likely than not” that Webster will realize its $177.9 million of deferred tax assets (“DTAs”), net of the valuation allowance. While Webster did incur a $425.6 million cumulative pre-tax net loss applicable to continuing operations during the 2008 through 2010 period, that amount included significant non-recurring loss items totaling $450.1 million. Those non-recurring items consisted of a $198.4 million goodwill impairment charge and $251.7 million of net securities losses, including $253.6 million of other-than-temporary impairment valuation charges.

Significant “positive evidence” of taxable income sources exists, supporting the realization of Webster’s DTAs. Approximately 25% of the DTAs at December 31, 2010 are supported by the reliance on projected income in early future years. Other positive evidence to support Webster’s more-likely-than-not conclusion regarding the realizability of its DTAs includes:

•	future reversals of existing taxable temporary differences;

•	income recognized in 2010, and associated recoverable taxes paid during the year;

•

availability of prudent and feasible tax-planning strategies, consisting primarily of a switch in a portion of Webster’s investment securities portfolio, from tax-exempt to taxable, and certain sale-leaseback transactions available to the Company;

•	history of the Company’s earnings; and

•	no history of significant tax attributes expiring unused.

There can, however, be no absolute assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

Webster has available for utilization U.S. alternative minimum tax credit carryovers totaling $11.3 million at December 31, 2010. The credits are indefinite-lived, having no expiration date. Additionally, the Company has available U.S. capital loss and charitable contribution carryovers at December 31, 2010 of $9.0 million and $5.3 million, respectively, and net operating loss carryovers (“NOLs”) of $0.2 million, at December 31, 2010. The capital loss and charitable contributions carryovers are scheduled to expire in varying years through 2015, and the NOLs are scheduled to expire in 2018. A full valuation allowance has been established for net capital losses recognized by the Company, including those that are realized and unrealized for income tax purposes.

Connecticut NOLs, totaling more than $1.2 billion at December 31, 2010, are scheduled to expire in varying amounts during tax years 2020 through 2030. Connecticut credits, totaling $4.2 million at December 31, 2010, have a five-year carryforward life with excess credits expiring annually. A full valuation allowance amounting to $63.0 million, net has been established for these tax attributes. That amount is included in Webster’s overall $77.2 million valuation allowance attributable to net state DTAs noted above.

A deferred tax liability has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur.

At December 31, 2010 and 2009, the cumulative taxable temporary differences related to those reserves amounted to approximately $58.0 million. A deferred tax liability of approximately $20.3 million has not been recognized for those temporary differences in accordance with the exception criteria of FASB ASC Topic 740 “Income Taxes.”

The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2010	2009	2008
Balance at beginning of year	$6,556	$7,991	$7,076
Additions as a result of tax positions taken during the current year	816	1,400	1,800
Additions as a result of tax positions taken during prior years	1,322	528	2,300
Reductions as a result of tax positions taken during prior years	(2,046)	(509)	(1,296)
Reductions relating to settlements with taxing authorities	(1,286)	(2,854)	(1,889)
Reductions as a result of lapse of statute of limitations	(546)	—	—

Balance at end of year	$4,816	$6,556	$7,991

If recognized, $3.1 million of the $4.8 million of UTBs at December 31, 2010 would affect the effective tax rate, while $4.5 million of the $6.6 million of UTBs at December 31, 2009 would have affected the effective tax rate, if recognized.

Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2010, 2009 and 2008, Webster recognized interest and penalties of $0.5 million, $1.2 million and $1.2 million, respectively. At December 31, 2010 and 2009, the Company had accrued interest and penalties related to UTBs of $2.2 million and $2.3 million, respectively.

Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $0.6 million to $2.2 million by the end of 2011 as a result of potential settlements with state taxing authorities concerning certain tax-base determinations and/or lapses in statute-of-limitation periods.

Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2006 remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, New York and Rhode Island, tax returns for years subsequent to 2006 or 2007 are either under or remain open to examination.

NOTE 10: Deposits

A summary of deposits by type follows:

	At December 31,
(In thousands)	2010	2009
Noninterest-bearing:
Demand	$2,216,987	$1,664,958
Interest-bearing:
NOW	1,350,929	2,244,347
Health savings accounts	843,310	668,163
Money market	2,460,918	1,991,423
Savings	3,586,732	3,146,603
Certificates of deposit	3,071,030	3,830,865
Brokered deposits	78,879	85,768

Total interest bearing	11,391,798	11,967,169

Total	$13,608,785	$13,632,127

Demand deposit overdrafts of $1.5 million and $3.6 million were reclassified as loan balances at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2011	$2,048,795
2012	365,155
2013	320,697
2014	123,619
2015	290,075
Thereafter	1,568

Total	$3,149,909

Time deposits with a denomination of $100 thousand or more amounted to $1.0 billion and $1.3 billion and represented approximately 7.7% and 9.4% of total deposits at December 31, 2010 and 2009, respectively.

The following table represents the amount of time deposits with a denomination of $100 thousand or more at December 31, 2010, maturing during the periods indicated:

(In thousands)
Due within 3 months	$256,784
Due after 3 months and within 6 months	131,883
Due after 6 months and within 12 months	244,608
Due after 12 months	413,023

Total	$1,046,298

NOTE 11: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	December 31, 2010		December 31, 2009
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
4.16 % to 8.44 % due in 2010	$—	$—	$135,015	$135,000
0.23 % to 6.60 % due in 2011	410,104	—	100,404	—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.31 % to 5.49 % due in 2013	299,000	49,000	249,000	49,000
0.00 % to 6.00 % due after 2015	5,886	—	6,000	—

	766,390	49,000	541,819	184,000
Unamortized premiums	1,249	—	1,898	—
Hedge accounting adjustments	366	—	934	—

Total advances	$768,005	$49,000	$544,651	$184,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.3 billion and $1.9 billion at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, investment securities were not fully utilized as collateral, and had all securities been used for collateral, Webster Bank would have had additional borrowing capacity of approximately $2.2 billion and $1.7 billion, respectively. At December 31, 2010 and 2009, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 12: Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
(In thousands)	2010	2009
Securities sold under agreements to repurchase:
Original maturity of one year or less	$289,144	$270,096
Callable at the option of the counterparty	400,000	573,000
Non-callable	150,000	—

	839,144	843,096
Other short-term borrowings:
Federal funds purchased	236,500	—
Treasury, tax and loan	15,833	12,550

	1,091,477	855,646
Unamortized premiums	—	1,200

Total	$1,091,477	$856,846

During 2010 and 2009, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

Information concerning repurchase agreements outstanding at December 31, 2010 is presented below:

(Dollars in thousands)	Balance	Fair Value of Collateral	Weighted- Average Rate	Weighted-Average Current Maturity
Maturity at December 31, 2010
Up to 30 days	$283,523	$300,259	0.25%	3.05 Days
31 to 90 days	4,580	4,914	0.35	2.17 Months
Over 90 days	551,041	626,050	2.40	74.82 Months

Totals	$839,144	$931,223	1.66%	49.18 Months

The following table sets forth additional information for short-term borrowings:

	At and for the years ended December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$289,144	0.25%	$270,096	0.41%	$251,543	0.88%
Average during year	312,728	0.36	277,447	0.55	266,340	1.32
Highest month-end balance during year	405,913	—	295,402	—	364,738	—
Federal funds purchased:
At end of year	236,500	0.19	—	—	474,380	0.05
Average during year	75,753	0.21	175,934	0.20	436,796	1.93
Highest month-end balance during year	256,000	—	713,000	—	697,555	—

NOTE 13: Long-Term Debt

Long-term debt consists of the following at December 31:

(In thousands)	Maturity date	Stated interest rate	2010	2009
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes	2013	5.875%	177,480	177,480
Junior subordinated debt related to capital trusts (a):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities (b)	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes (c)	2033	3.252%	77,320	77,320
People’s Bancshares Capital Trust II, fixed-rate notes	2030	11.695%	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II, floating-rate notes (c)	2033	6.217%	2,070	2,070
NewMil Statutory Trust I, floating-rate notes (c)	2033	3.453%	10,310	10,310

Total junior subordinated debt related to capital trusts			236,079	236,079
Total notes			563,559	563,559
Unamortized premiums, net			(188)	(360)
Hedge accounting adjustments			19,466	25,220

Total long-term debt			$582,837	$588,419

(a)	At December 31, 2010 and 2009, the Company had $236.1 million of junior subordinated debt issued to two wholly owned Connecticut statutory business trusts, Webster Statutory Trust I and NewMil Statutory Trust I; two wholly owned Delaware capital business trusts, Webster Capital Trust IV and Eastern Wisconsin Bancshares Capital Trust II; and one wholly owned New York capital business trust, People’s Bancshares Capital Trust II. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Consolidated Financial Statements.

The junior subordinated debt may be redeemed prior to maturity by the Company, in whole or in part, as provided for in the indentures. Currently, the Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I notes are callable quarterly at par. The Webster Capital Trust IV notes are callable, initially at June 15, 2017 and each fifth anniversary thereafter at par. The People’s Bancshares Capital Trust II notes are callable annually from July 19, 2011 through July 19, 2019 indexed between 105.263% in 2011 and 100.585% in 2019 and thereafter annually at par. The Webster Statutory Trust I is callable quarterly at par.

On February 4, 2011 the Company received approval from the Federal Reserve to redeem Eastern Wisconsin Bancshares Capital Trust II and NewMil Statutory Trust I on May 20, 2011 and March 26, 2011, respectively, using cash on hand.

(b)	The Webster Capital Trust IV, fixed to floating-rate Trust Preferred Securities (“Trust Securities”) will bear interest from the date of issuance up to June 15, 2017 at the annual rate of 7.65% of their principal amount. From June 15, 2017 up to June 15, 2037, the initial scheduled maturity date, these securities will bear interest at a floating annual rate equal to three-month LIBOR plus 1.89%. If any Trust Securities remain outstanding after June 15, 2037, they will bear interest at a floating annual rate equal to one-month LIBOR plus 2.89%, provided that if Webster elects to extend the scheduled maturity date for these securities, they will bear interest from June 15, 2037 to but excluding the scheduled maturity date at a floating annual rate equal to three-month LIBOR plus 2.89% and thereafter at a floating annual rate equal to one-month LIBOR plus 2.89%. At Webster’s option, the scheduled maturity date may be extended for up to two additional ten-year periods and, from time to time, it may defer interest payments on the Trust Securities as provided for in the Indenture.

In connection with the closing of the Trust Securities offering Webster enter into a Replacement Capital Covenant (“RCC”) whereby Webster agreed for the benefit of the holders of certain of its debt that it would not cause the redemption or repurchase of the Trust Securities or the Junior Subordinated Notes during the time period specified in the RCC unless such repurchases or redemptions are made from the proceeds of the issuance of Replacement Capital Securities (as defined in the RCC) and pursuant to the other terms and conditions set forth in the RCC. Webster has designated as the “Covered Debt” the aggregate principal amount of its Senior Fixed-Rate Notes.

On December 17, 2010, Webster amended the RCC to provide the holders of the Covered Debt with the potential benefit of the proceeds from the issuance by Webster of any and all Replacement Capital Securities issued on or after December 17, 2010 (the effective date of the amendment) without regard to the date of such issuance and without double counting proceeds received in any prior Measurement Period (as defined in the RCC as amended).

(c)	The interest rate on the Webster Statutory Trust I, Floating-Rate Notes, 3.25% at December 31, 2010, varies quarterly based on 3-month LIBOR plus 2.95%.

The interest rate on the Eastern Wisconsin Bancshares Capital Trust II, Floating-Rate Notes, 6.22% at December 31, 2010, varies on a five-year rate reset (beginning November 20, 2008) based on the five-year Swap Rate (on Bloomberg) plus 3.4%.

The interest rate on the NewMil Statutory Trust I, Floating-Rate Notes, 3.45% at December 31, 2010, varies quarterly based on 3-month LIBOR plus 3.15%.

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

Aggregate annual maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Senior fixed-rate notes	$—	$—	$—	$150,000	$—	$—	$150,000
Subordinated fixed rate notes	—	—	177,480	—	—	—	177,480
Total junior subordinated debt to related capital trusts	—	—	—	—	—	236,079	236,079

Total notes	$—	$—	$177,480	$150,000	$—	$236,079	$563,559

NOTE 14: Shareholders’ Equity

Common Stock

A total of 92,582 shares of common stock were repurchased during 2010 at an average cost of $17.87 per common share, respectively. All shares repurchased were for employee compensation plans and no shares were repurchased as part of Webster’s share repurchase program during 2010 and 2009. There were 2,111,200 shares authorized for repurchase as of December 31, 2010 under the share repurchase program.

On December 27, 2010, Webster completed a public offering of 6,630,000 shares of common stock at a price to the public of $18.00 per share. In conjunction with the public offering, Warburg Pincus and one of its affiliates, each an existing stockholder, purchased 2,069,848 shares of Webster’s common stock at the price to the public less applicable underwriting discounts and commissions. Together with the shares issued in the public offering, the total number of shares sold was 8,699,848. Webster used the proceeds to redeem the remaining $200 million of Capital Purchase Program preferred shares held by the United States Treasury.

Capital Purchase Program

On November 21, 2008, Webster entered into a Purchase Agreement with the U.S Department of the Treasury (“Treasury”) pursuant to which the Company issued and sold to the Treasury (i) 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (ii) a ten-year warrant to purchase up to 3,282,276 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $18.28 per share (the Warrant), for an aggregate purchase price of $400 million in cash. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values, $391.3 million was allocated to the Series B Preferred Stock and $8.7 million was allocated to the warrant. The resulting discount on the preferred stock was amortized against retained earnings, until the shares were repurchased, and is reflected in the consolidated statement of operations as “Preferred stock accretion and gain on extinguishment”.

The Series B Preferred Stock, which Webster redeemed in full, as described below, is not mandatorily redeemable and pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The warrant is immediately exercisable, in whole or in part, over a term of 10 years. The warrant did impact earnings per share during the years ended December 31, 2010, 2009 and 2008, as the exercise price of the warrant exceeds the average price of shares of Webster’s common stock for the year ended December 31, 2010, and Webster has net losses attributable to common shareholders for the years ended December 31, 2009 and 2008 and the effect would be anti-dilutive.

On February 26, 2010, Webster received approval to repurchase $100 million of its Series B Preferred Stock. Webster’s redemption of the Series B Preferred Stock was not subject to any additional conditions or stipulations from the Treasury, such as the issuance of additional capital. The repurchase occurred on March 3, 2010 and required the acceleration of $1.6 million of the unamortized discount related to the redeemed shares. A second repurchase of an equal amount occurred in on October 13, 2010 and was not subject to any additional conditions or stipulations from the Treasury, such as the issuance of additional capital. As a result of the repurchase, Webster accelerated $1.4 million of the unamortized discount on the redeemed shares. Both repurchases were funded with cash on hand.

On December 29, 2010, Webster repurchased all of its remaining outstanding Series B Preferred Stock for an aggregate purchase price of $201.2 million, including approximately $1.2 million of accrued and unpaid dividends. The Company funded the repurchase of the Series B Preferred Stock primarily with the approximately $153 million of net proceeds, before expenses, received on December 27, 2010 upon the completion of its previously announced public offering and private placement to Warburg Pincus Private Equity X, L.P. and one of its affiliates of, in the aggregate, 8,699,848 shares of its common stock. The warrant remains outstanding at December 31, 2010 with an expiration date of November 21, 2018. The Company is continuing to evaluate alternatives regarding the reacquisition of such warrant; whether to submit a bid to buy it from Treasury, participate in the auction for it, or seek to purchase in the after-market.

8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock

In June 2008, Webster issued 225,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock). Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. Dividends are non-cumulative and the dividend payment dates are the fifteenth day of each March, June, September and December, and Webster commenced paying dividends on September 15, 2008.

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

Warburg Pincus Transaction

On July 27, 2009, Webster entered into an investment agreement with Warburg Pincus (“Warburg”), the global private equity firm, pursuant to which Warburg agreed to invest $115 million in Webster through a direct purchase of newly issued shares of common stock, junior non-voting preferred stock, and warrants. The transaction was contemplated to occur in two separate closings. The second closing was contingent upon the receipt of the regulatory approval. A portion of the investment was completed on July 27, 2009 (“the First Closing”) and the remainder was completed on October 15, 2009 (“the Second Closing”).

The First Closing consisted of Warburg initially funding approximately $40.2 million of its investment for which it received approximately 4 million shares of common stock and 3 million warrants in two series, Class A1 and Class B1, which were exercisable to purchase 18,431 shares of Webster’s Series D convertible preferred stock (or 1,843,100 shares of common stock following the receipt of regulatory approval and to the extent not exceeding the Company’s ownership limit) and 11,753 shares of Webster’s Series C Preferred Stock, respectively. The Company determined that the Class A1 and Class B1 warrants did not qualify for equity classification until such time that the contingency features relating to the settlement of the warrants were resolved. Therefore, the warrants were initially recorded at fair value as a liability with subsequent changes in fair value recorded in non-interest income or expense up until the contingency feature was resolved by receiving the necessary antitrust, shareholder, and federal bank regulatory approvals.

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

The portion of Warburg’s investment that was held in the form of Series C Preferred Stock automatically converted into 4.5 million shares of Webster common stock upon receiving the requisite approval of Webster’s shareholders on December 10, 2009. The Class B Warrants expired immediately upon receiving this same approval and the Class A warrant became exercisable into 6.8 million shares of common stock. As a result, $38.7 million of Class A and Class B warrants converted to equity at fair value. The Company recorded a net $3.6 million gain related of the fair value adjustments on warrants for the year ended December 31, 2009. The Company recognized a beneficial conversion feature related to the Series C Preferred Stock of $22.2 million as a reduction of income available to common shareholders and as an increase to APIC for the year ended December 31, 2009.

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

On December 3, 2010, Webster notified Warburg of its intention to conduct an underwritten public offering of its common stock. On December 27, 2010, concurrently with Webster’s public offering of 6,630,000 shares of common stock, Warburg and one of its affiliates purchased 2,069,848 shares of Webster’s common stock pursuant to Warburg’s contractual right.

Thrift Bad Debt Reserves

Retained earnings at both December 31, 2010 and 2009 included $58.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for these reserves.

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

Year-end actual and required capital ratios for Webster and Webster Bank are as follows:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010
Webster Financial Corporation
Total risk-based capital	$1,652,379	14.0%	$944,992	8.0%	$1,181,239	10.0%
Tier 1 capital	1,431,094	12.1	472,496	4.0	708,744	6.0
Tier 1 leverage capital ratio	1,431,094	8.3	686,158	4.0	857,697	5.0
Webster Bank, N.A.
Total risk-based capital	$1,684,608	14.3%	$941,540	8.0%	$1,176,925	10.0%
Tier 1 capital	1,464,236	12.4	470,770	4.0	706,155	6.0
Tier 1 leverage capital ratio	1,464,236	8.6	684,318	4.0	855,398	5.0
At December 31, 2009
Webster Financial Corporation
Total risk-based capital	$1,866,459	15.4%	$969,512	8.0%	$1,211,890	10.0%
Tier 1 capital	1,606,018	13.3	484,756	4.0	727,134	6.0
Tier 1 leverage capital ratio	1,606,018	9.4	682,980	4.0	853,726	5.0
Webster Bank, N.A.
Total risk-based capital	$1,525,481	12.6%	$967,002	8.0%	$1,208,753	10.0%
Tier 1 capital	1,265,427	10.5	483,501	4.0	725,252	6.0
Tier 1 leverage capital ratio	1,265,427	7.5	679,615	4.0	849,519	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at December 31, 2010.

Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Company’s Consolidated Financial Statements. Management believes, as of December 31, 2010, that Webster and Webster Bank met all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2010, Webster Bank had no dividend paying capacity to pay dividends to Webster. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of Webster have not been included in the consolidated financial statements. However, $230 million in trust preferred securities issued by this trust have been included in the Tier 1 capital of Webster for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require

Webster to deduct, over a three year period beginning on January 1, 2013, all trust preferred securities from Webster’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at December 31, 2010 would not affect Webster’s ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

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

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	As of December 31,
(In thousands, except per share data)	2010	2009	2008
Earnings (loss) for basic earnings (loss) from continuing operations per common share:
Net income (loss) from continuing operations available to common shareholders	$49,305	$(85,554)	$(330,844)
Less dividends declared or accrued:
Common shareholders	(3,117)	(2,421)	(62,525)
Participating shares	(16)	(22)	(538)

Total undistributed income (loss) available to common shareholders	46,172	(87,997)	(393,907)
Add dividends paid to common shareholders	3,117	2,421	62,525
Less income allocated to participating securities	(233)	—	—

Allocated net income (loss) and distributions to common shareholders	$49,056	$(85,576)	$(331,382)

Earnings (loss) for dilutive earnings (loss) per common share:
Net income (loss) available to common shareholders	$49,305	$(85,554)	$(330,844)
Less dividends declared or accrued:
Common shareholders	(3,117)	(2,421)	(62,525)
Participating shares	(16)	(22)	(538)

Total undistributed income (loss) available to common shareholders	46,172	(87,997)	(393,907)
Dividends paid on converted shares of Series A Preferred Stock	—	7,161	—
Dividends paid to common shareholders	3,117	2,421	62,525
Less:
Income allocated to participating securities (a)	(233)	—	—
Gain on conversion of Series A Preferred Stock	—	(58,792)	—

Net income (loss) allocated to common shareholders	$49,056	$(137,207)	$(331,382)

Earnings for basic earnings (loss) from discontinued oprations per common share:
Net income (loss) from discontinued operations available to common shareholders	94	302	(3,073)

Shares:
Weighted average common shares outstanding—basic	78,175	60,943	52,020
Effect of dilutive securities:
Stock options and Restricted Stock	264	—	—
Warrants—Series A1 and A2	3,733	—	—
Warrant—U.S. Treasury	—	—	—
Series A Preferred Stock	—	2,973	—

Weighted average common shares outstanding—diluted	82,172	63,916	52,020

Earnings (loss) from continuing operations per common share:
Basic	$0.63	$(1.41)	$(6.37)
Diluted	$0.60	$(2.15)	$(6.37)

Earnings (loss) per common share:
Basic	$0.63	$(1.40)	$(6.43)
Diluted	$0.60	$(2.14)	$(6.43)

(a)	Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed. Losses are not allocated to participating securities, as they are not contractually obligated to fund the undistributed loss. The contractual redemption amount of the unvested participating securities was not reduced as a result of the undistributed losses.

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

	As of December 31,
(In thousands)	2010	2009	2008
Non-participating stock options	645	119	63
Warburg Class B1 & B2 Warrants	—	540	—

	645	659	63

Stock Options

Options to purchase 1.9 million, 3.1 million and 2.2 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 75,985 and 177,426 for the years ended December 31, 2010 and 2009, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at December 31, 2010 and 2009 represent potential common stock of 1.1 million, for each period. The affect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded form the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009.

Warrants — Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was included in the calculation of diluted earnings per share because the exercise price was less than the average market price of Webster’s common stock for the year ended December 31, 2010. For the year ended December 31, 2009, the 8.6 million shares were excluded because the exercise price was greater than the average market price of Webster’s common stock at December 31, 2009.

Warrants — Series B1& B2

The Series B1 and B2 warrants to purchase 5.5 million shares of common stock issued in connection with the Warburg investment were not included in the calculation of diluted earnings per share for the year ended December 31, 2009 because the exercise price was greater than the average market price of Webster’s common stock for the respective period. These warrants were not outstanding for the year ended December 2010.

Warrant — U.S. Treasury

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was also excluded from the calculation of diluted earnings per share because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the years ended December 31, 2010 and 2009.

NOTE 17: Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

Year Ended December 31, 2010 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$36,931	$(14,590)	$22,341
Net change in non-credit related other than temporary impairment on securities	(4,238)	1,690	(2,548)

Net unrealized gain on securities available for sale	32,693	(12,900)	19,793
Net unrealized loss on derivative instruments	(4,876)	2,108	(2,768)
Amortization of unrealized loss on securities transferred to held to maturity	509	(178)	331
Net actuarial loss and prior service costs for pension and other postretirement benefits	(4,117)	1,441	(2,676)

Total other comprehensive income	$24,209	$(9,529)	$14,680

Year Ended December 31, 2009 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$135,297	$(47,296)	$88,001
Net change in non-credit related other than temporary impairment on securities	(10,538)	3,683	(6,855)

Net unrealized gain on securities available for sale	124,759	(43,613)	81,146
Net unrealized loss on derivative instruments	2,149	(752)	1,397
Amortization of unrealized loss on securities transferred to held to maturity	398	(139)	259
Net actuarial gain and prior service costs for pension and other postretirement benefits	9,463	(3,313)	6,150

Total other comprehensive income	$136,769	$(47,817)	$88,952

Year Ended December 31, 2008 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$(91,302)	$31,692	$(59,610)
Reclassification adjustment for losses realized in income	652	(228)	424

Net unrealized loss on securities available for sale	(90,650)	31,464	(59,186)
Net unrealized loss on derivative instruments	(12,118)	4,241	(7,877)
Amortization of unrealized loss on securities transferred to held to maturity	536	(187)	349
Net actuarial loss and prior service costs for pension and other postretirement benefits	(35,850)	12,550	(23,300)

Total other comprehensive loss	$(138,082)	$48,068	$(90,014)

Accumulated other comprehensive loss is comprised of the following components:

	At December 31,
(In thousands)	2010	2009
Unrealized loss on available for sale securities, net of tax	$17,978	$(1,815)
Unrealized loss upon transfer of available for sale securities to held to maturity, net of tax and amortization	(449)	(780)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(25,349)	(22,673)
Unrealized loss on cash flow hedge, net of tax	(7,359)	(4,921)
Deferred gain on hedge accounting transactions, net of tax	1,470	1,800

Total accumulated other comprehensive loss	$(13,709)	$(28,389)

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

Cash Flow Hedges of Interest Rate Risk

Webster’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Webster making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2010, Webster had three interest rate swaps outstanding with a notional amount of $300 million designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the current and future anticipated cash outflows associated with short term and medium term repurchase agreements and FHLB advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010 and 2009, the Company did not recognize any hedge ineffectiveness.

During March 2010, Webster entered into an additional forward settle $100 million swap effective April 2011 which qualifies for cash flow hedge accounting. The related forecasted 3-year debt borrowing is expected to occur between February 1, 2011 and June 1, 2011.

During July 2010, Webster entered into a $100 million forward settle interest rate swap effective August 2011 which qualifies for cash flow hedge accounting. The swap protects against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to interest payments on a forecasted issuance of $100 million 5-year debt. The forecasted debt borrowing is expected to occur between June 1, 2011 and October 1, 2011.

Both forward settle swaps are expected to be cash settled at the time of debt issuance. The change in fair value of the forward settle swaps are marked through OCI and the OCI gain or loss at time of debt issuance will be amortized over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $4.0 million loss as of December 31, 2010.

There is a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Bank’s $100 million 3-month LIBOR indexed floating rate FHLB advance. The swap’s change in fair value marked to market through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is $2.0 million loss as of December 31, 2010.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $4.1 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2010 and 2009.

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2010		# of Instruments	December 31, 2009
(dollars in thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(2,050)	0	$—	$—
Forward settle interest rate swap on anticipated debt	Other liabilities	1	100,000	(4,158)	0	—	—
Forward settle interest rate swap on anticipated debt	Other assets	1	100,000	186	0	—	—

The net impact on interest expense related to cash flow hedges for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Years ended December 31,
	2010			2009			2008
	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on FHLB advances	$1,113	$1,476	$2,589	$656	$984	$1,640	$470	$—	$470
Interest rate swaps on subordinated debt	—	(150)	(150)	—	(227)	(227)	—	(169)	(169)
Interest rate swaps on Trust Preferred Securities	—	(180)	(180)	—	(896)	(896)	—	(265)	(265)

Net impact on interest expense on borrowings	$1,113	$1,146	$2,259	$656	$(139)	$517	$470	$(434)	$36

At December 31, 2010, the remaining unamortized loss on the termination of cash flow hedges was $2.0 million. During the next twelve months, $1.1 million will be reclassified as an increase to interest expense.

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

136

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2010 and 2009.

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2010		# of Instruments	December 31, 2009
(dollars in thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on subordinated notes	Other assets	—	$—	$—	2	$175,000	$11,262
Interest rate swap on FHLB advances	Other assets	1	100,000	61	1	100,000	350

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

The net impact on interest expense related to fair value hedges for the years ended December 31, 2010 and 2009 is presented below:

	Years ended December 31,
	2010				2009				2008
	Interest (Income)	MTM (Gain)	Realized Deferred (Gain) Loss	Net Impact	Interest (Income)	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact	Interest (Income) Expense	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(3,197)	$(3,197)	$(4,134)	$(728)	$(132)	$(4,994)	$(1,340)	$—	$—	$(1,340)
Interest rate swaps on subordinated debt	(497)	(94)	(4,087)	(4,678)	(5,801)	103	(40)	(5,738)	(1,074)	—	—	(1,074)
Interest rate swaps on repurchase agreements	—	—	—	—	—	—	—	—	295	—	—	295
Interest rate swaps on FHLB advances	(708)	(1,600)	1,321	(987)	(704)	(149)	453	(400)	(519)	—	—	(519)

Net impact on interest expense on borrowings	$(1,205)	$(1,694)	$(5,963)	$(8,862)	$(10,639)	$(774)	$281	$(11,132)	$(2,638)	$—	$—	$(2,638)

At December 31, 2010, the remaining unamortized gain on the termination of fair value hedges was $20.1 million.

Non- Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging”. Changes in the fair value of these instruments are recorded as a component of non-interest income. As of December 31, 2010 and December 31, 2009, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2010		# of Instruments	December 31, 2009
(dollars in thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	98	$447,689	$33,890	89	$432,325	$28,544
Commercial loan interest rate swaps	Other liabilities	2	30,542	(990)	3	15,064	(247)
Commercial loan interest rate swaps with floors	Other assets	12	28,342	1,060	10	21,093	528
Commercial loan interest rate caps	Other liabilities	5	19,164	(83)	4	16,710	(284)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	99	478,185	(30,032)	85	429,314	(26,370)
Commercial loan interest rate swaps	Other liabilities	—	—	—	6	18,036	423
Commercial loan interest rate swaps with floors	Other liabilities	12	28,342	(625)	6	12,129	(259)
Commercial loan interest rate swaps with floors	Other liabilities	—	—	—	4	8,964	43
Commercial loan interest rate caps	Other liabilities	5	19,164	98	4	16,710	284

Webster reported the changes in the fair value of non hedge accounting derivatives as a component of other non-interest income in the accompanying consolidated statements of operations as follows for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
	2010			2009			2008
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(330)	$(330)	$—	$(194)	$(194)	$—	$—	$—
Commercial loan interest rate derivatives, net	708	686	1,394	681	135	816	603	678	1,281
Fed funds futures contracts	—	(2,462)	(2,462)	—	—	—	—	—	—

Net impact on other non-interest income	$708	$(2,106)	$(1,398)	$681	$(59)	$622	$603	$678	$1,281

The weighted average rates paid and received for interest rate swaps outstanding at December 31, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge interest rate swaps	2.48%	3.19%
Cash flow hedge interest rate swaps	1.85%	0.32%
Non-hedging interest rate swaps	1.91%	1.99%

The weighted average strike rates for interest rate caps and floors outstanding at December 31, 2010 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	4.29%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.90

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May, 2010 and April, 2011. Throughout 2010, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the July 2011 through February 2012 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The contracts will be reflected as other liabilities on the Consolidated Balance Sheet and as non-interest income on the Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recognized $2.5 million in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2010, outstanding rate locks totaled approximately $78.3 million and the outstanding commitments to sell residential mortgage loans totaled approximately $118.6 million. Forward sales, which include mandatory forward commitments of approximately $118.3 million at December 31, 2010, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income on the Consolidated Statement of Operations. As of December 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.9 million and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2009, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.2 million and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at December 31, 2010 and 2009.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $35 million at December 31, 2010. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $32.6 million at December 31, 2010. The Company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

NOTE 19: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

Fair Value Hierarchy

The three levels within the fair value hierarchy are as follows:

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

Cash, Due from Banks, and Short Term Investments

The carrying amount of cash, due from banks, and short term investments is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy. Level 1 securities include equity securities and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, single-issuer auction rate securities, mortgage backed securities and corporate bonds issued by GSEs.

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

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Loans Receivable

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

141

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

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$11,554	$11,554	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes—GSE	100,049	—	100,049	—
Agency CMOs—GSE	1,179,159	—	1,179,159	—
Pooled trust preferred securities	53,189	—	—	53,189
Single issuer trust preferred securities	42,275	—	42,275	—
Equity securities—financial institutions	7,341	6,013	—	1,328
Mortgage-backed securities—GSE	723,582	—	723,582	—
Mortgage-backed securities—other	307,981	—	307,981	—

Total available for sale securities	2,413,776	6,213	2,353,046	54,517
Derivative instruments:
Interest rate swaps	35,198	—	35,198	—

Total financial assets held at fair value	$2,460,528	$17,767	$2,388,244	$54,517

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$37,841	$—	$37,841	$—
Fed Fund futures contract	2,081		2,081

	December 31, 2009
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency Notes—GSE	130,147	—	130,147	—
Agency CMOs—GSE	318,857	—	318,857	—
Pooled trust preferred securities	70,689	—	—	70,689
Single issuer trust preferred securities	38,714	—	38,714	—
Equity securities—financial institutions	6,599	4,549	2,050	—
Mortgage-backed securities—GSE	1,409,942	—	1,409,942	—
Mortgage-backed securities—other	150,895	—	150,895	—

Total available for sale securities	2,126,043	4,749	2,050,605	70,689
Derivative instruments:
Interest rate swaps	40,684	—	40,684	—

Total financial assets held at fair value	$2,166,727	$4,749	$2,091,289	$70,689

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$26,410	$—	$26,410	$—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the years ended December 31:

(In thousands)	2010	2009
Level 3—available for sale securities, beginning of period	$70,689	$62,697
Transfers into Level 3	1,716	—
Change in unrealized losses included in other comprehensive income (a)	(6,225)	35,827
Realized loss on sale of available for sale securities	(593)	(17,684)
Net other-than-temporary impairment charges	(5,771)	(7,346)
Purchases	753	2,011
Sales/Proceeds	(4,903)	(3,180)
Accretion/Amortization	108	76
Calls/Paydowns	(1,383)	(1,712)
Other	126	—

Level 3—available for sale securities, end of period	$54,517	$70,689

(a)	For the year ended December 31, 2010, the change in unrealized losses included in other comprehensive income includes $4.2 million for investments held at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during 2010 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and loans held for sale measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value based upon the fair value of the underlying collateral, excluding loans fully charged-off during 2010.

(In thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$50,363	$—	$—	$50,363
Loans held for sale	49,763	—	49,763	—

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Non-Financial Assets and Non-Financial Liabilities: The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non recurring basis include certain foreclosed assets which were remeasured and reported at fair value through a charge-off to the allowance for loan losses with a carrying value of $37.5 million and $41.7 million, respectively, for the years ended December 31, 2010 and 2009. Subsequent to their initial recognition, certain foreclosed assets were remeasured at fair value through a write-down included in other non-interest expense. For the year ended December 31, 2010 and 2009,

$5.2 million and $11.1 million, respectively, of write-downs were included in other non-interest expense and were the result of continued deterioration in fair market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Consolidated Balance Sheets and totaled $28.2 million and $29.0 million at December 31, 2010 and 2009, respectively.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	December 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$159,849	$159,849	$171,184	$171,184
Interest-bearing deposits	52,811	52,811	390,310	390,310
Trading securities	11,554	11,554	—	—
Securities available for sale	2,413,776	2,413,776	2,126,043	2,126,043
Securities held-to-maturity	3,072,453	3,141,775	2,658,869	2,720,180
Loans held for sale	52,224	52,224	12,528	12,528
Loans, net	10,702,974	10,701,251	10,695,525	10,481,441
Mortgage servicing assets (a)	7,256	10,281	8,089	13,452
Derivative instruments	35,198	35,198	40,684	40,684
Liabilities:
Deposits other than time deposits	$10,458,876	$10,010,222	$9,715,494	$9,208,565
Time deposits	3,149,909	3,205,361	3,916,633	3,962,282
Securities sold under agreements to repurchase and other short-term borrowings	1,091,477	1,112,078	856,846	873,504
FHLB advances and other long-term debt (b)	1,350,842	1,302,718	1,133,070	1,010,850
Derivative instruments:
Interest rate swaps	37,841	37,841	26,410	26,410
Fed Fund futures contract	2,081	2,081	—	—

(a)	The carrying amount of Mortgage servicing assets is net of $0.3 million and $0.1 million reserves at December 31, 2010 and 2009, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $20.9 million and $27.7 million in hedge accounting adjustments and discounts at December 31, 2010 and 2009, respectively. The estimated fair value does not include such adjustments.

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

NOTE 20: Pension and Other Postretirement Benefits

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

145

2007. The supplemental defined benefit retirement plan provides eligible participants with additional pension benefits. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).

The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional supplemental retirement income on or after January 1, 2008 and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. Company contributions to the plans were $0.1 million in 2010 and $22.5 million in 2009.

The Bank is also a sponsor of a multi-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2010, the date of the latest actuarial valuation, the Fund was underfunded by $5.3 million. Webster made $0.8 million and $1.0 million in contributions in 2010, and 2009, respectively.

Webster provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code (“the Code”). Prior to January 1, 2008, Webster matched 100% of the first 2% and 50% of the next 6% of employees pretax contributions based on annual compensation. For the period from January 1, 2008 through March 31, 2009, Webster matched 100% of the first 2% and 50% of the next 4% of employees’ pretax contributions based on annual compensation. Webster also made non-elective contributions to all plan participants equal to 2% of compensation. Employees 35 or over on January 1, 2008 who were participants in the Webster Bank Pension Plan prior to the freeze also received special transition credits ranging from 1% to 6% of annual compensation. Effective March 1, 2009, Webster matches 100% of a participant’s pre-tax contributions to the extent the pre-tax contributions do not exceed 5% of compensation. If a participant fails to make a pre-tax contribution election within 90 days of his or her date of hire, automatic pre-tax contributions will commence 90 days after his or her date of hire at a rate equal to 3% of compensation. The 2% non-elective contribution has been eliminated. However, Webster continues to contribute the special transition credits under the employee retirement savings Plan.

Compensation expense included $11.9 million in 2010, $12.9 million in 2009, and $14.8 million in 2008 for employer matching contributions.

A December 31st measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$122,943	$116,437	$6,353	$7,831	$4,516	$4,350
Service cost	250	250	—	—	—	—
Interest cost	7,270	6,971	360	436	241	258
Actuarial (gain) loss	10,450	2,402	433	581	633	222
Benefits paid and administrative expenses	(3,578)	(3,117)	(72)	(2,495)	(474)	(314)

Benefit obligation at end of year	137,335	122,943	7,074	6,353	4,916	4,516

Change in plan assets:
Fair value of plan assets at beginning of year	126,881	92,489	—	—	—	—
Actual return on plan assets	15,120	17,509	—	—	—	—
Employer contributions	—	20,000	72	2,495	474	314
Benefits paid and administrative expenses	(3,578)	(3,117)	(72)	(2,495)	(474)	(314)

Fair value of plan assets at end of year	138,423	126,881	—	—	—	—

Funded status at end of year	$1,088	$3,938	$(7,074)	$(6,353)	$(4,916)	$(4,516)

The pension plan held no shares of Webster common stock at December 31, 2010 and 2009.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2010 and 2009 are summarized below. Webster expects that $2.5 million in net actuarial loss and $73,000 in prior service cost will be recognized as components of net periodic benefit cost in 2011.

	2010			2009
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$36,950	663	$1,009	$33,863	229	$340
Prior service cost	—	—	378	—	—	451

Total pre-tax amounts recognized in accumulated other comprehensive loss	$36,950	$663	$1,387	$33,863	$229	$791

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Balance Sheets at December 31, 2010 and 2009. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2010			2009
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Prepaid expenses and other assets	$1,088		$—	$3,938		$—
Accrued expenses and other liabilities		(7,074)	(4,916)		(6,353)	(4,516)

Funded status	$1,088	$(7,074)	$(4,916)	$3,938	$(6,353)	$(4,516)

The accumulated benefit obligation for all pension plans was $144.4 million and $129.3 million at December 31, 2010 and 2009, respectively.

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2011	$4,304	$1,089	$473
2012	5,442	941	476
2013	5,521	809	473
2014	6,272	1,297	464
2015	6,609	543	450
2016-2020	37,344	1,815	1,968

Net periodic benefit cost recognized in net income and changes in funded status recognized in accumulated other comprehensive income (loss) for the years ended December 31 included the following components:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$250	$250	$150	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,270	6,971	6,679	360	436	468	241	258	258
Expected return on plan assets	(10,008)	(8,190)	(9,499)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Recognized net loss	2,250	3,363	—	—	—	—	22	—	—
Settlement	—	—	—	—	(87)	—	—	—	—

Net periodic benefit (income) cost recognized in net income	(238)	2,394	(2,670)	360	349	468	336	331	331

Changes in Funded Status Recognized in Other Comprehensive Income:
Current year actuarial (gain) loss	5,337	(6,917)	36,015	434	668	30	691	222	(122)
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Amortization of net (loss) gain	(2,250)	(3,363)	—	—	—	—	(22)	—	—

Total (gain) loss recognized in other comprehensive income (loss)	3,087	(10,280)	36,015	434	668	30	596	149	(195)

Total recognized in total comprehensive income (loss)	$2,849	$(7,886)	$33,345	$794	$1,017	$498	$932	$480	$136

Fair Value Measurements: The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. See Note 19 – Fair Value Measurements for further information related to fair value measurements.

Registered investment companies: Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the plan at year end. Money market funds are shown at cost, which approximates fair value.

Investment contract with Insurance Company: Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of insurance company investment contracts are classified as Level 3 investments. See Note 19 – Fair Value Measurements for further information related to fair value measurements.

	December 31, 2010			December 31, 2009
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Exchange traded funds	$136,485	$136,485	$—	$125,553	$125,553	$—
Money market mutual funds	541	541	—	2	2	—
Insurance company investment contract	1,397	—	1,397	1,326	—	1,326

Total	$138,423	$137,026	$1,397	$126,881	$125,555	$1,326

The following table sets forth a summary of changes in the fair value of the plan’s level 3 assets for the years ended December 31, 2010 and 2009.

(In thousands)	2010	2009
Level 3—pension assets, beginning of period	$1,326	$1,572
Unrealized gains relating to instruments still held at the reporting date	146	(180)
Benefit payments, admin expenses and intrest income, net	(75)	(66)

Balance, end of year	$1,397	$1,326

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2010	2009
Assets Category:
Equity Investments	49%	51%
Fixed Income Investments	50	48
Cash and cash equivalents	1	1

Total	100%	100%

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

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The Plan invests in registered investment companies, equity and fixed-income securities. The performance benchmarks for the plan include a composite of the Standard and

Poor’s 500 stock Index, the Russell Mid Cap Index, the Russell 2000 Index, the MSCI EAFE Index, and the Barclays Capital Aggregate Bond Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities and mutual funds. Investments in mutual funds are limited to funds that invest in the types of securities that are specifically allowed by investment policy guidelines.

The investment policy guidelines in effect as of December 31, 2010 set the following asset allocation targets:

Target Asset Allocations:
Cash/Cash Equivalents	0%
Fixed Income Investments	50%
Equity Investments	50%

The basis for Webster’s 2010 assumption for the expected long-term rate of return on assets is as follows:

	Portfolio	Return
Asset Category
Fixed income investments	50%	6%
U.S. equity investments	39	10
International equity investments	11	10

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

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.50%	5.95%	5.10%	5.75%	4.55%	5.25%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.95%	6.0%	6.40%	5.75%	6.40%	6.30%	5.25%	6.30%	6.00%
Expected long-term return on assets	8.0	8.0	8.25	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0	8.0	8.0

The assumed healthcare cost-trend rate is 8.0% for 2010 and 2011, declining 1.0% each year after until 2014 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2010 would have increased the net periodic postretirement benefit cost by $13,514 million and increased the accumulated benefit obligation by $302,669. A decrease of 1.0% in the assumed healthcare cost trend rate for 2010 would have decreased the net periodic postretirement benefit cost by $12,139 and decreased the accumulated benefit obligation by $270,953.

NOTE 21: Stock-Based Compensation Plans

Webster has established stock-based compensation plans that cover employees and directors, and a non-employee director compensation plan (collectively, the “Plans”). The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) for up to 10.9 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of December 31, 2010, no SARS have been granted and the Plans had 4.5 million common shares available for future grants.

Compensation cost related to the Plans, based on the grant-date fair value, is included as a component of compensation and benefits reflected in non-interest expense, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures. The cost of awards to retirement eligible employees is subject to immediate recognition upon grant. Stock-based compensation expense totaled $6.7 million, $8.9 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These respective totals consist of (1) stock options expense of $1.4 million, $2.6 million and $2.7 million and (2) restricted stock expense of $5.3 million, $6.3 million and $6.8 million. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $0.8 million, $2.2 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

Option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held, with a contractual life of no more than ten years. At December 31, 2010, total options outstanding included 2,499,197 non-qualified and 243,984 incentive stock options. Shares for the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2010	2009	2008
Weighted-average assumptions:
Expected term (years)	6.2	6.3	6.3
Expected dividend yield	1.00%	1.00%	3.00%
Expected forfeiture rate	5.00	5.00	5.00
Expected volatility	56.44	53.46	33.25
Risk-free interest rate	2.98	2.51	1.92

Fair value of option at grant date	$6.87	$3.91	$3.71

These assumptions can be highly subjective and therefore Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is then derived from this output of the option valuation model. The expected volatility was derived from historical returns of the daily closing stock price over periods of time equal to the duration of the expected term of options granted. The risk-free interest rate for periods that coincide with the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

As of December 31, 2010, there was $ 936,585 of unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $ 85,360, $1,066 and $161,502, respectively.

The following table provides a summary of stock option activity, under the Plans, for the year ended December 31, 2010:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of year	3,294,156	$29.07
Options granted	19,843	13.18
Options exercised	23,191	15.60
Options forfeited or expired	547,627	23.92

Options outstanding, at end of year	2,743,181	$30.10

Options exercisable, at end of year	2,268,804	$32.98

Options expected to vest, at end of year	441,528	$16.40

The following table summarizes information about options outstanding and options exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 5.01 —$10.00	203,235	8.35	$5.68	203,235	8.35	$5.68
10.01 — 15.00	673,555	8.10	12.85	301,814	8.00	12.85
15.01 — 20.00	5,299	1.01	17.16	5,299	1.01	17.16
20.01 — 25.00	69,418	7.60	22.04	34,707	7.60	22.04
25.01 — 30.00	258,744	3.12	28.27	254,972	3.06	28.30
30.01 — 35.00	548,674	4.57	32.98	488,315	4.27	33.09
35.01 — 40.00	90,000	1.76	37.77	90,000	1.76	37.77
40.01 — 45.00	93,152	4.33	43.87	89,358	4.23	43.88
45.01 — 49.62	801,104	4.40	47.72	801,104	4.40	47.73

	2,743,181	5.50	$30.10	2,268,804	4.98	$32.98

The weighted-average remaining contractual term for options expected to vest at December 31, 2010 was 7.97 years. At December 31, 2010, the aggregate intrinsic value of options outstanding, options exercisable and options expected to vest was $7.5 million, $4.9 million and $2.4 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster’s closing stock price on the last trading day of 2010 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

Restricted Stock

Under the Plans, the fair value of the restricted stock awards to management and directors is based on the market price of Webster’s stock on the grant-date and is amortized to compensation expense over the applicable service vesting period ranging from one to five years. The Plans limit grants to 100,000 shares the number of time-based restricted stock shares that may be granted to an eligible individual in a calendar year. During the years ended December 31, 2010, 2009 and 2008, respectively, there were 7,953, 181,463 and 121,005 shares of time-based restricted stock granted to senior management.

The Plans also provide for performance-based restricted stock awards. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of companies in the S&P Midcap 400

152

Financial Services Subset index and the KBW 50 index, while the performance-based awards granted in 2008 were tracked against the KRX index. This blend of companies was chosen because it represents the mix of size and type of financial institutions that best compare with Webster. There were no performance-based restricted stock awards granted for the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, there were 113,412 shares of performance-based restricted stock awards granted.

The Director Retainer Fees Plan provides non-employee directors with restricted stock for a portion of their annual retainer for services rendered as directors. For the years ended December 31, 2010, 2009 and 2008 there were 18,036, 14,234 and 4,333 shares, respectively, granted to directors with a vesting schedule of one year.

As of December 31, 2010, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $19.47, $12.08 and $18.42, respectively. The weighted average fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $4.9 million, $6.8 million, and $5.0 million, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2010:

	Time - Based		Performance - Based
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock, at beginning of year	457,431	$17.14	79,796	$18.51
Granted	80,824	19.47	—	—
Vested	249,840	19.62	46,462	20.36
Forfeited	26,320	18.81	—	—

Restricted stock, at end of year	262,095	$15.27	33,334	$15.93

Long-Term Cash Awards

In 2008 and 2009, Webster has awarded long-term cash incentive awards to certain vice president and senior vice presidents of the Company. The value of these cash awards is converted to “phantom shares” by dividing the award value by the average price of Webster common stock for the 10 day period prior to the grant date. The “phantom shares” have a vesting period ranging from 3 to 5 years. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. On an annual basis, the unvested amount is marked to market using the current stock price. The value is subject to a floor of the initial grant price and a ceiling equal to twice the grant price. An adjustment is recorded to the liability and as an expense increase or reduction. For the years ended December 31, 2010, 2009 and 2008, no awards, 357,043 and 265,544 awards, respectively, were granted. Compensation expense included $4.1 million, $1.5 million and $0.1 million related to these awards for the years ended December 31, 2010, 2009 and 2008, respectively. Unamortized amounts of $5.5 million and $1.6 million were included in other liabilities at December 31, 2010 and 2009, respectively.

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

As of January 1, 2010, Webster began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the year ended December 31, 2010, 98.3% of the provision expense is specifically attributable to business segments and reported accordingly. The 2009 and 2008 segment Performance Summaries have been adjusted for comparability to the 2010 Performance Summary.

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

The following table presents the operating results and total assets for Webster’s reportable segments.

	Year ended December 31, 2010
	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
(In thousands)
Net interest income	$128,598	$211,818	$103,900	$33,231	$477,547	$57,263	$534,810
Provision for loan losses	28,931	10,223	73,912	0	113,066	1,934	115,000

Net interest income after provision	99,667	201,595	29,988	33,231	364,481	55,329	419,810
Non-interest income	37,063	107,761	11,282	12,954	169,060	37,796	206,856
Non-interest expense	100,286	301,373	72,905	30,565	505,129	33,845	538,974

Income (loss) from continuing
operations before income taxes	36,444	7,983	(31,635)	15,620	28,412	59,280	87,692
Income tax expense (benefit)	5,597	1,226	(4,859)	2,399	4,363	9,105	13,468

Income (loss) from continuing operations	30,847	6,757	(26,776)	13,221	24,049	50,175	74,224
Income (loss) from discontinued operations	0	0	0	0	0	94	94

Income (loss) before non controlling interests	30,847	6,757	(26,776)	13,221	24,049	50,269	74,318
Less: Net income attributable to noncontrolling interests	0	0	3	0	3	0	3

Net income (loss)	$30,847	$6,757	$(26,779)	$13,221	$24,046	$50,269	$74,315

Total assets at period end	$4,271,414	$1,515,443	$6,158,455	$20,459	$11,965,771	$6,072,297	$18,038,068

	Year ended December 31, 2009, as reclassified
	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
(In thousands)
Net interest income	$121,481	$156,030	$102,837	$18,815	$399,163	$95,475	$494,638
Provision for loan losses	137,308	20,264	141,025	—	298,597	4,403	303,000

Net (loss) interest income after provision	(15,827)	135,766	(38,188)	18,815	100,566	91,072	191,638
Non-interest income	35,109	118,793	12,854	11,650	178,406	8,702	187,108
Non-interest expense	106,099	288,586	62,902	26,496	484,083	23,311	507,394

(Loss) income from continuing
operations before income taxes	(86,817)	(34,027)	(88,236)	3,969	(205,111)	76,463	(128,648)
Income tax (benefit) expense	(35,589)	(13,948)	(36,170)	1,626	(84,081)	31,345	(52,736)

(Loss) income from continuing operations	(51,228)	(20,079)	(52,066)	2,343	(121,030)	45,118	(75,912)
Income (loss) from discontinued operations	—	—	—	—	—	302	302

(Loss) income before non controlling interests	(51,228)	(20,079)	(52,066)	2,343	(121,030)	45,420	(75,610)
Less: Net income attributable to noncontrolling interests	—	—	22	—	22	—	22

Net (loss) income	$(51,228)	$(20,079)	$(52,088)	$2,343	$(121,052)	$45,420	$(75,632)

Total assets at period end	$4,308,811	$1,553,083	$6,047,472	$23,191	$11,932,557	$5,806,640	$17,739,197

	Year ended December 31, 2008, as reclassified
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$120,359	$185,966	$100,181	$13,711	$420,217	$85,574	$505,791
Provision for loan losses	115,092	2,840	80,072	—	198,004	(11,704)	186,300

Net interest income after provision	5,267	183,126	20,109	13,711	222,213	97,278	319,491
Non-interest income	36,293	125,423	12,625	9,705	184,046	(212,098)	(28,052)
Non-interest expense	97,915	277,393	68,506	25,430	469,244	7,546	476,790
Write-down of goodwill	48,988	—	149,391	—	198,379	—	198,379

(Loss) income from continuing
operations before income taxes	(105,343)	31,156	(185,163)	(2,014)	(261,364)	(122,366)	(383,730)
Income tax (benefit) expense	(9,669)	5,346	(6,138)	(345)	(10,806)	(55,034)	(65,840)

(Loss) income from continuing operations	(95,674)	25,810	(179,025)	(1,669)	(250,558)	(67,332)	(317,890)
Loss from discontinued operations	—	—	—	—	—	(3,073)	(3,073)

(Loss) income before non controlling interests	(95,674)	25,810	(179,025)	(1,669)	(250,558)	(70,405)	(320,963)
Less: Net income attributable to noncontrolling interests	—	—	4	—	4	—	4

Net (loss) income	$(95,674)	$25,810	$(179,029)	$(1,669)	$(250,562)	$(70,405)	$(320,967)

Total assets at period end	$4,989,415	$1,625,220	$6,391,716	$24,362	$13,030,713	$4,552,824	$17,583,537

NOTE 23: Preferred Stock of Subsidiary Corporation

In December 1997 the subsidiary Webster Preferred Capital Corporation (“WPCC”) issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share. The preferred stock is redeemable after January 15, 2003 at the option of WPCC. As of December 31, 2010, there have been no redemptions. The preferred shares are not exchangeable into common stock or any other securities, and do not constitute regulatory capital of either Webster Bank or Webster Financial Corporation. The preferred shares of WPCC are reflected as a component of non-controlling interests in the accompanying Consolidated Balance Sheets and are listed on NASDAQ under the symbol “WBSTP”. Dividends paid on the preferred stock totaled $0.9 million per year for each of the years ended December 31, 2010, 2009 and 2008 and are reflected as a component of preferred dividends in the accompanying Consolidated Statements of Operations.

NOTE 24: Parent Company Information

Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	At December 31,
(In thousands)	2010	2009
Assets:
Cash and due from banks	$9,625	$12,559
Interest-bearing deposits	75,896	476,584
Trading securities, at fair value	11,554	—
Securities available for sale, at fair value	7,341	6,600
Loan	13,000	13,000
Allowance for loan losses	(136)	—

Loan, net	12,864	13,000
Investment in subsidiaries	2,018,995	1,824,453
Due from subsidiaries	347	74
Direct investments	16,533	11,976
Other assets	26,563	11,536

Total assets	$2,179,718	$2,356,782

Liabilities and shareholders' equity:
Senior notes	$160,421	$163,546
Junior subordinated debt	235,790	235,880
Accrued interest payable	2,753	2,753
Other liabilities	7,332	6,210

Total liabilities	406,296	408,389
Shareholders' equity	1,773,422	1,948,393

Total liabilities and shareholders' equity	$2,179,718	$2,356,782

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2010	2009	2008
Operating Income:
Dividends from subsidiary	$—	$—	$10,000
Interest on securities and interest-bearing deposits	1,434	3,747	6,679
Interest on loans	1,087	1,128	1,406
Provision for loan losses	(136)	—	—
Loss on write-down of securities to fair value	(66)	(3,544)	(41,045)
Loss on sale of investment securities	—	(7,167)	(4,301)
Net gain on trading securities	12,045	—	—
Direct investment income (loss)	2,079	487	(2,158)
Other non-interest income	5,206	26,504	1,472

Total operating income (loss)	21,649	21,155	(27,947)

Operating Expense:
Interest expense on borrowings	19,447	20,352	29,007
Compensation and benefits	11,174	10,198	9,479
Other non-interest expense	6,059	5,621	5,311

Total operating expense	36,680	36,171	43,797

Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(15,031)	(15,016)	(71,744)
Income tax benefit	8,061	1,388	23,261

Loss before equity in undistributed earnings of subsidiaries	(6,970)	(13,628)	(48,483)
Equity in undistributed earnings of subsidiaries	81,191	(62,306)	(272,676)

Income (loss) from continuing operations	74,221	(75,934)	(321,159)
Income from discontinued operations, net of tax	94	302	192

Net income (loss)	$74,315	$(75,632)	$(320,967)

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$74,315	$(75,632)	$(320,967)
Income from discontinued operations, net of tax	94	302	192
Income (loss) from continuing operations	74,221	(75,934)	(321,159)
Adjustments to reconcile net income (loss) to net cash
(used for) provided by operating activities:
Provision for loan losses	136	—	—
Amortization	71	129	(92)
Stock-based compensation	3,730	7,502	7,777
Excess tax benefits from stock-based compensation	—	—	(1)
Loss on write-down of investments to fair value	66	3,544	42,911
(Gain) loss on fair value adjustment of direct investments	(402)	1,352	2,295
Net loss on sale of investment securities	—	7,167	4,301
Net increase in trading securities	(11,554)	—	—
Warrants - fair value adjustment	—	(3,552)	—
Gain on extinguishment of debt	—	(24,336)	—
Equity in undistributed earnings of subsidiaries	(81,191)	62,306	272,676
Net (increase) decrease in other assets	(20,103)	33,615	(14,846)
Net decrease in other liabilities	(2,107)	(3,603)	(42,359)

Net cash (used for) provided by operating activities	(37,133)	8,190	(48,497)

Investing activities:
Increase (decrease) in interset-bearing deposits	400,688	60,378	(439,977)
Purchases of available for sale securities	(500)	(100)	(2,700)
Proceeds from sale of available for sale securities	750	17,371	13,845
Capital contribution to subsidiary	(100,000)	(100,000)	(100,000)
Net decrease in loan	—	5,000	—

Net cash provided by (used for) investing activities	300,938	(17,351)	(528,832)

Financing activities:
Issuance of other borrowings	—	—	13,180
Repayment of other borrowings	—	(13,180)	—
Redemption of preferred stock	(400,000)	—	—
Issuance of preferred stock, net of issuance costs	—	—	617,595
Conversion of Series A preferred stock	—	(60,935)	—
Cash dividends paid to common shareholders	(3,133)	(2,443)	(63,063)
Cash dividends paid to preferred shareholders	(17,223)	(31,670)	(9,775)
Exercise of stock options	378	21	532
Excess tax benefit from stock-based compensation	—	—	1
Warburg investment	36,440	116,187	—
Common stock issued	118,359	1,031	—
Common stock repurchased	(1,654)	(792)	(644)

Net cash (used for) provided by financing activities	(266,833)	8,219	557,826

Discontinued Operations:
Operating activities	94	302	192
Proceeds from sale of discontinued operations	—	—	23,920

Net cash provided by discontinued operations	94	302	24,112

(Decrease) increase in cash and cash equivalents	(2,934)	(640)	4,609
Cash and cash equivalents at beginning of year	12,559	13,199	8,590

Cash and cash equivalents at end of year	$9,625	$12,559	$13,199

158

NOTE 25: Selected Quarterly Consolidated Financial Information (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Interest income	$177,820	$178,034	$176,303	$174,029
Interest expense	46,436	45,692	41,569	37,679

Net interest income	131,384	132,342	134,734	136,350
Provision for loan losses	43,000	32,000	25,000	15,000
Other non-interest income	46,378	53,760	46,006	44,757
Net gain on sale of investment securities	4,318	4,364	1,027	39
Net impairment losses recognized in earnings	(3,680)	(1,188)	(970)	—
Net gain on trading securities	—	8,584	1,205	2,256
Litigation reserve and settlement	—	19,676	2,800	—
Other non-interest expense	133,624	127,991	126,921	127,962

Income from continuing operations before income tax expense	1,776	18,195	27,281	40,440
Income tax expense	355	550	4,597	7,966

Income from continuing operations	1,421	17,645	22,684	32,474
Income from discontinued operations, net of tax	—	—	—	94

Consolidated net income	1,421	17,645	22,684	32,568
Less: Net income (loss) attributable to noncontrolling interests	—	7	(3)	(1)

Net income attributable to Webster Financial Corporation	1,421	17,638	22,687	32,569
Preferred stock dividends	(5,455)	(4,581)	(4,581)	(3,469)
Accretion of preferred stock discount	(2,035)	(327)	(327)	(4,141)

Net (loss) income available to common shareholders	$(6,069)	$12,730	$17,779	$24,959

Net income per common share:
Basic:
(Loss) income from continuing operations	$(0.08)	$0.16	$0.23	$0.32
Income from discontinued operations, net of tax	—	—	—	—

Net (loss) income available to common shareholders	$(0.08)	$0.16	$0.23	$0.32
Diluted:
(Loss) income from continuing operations	$(0.08)	$0.15	$0.22	$0.30
Income from discontinued operations, net of tax	—	—	—	—

Net (loss) income available to common shareholders	$(0.08)	$0.15	$0.22	$0.30

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Interest income	$191,758	$187,165	$184,957	$181,462
Interest expense	73,561	67,877	58,285	50,981

Net interest income	118,197	119,288	126,672	130,481
Provision for loan losses	66,000	85,000	85,000	67,000
Other non-interest income	43,665	51,745	50,176	53,481
Net gain (loss) on sale of investment securities	4,457	(13,593)	(4,728)	53
Net impairment losses recognized in earnings	—	(27,110)	(1,290)	(77)
Gain on the exchange of trust preferreds for common stock	—	24,336	—	—
Gain on early extinguishment of subordinated notes	5,993	—	—	—
Non-interest expense	118,018	130,077	127,086	132,213

Loss from continuing operations before income tax benefit	(11,706)	(60,411)	(41,256)	(15,275)
Income tax benefit	(593)	(28,536)	(22,014)	(1,593)

Loss from continuing operations	(11,113)	(31,875)	(19,242)	(13,682)
Income (loss) from discontinued operations, net of tax	—	313	—	(11)

Consolidated net loss	(11,113)	(31,562)	(19,242)	(13,693)
Less: Net income attributable to noncontrolling interests	13	—	8	1

Net loss attributable to Webster Financial Corporation	(11,126)	(31,562)	(19,250)	(13,694)
Preferred stock dividends	(9,995)	(9,995)	(6,414)	(6,459)
Accretion of preferred stock discount and gain on extinguishment	(436)	58,356	(436)	(34,241)

Net (loss) income available to common shareholders	$(21,557)	$16,799	$(26,100)	$(54,394)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income per common share:
Basic:
(Loss) income from continuing operations	$(0.41)	$0.30	$(0.39)	$(0.76)
Income from discontinued operations, net of tax	—	0.01	—	—

Net (loss) income available to common shareholders	$(0.41)	$0.31	$(0.39)	$(0.76)
Diluted:
Loss from continuing operations	$(0.41)	$(0.66)	$(0.39)	$(0.84)
Income from discontinued operations, net of tax	—	0.01	—	—

Net loss available to common shareholders	$(0.41)	$(0.65)	$(0.39)	$(0.84)

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

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2010.

Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2010. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2010.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of Webster’s financial statements, has issued an attestation report on Webster’s internal control over financial reporting as of December 31, 2010.

/s/ James C. Smith	/s/ Gerald P. Plush
James C. Smith	Gerald P. Plush
Chairman and Chief Executive Officer	Vice Chairman and
Chief Operating Officer

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited Webster Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Webster Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Webster Financial Corporation and subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 25, 2011

ITEM 9B.	OTHER INFORMATION

The annual meeting of shareholders will be held on Thursday, April 28, 2011 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

On February 22, 2011, the Company entered into Change of Control Agreements with Daniel H. Bley, Executive Vice President & Chief Risk Officer and Anne M. Slattery, Executive Vice President - Retail Banking. Each of these agreements is similar to the Change in Control Agreements already in place with other executive officers of the Company except that Mr. Bley’s and Ms. Slattery’s agreements cover a two-year period following a change in control and provide for payment of up to two times base salary and bonus, and benefits coverage for two years following termination. Mr. Bley and Ms. Slattery are also not entitled to any gross-up payment in the event either would be subject to excise tax. Under the Change in Control Agreements, Mr. Bley and Ms. Slattery are eligible to receive payments and other benefits, subject to certain conditions, in the event each is terminated during the two-year period following a change in control (as defined in the agreement).

The payments and benefits payable under the Change in Control Agreements are as follows:

•

Death or Disability. If an executive’s employment is terminated by reason of death or disability, following a change in control, the executive, or the executive’s estate, as the case may be, is entitled to receive the executive’s accrued salary, bonus, deferred compensation (together with accrued interest or earnings thereon), any accrued vacation pay plus any other amounts or benefits required to be paid or provided to the executive under any agreement or plan of Webster and its affiliated companies.

•

Cause. If an executive’s employment is terminated for Cause (as defined in the agreement) following a change in control, the Change in Control Agreement terminates and the executive is entitled to receive only his or her annual base salary through the date of termination, the amount of any compensation previously deferred by the executive, and any other amounts or benefits required to be paid or provided to the executive under any agreement or plan of Webster and its affiliated companies.

•

For Good Reason or Other than for Cause, Death or Disability. Executives are entitled to certain payments and continued benefits in the event of a termination following a change in control other than for Cause, Death or Disability, or in the event the executive terminates his or her employment for Good Reason (as defined in the agreement).

In the event of a termination under the above circumstances, the executive is entitled to:

•	the executive’s base salary through the termination date to the extent not previously paid;

•	a prorated bonus based on the higher of the bonus required to be paid for such fiscal year under the agreement or the bonus paid or payable for the most recently completed fiscal year;

•	any previously deferred compensation and accrued vacation pay;

•	in the event of a Good Reason resignation or termination other than for Cause, death or disability, an amount equal to two times the sum of the executive’s base salary and bonus;

•

the additional amounts that would have been contributed or credited to his 401(k) accounts in both the qualified and supplemental 401(k) plans if the executive’s employment had continued for two years after the date of termination based on the compensation amounts that would have been required to be paid to him or her under the change of control agreement;

•	continued benefits for the executive and his family for a period of two years following termination;

•	executive’s base salary and bonus;

•	outplacement services; and

•	any other amounts or benefits to which he or she is entitled under any agreement or plan of Webster and its affiliated companies.

The foregoing summary is qualified in its entirety by reference to the Change of Control Agreements entered into with Ms. Slattery and Mr. Bley, copies of which are filed with this Annual Report on Form 10-K as Exhibits 10.18 and 10.9, respectively.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for the executive officers of Webster, each of whom is elected to serve for a one-year period.

Name	Age at December 31, 2010	Positions Held
James C. Smith	61	Chairman, President, Chief Executive Officer and Director
Gerald P. Plush	52	Vice Chairman and Chief Operating Officer Chief Financial Officer
Jeffrey N. Brown	53	Executive Vice President and Chief Administrative Officer
Michelle M. Crecca	41	Executive Vice President -Chief Marketing Officer
Daniel H. Bley	42	Executive Vice President -Chief Risk Officer
Theresa M. Messina	49	Senior Vice President -Chief Accounting Officer (1)
Gregory S. Madar	48	Senior Vice President -Chief Accounting Officer (1)
Nitin J. Mhatre	40	Executive Vice President -Consumer Finance
Harriet Munrett Wolfe	57	Executive Vice President -General Counsel and Secretary
Joseph J. Savage	58	Executive Vice President -Commercial Banking
Anne M. Slattery	63	Executive Vice President - Retail Banking

1)	Effective upon Ms. Messina’s resignation on February 28, 2011, Mr. Madar will become Senior Vice President—Chief Accounting Officer of Webster and Webster Bank.

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman, President, Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith serves as Chairman of Webster’s Executive Management Committee. Mr. Smith joined Webster Bank in 1975, and was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and was again elected President in 2008. Mr. Smith is a member of board of directors of the Financial Services Roundtable based in Washington, D.C. He is also co-chairman of the American Bankers Council (American Bankers Association Mid-Cap Banks) and on the executive committee of the Connecticut Bankers Association. He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors and recently completed a three-year term as a member of the board of directors of the Federal Reserve Bank of Boston. He is a past member of the board of directors of the American Bankers Association and of the Federal Home Loan Bank of Boston, where he served as chair of the finance committee. He is a director of St. Mary’s Hospital and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Gerald P. Plush is Vice Chairman and Chief Operating Officer of Webster and Webster Bank and serves as Chief Financial Officer of Webster and Webster Bank. Mr. Plush joined Webster in July 2006 as Executive Vice President and Chief Financial Officer and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July 2008 and served in this role until August 2010. Mr. Plush was promoted to Vice Chairman and Chief Operating Officer on January 5, 2011. He serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior

Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the board of directors of Junior Achievement of Southwest New England, Inc.

Jeffrey N. Brown is Executive Vice President and Chief Administrative Officer of Webster and Webster Bank. Mr. Brown was elected to this position in July 2007. Mr. Brown joined Webster in 1996 as Executive Vice President of Marketing and Communications for Webster Bank and assumed responsibility for strategic planning in 1997 until January 2010. He was elected Executive Vice President of Marketing and Communications for the holding company in March 2004. Mr. Brown serves on the board of directors of The Bushnell Center for the Performing Arts in Hartford, CT. He is also member of the executive committee of the World Affairs Council of Connecticut and President of the Harold Webster Smith Foundation.

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

Daniel H. Bley is Executive Vice President—Chief Risk Officer of Webster. Mr. Bley joined Webster in August 2010. Prior to joining Webster, Mr. Bley was employed at ABN Amro and Royal Bank of Scotland (“RBS”) from 1994 to 2010. In his most recent position at RBS, Mr. Bley served as a managing director of RBS’ Financial Institutions Credit Group. Prior to this position, Mr. Bley was Group Senior Vice President—head of Financial Institutions and Trading Credit Risk Management at ABN Amro.

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

Effective upon Ms. Messina’s resignation on February 28, 2011, Gregory S. Madar will become Senior Vice President and Chief Accounting Officer of Webster and Webster Bank. He has served as Senior Vice President and Controller of Webster and Webster Bank since February 2002, and has been employed by Webster since January 3, 1995. Mr. Madar is a Certified Public Accountant and previously worked for KPMG LLP.

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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation

145 Bank Street

Waterbury, Connecticut 06702

Attn: Investor Relations

Telephone: (203) 578-2202

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2010, and is incorporated herein by reference.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2010, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 21 – Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,482,042	$27.51	4,537,183
Plans not approved by shareholders	—	—	—

Total	3,482,042	$27.51	4,537,183

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

166

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald P. Plush Gerald P. Plush	Vice Chairman and Chief Operating Officer (Principal Financial Officer)

/s/ Theresa M. Messina Theresa M. Messina	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ David A. Coulter David A. Coulter	Director

/s/ John J. Crawford	Director
John J. Crawford

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

169

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen stock certificate for the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.3	Form of specimen stock certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Corporation and The Bank of New York, as trustee, relating to the Company’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.5	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

Exhibit No.	Exhibit Description

4.6	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Company’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.7	Junior Subordinated Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.9	Amended and Restated Trust Agreement, dated as of June 20, 2007, by and among the Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware Trustee and the Administrative Trustees named therein (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.10	Guarantee Agreement, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Guarantee Trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.11	Replacement Capital Covenant, dated as of June 20, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference.

4.12	Amendment No. 1 to Replacement Capital Covenant, dated as of December 17, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2010 and incorporated herein by reference).

4.13	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.14	A Warrant, Series 1 to purchase shares of the Company’s common stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.15	B Warrant, Series 1 to purchase shares of the Company’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.16	A Warrant, Series 2 to purchase shares of the Company’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

4.17	B Warrant, Series 2 to purchase shares of Corporation’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

10	Material Contracts

10.1	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

171

Exhibit No.	Exhibit Description

10.3	Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.6	Amended and Restated 1992 Stock Option Plan (filed as Annex A to the Company’s definitive proxy materials for the Company’s 2007 Annual Meeting of Shareholders and incorporated herein by reference).

10.7	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

10.8	Amendment No. 4 to the 1992 Stock Option Plan (filed as Annex A to the Company’s definitive proxy materials for the Company’s 2010 Annual Meeting of Shareholders and incorporated herein by reference).

10.9	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.10	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.11	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Company’s definitive proxy materials for the Company’s 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.12	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.13	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and James C. Smith (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Joseph J. Savage (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.15	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.17	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.18	Change of Control Agreement, dated as of February 22, 2011, by and between Webster Financial Corporation and Anne M. Slattery.

10.19	Change of Control Agreement, dated as of February 22, 2011, by and between Webster Financial Corporation and Daniel H. Bley

10.20	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.21	Non-Competition Agreement, dated as of July 5, 2006, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.22	Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.23	Description of Arrangement for Directors Fees.

10.24	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

21	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008.

101	The following materials from The Webster Financial Corporation, Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of texts.

Note:	Exhibit numbers 10.1 – 10.21 and 10.23 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.