Form 10-Q
period 2011-03-31
WEBSTER FINANCIAL CORP
filed 2011-05-05
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, par value $.01 per share, outstanding as of April 29, 2011 was 87,537,448.

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash and due from banks	$170,691	$159,849
Interest-bearing deposits	104,982	52,811
Trading securities, at fair value	—	11,554
Securities available for sale, at fair value	2,195,109	2,413,776
Securities held-to-maturity (fair value of $3,284,722 and $3,141,775)	3,211,047	3,072,453
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	143,874
Loans held for sale	10,809	52,224
Loans	11,014,050	11,024,639
Allowance for loan losses	(297,948)	(321,665)

Loans, net	10,716,102	10,702,974
Deferred tax asset, net	95,209	104,774
Premises and equipment, net	155,464	157,724
Goodwill	529,887	529,887
Other intangible assets, net	19,880	21,277
Cash surrender value of life insurance policies	300,683	298,149
Prepaid FDIC premiums	52,121	57,548
Accrued interest receivable and other assets	259,088	259,194

Total assets	$17,964,946	$18,038,068

Liabilities and Equity:
Deposits:
Non-interest bearing	$2,183,665	$2,216,987
Interest bearing	11,941,003	11,391,798

Total deposits	14,124,668	13,608,785
Federal Home Loan Bank advances	403,297	768,005
Securities sold under agreements to repurchase and other short-term borrowings	857,394	1,091,477
Long-term debt	570,637	582,837
Accrued expenses and other liabilities	184,320	203,898

Total liabilities	16,140,316	16,255,002

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,694,337 shares and 90,688,879 shares	907	907
Paid-in capital	1,160,929	1,160,690
Retained earnings	776,968	746,057
Less: Treasury stock, (at cost; 3,764,429 shares and 3,830,050 shares)	(146,711)	(149,462)
Accumulated other comprehensive loss, net	(5,979)	(13,709)

Total Webster Financial Corporation shareholders’ equity	1,815,053	1,773,422
Non controlling interests	9,577	9,644

Total equity	1,824,630	1,783,066

Total liabilities and equity	$17,964,946	$18,038,068

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2011	2010
Interest Income:
Interest and fees on loans and leases	$121,231	$123,350
Taxable interest and dividends on securities	46,493	46,625
Non-taxable interest and dividends on securities	7,351	7,531
Loans held for sale	422	314

Total interest income	175,497	177,820

Interest Expense:
Deposits	22,769	31,951
Repurchase agreements and other short-term borrowings	3,562	4,003
Federal Home Loan Bank advances	3,355	4,418
Long-term debt	6,362	6,064

Total interest expense	36,048	46,436

Net interest income	139,449	131,384
Provision for loan losses	10,000	43,000

Net interest income after provision for loan losses	129,449	88,384

Non-interest Income:
Deposit service fees	25,340	27,784
Loan related fees	4,829	6,005
Wealth and investment services	6,722	5,835
Mortgage banking activities	1,253	(138)
Increase in cash surrender value of life insurance policies	2,533	2,578
Net loss on trading securities	(1,799)	—
Net gain on sale of investment securities	2,176	4,318
Total other-than-temporary impairment losses on securities	—	(8,214)
Portion of the loss recognized in other comprehensive income	—	4,534

Net impairment losses recognized in earnings	—	(3,680)
Other income	3,248	4,314

Total non-interest income	44,302	47,016

Non-interest Expense:
Compensation and benefits	67,071	60,956
Occupancy	14,735	14,440
Technology and equipment expense	15,392	15,268
Intangible assets amortization	1,397	1,397
Marketing	5,520	4,791
Professional and outside services	2,430	2,602
Deposit insurance	5,781	6,085
Other expenses	16,799	28,085

Total non-interest expense	129,125	133,624

Income from continuing operations before income tax expense	44,626	1,776
Income tax expense	12,326	355

Income from continuing operations	32,300	1,421
Income from discontinued operations, net of tax	1,995	—

Consolidated net income	34,295	1,421
Less: Net loss attributable to non controlling interests	(1)	—

Net income attributable to Webster Financial Corporation	34,296	1,421
Preferred stock dividends	(831)	(5,455)
Accretion of preferred stock discount and gain on extinguishment	—	(2,035)

Net income (loss) available to common shareholders	$33,465	$(6,069)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.36	$(0.08)
Net income (loss) available to common shareholders	0.38	(0.08)
Diluted
Income (loss) from continuing operations	0.34	(0.08)
Net income (loss) available to common shareholders	0.36	(0.08)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	1,421	—	—	—	1,421
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	4,273	—	4,273
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(2,947)	—	(2,947)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	85	—	85
Net unrealized gain on derivative instruments						271		271
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	387	—	387

Other comprehensive income, net of taxes	—	—	—	—	—	2,069	—	2,069

Total comprehensive income, net of taxes								3,490
Dividends declared on common stock of $.01 per share	—	—	—	(782)	—	—	—	(782)
Dividends declared on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	—	(615)
Dividends incurred on Series B prefered stock $12.50 per share	—	—	—	(4,583)	—	—	—	(4,583)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.2156 per share	—	—	—	(216)	—	—	—	(216)
Exercise of stock options	—	—	308		110	—	—	418
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(288)	—	—	(288)
Stock-based compensation expense	—	—	(927)	(813)	1,493	—	—	(247)
Accretion of preferred stock discount	400	—	—	(400)	—	—	—	—
Issuance of common stock	—	—	32	(759)	1,233	—	—	506

Balance, March 31, 2010	$324,144	$820	$1,007,153	$699,642	$(159,363)	$(26,320)	$9,641	$1,855,717

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited), continued

	Three months ended March 31, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interests	Total
Balance, December 31, 2010	$28,939	$907	$1,160,690	$746,057	$(149,462)	$(13,709)	$9,644	$1,783,066

Comprehensive income:
Net income	—	—	—	34,296	—	—	(1)	34,295
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	4,308	—	4,308
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	746	—	746
Amortization of unrealized loss on securities	—	—	—	—	—	28	—	28
Transferred to held to maturity	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments	—	—	—	—	—	1,865	—	1,865
Net actuarial gain and prior service cost for pension and other postretirement benefits	—	—	—	—	—	783	—	783

Other comprehensive income, net of taxes	—	—	—	—	—	7,730	—	7,730

Total comprehensive income, net of taxes								42,025
Dividends declared on common stock of $.01 per share	—	—	—	(871)	—	—	—	(871)
Dividends declared on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	—	(615)
Subsidiary preferred stock dividends $0.2156 per share	—	—	—	(216)	—	—	—	(216)
Exercise of stock options	—	—	(35)	—	58	—	—	23
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(237)	—	—	(237)
Stock-based compensation expense	—	—	252	(1,433)	2,370	—	—	1,189
Issuance of common stock	—	—	22	(250)	560	—	—	332
Other	—	—	—	—	—	—	(66)	(66)

Balance, March 31, 2011	$28,939	$907	$1,160,929	$776,968	$(146,711)	$(5,979)	$9,577	$1,824,630

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2011	2010
Operating Activities:
Consolidated net income	$34,295	$1,421
Income from discontinued operations, net of tax	1,995	—

Income from continuing operations Income from continuing operations	32,300	1,421
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
Provision for loan losses	10,000	43,000
Deferred tax expense (benefit)	7,803	(1,554)
Depreciation and amortization	21,212	21,966
Stock-based compensation	1,189	(247)
Net (gain) loss on the sale of foreclosed properties	(315)	2,061
Write-down of premises and equipment	—	9
Gain on sale of premises and equipment	(49)	—
Loss on write-down of investments to fair value	—	3,680
Gain on fair value adjustment of direct investments	(1,103)	(694)
Loss on fair value adjustment of derivative instruments	119	—
Net gain on the sale of investment securities	(2,176)	(4,318)
Net decrease in trading securities	11,554	—
Increase in cash surrender value of life insurance policies	(2,534)	(1,300)
Net decrease (increase) in loans held for sale	41,415	(17,262)
Net decrease (increase) in accrued interest receivable and other assets	322	(154,026)
Net decrease in accrued expenses and other liabilities	(12,778)	(2,392)

Net cash provided by (used for) operating activities	106,959	(109,656)

Investing Activities:
Net (increase) decrease in interest-bearing deposits	(52,171)	228,117
Purchases of available for sale securities	(84,144)	(528,208)
Proceeds from maturities and principal payments of available for sale securities	214,698	164,095
Proceeds from sales of available for sale securities	91,921	120,622
Purchases of held-to-maturity securities	(302,064)	(378,214)
Proceeds from maturities and principal payments of held-to-maturity securities	160,429	119,500
Net (increase) decrease in loans	(30,492)	89,448
Proceeds from sale of foreclosed properties	4,348	3,842
Proceeds from sale of premises and equipment	769	675
Purchases of premises and equipment	(6,754)	(2,575)

Net cash used for investing activities	(3,460)	(182,698)

Financing Activities:
Net increase in deposits	515,883	361,399
Proceeds from Federal Home Loan Bank advances	45,934	243,000
Repayments of Federal Home Loan Bank advances	(410,425)	(213,115)
Net decrease in securities sold under agreements to repurchase and other short-term debt	(234,084)	(6,489)
Redemption of preferred stock	—	(100,000)
Repayment of long-term debt	(10,310)	—
Cash dividends paid to common shareholders	(871)	(782)
Cash dividends paid to preferred shareholders of consolidated affiliate	(216)	—
Cash dividends paid to preferred shareholders	(615)	(5,414)
Exercise of stock options	23	418
Common stock issued	332	506
Common stock repurchased	(237)	(288)
Other	(66)	—

Net cash (used for) provided by financing activities	(94,652)	279,235

Cash Flows from Discontinued Operations:
Operating Activities	1,995	—

Net cash provided by discontinued operations	1,995	—

Net increase (decrease) in cash and due from banks	10,842	(13,119)
Cash and due from banks at beginning of period	159,849	171,184

Cash and due from banks at end of period	$170,691	$158,065

Supplemental disclosure of cash flow information:
Interest paid	$37,347	$45,968
Income taxes paid	6,194	91
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties	$4,283	$7,390

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster’s principal assets at March 31, 2011 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 176 banking offices, 488 ATMs, mobile banking and its Internet website (www.websteronline.com). Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending and asset-based lending.

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

The Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2010, included in Webster’s Annual Report on Form 10-K filed with the SEC on February 25, 2011 (the “2010 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. A charge off is recorded on a case by case basis when all or a portion of the loan is deemed to be uncollectible.

When a loan is put on nonaccrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate and equipment finance loans, any payment received on a nonaccrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received or on a cash basis. Loans are removed from nonaccrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

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

Loans are considered impaired, when based on current information and events, if it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans identified as troubled debt restructurings (“TDR”) are considered impaired loans for the entire term of the loan, with very limited exceptions. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan balance for other loans, primarily commercial loans. If a loan is impaired, a specific valuation allowance is established, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s original rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent in lending related commitments, including unused commitments to extend credit, letters of credit, and financial guarantees.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all Consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. All TDRs are reported as impaired. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

Earnings Per Share. Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

There have been no changes to our significant accounting policies that were disclosed in the 2010 Form 10-K.

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” On April 5, 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

NOTE 2: Restructuring and Repositioning

During the three months ended March 31, 2011, Webster recognized net costs of $0.3 in branch facility optimization expense, of which $0.2 related to an early lease termination payment on a facility which the Company plans to vacate by the end of 2011. These costs are included in other non-interest expense in the Condensed Consolidated Statements of Operations.

On April 1, 2011, as previously announced, Webster closed five branches in response to changing customer usage patterns and its initiative to optimize branch operations. Three of the branches are owned by Webster and two of the branch facilities are leased. Webster recorded a $3.1 million liability related to lease termination and the write-off of leasehold improvements for the two leased branches during the fourth quarter of 2010.

Activity in the restructuring and repositioning liability for the three months ended March 31, 2011 is presented in the following table.

Three months ended March 31, 2011 (In thousands)	Charged to Expense	Liability

Beginning Balance	$—	$4,823
Facility consolidation	273	135

Total Accrued	$273	$4,958
Payments related to:
Severance and other employee related costs		119

Total Payments		119

Restructuring and Repositioning Reserve Balance	$273	$4,839

NOTE 3: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	March 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,199,247	12,069	(5,003)	1,206,313	—	—	1,206,313
Pooled trust preferred securities (a)	62,756	1,862	(10,480)	54,138	—	—	54,138
Single issuer trust preferred securities	50,892	66	(4,900)	46,058	—	—	46,058
Equity securities-financial institutions (b)	5,806	1,150	(152)	6,804	—	—	6,804
Mortgage-backed securities - GSE	546,408	26,706	—	573,114	—	—	573,114
Commercial mortgage-backed securities (CMBS)	293,920	16,628	(2,066)	308,482	—	—	308,482

Total available for sale	$2,159,229	$58,481	$(22,601)	$2,195,109	$—	$—	$2,195,109

Held to maturity:
Municipal bonds and notes	$669,639	—	—	$669,639	$9,978	$(14,644)	$664,973
Agency collateralized mortgage obligations (“CMOs”) - GSE	817,785	—	—	817,785	14,733	(191)	832,327
Mortgage-backed securities - GSE	1,616,670	—	—	1,616,670	69,524	(6,282)	1,679,912
CMBS/Private Label MBS	106,953	—	—	106,953	772	(215)	107,510

Total held to maturity	$3,211,047	$—	$—	$3,211,047	$95,007	$(21,332)	$3,284,722

Total investment securities	$5,370,276	$58,481	$(22,601)	$5,406,156	$95,007	$(21,332)	$5,479,831

(a)	Amortized cost is net of $21.3 million of credit related other-than-temporary impairments at March 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at March 31, 2011.

	December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
CMBS/Private Label MBS	51,084	—	—	51,084	825	—	51,909

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

Securities with a carrying value totaling $2.6 billion at March 31, 2011 and December 31, 2010 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

At March 31, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are set for the below.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$19,070	$19,087
Due after one year through five years	—	—	4,991	5,126
Due after five years through ten years	40,567	38,578	320,196	336,116
Due after ten years	2,112,656	2,149,527	2,866,790	2,924,393

Totals	$2,153,423	$2,188,305	$3,211,047	$3,284,722

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2011, the Company had $693.3 million of callable securities in its investment portfolio.

Management evaluates securities for other than temporary impairment (“OTTI”) on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors; current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security’s amortized cost is written down to fair value and the respective loss is recorded as non-interest expense in the Condensed Consolidated Statement of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the impairment charge of a debt security is recognized as a loss in non-interest income in the Condensed Consolidated Statements of Operations. The remaining non credit impairment component is recorded in other comprehensive income (“OCI”). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the Condensed Consolidated Statements of Operations.

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at March 31, 2011.

		March 31, 2011
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	9	$439,590	$(5,003)	$—	$—	$439,590	$(5,003)
Pooled trust preferred securities	7	7,325	(337)	35,371	(10,143)	42,696	(10,480)
Single issuer trust preferred securities	7	—	—	37,794	(4,900)	37,794	(4,900)
Equity securities	13	221	(29)	1,101	(123)	1,322	(152)
Commercial mortgage-backed securities (CMBS)	2	4,502	(9)	22,141	(2,057)	26,643	(2,066)

Total available for sale	38	$451,638	$(5,378)	$96,407	$(17,223)	$548,045	$(22,601)

Held-to-maturity:
Municipal bonds and notes	311	$287,354	$(13,472)	$10,256	$(1,172)	$297,610	$(14,644)
Agency CMOs - GSE	1	51,251	(191)	—	—	51,251	(191)
Mortgage backed securities - GSE	11	293,411	(6,282)	—	—	293,411	(6,282)
CMBS/Private Label MBS	3	33,929	(215)	—	—	33,929	(215)

Total held-to-maturity	326	$665,945	$(20,160)	$10,256	$(1,172)	$676,201	$(21,332)

Total investment securities	364	$1,117,583	$(25,538)	$106,663	$(18,395)	$1,224,246	$(43,933)

The following table provides information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position at December 31, 2010.

		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	9	$450,099	$(6,307)	$—	$—	$450,099	$(6,307)
Pooled trust preferred securities	9	8,126	(1,534)	40,147	(13,024)	48,273	(14,558)
Single issuer trust preferred securities	9	—	—	42,275	(8,577)	42,275	(8,577)
Equity securities	14	1,328	(222)	138	(11)	1,466	(233)
Mortgage-backed securities-GSE	1	28,391	(88)	—	—	28,391	(88)
Commercial mortgage-backed securities (CMBS)	3	—	—	55,817	(3,485)	55,817	(3,485)

Total available for sale	45	$487,944	$(8,151)	$138,377	$(25,097)	$626,321	$(33,248)

Held-to-maturity:
Municipal bonds and notes	410	$357,771	$(23,621)	$11,737	$(1,578)	$369,508	$(25,199)
Agency CMOs - GSE	1	51,874	(515)	—	—	51,874	(515)
Mortgage-backed securities - GSE	11	301,305	(4,263)	—	—	301,305	(4,263)

Total held-to-maturity	422	$710,950	$(28,399)	$11,737	$(1,578)	$722,687	$(29,977)

Total investment securities	467	$1,198,894	$(36,550)	$150,114	$(26,675)	$1,349,008	$(63,225)

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2011.

Trust Preferred Securities – Pooled Issuers – At March 31, 2011, the fair value of the pooled trust preferred securities was $54.1million, an increase of $0.9 million from the fair value of $53.2 million at December 31, 2010. The increase in fair value is the result of both market expectations of higher future interest rates, as a rise in interest rates for variable rate securities will increase future cash flows, and improving overall market conditions compared to December 31, 2010, partially offset by one issuer deferral resulting in a reduction of unrealized gains. In addition the Company sold one security with an amortized cost of $2.0 million at a loss of $1.0 million. The gross unrealized loss of $10.5 million at March 31, 2011 is primarily attributable to changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time. For the three months ended March 31, 2011, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three months ended March 31, 2011. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of March 31, 2011, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI.

Trust Preferred Securities - Pooled Issuers

		Amortized	Unrealized		Fair	Lowest Credit Ratings as of March 31,	Total Credit Related Other-Than- Temporary Impairment thru	% of Performing Bank/ Insurance	Current Deferrals/ Defaults (As a % of Original
Deal Name (c)	Class	Cost (b)	Gains	(Losses)	Value	2011 (a)	March 31, 2011	Issuers	Collateral)
(Dollars in thousands)
Security F	C	$3,014	$1,785	$(544)	$4,255	C	$(10,850)	82.6	23.1
Security H	B	3,483	—	(1,114)	2,369	B	(352)	100.0	—
Security I	B	4,463	—	(1,444)	3,019	CCC	(365)	94.1	9.0
Security J	B	5,262	—	(1,878)	3,384	CCC	(806)	90.6	11.6
Security K	A	7,328	—	(110)	7,218	CCC	(2,040)	65.8	37.2
Security L	B	8,717	—	(2,877)	5,840	CCC	(867)	96.0	5.8
Security M	A	7,369	77	(9)	7,437	D	(4,942)	56.0	39.6
Security N	A	23,120	—	(2,504)	20,616	A	(1,104)	90.6	11.6

		$62,756	$1,862	$(10,480)	$54,138		$(21,326)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	One security (Security G) with an amortized cost of $2.0 million was sold during the three months ended March 31, 2011 for a loss of $1.0 million.

Trust Preferred Securities - Single Issuers – At March 31, 2011, the fair value of the single issuer trust preferred portfolio was $46.1 million, an increase of $3.8 million from the fair value of $42.3 million at December 31, 2010. The gross unrealized loss of $4.9 million at March 31, 2011 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization, money center financial institutions, which continued to service debt and showed indications of stabilization in their capital structures. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other than temporarily impaired at March 31, 2011 as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period.

Trust Preferred Securities - Single Issuers

Deal Name	Amortized Cost	Unrealized		Fair Value	Lowest Credit Ratings as of March 31, 2011	Total Other-Than- Temporary Impairment thru March 31, 2011
		Gains	Losses
(Dollars in thousands)
Security B	$6,826	$—	$(1,044)	$5,782	BB	$—
Security C	8,600	—	(286)	8,314	BBB	—
Security D	9,540	—	(1,840)	7,700	BB	—
Security E	11,680	39	(700)	11,019	BBB	—
Security F	14,246	27	(1,030)	13,243	BBB	—

	$50,892	$66	$(4,900)	$46,058		$—

Agency CMOs – GSE – There were $5.0 million in unrealized losses in the Company’s investment in agency CMOs at March 31, 2011 compared to $6.3 million at December 31, 2010. The improvement in unrealized losses was the result of tighter market spreads during the first quarter 2011. The contractual cash flows for these investments are performing as expected. The Company does not consider these investments to be other than temporarily impaired at March 31, 2011 as the Company does not intend to sell these investments and has determined, based on available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Equity securities – The unrealized losses on the Company’s investment in equity securities decreased to $152 thousand at March 31, 2011 from $233 thousand at December 31, 2010. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($5.6 million of the total fair value at March 31, 2011) and auction rate preferred securities ($1.2 million of the total fair value at March 31, 2011). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other than temporarily impaired at March 31, 2011.

Mortgage-backed securities – GSE –There were no unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at March 31, 2011 compared to $88 thousand in unrealized losses at December 31, 2010. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010. With tighter market spreads during the three months ended March 31, 2011, these securities are all at unrealized gains.

Commercial mortgage backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $2.1 million at March 31, 2011 from $3.5 million at December 31, 2010. This decrease is primarily the result of improvement in credit spreads in 2011 compared to 2010 and the recent overall drop in credit spreads during the three months ended March 31, 2011. The contractual cash flows for these investments are performing as expected. The decline in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other than temporarily impaired at March 31, 2011.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at March 31, 2011:

Municipal bonds and notes – The unrealized losses on the Company’s investment in municipal bonds and notes decreased to $14.6 million at March 31, 2011 from $25.2 million at December 31, 2010. This decrease is primarily the result of credit spread improvement in 2011 compared to 2010. The municipal portfolio is comprised of bank qualified bonds, over 90% with credit ratings ranging from AAA to A. In addition, the portfolio is comprised of 87% General Obligation bonds and 13% Revenue bonds. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other-than-temporarily impaired at March 31, 2011.

Agency collateralized mortgage obligations – GSE – The unrealized losses on the Company’s investment in agency CMOs are attributable to one security at March 31, 2011 were $0.2 million compared to $0.5 million at December 31, 2010. The contractual cash flows for this investment is performing as expected. With tighter market spreads during the three months ended March 31, 2011, the remainder of agency CMO securities are all at unrealized gains.

Mortgage-backed securities – GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs increased to $6.3 million at March 31, 2011 from $4.3 million at December 31, 2010. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2010. As the decrease in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

CMBS and Private Label CMOs – There were unrealized losses of $0.2 million on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at March 31, 2011 compared to no losses at December 31, 2010. These securities carry AAA ratings and are currently performing as expected.

There were no significant credit downgrades on held to maturity securities during the three months ended March 31, 2011, and these securities are currently performing as anticipated. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost

For the three months ended March 31, 2011 and 2010, proceeds from sale of available for sale securities were $91.9 million and $120.6 million, respectively. Gross gains realized from the sale of available for sale securities were $3.2 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively. Gross losses realized from the sale of available for sale securities were $1.0 million and zero for the three months ended March 31, 2011 and 2010, respectively. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities, excluding trading securities, and the impact of the recognition of other than temporary impairments for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011				2010
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	—	—	—	—	—	—	—	—
Pooled trust preferred securities	—	(974)	—	(974)	—	—	(3,613)	(3,613)
Single issuer trust preferred securities	—	—	—	—		—		—
Equity securities	374	—	—	374	—	—	(67)	(67)
Mortgage-backed securities-GSE	2,776	—	—	2,776	4,318	—	—	4,318
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—

Total available for sale	$3,150	$(974)	$—	$2,176	$4,318	$—	$(3,680)	$638

The following is a roll forward of the amount of credit related OTTI for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Balance of credit related OTTI, beginning of period	$26,320	$43,492
Additions for credit related OTTI not previously recognized	—	3,613
Reduction for securities sold	(4,994)	—
Reduction for non-credit related OTTI previously recognized when there is no intent and/or requirement to sell before recovery of the amortized cost basis	—	—

Subtotal of additions and reductions, net	(4,994)	3,613

Balance of credit-related OTTI, end of period	$21,326	$47,105

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other than temporary impairment in future periods.

There were no additions to credit related OTTI for the three months ended March 31, 2011. There was a reduction in outstanding credit-related OTTI due to the sale of one security during the three months ended March 31, 2011.

Investments in Private Equity Funds

In addition to investment securities, the Company carries investments in private equity funds. These investments, which totaled $12.5 million at March 31, 2011, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a gain of $1.1 million during the three months ended March 31, 2011 and a gain of $0.7 million, net of OTTI charges on these investments, during the three months ended March 31, 2010. These amounts are included in other non-interest income on the Condensed Consolidated Statement of Operations.

Trading Securities

During the three months ended March 31, 2011, the Company sold the remaining 571,143 shares of Higher One’s common stock and recorded a loss of $1.8 million in the Condensed Consolidated Statements of Operations.

NOTE 4: Loans, Net

Recorded Investment in Loans. The following table summarizes recorded investment in loans by portfolio segment at March 31, 2011 and December 31, 2010:

	March 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans:
Ending balance (a)	$3,150,269	$2,811,568	$2,192,619	$2,216,206	$643,388	$11,014,050

Ending balance: individually evaluated for impairment	$146,994	$40,533	$126,022	$287,191	$11,277	$612,017

Ending balance: collectively evaluated for impairment	$3,003,275	$2,771,035	$2,066,597	$1,929,015	$632,111	$10,402,033

(a)	The total loan balance includes $9.3 million of net unamortized premiums and $26.1 million of net deferred costs as of March 31, 2011.

	December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans:
Ending balance (a)	$3,147,492	$2,859,221	$2,109,013	$2,197,988	$710,925	$11,024,639

Ending balance: individually evaluated for impairment	$138,921	$41,366	$148,064	$247,049	$15,702	$591,102

Ending balance: collectively evaluated for impairment	$3,008,571	$2,817,855	$1,960,949	$1,950,939	$695,223	$10,433,537

(a)	The total loan balance includes $10.1 million of net unamortized premiums and $28.2 million of net deferred costs as of December 31, 2010.

Allowance for Loan Losses. The following table summarizes the allowance for loan losses by portfolio segment for the three months ending March 31, 2011 and 2010:

	March 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	669	8,525	4,144	827	(2,165)	(2,000)	10,000
Losses charged off	(3,350)	(14,988)	(11,111)	(7,360)	(1,134)		(37,943)
Recoveries	128	1,213	1,416	—	1,469		4,226

Balance, end of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948

Ending balance: individually evaluated for impairment	$14,134	$3,623	$9,612	$10,536	$2	$—	$37,907

Ending balance: collectively evaluated for impairment	$14,105	$86,198	$59,307	$60,626	$19,805	$20,000	$260,041

	March 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	5,449	19,259	6,631	6,955	2,706	2,000	43,000
Losses charged off	(4,525)	(19,211)	(7,640)	(6,592)	(5,107)	—	(43,075)
Recoveries	382	659	769	—	952	—	2,762

Balance, end of period	$28,201	$102,724	$88,166	$75,116	$27,664	$22,000	$343,871

Ending balance: individually evaluated for impairment	$8,518	$1,836	$14,900	$5,681	$423	$—	$31,358

Ending balance: collectively evaluated for impairment	$19,683	$100,888	$73,266	$69,435	$27,241	$22,000	$312,513

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower and/or sponsor to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan to property value, and the borrower’s debt to income level and are also influenced by statutory requirements.

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

Impairment analysis is performed for all modified loans that are deemed to TDRs and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, the original contractual interest rate for the loan is used as the discount rate for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

At March 31, 2011, the recorded investment balance of impaired loans totaled $616.4 million and included $360.4 million of loans with $37.9 million of established specific reserves. The $616.4 million of impaired loans at March 31, 2011 included $495.1 million of TDRs. At December 31, 2010, the recorded investment of impaired loans totaled $595.1 million and included $363.0 million of loans with specific reserves of $36.0 million. The increase in impaired loans is the result of an increase in troubled debt restructurings.

The following tables summarize impaired loans by class as of March 31, 2011 and December 31, 2010:

	At March 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance
Residential:
1-4 family	$12,064	$16,284	$—	$13,122
Permanent-NCLC	2,450	4,508	—	2,556
Construction	436	661	—	218
Liquidating portfolio-construction loans	15	9,057	—	16
Consumer:			—
Home equity loans	4,257	51,830	—	5,473
Liquidating portfolio-home equity loans	1,740	46,279	—	2,250
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	60,794	63,386	—	56,783
Asset-based loans	7,420	7,864	—	8,901
Commercial real estate:
Commercial real estate	104,463	107,947	—	96,551
Commercial construction	18,333	18,249	—	18,078
Residential development	30,950	31,176	—	26,044
Equipment Financing	13,160	23,430	—	14,090
Total:
Residential	14,965	30,510	—	15,912
Consumer	5,997	98,109	—	7,723
Commercial	68,214	71,250	—	65,684
Commercial real estate	153,746	157,372	—	140,673
Equipment Financing	13,160	23,430	—	14,090

Total loans without a specific valuation allowance	$256,082	$380,671	$—	$244,082

Loans with a specific valuation allowance
Residential:
1-4 family	$121,941	$128,655	$11,884	$117,099
Permanent-NCLC	10,300	10,971	2,247	10,205
Construction	134	131	3	67
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	28,857	30,372	2,711	27,713
Liquidating portfolio-home equity loans	5,789	6,649	911	5,618
Other consumer	8	8	1	8
Commercial:
Commercial non-mortgage	55,299	59,372	9,110	68,736
Asset-based loans	3,050	5,050	502	3,237
Commercial real estate:
Commercial real estate	117,601	124,165	9,560	104,550
Commercial construction	16,213	21,662	881	17,343
Residential development	643	1,212	95	5,633
Equipment Financing	519	519	2	1,489
Total:
Residential	132,375	139,757	14,134	127,371
Consumer	34,654	37,029	3,623	33,339
Commercial	58,349	64,422	9,612	71,973
Commercial real estate	134,457	147,039	10,536	127,526
Equipment Financing	519	519	2	1,489

Total loans with a specific valuation allowance	$360,354	$388,766	$37,907	$361,698

Total	$616,436	$769,437	$37,907	$605,780

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance
Residential:
1-4 family	$14,179	$18,906	$—	$16,182
Permanent-NCLC	2,662	4,508	—	6,491
Construction	—	—	—	23
Liquidating portfolio-construction loans	17	10,008	—	1,271
Consumer:
Home equity loans	6,689	49,702	—	7,323
Liquidating portfolio-home equity loans	2,761	48,083	—	3,096
Other consumer	—	—	—	43
Commercial:
Commercial non-mortgage	52,772	56,872	—	46,918
Asset-based loans	10,382	10,826	—	8,871
Commercial real estate:
Commercial real estate	88,638	91,310	—	86,810
Commercial construction	17,823	17,770	—	28,105
Residential development	21,139	21,587	—	37,256
Equipment Financing	15,020	26,458	—	16,105
Total:
Residential	16,858	33,422	—	23,967
Consumer	9,450	97,785	—	10,462
Commercial	63,154	67,698	—	55,789
Commercial real estate	127,600	130,667	—	152,171
Equipment Financing	15,020	26,458	—	16,105

Total loans without a specific valuation allowance	$232,082	$356,030	$—	$258,494

Loans with a specific valuation allowance
Residential:
1-4 family	$112,256	$117,842	$11,358	$74,245
Permanent-NCLC	10,111	10,789	2,204	9,102
Construction	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	26,569	27,879	2,577	15,700
Liquidating portfolio-home equity loans	5,446	6,458	888	3,672
Other consumer	8	8	1	4
Commercial:
Commercial non-mortgage	82,172	83,412	10,589	76,562
Asset-based loans	3,425	4,905	133	4,976
Commercial real estate:
Commercial real estate	91,499	92,211	5,054	47,036
Commercial construction	18,473	21,698	2,015	9,564
Residential development	10,624	11,495	1,097	16,700
Equipment Financing	2,459	2,601	81	2,353
Total:
Residential	122,367	128,631	13,562	83,347
Consumer	32,023	34,345	3,466	19,376
Commercial	85,597	88,317	10,722	81,538
Commercial real estate	120,596	125,404	8,166	73,300
Equipment Financing	2,459	2,601	81	2,353

Total loans with a specific valuation allowance	$363,042	$379,298	$35,997	$259,914

Total	$595,124	$735,328	$35,997	$518,408

The following table summarizes interest income recognized by class for the three months ended March 31, 2011 and 2010:

(In thousands)	Interest Income recognized for the three months ended March 31, 2011	Interest Income recognized for the three months ended March 31, 2010
Loans without a specific valuation allowance
Residential:
1-4 family	$21	$195
Permanent-NCLC	—	12
Construction	—	—
Liquidating portfolio-construction loans	7	—
Consumer:
Home equity loans	163	114
Liquidating portfolio-home equity loans	81	73
Other consumer	—	—
Commercial:
Commercial non-mortgage	640	192
Asset-based loans	92
Commercial real estate:
Commercial real estate	999	576
Commercial construction	247	—
Residential development	162	238
Equipment Financing	12	74
Total:
Residential	28	207
Consumer	244	187
Commercial	732	192
Commercial real estate	1,408	814
Equipment Financing	12	74

Total loans without a specific valuation allowance	$2,424	$1,474

Loans with a specific valuation allowance
Residential:
1-4 family	$1,200	$329
Permanent-NCLC	99	64
Construction	2	9
Liquidating portfolio-construction loans	—	—
Consumer:
Home equity loans	361	52
Liquidating portfolio-home equity loans	122	21
Other consumer	—	—
Commercial:
Commercial non-mortgage	776	418
Asset-based loans	—	—
Commercial real estate:
Commercial real estate	972	167
Commercial construction	75	12
Residential development	—	—
Equipment Financing	10	54
Total:
Residential	1,301	402
Consumer	483	73
Commercial	776	418
Commercial real estate	1,047	179
Equipment Financing	10	54

Total loans with a specific valuation allowance	$3,617	$1,126

Total	$6,041	$2,600

Of the total interest income recognized for the three months ended March 31, 2011 and March 31, 2010, $0.9 million and $0.6 million of interest income, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments.

Loan Portfolio Aging. The following table summarizes the Company’s loan portfolio aging by class of loan as of March 31, 2011 and December 31, 2010:

March 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (a)	Total Loans > 90 Days and Accruing
Residential:
1-4 family	$9,785	$8,732	$87,595	106,112	$2,989,410	$3,095,522	$—
Permanent-NCLC	—	563	6,844	7,407	9,701	17,108	—
Construction	—	—	1,311	1,311	29,949	31,260	—
Liquidating portfolio-construction loans	—	—	—	—	—	—	—
Consumer:
Home equity loans	11,388	5,625	31,616	48,629	2,538,897	2,587,526	—
Liquidating portfolio-home equity loans	3,767	2,199	7,802	13,768	155,267	169,035	—
Other consumer	307	137	106	550	31,512	32,062	—
Commercial:
Commercial non-mortgage	6,373	2,373	40,631	49,377	1,659,368	1,708,745	97
Asset-based loans	—	—	5,062	5,062	479,222	484,284	—
Commercial real estate:
Commercial real estate	16,296	5,933	38,368	60,597	2,026,002	2,086,599	—
Commercial construction	—	—	8,727	8,727	65,756	74,483	—
Residential development	—	—	17,300	17,300	38,948	56,248	—
Equipment Financing	8,922	1,598	16,602	27,122	608,656	635,778	—

Total	$56,838	$27,160	$261,964	$345,962	$10,632,688	$10,978,650	$97

(a) Excludes $9.3 million of net unamortized premiums and $26.1 million of net deferred costs as of March 31, 2011.
December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable (a)	Total Loans > 90 Days and Accruing
Residential:
1-4 family	$13,682	$7,305	$91,556	$112,543	$2,980,882	$3,093,425	$—
Permanent-NCLC	—	—	6,724	6,724	17,920	24,644	—
Construction	—	526	849	1,375	21,254	22,629	—
Liquidating portfolio-construction loans	—	—	—	—	1	1	—
Consumer:
Home equity loans	15,270	5,871	34,456	55,597	2,571,636	2,627,233	—
Liquidating portfolio-home equity loans	4,204	1,924	9,722	15,850	160,726	176,576	—
Other consumer	288	110	119	517	30,951	31,468	—
Commercial:
Commercial non-mortgage	3,800	1,401	34,456	39,657	1,614,076	1,653,733	91
Asset-based loans	—	—	7,832	7,832	447,458	455,290	—
Commercial real estate:
Commercial real estate	3,962	7,044	41,134	52,140	2,012,463	2,064,603	—
Commercial construction	—	—	10,856	10,856	63,840	74,696	—
Residential development	194	—	15,478	15,672	44,160	59,832	—
Equipment Financing	6,360	1,577	20,482	28,419	673,814	702,233	—

Total	$47,760	$25,758	$273,664	$347,182	$10,639,181	$10,986,363	$91

(a)	Excludes $10.1 million of net unamortized premiums and $28.2 million of net deferred costs as of December 31, 2010.

Loans on Nonaccrual Status. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential and consumer loans are placed on nonaccrual status after 90 days past due. All commercial, commercial real estate, and equipment financing loans are subject to a detailed review by the Company’s credit risk team when 90 days past due or when expected to be unable to pay and a specific determination is made to put a loan on non-accrual status. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed and charged against interest income.

The following table summarizes the Company’s loans on nonaccrual status as of March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Residential:
1-4 family	$87,595	$91,556
Permanent-NCLC	6,844	6,724
Construction	1,311	849
Consumer:
Home equity loans	31,616	34,456
Liquidating portfolio-home equity loans	7,802	9,722
Other consumer	106	119
Commercial:
Commercial non-mortgage	40,534	34,365
Asset-based loans	5,062	7,832
Commercial real estate:
Commercial real estate	38,368	41,134
Commercial construction	8,727	10,856
Residential development	17,300	15,478
Equipment Financing	16,602	20,482

Total	$261,867	$273,573

Interest on nonaccrual loans that would have been recorded as additional interest income for the three months ended March 31, 2011 and 2010, had the loans been current in accordance with their original terms, totaled $6.3 million and $6.9 million, respectively.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all Consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. At March 31, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. All TDRs are reported as impaired. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At March 31, 2011, approximately 55% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

At March 31, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $34.3 million and $30.7 million related to TDRs, respectively. For the three months ended March 31, 2011 and 2010, Webster charged off $10.4 million and $1.9 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $13.5 million at March 31, 2011. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan.

At March 31, 2011 and December 31, 2010, TDRs approximated $456.9 million and $416.2 million, respectively, as follows:

	March 31, 2011
	TDRs on Accrual Status			TDRs on Nonaccrual Status			Total TDRs
($ in thousands)	Number of Loans	Balance of Loans	Coupon Rate	Number of Loans	Balance of Loans	Coupon Rate	Number of Loans	Balance of Loans	Coupon Rate
Residential:
1-4 family	279	$62,628	4.1%	221	$46,931	4.2%	500	$109,559	4.1%
Permanent-NCLC	15	4,616	4.5	10	3,307	5.1	25	7,923	4.7
Construction	1	128	6.9	—	—	—	1	128	6.9
Consumer:
Home equity loans	197	14,827	4.4	196	11,118	5.3	393	25,945	4.8
Liquidating portfolio-home equity loans	53	2,344	5.3	70	2,437	6.5	123	4,781	5.9
Other consumer	—	—	—	1	6	6.5	1	6	6.5
Commercial:
Commercial non-mortgage	52	73,766	6.0	59	10,265	6.1	111	84,031	6.0
Asset-based loans	1	5,470	7.0	3	2,548	5.2	4	8,018	6.4
Commercial real estate:
Commercial real estate	33	159,146	4.1	14	9,087	5.4	47	168,233	4.2
Commercial construction	3	25,328	5.0	—	—	—	3	25,328	5.0
Residential development	3	9,181	4.5	4	9,533	4.9	7	18,714	4.7
Equipment Financing	10	1,181	7.5	13	3,041	8.1	23	4,222	8.0

TOTAL	647	$358,615	4.6%	591	$98,273	4.9%	1,238	$456,888	4.7%

	December 31, 2010
	TDRs on Accrual Status			TDRs on Nonaccrual Status			Total TDRs
($ in thousands)	Number of Loans	Balance of Loans	Coupon Rate	Number of Loans	Balance of Loans	Coupon Rate	Number of Loans	Balance of Loans	Coupon Rate
Residential:
1-4 family	242	$55,156	3.9%	216	$45,371	4.5%	458	$100,527	4.2%
Permanent-NCLC	15	4,640	4.5	9	3,143	5.2	24	7,783	4.8
Construction	—	—	—	—	—	—	—	—	—
Consumer:
Home equity loans	166	13,089	4.3	189	10,778	5.4	355	23,867	4.8
Liquidating portfolio-home equity loans	43	1,988	5.1	73	2,470	6.2	116	4,458	5.7
Other consumer	—	—	—	1	7	6.5	1	7	6.5
Commercial:
Commercial non-mortgage	69	82,519	6.4	46	9,097	6.5	115	91,616	6.4
Asset-based loans	2	6,176	7.1	—	—		2	6,176	7.1
Commercial real estate:
Commercial real estate	28	128,289	4.2	9	3,539	6.4	37	131,828	4.2
Commercial construction	3	24,879	4.3	—	—	—	3	24,879	4.3
Residential development	3	8,936	4.6	4	10,235	4.9	7	19,171	4.7
Equipment Financing	11	2,172	7.3	15	3,708	7.8	26	5,880	7.6

TOTAL	582	$327,844	4.8%	562	$88,348	5.1%	1,144	$416,192	4.9%

	March 31, 2011		December 31, 2010
(In thousands)	TDRs on Accrual Status	TDRs on Nonaccrual Status	TDRs on Accrual Status	TDRs on Nonaccrual Status
Extended Maturity	$80,108	$29,118	$96,880	$30,883
Adjusted Interest Rates	37,487	8,800	13,260	5,208
Combination of Rate and Maturity	81,482	35,952	78,215	36,847
Other (a)	159,538	24,403	139,489	15,410

Total	$358,615	$98,273	$327,844	$88,348

(a)	Other includes covenant modifications, forebearance and other concessions or combination of concessions that do not consist of interest rate reductions and/or maturity extensions. Approximately 95% of the Other category relates to Commercial and Commercial Real Estate loans.

The increase in residential and consumer troubled debt restructurings reflect the impact of Webster’s continued mortgage assistance efforts to keep borrowers in their homes. The increase in commercial troubled debt restructurings also reflect Webster’s intent to provide prudent financial solutions for those customers who were impacted by the severe economic conditions that have existed over the past few years. With regard to modifications of consumer and residential loans, consumer and residential borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments.

The Company’s loan portfolio at March 31, 2011 included four loans with an A Note/B Note structure, with a balance of $24.9 million. These loans were restructured into an A Note/B Note structure as a result of evaluating the cash flow of the borrower to support repayment. Webster immediately charged off the balance B Notes totaling $8.6 million. The A Notes were underwritten at market rates with acceptable terms and conditions, and are classified as troubled debt restructurings. The four A notes are paying under the terms of the modified loan agreement. Two of the four A notes are on accrual status, as the borrower is paying under the terms of the loan agreement prior to and subsequent to the modification. The remaining two loans are on non-accrual status while they complete the seasoning period.

Webster evaluates the success of its modification efforts by monitoring the re-default rates of its borrowers. The following table provides the troubled debt restructurings that subsequently defaulted as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
($ in thousands)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Residential:
1-4 family	43	$6,559	39	$5,939
Permanent-NCLC	4	1,227	4	1,227
Construction	—	—	—	—
Consumer:
Home equity loans	32	737	22	649
Liquidating portfolio-home equity loans	21	403	21	406
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	22	5,788	18	24,066
Asset based loans	—	—	—	—
Commercial real estate:
Commercial real estate	5	5,101	—	—
Commercial construction	—	—	—	—
Residential development	2	7,950	1	7,195
Equipment Financing	2	92	2	226

TOTAL	131	$27,857	107	$39,708

Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system is a dual grade system that assigns a rating to each borrower and to the facility, which together form Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of a borrower and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

A “special mention” (7) credit has the potential weakness that if left uncorrected may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “doubtful” (9) has all the same weaknesses as substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “loss” (10) are considered uncollectible and charged off.

At March 31, 2011 and December 31, 2010, the Commercial, Commercial Real Estate and Equipment Financing loans segregated by risk rating exposure are as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
(1) - (6) Pass	$1,815,628	$1,713,729	$1,732,276	$1,666,357	$576,190	$631,189
(7) Special Mention	51,923	59,103	73,400	71,835	27,130	30,745
(8) Substandard	316,301	327,989	410,334	458,962	40,069	48,991
(9) Doubtful	8,767	8,192	196	834	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,192,619	$2,109,013	$2,216,206	$2,197,988	$643,389	$710,925

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to loan portfolio aging analysis table included in this footnote.

The total Commercial, CRE and Equipment Financing TDRs segregated by risk rating exposure at March 31, 2011 and December 31, 2010, are as follows:

(In thousands)	March 31, 2011	December 31, 2010
(1) - (6) Pass	$40,108	$5,156
(7) Special Mention	24,596	8,347
(8) Substandard	243,463	265,719
(9) Doubtful	379	328
(10) Loss	—	—

Total	$308,546	$279,550

The increase in the Pass category from December 31, 2010 to March 31, 2011 is primarily due to two CRE loans upgraded from Substandard to Pass during the period, and one new CRE TDR in the period that upon completion was Pass rated. The increase in the Special Mention category from December 31, 2010 to March 31, 2011 is due to one new CRE TDR in the period.

NOTE 5: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	March 31, 2011	December 31, 2010
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	18,963	20,205
Other	917	1,072

Other intangible assets	19,880	21,277

Total goodwill and other intangible assets	$549,767	$551,164

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	March 31, 2011			December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(30,457)	$18,963	$49,420	$(29,215)	$20,205
Other	4,699	(3,782)	917	4,699	(3,627)	1,072

Total	$54,119	$(34,239)	$19,880	$54,119	$(32,842)	$21,277

Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350 - Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill (Retail Banking and HSA Bank (“HSA”)) were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. GAAP requires additional testing if events or circumstances indicate that impairment may exist. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. For additional information regarding the valuation of goodwill see pages 117-119 of the 2010 Form 10-K.

Amortization of intangible assets for the three months ended March 31, 2011 and 2010 totaled $1.4 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years.

(In thousands)
For years ending December 31,
2011	$5,588
2012	5,420
2013	4,919
2014	2,685
2015	1,523

NOTE 6: Deposits

A summary of deposits by type follows:

(In thousands)	March 31, 2011	December 31, 2010
Non-interest bearing:
Demand	$2,183,665	$2,216,987
Interest bearing:
NOW	1,401,238	1,350,929
Health savings accounts	970,469	843,310
Money market	2,696,076	2,460,918
Savings	3,721,445	3,586,732
Certificates of deposit	3,030,707	3,071,030
Brokered deposits	121,068	78,879

Total interest bearing	11,941,003	11,391,798

Total	$14,124,668	$13,608,785

The scheduled maturities of time deposits (certificates of deposit and brokered deposits) at March 31, 2011 are as follows:

(Amount in thousands)
Maturing in the years ending December 31:
2011	$1,680,275
2012	601,466
2013	351,290
2014	156,216
2015	294,583
Thereafter	67,945

Total	$3,151,775

NOTE 7: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.23 % to 6.60 % due in 2011	$—	$—	$410,104	$—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.31 % to 5.49 % due in 2013	299,000	49,000	299,000	49,000
0.00 % to 6.00 % due after 2015	51,499	—	5,886	—

	401,899	49,000	766,390	49,000
Unamortized premiums	1,138	—	1,249	—
Hedge accounting adjustments	260	—	366	—

Total advances	$403,297	$49,000	$768,005	$49,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.3 billion at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 8: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase (“repurchase agreements”) and other short-term borrowings:

(In thousands)	March 31, 2011	December 31, 2010
Securities sold under agreements to repurchase:
Original maturity of one year or less	$295,325	$289,144
Callable at the option of the counterparty	400,000	400,000
Non-callable	150,850	150,000

	846,175	839,144
Other short-term borrowings:
Federal funds purchased	—	236,500
Treasury, tax and loan	11,219	15,833

	11,219	252,333

Total	$857,394	$1,091,477

During the three months ended March 31, 2011 and for the year ended December 31, 2010, securities sold under agreements to repurchase were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

NOTE 9: Long-Term Debt

Long-term debt consists of the following at:

(In thousands)	Maturity date	Stated interest rate	March 31, 2011	December 31, 2010
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes	2013	5.875%	177,480	177,480
Junior subordinated debt related to capital trusts (a):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes	2033	3.259%	77,320	77,320
People’s Bancshares Capital Trust II, fixed-rate notes	2030	11.695%	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II, floating-rate notes (c)	2033	6.217%	2,070	2,070
NewMil Statutory Trust I, floating-rate notes (b)	2033	3.453%	—	10,310

Total junior subordinated debt related to capital trusts			225,769	236,079

Total notes			553,249	563,559
Unamortized premiums, net			(189)	(188)
Hedge accounting adjustments			17,577	19,466

Total long-term debt			$570,637	$582,837

(a)	At March 31, 2011 the Company had $225.8 million of junior subordinated debt issued to several wholly owned trusts as follows: one Connecticut statutory business trusts, Webster Statutory Trust I; two Delaware capital business trusts, Webster Capital Trust IV and Eastern Wisconsin Bancshares Capital Trust II; and New York capital business trust, People’s Bancshares Capital Trust II. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Condensed Consolidated Financial Statements.
(b)	On March 28, 2011 the Company redeemed NewMil Statutory Trust 1 using cash on hand.
(c)	On February 14, 2011 the Company received approval from the Federal Reserve to redeem Eastern Wisconsin Bancshares Capital Trust II on May 20, 2011.

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank, N.A. to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At March 31, 2011, Webster and Webster Bank were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank, N.A.:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,655,005	14.3%	$927,992	8.0%	$1,159,990	10.0%
Tier 1 capital	1,472,061	12.7	463,996	4.0	695,994	6.0
Tier 1 leverage capital ratio	1,472,061	8.4	697,594	4.0	871,993	5.0
Webster Bank, N.A.
Total risk-based capital	$1,674,013	14.5%	$926,030	8.0%	$1,157,538	10.0%
Tier 1 capital	1,491,822	12.9	463,015	4.0	694,523	6.0
Tier 1 leverage capital ratio	1,491,822	8.6	696,218	4.0	870,273	5.0
At December 31, 2010
Webster Financial Corporation
Total risk-based capital	$1,652,379	14.0%	$944,992	8.0%	$1,181,239	10.0%
Tier 1 capital	1,431,094	12.1	472,496	4.0	708,744	6.0
Tier 1 leverage capital ratio	1,431,094	8.3	686,158	4.0	857,697	5.0
Webster Bank, N.A.
Total risk-based capital	$1,684,608	14.3%	$941,540	8.0%	$1,176,925	10.0%
Tier 1 capital	1,464,236	12.4	470,770	4.0	706,155	6.0
Tier 1 leverage capital ratio	1,464,236	8.6	684,318	4.0	855,398	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at March 31, 2011.

NOTE 11: Earnings (Loss) Per Common Share

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Three months ended March 31,
(In thousands, except share and per share data)	2011	2010
Earnings (loss) for basic earnings (loss) from continuing operations per common share:
Net income (loss) from continuing operations available to common shareholders	$31,470	$(6,069)
Less dividends declared or accrued:
Common shareholders	(867)	(779)
Participating shares	(4)	(3)

Total undistributed income (loss) available to common shareholders	30,599	(6,851)
Add dividends paid to common shareholders	867	779
Less income allocated to participating securities	(129)	—

Allocated net income (loss) and distributions to common shareholders	$31,337	$(6,072)

Earnings (loss) for dilutive earnings (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	$31,470	$(6,069)
Less dividends declared or accrued:
Common shareholders	(867)	(779)
Participating shares	(4)	(3)

Total undistributed income (loss) available to common shareholders	30,599	(6,851)
Dividends paid to common shareholders	867	779
Less:
Income allocated to participating securities (a)	(129)	—

Net income (loss) allocated to common shareholders	$31,337	$(6,072)

Earnings for basic earnings from discontinued operations per common share:
Net income from discontinued operations available to common shareholders	$1,995	—

Shares:
Weighted average common shares outstanding - basic	86,896	77,922
Effect of dilutive securities:
Stock options	394	—
Warrants - Series A1 and A2	4,707	—
U.S. Treasury	557	—
Series A Preferred Stock	—	—

Weighted average common shares outstanding - diluted	92,554	77,922

Earnings (loss) from continuing operations per common share:
Basic	$0.36	$(0.08)
Diluted	$0.34	$(0.08)

Earnings from discontinued operations per common share:
Basic	$0.02	—
Diluted	$0.02	—
Earnings (loss) per common share:
Basic	$0.38	$(0.08)
Diluted	$0.36	$(0.08)

(a)	Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed. Losses are not allocated to participating securities, as they are not contractually obligated to fund the undistributed loss. The contractual redemption amount of the unvested participating securities was not reduced as a result of the undistributed losses.

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

	Three months ended March 31,
(In thousands)	2011	2010
Non-participating stock options	560	917

Total	560	917

Stock Options

Options to purchase 1.9 million shares, for the three months ended March 31, 2011 and 2.4 million shares for the three months ended March 31, 2010, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 19,228 for the three months ended March 31, 2011 and 112,009 for the three months ended March 31, 2010, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at March 31, 2011 and 2010 represent potential common stock of 1.1 million shares, for each period. The effect of the potential common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010.

Warrants – Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was included in the calculation of diluted earnings per share because the exercise price was less than the average market price of Webster’s common stock for the three months ended March 31, 2011. The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment was excluded from the calculation of diluted earnings per share because of the net loss available to common shareholders for the three months ended March 31, 2010.

Warrant – U.S. Treasury

The warrant to purchase an aggregate 3.3 million shares of common stock issued in connection with the Series B Preferred Stock on November 21, 2008 was included in the calculation of diluted earnings per share because the exercise price of $18.28 was less than the average market price of Webster’s common stock for the three months ended March 31, 2011. The Warrant to purchase 3.3 million shares was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the three months ended March 31, 2010.

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

During March 2011, Webster entered into two $50 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuances of short term debt. Each swap pays fixed rates and receives 3-month LIBOR indexed floating rates, effective on March 15, 2012 and maturing on March 15, 2016. Cash settlement is expected to occur on the effective date and the forecasted 4-year debt issuances are expected to occur between December 15, 2011 and June 15, 2012.

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

In addition, on March 31, 2010 Webster previously entered into an additional forward settle $100 million swap, effective April 1, 2011, which qualifies for cash flow hedge accounting. The related forecasted 3-year debt borrowing is expected to occur by June 1, 2011.

All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps are marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $1.9 million loss as of March 31, 2011.

There is a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value marked through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is $1.7 million loss as of March 31, 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $5.2 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

	Consolidated Balance Sheet Location	# of Instruments	March 31, 2011		# of Instruments	December 31, 2010
(Dollars in thousands)			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(1,710)	1	$100,000	$(2,050)
Forward settle interest rate swap on anticipated debt	Other liabilities	1	100,000	(4,002)	1	100,000	(4,158)
Forward settle interest rate swap on anticipated debt	Other assets	3	200,000	2,072	1	100,000	186

The net impact on interest expense related to cash flow hedges for the three months ended March 31, 2011 and 2010 is presented below:

	Three months ended March 31,
	2011			2010
	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on FHLB advances	$382	$369	$751	$—	$369	$369
Interest rate swaps on subordinated debt	—	(37)	(37)	—	(37)	(37)
Interest rate swaps on Trust Preferred Securities	—	(45)	(45)	—	(45)	(45)

Net impact on interest expense on borrowings	$382	$287	$669	$—	$287	$287

At March 31, 2011, the remaining unamortized loss on the termination of cash flow hedges was $1.7 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

	Consolidated Balance Sheet Location		March 31, 2011			December 31, 2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on FHLB advances	Other assets	0	—	—	1	100,000	61

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in earnings. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in earnings. The $100 million receive fixed, pay floating rate swap designated as a fair value hedge of $100 million fixed rate FHLB advance matured on February 1, 2011.

The net impact on interest expense related to fair value hedges for the three months ended March 31, 2011 and 2010 is presented below:

	Three months ended March 31,
	2011				2010
	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest (Income)	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$—	$—	$(799)	$(799)
Interest rate swaps on subordinated debt	—	—	(1,120)	(1,120)	(497)	(94)	(728)	(1,319)
Interest rate swaps on FHLB advances	(61)	(144)	99	(106)	(185)	(393)	328	(250)

Net impact on interest expense on borrowings	$(61)	$(144)	$(1,820)	$(2,025)	$(682)	$(487)	$(1,199)	$(2,368)

At March 31, 2011, the remaining unamortized gain on the termination of fair value hedges was $18.1 million.

Non- Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging.” Changes in the fair value of derivatives not designated for hedge accounting are recorded as a component of non-interest income. As of March 31, 2011 and December 31, 2010, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated		March 31, 2011			December 31, 2010
(Dollars in thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	96	$437,474	$29,112	98	$447,689	$33,890
Commercial loan interest rate swaps	Other liabilities	5	43,406	(1,233)	2	30,542	(990)
Commercial loan interest rate swaps with floors	Other assets	12	26,023	909	12	28,342	1,060
Commercial loan interest rate caps	Other liabilities	7	42,527	(88)	5	19,164	(83)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	100	480,833	(24,917)	99	478,185	(30,032)
Commercial loan interest rate swaps with floors	Other liabilities	12	26,023	(466)	12	28,342	(625)
Commercial loan interest rate caps	Other liabilities	7	42,527	108	5	19,164	98

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011			2010
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(100)	$(100)	$—	$—	$—
Commercial loan interest rate derivatives, net	207	161	368	175	15	190
Fed funds futures contracts	—	(119)	(119)	—	(152)	(152)

Net impact on other non-interest income	$207	$(58)	$149	$175	$(137)	$38

The weighted average rates paid and received for interest rate swaps outstanding at March 31, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.33%
Non-hedging interest rate swaps	1.86%	1.96%

The weighted average strike rates for interest rate caps and floors outstanding at March 31, 2011 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	3.41%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.99

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May, 2010 and April, 2011. Throughout 2010 and into 2011, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the July 2011 through May 2012 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of contracts will be reflected as other liabilities on the Condensed Consolidated Balance Sheet and the related income statement impact as non-interest income on the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2011, the Company recognized $119 thousand in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2011, outstanding rate locks totaled approximately $31.5 million and the outstanding commitments to sell residential mortgage loans totaled approximately $32.6 million. Forward sales, which include mandatory forward commitments of approximately $32.4 million at March 31, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of March 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $5 thousand and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.9 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at March 31, 2011 and December 31, 2010.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $30.0 million at March 31, 2011. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $26.7 million at March 31, 2011. The Company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

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

Cash, Due from Banks, and Interest-bearing Deposits

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

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, single-issuer trust preferred securities, mortgage backed securities and corporate bonds issued by GSEs.

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

Mortgage Servicing Assets

The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$—	$—	$—	$—
Available for sale securities:
U.S. treasury bills	200	200
Agency CMOs-GSE	1,206,313		1,206,313
Pooled trust preferred securities	54,138	—	—	54,138
Single issuer trust preferred securities	46,058	—	46,058	—
Equity securities-financial institutions	6,804	5,630	—	1,174
Mortgage-backed securities- GSE	573,114	—	573,114	—
CMBS	308,482	—	308,482	—

Total available for sale securities	2,195,109	5,830	2,133,967	55,312
Derivative instruments:
Interest rate swaps	32,093		32,093

Total financial assets held at fair value	$2,227,202	$5,830	$2,166,060	$55,312

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$32,308	$—	$32,308	$—
Fed Fund futures contract	1,502	—	1,502	—
Visa Swap	100	—	100	—

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

	December 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$11,554	$11,554	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes-GSE	100,049	—	100,049	—
Agency CMOs-GSE	1,179,159	—	1,179,159	—
Pooled trust preferred securities	53,189	—	—	53,189
Single issuer trust preferred securities	42,275	—	42,275	—
Equity securities-financial institutions	7,341	6,013	—	1,328
Mortgage-backed securities- GSE	723,582	—	723,582	—
CMBS	307,981	—	307,981	—

Total available for sale securities	2,413,776	6,213	2,353,046	54,517
Derivative instruments:
Interest rate swaps	35,198	—	35,198	—

Total financial assets held at fair value	$2,460,528	$17,767	$2,388,244	$54,517

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$37,841	$—	$37,841	$—
Fed Fund futures contract	2,081	—	2,081	—
Visa Swap	—	—	—	—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three months ended March 31, 2011 and 2010:

(In thousands)	Three months ended March 31, 2011	Three months ended March 31, 2010
Level 3-available for sale securities, beginning of period	$54,517	$70,689
Transfers into Level 3 (a)	—	1,716
Change in unrealized gains (losses) included in other comprehensive income (b)	3,318	(8,887)
Realized loss on sale of available for sale securities	(974)	—
Net other-than-temporary impairment charges	—	(3,613)
Purchases	20	41
Sales/Proceeds	(1,050)	—
Accretion/Amortization	49	24
Calls/Paydowns	(570)	(299)
Other	2	—

Level 3-available for sale securities, end of period	$55,312	$59,671

(a)	Auction rate preferred securities transferred from Level 2 to Level 3 because of lack of observable market data due to a decrease in market activity for these securities. The transfer occurred in March 2010.

(b)	For the three months ended March 31, 2011, the change in unrealized gains included in other comprehensive income includes $2.6 million for investments held at March 31, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during 2011 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and loans held for sale measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value based upon the fair value of the underlying collateral, excluding loans fully charged-off during 2011 and loans held for sale at March 31, 2011.

(In thousands)	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$25,271	$—	$—	$25,271
Loans held for sale	646	—	646	—

	$25,917	$—	$646	$25,271

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Non-Financial Assets and Non-Financial Liabilities

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non recurring basis include certain foreclosed assets which were remeasured and reported at fair value through a charge-off to the allowance for loan losses with a carrying value of $4.3 million and $7.4 million, respectively, for the three months ended March 31, 2011 and 2010. Subsequent to their initial recognition, certain foreclosed assets were remeasured at fair value through a write-down included in other non-interest expense. For the three months ended March 31, 2011, a net gain of $0.3 million was included in non-interest expense in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2010, $2.1 million of write-downs were included in other non-interest expense and were the result of continued deterioration in fair market values. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Condensed Consolidated Balance Sheets and totaled $28.5 million and $28.2 million at March 31, 2011 and December 31, 2010, respectively.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$170,691	$170,691	$159,849	$159,849
Interest-bearing deposits	104,982	104,982	52,811	52,811
Trading securities	—	—	11,554	11,554
Securities available for sale	2,195,109	2,195,109	2,413,776	2,413,776
Securities held-to-maturity	3,211,047	3,284,722	3,072,453	3,141,775
Loans held for sale	10,809	10,809	52,224	52,224
Loans, net	10,716,102	10,705,195	10,702,974	10,701,251
Mortgage servicing assets (a)	8,059	12,225	7,256	10,281
Derivative instruments	32,093	32,093	35,198	35,198
Liabilities:
Deposits other than time deposits	$10,972,894	$10,462,053	$10,458,876	$10,010,222
Time deposits	3,151,774	3,200,278	3,149,909	3,205,361
Securities sold under agreements to repurchase and other short-term borrowings	857,394	876,112	1,091,477	1,112,078
FHLB advances and other long-term debt (b)	973,934	947,419	1,350,842	1,302,718
Derivative instruments:
Interest rate swaps	32,308	32,308	37,841	37,841
Fed Fund futures contract	1,502	1,502	2,081	2,081
Visa Swap	100	100	—	—

(a)	The carrying amount of mortgage servicing assets is net of $0.5 million and $0.3 million reserves at March 31, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.

(b)	The carrying amount of FHLB advances and other long-term debt is net of $18.8 million and $20.9 million in hedge accounting adjustments and discounts at March 31, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.

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

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands) Three months ended March 31,	Webster Pension		Webster SERP		Other Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$44	$63	$—	$—	$—	$—
Interest cost	1,865	2,072	92	94	54	70
Expected return on plan assets	(2,726)	(2,450)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of the net actuarial loss	662	578	8	6	16	—

Net periodic (benefit) cost	$(155)	$263	$100	$100	$88	$88

The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. During the three month periods presented, no additional benefits have been accrued.

Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of the former First Federal Savings Bank of America acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. Webster made contributions to the Fund of $0.4 million during the three months ended March 31, 2011.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the “Corporate and Reconciling Category”. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the three months ended March 31, 2011, 109.4% of the provision expense is specifically attributable to business segments and reported accordingly.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report-based measures are reconciled to GAAP values in the reconciling amounts column.

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended March 31, 2011

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$39,017	$54,290	$27,249	$5,646	$126,202	$13,247	$139,449
Provision for loan losses	1,640	1,209	8,132	(44)	10,937	(937)	10,000

Net interest income after provision for loan losses	37,377	53,081	19,117	5,690	115,265	14,184	129,449
Non-interest income	6,386	24,749	2,041	5,862	39,038	5,264	44,302
Non-interest expense	22,988	76,034	14,782	10,160	123,964	5,161	129,125

Income from continuing operations before income taxes	20,775	1,796	6,376	1,392	30,339	14,287	44,626
Income tax expense	5,738	496	1,761	384	8,379	3,947	12,326

Income from continuing operations	15,037	1,300	4,615	1,008	21,960	10,340	32,300
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	15,037	1,300	4,615	1,008	21,960	12,335	34,295
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income	$15,037	$1,300	$4,616	$1,008	$21,961	$12,335	$34,296

Total assets at period end	$4,121,590	$1,515,809	$5,807,942	$210,122	$11,655,463	$6,309,483	$17,964,946

Three months ended March 31, 2010, as reclassified

(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Reportable Segments	Reconciling Amounts	Consolidated Total
Net interest income	$35,023	$47,505	$25,789	$4,150	$112,467	$18,917	$131,384
Provision for loan losses	12,673	3,653	24,978	(34)	41,270	1,730	43,000

Net interest income after provision for loan losses	22,350	43,852	811	4,184	71,197	17,187	88,384
Non-interest income	6,832	27,147	2,236	5,297	41,512	5,504	47,016
Non-interest expense	22,179	72,498	17,628	9,579	121,884	11,740	133,624

Income (loss) from continuing operations before income taxes	7,003	(1,499)	(14,581)	(98)	(9,175)	10,951	1,776
Income tax expense (benefit)	1,400	(300)	(2,915)	(19)	(1,834)	2,189	355

Income (loss) from continuing operations	5,603	(1,199)	(11,666)	(79)	(7,341)	8,762	1,421
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	5,603	(1,199)	(11,666)	(79)	(7,341)	8,762	1,421
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income (loss)	$5,603	$(1,199)	$(11,666)	$(79)	$(7,341)	$8,762	$1,421

Total assets at period end	$4,064,413	$1,534,156	$6,021,853	$210,903	$11,831,325	$6,193,390	$18,024,715

(a)	For the three months ended March 31, 2010, the Consumer Liquidating Portfolio has not been reclassified to Corporate and Reconciling Amounts to conform to the March 31, 2011 presentation, as it was not established as a separate operating unit until April 2010. For the three months ended March 31, 2011 $1.7 million in net loss from continuing operations before income taxes was reclassified to Corporate and Other Reconciling Amounts.

NOTE 16: Commitments and Contingencies

Credit-Related Financial Instruments. In the normal course of business, the Company becomes a party to credit related financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The

Company’s exposure to credit loss is represented by the contractual amount of these commitments, as for on-balance sheet instruments.

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk for the following periods ending:

(In thousands)	March 31, 2011	December 31, 2010
Commitments to extend credit	$245,364	$339,249
Unfunded commitments under existing lines and loans	3,224,207	3,330,712
Stand by letters of credit	172,288	166,744
Commercial letters of credit	2,455	11,555

Total financial instruments with off-balance sheet risk	$3,644,314	$3,848,260

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

The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended March 31,
(In thousands)	2011 (a)	2010 (a)
Beginning balance	$9,378	$10,105
Provision	—	—
Benefit	(285)	(278)

Ending balance	$9,093	$9,827

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The following table provides detail of activity in the Company’s reserve for loan repurchases for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(In thousands)	2011	2010
Beginning balance	$3,658	$1,595
Provision	772	262
Loss on loans repurchased	(175)	(89)

Ending balance	$4,255	$1,768

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense.

Lease Commitments. At March 31, 2011, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.0 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $0.3 million for the three months ended March 31, 2011 and 2010 and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011 or any future period.

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

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords that is under development.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2010 Annual Report on Form 10-K and in Note 1 to the condensed consolidated financial statements included in Item 1 to this report. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, valuation and analysis for impairment of goodwill and other intangible assets, and the fair value measurements, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $34.3 million for the three months ended March 31, 2011, compared to $1.4 million for the three months ended March 31, 2010. The net income available to common shareholders was $33.5 million, or $0.36 per diluted common share, for the three months ended March 31, 2011, compared to the net loss available to common shareholders of $6.1 million, or $(0.08) per diluted common share, for the three months ended March 31, 2010. The year-over-year increase in consolidated net income is primarily attributable to a reduction in interest expense as the cost of liabilities declined from 1.19% for the three months ended March 31, 2010 to 0.91% for the three months ended March 31, 2011, and a reduction in the provision for loan losses. The provision for loan losses for the three months ended March 31, 2011 was $10.0 million, a reduction of $33.0 million compared to $43.0 million for the three months ended March 31, 2010. Net interest income increased $8.1 million for the three months ended March 31, 2011 from the three months ended March 31, 2010, primarily due to a 16 basis point increase in the net interest margin.

Selected financial highlights are presented in the table below.

	At or for the Three months ended March 31,

(In thousands, except per share data)	2011	2010
Earnings
Net interest income	$139,449	$131,384
Total non-interest income	44,302	47,016
Total non-interest expense	129,125	133,624
Income from continuing operations, net of tax	32,300	1,421
Income from discontinuing operations, net of tax	1,995	—
Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to Webster Financial Corporation	34,296	1,421
Net income (loss) available to common shareholders	33,465	(6,069)

Common Share Data
Income (loss) per common share from continuing operations - basic	$0.36	$(0.08)
Income (loss) per common share available to common shareholders - basic	0.38	(0.08)
Income (loss) per common share from continuing operations - diluted	0.34	(0.08)
Net income (loss) per common share - diluted	0.36	(0.08)
Dividends declared per common share	0.01	0.01
Book value per common share	20.42	19.41
Tangible book value per common share	14.21	12.44
Dividends declared per Series A preferred share	21.25	21.25
Dividends declared per Series B preferred share	—	12.50
Dividends declared per affiliate preferred share	0.21	0.21
Diluted shares (weighted average)	92,554	77,922

Selected Ratios
Return on average assets	0.72%	0.03%
Return on average shareholders’ equity	7.21	0.30
Net interest margin	3.44	3.28
Efficiency ratio (a)	67.61	64.75
Tangible capital ratio	7.27	7.39
Tier one common equity to risk weighted assets (b)	10.53	7.90

(a)	Calculated using SNL’s methodology non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

(b)	The ratios presented are projected for the 2011 reporting period and actual for the 2010 reporting period.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the average rates earned or paid by Webster:

	Three months ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,065,594	$121,231	4.39%	$10,976,610	$123,350	4.51%
Investment securities (b)	5,402,046	56,844	4.23	5,066,951	56,835	4.49
Federal Home Loan and Federal Reserve Bank stock	143,874	831	2.34	140,874	716	2.06
Interest bearing deposits	61,308	34	0.22	250,458	162	0.26
Loans held for sale	36,891	422	4.57	27,446	314	4.58

Total interest-earning assets	16,709,713	179,362	4.31%	16,462,339	181,377	4.42%
Non-interest earning assets	1,333,398			1,398,593

Total assets	$18,043,111			$17,860,932

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,161,761	$—	—%	$1,641,654	$—	—%
Savings, NOW & money market deposits	8,642,941	10,583	0.50	8,365,705	13,878	0.67
Certificates of deposit	3,110,684	12,186	1.59	3,783,167	18,073	1.94

Total interest-bearing deposits	13,915,386	22,769	0.66	13,790,526	31,951	0.94
Securities sold under agreements to repurchaseand other short-term borrowings	994,718	3,562	1.43	828,213	4,003	1.93
Federal Home Loan Bank advances	554,562	3,355	2.42	576,674	4,418	3.06
Long-term debt	581,578	6,362	4.38	588,800	6,064	4.12

Total borrowings	2,130,858	13,279	2.49	1,993,687	14,485	2.91

Total interest-bearing liabilities	16,046,244	36,048	0.91%	15,784,213	46,436	1.19%
Non-interest bearing liabilities	196,361			150,447

Total liabilities	16,242,605			15,934,660
Noncontrolling interests	9,635			9,641
Equity	1,790,871			1,916,631

Total liabilities and equity	$18,043,111			$17,860,932

Fully tax-equivalent net interest income		$143,314			$134,941
Less: tax equivalent adjustments		(3,865)			(3,557)

Net interest income		$139,449			$131,384

Interest-rate spread			3.40%			3.23%
Net interest margin (b)			3.44%			3.28%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $32.6 million and $8.7 million as of March 31, 2011 and 2010, respectively, are excluded from the average balance for rate calculations.

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

The table presented below is based upon reported net interest income.

	Three months ended March 31, 2011 vs. 2010 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(3,162)	$1,043	$(2,119)
Loans held for sale	(1)	109	108
Investment securities	(1,659)	1,347	(312)

Total interest income	$(4,822)	$2,499	$(2,323)

Interest on interest-bearing liabilities:
Deposits	$(9,481)	$299	(9,182)
Borrowings	(2,168)	962	(1,206)

Total interest expense	(11,649)	1,261	(10,388)

Net change in net interest income	$6,827	$1,238	$8,065

Net Interest Income

Net interest income totaled $139.4 million for the three months ended March 31, 2011 compared to $131.4 million for the three months ended March 31, 2010, an increase of $8.1 million. Average interest-earning assets grew by 1.5% to $16.7 billion from $16.5 billion, while average interest-bearing liabilities grew by 1.7% to $16.0 billion from $15.8 billion. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 16 basis points to 3.44% for the three months ended March 31, 2011 from 3.28% for the three months ended March 31, 2010. For the three months ended March 31, 2011, the yield on average interest-earning assets declined by 11 basis points while the cost of average interest-bearing liabilities declined 28 basis points when compared to the three months ended March 31, 2010.

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

Interest Income

Interest income decreased $2.3 million, or 1.3%, to $175.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in the average yield of 11 basis points was due to a lower rate environment and partially offset by an increase in average interest earning assets of $247.4 million. The average loan portfolio, excluding loans held for sale, increased by $0.1 billion for the three months ended March 31, 2011, compared to 2010. Average securities increased by $0.3 billion for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

The 11 basis point decrease in the average yield earned on interest-earning assets for the three months ended March 31, 2011 to 4.31% compared to 4.42% for the three months ended March 31, 2010 is a result of repayment of higher yielding loans and securities and purchase of lower yielding securities. The loan portfolio yield decreased 12 basis points to 4.39% for the three months ended March 31, 2011 and comprised 66.2% of average interest-earning assets at March 31, 2011 compared to the loan portfolio yield of 4.51% and comprised of 66.7% average interest-earning assets for the three months ended March 31, 2010. Additionally, the yield on investment securities was 4.23% at March 31, 2011, a 26 basis point decrease compared to the three months ended March 31, 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011 decreased $10.4 million, or 22.4%, to $36.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The cost of average interest-bearing liabilities was 0.91% for the three months ended March 31, 2011, a decrease of 28 basis points compared to 1.19% for the three months ended March 31, 2010. The decrease was primarily due to declines in the cost of deposits to 0.66% from 0.94% for the three months ended March 31, 2010, an increase in average deposits of $0.1 billion for the three months ended March 31, 2010 and a 42 basis point decrease in the cost of borrowings to 2.49% from 2.91% for the three months ended March 31, 2010 as a result of declining rates and a change in deposit mix, including a $520.1 million increase in average non-interest bearing deposits.

Provision for Loan Losses

The provision for loan losses was $10.0 million for the three months ended March 31, 2011, a decrease of $33.0 million compared to $43.0 million for the three months ended March 31, 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the three months ended March 31, 2011, total net charge-offs were $33.7 million compared to $40.3 million for the three months ended March 31, 2010.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and credit losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At March 31, 2011, the allowance for loan losses totaled $297.9 million or 2.71% of total loans compared to $321.7 million or 2.92% of total loans at December 31, 2010. See the “Allowance for Loan Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent
Non-Interest Income:
Deposit service fees	$25,340	$27,784	$(2,444)	(8.8)%
Loan related fees	4,829	6,005	(1,176)	(19.6)
Wealth and investment services	6,722	5,835	887	15.2
Mortgage banking activities	1,253	(138)	1,391	(1,008.0)
Increase in cash surrender value of life insurance policies	2,533	2,578	(45)	(1.7)
Net loss on trading securities	(1,799)	—	(1,799)	(100.0)
Net gain on sale of investment securities	2,176	4,318	(2,142)	(49.6)
Total other-than-temporary impairment losses on securities	—	(8,214)	8,214	100.0
Portion of the loss recognized in other comprehensive income	—	4,534	(4,534)	(100.0)

Net impairment losses recognized in earnings	—	(3,680)	3,680	100.0
Other income	3,248	4,314	(1,066)	(24.7)

Total non-interest income	$44,302	$47,016	$(2,714)	(5.8)%

Total non-interest income was $44.3 million for the three months ended March 31, 2011, a decrease of $2.7 million from the three months ended March 31, 2010. The $2.7 million decrease for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the recognition of a $1.8 million loss on the sale of trading securities related to the Company’s investment in Higher One Holdings, Inc. in the three months ended March 31, 2011.

Deposit Service Fees. Deposit service fees totaled $25.3 million for the three months ended March 31, 2011, down $2.4 million from the comparable period in 2010, primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010.

Loan Related Fees. Loan related fees were $4.8 million for the three months ended March 31, 2011, respectively, a decrease of $1.2 million from the comparable period in 2010, due to a decrease in volume of loan origination and modification fees.

Wealth and Investment Services. Wealth and investment services income totaled $6.7 million for the three months ended March 31, 2011 an increase of $0.9 million from the comparable period in 2010. The $0.9 million increase for the three months ended March 31, 2011 from the comparable period in 2010 is due to an increase in new business originated by Webster Financial Advisors coupled with improved market conditions.

Mortgage Banking Activities. Mortgage banking activities income was $1.3 million for the three months ended March 31, 2011. The $1.4 million increase in the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to the favorable interest rate spread environment.

Net Loss on Trading Securities. Net loss on trading securities of $1.8 million for the three months ended March 31, 2011 represents the loss on the sale of the remaining 571,143 shares of Higher One’s common stock.

Net Gain on Sale of Investment Securities. Net gain on the sale of investment securities was approximately $2.2 million for the three months ended March 31, 2011, compared to $4.3 million for the three months ended March 31, 2010. The net gain on sale of investment securities for the three months ended March 31, 2011 is due to the sale of GSE mortgage-backed securities, equity securities, and one trust preferred security.

Net Impairment Losses on Securities Recognized in Earnings. There were no net impairment losses on securities recognized in earnings for the three months ended March 31, 2011, compared to losses of $3.7 million from the three months ended March 31, 2010. This decrease is primarily the result of improvement in the amount of deferrals and defaults in 2011 compared to previously impaired book values.

Other. Other non-interest income was $3.2 million for the three months ended March 31, 2011 compared to $4.3 million a year ago. The $1.1 million decrease is primarily due to a $1.1 million legal settlement received in the three months ended March 31, 2010.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$67,071	$60,956	$6,115	10.0%
Occupancy	14,735	14,440	295	2.0
Technology and equipment expense	15,392	15,268	124	0.8
Intangible assets amortization	1,397	1,397	—	0.0
Marketing	5,520	4,791	729	15.2
Professional and outside services	2,430	2,602	(172)	(6.6)
Deposit insurance	5,781	6,085	(304)	(5.0)
Other expenses	16,799	28,085	(11,286)	(40.2)

Total non-interest expenses	$129,125	$133,624	$(4,499)	(3.4)%

Total non-interest expense was $129.1 million for the three months ended March 31, 2011, a decrease of $4.5 million for the comparable period in 2010. The $4.5 million decrease for the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to fraud charges of $11.1 million recognized in the three months ended March 31, 2010, partially offset by a $6.1 million increase in compensation and benefits for the three months ended March 31, 2011 from the comparable period in 2010.

Compensation and benefits. Compensation and benefits were $67.1 million for the three months ended March 31, 2011 compared to $61.0 million for the three months ended March 31, 2010, an increase of $6.1 million primarily attributable to increases in base compensation, which reflects hiring efforts to increase business development officers to support the Company’s Business and Professional Banking and Middle Market divisions, in addition to a higher level of stock related compensation expense, due to higher valuation as a result of an increase in stock price during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Marketing. Marketing expenses were $5.5 million for the three months ended March 31, 2011 an increase of $0.7 million from the comparable period in 2010. The increase in marketing expense is reflective of an increase in marketing campaigns and brand advertising.

Deposit Insurance. The FDIC deposit insurance expense for the three months ended March 31, 2011 was $5.8 million as compared to $6.1 million for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to an increase in fees for the Transaction Account Guarantee Program (“TAGP”) in the first six months of 2010. The Company opted to end its participation in the program as of June 30, 2010.

Other Expense. Other expenses were $16.8 million for the three months ended March 31, 2011, a decrease of $11.3 million from the comparable period in 2010. The decrease was primarily attributable to the establishment of a $11.1 million reserve for fraud as a result of an embezzlement scheme at a subcontractor that provided bulk cash processing on behalf of a major vendor of Webster recorded in the three months ended March 31, 2010.

Income Taxes

During the three months ended March 31, 2011, Webster recognized income tax expense of $12.3 million applicable to the $44.6 million of pre-tax income from continuing operations. In the comparable 2010 period, Webster recognized income tax expense of $0.4 million applicable to the $1.8 million of pre-tax income from continuing operations.

The $12.3 million of tax expense for the three months ended March 31, 2011, and the effective tax rate of 27.6%, reflect: (i) the application of an estimated annual effective tax rate of 29% for the full year 2011 to the pre-tax income for the three months ended March 31, 2011; and (ii) the recognition of $0.9 million of state tax benefits specific to the period ($0.6 million, net of U.S. effects). In the comparable 2010 period the $0.4 million of tax expense reflected the application of an estimated annual effective tax rate of 20% for the full year 2010 to the pre-tax income for the quarter. The increase in the estimated annual effective tax rate from 20% in 2010 to 29% in 2011, is due to the increase in pre-tax income from 2010 to 2011.

For more information on Webster’s income taxes, see Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other currently includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary. See Note 15 – Business Segments in the Notes to the Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for three months ended March 31, 2011, and 2010 and incorporate the allocation of the increased provision for loan losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods then ended:

	For the three months ended March 31,
(In thousands)	2011	2010 (a)
Net Income (Loss)
Commercial Banking	$15,037	$5,603
Retail Banking	1,300	(1,199)
Consumer Finance	4,616	(11,666)
Other	1,008	(79)

Total Segments	21,961	(7,341)
Corporate and reconciling items	12,335	8,762

Net income attributable to Webster Financial Corporation	$34,296	$1,421

(a)	Reclassified to conform to the 2011 presentation. For the three months ended March 31, 2010, the Consumer Liquidating Portfolio has not been reclassified to Corporate and Reconciling Amounts to conform to the March 31, 2011 presentation, as it was not established as a separate operating unit until April 2010.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the “Corporate and Reconciling Category”. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the three months ended March 31, 2011, 109.4% of the provision expense is specifically attributable to business segments and reported accordingly. For the three months ended March 31, 2010, 96.0% of the provision expense is specifically attributable to business segments and reported accordingly. Webster allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The difference between these report based measures are reconciled to GAAP values in the reconciling amounts column.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and government and not for profit banking.

Commercial Banking Results:

	For the three months ended March 31,
(In thousands)	2011	2010 (a)
Net interest income	$39,017	$35,023
Provision for loan losses	1,640	12,673

Net interest income after provision	37,377	22,350
Non-interest income	6,386	6,832
Non-interest expense	22,988	22,179

Income before income taxes	20,775	7,003
Income tax expense	5,738	1,400

Net income	$15,037	$5,603

Total assets at period end	$4,121,590	$4,064,413
Total loans at period end	4,123,985	4,085,913
Total deposits at period end	2,746,933	2,811,375

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $4.0 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase is primarily due to higher interest rates on loan renewals and on originations. The provision for loan losses decreased $11.0 million in the three months ended March 31, 2011 from the comparable period in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $0.4 million in the three months ended March 31, 2011 from the comparable period in 2010, reflecting decreased volume of loan renewals. Non-interest expense increased $0.8 million in the three months ended March 31, 2011, from comparable period in 2010. The increase is a result of the hiring of six additional officers to support the Company’s core business banking expansion. Total deposits decreased $64.4 million for the period ended March 31, 2011, compared to March 31, 2010.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended March 31,
(In thousands)	2011	2010
Net interest income	$54,290	$47,505
Provision for loan losses	1,209	3,653

Net interest income after provision	53,081	43,852
Non-interest income	24,749	27,147
Non-interest expense	76,034	72,498

Income (loss) before income taxes	1,796	(1,499)
Income tax expense (benefit)	496	(300)

Net income (loss)	$1,300	$(1,199)

Total assets at period end	$1,515,809	$1,534,156
Total loans at period end	850,341	866,348
Total deposits at period end	10,125,129	10,193,294

Net interest income increased $6.8 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase is a result of improved deposit mix of higher percentage of non-interest bearing deposits and reduced deposit costs. The provision for loan losses decreased $2.4 million in the three months ended March 31, 2011 from the comparable period in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $2.4 million in the three months ended March 31, 2011 from the comparable period in 2010. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010. Non-interest expense increased $3.5 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase is a result of increased staffing to support Webster’s implementation of extended hours in 89 branch locations and the Customer Care Center, and the hiring of 12 additional business bankers in the Company’s small business banking unit to support the Company’s core business banking expansion. Total loans decreased $16.0 million for the period ended March 31, 2011, compared to March 31, 2010. The decrease reflects principal payments and early payoffs exceeding new originations in the second and third quarters of 2010. Total deposits decreased $68.2 million for the period ended March 31, 2011, compared to March 31, 2010 due to CD runoff during the second half of 2010.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended March 31,
(In thousands)	2011	2010 (a)
Net interest income	$27,249	$25,789
Provision for loan losses	8,132	24,978

Net interest income after provision	19,117	811
Non-interest income	2,041	2,236
Non-interest expense	14,782	17,628

Income (loss) before income taxes	6,376	(14,581)
Income tax expense (benefit)	1,761	(2,915)

Income (loss) before noncontrolling interests	4,615	(11,666)
Less: Net (loss) income attributable to noncontrolling interests	(1)	—

Net income (loss)	$4,616	$(11,666)

Total assets at period end	$5,807,972	$6,021,853
Total loans at period end	5,722,632	5,854,793
Total deposits at period end	25,577	24,767

(a)	For the three months ended March 31, 2010, the Consumer Liquidating Portfolio has not been reclassified to Corporate and Reconciling Amounts to conform to the March 31, 2011 presentation, as it was not established as a separate operating unit until April 2010. For the three months ended March 31, 2011 $1.7 million in net loss from continuing operations before income taxes was reclassified to Corporate and Other Reconciling Amounts.

Net interest income increased $1.5 million for the three months ended March 31, 2011 from the comparable period in 2010. The increase in net interest income for the three months ended March 31, 2011 is related to corresponding increase in earnings assets and an increase in loan spreads. The provision for loan losses decreased $16.8 million in the three months ended March 31, 2011 from the comparable period in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income decreased $0.2 million for the three months ended March 31, 2011 from the comparable period in 2010. The decrease in non-interest income for the three months ended March 31, 2011 is related to accelerated amortization of mortgage servicing assets tied to continued high levels of prepayments in the mortgage servicing portfolios. This decrease in fee income was offset in part with gains from increased mortgage banking activity in the three months ended March 31, 2011 compared with the three months ended March 31, 2010. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. Non-interest expense decreased $2.8 million in the three months ended March 31, 2011 from comparable period in 2010. The decrease in non-interest expense for the three months ended March 31, 2011 is primarily the result of a decrease in loan work out expenses and foreclosed asset expenses. Total loans decreased $132.2 million for the period ended March 31, 2011 compared to March 31, 2010, primarily due to increased refinancing activity and increased loan payoffs compared to March 31, 2010.

Other

Other includes HSA Bank and Private Banking.

Other Results:

	For the three months ended March 31,
(In thousands)	2011	2010 (a)
Net interest income	$5,646	$4,150
Provision for loan losses	(44)	(34)

Net interest income after provision	5,690	4,184
Non-interest income	5,862	5,297
Non-interest expense	10,160	9,579

Income (loss) before income taxes	1,392	(98)
Income tax expense (benefit)	384	(19)

Net income (loss)	$1,008	$(79)

Total assets at period end	$210,122	$210,903
Total loans at period end	183,724	181,369
Total deposits at period end	1,059,638	852,301

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $1.5 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase was primarily due to increased volume in HSA deposits. Non-interest income increased $0.6 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase is primarily due to an increase in HSA deposit service fees. Non-interest expense increased $0.6 million in the three months ended March 31, 2011 from the comparable period in 2010. The increase is a result of higher compensation and processing costs primarily due to growth in deposits as well as acquisition in new accounts. Total deposits increased $207.3 million for the period ended March 31, 2011, compared to March 31, 2010, of which $119.3 million related to seasonal deposit growth during the three months ended March 31, 2011. Total loans increased $2.4 million for the period ended March 31, 2011, compared to March 31, 2010.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income

	For the three months ended March 31,
(In thousands)	2011	2010 (a)
Net income (loss) from reportable segments	$21,960	$(7,341)
Adjustments, net of taxes:
Corporate Treasury Unit	1,758	4,761
Allocation of provision for loan losses	678	(1,384)
Allocation of net interest income	10,692	13,474
Discontinued operations	1,995	—
Allocation of non-interest income	589	954
Allocation of non-interest expense	(3,377)	(9,043)

Total Adjustments	34,295	1,421
Less: Net loss attributable to non-controlling interests	(1)	—

Net income attributable to Webster Financial Corporation	$34,296	$1,421

(a)	Reclassified to conform to the 2011 presentation.

Financial Condition

Webster had total assets of $18.0 billion at March 31, 2011 and December 31, 2010.

Total loans, net, of $10.7 billion at March 31, 2011, were flat when compared to December 31, 2010. This reflects an overall stabilizing of the economic conditions. Total deposits increased $515.9 million from December 31, 2010. The increase of $515.9 million reflects the Company’s deposits first focus, improved market conditions and the product redesign that the Company implemented during the fourth quarter 2010. Webster’s loan to deposit ratio improved to 75.9% at March 31, 2011, compared with 81.0% at December 31, 2010 and 77.9% at March 31, 2010.

At March 31, 2011, total equity of $1.8 billion was flat when compared to December 31, 2010. Changes in equity for the three months ended March 31, 2011 consisted of $0.9 million of dividends to common shareholders and $0.8 million of dividends to preferred shareholders, partially offset by $7.7 million of other comprehensive income and net income of $34.3 million. At March 31, 2011, the tangible capital ratio was 7.27% compared to 6.99% at December 31, 2010. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains through the Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At March 31, 2011, the combined investment securities portfolios of Webster and Webster Bank totaled $5.4 billion. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2011 was 4.23% as compared to 4.32% for the year ended December 31, 2010. At December 31, 2010, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held-to-maturity and mortgage-backed securities available for sale and Webster’s portfolio consisted primarily of equity securities available for sale. See Note 3 – Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12 – Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total investment securities at March 31, 2011 decreased by $80.1 million from December 31, 2010. The available for sale securities portfolio decreased by $218.7 million primarily due to the paydown and sale of select agency MBS while the held-to-maturity portfolio increased by $138.6 million, primarily due to the purchases of longer duration agency MBS, CMOs, and CMBS.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	March 31, 2011
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,199,247	12,069	(5,003)	1,206,313	—	—	1,206,313
Pooled trust preferred securities (a)	62,756	1,862	(10,480)	54,138	—	—	54,138
Single issuer trust preferred securities	50,892	66	(4,900)	46,058	—	—	46,058
Equity securities-financial institutions (b)	5,806	1,150	(152)	6,804	—	—	6,804
Mortgage-backed securities - GSE	546,408	26,706	—	573,114	—	—	573,114
Commercial mortgage-backed securities (CMBS)	293,920	16,628	(2,066)	308,482	—	—	308,482

Total available for sale	$2,159,229	$58,481	$(22,601)	$2,195,109	$—	$—	$2,195,109

Held to maturity:
Municipal bonds and notes	$669,639	—	—	$669,639	$9,978	$(14,644)	$664,973
Agency collateralized mortgage obligations (“CMOs”) - GSE	817,785	—	—	817,785	14,733	(191)	832,327
Mortgage-backed securities - GSE	1,616,670	—	—	1,616,670	69,524	(6,282)	1,679,912
CMBS/Private Label MBS	106,953	—	—	106,953	772	(215)	107,510

Total held to maturity	$3,211,047	$—	$—	$3,211,047	$95,007	$(21,332)	$3,284,722

Total investment securities	$5,370,276	$58,481	$(22,601)	$5,406,156	$95,007	$(21,332)	$5,479,831

(a)	Amortized cost is net of $21.3 million of credit related other-than-temporary impairments at March 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at March 31, 2011.

	December 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
(Dollars in thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
CMBS/Private Label MBS	51,084	—	—	51,084	825	—	51,909

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

For the three months ended March 31, 2011, the Federal Reserve maintained the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads were generally stable as the prospects for no change in the near-term for monetary policy triggered demand for higher yielding securities. Yields on U.S. Treasury securities rose slightly with the market anticipating the eventual rise in interest rates as the economy recovers and growth becomes sustainable without government assistance. These developments were generally positive for the credit sensitive portion of the investment portfolio.

For the three months ended March 31, 2011 the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. Overall, the Company had $1.2 billion in investment securities that were in an unrealized loss position of $43.9 million at March 31, 2011. Approximately $1.1 billion of this total had been in an unrealized loss position for less than twelve months while the remaining $0.1 billion had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At March 31, 2011, available for sale investment securities with a carrying value of $11.7 million had deferred the payment of interest; therefore the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 3 of Notes to Condensed Financial Statements included elsewhere in this report.

Loan Portfolio

Total loans, net, were $10.7 billion at March 31, 2011 and December 31, 2010. For the three months ended March 31, 2011, there were $33.7 million in net charge-offs and $4.3 million in loans and leases transferred to foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 46.0% of the loan portfolio at March 31, 2011, an increase from 45.4% at December 31, 2010 and a decrease from 46.2% at March 31, 2010. Residential mortgage loans represented 28.6% of the loan portfolio at March 31, 2011, an increase from 28.5% at December 31, 2010 and 26.5% at March 31, 2010. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the three months ended March 31, 2011. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. Please refer to Webster’s 2010 Annual Report on Form 10-K, pages 1 through 8, for a complete description of Webster’s lending activities by business segment and credit administration policies and procedures.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle-market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.1 billion at March 31, 2011 and December 31, 2010. As of January 1, 2011, executive management realigned its business segment balances transferring the private banking operating unit from the commercial business segment to the other business segment. The 2010 balances have been adjusted for comparability to the 2011 presentation. The following discussion provides information regarding the components of the Commercial Banking group.

Middle-Market Banking

The Middle-Market group delivers Webster’s broad range of financial services to a diversified group of primarily privately held companies with revenues greater than $10 million, located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle-Market loan portfolio was $974.9 million at March 31, 2011 compared to $916.6 million at December 31, 2010. Total Middle-Market new loan originations were $83.3 million for the three months ended March 31, 2011 compared to $19.3 million for the three months ended March 31, 2010. The increase in new loan originations is attributable to expanded business development efforts as the Company added additional officers to support the Company’s core business banking expansion.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at March 31, 2011 and December 31, 2010. Total new loan originations for the Commercial Real Estate portfolio were $34.8 million for the three months ended March 31, 2011 compared to $11.1 million in the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, there were 4 and 5 construction related loans, respectively, employing bank funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $75.7 million and $67.4 million and the loans had outstanding balances of $47.6 million and $40.4 million at March 31, 2011 and December 31, 2010, respectively. Contractually committed interest reserves for this loan type totaled $5.5 million and $3.8 million at March 31, 2011 and December 31, 2010, respectively. Interest income of $0.2 million was recognized during the three months ended March 31, 2011. Of the four loans, 1 has been modified. The modified loan was modified to reduce the remaining availability. The unmodified three loans are performing under the original terms as of March 31, 2011.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At March 31, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $485.1 million at March 31, 2011 compared to $455.2 at December 31, 2010. The increase in loans is attributable to new loan originations and line usage. Total new loan originations for the asset-based lending portfolio were $46.5 million for the three months ended March 31, 2011 compared to $7.7 million for the three months ended March 31, 2010.

Equipment Financing

Webster Capital Finance, Inc. is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At March 31, 2011, the equipment financing portfolio was $643.4 million, compared to $710.9 million at December 31, 2010. Webster Capital Finance, Inc. originated $18.9 million in loans in the three months ended March 31, 2011 compared to $46.2 million in the three months ended March 31, 2010.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $485.7 million at March 31, 2011 compared to $484.1 million at December 31, 2010. Total Industry Segment new loans originated were $41.8 million for the three months ended March 31, 2011 compared to $33.3 million for the three months ended March 31, 2010.

RETAIL BANKING

Retail banking serves consumers and small businesses throughout New England and into Westchester County, New York, with a distribution network of 176 branches and 488 ATMs. Retail Banking provides a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, our Business & Professional Banking Division, Webster Investment Services (WIS) and the Customer Care Center.

Business and Professional Banking

Webster’s small business banking division (“BPB”) offers a full array of credit and deposit-related products targeted to small business and professional service firms with annual revenues up to $10 million. BPB works to build full customer relationships through branch-based efforts and directly through business bankers. At March 31, 2011, the BPB loan portfolio was $849.0 million compared to $847.5 million at December 31, 2010. Total new originations for BPB were $56.1 million for the three months ended March 31, 2011 compared to $23.4 million for the three months ended March 31, 2010.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three months ended March 31, 2011, new residential mortgage loan originations totaled $126.3 million compared to $86.2 million for the same period ended March 31, 2010. Originations for loans sold or held for sale were $75.0 million for the three months ended March 31, 2011and $76.4 million for the three months ended March 31, 2010. At March 31, 2011, interest rates were increasing from historic lows; however, the mortgage pipeline was still strong, resulting in an increase in originations in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The residential mortgage loan continuing portfolio totaled $3.2 billion at March 31, 2011 compared with $3.1 billion at December 31, 2010. At March 31, 2011, approximately $869.3 million, or 27.6%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At March 31, 2011, approximately $2.3 billion, or 72.4%, of the residential mortgage loan portfolio consisted of fixed rate loans.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At March 31, 2011, consumer loans within the continuing portfolio totaled $2.6 billion, a decrease of $40.1 million, compared to December 31, 2010. Total new loan originations were $118.2 million for the three months ended March 31, 2011 compared to $33.2 million for the three months ended March 31, 2010.

OTHER

Private Banking

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.9 billion of client assets under management and administration at March 31, 2011 and December 31, 2010. These assets are not included in the Condensed Financial Statements. At March 31, 2011, the WFA loan portfolio was $183.7 million compared to $177.4 million at December 31, 2010. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $22.6 million in loans for the three months ended March 31, 2011 compared to $6.7 million for the three months ended March 31, 2010.

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

Asset Quality information for the following periods:

	March 31, 2011			December 31, 2010
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans (1)	$151,796	52.3		$177,742	58.9
Nonaccrual restructured loans (1)	110,071	37.9		95,831	31.7
Foreclosed and repossessed assets	28,482	9.8		28,231	9.4

Nonperforming assets	$290,349	100.0		$301,804	100.0

Loans 90 days or more past due and still accruing	$97			$91

Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans		2.38%			2.48%
Nonperforming assets as a percentage of:
Total assets		1.62			1.67
Total loans plus foreclosed property		2.63			2.73
Net charge-offs as a percentage of average loans (2)		1.22			1.23
Allowance for loan losses as a percentage of total loans		2.71			2.92
Ratio of allowance for loan losses to:
Net charge-offs (2)		2.21	x		2.39	x
Nonaccrual and restructured loans		1.14			1.18

(1)	Nonaccrual balances exclude the impact of deferred costs and unamortized premiums.

(2)	Annualized

Non-performing assets, loan delinquency and credit losses are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan losses. See “Allowance for Loan Losses Methodology” contained elsewhere within this section for further information on the allowance.

Non-performing Assets

The following table details nonperforming assets for the periods presented:

(Dollars in thousands) (In thousands)	March 31, 2011		December 31, 2010
	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$87,595	2.83	$91,556	2.96
Permanent-NCLC	6,844	40.00	6,724	27.28
Construction	1,311	4.19	849	3.75
Consumer:
Home equity loans	31,616	1.22	34,456	1.31
Liquidating portfolio-home equity loans	7,802	4.62	9,722	5.51
Other consumer	106	0.33	119	0.38
Commercial:
Commercial non-mortgage	40,534	2.37	34,365	2.08
Asset-based loans	5,062	1.05	7,832	1.72
Commercial real estate:
Commercial real estate	38,368	1.84	41,134	1.99
Commercial construction	8,727	11.72	10,856	14.53
Residential development	17,300	30.76	15,478	25.87
Equipment Financing	16,602	2.61	20,482	2.92

Total non-accrual loans	$261,867		$273,573

Foreclosed and repossessed assets:
Residential and consumer	$6,034		$6,731
NCLC/Consumer	1,003		444
Commercial	21,445		21,056

Total foreclosed and repossessed assets	$28,482		$28,231

Total non-performing assets	$290,349		$301,804

(1)	Nonaccrual balances exclude the impact of net deferred costs and unamortized premiums.
(2)	Represent the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal.

Non-performing loans were $261.9 million at March 31, 2011 compared to $273.6 million at December 31, 2010. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $281.5 million, or 97.0% of total non-performing assets at March 31, 2011, as compared to $291.6 million, or 96.6% of total non-performing assets at December 31, 2010. There was $10.1 million of decline in the continuing portfolio, of which, $6.9 million (68.6%) was associated with the consumer business and $3.2 million (31.4%) was associated with the commercial business lines.

Non-performing loans in the indirect out of footprint home equity portfolio totaled $7.8 million at March 31, 2011 and $9.7 at December 31, 2010. There were $1.0 million of foreclosed and repossessed assets from the liquidating portfolio at March 31, 2011 compared to $0.4 million at December 31, 2010. Webster’s liquidating portfolios, consisting of indirect, out of footprint, home equity and national construction loans, had $169.0 million outstanding at March 31, 2011 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Interest on nonaccrual loans (continuing and liquidating portfolios) that would have been recorded as additional interest income for the three months ended March 31, 2011 and 2010 had the loans been current in accordance with their original terms approximated $6.3 million and $6.9 million, respectively. See Note 1 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Impaired Loans

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. At March 31, 2011, the recorded investment balance of impaired loans totaled $616.4 million, including loans of $360.4 million with an impairment allowance of $37.9 million. Of the $616.4 million in impaired loans at March 31, 2011, $502.4 million were measured using the present value of expected cash flows and $114.0 million were measured using the fair value of associated collateral. Approximately 56.5% of the $114.0 million of the collateral dependent loans at March 31, 2011 relied on current third party appraisals to assist in measuring impairment. At December 31, 2010, the recorded investment balance of impaired loans totaled $595.1 million, including loans of $363.0 million with an impairment allowance of $36.0 million. Of the $595.1 million in impaired loans at December 31, 2010, $467.4 million were measured using the present value of expected cash flows and $127.7 million were measured using the fair value of associated collateral. Approximately 47.4% of the $127.7 million of the collateral dependent loans at December 31, 2010 relied on current third party appraisals to assist in measuring impairment. The increase in impaired loans is the result of an increase in troubled debt restructurings. The $616.4 million of impaired loans at March 31, 2011 included the recorded investment balance of $495.1 million of TDRs. The majority of troubled debt restructurings remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at March 31, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

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

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit. The most common types of modifications include below market interest rate reductions and maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all TDRs on non-accrual status for a minimum period of six months for consumer loans. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. At March 31, 2011 and December 31, 2010, the majority of the Company’s TDRs are an accrual status. All TDRs are reported as impaired. The impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At March 31, 2011, approximately 55% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year. The majority of TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

At March 31, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $34.3 million and $30.7 million related to TDRs, respectively. For the three months ended March 31, 2011 and 2010, Webster charged off $10.4 million and $1.9 million for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $13.5 million at March 31, 2011. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan.

At March 31, 2011 and December 31, 2010, TDRs approximated $456.9 million and $416.2 million, respectively

The increase in residential and consumer troubled debt restructurings reflect the impact of Webster’s continued mortgage assistance to keep borrowers in their homes. The increase in commercial troubled debt restructurings also reflect Webster’s effort to provide prudent financial solutions for those customers who were impacted by the economic conditions that have existed over the past few years. With regard to modifications of consumer and residential loans, consumer and residential borrowers are required to occupy the home collateralizing the loan as their principal residence, to act in good faith and evidence intent to stay current on their loan, and provide evidence of sufficient income to support modified mortgage payments. See Note 4-Loans, Net for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Principal Balances	%(1)	Principal Balances	%(1)
Residential:
1-4 family	$18,517	0.60	$20,987	0.68
Permanent - NCLC	563	3.29	—	—
Construction	—	—	526	2.32
Consumer:
Home equity loans	17,013	0.66	21,141	0.80
Liquidating portfolio-home equity loans	5,966	3.53	6,128	3.47
Other consumer	444	1.38	398	1.26
Commercial:
Commercial non-mortgage	8,746	0.51	5,201	0.31
Commercial real estate:
Commercial real estate	22,229	1.07	11,006	0.53
Residential development	—	—	194	0.32
Equipment Financing	10,520	1.65	7,937	1.13

Total loans past due 30-89 days	$83,998	0.77	$73,518	0.67

Past due 90 days or more and accruing:
Commercial non-mortgage	$97		$91	—

Total loans past due 90 days and still accruing	$97		$91

Total over 30-day delinquent loans	$84,095		$73,609

(1)	Represents the principal balance of past due loans as a percentage of the outstanding principal balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at March 31, 2011. Similarly, non-performing assets, as a percentage of total assets, decreased compared to December 31, 2010. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.77% and 0.67% at March 31, 2011 and December 31, 2010, respectively.

Allowance for Loan Losses Methodology

The allowance for loan losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes past loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating inherent losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss associated with nonaccrual loans, criticized loans and watch list loans including an analysis of the collateral for such loans. Webster’s Credit Risk Management Committee meets on a quarterly basis to review and conclude on the adequacy of the allowance and the results are reviewed by executive management.

Management considers the adequacy of the allowance for loan losses a critical accounting policy. The adequacy of the allowance for loan losses is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These factors and conditions include the general economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of March 31, 2011, actual results may prove different and these differences could be significant.

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

The allowance for loan losses incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. These factors include, but are not limited to; imprecision in loss estimate methodologies and models, internal asset quality trends, changes in portfolio characteristics and loan mix, significant volatility in historic loss experience, and the uncertainty associated with industry trends, economic uncertainties and other external factors.

At March 31, 2011, the allowance for loan losses was $297.9 million, or 2.71% of the total loan portfolio, and 113.8% of total non-performing loans. This compares with an allowance of $321.7 million or 2.92% of the total loan portfolio, and 117.6% of total non-performing loans at December 31, 2010. Gross charge-offs for the three months ended March 31, 2011 were $37.9 million and consisted of $3.4 million in gross charges for residential loans, $15.0 million for consumer loans, $11.1 million for commercial loans, $7.3 million for commercial real estate loans and $1.1 million for equipment financing loans. Gross charge-offs decreased by $5.2 million during the three months ended March 31, 2011 when compared to charge-offs of $43.1 million for the three months ended March 31, 2010. The decrease in charge-off activity reflects a focus on loss mitigation for non-performing loans and portfolio performance for the three months ended March 31, 2011. The allowance for loan losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraph. The decrease in the allowance for credit losses year over year reflects the need for decreased allowance levels in light of improved economic conditions across all lines of business.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments and letters of credit. These commitments are converted to estimates of potential loss using loan equivalency factors, and include internal and external historic loss experience. At March 31, 2011, the reserve for unfunded credit commitments was $9.1 million. This compares with a reserve for unfunded credit commitments of $9.4 million at December 31, 2010.

The following table provides detail of activity in the Company’s allowance for loan losses for the three months ended March 31, 2011 and 2010:

	March 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	669	8,525	4,144	827	(2,165)	(2,000)	10,000
Losses charged off	(3,350)	(14,988)	(11,111)	(7,360)	(1,134)		(37,943)
Recoveries	128	1,213	1,416	—	1,469		4,226

Balance, end of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948

Ending balance: individually evaluated for impairment	$14,134	$3,623	$9,612	$10,536	$2	$—	$37,907

Ending balance: collectively evaluated for impairment	$14,105	$86,198	$59,307	$60,626	$19,805	$20,000	$260,041

	March 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	5,449	19,259	6,631	6,955	2,706	2,000	43,000
Losses charged off	(4,525)	(19,211)	(7,640)	(6,592)	(5,107)	—	(43,075)
Recoveries	382	659	769	—	952	—	2,762

Balance, end of period	$28,201	$102,724	$88,166	$75,116	$27,664	$22,000	$343,871

Ending balance: individually evaluated for impairment	$8,518	$1,836	$14,900	$5,681	$423	$—	$31,358

Ending balance: collectively evaluated for impairment	$19,683	$100,888	$73,266	$69,435	$27,241	$22,000	$312,513

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended March 31,
	2011	2010
Net charge-offs
Residential	0.41%	0.57%
Consumer	1.94	2.48
Commercial	1.78	1.34
Commercial real estate	1.34	1.22
Equipment financing	(0.19)	1.91

Total net charge-offs to total average loans	1.22%	1.47%

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. As of March 31, 2011, the Bank had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLB). Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $44.1 million of FHLB stock on March 31, 2011 and $65.8 million on December 31, 2010. The system as a whole and the FHLB remain AAA-rated. On February 22, 2011 the FHLB declared a dividend equal to an annual yield of 0.30%. The Bank continues to monitor the FHLB’s financial condition and progress towards its ability to redeem excess stock.

As of March 31, 2011, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate and no OTTI recorded in the period.

Deposits

Total deposits increased $515.9 million to $14.1 billion at March 31, 2011 from $13.6 billion at December 31, 2010. Deposits increased $0.1 billion from $14.0 billion at March 31, 2010.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $0.6 billion to $1.8 billion at March 31, 2011 compared to $2.4 billion at December 31, 2010, and decreased $0.2 billion from $2.0 billion at March 31, 2010. Borrowings represented 10.2% and 13.5% of assets at March 31, 2011 and December 31, 2010, respectively, and 11.2% at March 31, 2010. See Notes 7, 8 and 9 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2011 and December 31, 2010 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
March 31, 2011	N/A	N/A	+0.4%	+1.5%
December 31, 2010	N/A	N/A	-0.1%	0.0%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at the end of 2010 assumed a federal funds rate of .25%. The flat rate scenario as of March 31, 2011 assumed a federal funds rate of .25%. The decrease in sensitivity to higher rates since year end is primarily due to derivatives transactions, and increases in fixed rate term funding and long term time deposits. As the federal funds rate was at .25% on March 31, 2011, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2011 and December 31, 2010.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2011	N/A	N/A	-1.8%	-2.8%	-8.6%	-4.0%	+2.4%	+4.2%
December 31, 2010	N/A	N/A	-2.7%	-4.5%	-9.4%	-4.3%	+3.1%	+5.3%

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

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2011 and December 31, 2010 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 BP	+100 BP
March 31, 2011
Assets	$17,964,946	$17,890,364	N/A	$(437,808)
Liabilities	16,140,316	15,689,103	N/A	(348,825)

Net	$1,824,630	$2,201,261	N/A	$(88,983)

Net change as % base net economic value				(4.0)%

December 31, 2010
Assets	$18,038,068	$18,000,818	N/A	$(448,459)
Liabilities	16,255,002	15,864,049	N/A	(330,678)

Net	$1,783,066	$2,136,769	N/A	$(117,781)

Net change as % base net economic value				(5.5)%

The book value of assets exceeded the estimated economic value at March 31, 2011 and December 31, 2010 because the equity at risk model assigns no value to goodwill and other intangible assets, which totaled $549.8 million and $551.2 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have reduced equity at risk at March 31, 2011 versus December 31, 2010 in the +100 basis point scenarios as seen in the table above. The primary drivers of the reduction in equity at risk sensitivity are derivatives transactions, increases in fixed rate term funding and long term time deposits. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2011 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2010. At March 31, 2011, there were $28.9 million of retained earnings available for the payment of dividends by the Bank to the Company.

During the three months ended March 31, 2011, a total of 10,652 shares of common stock were repurchased at a cost of approximately $236 thousand. All of the repurchased shares were done in the open market to fund equity compensation plans.

At March 31, 2011 and December 31, 2010, FHLB advances outstanding totaled $0.4 billion and $0.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.3 billion at March 31, 2011 and December 31, 2010, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.0 billion at March 31, 2011 or used to collateralize other borrowings, such as repurchase agreements. At March 31, 2011, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $551.4 million.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At March 31, 2011 Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At March 31, 2010, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements since imposition and at March 31, 2011. See Note 10 – Regulatory Matters of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

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

For the three months ended March 31, 2011, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 71 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Broadwin Condominium Matter

As reported previously, Webster Bank is involved in litigation brought in the Court of Common Pleas of Franklin County, Ohio, with Community Building Systems, Inc., the developer of the Broadwin condominium conversion project in Columbus, Ohio, and 24 original unit purchasers in the project. The Broadwin project credit was structured as 24 individual loans to the unit purchasers with the project developer guaranteeing repayment of the loans to Webster Bank. In a complaint filed on June 13, 2007, the project developer, who was later joined by its principal and the building owner, sought damages, declaratory relief and specific performance in connection with Webster Bank’s refusal to continue to fund certain construction draws. In an amended complaint filed on August 27, 2007, sixteen of the unit purchasers and the owner of the condominium building and principal of the developer joined the developer as plaintiffs. Webster Bank asserted a counterclaim on October 31, 2007 seeking to recover the $5 million of loans it had funded.

On May 28, 2010, a jury verdict was rendered in favor of the developer and against Webster Bank for $5.3 million in compensatory damages and $9.9 million in punitive damages plus attorney fees, and in favor of the remaining unit purchasers (some having previously settled with Webster Bank) for $1.4 million in compensatory damages and $2.3 million in punitive damages plus attorney fees. On June 29, 2010, judgment was entered by the Court in favor of the developer, its principal and the building owner and against Webster Bank for the amounts stipulated by the jury. On August 4, 2010, the Court’s Magistrate rendered a decision denying plaintiffs’ motions for prejudgment interest, and granting plaintiffs’ motions to set attorney fees by establishing $0.5 million as the fee amount. The Court entered judgment on that decision on March 30, 2011, adopting the decision of the Magistrate except as to the attorney fee award to counsel for the unit purchasers, which the Court reduced.

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

On February 17, 2011, after conducting an oral hearing, the Court denied the Webster Bank motions seeking to set aside the jury verdicts and enter judgment in its favor notwithstanding those verdicts or, in the alternative, a new trial. The Court entered judgment denying those motions on March 8, 2011. On March 30, 2011, the Court entered judgment on the jury verdicts in favor of the unit purchasers for the amounts awarded by the jury.

On April 6, 2011, Webster Bank filed an appeal in the Court of Appeals for Franklin County, Ohio, seeking to reverse and vacate all of the judgments. Webster Bank expects to take whatever other steps are appropriate to resolve the litigation. As a result of the jury’s verdict in the case, Webster recorded a reserve for the full $19.0 million aggregate verdict in the second quarter of 2010 and an additional estimated amount for expenses.

Overdraft Fee Matters

Webster Bank was a defendant in two separate actions arising from its assessment and collection of overdraft fees on its checking account customers. Both actions are now concluded. The first complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury on April 29, 2010 (the “Connecticut Action”) and alleged that certain Webster Bank practices, including the posting of electronic debit card transactions, were inadequately disclosed to customers and were unfairly used by Webster for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Connecticut Action initially sought the certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages and attorneys’ fees.

The second complaint was filed in the United States District Court for the Southern District of New York on May 21, 2010 (the “SDNY Action”) and alleged that Webster Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The SDNY Action sought the certification of a national class, consisting of all Webster Bank checking account holders and a subclass of Webster Bank’s Connecticut customers, each of whom has incurred at least one overdraft fee, declaratory relief, compensatory and punitive damages and attorney’s fees. Webster believes the claims set forth in both Actions are without merit.

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

On September 28, 2010, Webster Bank entered into an agreement to settle the Connecticut Action. While Webster Bank continues to believe its practices were both proper and lawful, Webster Bank agreed to pay $2.8 million fully and finally to resolve the Connecticut Action, and to avoid any further expense and distraction occasioned by the litigation. On March 28, 2011, the Court approved the settlement, resolving the case. Thereafter, the SDNY Action was dismissed with prejudice.

ITEM 1A.	RISK FACTORS

During the three months ended March 31, 2011 there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 – 31, 2011	2,941	21.26	—	2,111,200
February 1-28, 2011	5,544	22.92	—	2,111,200
March 1-31, 2011	2,167	21.53	—	2,111,200
Total	10,652	22.17	—	2,111,200

(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 10,652 shares repurchased during the three months ended March 31, 2011 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101+ ++	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 4, 2011	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Gerald P. Plush
Gerald P. Plush
Vice Chairman and
Chief Operating Officer
(Principal Financial Officer)

Date: May 4, 2011	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101+ ++	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.