Form 10-Q
period 2011-06-30
WEBSTER FINANCIAL CORP
filed 2011-08-01
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

The number of shares of common stock, par value $.01 per share, outstanding as of July 25, 2011 was 87,529,807.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash and due from banks	$196,181	$159,849
Interest-bearing deposits	57,863	52,811
Trading securities, at fair value	—	11,554
Securities available for sale, at fair value	2,143,072	2,413,776
Securities held-to-maturity (fair value of $3,239,149 and $3,141,775)	3,123,510	3,072,453
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	143,874
Loans held for sale	21,650	52,224
Loans and leases	11,018,640	11,024,639
Allowance for loan and lease losses	(281,243)	(321,665)

Loans and leases, net	10,737,397	10,702,974
Deferred tax asset, net	89,925	104,774
Premises and equipment, net	152,009	157,724
Goodwill	529,887	529,887
Other intangible assets, net	18,483	21,277
Cash surrender value of life insurance policies	303,258	298,149
Prepaid FDIC premiums	46,546	57,548
Accrued interest receivable and other assets	243,173	259,194

Total assets	$17,806,828	$18,038,068

Liabilities and Equity:
Deposits:
Non-interest bearing	$2,323,266	$2,216,987
Interest bearing	11,393,261	11,391,798

Total deposits	13,716,527	13,608,785
Securities sold under agreements to repurchase and other short-term borrowings	1,079,866	1,091,477
Federal Home Loan Bank advances	403,131	768,005
Long-term debt	566,677	582,837
Accrued expenses and other liabilities	197,970	203,898

Total liabilities	15,964,171	16,255,002

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,698,951 shares and 90,688,879 shares	907	907
Paid-in capital	1,146,397	1,160,690
Retained earnings	804,109	746,057
Less: Treasury stock, (at cost; 3,686,826 shares and 3,830,050 shares)	(143,275)	(149,462)
Accumulated other comprehensive loss, net	(3,997)	(13,709)

Total Webster Financial Corporation shareholders’ equity	1,833,080	1,773,422
Non controlling interests	9,577	9,644

Total equity	1,842,657	1,783,066

Total liabilities and equity	$17,806,828	$18,038,068

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$121,599	$122,447	$242,830	$245,797
Taxable interest and dividends on securities	46,258	47,963	92,751	94,559
Non-taxable interest and dividends on securities	7,269	7,480	14,620	15,040
Loans held for sale	177	144	599	458

Total interest income	175,303	178,034	350,800	355,854

Interest Expense:
Deposits	21,841	30,482	44,610	62,433
Repurchase agreements and other short-term borrowings	3,777	4,121	7,339	8,124
Federal Home Loan Bank advances	3,295	4,747	6,650	9,165
Long-term debt	6,273	6,342	12,635	12,406

Total interest expense	35,186	45,692	71,234	92,128

Net interest income	140,117	132,342	279,566	263,726
Provision for loan and lease losses	5,000	32,000	15,000	75,000

Net interest income after provision for loan and lease losses	135,117	100,342	264,566	188,726

Non-interest Income:
Deposit service fees	26,095	29,345	51,435	57,129
Loan related fees	6,419	7,225	11,248	13,230
Wealth and investment services	7,454	6,218	14,176	12,053
Mortgage banking activities	1,234	427	2,487	289
Increase in cash surrender value of life insurance policies	2,576	2,612	5,109	5,190
Net gain (loss) on trading securities	—	8,584	(1,799)	8,584
Net gain on sale of investment securities	1,647	4,364	3,823	8,682
Total other-than-temporary impairment losses on securities	—	(3,054)	—	(11,268)
Portion of the loss recognized in other comprehensive income	—	1,866	—	6,400

Net impairment losses recognized in earnings	—	(1,188)	—	(4,868)
Other income	1,593	7,933	4,841	12,247

Total non-interest income	47,018	65,520	91,320	112,536

Non-interest Expense:
Compensation and benefits	65,592	60,327	132,604	121,269
Occupancy	12,856	13,546	27,591	27,986
Technology and equipment expense	15,134	15,657	30,526	30,925
Intangible assets amortization	1,397	1,397	2,794	2,794
Marketing	4,252	5,226	9,772	10,017
Professional and outside services	2,813	3,566	5,243	6,168
Deposit insurance	5,918	7,161	11,699	13,246
Litigation reserve	—	19,676	—	19,676
Other expenses	24,099	21,111	40,957	49,210

Total non-interest expense	132,061	147,667	261,186	281,291

Income from continuing operations before income tax expense	50,074	18,195	94,700	19,971
Income tax expense	15,867	550	28,193	905

Income from continuing operations	34,207	17,645	66,507	19,066
Income from discontinued operations, net of tax	—	—	1,995	—

Consolidated net income	34,207	17,645	68,502	19,066
Less: Net income (loss) attributable to non controlling interests	—	7	(1)	7

Net income attributable to Webster Financial Corporation	34,207	17,638	68,503	19,059
Preferred stock dividends	(831)	(4,581)	(1,662)	(10,036)
Accretion of preferred stock discount	—	(327)	—	(2,362)

Net income available to common shareholders	$33,376	$12,730	$66,841	$6,661

Net income per common share:
Basic
Income from continuing operations	$0.38	$0.16	$0.74	$0.08
Net income available to common shareholders	0.38	0.16	0.76	0.08
Diluted
Income from continuing operations	0.36	0.15	0.70	0.08
Net income available to common shareholders	0.36	0.15	0.72	0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended June 30, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interests	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	19,059	—	—	7	19,066
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	22,387	—	22,387
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(3,633)	—	(3,633)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	192	—	192
Net unrealized loss on derivative instruments						(4,043)	—	(4,043)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	775	—	775

Other comprehensive income, net of taxes	—	—	—	—	—	15,678	—	15,678

Total comprehensive income, net of taxes								34,744
Dividends declared on common stock of $.02 per share	—	—	—	(1,567)	—	—	—	(1,567)
Dividends declared on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	—	(1,230)
Dividends incurred on Series B preferred stock $25.00 per share	—	—	—	(8,375)	—	—	—	(8,375)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.43 per share	—	—	—	(432)	—	—	—	(432)
Exercise of stock options	—	—	(216)		418	—	—	202
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(571)	—	—	(571)
Stock-based compensation expense	—	—	165	(1,492)	3,157	—	—	1,830
Accretion of preferred stock discount	727	—	—	(727)	—	—	—	—
Issuance of common stock	—	—	66	(1,330)	2,368	—	—	1,104

Balance, June 30, 2010	$324,471	$820	$1,007,755	$710,295	$(156,539)	$(12,711)	$9,648	$1,883,739

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited), continued

	Six months ended June 30, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Non Controlling Interests	Total
Balance, December 31, 2010	$28,939	$907	$1,160,690	$746,057	$(149,462)	$(13,709)	$9,644	$1,783,066

Comprehensive income:
Net income	—	—	—	68,503	—	—	(1)	68,502
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	10,432	—	10,432
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	746	—	746
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	50	—	50
Net unrealized loss on derivative instruments	—	—	—	—	—	(2,716)	—	(2,716)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,200	—	1,200

Other comprehensive income, net of taxes	—	—	—	—	—	9,712	—	9,712

Total comprehensive income, net of taxes								78,214
Dividends declared on common stock of $.06 per share	—	—	—	(5,243)	—	—	—	(5,243)
Dividends declared on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	—	(1,230)
Subsidiary preferred stock dividends $0.43 per share	—	—	—	(432)	—	—	—	(432)
Common Stock Warrants Repurchased	—	—	(14,674)	—	—	—	—	(14,674)
Exercise of stock options	—	—	(206)	—	313	—	—	107
Dissolution of joint Venture (WP MTG LLC)	—	—	—	—	—	—	(66)	(66)
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(537)	—	—	(537)
Stock-based compensation expense	—	—	470	(3,233)	5,711	—	—	2,948
Issuance of common stock	—	—	117	(313)	700	—	—	504

Balance, June 30, 2011	$28,939	$907	$1,146,397	$804,109	$(143,275)	$(3,997)	$9,577	$1,842,657

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2011	2010
Operating Activities:
Consolidated net income	$68,502	$19,066
Income from discontinued operations, net of tax	1,995	—

Income from continuing operations	66,507	19,066
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and leases losses	15,000	75,000
Deferred tax expense	12,891	5,623
Depreciation and amortization	39,609	44,716
Stock-based compensation	3,648	1,832
Loss on sale and write-down of foreclosed and repossessed assets	5,552	2,953
Write-down of premises and equipment	264	48
Gain on sale of premises and equipment	(135)	—
Loss on write-down of investments to fair value	—	4,868
Gain on fair value adjustment of direct investments	(1,397)	(1,943)
Loss on fair value adjustment of derivative instruments	837	1,774
Net gain on the sale of investment securities	(3,823)	(8,682)
Net gain on assets classified as trading	—	(8,584)
Net decrease (increase) in trading securities	11,554	(201)
Increase in cash surrender value of life insurance policies	(5,109)	(6,136)
Net decrease in loans held for sale	30,574	1,419
Net decrease in accrued interest receivable and other assets	10,405	19,092
Net (decrease) increase in accrued expenses and other liabilities	(6,018)	30,226

Net cash provided by operating activities	180,359	181,071

Investing Activities:
Net (increase) decrease in interest-bearing deposits	(5,052)	350,269
Purchases of available for sale securities	(285,336)	(645,406)
Proceeds from maturities and principal payments of available for sale securities	289,150	320,295
Proceeds from sales of available for sale securities	278,757	267,234
Purchases of held-to-maturity securities	(337,164)	(713,221)
Proceeds from maturities and principal payments of held-to-maturity securities	280,205	231,736
Purchases of FHLB and FRB stock	—	(3,000)
Net (increase) decrease in loans	(62,070)	85,477
Proceeds from life insurance policies	—	2,237
Proceeds from sale of foreclosed properties and repossessed assets	7,789	9,946
Proceeds from sale of premises and equipment	3,901	675
Purchases of premises and equipment	(13,159)	(5,649)

Net cash provided by (used for) investing activities	157,021	(99,407)

Financing Activities:
Net increase (decrease) in deposits	107,742	(152,582)
Proceeds from Federal Home Loan Bank advances	45,934	299,000
Repayments of Federal Home Loan Bank advances	(410,456)	(213,217)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term debt	(11,612)	104,312
Redemption of preferred stock	—	(100,000)
Repayment of long-term debt	(12,380)	—
Cash dividends paid to common shareholders	(5,243)	(1,569)
Cash dividends paid to preferred shareholders of consolidated affiliate	(432)	(432)
Cash dividends paid to preferred shareholders	(1,230)	(9,605)
Exercise of stock options	107	202
Issuance of common stock	504	1,104
Common stock repurchased	(537)	(571)
Common stock warrants repurchased	(14,674)	—
Dissolution of joint Venture (WP MTG LLC)	(66)	—

Net cash used for financing activities	(303,043)	(73,358)

Cash Flows from Discontinued Operations:
Operating Activities	1,995	—

Net cash provided by discontinued operations	1,995	—

Net increase in cash and due from banks	36,332	8,306
Cash and due from banks at beginning of period	159,849	171,184

Cash and due from banks at end of period	$196,181	$179,490

Supplemental disclosure of cash flow information:
Interest paid	$75,604	$93,155
Income taxes paid	12,341	662
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$6,973	$15,802

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster Financial Corporation’s principal assets at June 30, 2011 were all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 176 banking offices, 495 ATMs, mobile banking and its Internet website (www.websteronline.com). Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending and asset-based lending.

Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest (collectively referred to as “Webster” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.

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

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair values of financial instruments, the deferred tax asset valuation allowance, status of contingencies and the goodwill evaluation are particularly subject to change.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash or cash equivalents.

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

Allowance for Credit Losses. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments.

Allowance for Loan and Lease Losses (“ALLL”). The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans at the balance sheet date. The level of the allowance reflects management’s continuing evaluation of trends in loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that is charged off. While management utilizes its best judgment and information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the actual performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan and lease losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Loans are considered impaired, when based on current information and events, if it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructures are individually evaluated for impairment. A loan identified as a troubled debt restructuring (“TDR”) is considered an impaired loan for the entire term of the loan, with very limited exceptions. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan balance. If a loan is impaired, a specific valuation allowance is established, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s original rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent in lending related commitments, including unused commitments to extend credit.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

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

Earnings Per Share. Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, other components of Webster’s comprehensive income include the after-tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on derivative instruments.

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Company is currently evaluating the impact of the adoption of this accounting standard update on the Company’s financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove form the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements and does not expect the application of this guidance will have a significant impact as the Company has been accounting for its repurchase agreements as secured financing.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” In June 2011, the FASB issued ASU No. 2011-05 which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

NOTE 2: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented in the tables below:

	At June 30, 2011
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,266,018	19,302	(839)	1,284,481	—	—	1,284,481
Pooled trust preferred securities (a)	56,896	—	(10,010)	46,886	—	—	46,886
Single issuer trust preferred securities	50,931	—	(6,006)	44,925	—	—	44,925
Equity securities-financial institutions (b)	5,756	1,015	(6)	6,765	—	—	6,765
Mortgage-backed securities - GSE	427,294	28,720	—	456,014	—	—	456,014
Commercial mortgage-backed securities (CMBS)	290,556	19,085	(5,840)	303,801	—	—	303,801

Total available for sale	$2,097,651	$68,122	$(22,701)	$2,143,072	$—	$—	$2,143,072

Held to maturity:
Municipal bonds and notes	$661,296	$—	$—	$661,296	$15,079	$(4,532)	$671,843
Agency collateralized mortgage obligations (“CMOs”) - GSE	789,448	—	—	789,448	21,150	—	810,598
Mortgage-backed securities - GSE	1,539,439	—	—	1,539,439	84,604	(1,639)	1,622,404
Commercial mortgage-backed securities (CMBS)	103,611	—	—	103,611	1,070	(649)	104,032
Private Label MBS	29,716	—	—	29,716	556	—	30,272

Total held to maturity	$3,123,510	$—	$—	$3,123,510	$122,459	$(6,820)	$3,239,149

Total investment securities	$5,221,161	$68,122	$(22,701)	$5,266,582	$122,459	$(6,820)	$5,382,221

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at June 30, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at June 30, 2011.

	At December 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (CMBS)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

Securities with a carrying value totaling $2.5 billion at June 30, 2011 and $2.6 billion at December 31, 2010 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

At June 30, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$16,231	$16,245
Due after one year through five years	—	—	6,588	6,860
Due after five years through ten years	38,864	33,909	308,304	326,282
Due after ten years	2,052,831	2,102,198	2,792,387	2,889,762

Totals	$2,091,895	$2,136,307	$3,123,510	$3,239,149

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2011, the Company had $682.3 million of callable securities in its investment portfolio.

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

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	# of Holdings	At June 30, 2011
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	4	$135,746	$(839)	$—	$—	$135,746	$(839)
Pooled trust preferred securities	8	14,248	(487)	32,638	(9,523)	46,886	(10,010)
Single issuer trust preferred securities	9	8,002	(207)	36,923	(5,799)	44,925	(6,006)
Equity securities	1	143	(6)	—	—	143	(6)
Commercial mortgage-backed securities (CMBS)	4	59,379	(791)	19,173	(5,049)	78,552	(5,840)

Total available for sale	26	$217,518	$(2,330)	$88,734	$(20,371)	$306,252	$(22,701)

Held-to-maturity:
Municipal bonds and notes	153	$138,452	$(3,905)	$10,599	$(627)	$149,051	$(4,532)
Mortgage-backed securities - GSE	6	108,371	(1,639)	—	—	108,371	(1,639)
Commercial mortgage-backed securities (CMBS)	4	43,450	(649)	—	—	43,450	(649)

Total held-to-maturity	163	$290,273	$(6,193)	$10,599	$(627)	$300,872	$(6,820)

Total investment securities	189	$507,791	$(8,523)	$99,333	$(20,998)	$607,124	$(29,521)

		At December 31, 2010
		Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	# of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	9	$450,099	$(6,307)	$—	$—	$450,099	$(6,307)
Pooled trust preferred securities	9	8,126	(1,534)	40,147	(13,024)	48,273	(14,558)
Single issuer trust preferred securities	9	—	—	42,275	(8,577)	42,275	(8,577)
Equity securities	14	1,328	(222)	138	(11)	1,466	(233)
Mortgage-backed securities-GSE	1	28,391	(88)	—	—	28,391	(88)
Commercial mortgage-backed securities (CMBS)	3	—	—	55,817	(3,485)	55,817	(3,485)

Total available for sale	45	$487,944	$(8,151)	$138,377	$(25,097)	$626,321	$(33,248)

Held-to-maturity:
Municipal bonds and notes	410	$357,771	$(23,621)	$11,737	$(1,578)	$369,508	$(25,199)
Agency CMOs - GSE	1	51,874	(515)	—	—	51,874	(515)
Mortgage-backed securities - GSE	11	301,305	(4,263)	—	—	301,305	(4,263)

Total held-to-maturity	422	$710,950	$(28,399)	$11,737	$(1,578)	$722,687	$(29,977)

Total investment securities	467	$1,198,894	$(36,550)	$150,114	$(26,675)	$1,349,008	$(63,225)

The following summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2011.

Trust Preferred Securities – Pooled Issuers – At June 30, 2011, the fair value of the pooled trust preferred securities was $46.9 million, a decrease of $6.3 million from the fair value of $53.2 million at December 31, 2010. The decrease in fair value is due to sales of two securities and principal pay downs on another. During the six months ended June 30, 2011 the Company sold two securities with an amortized cost of $5.0 million at a loss of $3.3 million. The gross unrealized loss of $10.0 million at June 30, 2011 is primarily attributable to cumulative changes in interest rates including a liquidity spread premium to reflect the inactive and illiquid nature of the trust preferred securities market at this time as well as changes in the underlying credit profile of issuers in each of the trust over the holding period. Since the end of 2010, the 30 year swap rate is largely unchanged as are credit spreads. Over the course of 2011, the combination of subtle changes in interest rates, changes in the underlying securities cash flow projections, and a reduction in the overall size of the portfolio, account for the reduction in unrealized losses of $12.0 million from December 31, 2010. For the three and six months ended June 30, 2011, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three and six months ended June 30, 2011. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis of those securities not deemed to be other-than-temporarily impaired as of June 30, 2011, management does not intend to sell these investments and has determined, based upon available evidence, that it is move likely than not that the Company will not be required to sell the security before the recovery of its amortized cost. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
		Amortized	Unrealized		Fair	Lowest Credit Ratings as of June 30,	Total Credit Related Other-Than- Temporary Impairment thru June 30,	% of Performing Bank/ Insurance	Current Deferrals/ Defaults (As a % of Original
Deal Name (c), (d)	Class	Cost (b)	Gains	(Losses)	Value	2011 (a)	2011	Issuers	Collateral)
(Dollars in thousands)
Security H	B	$3,483	$—	$(1,096)	$2,387	B	$(352)	96.6	4.6
Security I	B	4,463	—	(1,415)	3,048	CCC	(365)	88.2	16.8
Security J	B	5,268	—	(1,838)	3,430	CCC	(806)	90.6	11.6
Security K	A	7,336	—	(95)	7,241	CCC	(2,040)	67.1	36.7
Security L	B	8,717	—	(2,842)	5,875	CCC	(867)	92.0	11.6
Security M	A	7,398	—	(392)	7,006	D	(4,942)	52.7	41.7
Security N	A	20,231	—	(2,332)	17,899	A	(1,104)	90.6	11.6

		$56,896	$—	$(10,010)	$46,886		$(10,476)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	One security (Security G) with an amortized cost of $2.0 million was sold during the three months ended March 31, 2011 for a loss of $1.0 million.
(d)	One security (Security F) with an amortized cost of $3.0 million was sold during the three months ended June 30, 2011 for a loss of $2.3 million.

Trust Preferred Securities - Single Issuers – At June 30, 2011, the fair value of the single issuer trust preferred portfolio was $44.9 million, an increase of $2.6 million from the fair value of $42.3 million at December 31, 2010. The gross unrealized loss of $6.0 million at June 30, 2011 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continued to service debt and showed indications of stabilization in their capital structures. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other than temporarily impaired at June 30, 2011 as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
	Amortized	Unrealized		Fair	Lowest Credit Ratings as of June 30,	Total Other-Than- Temporary Impairment thru June 30,
Deal Name	Cost	Gains	Losses	Value	2011	2011
(Dollars in thousands)
Security B	$6,835	$—	$(757)	$6,078	BB	$—
Security C	8,609	—	(664)	7,945	BBB	—
Security D	9,540	—	(2,103)	7,437	BB	—
Security E	11,693	—	(880)	10,813	BBB	—
Security F	14,254	—	(1,602)	12,652	BBB	—

	$50,931	$—	$(6,006)	$44,925		$—

Agency CMOs - GSE - There were $839 thousand in unrealized losses in the Company’s investment in agency CMOs at June 30, 2011 compared to $6.3 million at December 31, 2010. The improvement in unrealized losses at June 30, 2011 was the result of lower overall interest rates and tighter credit spreads during the six months ended 2011. The contractual cash flows for these investments are performing as expected. The Company does not consider these investments to be other than temporarily impaired at June 30, 2011 as the Company does not intend to sell these investments and has determined, based on available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Equity securities – The unrealized losses on the Company’s investment in equity securities was $6 thousand at June 30, 2011 compared to $233 thousand at December 31, 2010. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($5.8 million of the total fair value at June 30, 2011) and auction rate preferred securities ($975 thousand of the total fair value at June 30, 2011). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other than temporarily impaired at June 30, 2011.

Mortgage-backed securities - GSE –There were no unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at June 30, 2011 compared to $88 thousand in unrealized losses at December 31, 2010. The contractual cash flows for these investments are performing as expected. With tighter market spreads during the three and six months ended June 30, 2011, these securities are all at unrealized gains.

Commercial mortgage backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs increased to $5.8 million at June 30, 2011 from $3.5 million at December 31, 2010. This increase in unrealized loss is primarily the result of recent widening in credit spreads in the six months ended June 30, 2011. The contractual cash flows for these investments are performing as expected. The decrease in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other than temporarily impaired at June 30, 2011.

The following summarizes by investment security type the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at June 30, 2011:

Municipal bonds and notes – There are unrealized losses on the Company’s investment in municipal bonds and notes of $4.5 million at June 30, 2011 compared to $25.2 million at December 31, 2010. This decrease is primarily the result of credit spread improvement in 2011 compared to 2010. The municipal portfolio is comprised of bank qualified bonds, over 94% with credit ratings of A or better. In addition, the portfolio is comprised of 87% General Obligation bonds and 13% Revenue bonds. The Company does not intend to sell these investments and has determined, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, therefore the Company has determined that these investments were not other than temporarily impaired at June 30, 2011.

Agency collateralized mortgage obligations – GSE – There are no unrealized losses on the Company’s investment in agency CMOs compared to $515 thousand in unrealized losses at December 31, 2010. The contractual cash flows for this investment are performing as expected. With tighter market spreads and lower overall interest rates during the three and six months ended June 30, 2011, the agency CMO securities are all at unrealized gains.

Mortgage-backed securities - GSE – The unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs decreased to $1.6 million at June 30, 2011 from $4.3 million at December 31, 2010. The contractual cash flows for these investments are performing as expected. As the increase in market value is attributable to cumulative changes in interest rates versus underlying credit deterioration, and because management does not have the intent to sell the securities and, based upon available evidence, it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost, the Company does not consider these investments to be other than temporarily impaired at June 30, 2011.

CMBS and Private Label CMOs – There were unrealized losses of $649 thousand on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at June 30, 2011 compared to no unrealized losses at December 31, 2010. These securities carry AAA ratings and are currently performing as expected.

There were no significant credit downgrades on held to maturity securities during the three and six months ended June 30, 2011, and these securities are currently performing as anticipated. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost.

For the three and six months ended June 30, 2011 and 2010, proceeds from sale of available for sale securities were $186.8 million and $278.8 million and $146.6 million and $267.2 million, respectively. Gross gains realized from the sale of available for sale securities were $4.0 million and $7.2 million and $4.4 million and $8.7 million for the three and six months ended June 30, 2011 and 2010, respectively. Gross losses realized from the sale of available for sale securities were $2.4 million and $3.3 million for the three and six months ended June 30, 2011, respectively, while there were no losses realized for the three and six months ended June 30, 2010. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The following tables summarize the impact of net realized gains and losses on sales of securities and the impact of the recognition of other than temporary impairments for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011				2010
			OTTI				OTTI
(In thousands)	Gains	Losses	Charges	Net	Gains	Losses	Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	1,959	—	—	1,959	—	—	—	—
Pooled trust preferred securities	—	(2,369)	—	(2,369)	340	—	(1,189)	(849)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	1	1
Mortgage-backed securities-GSE	2,057	—	—	2,057	4,024	—	—	4,024
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—

Total available for sale	$4,016	$(2,369)	$—	$1,647	$4,364	$—	$(1,188)	$3,176

	Six months ended June 30,
	2011				2010
			OTTI				OTTI
(In thousands)	Gains	Losses	Charges	Net	Gains	Losses	Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	1,959	—	—	1,959	—	—	—	—
Pooled trust preferred securities	—	(3,343)	—	(3,343)	340	—	(4,802)	(4,462)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	374	—	—	374	—	—	(66)	(66)
Mortgage-backed securities-GSE	4,833	—	—	4,833	8,342	—	—	8,342
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—

Total available for sale	$7,166	$(3,343)	$—	$3,823	$8,682	$—	$(4,868)	$3,814

The following is a roll forward of the amount of credit related OTTI for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance of credit related OTTI, beginning of period	$21,326	$47,105	$26,320	$43,492
Additions for credit related OTTI not previously recognized	—	1,189	—	4,802
Reduction for securities sold	(10,850)	(9,073)	(15,844)	(9,073)

Subtotal of additions and reductions, net	(10,850)	(7,884)	(15,844)	(4,271)

Balance of credit-related OTTI, end of period	$10,476	$39,221	$10,476	$39,221

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other than temporary impairment in future periods.

There were no additions to credit related OTTI for the three and six months ended June 30, 2011. There was a reduction in outstanding credit-related OTTI due to the sale of two securities during the six months ended June 30, 2011.

Investments in Private Equity Funds

In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $12.7 million at June 30, 2011, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a gain, net of OTTI charges on these investments, of $294 thousand and $1.4 million during the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.0 million during the three and six months ended June 30, 2010, respectively. These amounts are included in other non-interest income on the Condensed Consolidated Statements of Operations.

Trading Securities

During the three months ended June 30, 2010, the Company sold 594,107 shares of Higher One Holdings Inc. common stock, as part of that company’s initial public offering, and recorded a gain of $6.4 million in other non-interest income in the Condensed Consolidated Statements of Operations. In addition, during the three months ended June 30, 2010 a gain on trading securities of $8.6 million was recorded in the Condensed Consolidated Statements of Operations for the 571,143 shares of Higher One Holdings Inc. common stock that the Company continued to hold.

During the three months ended March 31, 2011, the Company sold the remaining 571,143 shares of Higher One Holdings Inc. common stock and recorded a loss on trading securities of $1.8 million in the Condensed Consolidated Statements of Operations.

NOTE 3: Loans and Leases, Net

Recorded Investment in Loans and Leases. The following table summarizes recorded investment in loans and leases by portfolio segment at June 30, 2011 and December 31, 2010:

	June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing (b)	Total
Loans and Leases:
Ending balance (a)	$3,139,408	$2,802,907	$2,274,024	$2,224,184	$578,117	$11,018,640
Accrued interest	11,214	8,704	6,650	6,837	—	33,405

Total Recorded Investment	$3,150,622	$2,811,611	$2,280,674	$2,231,021	$578,117	$11,052,045

Ending balance: individually evaluated for impairment	$133,375	$37,125	$111,693	$255,504	$7,171	$544,868

Ending balance: collectively evaluated for impairment	$3,017,247	$2,774,486	$2,168,981	$1,975,517	$570,946	$10,507,177

(a)	The total loan balance includes $8.9 million of net unamortized premiums and $24.5 million of net deferred costs as of June 30, 2011.
(b)	Equipment financing receivables are accounted for in accordance with FASB ASC Topic 840 “Leases” which requires accrued interest and deferred fees to be reported as a component of principal.

	December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing (b)	Total
Loans and Leases:
Ending balance (a)	$3,147,492	$2,859,221	$2,109,013	$2,197,988	$710,925	$11,024,639
Accrued interest	11,110	8,916	5,899	6,876	—	32,801

Total Recorded Investment	$3,158,602	$2,868,137	$2,114,912	$2,204,864	$710,925	$11,057,440

Ending balance: individually evaluated for impairment	$122,514	$32,157	$148,751	$248,196	$17,479	$569,097

Ending balance: collectively evaluated for impairment	$3,036,088	$2,835,980	$1,966,161	$1,956,668	$693,446	$10,488,343

(a)	The total loan balance includes $10.1 million of net unamortized premiums and $28.2 million of net deferred costs as of December 31, 2010.
(b)	Equipment financing receivables are accounted for in accordance with FASB ASC Topic 840 “Leases” which requires accrued interest and deferred fees to be reported as a component of principal.

Allowance for Loan and Lease Losses. The following table summarizes the allowance for loan and lease losses by portfolio segment for the three months ending June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948
Provision (benefit) charged to expense	3,085	5,171	963	(1,517)	(2,702)	—	5,000
Losses charged off	(2,967)	(13,891)	(5,361)	(3,765)	(413)	—	(26,397)
Recoveries	119	1,268	1,321	406	1,578	—	4,692

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	For the Three Months Ended June 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,201	$102,724	$88,166	$75,116	$27,664	$22,000	$343,871
Provision charged to expense	6,682	16,921	5,497	1,936	964	—	32,000
Losses charged off	(4,237)	(16,635)	(9,155)	(2,349)	(3,602)	—	(35,978)
Recoveries	357	1,303	1,261	172	1,101	—	4,194

Balance, end of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087

Ending balance: individually evaluated for impairment	$12,098	$2,642	$18,468	$5,996	$12	$—	$39,216

Ending balance: collectively evaluated for impairment	$18,905	$101,671	$67,301	$68,879	$26,115	$22,000	$304,871

The following table summarizes the allowance for loan and lease losses by portfolio segment for the six months ending June 30, 2011 and 2010:

	For the Six Months Ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	3,754	13,696	5,107	(690)	(4,867)	(2,000)	15,000
Losses charged off	(6,317)	(28,879)	(16,472)	(11,125)	(1,547)	—	(64,340)
Recoveries	247	2,481	2,737	406	3,047	—	8,918

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	For the Six Months Ended June 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	12,131	36,180	12,128	8,891	3,670	2,000	75,000
Losses charged off	(8,762)	(35,846)	(16,795)	(8,941)	(8,709)	—	(79,053)
Recoveries	739	1,962	2,030	172	2,053	—	6,956

Balance, end of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087

Ending balance: individually evaluated for impairment	$12,098	$2,642	$18,468	$5,996	$12	$—	$39,216

Ending balance: collectively evaluated for impairment	$18,905	$101,671	$67,301	$68,879	$26,115	$22,000	$304,871

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

With respect to loans secured by non-owner occupied properties the Company generally requires the borrower and/or sponsor to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan to property value, and the borrower’s debt to income level and are also influenced by statutory requirements.

Impaired Loans. A loan is deemed impaired when the contractual amounts of principal and interest are not expected to be collected in accordance with the contractual provisions. The amount of impairment is calculated using the fair value of expected cash flows or collateral, in accordance with the most likely means of recovery. A specific valuation allowance is established equal to the calculated amount of impairment. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, including residential and consumer loans.

Impairment analysis is performed for all modified loans that are deemed to be TDRs and specific reserves are established as appropriate. For those TDRs where recovery is cash flow dependent, the original contractual interest rate for the loan is used as the discount rate for fixed rate loans. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

At June 30, 2011, the recorded investment balance of impaired loans totaled $544.9 million and included $362.4 million of loans with $40.9 million of established specific reserves. The $544.9 million of impaired loans at June 30, 2011 included $478.8 million of TDRs. At December 31, 2010, the recorded investment of impaired loans totaled $569.1 million and included $363.0 million of loans with specific reserves of $36.0 million. The $569.1 million of impaired loans at December 31, 2010 included $450.2 million of TDRs.

The following tables summarize impaired loans by class as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance
Residential:
1-4 family	$—	$—	$—	$73
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	1
Consumer:
Home equity loans	9	667	—	52
Liquidating portfolio-home equity loans	11	631	—	25
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	42,324	45,317	—	47,548
Asset-based loans	8,662	11,080	—	9,522
Commercial real estate:
Commercial real estate	95,335	102,574	—	91,986
Commercial construction	—	—	—	8,911
Residential development	29,363	29,592	—	25,251
Equipment Financing	6,739	14,397	—	10,879
Total:
Residential	—	—	—	74
Consumer	20	1,298	—	77
Commercial	50,986	56,397	—	57,070
Commercial real estate	124,698	132,166	—	126,148
Equipment Financing	6,739	14,397	—	10,879

Total loans without a specific valuation allowance	$182,443	$204,258	$—	$194,248

Loans with a specific valuation allowance
Residential:
1-4 family	$123,046	$130,415	$12,806	$117,651
Permanent-NCLC	10,195	10,987	2,321	10,153
Construction	134	131	5	67
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	31,204	33,245	3,138	28,886
Liquidating portfolio-home equity loans	5,894	6,487	1,027	5,670
Other consumer	7	7	1	7
Commercial:
Commercial non-mortgage	60,707	61,062	10,039	71,439
Asset-based loans	—	—	—	1,712
Commercial real estate:
Commercial real estate	122,716	129,007	10,995	107,107
Commercial construction	7,447	7,422	406	12,960
Residential development	643	1,212	132	5,633
Equipment Financing	432	432	1	1,445
Total:
Residential	133,375	141,533	15,132	127,871
Consumer	37,105	39,739	4,166	34,563
Commercial	60,707	61,062	10,039	73,151
Commercial real estate	130,806	137,641	11,533	125,700
Equipment Financing	432	432	1	1,445

Total loans with a specific valuation allowance	$362,425	$380,407	$40,871	$362,730

Total	$544,868	$584,665	$40,871	$556,978

	At December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Investment in Impaired Loans
Loans without a specific valuation allowance
Residential: (a)
1-4 family	$146	$155	$—	$3,569
Permanent-NCLC	—	—	—	2,066
Construction	—	—	—	—
Liquidating portfolio-construction loans	1	165	—	2
Consumer: (a)
Home equity loans	95	3,295	—	913
Liquidating portfolio-home equity loans	39	3,249	—	125
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	52,772	56,872	—	46,918
Asset-based loans	10,382	10,826	—	8,871
Commercial real estate:
Commercial real estate	88,638	91,310	—	86,810
Commercial construction	17,823	17,770	—	28,105
Residential development	21,139	21,587	—	37,256
Equipment Financing	15,020	26,458	—	16,105
Total:
Residential	147	320	—	5,637
Consumer	134	6,544	—	1,038
Commercial	63,154	67,698	—	55,789
Commercial real estate	127,600	130,667	—	152,171
Equipment Financing	15,020	26,458	—	16,105

Total loans without a specific valuation allowance	$206,055	$231,687	$—	$230,740

Loans with a specific valuation allowance
Residential:
1-4 family	$112,256	$117,842	$11,358	$74,245
Permanent-NCLC	10,111	10,789	2,204	9,102
Construction	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	26,569	27,879	2,577	15,700
Liquidating portfolio-home equity loans	5,446	6,458	888	3,672
Other consumer	8	8	1	4
Commercial:
Commercial non-mortgage	82,172	83,412	10,589	76,562
Asset-based loans	3,425	4,905	133	4,976
Commercial real estate:
Commercial real estate	91,499	92,211	5,054	47,036
Commercial construction	18,473	21,698	2,015	9,564
Residential development	10,624	11,495	1,097	16,700
Equipment Financing	2,459	2,601	81	2,353
Total:
Residential	122,367	128,631	13,562	83,347
Consumer	32,023	34,345	3,466	19,376
Commercial	85,597	88,317	10,722	81,538
Commercial real estate	120,596	125,404	8,166	73,300
Equipment Financing	2,459	2,601	81	2,353

Total loans with a specific valuation allowance	$363,042	$379,298	$35,997	$259,914

Total	$569,097	$610,985	$35,997	$490,654

(a)	As permitted in accordance with applicable accounting guidance, non-TDR residential and consumer loans that are collectively evaluated for impairment on a pooled basis have been removed from the “Residential” and “Consumer” data with respect to impaired loans without a specific valuation allowance as originally presented in Webster’s Form 10-K for the year ended December 31, 2010. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with peer banks.

The following table summarizes interest income recognized by class of impaired loans for the three and six months ended June 30, 2011 and 2010:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(In thousands)	2011	2010	2011	2010
Loans without a specific valuation allowance
Residential:
1-4 family	$—	$—	$—	$10
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	9	5	13	19
Liquidating portfolio-home equity loans	5	9	8	19
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	534	198	1,174	390
Asset-based loans	98	—	190	—
Commercial real estate:
Commercial real estate	817	1,225	1,816	1,801
Commercial construction	207	—	454	—
Residential development	168	242	330	480
Equipment Financing	11	7	23	73
Total:
Residential	—	—	—	10
Consumer	14	14	21	38
Commercial	632	198	1,364	390
Commercial real estate	1,192	1,467	2,600	2,281
Equipment Financing	11	7	23	73

Total loans without a specific valuation allowance	$1,849	$1,686	$4,008	$2,792

Loans with a specific valuation allowance
Residential:
1-4 family	$1,241	$475	$2,443	$756
Permanent-NCLC	106	26	205	61
Construction	2	6	4	11
Liquidating portfolio-construction loans	—	—	—	—
Consumer:
Home equity loans	370	120	735	192
Liquidating portfolio-home equity loans	81	35	202	63
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	567	932	1,343	1,350
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	850	187	1,822	354
Commercial construction	75	73	150	85
Residential development	—	—	—	—
Equipment Financing	8	46	18	108
Total:
Residential	1,349	507	2,652	828
Consumer	451	155	937	255
Commercial	567	932	1,343	1,350
Commercial real estate	925	260	1,972	439
Equipment Financing	8	46	18	108

Total loans with a specific valuation allowance	$3,300	$1,900	$6,922	$2,980

Total	$5,149	$3,586	$10,930	$5,772

Of the total interest income recognized for the three and six months ended June 30, 2011 and 2010, $0.5 million and $1.0 million and $0.4 million and $0.8 million of interest income, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments.

Loan Portfolio Aging. The following table summarizes the Company’s loan portfolio aging by class of loan as of June 30, 2011 and December 31, 2010:

June 30, 2011

(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans Receivable (a)
Residential:
1-4 family	$10,985	$6,584	$—	$76,011	93,580	$2,995,541	$3,089,121
Permanent-NCLC	354	708	—	5,410	6,472	15,760	22,232
Construction	—	—	—	767	767	20,952	21,719
Liquidating portfolio-construction loans	—	—	—	1	1	—	1
Consumer:
Home equity loans	12,316	6,341	—	24,574	43,231	2,541,313	2,584,544
Liquidating portfolio-home equity loans	3,363	2,771	—	5,116	11,250	150,555	161,805
Other consumer	264	68	—	100	432	33,792	34,224
Commercial:
Commercial non-mortgage	5,301	3,267	1,270	46,327	56,165	1,736,374	1,792,539
Asset-based loans	—	—	—	3,650	3,650	478,305	481,955
Commercial real estate:
Commercial real estate	4,342	328	147	38,794	43,611	2,065,743	2,109,354
Commercial construction	—	—	—	—	—	62,796	62,796
Residential development	196	304	—	16,173	16,673	36,652	53,325
Equipment Financing	4,311	2,844	—	11,313	18,468	559,649	578,117

	41,432	23,215	1,417	228,236	294,300	10,697,432	10,991,732
Accrued interest	425	330	24	—	779	32,626	33,405

Total	$41,857	$23,545	$1,441	$228,236	$295,079	$10,730,058	$11,025,137

(a)	With the exception of Equipment Financing, balances exclude $8.9 million of net unamortized premiums and $18.0 million of net deferred costs as of June 30, 2011. Equipment Financing receivables are accounted for in accordance with FASB ASC Topic 840 “Leases” which requires accrued interest and deferred fees to be reported as a component of principal.

December 31, 2010

(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans Receivable (a)
Residential:
1-4 family	$13,682	$7,305	$—	$91,556	$112,543	$2,980,882	$3,093,425
Permanent-NCLC	—	—	—	6,724	6,724	17,920	24,644
Construction	—	526	—	849	1,375	21,254	22,629
Liquidating portfolio-construction loans	—	—	—	—	—	1	1
Consumer:
Home equity loans	15,270	5,871	—	34,456	55,597	2,571,636	2,627,233
Liquidating portfolio-home equity loans	4,204	1,924	—	9,722	15,850	160,726	176,576
Other consumer	288	110	—	119	517	30,951	31,468
Commercial:
Commercial non-mortgage	3,800	1,401	91	34,365	39,657	1,614,076	1,653,733
Asset-based loans	—	—	—	7,832	7,832	447,458	455,290
Commercial real estate:
Commercial real estate	3,962	7,044	—	41,134	52,140	2,012,463	2,064,603
Commercial construction	—	—	—	10,856	10,856	63,840	74,696
Residential development	194	—	—	15,478	15,672	44,160	59,832
Equipment Financing	6,360	1,577	—	20,482	28,419	682,506	710,925

	47,760	25,758	91	273,573	347,182	10,647,873	10,995,055
Accrued interest	589	377	1	—	967	31,834	32,801

Total	$48,349	$26,135	$92	$273,573	$348,149	$10,679,707	$11,027,856

(a)	With the exception of Equipment Financing, balances exclude $10.1 million of net unamortized premiums and $19.5 million of net deferred costs as of December 31, 2010. Equipment Financing receivables are accounted for in accordance with FASB ASC Topic 840 “Leases” which requires accrued interest and deferred fees to be reported as a component of principal.

Loans on Nonaccrual Status. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential and consumer loans are placed on nonaccrual status after 90 days past due. All commercial, commercial real estate, and equipment financing loans are subject to a detailed review by the Company’s credit risk team when 90 days past due or when payment is uncertain and a specific determination is made to put a loan on non-accrual status. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed and charged against interest income.

Interest on nonaccrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2011 and 2010, had the loans been current in accordance with their original terms, totaled $4.6 million and $9.8 million and $5.5 million and $10.3 million, respectively.

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

The Company’s policy is to place all Residential and Consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. At June 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. All TDRs are reported as impaired at June 30, 2011 and December 31, 2010. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At June 30, 2011, approximately 56.0% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

The recorded investment balance of TDRs approximated $478.8 million and $450.2 million at June 30, 2011 and December 31, 2010, respectively. $368.3 million and $352.9 million of TDRs were on accrual status and $110.5 million and $97.3 million of TDRs were on nonaccrual status at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $38.0 million and $30.7 million, respectively, related to TDRs. For the three and six months ended June 30, 2011 and 2010, Webster charged off $3.8 million and $14.2 million and $2.9 million and $5.0 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $14.1 million and $18.4 million at June 30, 2011 and December 31, 2010, respectively. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan.

The following table provides information on loans modified as a TDR during the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011				2010
	Total TDRs				Total TDRs
($ in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Residential:
1-4 family	32	$7,087	$7,087	4.4%	81	$20,443	$20,443	5.5%
Permanent-NCLC	2	947	947	4.5	3	1,507	1,507	5.7
Construction	—	—	—	—	4	885	885	6.5
Consumer:
Home equity loans	30	2,835	2,835	4.0	78	6,181	6,181	4.6
Liquidating portfolio-home equity loans	10	561	561	3.9	21	1,092	1,092	5.2
Other consumer	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	18	7,862	7,862	5.3	12	2,784	2,784	5.0
Asset-based loans	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	7	5,250	5,250	4.8	5	3,476	3,476	4.9
Commercial construction	—	—	—	—	—	—	—	—
Residential development	2	719	719	5.3	3	9,387	9,387	3.5
Equipment Financing	—	—	—	—	2	644	644	7.1

TOTAL	101	$25,261	$25,261	4.7%	209	$46,399	$46,399	5.0%

	For the Six Months Ended June 30,
	2011				2010
	Total TDRs				Total TDRs
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Residential:
1-4 family	85	$20,764	$20,764	4.1%	133	$33,668	$33,668	5.4%
Permanent-NCLC	3	1,158	1,158	4.2	4	1,993	1,993	5.6
Construction	—	—	—	—	5	1,013	1,013	6.4
Consumer:
Home equity loans	76	7,126	7,126	4.3	112	8,680	8,680	4.6
Liquidating portfolio-home equity loans	16	1,189	1,189	5.4	34	1,619	1,619	5.3
Other consumer	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	35	17,426	17,426	6.2	26	19,943	19,943	6.4
Asset-based loans	3	2,563	2,563	5.2	—	—	—	—
Commercial real estate:
Commercial real estate	16	41,165	41,165	4.0	17	58,303	58,303	4.9
Commercial construction	—	—	—	—	1	7,601	7,601	4.0
Residential development	2	719	719	5.3	3	9,387	9,387	3.5
Equipment Financing	—	—	—	—	8	1,444	1,444	7.2

TOTAL	236	$92,110	$92,110	4.5%	343	$143,651	$143,651	5.1%

The following table provides information on how loans were modified as a TDR during the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Extended Maturity	$10,224	$9,486	$32,815	$53,344
Adjusted Interest Rates	119	4,347	11,920	7,189
Combination of Rate and Maturity	7,080	14,263	18,579	23,684
Other (a)	7,838	18,303	28,796	59,434

Total	$25,261	$46,399	$92,110	$143,651

(a)	Other includes covenant modifications, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions. Approximately 95.9% and 93.6% and 73.6% and 83.3% of the Other category relates to Commercial and Commercial Real Estate modifications for the three and six months ended June 30, 2011 and 2010, respectively.

The Company’s loan portfolio at June 30, 2011 included four loans with an A Note/B Note structure, with a recorded investment of $24.9 million. These loans were restructured into an A Note/B Note structure as a result of evaluating the cash flow of the borrower to support repayment. Webster immediately charged off the balance of B Notes totaling $8.6 million. The A Notes were underwritten at market rates with acceptable terms and conditions and are classified as troubled debt restructurings. The four A notes are paying under the terms of the modified loan agreement. Two of the four A notes are on accrual status, as the borrower is paying under the terms of the loan agreement prior to and subsequent to the modification. The remaining two loans are on non-accrual status while they complete the seasoning period.

The following table provides information on loans modified as a TDR within the previous 12 months and for which there was a payment default during the three months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011		2010
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential:
1-4 family	3	$1,172	3	$650
Permanent-NCLC	1	166	1	413
Construction	—	—	1	270
Consumer:
Home equity loans	7	314	—	—
Liquidating portfolio-home equity loans	2	111	—	—
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	3	849	1	8
Asset based loans	—	—	—	—
Commercial real estate:
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	16	$2,612	6	$1,341

The following table provides information on loans modified as a TDR within the previous 12 months and for which there was a payment default during the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011		2010
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential:
1-4 family	10	$2,556	11	$1,832
Permanent-NCLC	1	166	2	898
Construction	—	—	1	270
Consumer:
Home equity loans	13	713	3	298
Liquidating portfolio-home equity loans	3	170	1	2
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	5	1,265	2	43
Asset based loans	—	—	—	—
Commercial real estate:
Commercial real estate	1	269	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	33	$5,139	20	$3,343

Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system is a dual grade system that assigns a rating to each borrower and to the facility, which together form the Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of a borrower and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

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

At June 30, 2011 and December 31, 2010, the ending balance of Commercial, Commercial Real Estate and Equipment Financing loans segregated by risk rating exposure are as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
(1) - (6) Pass	$1,980,878	$1,713,729	$1,785,089	$1,666,357	$513,279	$631,189
(7) Special Mention	13,068	59,103	58,521	71,835	28,702	30,745
(8) Substandard	271,914	327,989	380,574	458,962	36,136	48,991
(9) Doubtful	8,164	8,192	—	834	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,274,024	$2,109,013	$2,224,184	$2,197,988	$578,117	$710,925

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to loan portfolio aging analysis table included in this footnote.

The total ending balance of Commercial, CRE and Equipment Financing TDRs segregated by risk rating exposure at June 30, 2011 and December 31, 2010, are as follows:

(In thousands)	June 30, 2011	December 31, 2010
(1) - (6) Pass	$41,453	$5,156
(7) Special Mention	14,966	8,347
(8) Substandard	227,178	265,719
(9) Doubtful	5,038	328
(10) Loss	—	—

Total	$288,635	$279,550

The increase in the Pass category from December 31, 2010 to June 30, 2011 is primarily due to $24.1 million in risk rating upgrades from Substandard and the addition of two new CRE TDRs. The increase in the Special Mention category from December 31, 2010 to June 30, 2011 is due to the maturity of the CRE construction loan reported at December 31, 2010 and the addition of a CRE TDR during the six months ended June 30, 2011.

NOTE 4: Goodwill and Other Intangible Assets, net

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	June 30, 2011	December 31, 2010
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	17,721	20,205
Other	762	1,072

Other intangible assets, net	18,483	21,277

Total goodwill and other intangible assets, net	$548,370	$551,164

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	At June 30, 2011			At December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(31,699)	$17,721	$49,420	$(29,215)	$20,205
Other	4,699	(3,937)	762	4,699	(3,627)	1,072

Total	$54,119	$(35,636)	$18,483	$54,119	$(32,842)	$21,277

No impairment losses on goodwill or other intangible assets were incurred during the three and six months ended June 30, 2011.

Amortization of intangible assets for the three and six months ended June 30, 2011 and 2010 totaled $1.4 million and $2.8 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years.

(In thousands)
For years ending December 31,
2011	$5,588
2012	5,420
2013	4,918
2014	2,685
Thereafter	2,666

NOTE 5: Deposits

A summary of deposits by type follows:

(In thousands)	At June 30, 2011	At December 31, 2010
Non-interest bearing:
Demand	$2,323,266	$2,216,987
Interest bearing:
Interest bearing checking	1,482,243	1,350,929
Health savings accounts	995,382	843,310
Money market	2,081,503	2,460,918
Savings	3,773,417	3,586,732
Certificates of deposit	2,939,648	3,071,030
Brokered deposits	121,068	78,879

Total interest bearing	11,393,261	11,391,798

Total	$13,716,527	$13,608,785

The scheduled maturities of time deposits (certificates of deposit and brokered deposits) at June 30, 2011 are as follows:

(Amount in thousands)
Maturing in the years ending December 31:
2011	$1,246,113
2012	857,852
2013	367,274
2014	173,942
2015	298,273
Thereafter	117,262

Total	$3,060,716

NOTE 6: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase (“repurchase agreements”) and other short-term borrowings at:

(In thousands)	June 30, 2011	December 31, 2010
Securities sold under agreements to repurchase:
Original maturity of one year or less	$308,145	$289,144
Callable at the option of the counterparty	400,000	400,000
Non-callable	250,000	150,000

	958,145	839,144
Other short-term borrowings:
Federal funds purchased	110,000	236,500
Treasury, tax and loan	11,721	15,833

	121,721	252,333

Total	$1,079,866	$1,091,477

During the three and six months ended June 30, 2011 and for the year ended December 31, 2010, securities sold under agreements to repurchase were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

NOTE 7: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	June 30, 2011		December 31, 2010
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable
Fixed Rate:
0.23 % to 6.60 % due in 2011	$—	$—	$410,104	$—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.30 % to 5.49 % due in 2013	299,000	49,000	299,000	49,000
0.00 % to 5.66 % due after 2015	51,468	—	5,886	—

	401,868	49,000	766,390	49,000
Unamortized premiums	1,027	—	1,249	—
Hedge accounting adjustments	236	—	366	—

Total advances	$403,131	$49,000	$768,005	$49,000

Webster Bank had additional borrowing capacity from the FHLB of approximately $1.9 billion and $1.3 billion at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 8: Long-Term Debt

Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

	Maturity date	Stated interest rate	June 30, 2011	December 31, 2010
(In thousands)
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes	2013	5.875%	177,480	177,480
Junior subordinated debt related to capital trusts (a):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes	2033	3.195%	77,320	77,320
People’s Bancshares Capital Trust II, fixed-rate notes (b)	2030	11.695%	10,309	10,309
Eastern Wisconsin Bancshares Capital Trust II, floating-rate notes (c)	2033	6.217%	—	2,070
NewMil Statutory Trust I, floating-rate notes (d)	2033	3.453%	—	10,310

Total junior subordinated debt related to capital trusts			223,699	236,079

Total notes			551,179	563,559
Unamortized premiums, net			(190)	(188)
Hedge accounting adjustments			15,688	19,466

Total long-term debt			$566,677	$582,837

(a)	At June 30, 2011 the Company had $223.7 million of junior subordinated debt issued to three wholly owned trusts as follows: a Connecticut statutory business trust, Webster Statutory Trust I; a Delaware capital business trust, Webster Capital Trust IV; and a New York capital business trust, People’s Bancshares Capital Trust II. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Condensed Consolidated Financial Statements.
(b)	On July 19, 2011 the Company redeemed People’s Bancshares Capital Trust II using cash on hand. People’s Bancshares Capital Trust II qualified as Tier 1 capital at June 30, 2011, and would have an immaterial impact on Webster Financial Corporation capital ratios had the redemption occurred prior to June 30, 2011.
(c)	On May 20, 2011 the Company redeemed Eastern Wisconsin Bancshares Capital Trust II using cash on hand.
(d)	On March 28, 2011 the Company redeemed NewMil Statutory Trust 1 using cash on hand.

NOTE 9: Capital Actions

On June 8, 2011 the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with our participation in the Capital Purchase Program (“CPP”), each representing the right to purchase one share of our common stock, $0.01 par value per share The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. We did not receive any of the proceeds of the warrant offering; however we paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company purchased 44,916 warrants from the open market during June 2011. At June 30, 2011, 955,084 warrants were outstanding and exercisable.

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank, N.A. to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At June 30, 2011, Webster and Webster Bank were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank, N.A.:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2011
Webster Financial Corporation
Total risk-based capital	$1,681,405	14.5%	$926,912	8.0%	$1,158,640	10.0%
Tier 1 capital	1,498,869	12.9	463,456	4.0	695,184	6.0
Tier 1 leverage capital ratio	1,498,869	8.7	692,774	4.0	865,968	5.0
Webster Bank, N.A.
Total risk-based capital	$1,697,335	14.7%	$924,430	8.0%	$1,155,537	10.0%
Tier 1 capital	1,515,638	13.1	462,215	4.0	693,322	6.0
Tier 1 leverage capital ratio	1,515,638	8.8	691,693	4.0	864,617	5.0
At December 31, 2010
Webster Financial Corporation
Total risk-based capital	$1,652,379	14.0%	$944,992	8.0%	$1,181,239	10.0%
Tier 1 capital	1,431,094	12.1	472,496	4.0	708,744	6.0
Tier 1 leverage capital ratio	1,431,094	8.3	686,158	4.0	857,697	5.0
Webster Bank, N.A.
Total risk-based capital	$1,684,608	14.3%	$941,540	8.0%	$1,176,925	10.0%
Tier 1 capital	1,464,236	12.4	470,770	4.0	706,155	6.0
Tier 1 leverage capital ratio	1,464,236	8.6	684,318	4.0	855,398	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at June 30, 2011.

NOTE 11: Earnings Per Common Share

The following table provided the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Earnings for basic earnings from continuing operations per common share:
Net income from continuing operations available to common shareholders	$33,376	$12,730	$64,846	$6,661
Less dividends declared or accrued:
Common shareholders	(4,346)	(779)	(5,216)	(1,557)
Participating shares	(26)	(4)	(27)	(8)

Total undistributed income available to common shareholders	29,004	11,947	59,603	5,096
Add dividends paid to common shareholders	4,346	779	5,216	1,557
Less income allocated to participating securities	(173)	(57)	(303)	(27)

Allocated net income and distributions to common shareholders	$33,177	$12,669	$64,516	$6,626

Earnings for dilutive earnings per common share:
Net income from continuing operations available to common shareholders	$33,376	$12,730	$64,846	$6,661
Less dividends declared or accrued:
Common shareholders	(4,346)	(779)	(5,216)	(1,557)
Participating shares	(26)	(4)	(27)	(8)

Total undistributed income available to common shareholders	29,004	11,947	59,603	5,096
Add dividends paid to common shareholders	4,346	779	5,216	1,557
Less income allocated to participating securities	(173)	(57)	(303)	(27)

Net income allocated to common shareholders	$33,177	$12,669	$64,516	$6,626

Earnings for basic earnings from discontinued operations per common share:
Net Income from discontinued operations available to common shareholders	$—	$—	$1,995	$—

Shares:
Weighted average common shares outstanding - basic	86,986	78,004	86,940	77,972
Effect of dilutive securities:
Stock options	385	326	390	408
Warrants - Series A1 and A2	4,471	4,192	4,592	3,710
U.S. Treasury	342	199	446	0

Weighted average common shares outstanding - diluted	92,184	82,721	92,368	82,090

Earnings from continuing operations per common share:
Basic	$0.38	$0.16	$0.74	$0.08
Diluted	$0.36	$0.15	$0.70	$0.08
Earnings from discontinued operations per common share:
Basic	$—	$—	$0.02	$—
Diluted	$—	$—	$0.02	$—
Earnings per common share:
Basic	$0.38	$0.16	$0.76	$0.08
Diluted	$0.36	$0.15	$0.72	$0.08

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Non-participating stock options	570	623	561	533

Total	570	623	561	533

Stock Options

Options to purchase 1.9 million shares, for the three and six months ended June 30, 2011 and 2.3 million shares for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 11,730 and 15,585 for the three and six months ended June 30, 2011, respectively and 94,077 and 103,030 for the three and six months ended June 30, 2010, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at June 30, 2011 and 2010 represents potential issuable common stock of 1.1 million shares for each period. The effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

Warrants – Series A1 and A2

The Series A1 and A2 warrants to purchase an aggregate 8.6 million shares of common stock issued in connection with the Warburg investment were included in the calculation of diluted earnings per share because the exercise price of $10.00 was less than the average market price of Webster’s common stock for the three and six months ended June 30, 2011 and June 30, 2010. The exercise price of the A1 warrants increases to $11.50 on July 28, 2011 and then to $13.00 on July 28, 2013. The exercise price of the A2 warrants increases to $11.50 on October 15, 2011 and then to $13.00 on October 15, 2013. As of July 28, 2011 none of the A1 or A2 warrants have been exercised.

Warrant – U.S. Treasury

On June 8, 2011, the U.S. Treasury closed an underwritten secondary public offering of the 3,282,276 warrants issued in connection with our participation in the CPP. We did not receive any of the proceeds of the warrant offering; however we paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company purchased 44,916 warrants from the open market during June 2011. At June 30, 2011, 955,084 warrants were outstanding and exercisable. The weighted average warrants outstanding at June 30, 2011 are included in the calculation of diluted earnings per share because the exercise price of $18.28 was less than the average market price of Webster’s common stock for the three and six months ended June 30, 2011. The warrants to purchase 3,282,276 million shares were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2010 because the exercise price of $18.28 per share was greater than the average market price of Webster’s common stock for the six months ended June 30, 2010.

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

Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances.

During May 2011, Webster entered into two $50 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of 6 year debt. Each $50 million swap pays fixed rates and receives 1-month LIBOR indexed floating rates, effective on September 5, 2012 and September 11, 2012 and maturing on June 5, 2018 and June 11, 2018. Cash settlement is expected to occur on the effective date and the forecasted 6-year debt issuances are expected to occur between June 11, 2012 and December 11, 2012.

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

During July 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting. The swap protects against adverse fluctuations in interest rates by reducing the exposure to variability in cash flows relating to interest payments on a forecasted issuance of $100 million 5-year debt. The forecasted debt borrowing is expected to occur before October 1, 2011. The Company recognized a $111 thousand loss in earnings during the three and six months ended June 30, 2011 related to the ineffectiveness between the valuation of the swap and forecasted debt as of June 30, 2011.

On March 31, 2010 Webster entered into a forward settle $100 million swap, effective April 1, 2011, which qualifies for cash flow hedge accounting. The swap was terminated and the related 3-year repurchase agreement borrowing occurred on June 1, 2011. The swap was terminated at a loss of $5.6 million and the loss will be amortized from OCI to earnings over the term of the repurchase agreement maturing on June 2, 2014. During the three and six months ended June 30, 2011, $156 thousand of the loss was recognized in earnings.

All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps are marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $4.4 million loss as of June 30, 2011.

There is a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $2.2 million loss as of June 30, 2011.

Amounts reported in AOCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $5.9 million will be reclassified as an increase to interest expense. In addition, over the next twelve months the Company will reclassify $3.0 million from OCI as an increase to interest expense related to amortization of gains or losses related to termination of cash flow hedges.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

	Consolidated Balance Sheet Location	June 30, 2011			December 31, 2010
		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
(Dollars in thousands)
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(2,228)	1	$100,000	$(2,050)
Forward settle interest rate swap on anticipated debt	Other liabilities	5	300,000	(4,418)	1	100,000	(4,158)
Forward settle interest rate swap on anticipated debt	Other assets	—	—	—	1	100,000	186

The net impact on interest expense related to cash flow hedges for the three and six months ended June 30, 2011 and 2010 is presented below:

	Three months ended June 30,
	2011			2010
	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on FHLB advances	$388	$369	$757	$381	$369	$750
Interest rate swaps on subordinated debt	—	(38)	(38)	—	(38)	(38)
Interest rate swaps on repurchase agreements	—	156	156	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(45)	(45)	—	(45)	(45)

Net impact on interest expense on borrowings	$388	$442	$830	$381	$286	$667

	Six months ended June 30,
	2011			2010
	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on FHLB advances	$770	$738	$1,508	$381	$738	$1,119
Interest rate swaps on subordinated debt	—	(75)	(75)	—	(75)	(75)
Interest rate swaps on repurchase agreements	—	156	156	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(90)	(90)	—	(90)	(90)

Net impact on interest expense on borrowings	$770	$729	$1,499	$381	$573	$954

At June 30, 2011, the remaining unamortized loss on the termination of cash flow hedges was $6.9 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

	Consolidated Balance Sheet Location	June 30, 2011			December 31, 2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on FHLB advances	Other assets	—	$—	$—	1	$100,000	$61

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

The net impact on interest expense related to fair value hedges for the three and six months ended June 30, 2011 and 2010 is presented below:

	Three months ended June 30,
	2011				2010
	Interest Income	MTM Gain	Realized Deferred Gain	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(800)	$(800)	$—	$—	$(800)	$(800)
Interest rate swaps on subordinated debt	—	—	(1,119)	(1,119)	—	—	(1,120)	(1,120)
Interest rate swaps on FHLB advances	—	—	(25)	(25)	(172)	(456)	330	(298)

Net impact on interest expense on borrowings	$—	$—	$(1,944)	$(1,944)	$(172)	$(456)	$(1,590)	$(2,218)

	Six months ended June 30,
	2011				2010
	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(1,599)	$(1,599)	$—	$—	$(1,599)	$(1,599)
Interest rate swaps on subordinated debt	—	—	(2,239)	(2,239)	(497)	(94)	(1,848)	(2,439)
Interest rate swaps on FHLB advances	(61)	(144)	74	(131)	(357)	(849)	658	(548)

Net impact on interest expense on borrowings	$(61)	$(144)	$(3,764)	$(3,969)	$(854)	$(943)	$(2,789)	$(4,586)

At June 30, 2011, the remaining unamortized gain on the termination of fair value hedges was $16.2 million.

Non- Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging.” Changes in the fair value of derivatives not designated for hedge accounting are recorded as a component of non-interest income. As of June 30, 2011 and December 31, 2010, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated Balance Sheet Location	June 30, 2011			December 31, 2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	101	$466,742	$36,161	98	$447,689	$33,890
Commercial loan interest rate swaps	Other liabilities	2	30,264	(303)	2	30,542	(990)
Commercial loan interest rate swaps with floors	Other assets	12	25,756	1,357	12	28,342	1,060
Commercial loan interest rate caps	Other liabilities	10	99,888	(70)	5	19,164	(83)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	102	496,958	(32,795)	99	478,185	(30,032)
Commercial loan interest rate swaps with floors	Other liabilities	12	25,756	(928)	12	28,342	(625)
Commercial loan interest rate caps	Other liabilities	10	99,888	70	5	19,164	98

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011			2010
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(17)	$(17)	$—	$(119)	$(119)
Commercial loan interest rate derivatives, net	216	105	321	175	39	214
Fed funds futures contracts	—	(718)	(718)	—	(1,622)	(1,622)

Net impact on other non-interest income	$216	$(630)	$(414)	$175	$(1,702)	$(1,527)

	Six months ended June 30,
	2011			2010
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(117)	$(117)	$—	$(119)	$(119)
Commercial loan interest rate derivatives, net	423	266	689	350	54	404
Fed funds futures contracts	—	(837)	(837)	—	(1,774)	(1,774)

Net impact on other non-interest income	$423	$(688)	$(265)	$350	$(1,839)	$(1,489)

The weighted average rates paid and received for interest rate swaps outstanding at June 30, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.30%
Non-hedging interest rate swaps	1.79%	1.89%

The weighted average strike rates for interest rate caps and floors outstanding at June 30, 2011 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	2.91%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.99%

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2011, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the June 2011 through October 2012 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of contracts will be reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income statement impact as non-interest income on the Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2011, the Company recognized $719 thousand and $838 thousand, respectively, in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2011, outstanding rate locks totaled approximately $51.3 million and the outstanding commitments to sell residential mortgage loans totaled approximately $50.4 million. Forward sales, which include mandatory forward commitments of approximately $49.9 million at June 30, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of June 30, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $246 thousand and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.9 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at June 30, 2011 and December 31, 2010.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $37.5 million at June 30, 2011. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $41.1 million at June 30, 2011. The Company has adopted a zero threshold with the majority of its upstream financial institution counterparties thus the credit exposure represents collateral held at those institutions. Collateral levels for upstream financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

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

Cash, Due from Banks, and Interest-bearing Deposits

The carrying amount of cash, due from banks, and interest bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include agency CMOs, single-issuer trust preferred securities, mortgage backed securities and corporate bonds issued by GSEs.

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

At June 30, 2011, Auction Rate Preferred securities were valued at par as the portfolio positions decline and the Company continues to receive redemptions at full par value. The portfolio value is $1.0 million at June 30, 2011. Previously, the Company had been using a third party service to provide pricing. Based on observable increased redemption activity at full par value and the relatively insignificant value of this portfolio, these securities were not valued by the third party service at June 30, 2011.

On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model as well as the auction rate preferred securities pricing if provided by our independent pricing service.

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Loans and Lease Receivables

The Company employs an independent third party to provide fair value estimates for loans and leases held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

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

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,284,481	—	1,284,481	—
Pooled trust preferred securities	46,886	—	—	46,886
Single issuer trust preferred securities	44,925	—	44,925	—
Equity securities - financial institutions	6,765	5,790	—	975
Mortgage-backed securities - GSE	456,014	—	456,014	—
CMBS	303,801	—	303,801	—

Total available for sale securities	2,143,072	5,990	2,089,221	47,861
Derivative instruments:
Interest rate swaps	37,518	—	37,518	—

Total financial assets held at fair value	$2,180,590	$5,990	$2,126,739	$47,861

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	40,672	—	40,672	—
Fed Fund futures contract	1,015	—	1,015	—
Visa Swap	1	—	1	—

There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011.

	At December 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$11,554	$11,554	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes - GSE	100,049	—	100,049	—
Agency CMOs - GSE	1,179,159	—	1,179,159	—
Pooled trust preferred securities	53,189	—	—	53,189
Single issuer trust preferred securities	42,275	—	42,275	—
Equity securities - financial institutions	7,341	6,013	—	1,328
Mortgage-backed securities- GSE	723,582	—	723,582	—
CMBS	307,981	—	307,981	—

Total available for sale securities	2,413,776	6,213	2,353,046	54,517
Derivative instruments:
Interest rate swaps	35,198	—	35,198	—

Total financial assets held at fair value	$2,460,528	$17,767	$2,388,244	$54,517

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$37,841	$—	$37,841	$—
Fed Fund futures contract	2,081	—	2,081	—
Visa Swap	—	—	—	—

The following table below presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three and six months ended June 30, 2011 and 2010:

(In thousands)	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Level 3 - available for sale securities, beginning of period	$55,312	$59,671	$54,517	$70,689
Transfers into Level 3 (a)	—	—	—	1,716
Change in unrealized (losses) gains included in other comprehensive income	(1,241)	2,636	2,077	(6,250)
Realized loss on sale of available for sale securities	(2,369)	340	(3,343)	340
Net other-than-temporary impairment charges	—	(1,189)	—	(4,802)
Purchases	22	472	42	513
Sales/Proceeds	(406)	(1,080)	(1,456)	(1,080)
Accretion/Amortization	226	46	275	69
Calls/Paydowns	(3,443)	(1,102)	(4,013)	(1,401)
Other	(240)	—	(238)	—

Level 3 - available for sale securities, end of period	$47,861	$59,794	$47,861	$59,794

(a)	Auction rate preferred securities transferred from Level 2 to Level 3 because of lack of observable market data due to a decrease in market activity for these securities. The transfer occurred in March 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during 2011 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and loans held for sale measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value based upon the fair value of the underlying collateral, excluding loans fully charged-off during 2011 and loans held for sale at June 30, 2011.

(In thousands)	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$31,106	$—	$—	$31,106
Loans held for sale	520	—	520	—

	$31,626	$—	$520	$31,106

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Non-Financial Assets and Non-Financial Liabilities

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non recurring basis include certain foreclosed assets which were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses with a carrying value of $2.7 million and $7.0 million and $8.4 million and $15.8 million, respectively, for the three and six months ended June 30, 2011 and 2010. Subsequent to their initial recognition, certain foreclosed assets were remeasured at fair value through a write-down included in other non-interest expense. For the three and six months ended June 30, 2011, $5.9 million and $5.6 million of loss on sale and write-downs were included in other non-interest expense in the Condensed Consolidated Statement of Operations and were the result of continued deterioration in fair market values. For the three and six months ended June 30, 2010, $0.9 million and $3.0 million of loss on sale and write-downs were included in other non-interest expense. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3. Foreclosed and repossessed assets are included in other assets in the accompanying Condensed Consolidated Balance Sheets and totaled $21.8 million and $28.2 million at June 30, 2011 and December 31, 2010, respectively.

A summary of estimated fair values of significant financial instruments consisted of the following at:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$196,181	$196,181	$159,849	$159,849
Interest-bearing deposits	57,863	57,863	52,811	52,811
Trading securities	—	—	11,554	11,554
Securities available for sale	2,143,072	2,143,072	2,413,776	2,413,776
Securities held-to-maturity	3,123,510	3,239,149	3,072,453	3,141,775
Loans held for sale	21,650	21,650	52,224	52,224
Loans, net	10,737,397	10,756,272	10,702,974	10,701,251
Mortgage servicing assets (a)	7,749	11,657	7,256	10,281
Derivative instruments	37,518	37,518	35,198	35,198
Liabilities:
Deposits other than time deposits	$10,655,811	$10,655,811	$10,458,876	$10,010,222
Time deposits	3,060,716	3,120,737	3,149,909	3,205,361
Securities sold under agreements to repurchase and other short-term borrowings	1,079,866	1,110,081	1,091,477	1,112,078
FHLB advances and other long-term debt (b)	969,808	960,029	1,350,842	1,302,718
Derivative instruments:
Interest rate swaps	40,672	40,672	37,841	37,841
Fed Fund futures contract	1,015	1,015	2,081	2,081
Visa Swap	1	1	—	—

(a)	The carrying amount of mortgage servicing assets is net of $0.5 million and $0.3 million reserves at June 30, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $16.8 million and $20.9 million in hedge accounting adjustments and discounts at June 30, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.

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

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands)
	Webster Pension		Webster SERP		Other Benefits
Three months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$44	$62	$—	$—	$—	$—
Interest cost	1,866	1,563	92	86	54	70
Expected return on plan assets	(2,549)	(2,554)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of the net actuarial loss	675	547	8	(6)	15	—

Net periodic cost (benefit)	$36	$(382)	$100	$80	$87	$88

(In thousands)
	Webster Pension		Webster SERP		Other Benefits
Six months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$88	$125	$—	$—	$—	$—
Interest cost	3,731	3,635	184	180	108	139
Expected return on plan assets	(5,275)	(5,004)	—	—	—	—
Amortization of prior service cost	—	—	—	—	36	36
Amortization of the net actuarial loss	1,337	1,125	16	—	31	—

Net periodic (benefit) cost	$(119)	$(119)	$200	$180	$175	$175

The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. During the three and six month periods presented, no additional benefits have been accrued.

Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of the former First Federal Savings Bank of America acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. Webster made contributions to the Fund of $0.4 million and $0.8 million during the three and six months ended June 30, 2011.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances by transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary.

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense and income taxes. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category . The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the six months ended June 30, 2011, 78.5% of the provision expense is specifically attributable to business segments and reported accordingly.

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

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended June 30, 2011	Commercial	Retail	Consumer		Total Reportable	Reconciling	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Amounts	Total
Net interest income	$40,930	$57,102	$27,023	$6,028	$131,083	$9,034	$140,117
(Benefit) provision for loan and lease losses	(10,798)	5,498	6,099	45	844	4,156	5,000

Net interest income after provision for loan and lease losses	51,728	51,604	20,924	5,983	130,239	4,878	135,117
Non-interest income	8,303	25,889	2,148	6,025	42,365	4,653	47,018
Non-interest expense	26,745	75,197	15,878	9,880	127,700	4,361	132,061

Income from continuing operations before income taxes	33,286	2,296	7,194	2,128	44,904	5,170	50,074
Income tax expense	10,357	722	2,279	664	14,022	1,845	15,867

Income from continuing operations	22,929	1,574	4,915	1,464	30,882	3,325	34,207
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	22,929	1,574	4,915	1,464	30,882	3,325	34,207
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income	$22,929	$1,574	$4,915	$1,464	$30,882	$3,325	$34,207

Total assets at period end	$4,136,305	$1,517,812	$5,816,386	$214,797	$11,685,300	$6,121,528	$17,806,828

Three months ended June 30, 2010, as reclassified	Commercial	Retail	Consumer		Total Reportable	Reconciling	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Amounts	Total
Net interest income	$34,426	$52,590	$25,052	$4,602	$116,670	$15,672	$132,342
Provision (benefit) for loan and lease losses	8,369	2,055	19,151	(27)	29,548	2,452	32,000

Net interest income after provision for loan and lease losses	26,057	50,535	5,901	4,629	87,122	13,220	100,342
Non-interest income	7,650	29,160	2,006	5,186	44,002	21,518	65,520
Non-interest expense	22,552	75,036	15,438	9,065	122,091	25,576	147,667

Income (loss) from continuing operations before income taxes	11,155	4,659	(7,531)	750	9,033	9,162	18,195
Income tax (benefit) expense	(577)	443	1,913	49	1,828	(1,278)	550

Income (loss) from continuing operations	11,732	4,216	(9,444)	701	7,205	10,440	17,645
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	11,732	4,216	(9,444)	701	7,205	10,440	17,645
Less: Net income attributable to noncontrolling interests	—	—	7	—	7	—	7

Net income (loss)	$11,732	$4,216	$(9,451)	$701	$7,198	$10,440	$17,638

Total assets at period end	$3,989,067	$1,527,461	$5,752,660	$204,847	$11,474,035	$6,269,113	$17,743,148

Six months ended June 30, 2011 (a)	Commercial	Retail	Consumer		Total Reportable	Reconciling	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Amounts	Total
Net interest income	$79,947	$111,392	$54,272	$11,674	$257,285	$22,281	$279,566
(Benefit) provision for loan and lease losses	(9,158)	6,707	14,231	1	11,781	3,219	15,000

Net interest income after provision for loan and lease losses	89,105	104,685	40,041	11,673	245,504	19,062	264,566
Non-interest income	14,689	50,638	4,189	11,887	81,403	9,917	91,320
Non-interest expense	49,733	151,231	30,660	20,040	251,664	9,522	261,186

Income from continuing operations before income taxes	54,061	4,092	13,570	3,520	75,243	19,457	94,700
Income tax expense	16,095	1,218	4,040	1,048	22,401	5,792	28,193

Income from continuing operations	37,966	2,874	9,530	2,472	52,842	13,665	66,507
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	37,966	2,874	9,530	2,472	52,842	15,660	68,502
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income	$37,966	$2,874	$9,531	$2,472	$52,843	$15,660	$68,503

Total assets at period end	$4,136,305	$1,517,812	$5,816,386	$214,797	$11,685,300	$6,121,528	$17,806,828

Six months ended June 30, 2010, as reclassified (a)	Commercial	Retail	Consumer		Total Reportable	Reconciling	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Amounts	Total
Net interest income	$69,449	$100,095	$50,841	$8,752	$229,137	$34,589	$263,726
Provision (benefit) for loan and lease losses	21,042	5,708	44,129	(61)	70,818	4,182	75,000

Net interest income after provision for loan and lease losses	48,407	94,387	6,712	8,813	158,319	30,407	188,726
Non-interest income	14,482	56,307	4,242	10,483	85,514	27,022	112,536
Non-interest expense	44,731	147,534	33,066	18,644	243,975	37,316	281,291

Income (loss) from continuing operations before income taxes	18,158	3,160	(22,112)	652	(142)	20,113	19,971
Income tax expense (benefit)	823	143	(1,002)	30	(6)	911	905

Income (loss) from continuing operations	17,335	3,017	(21,110)	622	(136)	19,202	19,066
Income (loss) from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	17,335	3,017	(21,110)	622	(136)	19,202	19,066
Less: Net income attributable to noncontrolling interests	—	—	7	—	7	—	7

Net income (loss)	$17,335	$3,017	$(21,117)	$622	$(143)	$19,202	$19,059

Total assets at period end	$3,989,067	$1,527,461	$5,752,660	$204,847	$11,474,035	$6,269,113	$17,743,148

(a)	As part of the presentation for the six months ended June 30, 2010, the Consumer Liquidating Portfolio for the three months ended March 31, 2010 has not been reclassified to Reconciling Amounts to conform to the June 30, 2011 presentation, as it was not established as a separate operating unit until April 2010. As part of the presentation for the six months ended June 30, 2011, for the three months ended March 31, 2011, $1.7 million in net loss from continuing operations before income taxes was reclassified to Reconciling Amounts.

NOTE 16: Commitments and Contingencies

Credit-Related Financial Instruments. In the normal course of business, the Company becomes a party to credit related financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit unfunded commitments under existing lines and loans, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments, as for on-balance sheet instruments.

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk for the following periods ending:

	June 30,	December 31,
(In thousands)	2011	2010
Commitments to extend credit	$293,937	$339,249
Unfunded commitments under existing lines and loans	3,214,134	3,330,712
Stand by letters of credit	182,386	166,744
Commercial letters of credit	7,119	11,555

Total financial instruments with off-balance sheet risk	$3,697,576	$3,848,260

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded commitments. The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended June 30,
(In thousands)	2011 (a)	2010 (a)
Beginning balance	$9,093	$9,827
Benefit	(3,277)	(713)

Ending balance	$5,816	$9,114

	Six months ended June 30,
(In thousands)	2011 (a)	2010 (a)
Beginning balance	$9,378	$10,105
Benefit	(3,562)	(991)

Ending balance	$5,816	$9,114

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The following table provides detail of activity in the Company’s reserve for loan repurchases for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
(In thousands)	2011	2010
Beginning balance	$4,255	$1,768
Provision	1,856	3,792
Loss on loans repurchased	(3,710)	4

Ending balance	$2,401	$5,564

	Six months ended June 30,
(In thousands)	2011	2010
Beginning balance	$3,658	$1,595
Provision	2,628	4,054
Loss on loans repurchased	(3,885)	(85)

Ending balance	$2,401	$5,564

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense. During the three months ended June 30, 2011 the Company completed a $3.2 million net settlement (“Settlement”) with certain investors who purchased over the past several years a significant amount of our loan production volume and from whom we purchased certain loans. The settlement also mutually released loan repurchase claims the parties may have made against each other for loans sold through June 2011.

Lease Commitments. At June 30, 2011, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.2 million and $10.2 million and $5.1 million and $10.3 million for the three and six months ended June 30, 2011 and 2010, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $0.3 million and $0.6 million and $0.4 million and $0.7 million for the three and six months ended June 30, 2011 and 2010, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

As previously disclosed, in the second quarter of 2010, Webster increased its litigation reserves by $19.6 million, primarily related to the Broadwin case. There is no assurance that the Company’s litigation reserves will not need to be adjusted in future periods. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters. Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation reserves, Webster believes that the legal actions and proceedings currently pending against it should not have a material adverse effect on Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster; as a result, the outcome of a particular matter may be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 to this report. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011 or any future period.

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

Recent Legislation

The following discussion should be read in conjunction with the Supervision and Regulation section in Webster’s 2010 Form 10-K.

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

The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under rules issued by the FDIC in February 2011, the base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risks of the institution being assessed. The rule was effective beginning April 1, 2011.

One of the provisions of the Dodd-Frank Act requires that debit card interchange transaction fees, which are paid by merchants to card issuers for each transaction, be reasonable and proportional to the issuer’s cost for processing the transaction. In December 2010, the Federal Reserve Board (“FRB”) proposed regulations to establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction and to prohibit network exclusivity arrangements and routing restrictions. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more.

On June 28, 2011, the Federal Reserve Board approved a final debit-card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional amount equal to 5 basis-points of the transaction value. The FRB issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards is required by April 1, 2012. The effective date for the pricing restrictions is October 1, 2011. The new pricing restriction is expected to impact Webster, before management actions, by an approximate $15.0 million annual reduction of revenue related to these transactions.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2010 Annual Report on Form 10-K and in Note 1 to the condensed consolidated financial statements included in Item 1 to this report. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan and lease losses, valuation and analysis for impairment of goodwill and other intangible assets, and the fair value measurements, income taxes and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $34.2 million for the three months ended June 30, 2011, compared to $17.6 million for the three months ended June 30, 2010. The net income available to common shareholders was $33.4 million, or $0.36 per diluted common share, for the three months ended June 30, 2011, compared to the net income available to common shareholders of $12.7 million, or $0.15 per diluted common share, for the three months ended June 30, 2010. The increase in consolidated net income from the comparable three month period is significantly attributable to a reduction in provision for loan and lease losses and interest expense. The provision for loan and lease losses for the three months ended June 30, 2011 was $5.0 million, a reduction of $27.0 million compared to $32.0 million for the three months ended June 30, 2010. Interest expense decreased $10.5 million as the cost of average liabilities declined from 1.15% for the three months ended June 30, 2010 to 0.89% for the three months ended June 30, 2011.

Webster’s consolidated net income after tax was $68.5 million for the six months ended June 30, 2011, compared to a net income of $19.1 million for the six months ended June 30, 2010. The net income available to common shareholders was $66.8 million, or $0.72 per diluted common share, for the six months ended June 30, 2011, compared to a net income of $6.7 million, or $0.08 per diluted common share, for the six months ended June 30, 2010. The increase in consolidated net income from the comparable six-month period is primarily attributable to a reduction in provision for loan and lease losses and interest expense. The provision for loan and lease losses for the six months ended June 30, 2011 was $15.0 million, a reduction of $60.0 million compared to $75.0 million at June 30, 2010. Interest expense decreased $20.9 million as the cost of average liabilities declined from 1.17% for the six months ended June 30, 2010 to 0.90% for the six months ended June 30, 2011.

Significant Event

On June 8, 2011 the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with our participation in the CPP, each representing the right to purchase one share of our common stock, $0.01 par value per share. The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. We did not receive any of the proceeds of the warrant offering; however we paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company purchased 44,916 warrants from the open market during June 2011. At June 30, 2011, 955,084 warrants were outstanding and exercisable.

Selected financial highlights are presented in the table below.

	At or for the		At or for the
	Three months ended June 30,		Six months ended June 30,
(In thousands, except ratio and per share data)	2011	2010	2011	2010
Earnings
Net interest income	$140,117	$132,342	$279,566	$263,726
Total non-interest income	47,018	65,520	91,320	112,536
Total non-interest expense	132,061	147,667	261,186	281,291
Income from continuing operations, net of tax	34,207	17,645	66,507	19,066
Income from discontinuing operations, net of tax	—	—	1,995	—
Net income (loss) attributable to noncontrolling interests	—	7	(1)	7
Net income attributable to Webster Financial Corporation	34,207	17,638	68,503	19,059
Net income available to common shareholders	33,376	12,730	66,841	6,661
Common Share Data
Income per common share from continuing operations - basic	$0.38	$0.16	$0.74	$0.08
Income per common share available to common shareholders - basic	0.38	0.16	0.76	0.08
Income per common share from continuing operations - diluted	0.36	0.15	0.70	0.08
Net income per common share - diluted	0.36	0.15	0.72	0.08
Dividends declared per common share	0.05	0.01	0.06	0.02
Book value per common share	20.61	19.75	20.61	19.75
Tangible book value per common share	14.42	12.79	14.42	12.79
Dividends declared per Series A preferred share	21.25	21.25	42.50	42.50
Dividends declared per Series B preferred share	—	12.50	—	25.00
Dividends declared per affiliate preferred share	0.22	0.22	0.43	0.43
Diluted shares (weighted average)	92,184	82,721	92,368	82,090
Selected Ratios
Return on average assets	0.76%	0.39%	0.74%	0.21%
Return on average shareholders’ equity	7.44	3.81	7.33	2.02
Net interest margin	3.46	3.27	3.45	3.27
Efficiency ratio (a)	65.00	65.67	66.30	65.21
Tangible capital ratio	7.44	7.68	7.44	7.68
Tier one common equity to risk weighted assets (b)	10.79	8.12	10.79	8.12

(a)	Calculated using SNL’s methodology non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(b)	The ratios presented are projected for the 2011 reporting period and actual for the 2010 reporting period.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the average rates earned or paid by Webster:

	Three months ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (a)	Yields	Balance	Interest (a)	Yields
Assets
Interest-earning assets:
Loans	$10,998,039	$121,599	4.41%	$10,877,997	$122,447	4.49%
Investment securities (b)	5,244,359	56,395	4.34	5,374,567	58,126	4.33
Federal Home Loan and Federal Reserve Bank stock	143,874	832	2.32	142,918	746	2.09
Interest bearing deposits	212,172	123	0.23	185,364	121	0.26
Loans held for sale	14,814	177	4.78	12,761	144	4.51

Total interest earning assets	16,613,258	179,126	4.31%	16,593,607	181,584	4.37%
Non-interest earning assets	1,311,512			1,382,519

Total assets	$17,924,770			$17,976,126

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,225,819	—	—%	$1,715,043	0	0.00%
Savings, NOW & money market deposits	8,675,135	9,554	0.44	8,657,141	13,203	0.61
Certificates of deposit	3,122,527	12,287	1.58	3,628,750	17,279	1.91

Total interest-bearing deposits	14,023,481	21,841	0.62	14,000,934	30,482	0.87
Securities sold under agreements to repurchase and other short-term borrowings	891,344	3,777	1.68	785,028	4,121	2.08
Federal Home Loan Bank advances	403,223	3,295	3.23	576,880	4,747	3.25
Long-term debt	568,868	6,273	4.41	587,702	6,342	4.32

Total borrowings	1,863,435	13,345	2.85	1,949,610	15,210	3.10

Total interest bearing liabilities	15,886,916	35,186	0.89%	15,950,544	45,692	1.15%
Non-interest bearing liabilities	188,395			163,744

Total liabilities	16,075,311			16,114,288
Noncontrolling interests	9,577			9,639
Equity	1,839,882			1,852,199

Total liabilities and equity	$17,924,770			$17,976,126

Fully tax-equivalent net interest income		143,940			135,892
Less: tax equivalent adjustments		(3,823)			(3,550)

Net interest income		$140,117			$132,342

Interest-rate spread			3.42%			3.22%
Net interest margin (b)			3.46%			3.27%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $47.5 million and $10.7 million as of June 30, 2011 and 2010, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (a)	Yields	Balance	Interest (a)	Yields
Assets
Interest-earning assets:
Loans	$11,031,630	$242,830	4.40%	$10,927,030	$245,797	4.50%
Investment securities (b)	5,322,767	113,239	4.29	5,221,609	114,692	4.41
Federal Home Loan and Federal Reserve Bank stock	143,874	1,663	2.33	141,902	1,462	2.08
Interest bearing deposits	137,156	157	0.23	217,732	283	0.26
Loans held for sale	25,792	599	4.64	20,063	458	4.57

Total interest-earning assets	16,661,219	358,488	4.31%	16,528,336	362,692	4.39%
Noninterest-earning assets	1,322,394			1,390,512

Total assets	$17,983,613			$17,918,848

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,193,967	$—	—%	$1,678,551	$—	—%
Savings, NOW & money market deposits	8,659,127	20,137	0.47	8,512,228	27,081	0.64
Certificates of deposit	3,116,638	24,473	1.58	3,705,533	35,352	1.92

Total interest-bearing deposits	13,969,732	44,610	0.64	13,896,312	62,433	0.91
Securities sold under agreements to repurchase and other short-term borrowings	942,745	7,339	1.55	806,501	8,124	2.00
Federal Home Loan Bank advances	478,474	6,650	2.76	576,778	9,165	3.16
Long-term debt	575,188	12,635	4.39	588,248	12,406	4.22

Total borrowings	1,996,407	26,624	2.66	1,971,527	29,695	3.00

Total interest-bearing liabilities	15,966,139	71,234	0.90%	15,867,839	92,128	1.17%
Noninterest-bearing liabilities	192,356			157,132

Total liabilities	16,158,495			16,024,971
Noncontrolling interests	9,606			9,640
Equity	1,815,512			1,884,237

Total liabilities and equity	$17,983,613			$17,918,848

Fully tax-equivalent net interest income		287,254			270,834
Less: tax equivalent adjustments		(7,688)			(7,108)

Net interest income		$279,566			$263,726

Interest-rate spread			3.41%			3.22%
Net interest margin (b)			3.45%			3.27%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $40.1 million and $9.7 million as of June 30, 2011 and 2010, respectively, are excluded from the average balance for rate calculations.

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

The table presented below is based upon reported net interest income.

	Three months ended June 30,			Six months ended June 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(2,188)	$1,340	$(848)	$(5,364)	$2,397	$(2,967)
Loans held for sale	9	24	33	7	134	141
Investment securities	(701)	(1,215)	(1,916)	(2,568)	340	(2,228)

Total interest income	(2,880)	149	(2,731)	(7,925)	2,871	(5,054)

Interest on interest-bearing liabilities:
Deposits	(8,690)	49	(8,641)	(18,168)	345	(17,823)
Borrowings	(1,205)	(660)	(1,865)	(3,435)	364	(3,071)

Total interest expense	(9,895)	(611)	(10,506)	(21,603)	709	(20,894)

Net change in net interest income	$7,015	$760	$7,775	$13,678	$2,162	$15,840

Net Interest Income

Net interest income totaled $140.1 million and $279.6 million for the three and six months ended June 30, 2011, respectively, compared to $132.3 million and $263.7 million for the three and six months ended June 30, 2010, respectively, an increase of $7.8 million and $15.8 million. For the six months ended June 30, 2011, compared to the six months ended June 30, 2010, average interest-earning assets grew by 0.8% to $16.7 billion from $16.5 billion, while average interest-bearing liabilities grew by 0.6% to $16.0 billion from $15.9 billion. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets, the net interest margin grew by 19 and 18 basis points to 3.46% and 3.45% for the three and six months ended June 30, 2011, respectively, from 3.27% for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, the yield on average interest-earning assets declined by 6 and 8 basis points, respectively, while the cost of average interest-bearing liabilities declined 26 and 27 basis points when compared to the three and six months ended June 30, 2010, respectively.

Net interest income is affected by changes in interest rates, by loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets; among other factors. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk policy.

Interest Income

Interest income decreased $2.7 million, or 1.5%, to $175.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease in the average yield of 6 basis points was due to a lower rate environment and was partially offset by an increase in average interest earning assets of $19.7 million. The average loan portfolio, excluding loans held for sale, increased by $120.0 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Average securities decreased by $130.2 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

The 6 basis point decrease in the average yield earned on interest-earning assets for the three months ended June 30, 2011 to 4.31% compared to 4.37% for the three months ended June 30, 2010 is a result of repayment of higher yielding loans and origination of lower yielding loans, and purchase of lower yielding securities. The loan portfolio yield decreased 8 basis points to 4.41% for the three months ended June 30, 2011 and comprised 66.2% of average interest-earning assets at June 30, 2011, compared to the loan portfolio yield of 4.49%, which comprised 65.6% of average interest-earning assets for the three months ended June 30, 2010. Additionally, the yield on investment securities was 4.34% at June 30, 2011, a 1 basis point increase compared to the three months ended June 30, 2010.

Interest income decreased $5.1 million, or 1.4%, to $350.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease in the average yield of 8 basis points, discussed below, was partially offset by an increase in average interest earning assets of $132.9 million. The average loan portfolio, excluding loans held for sale, increased by $104.6 million for the six months ended June 30, 2011, or 1.0%, compared to the six months ended June 30, 2010. Average investment securities increased by $101.2 million for the six months ended June 30, 2011, or 1.9%, compared to the six months ended June 30, 2010.

The 8 basis point decrease in the average yield earned on interest-earning assets for the six months ended June 30, 2011 to 4.31% compared to 4.39% for the six months ended June 30, 2010 is a result of repayment of higher yielding loans and origination of lower yielding loans, and purchase of lower yielding securities. The loan portfolio yield decreased 10 basis points to 4.40% for the six months ended June 30, 2011 and comprised 66.2% of average interest-earning assets at June 30, 2011 compared to the loan portfolio yield of 4.50% and 66.1% of average interest-earning assets for the six months ended June 30, 2010. Additionally, the yield on investment securities was 4.29% for the six months ended June 30, 2011, a 12 basis point decrease compared to the six months ended June 30, 2010.

Interest Expense

Interest expense for the three months ended June 30, 2011 decreased $10.5 million, or 23.0%, to $35.2 million as compared to the three months ended June 30, 2010. The cost of average interest-bearing liabilities was 0.89% for the three months ended June 30, 2011, a decrease of 26 basis points compared to 1.15% for the three months ended June 30, 2010. The decrease was primarily due to declines in the cost of deposits to 0.62% for the three months ended June 30, 2011, from 0.87% for the three months ended June 30, 2010, and a 25 basis point decrease in the cost of borrowings to 2.85% for the three months ended June 30, 2011, from 3.10% for the three months ended June 30, 2010, as a result of declining rates.

Interest expense for the six months ended June 30, 2011 decreased $20.9 million, or 22.7%, to $71.2 million as compared to the six months ended June 30, 2010. The cost of interest-bearing liabilities was 0.90% for the six months ended June 30, 2011, a decrease of 27 basis points compared to 1.17% for the six months ended June 30, 2010. The decrease was primarily due to declines in the cost of deposits to 0.64% for the six months ended June 30, 2011 from 0.91% for the six months ended June 30, 2010 and a 34 basis point decrease in the cost of borrowings to 2.66% for the six months ended June 30, 2011 from 3.00% for the six months ended June 30, 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $5.0 million and $15.0 million for the three and six months ended June 30, 2011, a decrease of $27.0 million and $60.0 million compared to $32.0 million and $75.0 million for the three and six months ended June 30, 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the three and six months ended June 30, 2011, total net charge-offs were $21.7 million and $55.4 million compared to $31.8 million and $72.1 million for the three and six months ended June 30, 2010.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan, lease and credit losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At June 30, 2011, the allowance for loan and lease losses totaled $281.2 million or 2.55% of total loans and leases compared to $321.7 million or 2.92% of total loans and leases at December 31, 2010. See the “Allowance for Loan and Lease Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Non-Interest Income:
Deposit service fees	$26,095	$29,345	$(3,250)	(11.1)%	$51,435	$57,129	$(5,694)	$(10.0)%
Loan related fees	6,419	7,225	(806)	(11.2)	11,248	13,230	(1,982)	(15.0)
Wealth and investment services	7,454	6,218	1,236	19.9	14,176	12,053	2,123	17.6
Mortgage banking activities	1,234	427	807	189.0	2,487	289	2,198	760.6
Increase in cash surrender value of life insurance policies	2,576	2,612	(36)	(1.4)	5,109	5,190	(81)	(1.6)
Net gain (loss) on trading securities	—	8,584	(8,584)	(100.0)	(1,799)	8,584	(10,383)	(121.0)
Net gain on sale of investment securities	1,647	4,364	(2,717)	(62.3)	3,823	8,682	(4,859)	(56.0)
Total other-than-temporary impairment losses on securities	—	(3,054)	3,054	100.0	—	(11,268)	11,268	100.0
Portion of the loss recognized in other comprehensive income	—	1,866	(1,866)	(100.0)	—	6,400	(6,400)	(100.0)

Net impairment losses recognized in earnings	—	(1,188)	1,188	100.0	—	(4,868)	4,868	100.0
Other income	1,593	7,933	(6,340)	(79.9)	4,841	12,247	(7,406)	(60.5)

Total non-interest income	$47,018	$65,520	$(18,502)	(28.2)%	$91,320	$112,536	$(21,216)	$(18.9)%

Total non-interest income was $47.0 million and $91.3 million for the three and six months ended June 30, 2011, a decrease of $18.5 million and $21.2 million from the comparable periods in 2010. The $18.5 million decrease for the three months ended June 30, 2011 and $21.2 million decrease for the six months ended June 30, 2011 from the comparable periods in 2010 is primarily attributable to the recognition of an $8.6 million gain on the sale of trading securities and $6.4 million gain on the sale of the Company’s direct investment in Higher One Holdings, Inc. in the three months ended June 30, 2010 and a $3.3 million and $5.7 million decrease in deposit service fees for the three and six months ended June 30, 2011 from the comparable periods in 2010.

Deposit Service Fees. Deposit service fees totaled $26.1 million and $51.4 million for the three and six months ended June 30, 2011, respectively, a decrease of $3.3 million and $5.7 million from the comparable periods in 2010, primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010.

Loan Related Fees. Loan related fees were $6.4 million and $11.2 million for the three and six months ended June 30, 2011, respectively, a decrease of $0.8 million and $2.0 million from the comparable periods in 2010, due to a decrease in volume of loan origination and modification fees.

Wealth and Investment Services. Wealth and investment services income totaled $7.5 million and $14.2 million for the three and six months ended June 30, 2011, an increase of $1.2 million and $2.1 million from the comparable periods in 2010. The increase for the three and six months ended June 30, 2011 from the comparable periods in 2010 is due to an increase in new business originated by Webster Financial Advisors coupled with improved market conditions.

Mortgage Banking Activities. Mortgage banking activities income totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2011, an increase of $0.8 million and $2.2 million from the comparable periods in 2010, respectively. The $0.8 million increase for the three months ended June 30, 2011 from the comparable period in 2010 is due to a $0.8 million gain on a commercial loan sale in the three months ended June 30, 2011. The $2.2 million increase for the six months ended June 30, 2011 from the comparable period in 2010 is due to the $0.8 million gain on commercial loan sale, in addition to an increase in mortgage loans sold and a decrease in payouts charged against mortgage banking activities related to loans sold to third parties.

Net Gain on Sale of Investment Securities. Net gain on the sale of investment securities was approximately $1.6 million and $3.8 million for the three and six months ended June 30, 2011, compared to $4.4 million and $8.7 million from the comparable periods in 2010. The net gain on sale of investment securities for the six months ended June 30, 2011 is due to the sale of GSE mortgage-backed securities, equity securities, net of $3.3 million in losses on the sale of two trust preferred securities.

Net Impairment Losses on Securities Recognized in Earnings. There were no net impairment losses on securities recognized in earnings for the three and six months ended June 30, 2011, compared to losses of $1.2 million and $4.9 million from the comparable periods in 2010. This decrease is primarily the result of improvement in the amount of deferrals and defaults in 2011 compared to previously impaired book values.

Other. Other non-interest income was $1.6 million and $4.8 million for the three and six months ended June 30, 2011, respectively, compared to $7.9 million and $12.2 million from the comparable periods in 2010. The decrease is primarily due to a gain of $6.4 million on the sale of the Company’s direct investment in Higher One Holdings, Inc. recorded in the three months ended June 30, 2010.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$65,592	$60,327	$5,265	8.7%	$132,604	$121,269	$11,335	9.3%
Occupancy	12,856	13,546	(690)	(5.1)	27,591	27,986	(395)	(1.4)
Technology and equipment expense	15,134	15,657	(523)	(3.3)	30,526	30,925	(399)	(1.3)
Intangible assets amortization	1,397	1,397	—	—	2,794	2,794	—	—
Marketing	4,252	5,226	(974)	(18.6)	9,772	10,017	(245)	(2.4)
Professional and outside services	2,813	3,566	(753)	(21.1)	5,243	6,168	(925)	(15.0)
Deposit insurance	5,918	7,161	(1,243)	(17.4)	11,699	13,246	(1,547)	(11.7)
Litigation reserve	—	19,676	(19,676)	(100.0)	—	19,676	(19,676)	(100.0)
Other expenses	24,099	21,111	2,988	14.2	40,957	49,210	(8,253)	(16.8)

Total non-interest expenses	$132,061	$147,667	$(15,606)	(10.6)%	$261,186	$281,291	$(20,105)	(7.1)%

Total non-interest expense was $132.1 million and $261.2 million for the three and six months ended June 30, 2011, a decrease of $15.6 million and $20.1 million from the comparable periods in 2010. The decrease for the three and six months ended June 30, 2011 from the comparable periods in 2010 included a $19.7 million accrual related to a previously announced litigation reserve recorded in the three months ended June 30, 2010 and partially offset by an increase in compensation and benefits for the three and six months ended June 30, 2011 from the comparable periods in 2010.

Compensation and benefits. Compensation and benefits were $65.6 million and $132.6 million for the three and six months ended June 30, 2011, an increase of $5.3 million and $11.3 million from the comparable periods in 2010. The increase is primarily attributable to higher base compensation, which reflects hiring efforts to increase the number of business development officers to support the Company’s Business and Professional Banking and Middle Market divisions, in addition to higher group insurance due to an increase in claim volume as well as increased incentives as a result of improved financial performance.

Marketing. Marketing expenses were $4.3 million and $9.8 million for the three and six months ended June 30, 2011, respectively, a decrease of $1.0 million and $0.2 million from the comparable periods in 2010. The decrease in marketing expense is reflective of a decrease in marketing campaigns, during the three months ended June 30, 2011.

Deposit Insurance. The FDIC deposit insurance expense for the three and six months ended June 30, 2011 was $5.9 million and $11.7 million as compared to $7.2 million and $13.2 million for the three and six months ended June 30, 2010, respectively. The decrease is primarily due to a decrease in fees for the Transaction Account Guarantee Program (“TAGP”) in the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010. The Company opted to end its participation in the program as of June 30, 2010. The decrease is partially offset by an increase in accrued assessments for the three months ended June 30, 2011 due to changes in the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity effective April 1, 2011.

Other Expenses. Other expenses were $24.1 million and $21.1 million for the three months ended June 30, 2011 and 2010, an increase of $3.0 million. The increase is primarily attributable to a $5.1 million increase in foreclosed and repossessed asset write downs from the comparable period in 2010 related to expediting the sale of existing OREO inventory, partially offset by a $1.9 million reduction in the provision for loan repurchases. Other expenses were $41.0 million and $49.2 million for the six months ended June 30, 2011 and 2010, a decrease of $8.3 million primarily attributable to the establishment of a $11.1 million reserve for fraud as a result of an embezzlement scheme at a subcontractor that provided bulk cash processing on behalf of a major vendor of Webster recorded in the six months ended June 30, 2010. The decrease is partially offset by a $2.6 million increase in foreclosed and repossessed asset write downs in the six months ended June 30, 2011.

Income Taxes

During the three and six months ended June 30, 2011, Webster recognized income tax expense of $15.9 million and $28.2 million, respectively, applicable to the $50.1 million and $94.7 million of pre-tax income from continuing operations in the respective periods. In the comparable 2010 periods, Webster recognized income tax expense of $0.6 million and $0.9 million, respectively, applicable to the $18.2 million and $20.0 million of pre-tax income from continuing operations in those respective periods.

The $15.9 million and $28.2 million of tax expense for the three and six months ended June 30, 2011, respectively, and the effective tax rates of 31.7% and 29.8%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 29.5% for the full year 2011 to the pre-tax income for the six months ended June 30, 2011; and (ii) the recognition of $0.3 million of state tax expense, net of U.S. effects, for the six months ended June 30, 2011 ($0.9 million expense specific to the three months ended June 30, 2011 and $0.6 million benefit specific to the three months ended March 31, 2011).

In the comparable 2010 periods, the $0.6 million and $0.9 million of tax expense for the three and six months ended June 30, 2010, respectively, and the effective tax rates for those periods of 3% and 4.5%, respectively, reflected (i) the application of an estimated annual effective tax rate of 19% for the full year 2010 to the pre-tax income for the six months ended June 30, 2010; and (ii) the exclusion of the $19.7 million litigation provision that was recognized in the three months ended June 30, 2010 from the pre-tax income to which the 19% effective tax rate was applied. The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes”, and Subtopic 740-270, and its $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income, in the three and six month periods ended June 30, 2010, as noted above.

The increase in the estimated annual effective tax rate from 19% in 2010 to 29.5% in 2011 is due to the increase in estimated pre-tax income from 2010 to 2011.

For more information on Webster’s income taxes, see Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other currently includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances by transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary. See Note 15 – Business Segments in the Notes to the Condensed Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and six months ended June 30, 2011 and 2010 and incorporate the allocation of the increased provision for loan and lease losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods then ended:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net Income (Loss)
Commercial Banking	$22,929	$11,732	$37,966	$17,335
Retail Banking	1,574	4,216	2,874	3,017
Consumer Finance	4,915	(9,451)	9,531	(21,117)
Other	1,464	701	2,472	622

Total Segments	30,882	7,198	52,843	(143)
Corporate and reconciling items	3,325	10,440	15,660	19,202

Net income attributable to Webster Financial Corporation	$34,207	$17,638	$68,503	$19,059

(a)	Reclassified to conform to the 2011 presentation. As part of the presentation for the six months ended June 30, 2010 the Consumer Liquidating Portfolio for the three months ended March 31, 2010 has not been reclassified to Corporate and Reconciling Amounts to conform to the six months ended June 30, 2011 presentation, as it was not established as a separate operating unit until April 2010. As part of the presentation for the six months ended June 30, 2011 for the three months ended March 31, 2011, $1.7 million in net loss from continuing operations before income taxes was reclassified to Corporate and Reconciling Amounts.

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense and income taxes. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, are shown as other reconciling items. For the three months ended June 30, 2011, 16.9% of the provision expense is specifically attributable to business segments and reported accordingly. For the six months ended June 30, 2011, 78.5% of the provision expense is specifically attributable to business segments and reported accordingly. Webster allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

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

Commercial Banking Results:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$40,930	$34,426	$79,947	$69,449
(Benefit) provision for loan and lease losses	(10,798)	8,369	(9,158)	21,042

Net interest income after provision	51,728	26,057	89,105	48,407
Non-interest income	8,303	7,650	14,689	14,482
Non-interest expense	26,745	22,552	49,733	44,731

Income before income taxes	33,286	11,155	54,061	18,158
Income tax expense (benefit)	10,357	(577)	16,095	823

Net income	$22,929	$11,732	$37,966	$17,335

Total assets at period end	$4,136,305	$3,989,067	$4,136,305	$3,989,067
Total loans at period end	4,140,617	4,014,606	4,140,617	4,014,606
Total deposits at period end	2,171,381	2,160,689	2,171,381	2,160,689

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $6.5 million and $10.5 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase is primarily due to wider loan spreads, higher loan balances and growth in liability balances. The provision for loan and lease losses decreased $19.2 million and $30.2 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.7 million and $0.2 million in the three and six months ended June 30, 2011 from the comparable periods in 2010, due to a gain on loan sale. Non-interest expense increased $4.2 million and $5.0 million in the three and six months ended June 30, 2011, from comparable periods in 2010. The increase is a result of write-downs on foreclosed properties and compensation related expense driven by the hiring of six additional officers to support the Company’s core business banking expansion. Total deposits increased $10.7 million for the period ended June 30, 2011, compared to June 30, 2010.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net interest income	$57,102	$52,590	$111,392	$100,095
Provision for loan and lease losses	5,498	2,055	6,707	5,708

Net interest income after provision	51,604	50,535	104,685	94,387
Non-interest income	25,889	29,160	50,638	56,307
Non-interest expense	75,197	75,036	151,231	147,534

Income (loss) before income taxes	2,296	4,659	4,092	3,160
Income tax expense	722	443	1,218	143

Net income	$1,574	$4,216	$2,874	$3,017

Total assets at period end	$1,517,812	$1,527,461	$1,517,812	$1,527,461
Total loans at period end	852,050	860,187	852,050	860,187
Total deposits at period end	10,238,635	10,259,760	10,238,635	10,259,760

Net interest income increased $4.5 million and $11.3 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase is a result of improved deposit mix of higher percentage of non-interest bearing deposits and reduced deposit costs. The provision for loan and lease losses increased $3.4 million and $1.0 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business. Non-interest income decreased $3.3 million and $5.7 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010. Non-interest expense increased $0.2 million in the three months ended June 30, 2011 from the comparable period in 2010. The increase is a result of the hiring of 12 additional business bankers in the Company’s small business banking unit to support the Company’s core business banking expansion. A decrease in branch operating costs tied to 5 branch closings in early April was offset by a one-time charge on a recently announced set of branch closings scheduled to occur in early October. Non-interest expense increased $3.7 million in the six months ended June 30, 2011 from the comparable period in 2010. The increase is a result of increased staffing to support Webster’s implementation of extended hours in 89 branch locations and the Customer Care Center and the hiring of the 12 additional business bankers. Total loans decreased $8.1 million for the period ended June 30, 2011, compared to June 30, 2010. The decrease reflects principal payments and early payoffs exceeding new originations in the second and third quarters of 2010. Loans did show a net increase of $1.7 million during the current quarter. Total deposits decreased $21.1 million for the period ended June 30, 2011, compared to June 30, 2010 due to CD runoff during the second half of 2010.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$27,023	$25,052	$54,272	$50,841
Provision for loan and lease losses	6,099	19,151	14,231	44,129

Net interest income after provision	20,924	5,901	40,041	6,712
Non-interest income	2,148	2,006	4,189	4,242
Non-interest expense	15,878	15,438	30,660	33,066

Income (loss) before income taxes	7,194	(7,531)	13,570	(22,112)
Income tax expense (benefit)	2,279	1,913	4,040	(1,002)

Income (loss) before noncontrolling interests	4,915	(9,444)	9,530	(21,110)
Less: Net income (loss) attributable to noncontrolling interests	—	7	(1)	7

Net income (loss)	$4,915	$(9,451)	$9,531	$(21,117)

Total assets at period end	$5,816,386	$5,752,660	$5,816,386	$5,752,660
Total loans at period end	5,714,704	5,628,402	5,714,704	5,628,402
Total deposits at period end	38,131	34,121	38,131	34,121

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $2.0 million and $3.4 million for the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase in net interest income for the three and six months ended June 30, 2011 is related to corresponding increase in interest earning assets and an increase in loan spreads. The provision for loan and lease losses decreased $13.1 million and $29.9 million for the three and six months ended June 30, 2011 from the comparable periods in 2010. The decrease in the provision is primarily due to management’s perspective regarding the level of inherent losses in this segment’s existing book of business and management’s belief that the overall reserve levels are adequate. Non-interest income increased $0.1 million for the three months ended June 30, 2011 and was flat for six months ended June 30, 2011 from the comparable periods in 2010. The increase in non-interest income for the three months ended June 30, 2011 is related to slightly higher mortgage servicing fee income coupled with gains from increased mortgage banking activity compared to the comparable period in 2010. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. Non-interest expense increased $0.4 million for the three months ended June 30, 2011 from comparable period in 2010. The increase in non-interest expense for the three months ended June 30, 2011 is primarily the result of a one-time compensation related expense partially offset by a decrease in workout expense. Non-interest expense decreased $2.4 million for the six months ended June 30, 2011 from the comparable period in 2010. The decrease in non-interest expense for the six months ended June 30, 2011 is primarily the result of decreases in loan work out expenses and foreclosed asset expense. Total loans increased $86.3 million for the period ended June 30, 2011 compared to June 30, 200, primarily due to increased residential mortgage originations driven by the continued favorable interest rate environment compared to June 30, 2010.

Other

Other includes HSA Bank and Private Banking.

Other Results:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$6,028	$4,602	$11,674	$8,752
Provision (benefit) for loan and lease losses	45	(27)	1	(61)

Net interest income after provision	5,983	4,629	11,673	8,813
Non-interest income	6,025	5,186	11,887	10,483
Non-interest expense	9,880	9,065	20,040	18,644

Income before income taxes	2,128	750	3,520	652
Income tax expense	664	49	1,048	30

Net income	$1,464	$701	$2,472	$622

Total assets at period end	$214,797	$204,847	$214,797	$204,847
Total loans at period end	190,240	177,318	190,240	177,318
Total deposits at period end	1,095,614	890,572	1,095,614	890,572

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $1.4 million and $2.9 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase was primarily due to increased volume in HSA deposits. Non-interest income increased $0.8 million and $1.4 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase is primarily due to an increase in HSA deposit service fees. Non-interest expense increased $0.8 million and $1.4 million in the three and six months ended June 30, 2011 from the comparable periods in 2010. The increase is a result of higher compensation and processing costs primarily due to growth in deposits as well as acquisition in new accounts. Total deposits increased $205.0 million for the period ended June 30, 2011, compared to June 30, 2010.

Reconciliation of reportable segments’ net income (loss) to condensed consolidated net income

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net income (loss) from reportable segments before taxes	$44,904	$9,033	$75,243	$(142)
Adjustments:
Corporate Treasury Unit	3,787	5,996	6,215	11,946
Allocation of provision for loan and lease losses	(4,156)	(2,452)	(3,219)	(4,182)
Allocation of net interest income	7,920	13,531	22,694	30,373
Allocation of non-interest income	1,493	17,168	2,308	18,360
Allocation of non-interest expense	(3,874)	(25,081)	(8,541)	(36,384)

Total Adjustments	5,170	9,162	19,457	20,113
Income from continuing operations before income taxes	50,074	18,195	94,700	19,971
Income tax expense	15,867	550	28,193	905
Income from continuing operations	34,207	17,645	66,507	19,066
Income from discontinued operations, net	—	—	1,995	—
Less: Net income (loss) attributable to non-controlling interests	—	7	(1)	7

Net income attributable to Webster Financial Corporation	$34,207	$17,638	$68,503	$19,059

(a)	Reclassified to conform to the 2011 presentation.

Financial Condition

Webster had total assets of $17.8 billion at June 30, 2011 and $18.0 billion at December 31, 2010.

Total loans and leases, net, of $10.7 billion at June 30, 2011 were flat when compared to December 31, 2010. This reflects an overall stabilizing of the economic conditions. Total deposits increased $107.7 million from December 31, 2010. The increase of $107.7 million reflects the Company’s deposits first focus, improved market conditions and the product redesign that the Company implemented during the fourth quarter 2010. Webster’s loan to deposit ratio improved to 80.3% at June 30, 2011, compared with 81.0% at December 31, 2010 and 80.5% at June 30, 2010.

At June 30, 2011, total equity of $1.8 billion was flat when compared to December 31, 2010. Changes in equity for the six months ended June 30, 2011 consisted of $5.2 million of dividends to common shareholders, $1.7 million of dividends to preferred shareholders and $14.7 million for repurchase of warrants issued in connection with participation in the CPP, more than offset by $9.7 million of other comprehensive income and net income of $68.5 million. The quarterly cash dividend to common shareholders increased to $0.05 per common share on April 26, 2011 from $0.01 per common share previously. At June 30, 2011, the tangible capital ratio was 7.44% compared to 6.99% at December 31, 2010. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank maintains, through the Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At June 30, 2011, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities in held-to-maturity and mortgage-backed securities in available for sale. The investment securities portfolio, exclusive of trading securities, of Webster and Webster Bank combined totaled $5.3 billion at June 30, 2011 compared to $5.5 billion at December 31, 2010. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended June 30, 2011 was 4.34% as compared to 4.33% for the three months ended June 30, 2010. See Note 2 – Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Investment Securities

Total available for sale and held-to-maturity investment securities carrying value at June 30, 2011 decreased by $219.6 million from December 31, 2010. The available for sale securities portfolio decreased by $270.7 million primarily due to the paydown and sale of select agency MBS while the held-to-maturity portfolio increased by $51.1 million, primarily due to the purchases of longer duration agency MBS, CMOs, and CMBS.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	At June 30, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,266,018	19,302	(839)	1,284,481	—	—	1,284,481
Pooled trust preferred securities (a)	56,896	—	(10,010)	46,886	—	—	46,886
Single issuer trust preferred securities	50,931	—	(6,006)	44,925	—	—	44,925
Equity securities-financial institutions (b)	5,756	1,015	(6)	6,765	—	—	6,765
Mortgage-backed securities - GSE	427,294	28,720	—	456,014	—	—	456,014
Commercial mortgage-backed securities (CMBS)	290,556	19,085	(5,840)	303,801	—	—	303,801

Total available for sale	$2,097,651	$68,122	$(22,701)	$2,143,072	$—	$—	$2,143,072

Held to maturity:
Municipal bonds and notes	$661,296	$—	$—	$661,296	$15,079	$(4,532)	$671,843
Agency collateralized mortgage obligations (“CMOs”) - GSE	789,448	—	—	789,448	21,150	—	810,598
Mortgage-backed securities - GSE	1,539,439	—	—	1,539,439	84,604	(1,639)	1,622,404
Commercial mortgage-backed securities (CMBS)	103,611	—	—	103,611	1,070	(649)	104,032
Private Label MBS	29,716	—	—	29,716	556	—	30,272

Total held to maturity	$3,123,510	$—	$—	$3,123,510	$122,459	$(6,820)	$3,239,149

Total investment securities	$5,221,161	$68,122	$(22,701)	$5,266,582	$122,459	$(6,820)	$5,382,221

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at June 30, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at June 30, 2011.

	At December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (CMBS)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

For the three and six months ended June 30, 2011, the Federal Reserve maintained the Fed Funds rate flat at or below 0.25% in response to the economic downturn. Credit spreads were generally stable as the prospects for no change in the near-term for monetary policy triggered demand for higher yielding securities. Yields on U.S. Treasury securities fell as the U.S. economy growth rate slowed in the first half of 2011. These developments were generally positive in the valuation of the credit sensitive portion of the investment portfolio.

At June 30, 2011 the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. Overall, the Company had $607.1 million in investment securities that were in an unrealized loss position of $29.5 million at June 30, 2011. Approximately $507.8 million of this total had been in an unrealized loss position for less than twelve months while the remaining $99.3 million had been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At June 30, 2011, available for sale investment securities with a carrying value of $7.0 million had deferred the payment of interest; therefore the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Loan Portfolio

Total loans and leases, net, were $10.7 billion at June 30, 2011 and December 31, 2010. For the three and six months ended June 30, 2011, there were $21.7 million and $55.4 million net charge-offs, respectively. For the three and six months ended June 30, 2011, there were $2.7 million and $7.0 million in loans and leases transferred to foreclosed and repossessed properties.

Commercial loans (including commercial real estate) represented 46.1% of the loan portfolio at June 30, 2011, an increase from 45.4% at December 31, 2010 and a decrease from 45.6% at June 30, 2010. Residential mortgage loans represented 28.5% of the loan portfolio at June 30, 2011 and December 31, 2010, an increase from 27.4% at June 30, 2010. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit.

The following discussion highlights, by business segment, the lending activities in the various portfolios during the three and six months ended June 30, 2011. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. Please refer to the 2010 Form 10-K, pages 1 through 8, for a complete description of Webster’s lending activities by business segment and credit administration policies and procedures.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.1 billion at June 30, 2011 and December 31, 2010. The following discussion provides information regarding the loan portfolio components of the Commercial Banking group.

Middle Market Banking

The Middle Market group delivers Webster’s broad range of financial services to a diversified group of primarily privately held companies with revenues greater than $10 million located within our footprint. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle Market loan portfolio was $1.0 billion at June 30, 2011 compared to $0.9 billion at December 31, 2010. Total Middle Market loan and credit line originations were $139.6 million and $222.9 million for the three and six months ended June 30, 2011, respectively, compared to $132.9 million and $197.5 million for the three and six months ended June 30, 2010, respectively. The increase in loan originations is attributable to expanded business development efforts as the Company added additional officers to support the Company’s core business banking expansion, in addition to improved market conditions.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at June 30, 2011 and December 31, 2010. Total loan originations for the Commercial Real Estate portfolio were $76.0 million and $110.8 million for the three months and six ended June 30, 2011, respectively, compared to $7.1 million and $18.2 million in the three and six months ended June 30, 2010, respectively.

At June 30, 2011 and December 31, 2010, there were 3 and 2 construction related loans, respectively, employing bank funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $50.0 million and $38.9 million and the loans had outstanding balances of $35.9 million and $14.0 million at June 30, 2011 and December 31, 2010, respectively. Contractually committed interest reserves for this loan type totaled $5.2 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively. Interest income of $0.4 million and $0.5 million was recognized during the three and six months ended June 30, 2011, respectively. Of the 3 loans, 1 has been modified. The 2 unmodified loans are performing under the original terms as of June 30, 2011.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At June 30, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $482.4 million at June 30, 2011 compared to $455.2 million at December 31, 2010. The increase in loans is attributable to loan originations and line usage. Total loan originations for the asset-based lending portfolio were $41.0 million and $87.5 million for the three and six months ended June 30, 2011, respectively, compared to $11.9 million and $19.6 million for the three and six months ended June 30, 2010, respectively.

Equipment Financing

Webster Capital Finance, Inc. is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At June 30, 2011, the equipment financing portfolio was $578.1 million, compared to $710.9 million at December 31, 2010. Webster Capital Finance, Inc. originated $14.8 million and $33.7 million in loans in the three and six months ended June 30, 2011, respectively, compared to $53.1 million and $99.3 million in the three and six months ended June 30, 2010, respectively. The significant decline in loan balances primarily reflects the shifting to a Northeast focus in 2011 (previously national).

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $511.6 million at June 30, 2011 compared to $484.1 million at December 31, 2010. Total Industry Segment loan and credit line originations were $60.0 million and $101.8 million for the three and six months ended June 30, 2011, respectively, compared to $57.3 million and $90.6 million for the three and six months ended June 30, 2010, respectively.

RETAIL BANKING

Retail banking serves consumers and small businesses throughout New England and into Westchester County, New York, with a distribution network of 176 banking offices and 495 ATM’s. Retail Banking provides a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, our Business & Professional Banking Division, Webster Investment Services (WIS) and its $2.1 billion assets under management, and the Customer Care Center.

Business and Professional Banking

Webster’s small business banking division (“BPB”) offers a full array of credit and deposit-related products targeted to small business and professional service firms with annual revenues up to $10 million. BPB works to build full customer relationships through branch-based efforts and directly through business bankers. At June 30, 2011, the BPB loan portfolio was $850.6 million compared to $847.5 million at December 31, 2010. Total originations for BPB were $64.8 million and $120.9 million for the three and six months ended June 30, 2011, respectively, compared to $34.8 million and $58.2 million for the three and six months ended June 30, 2010.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and six months ended June 30, 2011, residential mortgage loan originations to portfolio totaled $83.2 million and $209.5 million, respectively, compared to $192.9 million and $279.2 million for the same periods ended June 30, 2010, respectively. Beginning in November 2010 through the first several months of 2011, mortgage interest rates increased from historic lows, which influenced a sharp decline in mortgage refinance application activity. This decline in applications resulted in a corresponding decrease in mortgage loan originations funded in the three and six month periods ended June 30, 2011 when compared to the same periods in 2010.

The residential mortgage loan continuing portfolio totaled $3.1 billion at June 30, 2011 and December 31, 2010. At June 30, 2011, approximately $0.9 billion, or 28.0%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At June 30, 2011, approximately $2.2 billion, or 72.0%, of the residential mortgage loan portfolio consisted of fixed rate loans.

Consumer Lending

Consumer lending includes home equity loans and lines of credit and other consumer loans. At June 30, 2011, consumer loans within the continuing portfolio totaled $2.6 billion, a decrease of $41.5 million, compared to December 31, 2010. Total loan originations were $159.9 million and $278.1 million for the three and six months ended June 30, 2011, respectively, compared to $51.1 million and $84.3 million for the three and six months ended June 30, 2010.

OTHER

Private Banking

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $2.0 billion of client assets under management and administration at June 30, 2011 compared to $1.9 billion at December 31, 2010. These assets are not included in the Condensed Consolidated Financial Statements. At June 30, 2011, the WFA loan portfolio was $190.2 million compared to $177.4 million at December 31, 2010. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $4.0 million and $26.6 million in loans for the three and six months ended June 30, 2011, respectively, compared to $6.2 million and $ 12.9 million for the three and six months ended June 30, 2010, respectively.

Asset Quality

Webster’s lending strategy focuses on direct relationship lending within its primary market area throughout New England and New York. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets.

Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Asset quality is one of the key factors in the determination of the level of the allowance for loan and lease losses. See “Allowance for Loan and Lease Losses” contained elsewhere within this section for further information on the allowance.

Asset Quality information for the following periods:

	June 30, 2011			December 31, 2010
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans (1)	$117,966	47.2		$177,742	58.9
Nonaccrual restructured loans (1)	110,270	44.1		95,831	31.7
Foreclosed and repossessed assets	21,848	8.7		28,231	9.4

Nonperforming assets	$250,084	100.0		$301,804	100.0

Loans 90 days or more past due and still accruing	$1,417			$91
Asset Quality Ratios:
Nonaccrual and restructured loans as a percentage of total loans and leases		2.07%			2.48%
Nonperforming assets as a percentage of:
Total assets		1.40			1.67
Total loans and leases plus foreclosed property		2.27			2.73
Net charge-offs as a percentage of average loans (2)		1.00			1.23
Allowance for loan and lease losses as a percentage of total loans and leases		2.55			2.92
Ratio of allowance for loan and lease losses to:
Net charge-offs (2)		2.54	x		2.39	x
Nonaccrual and restructured loans		1.23			1.18

(1)	Nonaccrual balances exclude the impact of deferred costs and unamortized premiums.
(2)	Calculated based on year to date charge-offs, annualized.

Non-performing Assets

The following table details nonperforming assets for the periods presented:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$76,011	2.46	$91,556	2.96
Permanent-NCLC	5,410	24.33	6,724	27.28
Construction	767	3.54	849	3.75
Liquidating portfolio-construction loans	1	100.0	—	—
Consumer:
Home equity loans	24,574	0.95	34,456	1.31
Liquidating portfolio-home equity loans	5,116	3.16	9,722	5.51
Other consumer	100	0.29	119	0.38
Commercial:
Commercial non-mortgage	46,327	2.58	34,365	2.08
Asset-based loans	3,650	0.76	7,832	1.72
Commercial real estate:
Commercial real estate	38,794	1.84	41,134	1.99
Commercial construction	—	—	10,856	14.53
Residential development	16,173	30.33	15,478	25.87
Equipment Financing	11,313	1.96	20,482	2.92

Total non-accrual loans	$228,236		$273,573

Foreclosed and repossessed assets:
Residential and consumer	$5,497		$6,731
NCLC/Consumer	659		444
Commercial	15,692		21,056

Total foreclosed and repossessed assets	$21,848		$28,231

Total non-performing assets	$250,084		$301,804

(1)	Nonaccrual balances exclude the impact of net deferred costs and unamortized premiums.
(2)	Represent the ending balance of non-accrual loans as a percentage of the ending balance within the comparable loan category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal.

Non-performing loans were $228.2 million at June 30, 2011 compared to $273.6 million at December 31, 2010. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans plus foreclosed and repossessed assets) from the continuing portfolios totaled $244.3 million, or 97.7%, of total non-performing assets at June 30, 2011, as compared to $291.6 million, or 96.6%, of total non-performing assets at December 31, 2010.

Websters liquidating portfolios, consisting of indirect, out of footprint, home equity and national construction loans, had $161.8 million outstanding at June 30, 2011 compared to $423.9 million when the liquidating portfolios were established at December 31, 2007.

Non-performing loans in the equity portfolio totaled $5.1 million at June 30, 2011 and $9.7 million at December 31, 2010. There were $0.7 million of foreclosed and repossessed assets from the liquidating portfolio at June 30, 2011 compared to $0.4 million at December 31, 2010.

Interest on nonaccrual loans that would have been recorded as additional interest income for the three and six months ended June 30, 2011 and 2010 had the loans been current in accordance with their original terms approximated $4.6 million and $9.8 million and $5.5 million and $10.3 million, respectively. See Note 1 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Impaired Loans

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. Impairment is evaluated on a pooled basis for smaller balance loans of a similar nature, including residential and consumer loans. At June 30, 2011, the recorded investment balance of impaired loans totaled $544.9 million, including loans of $362.4 million with an impairment allowance of $40.9 million. Of the $544.9 million in impaired loans at June 30, 2011, $403.3 million were measured using the present value of expected cash flows and $141.6 million were measured using the fair value of associated collateral. Approximately 52.0% of the $141.6 million of the collateral dependent loans at June 30, 2011 relied on current third party appraisals to assist in measuring impairment. At December 31, 2010, the recorded investment balance of impaired loans totaled $569.1 million, including loans of $363.0 million with an impairment allowance of $36.0 million. Of the $569.1 million in impaired loans at December 31, 2010, $467.4 million were measured using the present value of expected cash flows and $101.7 million were measured using the fair value of associated collateral. Approximately 27.5% of the $101.7 million of the collateral dependent loans at December 31, 2010 relied on current third party appraisals to assist in measuring impairment. The $544.9 million of impaired loans at June 30, 2011 included $478.8 million of TDRs. The majority of troubled debt restructurings remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at June 30, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan and lease losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. No partial or excess charge offs occur. The loan remains on non-performing status subsequent to recording a partial charge off. Non-performing loans, which have not been modified, may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. Generally, if the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

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

In the ordinary course of monitoring all loans, information may come to the Company’s attention that indicates the collateral value has declined further from the value established in the most recent appraisal. Such information may include prices on recent comparable property sales or internet based property valuation estimates. In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, an increase to the allowance for loan and lease losses is recorded to reflect the additional estimated collateral shortfall in the period it was identified. A charge-off is recorded when the shortfall is subsequently verified by an appraisal.

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include below market rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary, or trial periods. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all Residential and Consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis for accrual status. At June 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. All TDRs are reported as impaired. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. TDRs are classified as impaired loans and TDRs for the remaining life of the loan. At June 30, 2011, approximately 56.0% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year.

At June 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $38.0 million and $30.7 million related to TDRs, respectively. For the three and six months ended June 30, 2011, Webster charged off $3.8 million and $14.2 million, respectively, for the portion of TDRs deemed to be uncollectible. For the three and six months ended June 30, 2010, Webster charged off $2.9 million and $5.0 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $14.1 million and $18.4 million at June 30, 2011 and December 31, 2010, respectively. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan.

At June 30, 2011 and December 31, 2010, the recorded investment in TDRs approximated $478.8 million and $450.2 million, respectively.

See Note 3-Loans and Leases, Net for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans, excluding loans held for sale and nonaccrual loans:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Ending Balance	%(1)	Ending Balance	%(1)
Residential:
1-4 family	$17,569	0.57	$20,987	0.68
Permanent-NCLC	1,062	4.78	—	—
Construction	—	—	526	2.32
Consumer:
Home equity loans	18,657	0.72	21,141	0.80
Liquidating portfolio-home equity loans	6,134	3.79	6,128	3.47
Other consumer	332	0.97	398	1.26
Commercial:
Commercial non-mortgage	8,568	0.48	5,201	0.31
Commercial real estate:
Commercial real estate	4,670	0.22	11,006	0.53
Residential development	500	0.94	194	0.32
Equipment Financing	7,155	1.24	7,937	1.13

Total loans past due 30-89 days	$64,647	0.59	$73,518	0.67

Past due 90 days or more and accruing:
Commercial non-mortgage	$1,270	0.07	$91	—
Commercial real estate	147	0.01	—	—

Total loans past due 90 days and still accruing	$1,417	0.01	$91	—

Total over 30-day delinquent loans	$66,064		$73,609

(1)	Represents the ending balance of past due loans as a percentage of the ending balance within the comparable loan portfolio category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at June 30, 2011. Similarly, non-performing assets, as a percentage of total assets, decreased compared to December 31, 2010. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.59% and 0.67% at June 30, 2011 and December 31, 2010, respectively.

Allowance for Loan and Lease Losses Methodology

The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent in the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes past loss experience, specific problem loans, risk ratings, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating losses. Webster’s Credit Risk Management Committee meets on a quarterly basis to review and conclude on the adequacy of the allowance and the results are reviewed by executive management.

Management considers the adequacy of the allowance for loan and lease losses a critical accounting policy. The adequacy of the allowance for loan and lease losses is subject to assumptions and judgment in its determination. Therefore, actual loan and lease losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These factors and conditions include economic conditions within Webster’s market and nationally, trends within industries where the loan portfolio is concentrated, real estate values, and the financial condition and performance of individual borrowers. While management believes the allowance for loan and lease losses is adequate as of June 30, 2011, actual results may prove different and these differences could be significant.

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

The allowance for loan and lease losses incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. These factors include, but are not limited to; imprecision in loss estimate methodologies and models, internal asset quality trends, changes in portfolio characteristics and loan mix, significant volatility in historic loss experience, and the uncertainty associated with industry trends, economic uncertainties and other external factors.

At June 30, 2011, the allowance for loan and lease losses was $281.2 million, or 2.55% of the total loan portfolio, and 123.2% of total non-performing loans. This compares with an allowance of $321.7 million or 2.92% of the total loan portfolio, and 117.6% of total non-performing loans at December 31, 2010. Gross charge-offs for the three and six months ended June 30, 2011 were $26.4 million and $64.3 million, respectively, and consisted of $2.9 million and $6.3 million, respectively, in gross charges for residential loans, $13.9 million and $28.9 million, respectively, for consumer loans, $5.4 million and $16.5 million, respectively, for commercial loans, $3.8 million and $11.1 million, respectively, for commercial real estate loans and $0.4 million and $1.5 million, respectively, for equipment financing loans. Gross charge-offs decreased by $9.6 million and $14.8 million, respectively, during the three and six months ended June 30, 2011 when compared to charge-offs of $36.0 million and $79.1 million, respectively for the three and six months ended June 30, 2010. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the three and six months ended June 30, 2011. The decrease in the allowance for loan and lease losses year over year reflects the need for decreased allowance levels in light of improved portfolio and economic conditions across all lines of business. The allowance for loan and lease losses does not include the reserve for unfunded credit commitments that is discussed in the following paragraphs.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. During the second quarter of 2011 the reserve for unfunded commitments was reduced by $3.3 million compared to the three months ended March 31, 2011. This is a result of management’s internal study of the methodology associated with this reserve, and decision to more closely align the movement in the reserve to the underlying borrower characteristics. The resulting revisions to this reserve calculation have included factors that are more consistent with our current ALLL methodology for funded loans. Although similar to the original methodology, the Company has made the loss given default and probability of default as well as the draw down factor to be more directly associated with the underlying borrower risk grades. The combination of ALLL and unfunded reserves that are calculated in a manner to capture the entirety of the underlying business relationship of our customers. From period to period, the amounts of unfunded lending commitments and the associated reserve may be subject to sizeable fluctuations due to originations, the timing and volume of loan findings, as well changes in risk ratings. At June 30, 2011, the reserve for unfunded credit commitments was $5.8 million. This compares with a reserve for unfunded credit commitments of $9.4 million at December 31, 2010.

The following table provides detail of activity in the Company’s allowance for loan and lease losses for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948
Provision (benefit) charged to expense	3,085	5,171	963	(1,517)	(2,702)	—	5,000
Losses charged off	(2,967)	(13,891)	(5,361)	(3,765)	(413)	—	(26,397)
Recoveries	119	1,268	1,321	406	1,578	—	4,692

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	For the Three Months Ended June 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,201	$102,724	$88,166	$75,116	$27,664	$22,000	$343,871
Provision charged to expense	6,682	16,921	5,497	1,936	964	—	32,000
Losses charged off	(4,237)	(16,635)	(9,155)	(2,349)	(3,602)	—	(35,978)
Recoveries	357	1,303	1,261	172	1,101	—	4,194

Balance, end of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087

Ending balance: individually evaluated for impairment	$12,098	$2,642	$18,468	$5,996	$12	$—	$39,216

Ending balance: collectively evaluated for impairment	$18,905	$101,671	$67,301	$68,879	$26,115	$22,000	$304,871

	For the Six Months Ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	3,754	13,696	5,107	(690)	(4,867)	(2,000)	15,000
Losses charged off	(6,317)	(28,879)	(16,472)	(11,125)	(1,547)	—	(64,340)
Recoveries	247	2,481	2,737	406	3,047	—	8,918

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	For the Six Months Ended June 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	12,131	36,180	12,128	8,891	3,670	2,000	75,000
Losses charged off	(8,762)	(35,846)	(16,795)	(8,941)	(8,709)	—	(79,053)
Recoveries	739	1,962	2,030	172	2,053	—	6,956

Balance, end of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087

Ending balance: individually evaluated for impairment	$12,098	$2,642	$18,468	$5,996	$12	$—	$39,216

Ending balance: collectively evaluated for impairment	$18,905	$101,671	$67,301	$68,879	$26,115	$22,000	$304,871

A summary of annualized net charge-offs to average outstanding loans by category follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net charge-offs
Residential	0.36%	0.53%	0.39%	0.55%
Consumer	1.80	2.09	1.87	2.28
Commercial	0.73	1.55	1.25	1.45
Commercial real estate	0.61	0.41	0.97	0.81
Equipment financing	(0.75)	1.21	(0.46)	1.57

Total net charge-offs to total average loans	0.79%	1.17%	1.00%	1.32%

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. As of June 30, 2011, the Bank had $93.2 million of capital stock invested in the Federal Home Loan Bank of Boston (FHLB). Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $43.6 million of FHLB stock on June 30, 2011 and $65.8 million on December 31, 2010. The system as a whole and the FHLB remain AAA-rated. On February 22, 2011 the FHLB declared a dividend equal to an annual yield of 0.30%. The Bank continues to monitor the FHLB’s financial condition and progress towards its ability to redeem excess stock.

As of June 30, 2011, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate and no OTTI recorded in the period.

Deposits

Total deposits increased $107.7 million to $13.7 billion at June 30, 2011 from $13.6 billion at December 31, 2010. Deposits increased $237.0 million from $13.5 billion at June 30, 2010.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, decreased $0.4 billion to $2.0 billion at June 30, 2011 compared to $2.4 billion at December 31, 2010, and is $2.2 billion at June 30, 2010. Borrowings represented 11.5% and 13.5% of assets at June 30, 2011 and December 31, 2010, respectively, and 12.3% at June 30, 2010. See Notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2011 and December 31, 2010 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
June 30, 2011	N/A	N/A	+2.2%	+4.3%
December 31, 2010	N/A	N/A	-0.1%	-0.0%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2010 and as of June 30, 2011 assumed a federal funds rate of .25%. The increase in sensitivity to higher rates since year end is primarily due to derivatives transactions, and increases in fixed rate term funding. As the federal funds rate was at .25% on June 30, 2011, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2011 and December 31, 2010.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2011	N/A	N/A	-1.5%	-2.2%	-9.7%	-4.3%	+4.1%	+6.9%
December 31, 2010	N/A	N/A	-2.7%	-4.5%	-9.4%	-4.3%	+3.1%	+5.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s net income generally benefits from a rise in long term interest rates since more new and existing assets than liabilities are tied to long term rates. A decline in long term interest rates has the opposite effect and is relatively greater in the -100 basis point scenario due to an acceleration of mortgage related asset prepayments. Webster’s net income generally benefits from a fall in short term interest rates since more new and existing liabilities than assets are tied to short term rates over a twelve month period. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base. An increase in short term interest rates has the opposite effect on net income. The primary drivers of decreases in short end sensitivity are derivatives transactions and increases in fixed rate term funding. The primary driver of the increase in long end sensitivity is lower prevailing market residential mortgage rates. In this slow growth, low earnings environment, base case earnings have been adjusted higher to reflect more normalized credit losses. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2011 and December 31, 2010 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value
			Change
			-100 BP	+100 BP
June 30, 2011
Assets	$17,806,828	$17,753,268	N/A	$(427,844)
Liabilities	15,964,171	15,623,492	N/A	(360,190)

Net	$1,842,657	$2,129,776	N/A	$(67,654)
Net change as % base net economic value				(3.2)%
December 31, 2010
Assets	$18,038,068	$18,000,818	N/A	$(448,459)
Liabilities	16,255,002	15,864,049	N/A	(330,678)

Net	$1,783,066	$2,136,769	N/A	$(117,781)
Net change as % base net economic value				(5.5)%

The book value of assets exceeded the estimated economic value at June 30, 2011 and December 31, 2010 because the equity at risk model assigns no value to goodwill and other intangible assets, which $548.4 million and $551.2 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have reduced equity at risk at June 30, 2011 versus December 31, 2010 in the +100 basis point scenarios as seen in the table above. The primary drivers of the reduction in equity at risk sensitivity are derivatives transactions and increases in fixed rate term funding. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2011 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as previously disclosed in the 2010 Form 10-K. At June 30, 2011, there were $43.4 million of retained earnings available for the payment of dividends by the Bank to the Company.

During the three months ended June 30, 2011, a total of 15,011 shares of common stock were repurchased at a cost of approximately $301 thousand. All of the repurchased shares were done in the open market to fund equity compensation plans.

At June 30, 2011 and December 31, 2010, FHLB advances outstanding totaled $0.4 billion and $0.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.9 billion and $1.3 billion at June 30, 2011 and December 31, 2010, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.1 billion at June 30, 2011 or used to collateralize other borrowings, such as repurchase agreements. At June 30, 2011, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $587.1 million.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At June 30, 2011, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At June 30, 2011, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements since imposition and at June 30, 2011. See Note 10 – Regulatory Matters of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

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

For the three months ended June 30, 2011, Webster did not engage in any off-balance sheet transactions that would have a material effect on its condensed consolidated financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 76 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Webster remains engaged in the proceeding described under the heading “Broadwin Condominium Matter” in Part II, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. With respect to such matter, on June 16, 2011, the Court of Common Pleas granted the motion of Webster Bank to stay execution of the judgments pending its appeal.

We are also involved in routine legal proceedings occurring in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information and taking into consideration current reserves, we believe that existing litigation matters will not have a material adverse effect on our consolidated financial condition.

ITEM 1A. RISK FACTORS

You should understand and consider the following risks and uncertainties in addition to those described in the 2010 Form 10-K.

We may not pay dividends if we are not able to receive dividends from our subsidiary, Webster Bank.

We are a separate and distinct legal entity from our banking and nonbanking subsidiaries and depend on the payment of cash dividends from Webster Bank and our existing liquid assets as the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See “Supervision and Regulation—Dividends” in our 2010 Form 10-K for a discussion of regulatory and other restrictions on dividend declarations.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and the opportunity for a hearing, that such bank cease and desist from such practice, and may take other supervisory actions, including other formal or informal enforcement actions. Depending on the financial condition of our banking subsidiaries, the applicable regulatory authority might deem us or any relevant banking subsidiary to be engaged in an unsafe or unsound practice if our banking subsidiaries were to pay dividends. The Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. In 2009, the Federal Reserve released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

The Dodd-Frank Act requires that debit card interchange transaction fees, which are paid by merchants to card issuers for each transaction, be “reasonable and proportional” to the issuer’s cost for processing the transaction. In December 2010, the FRB proposed regulations to establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction and to prohibit network exclusivity arrangements and routing restrictions. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more.

On June 28, 2011, the FRB approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The FRB issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards is required by April 1, 2012. The effective date for the pricing restrictions is October 1, 2011. The new pricing restriction is expected to impact banks by up to an approximate 45% reduction of revenue related to these transactions. We expect that the debit card interchange rule will reduce our interchange fee revenue in line with these expectations, beginning in the quarter ending September 30, 2011. The new pricing restriction is expected to impact Webster by an approximate $15 million annual reduction of revenue related to these transactions, without management actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Warrants Purchased (1)	Average Price Paid Per Warrant	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 – 30, 2011	1,406	$21.39	—	—	—	2,111,200
May 1 – 31, 2011	601	$20.55	—	—	—	2,111,200
June 1 – 30, 2011	13,004	$19.86	44,916	$6.59	—	2,111,200
Total	15,011	$20.03	44,916	$6.59	—	2,111,200
(1)	Warrants to purchase common stock at an exercise price of $18.28 per share, listed on the NYSE under the symbol “WBS WS”.
(2)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 15,011 shares repurchased during the three months ended June 30, 2011 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101+ ++	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: July 29, 2011	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: July 29, 2011	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2011	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101+ ++	The following materials from the Webster Financial Corporation, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.