Form 10-Q
period 2011-09-30
WEBSTER FINANCIAL CORP
filed 2011-11-02
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

The number of shares of common stock, par value $.01 per share, outstanding as of October 25, 2011 was 87,503,485.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash and due from banks	$168,776	$159,849
Interest-bearing deposits	87,240	52,811
Trading securities, at fair value	—	11,554
Securities available for sale, at fair value	2,500,151	2,413,776
Securities held-to-maturity (fair value of $3,261,733 and $3,141,775)	3,106,013	3,072,453
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	143,874
Loans held for sale	28,266	52,224
Loans and leases	11,056,446	11,024,639
Allowance for loan and lease losses	(257,352)	(321,665)

Loans and leases, net	10,799,094	10,702,974
Deferred tax asset, net	96,310	104,774
Premises and equipment, net	148,274	157,724
Goodwill	529,887	529,887
Other intangible assets, net	17,087	21,277
Cash surrender value of life insurance policies	305,901	298,149
Prepaid FDIC premiums	42,424	57,548
Accrued interest receivable and other assets	254,796	259,194

Total assets	$18,228,093	$18,038,068

Liabilities and Equity:
Deposits:
Non-interest bearing	$2,292,673	$2,216,987
Interest bearing	11,293,261	11,391,798

Total deposits	13,585,934	13,608,785
Securities sold under agreements to repurchase and other short-term borrowings	1,220,905	1,091,477
Federal Home Loan Bank advances	760,964	768,005
Long-term debt	554,478	582,837
Accrued expenses and other liabilities	255,892	203,898

Total liabilities	16,378,173	16,255,002

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,703,887 shares and 90,688,879 shares	907	907
Paid-in capital	1,145,146	1,160,690
Retained earnings	839,816	746,057
Less: Treasury stock, (at cost; 3,657,626 shares and 3,830,050 shares)	(141,338)	(149,462)
Accumulated other comprehensive loss, net	(33,127)	(13,709)

Total Webster Financial Corporation shareholders’ equity	1,840,343	1,773,422
Non controlling interests	9,577	9,644

Total equity	1,849,920	1,783,066

Total liabilities and equity	$18,228,093	$18,038,068

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$120,018	$123,042	$362,848	$368,839
Taxable interest and dividends on securities	45,753	45,709	138,504	140,268
Tax-exempt interest and dividends on securities	7,221	7,473	21,841	22,513
Loans held for sale	266	79	865	537

Total interest income	173,258	176,303	524,058	532,157

Interest Expense:
Deposits	18,930	26,409	63,540	88,842
Securities sold under agreements to repurchase and other short-term borrowings	4,384	4,048	11,723	12,172
Federal Home Loan Bank advances	3,551	4,682	10,201	13,847
Long-term debt	6,012	6,430	18,647	18,836

Total interest expense	32,877	41,569	104,111	133,697

Net interest income	140,381	134,734	419,947	398,460
Provision for loan and lease losses	5,000	25,000	20,000	100,000

Net interest income after provision for loan and lease losses	135,381	109,734	399,947	298,460

Non-interest Income:
Deposit service fees	27,074	26,822	78,509	83,951
Loan related fees	6,823	6,119	18,071	19,349
Wealth and investment services	6,486	6,220	20,662	18,273
Mortgage banking activities	1,324	1,658	3,811	1,947
Increase in cash surrender value of life insurance policies	2,642	2,677	7,751	7,867
Net gain (loss) on trading securities	—	1,205	(1,799)	9,789
Net gain on sale of investment securities	—	1,027	3,823	9,709
Total other-than-temporary impairment loss on securities	—	(5,314)	—	(14,445)
Less: Portion of loss recognized in other comprehensive income	—	4,344	—	8,607

Net impairment loss recognized in earnings	—	(970)	—	(5,838)
Other income	1,857	2,510	6,698	14,757

Total non-interest income	46,206	47,268	137,526	159,804

Non-interest Expense:
Compensation and benefits	61,897	60,133	194,501	181,402
Occupancy	13,150	13,777	40,741	41,763
Technology and equipment	15,141	15,886	45,667	46,811
Intangible assets amortization	1,397	1,397	4,191	4,191
Marketing	4,144	4,634	13,916	14,651
Professional and outside services	3,125	4,038	8,368	10,206
Deposit insurance	4,472	5,882	16,171	19,128
Litigation	—	2,800	—	22,476
Other expenses	19,892	21,174	60,849	70,384

Total non-interest expense	123,218	129,721	384,404	411,012

Income from continuing operations before income tax expense	58,369	27,281	153,069	47,252
Income tax expense	15,990	4,597	44,183	5,502

Income from continuing operations	42,379	22,684	108,886	41,750
Income from discontinued operations, net of tax	—	—	1,995	—

Net income	42,379	22,684	110,881	41,750
Less: Net (loss) income attributable to non controlling interests	—	(3)	(1)	4

Net income attributable to Webster Financial Corporation	42,379	22,687	110,882	41,746
Preferred stock dividends	(831)	(4,581)	(2,493)	(14,616)
Accretion of preferred stock discount	—	(327)	—	(2,689)

Net income available to common shareholders	$41,548	$17,779	$108,389	$24,441

Net income per common share:
Basic
Income from continuing operations	$0.48	$0.23	$1.22	$0.31
Net income available to common shareholders	0.48	0.23	1.24	0.31
Diluted
Income from continuing operations	0.45	0.22	1.15	0.30
Net income available to common shareholders	0.45	0.22	1.17	0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended September 30, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss), Net	Non Controlling Interests	Total
Balance, December 31, 2010	$28,939	$907	$1,160,690	$746,057	$(149,462)	$(13,709)	$9,644	$1,783,066

Comprehensive income:
Net income	—	—	—	110,882	—	—	(1)	110,881
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	557	—	557
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	746	—	746
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	77	—	77
Net unrealized loss on derivative instruments	—	—	—	—	—	(22,416)	—	(22,416)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,618	—	1,618

Other comprehensive loss, net of taxes	—	—	—	—	—	(19,418)	—	(19,418)

Total comprehensive income, net of taxes								91,463
Dividends declared on common stock of $.11 per share	—	—	—	(9,607)	—	—	—	(9,607)
Dividends declared on Series A preferred stock $63.75 per share	—	—	—	(1,846)	—	—	—	(1,846)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(647)	—	—	—	(647)
Common Stock Warrants Repurchased	—	—	(16,246)	—	—	—	—	(16,246)
Exercise of stock options	—	—	(209)	—	312	—	—	103
Dissolution of Joint Venture	—	—	—	—	—	—	(66)	(66)
Net shares acquired related to employee share-based compensation plans	—	—	3	—	(1,345)	—	—	(1,342)
Stock-based compensation expense	—	—	712	(4,698)	8,438	—	—	4,452
Issuance of common stock	—	—	196	(325)	719	—	—	590

Balance, September 30, 2011	$28,939	$907	$1,145,146	$839,816	$(141,338)	$(33,127)	$9,577	$1,849,920

	Nine months ended September 30, 2010
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, Net	Non Controlling Interests	Total
Balance, December 31, 2009	$422,109	$820	$1,007,740	$708,024	$(161,911)	$(28,389)	$9,641	$1,958,034

Comprehensive income:
Net income	—	—	—	41,746	—	—	4	41,750
Other comprehensive income (loss), net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	26,369	—	26,369
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(2,754)	—	(2,754)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	262	—	262
Net unrealized loss on derivative instruments						(6,064)	—	(6,064)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	1,162	—	1,162

Other comprehensive income, net of taxes	—	—	—	—	—	18,975	—	18,975

Total comprehensive income, net of taxes								60,725
Dividends declared on common stock of $.03 per share	—	—	—	(2,351)	—	—	—	(2,351)
Dividends declared on Series A preferred stock $63.75 per share	—	—	—	(1,846)	—	—	—	(1,846)
Dividends incurred on Series B preferred stock $37.50 per share	—	—	—	(12,123)	—	—	—	(12,123)
Redemption of Preferred Stock	(98,365)	—	—	(1,635)	—	—	—	(100,000)
Subsidiary preferred stock dividends $0.65 per share	—	—	—	(647)	—	—	—	(647)
Exercise of stock options	—	—	(426)		749	—	—	323
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(884)	—	—	(884)
Stock-based compensation expense	—	—	975	(4,652)	7,254	—	—	3,577
Accretion of preferred stock discount	1,054	—	—	(1,054)	—	—	—	—
Issuance of common stock	—	—	88	(2,012)	3,612	—	—	1,688

Balance, September 30, 2010	$324,798	$820	$1,008,377	$723,450	$(151,180)	$(9,414)	$9,645	$1,906,496

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2011	2010
Operating Activities:
Net income	$110,881	$41,750
Income from discontinued operations, net of tax	1,995	—

Income from continuing operations	108,886	41,750
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	20,000	100,000
Deferred tax expense	22,509	5,584
Depreciation and amortization	59,673	67,423
Stock-based compensation	4,452	3,577
Loss on sale and write-down of foreclosed and repossessed assets	4,830	5,110
Write-down of premises and equipment	707	135
Loss on sale of premises and equipment	961	—
Loss on write-down of investments to fair value	—	5,838
Gain on fair value adjustment of direct investments	(1,488)	(1,264)
Loss on fair value adjustment of derivative instruments	1,813	2,504
Net gain on the sale of investment securities	(3,823)	(9,709)
Net decrease (increase) in trading securities	11,554	(9,991)
Increase in cash surrender value of life insurance policies	(7,751)	(7,867)
Gain from life insurance policies	—	(1,972)
Net decrease (increase) in loans held for sale	23,958	(496)
Net decrease in accrued interest receivable and other assets	13,524	56,797
Net increase in accrued expenses and other liabilities	5,671	27,975

Net cash provided by operating activities	265,476	285,394

Investing Activities:
Net (increase) decrease in interest-bearing deposits	(34,429)	325,055
Purchases of available for sale securities	(755,911)	(929,273)
Proceeds from maturities and principal payments of available for sale securities	383,313	482,170
Proceeds from sales of available for sale securities	278,757	341,059
Purchases of held-to-maturity securities	(435,586)	(836,094)
Proceeds from maturities and principal payments of held-to-maturity securities	393,378	389,531
Purchases of FHLB and FRB stock	—	(3,000)
Net increase in loans	(133,085)	(12,755)
Proceeds from life insurance policies	—	2,237
Proceeds from sale of foreclosed properties and repossessed assets	12,572	21,195
Proceeds from sale of premises and equipment	3,881	675
Purchases of premises and equipment	(19,708)	(10,873)

Net cash used for investing activities	(306,818)	(230,073)

Financing Activities:
Net decrease in deposits	(22,851)	(58,092)
Proceeds from Federal Home Loan Bank advances	748,934	749,000
Repayments of Federal Home Loan Bank advances	(755,487)	(819,320)
Net increase in securities sold under agreements to repurchase and other short-term debt	129,428	192,718
Redemption of preferred stock	—	(100,000)
Repayment of long-term debt	(22,689)	—
Cash dividends paid to common shareholders	(9,607)	(2,351)
Cash dividends paid to preferred shareholders of consolidated subsidiary	(647)	(647)
Cash dividends paid to preferred shareholders	(1,846)	(13,969)
Exercise of stock options	103	323
Issuance of common stock	590	1,688
Common stock repurchased	(1,342)	(884)
Common stock warrants repurchased	(16,246)	—
Dissolution of Joint Venture	(66)	—

Net cash provided by (used for) financing activities	48,274	(51,534)

Cash Flows from Discontinued Operations:
Operating Activities	1,995	—

Net cash provided by discontinued operations	1,995	—

Net increase in cash and due from banks	8,927	3,787
Cash and due from banks at beginning of period	159,849	171,184

Cash and due from banks at end of period	$168,776	$174,971

Supplemental disclosure of cash flow information:
Interest paid	$108,582	$134,711
Income taxes paid	12,889	15,009
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$8,088	$30,184

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster Financial Corporation’s principal asset at September 30, 2011 was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 171 banking offices, 485 ATMs, telephone banking, mobile banking and its Internet website (www.websteronline.com). Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending and asset-based lending.

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

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair values of financial instruments, the deferred tax asset valuation allowance, status of contingencies, valuation of investments for other-than-temporary impairment (“OTTI”) and the goodwill valuation are particularly subject to change.

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

Accrual of interest is discontinued if the loan is placed on nonaccrual status. Residential real estate and consumer loans are placed on nonaccrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on nonaccrual status. A charge off is recorded on a case by case basis when all or a portion of the loan is deemed to be uncollectible. Therefore, loans are monitored to ensure they are well secured and in the process of being collected. Webster has a policy in place to charge off the remaining balance when the collectability becomes uncertain.

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

Allowance for Loan and Lease Losses (“ALLL”). The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that is charged off. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s loan portfolio, economic conditions, interest rate sensitivity and the view of the regulatory authorities regarding loan classifications.

The Company’s allowance for loan and lease losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans; (ii) quantitative valuation allowances calculated using loan loss experience for like loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size for other loans primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all trouble debt restructurings are evaluated individually for impairment. A loan identified as a troubled debt restructuring (“TDR”) is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less costs to sell if repayment is expected from collateral liquidation. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for potential losses inherent with funding the unused portion of legal commitments to lend.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

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

Accounting Standards Updates

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, the FASB issued ASU No. 2011-02 to clarify when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”). The changes apply to a lender that modifies a receivable covered by Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. Lenders who determine that they are making a concession on the terms of the loan to a borrower who is having financial problems should follow the guidance found in ASU No. 2011-02. The guidance on identifying and disclosing TDRs is effective for interim and annual reporting periods beginning on or after June 15, 2011 and applies retrospectively to restructuring occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The provisions of ASU No. 2011-02 became effective for the Company on July 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements and does not expect the application of this guidance will have a significant impact as the Company has been accounting for its repurchase agreements as secured financing.

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

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” In September 2011, the FASB issued ASU No. 2011-08 which no longer requires an entity to initially perform the two-step goodwill impairment test. An entity may first make an assessment of qualitative factors in order to determine whether events and circumstances would more likely than not result in an impairment of goodwill. Only if this assessment concludes that impairment is more likely than not would the two-step goodwill impairment testing be required. An entity may bypass the qualitative assessment during any reporting period. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early adoption is permitted, including interim or annual goodwill impairment tests performed before September 15, 2011, for interim or annual reports that have not been issued. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Topic 715-80): Disclosure about an Employer’s Participation in a Multiemployer Plan.” In September 2011, the FASB issued ASU No. 2011-09 which requires quantitative and qualitative disclosures about each significant plan including, the legal name and the plan’s employer identification number; the most recent certified funding status or percentage funded and report plans subject to funding improvement; expiration dates of collective bargaining agreements; whether employer’s contribution exceeds 5% of total contributions; contributions to each significant plan and contributions to all plans; and the nature and effect of changes that impact comparability between periods an income statement is presented. The guidance is effective for the Company’s interim and annual periods ending after December 15, 2011 and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

NOTE 2: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented in the tables below for the periods indicated:

	At September 30, 2011
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(In thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,673,602	37,523	(383)	1,710,742	—	—	1,710,742
Pooled trust preferred securities (a)	54,364	—	(23,580)	30,784	—	—	30,784
Single issuer trust preferred securities	50,975	—	(13,833)	37,142	—	—	37,142
Equity securities-financial institutions (b)	7,370	589	(245)	7,714	—	—	7,714
Mortgage-backed securities - GSE	393,510	27,484	—	420,994	—	—	420,994
Commercial mortgage-backed securities (CMBS)	290,092	18,604	(16,121)	292,575	—	—	292,575

Total available for sale	$2,470,113	$84,200	$(54,162)	$2,500,151	$—	$—	$2,500,151

Held to maturity:
Municipal bonds and notes	$659,610	$—	$—	$659,610	$24,000	$(450)	$683,160
Agency collateralized mortgage obligations (“CMOs”) - GSE	754,297	—	—	754,297	28,192	—	782,489
Mortgage-backed securities - GSE	1,521,145	—	—	1,521,145	102,202	—	1,623,347
Commercial mortgage-backed securities (CMBS)	144,518	—	—	144,518	1,524	(235)	145,807
Private Label MBS	26,443	—	—	26,443	487	—	26,930

Total held to maturity	$3,106,013	$—	$—	$3,106,013	$156,405	$(685)	$3,261,733

Total investment securities	$5,576,126	$84,200	$(54,162)	$5,606,164	$156,405	$(685)	$5,761,884

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at September 30, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at September 30, 2011.

	At December 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(In thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (CMBS)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

Securities with a carrying value totaling $2.4 billion at September 30, 2011 and $2.6 billion at December 31, 2010 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

At September 30, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$19,802	$19,808
Due after one year through five years	—	—	6,148	6,427
Due after five years through ten years	37,221	29,108	288,153	305,765
Due after ten years	2,425,322	2,463,129	2,791,910	2,929,733

Totals	$2,462,743	$2,492,437	$3,106,013	$3,261,733

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2011, the Company had $671.1 million of callable securities in its investment portfolio.

Management evaluates securities for OTTI on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors, current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security’s amortized cost is written down to fair value and the respective loss is recorded as non-interest expense in the Condensed Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the impairment charge of a debt security is recognized as a loss in non-interest income in the Condensed Consolidated Statements of Operations. The remaining non credit impairment component is recorded in other comprehensive income (“OCI”). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the Condensed Consolidated Statements of Operations.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$175,165	$(383)	$—	$—	4	$175,165	$(383)
Pooled trust preferred securities	7,812	(6,880)	22,972	(16,700)	8	30,784	(23,580)
Single issuer trust preferred securities	6,784	(1,436)	30,358	(12,397)	9	37,142	(13,833)
Equity securities	2,403	(245)	—	—	18	2,403	(245)
Commercial mortgage-backed securities (CMBS)	52,234	(7,926)	16,051	(8,195)	4	68,285	(16,121)

Total available for sale	$244,398	$(16,870)	$69,381	$(37,292)	43	$313,779	$(54,162)

Held-to-maturity:
Municipal bonds and notes	$7,025	$(63)	$27,632	$(387)	41	$34,657	$(450)
Commercial mortgage-backed securities (CMBS)	36,352	(235)	—	—	4	36,352	(235)

Total held-to-maturity	$43,377	$(298)	$27,632	$(387)	45	$71,009	$(685)

Total investment securities	$287,775	$(17,168)	$97,013	$(37,679)	88	$384,788	$(54,847)

	At December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$450,099	$(6,307)	$—	$—	9	$450,099	$(6,307)
Pooled trust preferred securities	8,126	(1,534)	40,147	(13,024)	9	48,273	(14,558)
Single issuer trust preferred securities	—	—	42,275	(8,577)	9	42,275	(8,577)
Equity securities	1,328	(222)	138	(11)	14	1,466	(233)
Mortgage-backed securities-GSE	28,391	(88)	—	—	1	28,391	(88)
Commercial mortgage-backed securities (CMBS)	—	—	55,817	(3,485)	3	55,817	(3,485)

Total available for sale	$487,944	$(8,151)	$138,377	$(25,097)	45	$626,321	$(33,248)

Held-to-maturity:
Municipal bonds and notes	$357,771	$(23,621)	$11,737	$(1,578)	410	$369,508	$(25,199)
Agency CMOs - GSE	51,874	(515)	—	—	1	51,874	(515)
Mortgage-backed securities - GSE	301,305	(4,263)	—	—	11	301,305	(4,263)

Total held-to-maturity	$710,950	$(28,399)	$11,737	$(1,578)	422	$722,687	$(29,977)

Total investment securities	$1,198,894	$(36,550)	$150,114	$(26,675)	467	$1,349,008	$(63,225)

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2011. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities – Pooled Issuers – At September 30, 2011, the fair value of the pooled trust preferred securities was $30.8 million, a decrease of $22.4 million from the fair value of $53.2 million at December 31, 2010. The decrease in fair value is due to sales of two securities, principal pay downs on another, and wider credit and liquidity spreads. During the nine months ended September 30, 2011 the Company sold two securities with an amortized cost of $5.0 million at a loss of $3.3 million. The gross unrealized loss of $23.6 million at September 30, 2011 is attributable to cumulative decreases in market interest rates, increases in liquidity spread premiums selected by management to reflect the inactive and illiquid nature of the trust preferred securities market at this time, and changes in the underlying credit profile of issuers in each trust over the holding period. Since the end of 2010, the 30 year swap rate has declined 141 basis points and credit spreads in general have increased. Over the course of 2011, the combination of these changes in interest rates and credit spreads, changes in the underlying securities cash flow projections, and a reduction in the overall size of the portfolio, account for the increase in unrealized losses of $9.0 million from December 31, 2010. For the three and nine months ended September 30, 2011, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three and nine months ended September 30, 2011. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. Based on the valuation analysis presented above, these securities were not deemed to be other-than-temporarily impaired as of September 30, 2011.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
		Amortized	Unrealized		Fair	Lowest Credit Ratings as of September 30,	Total Credit Related Other-Than- Temporary Impairment thru September 30,	% of Performing Bank/ Insurance	Current Deferrals/ Defaults (As a % of Original
Deal Name (c), (d)	Class	Cost (b)	Gains	(Losses)	Value	2011 (a)	2011	Issuers	Collateral)
(Dollars in thousands)
Security H	B	$3,483	$—	$(1,908)	$1,575	B	$(352)	96.6	4.6
Security I	B	4,464	—	(2,453)	2,011	CCC	(365)	88.2	16.8
Security J	B	5,274	—	(3,050)	2,224	CCC	(806)	90.6	11.6
Security K	A	7,349	—	(2,259)	5,090	CCC	(2,040)	68.5	34.1
Security L	B	8,719	—	(4,865)	3,854	CCC	(867)	92.0	11.6
Security M	A	7,343	—	(4,621)	2,722	D	(4,926)	51.6	41.7
Security N	A	17,732	—	(4,424)	13,308	A	(1,104)	90.6	11.6

Total		$54,364	$—	$(23,580)	$30,784		$(10,460)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	One security (Security G) with an amortized cost of $2.0 million was sold during the three months ended March 31, 2011 for a loss of $1.0 million.
(d)	One security (Security F) with an amortized cost of $3.0 million was sold during the three months ended June 30, 2011 for a loss of $2.3 million.

Trust Preferred Securities - Single Issuers – At September 30, 2011, the fair value of the single issuer trust preferred portfolio was $37.1 million, a decrease of $5.2 million from the fair value of $42.3 million at December 31, 2010. The gross unrealized loss of $13.8 million at September 30, 2011 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continued to service debt and showed significantly improved capital levels in recent years and remain well above current regulatory standards. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at September 30, 2011.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
	Amortized	Unrealized		Fair	Lowest Credit Ratings as of September 30,	Total Other-Than- Temporary Impairment thru September 30,
Deal Name	Cost	Gains	Losses	Value	2011	2011
(In thousands)
Security B	$6,845	$—	$(2,211)	$4,634	BB	$—
Security C	8,621	—	(1,507)	7,114	BBB	—
Security D	9,540	—	(4,040)	5,500	BB	—
Security E	11,705	—	(2,555)	9,150	BBB	—
Security F	14,264	—	(3,520)	10,744	BBB	—

Total	$50,975	$—	$(13,833)	$37,142		$—

Agency CMOs – GSE – There were $383 thousand in unrealized losses in the Company’s investment in agency CMOs at September 30, 2011 compared to $6.3 million at December 31, 2010. The improvement in unrealized losses at September 30, 2011 was the result of lower overall interest rates and tighter market spreads during the three and nine months ended 2011. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Equity securities – The unrealized losses on the Company’s investment in equity securities were $245 thousand at September 30, 2011 compared to $233 thousand at December 31, 2010. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($6.7 million of the total fair value at September 30, 2011) and auction rate preferred securities ($975 thousand of the total fair value at September 30, 2011). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at September 30, 2011.

Mortgage-backed securities – GSE –There were no unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at September 30, 2011 compared to $88 thousand in unrealized losses at December 31, 2010. The contractual cash flows for these investments are performing as expected. With tighter market spreads during the three and nine months ended September 30, 2011, these securities are all at unrealized gains.

Commercial mortgage backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs increased to $16.1 million at September 30, 2011 from $3.5 million at December 31, 2010. This increase in unrealized loss is primarily the result of recent widening in credit spreads in the three and nine months ended September 30, 2011. The contractual cash flows for these investments are performing as expected. The decrease in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration. The Company has determined that these investments were not other-than-temporarily impaired at September 30, 2011.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at September 30, 2011. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost. There were no significant credit downgrades on held to maturity securities during the three and nine months ended September 30, 2011.

Municipal bonds and notes – There were unrealized losses on the Company’s investment in municipal bonds and notes of $450 thousand at September 30, 2011 compared to $25.2 million at December 31, 2010. This decrease is primarily the result of a decline in market interest rates in 2011 compared to 2010. The municipal portfolio is comprised of bank qualified bonds, over 94% with credit ratings of A or better. In addition, the portfolio is comprised of 86.2% General Obligation bonds and 13.5% Revenue bonds and 0.3% other bonds.

Agency collateralized mortgage obligations – GSE – There were no unrealized losses on the Company’s investment in agency CMOs at September 30, 2011 compared to $515 thousand in unrealized losses at December 31, 2010. The contractual cash flows for this investment are performing as expected. With tighter market spreads and lower overall interest rates during the three and nine months ended September 30, 2011, the agency CMO securities are all at unrealized gains.

Mortgage-backed securities – GSE – There were no unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs at September 30, 2011 compared to $4.3 million at December 31, 2010. The contractual cash flows for these investments are performing as expected. The increase in market value is attributable to lower overall interest rates during the three and nine months ended September 30, 2011.

CMBS and Private Label CMOs – There were unrealized losses of $235 thousand on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at September 30, 2011 compared to no unrealized losses at December 31, 2010. These securities carry AAA ratings and are currently performing as expected.

The following tables summarize the impact of sale proceeds and net realized gains and losses on sales of securities and the impact of the recognition of other-than-temporary impairments for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011					2010
(In thousands)	Sale Proceeds	Gains	Losses	OTTI Charges	Net	Sale Proceeds	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	—	—	—	—	—	73,052	1,173	—	—	1,173
Pooled trust preferred securities	—	—	—	—	—	773	—	(146)	(970)	(1,116)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities-GSE	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—

Total available for sale	$—	$—	$—	$—	$—	$73,825	$1,173	$(146)	$(970)	$57

	Nine months ended September 30,
	2011					2010
(In thousands)	Sale Proceeds	Gains	Losses	OTTI Charges	Net	Sale Proceeds	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes - GSE	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency CMOs - GSE	94,335	1,959	—	—	1,959	73,052	1,173	—	—	1,173
Pooled trust preferred securities	1,456	—	(3,343)	—	(3,343)	1,853	340	(146)	(5,771)	(5,577)
Single issuer trust preferred securities	—	—	—	—	—	—	—	—	—	—
Equity securities	2,353	374	—	—	374	—	—	—	(67)	(67)
Mortgage-backed securities-GSE	180,613	4,833	—	—	4,833	266,154	8,342	—	—	8,342
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—

Total available for sale	$278,757	$7,166	$(3,343)	$—	$3,823	$341,059	$9,855	$(146)	$(5,838)	$3,871

The following is a roll forward of the amount of credit related OTTI for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance of credit related OTTI, beginning of period	$10,476	$39,220	$26,320	$43,492
Additions for credit related OTTI not previously recognized	—	970	—	5,771
Reduction for payment of deferred interest	(16)	—	(16)	—
Reduction for securities sold	—	(1,867)	(15,844)	(10,940)

Subtotal of additions and reductions, net	(16)	(897)	(15,860)	(5,169)

Balance of credit related OTTI, end of period	$10,460	$38,323	$10,460	$38,323

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

There were no additions to credit related OTTI for the three and nine months ended September 30, 2011. There was a reduction in outstanding credit-related OTTI due to the sale of two securities during the nine months ended September 30, 2011.

Investments in Private Equity Funds

In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $13.1 million at September 30, 2011, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a gain, net of OTTI charges on these investments, of $0.1 million and $1.5 million during the three and nine months ended September 30, 2011, respectively, and a $0.7 million loss and a $1.4 million gain, net of OTTI charges on these investments, during the three and nine months ended September 30, 2010, respectively. These amounts are included in other non-interest income on the Condensed Consolidated Statements of Operations.

Trading Securities

During the second quarter ended June 30, 2010, the Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings Inc., as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million is recorded in other non-interest income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011 the Company recorded no gain or loss and a loss of $1.8 million, respectively, for the mark to market value given these securities were classified as trading. For the three and nine months ended September 30, 2010 the Company recorded a gain of $1.2 million and $9.8 million, respectively, for the mark to market value given these securities were classified as trading.

NOTE 3: Loans and Leases, Net

Recorded Investment in Loans and Leases. The following table summarizes recorded investment in loans and leases by portfolio segment at September 30, 2011 and December 31, 2010:

	At September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance	$3,150,286	$2,782,263	$2,328,383	$2,277,145	$518,369	$11,056,446
Accrued interest	11,091	8,601	6,431	7,089	—	33,212

Total recorded investment	$3,161,377	$2,790,864	$2,334,814	$2,284,234	$518,369	$11,089,658

Total recorded investment: individually evaluated for impairment	$134,876	$36,321	$126,864	$252,705	$4,656	$555,422

Total recorded investment: collectively evaluated for impairment	$3,026,501	$2,754,543	$2,207,950	$2,031,529	$513,713	$10,534,236

	At December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance	$3,147,492	$2,859,221	$2,109,013	$2,197,988	$710,925	$11,024,639
Accrued interest	11,100	8,927	5,899	6,875	—	32,801

Total recorded investment	$3,158,592	$2,868,148	$2,114,912	$2,204,863	$710,925	$11,057,440

Total recorded investment: individually evaluated for impairment	$122,514	$32,157	$148,751	$248,196	$17,479	$569,097

Total recorded investment: collectively evaluated for impairment	$3,036,078	$2,835,991	$1,966,161	$1,956,667	$693,446	$10,488,343

Allowance for Loan and Lease Losses. The following table summarizes the allowance for loan and lease losses by portfolio segment for the three months ending September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243
Provision (benefit) charged to expense	7,551	282	9,595	(6,085)	(4,343)	(2,000)	5,000
Losses charged off	(2,652)	(12,609)	(14,628)	(3,376)	(551)	—	(33,816)
Recoveries	374	1,143	1,130	37	2,241	—	4,925

Balance, end of period	$33,749	$71,185	$61,939	$56,862	$15,617	$18,000	$257,352

Ending balance: individually evaluated for impairment	$18,301	$4,908	$13,781	$11,236	$5	$—	$48,231

Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	For the Three Months Ended September 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087
Provision charged to expense	3,269	11,194	2,430	7,067	1,040	—	25,000
Losses charged off	(2,665)	(15,631)	(8,425)	(3,757)	(3,972)	—	(34,450)
Recoveries	453	1,619	1,544	616	1,472	—	5,704

Balance, end of period	$32,060	$101,495	$81,318	$78,801	$24,667	$22,000	$340,341

Ending balance: individually evaluated for impairment	$13,063	$3,050	$16,028	$10,004	$4	$—	$42,149

Ending balance: collectively evaluated for impairment	$18,997	$98,445	$65,290	$68,797	$24,663	$22,000	$298,192

The following table summarizes the allowance for loan and lease losses by portfolio segment for the nine months ending September 30, 2011 and 2010:

	For the Nine Months Ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	11,305	13,978	14,702	(6,775)	(9,210)	(4,000)	20,000
Losses charged off	(8,969)	(41,488)	(31,100)	(14,501)	(2,098)	—	(98,156)
Recoveries	621	3,624	3,867	443	5,288	—	13,843

Balance, end of period	$33,749	$71,185	$61,939	$56,862	$15,617	$18,000	$257,352

Ending balance: individually evaluated for impairment	$18,301	$4,908	$13,781	$11,236	$5	$—	$48,231

Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	For the Nine Months Ended September 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	15,400	47,374	14,558	15,958	4,710	2,000	100,000
Losses charged off	(11,427)	(51,477)	(25,220)	(12,698)	(12,681)	—	(113,503)
Recoveries	1,192	3,581	3,574	788	3,525	—	12,660

Balance, end of period	$32,060	$101,495	$81,318	$78,801	$24,667	$22,000	$340,341

Ending balance: individually evaluated for impairment	$13,063	$3,050	$16,028	$10,004	$4	$—	$42,149

Ending balance: collectively evaluated for impairment	$18,997	$98,445	$65,290	$68,797	$24,663	$22,000	$298,192

Impaired Loans and Leases. At September 30, 2011, the recorded investment balance of impaired loans and leases totaled $555.4 million and included $354.6 million of loans and leases with $48.2 million of established specific reserves and included $481.1 million of TDRs. At December 31, 2010, the recorded investment of impaired loans and leases totaled $569.1 million and included $363.0 million of loans and leases with specific reserves of $36.0 million and included $450.2 million of TDRs.

The following table summarizes impaired loans and leases by class as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance	Average Recorded Investment
Residential:
1-4 family	$132,045	$123,909	$—	$123,909	$15,548	$118,155
Permanent-NCLC	12,044	10,832	—	10,832	2,745	10,471
Construction	131	135	—	135	8	68
Liquidating portfolio-construction loans	—	—	—	—	—	1
Consumer:
Home equity loans	34,427	30,729	—	30,729	3,851	28,696
Liquidating portfolio-home equity loans	7,496	5,585	—	5,585	1,056	5,535
Other consumer	7	7	—	7	1	8
Commercial:
Commercial non-mortgage	128,072	116,809	37,151	79,658	13,299	125,876
Asset-based loans	14,749	10,055	7,857	2,198	482	11,931
Commercial real estate:
Commercial real estate	211,804	208,069	125,275	82,794	8,358	194,103
Commercial construction	20,159	17,511	—	17,511	2,746	26,904
Residential development	28,328	27,125	26,482	643	132	29,444
Equipment Financing	12,593	4,656	4,069	587	5	11,068
Totals:
Residential	144,220	134,876	—	134,876	18,301	128,695
Consumer	41,930	36,321	—	36,321	4,908	34,239
Commercial	142,821	126,864	45,008	81,856	13,781	137,807
Commercial real estate	260,291	252,705	151,757	100,948	11,236	250,451
Equipment Financing	12,593	4,656	4,069	587	5	11,068

Total	$601,855	$555,422	$200,834	$354,588	$48,231	$562,260

	At December 31, 2010
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance	Average Recorded Investment
Residential: (a)
1-4 family	$117,997	$112,402	$146	$112,256	$11,358	$77,814
Permanent-NCLC	10,789	10,111	—	10,111	2,204	11,168
Construction	—	—	—	—	—	—
Liquidating portfolio-construction loans	165	1	1	—	—	2
Consumer: (a)
Home equity loans	31,174	26,664	95	26,569	2,577	16,613
Liquidating portfolio-home equity loans	9,707	5,485	39	5,446	888	3,797
Other consumer	8	8	—	8	1	4
Commercial:
Commercial non-mortgage	140,284	134,944	52,772	82,172	10,589	123,480
Asset-based loans	15,731	13,807	10,382	3,425	133	13,847
Commercial real estate:
Commercial real estate	183,521	180,137	88,638	91,499	5,054	133,846
Commercial construction	39,468	36,296	17,823	18,473	2,015	37,669
Residential development	33,082	31,763	21,139	10,624	1,097	53,956
Equipment Financing	29,059	17,479	15,020	2,459	81	18,458
Totals:
Residential	128,951	122,514	147	122,367	13,562	88,984
Consumer	40,889	32,157	134	32,023	3,466	20,414
Commercial	156,015	148,751	63,154	85,597	10,722	137,327
Commercial real estate	256,071	248,196	127,600	120,596	8,166	225,471
Equipment Financing	29,059	17,479	15,020	2,459	81	18,458

Total	$610,985	$569,097	$206,055	$363,042	$35,997	$490,654

a)	As permitted in accordance with applicable accounting guidance, non-TDR residential and consumer loans that are collectively evaluated for impairment on a pooled basis have been removed from the “Residential” and “Consumer” data with respect to impaired loans and leases with no valuation allowance as originally presented in the 2010 Form 10-K. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with peer banks.

The following table summarizes interest income recognized by class of impaired loans and leases for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months ended September 30,
	2011			2010
(In thousands)	Loans and Leases With No Allowance	Loans and Leases With Specific Allowance	Total Interest Income	Loans and Leases With No Allowance	Loans and Leases With Specific Allowance	Total Interest Income
Residential:
1-4 family	$—	$1,093	$1,093	$5	$800	$805
Permanent-NCLC	—	105	105	—	89	89
Construction	—	2	2	—	12	12
Liquidating portfolio-construction loans	—	—	—	2	—	2
Consumer:
Home equity loans	1	313	314	9	154	163
Liquidating portfolio-home equity loans	6	58	64	10	35	45
Other consumer	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	301	512	813	514	727	1,241
Asset-based loans	61	—	61	53	—	53
Commercial real estate:
Commercial real estate	819	411	1,230	953	404	1,357
Commercial construction	63	51	114	171	77	248
Residential development	84	—	84	272	83	355
Equipment Financing	7	14	21	53	14	67
Totals:
Residential	—	1,200	1,200	7	901	908
Consumer	7	371	378	19	189	208
Commercial	362	512	874	567	727	1,294
Commercial real estate	966	462	1,428	1,396	564	1,960
Equipment Financing	7	14	21	53	14	67

Total	$1,342	$2,559	$3,901	$2,042	$2,395	$4,437

	For the Nine Months ended September 30,
	2011			2010
(In thousands)	Loans and Leases With No Allowance	Loans and Leases With Specific Allowance	Total Interest Income	Loans and Leases With No Allowance	Loans and Leases With Specific Allowance	Total Interest Income
Residential:
1-4 family	$—	$3,535	$3,535	$16	$1,555	$1,571
Permanent-NCLC	—	310	310	—	150	150
Construction	—	7	7	—	23	23
Liquidating portfolio-construction loans	—	—	—	2	—	2
Consumer:
Home equity loans	26	1,036	1,062	28	346	374
Liquidating portfolio-home equity loans	21	253	274	31	96	127
Other consumer	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	1,385	1,945	3,330	1,018	1,963	2,981
Asset-based loans	251	—	251	53	—	53
Commercial real estate:
Commercial real estate	3,038	1,830	4,868	2,622	890	3,512
Commercial construction	517	201	718	171	162	333
Residential development	414	—	414	524	311	835
Equipment Financing	23	39	62	191	57	248
Totals:
Residential	—	3,852	3,852	18	1,728	1,746
Consumer	47	1,289	1,336	59	442	501
Commercial	1,636	1,945	3,581	1,071	1,963	3,034
Commercial real estate	3,969	2,031	6,000	3,317	1,363	4,680
Equipment Financing	23	39	62	191	57	248

Total	$5,675	$9,156	$14,831	$4,656	$5,553	$10,209

Of the total interest income recognized for the three and nine months ended September 30, 2011 and 2010, $431 thousand and $1.5 million and $443 thousand and $1.3 million of interest income, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments.

Loans and Leases Portfolio Aging. The following table summarizes the recorded investment of the Company’s loan and lease portfolio aging by class at September 30, 2011 and December 31, 2010:

At September 30, 2011

(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,330	$7,908	$—	$72,277	$95,515	$3,021,563	$3,117,078
Permanent-NCLC	449	360	—	6,117	6,926	14,723	21,649
Construction	—	—	—	777	777	21,860	22,637
Liquidating portfolio-construction loans	—	—	—	5	5	8	13
Consumer:
Home equity loans	13,447	5,312	—	24,382	43,141	2,553,489	2,596,630
Liquidating portfolio-home equity loans	3,242	1,548	—	5,626	10,416	147,216	157,632
Other consumer	353	110	—	55	518	36,084	36,602
Commercial:
Commercial non-mortgage	5,612	1,861	569	39,475	47,517	1,775,617	1,823,134
Asset-based loans	—	—	—	5,095	5,095	506,585	511,680
Commercial real estate:
Commercial real estate	2,181	839	—	32,398	35,418	2,135,299	2,170,717
Commercial construction	—	—	—	10,100	10,100	52,253	62,353
Residential development	209	456	196	16,590	17,451	33,713	51,164
Equipment Financing	2,629	2,424	—	8,439	13,492	504,877	518,369

Total	$43,452	$20,818	$765	$221,336	$286,371	$10,803,287	$11,089,658

At December 31, 2010

(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$13,836	$7,431	$—	$91,711	$112,978	$2,997,718	$3,110,696
Permanent-NCLC	—	—	—	6,805	6,805	18,235	25,040
Construction	—	541	—	855	1,396	21,443	22,839
Liquidating portfolio-construction loans	—	—	—	9	9	8	17
Consumer:
Home equity loans	15,540	6,006	—	34,892	56,438	2,599,624	2,656,062
Liquidating portfolio-home equity loans	4,330	2,000	—	10,299	16,629	163,701	180,330
Other consumer	295	114	—	119	528	31,228	31,756
Commercial:
Commercial non-mortgage	3,840	1,420	93	34,363	39,716	1,619,369	1,659,085
Asset-based loans	—	—	—	7,801	7,801	448,026	455,827
Commercial real estate:
Commercial real estate	4,031	7,126	—	41,106	52,263	2,017,918	2,070,181
Commercial construction	—	—	—	10,856	10,856	63,987	74,843
Residential development	198	—	—	15,458	15,656	44,183	59,839
Equipment Financing	6,360	1,577	—	20,482	28,419	682,506	710,925

Total	$48,430	$26,215	$93	$274,756	$349,494	$10,707,946	$11,057,440

Loans and Leases on Nonaccrual Status. Accrual of interest is discontinued if a loan or lease is placed on nonaccrual status. When placed on nonaccrual status, unpaid accrued interest is reversed and charged against interest income. Residential and consumer loans are placed on nonaccrual status after 90 days past due. All commercial and commercial real estate loans, and equipment financing leases are subject to a detailed review by the Company’s credit risk team when 90 days past due or when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status.

Interest on nonaccrual loans and leases, at September 30, 2011 and 2010, that would have been recorded as additional interest income for the three and nine months ended September 30, 2011 and 2010, had the loans and leases been current in accordance with their original terms, totaled $6.6 million and $19.9 million and $6.3 million and $14.5 million, respectively.

Troubled Debt Restructurings. The recorded investment balance of TDRs approximated $481.1 million and $450.2 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $380.7 million and $352.9 million while TDRs on nonaccrual status were $100.4 million and $97.3 million at September 30, 2011 and December 31, 2010, respectively. Management has reviewed the potential TDR population from the beginning of 2011 under ASU No. 2011-02, to affirm the classification presented herewith. At September 30, 2011, approximately 67.6% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year. At September 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $43.1 million and $30.7 million related to TDRs, respectively. For the three and nine months ended September 30, 2011 and 2010, Webster charged off $8.5 million and $22.7 million and $0.4 million and $2.9 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $9.3 million and $18.4 million at September 30, 2011 and December 31, 2010, respectively. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

The following table provides information on loans and leases modified as TDRs, during the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011				2010
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	25	$4,455	$4,455	4.4%	70	$17,283	$17,283	4.7%
Permanent-NCLC	3	1,053	1,053	3.8	3	1,285	1,285	4.4
Construction	—	—	—	—	—	—	—	—
Consumer:
Home equity loans	20	1,004	1,004	4.6	72	4,608	4,608	5.8
Liquidating portfolio-home equity loans	7	178	178	5.9	16	997	997	6.2
Other consumer	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	8	23,911	23,911	6.3	19	14,888	14,888	5.3
Asset-based loans	—	—	—	—	3	10,462	10,462	7.1
Commercial real estate:
Commercial real estate	1	230	230	5.0	7	44,098	44,098	3.4
Commercial construction	—	—	—	—	1	9,463	9,463	6.3
Residential development	—	—	—	—	—	—	—	—
Equipment Financing	1	200	200	8.0	—	—	—	—

TOTAL TDRs	65	$31,031	$31,031	5.9%	191	$103,084	$103,084	4.7%

	For the Nine Months Ended September 30,
	2011				2010
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	110	$25,219	$25,219	4.1%	203	$50,951	$50,951	5.1%
Permanent-NCLC	6	2,211	2,211	4.0	7	3,278	3,278	5.1
Construction	—	—	—	—	5	1,013	1,013	6.4
Consumer:
Home equity loans	96	8,130	8,130	4.4	184	13,288	13,288	5.0
Liquidating portfolio-home equity loans	23	1,367	1,367	5.5	50	2,616	2,616	5.6
Other consumer	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	43	41,337	41,337	6.2	45	34,831	34,831	5.9
Asset-based loans	3	2,563	2,563	5.2	3	10,462	10,462	7.1
Commercial real estate:
Commercial real estate	17	41,395	41,395	4.0	24	102,401	102,401	4.2
Commercial construction	—	—	—	—	2	17,064	17,064	5.3
Residential development	2	719	719	5.3	3	9,387	9,387	3.5
Equipment Financing	1	200	200	8.0	8	1,444	1,444	7.2

TOTAL TDRs	301	$123,141	$123,141	4.9%	534	$246,735	$246,735	4.9%

TDR loans may be modified by means of extended maturity below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and/or other concessions. The following table provides information on how loans and leases were modified as TDRs, during the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011					2010
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Residential:
1-4 family	$1,757	$—	$2,698	$—	$4,455	$4,319	$395	$10,733	$1,836	$17,283
Permanent-NCLC	—	—	1,053	—	1,053	—	—	1,285	—	1,285
Construction	—	—	—	—	—	—	—	—	—	—
Consumer:
Home equity loans	321	—	683	—	1,004	1,909	—	2,699	—	4,608
Liquidating portfolio-home equity loans	54	—	124	—	178	262	—	735	—	997
Other consumer	—	—	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	95	23,816	23,911	—	—	61	14,827	14,888
Asset-based loans	—	—	—	—	—	—	—	—	10,462	10,462
Commercial real estate:
Commercial real estate	—	—	230	—	230	6,205	—	183	37,710	44,098
Commercial construction	—	—	—	—	—	—	—	—	9,463	9,463
Residential development	—	—	—	—	—	—	—	—	—	—
Equipment Financing	—	200	—	—	200	—	—	—	—	—

TOTAL TDRs	$2,132	$200	$4,883	$23,816	$31,031	$12,695	$395	$15,696	$74,298	$103,084

(a) Other includes covenant modifications, forbearance and/or other concessions.

	For the Nine Months Ended September 30,
	2011					2010
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other	Total
Residential:
1-4 family	$7,682	$2,706	$13,327	$1,504	$25,219	$11,226	$4,288	$25,911	$9,526	$50,951
Permanent-NCLC	—	—	2,211	—	2,211	—	867	2,411	—	3,278
Construction	—	—	—	—	—	—	—	1,013	—	1,013
Consumer:
Home equity loans	4,057	—	3,726	347	8,130	4,314	364	7,190	1,420	13,288
Liquidating portfolio-home equity loans	571	—	796	—	1,367	731	—	1,885	—	2,616
Other consumer	—	—	—	—	—	—	—	—	—	—
Commercial:
Commercial non-mortgage	5,607	3,217	301	32,212	41,337	17,874	826	593	15,538	34,831
Asset-based loans	—	—	2,563	—	2,563	—	—	—	10,462	10,462
Commercial real estate:
Commercial real estate	17,029	5,996	539	17,831	41,395	23,865	1,239	182	77,115	102,401
Commercial construction	—	—	—	—	—	7,601	—	—	9,463	17,064
Residential development	—	—	—	719	719	—	—	—	9,387	9,387
Equipment Financing	—	200	—	—	200	428	—	195	821	1,444

TOTAL TDRs	$34,946	$12,119	$23,463	$52,613	$123,141	$66,039	$7,584	$39,380	$133,732	$246,735

(a)	Other includes covenant modifications, forbearance and/or other concessions.

The Company’s loan and lease portfolio at September 30, 2011 included ten loans with an A Note/B Note structure, with a recorded investment of $37.0 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrower to support repayment. Webster immediately charged off the balance of B Notes totaling $11.8 million. TDR classification may be removed on A Notes if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Seven of the ten A Notes are on accrual status, as the borrower is paying under the terms of the loan agreement prior to and subsequent to the modification. The remaining A Note is on nonaccrual status due to the continuing financial difficulties of the borrower.

The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011		2010
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	7	$1,296	7	$1,382
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	9	825	6	211
Liquidating portfolio-home equity loans	—	—	7	319
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	1	91	—	—
Asset based loans	1	381	—	—
Commercial real estate:
Commercial real estate	1	408	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	19	$3,001	20	$1,912

The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011		2010
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	9	$1,833	27	$4,996
Permanent-NCLC	—	—	1	143
Construction	—	—	—	—
Consumer:
Home equity loans	13	841	12	659
Liquidating portfolio-home equity loans	2	3	11	326
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	2	182	2	40
Asset based loans	1	381	—	—
Commercial real estate:
Commercial real estate	2	677	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	29	$3,917	53	$6,164

Credit Risk Management. The Company has certain credit policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. Management frequently reviews reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee. However, some loans may be made on an unsecured basis.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which helps reduce its exposure to adverse economic events that may affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its loan portfolio.

Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third party professionals and the internal staff.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan to property value and the borrower’s debt to income level and are also influenced by statutory requirements.

Credit Quality Indicators. To measure credit quality for loans and leases to businesses through the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system is a dual grade system that assigns a rating to each borrower and to the facility, which together form the Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of a borrower and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

A “special mention” (7) credit has the potential weakness that if left uncorrected may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “doubtful” (9) has all the same weaknesses as substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.

At September 30, 2011 and December 31, 2010, the recorded investment of Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure are as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At		At		At
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
(1) - (6) Pass	$2,057,031	$1,718,552	$1,890,491	$1,671,900	$437,423	$631,189
(7) Special Mention	28,330	59,162	62,121	71,919	25,037	30,745
(8) Substandard	245,050	329,017	331,622	460,209	55,909	48,991
(9) Doubtful	4,403	8,181	—	835	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,334,814	$2,114,912	$2,284,234	$2,204,863	$518,369	$710,925

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to loan portfolio aging analysis table included in this footnote.

The recorded investment of Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at September 30, 2011 and December 31, 2010, are as follows:

	At
(In thousands)	September 30, 2011	December 31, 2010
(1) - (6) Pass	$55,997	$5,173
(7) Special Mention	4,662	8,347
(8) Substandard	248,176	280,782
(9) Doubtful	1,071	1,177
(10) Loss	—	—

Total	$309,906	$295,479

The increase in the Pass category from December 31, 2010 to September 30, 2011 is primarily due to $38.4 million in risk rating upgrades from Substandard and the addition of two new Commercial Real Estate TDRs. The decrease in the Special Mention from December 31, 2010 to September 30, 2011 is due to the payoff of a Commercial Real Estate loan partially offset by the downgrade of one Commercial Non-Mortgage credit from Pass to Special Mention.

NOTE 4: Goodwill and Other Intangible Assets, net

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	At September 30, 2011	At December 31, 2010
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other	13,327	13,327

Total Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	16,480	20,205
Other	607	1,072

Other intangible assets, net	17,087	21,277

Total goodwill and other intangible assets, net	$546,974	$551,164

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	At September 30, 2011			At December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(32,940)	$16,480	$49,420	$(29,215)	$20,205
Other	4,699	(4,092)	607	4,699	(3,627)	1,072

Total	$54,119	$(37,032)	$17,087	$54,119	$(32,842)	$21,277

Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process to assess potential impairment, in accordance with the guidance provided by the FASB ASC Topic 350 - Intangibles-Goodwill and Other, the estimated fair values of Webster’s two reporting units that carry goodwill, Retail Banking and Other, were estimated using discounted cash flow analysis and observable market data to the extent available. The discount rates utilized for the discounted cash flow analysis reflected market based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of the applicable segment. There was no impairment indicated as a result of the Step 1 test performed at the 2011 Measurement Date, as the estimated fair value for those segments exceeded their corresponding carrying values. No impairment losses on goodwill or other intangible assets were incurred during the three and nine months ended September 30, 2011.

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

Amortization of intangible assets for each of the three and nine months ended September 30, 2011 and 2010 totaled $1.4 million and $4.2 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next five years:

(In thousands)
For years ending December 31,
2011	$5,588
2012	5,420
2013	4,919
2014	2,685
Thereafter	2,665

NOTE 5: Deposits

A summary of deposits by type follows:

(In thousands)	At September 30, 2011	At December 31, 2010
Non-interest bearing:
Demand	$2,292,673	$2,216,987
Interest bearing:
Interest bearing checking	1,437,968	1,350,929
Health savings accounts	1,002,496	843,310
Money market	2,225,841	2,460,918
Savings	3,689,377	3,586,732
Time deposits	2,937,579	3,149,909

Total interest bearing	11,293,261	11,391,798

Total	$13,585,934	$13,608,785

The following table presents additional information about the Company’s deposits:

(In thousands)	At September 30, 2011	At December 31, 2010
Money market deposits obtained through brokers	$26,051	$24,644
Cerificates of deposits obtained through brokers	119,052	78,879

The scheduled maturities of time deposits (certificates of deposit and brokered deposits) at September 30, 2011 are as follows:

(In thousands)
Maturing in the years ending December 31:
2011	$677,357
2012	1,132,878
2013	496,288
2014	184,857
2015	301,523
Thereafter	144,676

Total	$2,937,579

NOTE 6: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase (“repurchase agreements”) and other short-term borrowings at:

(In thousands)	At September 30, 2011	At December 31, 2010
Securities sold under agreements to repurchase:
Original maturity of one year or less	$342,795	$289,144
Callable at the option of the counterparty	400,000	400,000
Non-callable	250,850	150,000

	993,645	839,144
Other short-term borrowings:
Federal funds purchased	217,000	236,500
Treasury, tax and loan	10,260	15,833

	227,260	252,333

Total	$1,220,905	$1,091,477

At September 30, 2011 and December 31, 2010, securities sold under agreements to repurchase were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

NOTE 7: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	At September 30, 2011		At December 31, 2010
	Total		Total
(In thousands)	Outstanding	Callable	Outstanding	Callable
Fixed Rate:
0.15 % to 6.60 % due in 2011	$258,000	$—	$410,104	$—
4.00 % to 4.00 % due in 2012	51,400	—	51,400	—
0.28 % to 5.49 % due in 2013	299,000	49,000	299,000	49,000
0.00 % to 6.00 % due after 2015	151,437	—	5,886	—

	759,837	49,000	766,390	49,000
Unamortized premiums	916	—	1,249	—
Hedge accounting adjustments	211	—	366	—

Total advances	$760,964	$49,000	$768,005	$49,000

At September 30, 2011 and December 31, 2010, Webster Bank was in compliance with FHLB collateral requirements and had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.3 billion, respectively.

NOTE 8: Long-Term Debt

Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

	Maturity date	Stated interest rate	At September 30, 2011	At December 31, 2010
(In thousands)
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes	2013	5.875%	177,480	177,480
Junior subordinated debt related to capital trusts (a):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes (b)	2033	3.300%	77,320	77,320
People’s Bancshares Capital Trust II, fixed-rate notes (c)			—	10,309
Eastern Wisconsin Bancshares Capital Trust II, floating-rate notes (c)			—	2,070
NewMil Statutory Trust I, floating-rate notes (c)			—	10,310

Total junior subordinated debt related to capital trusts			213,390	236,079

Total notes			540,870	563,559
Unamortized premiums, net			(191)	(188)
Hedge accounting adjustments			13,799	19,466

Total long-term debt			$554,478	$582,837

(a)	At September 30, 2011 the Company had $213.4 million of junior subordinated debt issued to two wholly owned trusts as follows: a Connecticut statutory business trust, Webster Statutory Trust I and a Delaware capital business trust, Webster Capital Trust IV. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Condensed Consolidated Financial Statements.
(b)	The interest rate on Webster Statutory Trust I, floating-rate notes, varies quarterly based on 3-month LIBOR plus 2.95%, was 3.30% at September 30, 2011 and 3.25% at December 31, 2010.
(c)	The Company redeemed the following junior subordinated debt using cash on hand: People’s Bancshares Capital Trust II on July 19, 2011; Eastern Wisconsin Bancshares Capital Trust II on May 20, 2011; and NewMil Statutory Trust 1 on March 28, 2011.

NOTE 9: Capital Actions

On June 8, 2011 the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program (“CPP”), each representing the right to purchase one share of its common stock, $0.01 par value per share. The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. The Company did not receive any of the proceeds of the warrant offering; however the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 267,443 warrants from the open market since the warrant offering. At September 30, 2011, 732,557 warrants were outstanding and exercisable.

NOTE 10: Regulatory Matters

Capital adequacy guidelines issued by the federal banking agencies require Webster and Webster Bank, N.A. to maintain certain minimum ratios, as set forth below. Failure to meet capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financials. At September 30, 2011, Webster and Webster Bank were deemed to be “well capitalized” under regulatory capital adequacy standards.

The following table provides information on the capital ratios for Webster and Webster Bank, N.A.:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011
Webster Financial Corporation
Total risk-based capital	$1,727,597	14.7%	$943,373	8.0%	$1,179,217	10.0%
Tier 1 capital	1,543,122	13.1	471,687	4.0	707,530	6.0
Tier 1 leverage capital ratio	1,543,122	8.9	694,846	4.0	868,558	5.0
Webster Bank, N.A.
Total risk-based capital	$1,680,176	14.3%	$940,846	8.0%	$1,176,057	10.0%
Tier 1 capital	1,496,249	12.7	470,423	4.0	705,634	6.0
Tier 1 leverage capital ratio	1,496,249	8.6	693,122	4.0	866,402	5.0

At December 31, 2010
Webster Financial Corporation
Total risk-based capital	$1,652,379	14.0%	$944,992	8.0%	$1,181,239	10.0%
Tier 1 capital	1,431,094	12.1	472,496	4.0	708,744	6.0
Tier 1 leverage capital ratio	1,431,094	8.3	686,158	4.0	857,697	5.0
Webster Bank, N.A.
Total risk-based capital	$1,684,608	14.3%	$941,540	8.0%	$1,176,925	10.0%
Tier 1 capital	1,464,236	12.4	470,770	4.0	706,155	6.0
Tier 1 leverage capital ratio	1,464,236	8.6	684,318	4.0	855,398	5.0

In the first quarter of 2010 the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at September 30, 2011.

At September 30, 2011, $209.8 million in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory capital purposes pursuant to guidance from the Federal Reserve. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Company to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Company’s Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital at September 30, 2011 would not affect the Company’s ability to meet all capital adequacy requirements to which it is subject.

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. In response, the federal banking agencies have indicated that for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government sponsored entities are not affected.

NOTE 11: Earnings Per Common Share

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Earnings from continuing operations for basic earnings per common share:
Net income from continuing operations available to common shareholders	$41,548	$17,779	$106,394	$24,441
Less dividends declared or accrued:
Common shareholders	(4,348)	(780)	(9,564)	(2,336)
Participating shares	(23)	(3)	(50)	(12)

Total undistributed income available to common shareholders	37,177	16,996	96,780	22,093
Add dividends paid to common shareholders	4,348	780	9,564	2,336
Less income allocated to participating securities	(198)	(74)	(499)	(119)

Net income allocated to common shareholders	$41,327	$17,702	$105,845	$24,310

Earnings from continuing operations for diluted earnings per common share:
Net income from continuing operations available to common shareholders	$41,548	$17,779	$106,394	$24,441
Less dividends declared or accrued:
Common shareholders	(4,348)	(780)	(9,564)	(2,336)
Participating shares	(23)	(3)	(50)	(12)

Total undistributed income available to common shareholders	37,177	16,996	96,780	22,093
Add dividends paid to common shareholders	4,348	780	9,564	2,336
Less income allocated to participating securities	(198)	(74)	(499)	(119)

Net income allocated to common shareholders	$41,327	$17,702	$105,845	$24,310

Earnings from discontinued operations for basic and diluted earnings per common share:
Net income from discontinued operations availiable to common shareholders	$—	$—	$1,985	$—

Shares:
Weighted average common shares outstanding - basic	87,046	78,097	86,978	78,026
Effect of dilutive securities:
Stock options and restricted stock	362	296	383	284
Warrants	3,797	3,735	4,593	3,718

Weighted average common shares outstanding - diluted	91,205	82,128	91,954	82,028

Earnings from continuing operations per common share:
Basic	$0.48	$0.23	$1.22	$0.31
Diluted	$0.45	$0.22	$1.15	$0.30
Earnings from discontinued operations per common share:
Basic	$—	$—	$0.02	$—
Diluted	$—	$—	$0.02	$—
Earnings per common share:
Basic	$0.48	$0.23	$1.24	$0.31
Diluted	$0.45	$0.22	$1.17	$0.30

Potential common shares from stock options whose exercise prices are less than the weighted average market price of Webster’s common stock are deemed to be anti-dilutive to the earnings per share calculation and therefore are excluded from the computation of diluted earnings per share. The following table presents securities with exercise prices that were less than the weighted average market price of Webster’s common stock for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Non-participating stock options	603	641	573	650

Total	603	641	573	650

Stock Options

Options to purchase 1.8 million shares for the three and nine months ended September 30, 2011 and 2.3 million shares for the three and nine months ended September 30, 2010, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 1.0 thousand and 11.2 thousand shares for the three and nine months ended September 30, 2011, respectively, and 98.3 thousand and 101.2 thousand shares for the three and nine months ended September 30, 2010, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock represents potential issuable common stock of 1.1 million shares at September 30, 2011. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

Warrants:

Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock at September 30, 2011. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three and nine months ended September 30, 2011 and 2010. The initial exercise price of $10.00 for the A1 warrants increased to $11.50 on July 28, 2011. The initial exercise price of $10.00 for the A2 warrants increased to $11.50 on October 15, 2011. The exercise price will increase to $13.00, for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of October 28, 2011 none of the A1 or A2 warrants have been exercised.

Other Warrants: Warrants originally issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represents 0.7 million potential issuable shares of common stock at September 30, 2011. The weighted average dilutive effect of these warrants was excluded from the calculation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of Webster’s common stock for the three months ended September 30, 2011. For the nine months ended September 30, 2011 the weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the period. The warrant issued in connection with the Series B Preferred Stock represented an aggregate 3.3 million potential issuable shares of common stock at September 30, 2010. The weighted average dilutive effect of this warrant was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 because the warrant’s exercise price was greater than the average market price of the shares for those periods.

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

Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps are marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $28.7 million loss as of September 30, 2011.

During July 2011, Webster entered into six $25 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of long term debt. Each $25 million swap pays fixed rates and receives 3-month LIBOR indexed floating rates, effective on October 31, 2011 and maturing on October 31, 2021. Cash settlement is expected to occur on the effective date and the forecasted ten-year debt issuances are expected to occur between August 31, 2011 and December 31, 2011.

During May 2011, Webster entered into two $50 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of six-year debt. Each $50 million swap pays fixed rates and receives 1-month LIBOR indexed floating rates, effective on September 5, 2012 and September 11, 2012 and maturing on June 5, 2018 and June 11, 2018. Cash settlement is expected to occur on the effective date and the forecasted six-year debt issuances are expected to occur between June 11, 2012 and December 11, 2012.

During March 2011, Webster entered into two $50 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuances of four-year debt. Each swap pays fixed rates and receives 3-month LIBOR indexed floating rates, effective on March 15, 2012 and maturing on March 15, 2016. Cash settlement is expected to occur on the effective date and the forecasted four-year debt issuances are expected to occur between December 15, 2011 and June 15, 2012.

During July 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting. The swap was terminated and the related five-year FHLB Advance occurred on September 8, 2011. The swap was terminated at a loss of $7.3 million and the loss will be amortized from OCI to earnings over the term of the advances maturing on September 12, 2016. During the three and nine months ended September 30, 2011, $121 thousand of the loss was recognized in earnings.

The Company has a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $2.0 million loss as of September 30, 2011.

Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $6.2 million will be reclassified as an increase to interest expense. In addition, over the next twelve months the Company will reclassify $4.5 million from OCI as an increase to interest expense related to amortization of gains or losses related to termination of cash flow hedges.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	Consolidated Balance Sheet Location	At September 30, 2011			At December 31, 2010
		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
(Dollars in thousands)
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(2,037)	1	$100,000	$(2,050)
Forward settle interest rate swap on anticipated debt	Other liabilities	10	350,000	(28,738)	1	100,000	(4,158)
Forward settle interest rate swap on anticipated debt	Other assets	—	—	—	1	100,000	186

The net impact on interest expense related to cash flow hedges for the three and nine months ended September 30, 2011 and 2010 is presented below:

	Three months ended September 30,
	2011			2010
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on FHLB advances	$400	$491	$891	$355	$369	$724
Interest rate swaps on subordinated debt	—	(37)	(37)	—	(37)	(37)
Interest rate swaps on repurchase agreements	—	469	469	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(45)	(45)	—	(45)	(45)

Net impact on interest expense on borrowings	$400	$878	$1,278	$355	$287	$642

	Nine months ended September 30,
	2011			2010
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on FHLB advances	$1,170	$1,229	$2,399	$736	$1,107	$1,843
Interest rate swaps on subordinated debt	—	(112)	(112)	—	(112)	(112)
Interest rate swaps on repurchase agreements	—	625	625	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(135)	(135)	—	(135)	(135)

Net impact on interest expense on borrowings	$1,170	$1,607	$2,777	$736	$860	$1,596

At September 30, 2011, the remaining unamortized loss on the termination of cash flow hedges was $13.3 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	Consolidated Balance Sheet Location	At September 30, 2011			At December 31, 2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on FHLB advances	Other assets	—	$—	$—	1	$100,000	$61

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

The net impact on interest expense related to fair value hedges for the three and nine months ended September 30, 2011 and 2010 is presented in the tables below:

	Three months ended September 30,
	2011				2010
(In thousands)	Interest Income	MTM Gain	Realized Deferred Gain	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$—	$—	$(799)	$(799)
Interest rate swaps on subordinated debt	—	—	(1,120)	(1,120)	—	—	(1,120)	(1,120)
Interest rate swaps on FHLB advances	—	—	(24)	(24)	(169)	(338)	332	(175)

Net impact on interest expense on borrowings	$—	$—	$(1,943)	$(1,943)	$(169)	$(338)	$(1,587)	$(2,094)

	Nine months ended September 30,
	2011				2010
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(2,398)	$(2,398)	$—	$—	$(2,398)	$(2,398)
Interest rate swaps on subordinated debt	—	—	(3,359)	(3,359)	(497)	(94)	(2,968)	(3,559)
Interest rate swaps on FHLB advances	(61)	(144)	50	(155)	(526)	(1,187)	990	(723)

Net impact on interest expense on borrowings	$(61)	$(144)	$(5,707)	$(5,912)	$(1,023)	$(1,281)	$(4,376)	$(6,680)

At September 30, 2011, the remaining unamortized gain on the termination of fair value hedges was $14.3 million.

Non- Hedge Accounting Derivatives / Non-designated Hedges

Webster provides interest rate derivatives to clients to assist them in managing commercial risk. These derivatives are not designated as hedges for accounting and are not speculative. They are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging.” Changes in the fair value of derivatives not designated for hedge accounting are recorded as a component of non-interest income. As of September 30, 2011 and December 31, 2010, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated Balance Sheet Location	At September 30, 2011			At December 31, 2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	112	$537,413	$46,956	98	$447,689	$33,890
Commercial loan interest rate swaps	Other liabilities	—	—	—	2	30,542	(990)
Commercial loan interest rate swaps with floors	Other assets	12	25,487	2,012	12	28,342	1,060
Commercial loan interest rate caps	Other liabilities	11	104,305	(58)	5	19,164	(83)

Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	108	523,363	(42,933)	92	429,290	(31,394)
Commercial loan interest rate swaps	Other liabilities	3	14,000	70	7	48,895	1,362
Commercial loan interest rate swaps with floors	Other liabilities	12	25,487	(1,594)	12	28,342	(625)
Commercial loan interest rate caps	Other liabilities	11	104,305	58	5	19,164	98

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(17)	$(17)	$—	$(197)	$(197)
Commercial loan interest rate derivatives, net	234	889	1,123	177	(15)	162
Fed funds futures contracts	—	(976)	(976)	—	(730)	(730)

Net impact on other non-interest income	$234	$(104)	$130	$177	$(942)	$(765)

	Nine months ended September 30,
	2011			2010
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(134)	$(134)	$—	$(316)	$(316)
Commercial loan interest rate derivatives, net	657	1,155	1,812	527	39	566
Fed funds futures contracts	—	(1,813)	(1,813)	—	(2,504)	(2,504)

Net impact on other non-interest income	$657	$(792)	$(135)	$527	$(2,781)	$(2,254)

The weighted average rates paid and received for interest rate swaps outstanding at September 30, 2011 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.28%
Non-hedging interest rate swaps	1.75%	1.84%

The weighted average strike rates for interest rate caps and floors outstanding at September 30, 2011 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	2.81%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.99%

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2011, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the September 2011 through February 2013 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of contracts will be reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income statement impact as non-interest income on the Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2011, the Company recognized $1.0 million and $1.8 million, respectively, in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2011, outstanding rate locks totaled approximately $84.8 million and the outstanding commitments to sell residential mortgage loans totaled approximately $78.4 million. Forward sales, of which all are mandatory forward commitments at September 30, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. As of September 30, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.3 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.9 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at September 30, 2011 and December 31, 2010.

Counterparty Credit Risk. Derivative contracts are executed with both bank customers and institutional derivative counterparties and are subject to the risk that such parties may be unable to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owned in the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of our negotiated threshold is secured by posted collateral. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $49.0 million at September 30, 2011. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $72.3 million at September 30, 2011. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties and thus the credit exposure represents collateral held at those institutions and potential future exposure if rates change during the termination process. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used by the Company is presented below:

Cash, Due from Banks, and Interest-bearing Deposits

The carrying amount of cash, due from banks, and interest bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Securities classified as Level 1 include equity securities and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Securities classified as Level 2 include agency CMOs, single-issuer trust preferred securities, mortgage backed securities and corporate bonds issued by GSEs.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Pooled trust preferred securities and auction rate preferred securities are currently classified as Level 3.

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

At September 30, 2011, auction rate preferred securities were valued at par as the portfolio positions decline and the Company continues to receive redemptions at full par value. The portfolio value is $1.0 million at September 30, 2011. Previously, the Company had been using a third party service to provide pricing. Based on observable increased redemption activity at full par value and the relatively insignificant value of this portfolio, these securities have not been valued by the third party service since March 31, 2011.

On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model as well as the auction rate preferred securities redemption pricing conditions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,710,742	—	1,710,742	—
Pooled trust preferred securities	30,784	—	—	30,784
Single issuer trust preferred securities	37,142	—	37,142	—
Equity securities - financial institutions	7,714	6,739	—	975
Mortgage-backed securities - GSE	420,994	—	420,994	—
CMBS	292,575	—	292,575	—

Total available for sale securities	2,500,151	6,939	2,461,453	31,759
Derivative instruments:
Interest rate swaps	48,968	—	48,968	—

Total financial assets held at fair value	$2,549,119	$6,939	$2,510,421	$31,759

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$75,232	$—	$75,232	$—
Fed Fund futures contract	1,520	—	1,520	—
Visa Swap	1	—	1	—

	At December 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$11,554	$11,554	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes - GSE	100,049	—	100,049	—
Agency CMOs - GSE	1,179,159	—	1,179,159	—
Pooled trust preferred securities	53,189	—	—	53,189
Single issuer trust preferred securities	42,275	—	42,275	—
Equity securities - financial institutions	7,341	6,013	—	1,328
Mortgage-backed securities- GSE	723,582	—	723,582	—
CMBS	307,981	—	307,981	—

Total available for sale securities	2,413,776	6,213	2,353,046	54,517
Derivative instruments:
Interest rate swaps	35,198	—	35,198	—

Total financial assets held at fair value	$2,460,528	$17,767	$2,388,244	$54,517

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$37,841	$—	$37,841	$—
Fed Fund futures contract	2,081	—	2,081	—
Visa Swap	—	—	—	—

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Level 3 - available for sale securities, beginning of period	$47,861	$59,794	54,517	$70,689
Transfers into Level 3 (a)	—	—	—	1,716
Change in unrealized (losses) gains included in other comprehensive income	(13,569)	(2,788)	(11,492)	(9,038)
Realized loss on sale of available for sale securities	—	(146)	(3,343)	194
Net other-than-temporary impairment charges	—	(969)	—	(5,771)
Purchases	—	38	42	551
Sales/Proceeds	—	(774)	(1,456)	(1,854)
Accretion/Amortization	213	14	488	83
Calls/Paydowns	(2,746)	(372)	(6,759)	(1,773)
Other	—	104	(238)	104

Level 3 - available for sale securities, end of period	$31,759	$54,901	$31,759	$54,901

(a)	Auction rate preferred securities were transferred from Level 2 to Level 3 in March 2010 because of lack of observable market data due to a decrease in market activity for these securities.

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

The following table presents impaired loans that were remeasured and reported at fair value based upon the fair value of the underlying collateral, excluding loans fully charged-off during 2011 and loans held for sale at September 30, 2011:

(In thousands)	At September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans (a)	$29,192	$—	$—	$29,192

	$29,192	$—	$—	$29,192

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral, excluding loans fully charged-off.

Non-Financial Assets and Non-Financial Liabilities

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed and repossessed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed and repossessed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses are included in other assets in the Condensed Consolidated Balance Sheets. Certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down, as a result of continued deterioration in fair market values are included in other non-interest expense in the Condensed Consolidated Statement of Operations. Foreclosed and repossessed assets totaled $18.9 million and $28.2 million at September 30, 2011 and December 31, 2010, respectively. The fair value of foreclosed and repossessed assets is generally estimated using Level 2 inputs based on observable market data provided through appraisals or third-party price opinions. Fair value may also be estimated using Level 3 inputs based on internally developed pricing methods.

The following table presents foreclosed and repossessed assets that were remeasured and reported at fair value:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Foreclosed and repossessed assets
Remeasured at initial recognition:
Carrying value prior to remeasurement	$910	$7,850	$5,499	$17,676
Charge-offs recognized in the allowance for loan and lease losses	(216)	(1,234)	(1,860)	(3,607)

Fair value	$694	$6,616	$3,639	$14,069

Remeasured subsequent to initial recognition:
Carrying value prior to remeasurement	$4,374	$8,900	$23,337	$18,874
Write-downs included in other non-interest expense	(78)	(2,365)	(6,757)	(5,711)

Fair value	$4,296	$6,535	$16,580	$13,163

A summary of estimated fair values of significant financial instruments consisted of the following at:

	At September 30, 2011		At December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$168,776	$168,776	$159,849	$159,849
Interest-bearing deposits	87,240	87,240	52,811	52,811
Trading securities	—	—	11,554	11,554
Securities available for sale	2,500,151	2,500,151	2,413,776	2,413,776
Securities held-to-maturity	3,106,013	3,261,733	3,072,453	3,141,775
Loans held for sale	28,266	28,266	52,224	52,224
Loans, net	10,799,094	10,900,819	10,702,974	10,701,251
Mortgage servicing assets (a)	7,508	9,513	7,256	10,281
Derivative instruments	48,968	48,968	35,198	35,198
Liabilities:
Deposits other than time deposits	$10,648,355	$10,648,355	$10,458,876	$10,010,222
Time deposits	2,937,579	3,005,914	3,149,909	3,205,361
Securities sold under agreements to repurchase and other short-term borrowings	1,220,905	1,262,223	1,091,477	1,112,078
FHLB advances and other long-term debt (b)	1,315,442	1,294,220	1,350,842	1,302,718
Derivative instruments:
Interest rate swaps	75,232	75,232	37,841	37,841
Fed Fund futures contract	1,520	1,520	2,081	2,081
Visa Swap	1	1	—	—

(a)	The carrying amount of mortgage servicing assets is net of $0.8 million and $0.3 million reserves at September 30, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $14.7 million and $20.9 million in hedge accounting adjustments and discounts at September 30, 2011 and December 31, 2010, respectively. The estimated fair value does not include such adjustments.

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

NOTE 14: Pension and Other Benefits

The following table provides the components of net benefit costs for the periods shown:

(In thousands)
	Webster Pension		Webster SERP		Other Benefits
Three months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$43	$62	$—	$—	$—	$—
Interest cost	1,866	1,818	78	90	54	70
Expected return on plan assets	(2,638)	(2,502)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of the net actuarial loss (gain)	669	562	(16)	—	18	—

Net periodic (benefit) cost	$(60)	$(60)	$62	$90	$90	$88

(In thousands)
	Webster Pension		Webster SERP		Other Benefits
Nine months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$131	$187	$—	$—	$—	$—
Interest cost	5,597	5,453	262	270	162	209
Expected return on plan assets	(7,913)	(7,506)	—	—	—	—
Amortization of prior service cost	—	—	—	—	54	54
Amortization of the net actuarial loss	2,006	1,687	—	—	49	—

Net periodic (benefit) cost	$(179)	$(179)	$262	$270	$265	$263

The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. During the three and nine month periods presented, no additional benefits have been accrued.

Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for benefit of former employees of the former First Federal Savings Bank of America acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. Webster made contributions to the Fund of $0.3 million and $1.1 million during the three and nine months ended September 30, 2011, respectively.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances by transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial Banking business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary.

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

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, is shown as other reconciling items. For the nine months ended September 30, 2011, 120.8% of the provision expense is specifically attributable to business segments and reported accordingly.

Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report-based measures are reconciled to GAAP values in the reconciling amounts column.

The following table presents the operating results and total assets for Webster’s reportable segments.

Three months ended September 30, 2011	Commercial	Retail	Consumer		Total Reportable	Corporate and	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Reconciling	Total
Net interest income	$42,326	$60,300	$26,458	$6,678	$135,762	$4,619	$140,381
(Benefit) provision for loan and lease losses	(5,072)	6,229	11,214	10	12,381	(7,381)	5,000

Net interest income after provision for loan and lease losses	47,398	54,071	15,244	6,668	123,381	12,000	135,381
Non-interest income	8,338	26,226	2,907	5,960	43,431	2,775	46,206
Non-interest expense	21,459	77,439	14,895	9,991	123,784	(566)	123,218

Income from continuing operations before income taxes	34,277	2,858	3,256	2,637	43,028	15,341	58,369
Income tax expense	9,404	788	817	729	11,738	4,252	15,990

Income from continuing operations	24,873	2,070	2,439	1,908	31,290	11,089	42,379
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	24,873	2,070	2,439	1,908	31,290	11,089	42,379
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income attributable to Webster Financial Corporation	$24,873	$2,070	$2,439	$1,908	$31,290	$11,089	$42,379

Total assets at period end	$4,209,965	$1,521,799	$5,776,700	$222,349	$11,730,813	$6,497,280	$18,228,093

Three months ended September 30, 2010, as reclassified	Commercial	Retail	Consumer		Total Reportable	Corporate and	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Reconciling	Total
Net interest income	$36,493	$55,055	$24,989	$4,729	$121,266	$13,468	$134,734
Provision (benefit) for loan and lease losses	6,204	3,067	11,527	(626)	20,172	4,828	25,000

Net interest income after provision for loan and lease losses	30,289	51,988	13,462	5,355	101,094	8,640	109,734
Non-interest income	7,299	26,921	3,387	5,272	42,879	4,389	47,268
Non-interest expense	24,216	78,605	16,414	8,809	128,044	1,677	129,721

Income from continuing operations before income taxes	13,372	304	435	1,818	15,929	11,352	27,281
Income tax expense (benefit)	2,848	260	(1,522)	258	1,844	2,753	4,597

Income from continuing operations	10,524	44	1,957	1,560	14,085	8,599	22,684
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	10,524	44	1,957	1,560	14,085	8,599	22,684
Less: Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)	—	(3)

Net income attributable to Webster Financial Corporation	$10,524	$44	$1,960	$1,560	$14,088	$8,599	$22,687

Total assets at period end	$3,992,610	$1,518,432	$5,794,597	$195,404	$11,501,043	$6,299,215	$17,800,258

Nine months ended September 30, 2011 (a)	Commercial	Retail	Consumer		Total Reportable	Corporate and	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Reconciling	Total
Net interest income	$122,273	$171,692	$80,730	$18,352	$393,047	$26,900	$419,947
(Benefit) provision for loan and lease losses	(14,230)	12,936	25,445	11	24,162	(4,162)	20,000

Net interest income after provision for loan and lease losses	136,503	158,756	55,285	18,341	368,885	31,062	399,947
Non-interest income	23,027	76,864	7,096	17,847	124,834	12,692	137,526
Non-interest expense	71,192	228,670	45,555	30,031	375,448	8,956	384,404

Income from continuing operations before income taxes	88,338	6,950	16,826	6,157	118,271	34,798	153,069
Income tax expense	25,499	2,006	4,857	1,777	34,139	10,044	44,183

Income from continuing operations	62,839	4,944	11,969	4,380	84,132	24,754	108,886
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	62,839	4,944	11,969	4,380	84,132	26,749	110,881
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income attributable to Webster Financial Corporation	$62,839	$4,944	$11,970	$4,380	$84,133	$26,749	$110,882

Total assets at period end	$4,209,965	$1,521,799	$5,776,700	$222,349	$11,730,813	$6,497,280	$18,228,093

Nine months ended September 30, 2010, as reclassified (a)	Commercial	Retail	Consumer		Total Reportable	Corporate and	Consolidated
(In thousands)	Banking	Banking	Finance	Other	Segments	Reconciling	Total
Net interest income	$105,942	$155,150	$75,830	$13,481	$350,403	$48,057	$398,460
Provision (benefit) for loan and lease losses	27,246	8,775	55,656	(687)	90,990	9,010	100,000

Net interest income after provision for loan and lease losses	78,696	146,375	20,174	14,168	259,413	39,047	298,460
Non-interest income	21,781	83,228	7,629	15,755	128,393	31,411	159,804
Non-interest expense	68,947	226,139	49,480	27,453	372,019	38,993	411,012

Income (loss) from continuing operations before income taxes	31,530	3,464	(21,677)	2,470	15,787	31,465	47,252
Income tax expense (benefit)	3,671	403	(2,524)	288	1,838	3,664	5,502

Income (loss) from continuing operations	27,859	3,061	(19,153)	2,182	13,949	27,801	41,750
Income from discontinued operations	—	—	—	—	—	—	—

Income (loss) before noncontrolling interests	27,859	3,061	(19,153)	2,182	13,949	27,801	41,750
Less: Net income attributable to noncontrolling interests	—	—	4	—	4	—	4

Net income attributable to Webster Financial Corporation	$27,859	$3,061	$(19,157)	$2,182	$13,945	$27,801	$41,746

Total assets at period end	$3,992,610	$1,518,432	$5,794,597	$195,404	$11,501,043	$6,299,215	$17,800,258

(a)	As part of the presentation for the nine months ended September 30, 2010, the Consumer Liquidating Portfolio for the three months ended March 31, 2010 has not been reclassified to Corporate and Reconciling Amounts to conform to the nine months ended September 30, 2011 presentation, as it was not established as a separate operating unit until April 2010. As part of the presentation for the nine months ended September 30, 2011, $1.7 million in net loss from continuing operations before income taxes was reclassified for the three months ended March 31, 2011 to Corporate and Reconciling Amounts.

NOTE 16: Commitments and Contingencies

Credit-Related Financial Instruments. In the normal course of business, the Company becomes a party to credit related financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded commitments under existing lines and loans, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments, as for on-balance sheet instruments.

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk at:

	September 30,	December 31,
(In thousands)	2011	2010
Commitments to extend credit	$380,393	$339,249
Unfunded commitments under existing lines and loans	3,194,384	3,330,712
Stand by letters of credit	168,130	166,744
Commercial letters of credit	3,328	11,555

Total financial instruments with off-balance sheet risk	$3,746,235	$3,848,260

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

The allowance for credit losses analysis includes consideration of the risks associated with unfunded commitments. The following table provides detail of activity in the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended September 30,
(In thousands)	2011 (a)	2010 (a)
Beginning balance	$5,816	$9,114
Benefit	(576)	(325)

Ending balance	$5,240	$8,789

	Nine months ended September 30,
(In thousands)	2011 (a)	2010 (a)
Beginning balance	$9,378	$10,105
Benefit	(4,138)	(1,316)

Ending balance	$5,240	$8,789

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The following table provides detail of activity in the Company’s reserve for loan repurchases for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
(In thousands)	2011	2010
Beginning balance	$2,401	$5,564
Provision	124	514
Loss on loans repurchased	(254)	(3,375)

Ending balance	$2,271	$2,703

	Nine months ended September 30,
(In thousands)	2011	2010
Beginning balance	$3,658	$1,595
Provision	2,752	4,568
Loss on loans repurchased	(4,139)	(3,460)

Ending balance	$2,271	$2,703

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense. During the quarter ended June 30, 2011 the Company completed a $3.2 million net settlement (the “Settlement”) with certain investors who purchased over the past several years a significant amount of its loan production volume and from whom the Company purchased certain loans. The Settlement also mutually released loan repurchase claims the parties may have against each other for loans sold through June 30, 2011.

Lease Commitments. At September 30, 2011, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $5.2 million and $15.4 million and $5.1 million and $15.4 million for the three and nine months ended September 30, 2011 and 2010, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancellable operating leases for properties owned. Rental income was $0.3 million and $0.9 million and $0.3 million and $1.0 million for the three and nine months ended September 30, 2011 and 2010, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2010. See the 2010 Form 10-K for information regarding these commitments.

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

There is no assurance that the Company’s litigation reserves will not need to be adjusted in future periods. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters. Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation reserves, Webster believes that the legal actions and proceedings currently pending against it should not have a material adverse effect on Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster; as a result, the outcome of a particular matter may be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the 2010 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 to this report. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011 or any future period.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in the Company’s investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Impairment of the Company’s goodwill or other intangible assets.

•	Changes in the competitive environment among banks, financial holding companies and other financial service providers.

•

The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base, and risk-based assessments mandated by the Dodd-Frank Act. On September 28, 2011, the FDIC issued notification to Insured Depository Institutions that the transition guidance for reporting leveraged and subprime loans on the Call Report has been extended from October 1, 2011 to April 1, 2012. The FDIC has decided to review the definitions of subprime and leveraged loans in the final rule to determine whether changes to the definitions could alleviate concerns that the banking industry has about the ability to report under the current guidance. In the event that the FDIC does not propose to alter the definitions in the February 2011 final assessments rule following this review, the extended time frame will give institutions additional time to adapt reporting systems to the definitions.

On July 21, 2011, supervision of Webster’s compliance with federal consumer financial protection laws was transferred from the Office of the Comptroller of the Currency (the “OCC”) to the new Bureau of Consumer Financial Protection, or CFPB. Pursuant to section 1025 of the Dodd-Frank Act, the CFPB is tasked with consumer compliance supervision and examination of banks and financial institutions with more than $10 billion in assets as well as any subsidiary and affiliate of such depository institutions. Most of the CFPB’s examiners were transferred from the Federal Deposit Insurance Corporation, Federal Reserve System, OCC, and Office of Thrift Supervision.

It is difficult to predict at this time what specific impact certain provisions the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company, including any regulations promulgated by CFPB. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in its 2010 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 to this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan and lease losses, valuation of goodwill and other intangible assets, valuation of investments for other-than-temporary impairment OTTI, and the fair value of financial instrument, deferred tax asset valuation allowance and pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Form 10-K.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s consolidated net income after tax was $42.4 million for the three months ended September 30, 2011, compared to $22.7 million for the three months ended September 30, 2010. The net income available to common shareholders was $41.5 million, or $0.45 per diluted common share, for the three months ended September 30, 2011, compared to the net income available to common shareholders of $17.8 million, or $0.22 per diluted common share, for the three months ended September 30, 2010. The increase in consolidated net income from the comparable three month period is significantly attributable to a reduction in provision for loan and lease losses and interest expense. The provision for loan and lease losses for the three months ended September 30, 2011 was $5.0 million, a reduction of $20.0 million compared to $25.0 million for the three months ended September 30, 2010. Interest expense decreased $8.7 million as the cost of average liabilities declined from 1.05% for the three months ended September 30, 2010 to 0.82% for the three months ended September 30, 2011.

Webster’s consolidated net income after tax was $110.9 million for the nine months ended September 30, 2011, compared to a net income of $41.8 million for the nine months ended September 30, 2010. The net income available to common shareholders was $108.4 million, or $1.17 per diluted common share, for the nine months ended September 30, 2011, compared to a net income available to common shareholders of $24.4 million, or $0.30 per diluted common share, for the nine months ended September 30, 2010. The increase in consolidated net income from the comparable nine month period is primarily attributable to a reduction in provision for loan and lease losses and interest expense. The provision for loan and lease losses for the nine months ended September 30, 2011 was $20.0 million, a reduction of $80.0 million compared to $100.0 million at September 30, 2010. Interest expense decreased $29.6 million as the cost of average liabilities declined from 1.13% for the nine months ended September 30, 2010 to 0.87% for the nine months ended September 30, 2011.

Selected financial highlights are presented in the table below:

	At or for the		At or for the
	Three months ended September 30,		Nine months ended September 30,
(In thousands, except ratio and per share data)	2011	2010	2011	2010
Earnings
Net interest income	$140,381	$134,734	$419,947	$398,460
Provision for loan and lease losses	5,000	25,000	20,000	100,000
Total non-interest income	46,206	47,268	137,526	159,804
Total non-interest expense	123,218	129,721	384,404	411,012
Income from continuing operations, net of tax	42,379	22,684	108,886	41,750
Income from discontinuing operations, net of tax	—	—	1,995	—
Net (loss) income attributable to noncontrolling interests	—	(3)	(1)	4
Net income attributable to Webster Financial Corporation	42,379	22,687	110,882	41,746
Net income available to common shareholders	41,548	17,779	108,389	24,441
Common Share Data
Income per common share from continuing operations- basic	$0.48	$0.23	$1.22	$0.31
Net income per common share available to common shareholders- basic	0.48	0.23	1.24	0.31
Income per common share from continuing operations - diluted	0.45	0.22	1.15	0.30
Net income per common share available to common shareholders- diluted	0.45	0.22	1.17	0.30
Dividends declared per common share	0.05	0.01	0.11	0.03
Book value per common share	20.70	20.02	20.70	20.02
Tangible book value per common share	14.52	13.09	14.52	13.09
Dividends declared per Series A preferred share	21.25	21.25	63.75	63.75
Dividends declared per Series B preferred share	—	12.50	—	37.50
Dividends declared per affiliate preferred share	0.22	0.22	0.65	0.65
Diluted shares (weighted average)	91,205	82,128	91,954	82,028
Selected Ratios
Return on average assets	0.94%	0.51%	0.81%	0.31%
Return on average shareholders’ equity	9.15	4.80	7.94	2.95
Net interest margin	3.45	3.36	3.45	3.30
Efficiency ratio (a)	62.15	65.79	64.91	66.04
Tangible capital ratio	7.31	7.79	7.31	7.79
Tier 1 common equity to risk weighted assets (b)	11.06	8.16	11.06	8.16

(a)	Calculated using SNL’s methodology non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).

(b)	The ratios presented are projected for the 2011 reporting periods and actual for the 2010 reporting periods.

The following summarizes the major categories of assets and liabilities together with their respective interest income or expense and the average rates earned or paid by Webster:

	Three months ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (a)	Yields	Balance	Interest (a)	Yields
Assets
Interest-earning assets:
Loans	$11,030,034	$120,018	4.31%	$10,886,020	$123,042	4.48%
Investment securities (b)	5,344,987	55,916	4.22	5,304,990	56,240	4.27
Federal Home Loan and Federal Reserve Bank stock	143,874	823	2.27	143,874	761	2.10
Interest bearing deposits	89,273	33	0.14	113,833	70	0.24
Loans held for sale	25,593	266	4.17	6,936	79	4.58

Total interest earning assets	16,633,761	177,056	4.24%	16,455,653	180,192	4.36%
Non-interest earning assets	1,324,363			1,362,141

Total assets	$17,958,124			$17,817,794

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,358,392	$—	—%	$1,810,270	$—	—%
Savings, NOW & money market deposits	8,402,300	7,308	0.35	8,441,033	11,401	0.54
Certificates of deposit	2,997,188	11,622	1.54	3,374,112	15,008	1.76

Total interest-bearing deposits	13,757,880	18,930	0.55	13,625,415	26,409	0.77
Securities sold under agreements to repurchase and other short-term borrowings	1,112,177	4,384	1.54	894,475	4,048	1.77
Federal Home Loan Bank advances	465,475	3,551	2.99	603,639	4,682	3.04
Long-term debt	557,585	6,012	4.31	585,825	6,430	4.39

Total borrowings	2,135,237	13,947	2.58	2,083,939	15,160	2.87

Total interest bearing liabilities	15,893,117	32,877	0.82%	15,709,354	41,569	1.05%
Non-interest bearing liabilities	202,690			207,419

Total liabilities	16,095,807			15,916,773
Noncontrolling interests	9,577			9,645
Equity	1,852,740			1,891,376

Total liabilities and equity	$17,958,124			$17,817,794

Fully tax-equivalent net interest income		144,179			138,623
Less: tax equivalent adjustments		(3,798)			(3,889)

Net interest income		$140,381			$134,734

Interest-rate spread			3.42%			3.31%
Net interest margin (b)			3.45%			3.36%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $46.8 million and $33.0 million as of September 30, 2011 and 2010, respectively, are excluded from the average balance for rate calculations.

	Nine months ended September 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest (a)	Yields	Balance	Interest (a)	Yields
Assets
Interest-earning assets:
Loans	$11,031,092	$362,848	4.37%	$10,913,211	$368,839	4.49%
Investment securities (b)	5,330,255	169,155	4.27	5,249,708	171,202	4.36
Federal Home Loan and Federal Reserve Bank stock	143,874	2,486	2.31	142,566	2,223	2.08
Interest bearing deposits	121,020	190	0.21	182,718	352	0.25
Loans held for sale	25,725	865	4.49	15,639	537	4.58

Total interest-earning assets	16,651,966	535,544	4.29%	16,503,842	543,153	4.38%
Noninterest-earning assets	1,323,058			1,380,951

Total assets	$17,975,024			$17,884,793

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,249,378	$—	—%	$1,722,940	$—	—%
Savings, NOW & money market deposits	8,572,577	27,445	0.43	8,488,236	38,482	0.61
Certificates of deposit	3,076,384	36,095	1.57	3,593,845	50,360	1.87

Total interest-bearing deposits	13,898,339	63,540	0.61	13,805,021	88,842	0.86
Securities sold under agreements to repurchase and other short-term borrowings	999,843	11,723	1.55	836,148	12,172	1.92
Federal Home Loan Bank advances	474,094	10,201	2.84	585,830	13,847	3.12
Long-term debt	569,256	18,647	4.37	587,431	18,836	4.28

Total borrowings	2,043,193	40,571	2.63	2,009,409	44,855	2.96

Total interest-bearing liabilities	15,941,532	104,111	0.87%	15,814,430	133,697	1.13%
Noninterest-bearing liabilities	195,838			174,079

Total liabilities	16,137,370			15,988,509
Noncontrolling interests	9,596			9,641
Equity	1,828,058			1,886,643

Total liabilities and equity	$17,975,024			$17,884,793

Fully tax-equivalent net interest income		431,433			409,456
Less: tax equivalent adjustments		(11,486)			(10,996)

Net interest income		$419,947			$398,460

Interest-rate spread			3.42%			3.25%
Net interest margin (b)			3.45%			3.30%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $42.3 million and $17.5 million as of September 30, 2011 and 2010, respectively, are excluded from the average balance for rate calculations.

The table presented below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated and is based upon reported net interest income. Information is provided in each category with respect to the impact attributable to changes in volume (change in volume multiplied by prior rate), the impact attributable to changes in rates (change in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the changes due to volume and the changes due to rate.

	Three months ended September 30, 2011 vs. 2010 Increase (decrease) due to			Nine months ended September 30, 2011 vs. 2010 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(4,634)	$1,610	$(3,024)	$(9,921)	$3,930	$(5,991)
Loans held for sale	(8)	195	187	(11)	339	328
Investment securities	(304)	96	(208)	(2,880)	444	(2,436)

Total interest income	(4,946)	1,901	(3,045)	(12,812)	4,713	(8,099)

Interest on interest-bearing liabilities:
Deposits	(7,726)	247	(7,479)	(25,903)	601	(25,302)
Borrowings	(1,567)	354	(1,213)	(5,026)	742	(4,284)

Total interest expense	(9,293)	601	(8,692)	(30,929)	1,343	(29,586)

Net change in net interest income	$4,347	$1,300	$5,647	$18,117	$3,370	$21,487

Net Interest Income

Net interest income totaled $140.4 million and $419.9 million for the three and nine months ended September 30, 2011, respectively, compared to $134.7 million and $398.5 million for the three and nine months ended September 30, 2010, respectively, an increase of $5.7 million and $21.4 million. For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, average interest-earning assets grew by 0.9% to $16.7 billion from $16.5 billion, while average interest-bearing liabilities grew by 0.8% to $15.9 billion from $15.8 billion. For the three and nine months ended September 30, 2011, the yield on average interest-earning assets declined by 12 and 9 basis points, respectively, while the cost of average interest-bearing liabilities declined 23 and 26 basis points when compared to the three and nine months ended September 30, 2010, respectively. As a result of the greater decline in the cost of interest bearing liabilities than the decline in yield on interest-earning assets, the net interest margin grew by 9 and 15 basis points to 3.45% both for the three and nine months ended September 30, 2011, from 3.36% and 3.30% for the three and nine months ended September 30, 2010, respectively.

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

Interest Income

Interest income decreased $3.0 million, or 1.7%, to $173.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease in the average yield of 12 basis points was due to a lower interest rate environment and was partially offset by an increase in average interest earning assets of $178.1 million. The average loan portfolio, excluding loans held for sale, increased by $144.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Average securities increased by $40.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

The 12 basis point decrease in the average yield earned on interest-earning assets for the three months ended September 30, 2011 to 4.24% compared to 4.36% for the three months ended September 30, 2010 is a result of a lower rate environment , the repayment of higher yielding loans the origination of lower yielding loans, and the purchase of lower yielding securities. The loan portfolio yield decreased 17 basis points to 4.31% for the three months ended September 30, 2011 and comprised 66.3% of average interest-earning assets at September 30, 2011, compared to the loan portfolio yield of 4.48%, which comprised 66.2% of average interest-earning assets, for the three months ended September 30, 2010. Additionally, the yield on investment securities was 4.22% for the three months ended September 30, 2011, which was a 5 basis point decrease compared to the three months ended September 30, 2010.

Interest income decreased $8.1 million, or 1.5%, to $524.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease in the average yield of 9 basis points was partially offset by an increase in average interest earning assets of $148.1 million. The average loan portfolio, excluding loans held for sale, increased by $117.9 million for the nine months ended September 30, 2011, or 1.1%, compared to the nine months ended September 30, 2010. Average investment securities increased by $80.5 million for the nine months ended September 30, 2011, or 1.5%, compared to the nine months ended September 30, 2010.

The 9 basis point decrease in the average yield earned on interest-earning assets for the nine months ended September 30, 2011 to 4.29% compared to 4.38% for the nine months ended September 30, 2010 is a result of repayment of higher yielding loans and origination of lower yielding loans, and purchase of lower yielding securities. The loan portfolio yield decreased 12 basis points to 4.37% for the nine months ended September 30, 2011 and comprised 66.2% of average interest-earning assets at September 30, 2011 compared to the loan portfolio yield of 4.49% and 66.1% of average interest-earning assets for the nine months ended September 30, 2010. Additionally, the yield on investment securities was 4.27% for the nine months ended September 30, 2011, which was a 9 basis point decrease compared to the nine months ended September 30, 2010.

Interest Expense

Interest expense for the three months ended September 30, 2011 decreased $8.7 million, or 20.9%, to $32.9 million as compared to the three months ended September 30, 2010. The cost of average interest-bearing liabilities was 0.82% for the three months ended September 30, 2011, a decrease of 23 basis points compared to 1.05% for the three months ended September 30, 2010. The decrease was primarily due to declines in the cost of deposits to 0.55% for the three months ended September 30, 2011, from 0.77% for the three months ended September 30, 2010, and a 29 basis point decrease in the cost of borrowings to 2.58% for the three months ended September 30, 2011, from 2.87% for the three months ended September 30, 2010.

Interest expense for the nine months ended September 30, 2011 decreased $29.6 million, or 22.1%, to $104.1 million as compared to the nine months ended September 30, 2010. The cost of interest-bearing liabilities was 0.87% for the nine months ended September 30, 2011, a decrease of 26 basis points compared to 1.13% for the nine months ended September 30, 2010. The decrease was primarily due to a decline in the cost of deposits to 0.61% for the nine months ended September 30, 2011, from 0.86% for the nine months ended September 30, 2010 and a 33 basis point decrease in the cost of borrowings to 2.63% for the nine months ended September 30, 2011 from 2.96% for the nine months ended September 30, 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $5.0 million and $20.0 million for the three and nine months ended September 30, 2011, a decrease of $20.0 million and $80.0 million compared to $25.0 million and $100.0 million for the three and nine months ended September 30, 2010. The decrease in the provision is primarily due to management’s evaluation of the level of inherent losses in Webster’s existing loans. For the three and nine months ended September 30, 2011, total net charge-offs were $28.9 million and $84.3 million compared to $28.7 million and $100.8 million for the three and nine months ended September 30, 2010.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loans and leases. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At September 30, 2011, the allowance for loan and lease losses totaled $257.4 million or 2.33% of total loans and leases compared to $321.7 million or 2.92% of total loans and leases at December 31, 2010. See the “Allowance for Loan and Lease Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-Interest Income

The following summarizes the major categories of non-interest income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Non-Interest Income:
Deposit service fees	$27,074	$26,822	$252	0.9%	$78,509	$83,951	$(5,442)	(6.5)%
Loan related fees	6,823	6,119	704	11.5	18,071	19,349	(1,278)	(6.6)
Wealth and investment services	6,486	6,220	266	4.3	20,662	18,273	2,389	13.1
Mortgage banking activities	1,324	1,658	(334)	(20.1)	3,811	1,947	1,864	95.7
Increase in cash surrender value of life insurance policies	2,642	2,677	(35)	(1.3)	7,751	7,867	(116)	(1.5)
Net gain (loss) on trading securities	—	1,205	(1,205)	(100.0)	(1,799)	9,789	(11,588)	(118.4)
Net gain on sale of investment securities	—	1,027	(1,027)	(100.0)	3,823	9,709	(5,886)	(60.6)
Total other-than-temporary impairment losses on securities	—	(5,314)	5,314	100.0	—	(14,445)	14,445	100.0
Portion of the loss recognized in other comprehensive income	—	4,344	(4,344)	(100.0)	—	8,607	(8,607)	(100.0)

Net impairment losses recognized in earnings	—	(970)	970	100.0	—	(5,838)	5,838	100.0
Other income	1,857	2,510	(653)	(26.0)	6,698	14,757	(8,059)	(54.6)

Total non-interest income	$46,206	$47,268	$(1,062)	(2.2)%	$137,526	$159,804	$(22,278)	(13.9)%

Total non-interest income was $46.2 million and $137.5 million for the three and nine months ended September 30, 2011, a decrease of $1.1 million and $22.3 million from the comparable periods in 2010. The $1.1 million decrease for the three months ended September 30, 2011 and $22.3 million decrease for the nine months ended September 30, 2011 from the comparable periods in 2010, is primarily attributable to $1.0 million decrease in gains on investment securities for the three months ended September 30, 2011 and the recognition of an $8.6 million gain on the sale of trading securities and $6.4 million gain on the sale of the Company’s direct investment in Higher One Holdings, Inc. for the nine months ended September 30, 2010.

Deposit Service Fees. Deposit service fees totaled $27.1 million and $78.5 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.3 million and a decrease of $5.4 million from the comparable periods in 2010, primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010.

Loan Related Fees. Loan related fees were $6.8 million and $18.1 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.7 million and a decrease of $1.3 million from the comparable periods in 2010. The $1.3 million decrease for the nine months ended September 30, 2011 from the comparable period in 2010 is due to a decrease in the volume of loan origination and modification fees.

Wealth and Investment Services. Wealth and investment services income totaled $6.5 million and $20.7 million for the three and nine months ended September 30, 2011, respectively, an increase of $0.3 million and $2.4 million from the comparable periods in 2010. The increase for the three and nine months ended September 30, 2011 from the comparable periods in 2010 is due to an increase in new business originated by Webster Financial Advisors.

Mortgage Banking Activities. Mortgage banking activities income totaled $1.3 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.3 million and an increase of $1.9 million from the comparable periods in 2010. The $1.9 million increase for the nine months ended September 30, 2011 from the comparable period in 2010 is due to an $0.8 million gain on commercial loan sale, in addition to an increase in mortgage loans sold and a decrease in payouts charged against mortgage banking activities related to loans sold to third parties.

Net Gain on Sale of Investment Securities. There were no net gains on the sale of investment securities for the three months ended September 30, 2011 compared to $1.0 million at September 30, 2010. Net gain on the sale of investment securities was $3.8 million for the nine months ended September 30, 2011, a decrease of $5.9 million from the comparable period in 2010. The net gain on sale of investment securities for the nine months ended September 30, 2011 is due to the sale of GSE mortgage-backed securities and equity securities, offset by $3.3 million in losses on the sale of two trust preferred securities.

Net Impairment Losses on Securities Recognized in Earnings. There were no net impairment losses on securities recognized in earnings for the three and nine months ended September 30, 2011, compared to losses of $1.0 million and $5.8 million from the comparable periods in 2010. This decrease is primarily the result of a reduction in deferrals and defaults on pooled trust preferred securities in 2011 compared to previously impaired book values.

Other. Other non-interest income was $1.9 million and $6.7 million for the three and nine months ended September 30, 2011, respectively, compared to $2.5 million and $14.8 million from the comparable periods in 2010. The decrease is primarily due to a gain of $6.4 million on the sale of the Company’s direct investment in Higher One Holdings, Inc. recorded in the nine months ended September 30, 2010.

Non-Interest Expense

The following summarizes the major categories of non-interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$61,897	$60,133	$1,764	2.9%	$194,501	$181,402	$13,099	7.2%
Occupancy	13,150	13,777	(627)	(4.6)	40,741	41,763	(1,022)	(2.4)
Technology and equipment expense	15,141	15,886	(745)	(4.7)	45,667	46,811	(1,144)	(2.4)
Intangible assets amortization	1,397	1,397	—	0.0	4,191	4,191	—	0.0
Marketing	4,144	4,634	(490)	(10.6)	13,916	14,651	(735)	(5.0)
Professional and outside services	3,125	4,038	(913)	(22.6)	8,368	10,206	(1,838)	(18.0)
Deposit insurance	4,472	5,882	(1,410)	(24.0)	16,171	19,128	(2,957)	(15.5)
Litigation	—	2,800	(2,800)	(100.0)	—	22,476	(22,476)	(100.0)
Other expenses	19,892	21,174	(1,282)	(6.1)	60,849	70,384	(9,535)	(13.5)

Total non-interest expense	$123,218	$129,721	$(6,503)	(5.0)%	$384,404	$411,012	$(26,608)	(6.5)%

Total non-interest expense was $123.2 million and $384.4 million for the three and nine months ended September 30, 2011, a decrease of $6.5 million and $26.6 million from the comparable periods in 2010. The decrease for the three and nine months ended September 30, 2011 from the comparable periods in 2010 included a $22.5 million accrual related to a previously announced litigation reserve recorded in the nine months ended September 30, 2010 and was partially offset by an increase in compensation and benefits for the three and nine months ended September 30, 2011 from the comparable periods in 2010.

Compensation and Benefits. Compensation and benefits were $61.9 million and $194.5 million for the three and nine months ended September 30, 2011, an increase of $1.8 million and $13.1 million from the comparable periods in 2010. The increase is primarily attributable to higher base compensation, which reflects hiring efforts to increase the number of business development officers to support the Company’s Business and Professional Banking and Middle Market divisions, in addition to higher group insurance due to an increase in claim volume as well as increased incentives as a result of improved financial performance.

Marketing. Marketing expenses were $4.1 million and $13.9 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.5 million and $0.7 million from the comparable periods in 2010. The decrease in marketing expense is reflective of the timing of marketing campaigns between the comparable periods.

Deposit Insurance. The FDIC deposit insurance expense for the three and nine months ended September 30, 2011 was $4.5 million and $16.2 million as compared to $5.9 million and $19.1 million for the three and nine months ended September 30, 2010, respectively. The reduction in deposit insurance expense of $1.4 million and $ 2.9 million in the three and nine month periods ended September 30, 2011, respectively reflects lower FDIC rates as our asset quality has improved.

Other Expenses. Other expenses were $19.9 million and $21.2 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $1.3 million. Other expenses were $60.8 million and $70.4 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $9.6 million primarily attributable to the establishment of a $11.1 million reserve for fraud as a result of an embezzlement scheme of a subcontractor that provided bulk cash processing on behalf of a major vendor of Webster that was recorded in the nine months ended September 30, 2010.

Income Taxes

During the three and nine months ended September 30, 2011, Webster recognized income tax expense of $16.0 million and $44.2 million, respectively, applicable to the $58.4 million and $153.1 million of pre-tax income from continuing operations in the respective periods. In the comparable 2010 periods, Webster recognized income tax expense of $4.6 million and $5.5 million, respectively, applicable to the $27.3 million and $47.3 million of pre-tax income from continuing operations in those respective periods.

The $16.0 million and $44.2 million of tax expense for the three and nine months ended September 30, 2011, respectively, and the effective tax rates of 27.4% and 28.9%, respectively, reflect: (i) the application of an estimated annual effective tax rate of 29.75% for the full year 2011 to the pre-tax income for the nine months ended September 30, 2011; (ii) the recognition of $1.6 million of tax benefits in the three months ended September 30, 2011, resulting primarily from ‘true-up’ adjustments associated with the filing of Webster’s 2010 U.S. income tax return, including a $1.1 million decrease in the valuation allowance for deferred tax assets applicable to capital losses, largely as a result of additional capital gains; and (iii) the recognition of $0.2 million of state tax expense, net of U.S. effects.

In the comparable 2010 periods, the $4.6 million and $5.5 million of tax expense for the three and nine months ended September 30, 2010, respectively, and the effective tax rates for those periods of 16.9% and 11.6%, respectively, reflected (i) the application of an estimated annual effective tax rate of 20.0% for the full year 2010 to the pre-tax income for the nine months ended September 30, 2010; (ii) the exclusion of $19.7 million of the litigation provision that was recognized in the three months ended June 30, 2010 from the pre-tax income to which the 20.0% effective tax rate was applied, and (iii) the recognition of tax benefits of $1.9 million and $1.5 million, respectively (or $1.2 million and $1.0 million net), in the three and nine months ended September 30, 2010, upon the resolution of uncertain tax positions in specific tax jurisdictions in the three months ended September 30, 2010.

The $19.7 million litigation reserve was treated as a significant, unusual item under the provisions of FASB ASC Topic 740, “Income Taxes”, and Subtopic 740-270, and its $6.9 million tax benefit was recognized in the three months ended June 30, 2010, resulting in a significant variation in the customary relationship between income tax expense and pre-tax income, in the nine months ended September 30, 2010, as noted above. Additionally, as a result of the recognition of $17.3 million of capital gains during the nine months ended September 30, 2010, Webster recognized in the same period a $6.4 million decrease in its valuation allowance for deferred tax assets applicable to capital losses. The impact of the decrease in the valuation allowance is reflected in the Company’s 20% estimated annual effective tax rate for 2010, which, otherwise, would have been approximately 25%.

The increase in the estimated annual effective tax rate from 20.0% in 2010 to 29.75% in 2011 is due to the $6.4 million decrease to its 2010 valuation allowance for deferred tax assets applicable to capital losses, as noted above, and the increase in estimated pre-tax income from 2010 to 2011.

For more information on Webster’s income taxes, see Note 9 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, included in the Company’s 2010 Form 10-K.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (“HSA”) and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and, as of

January 1, 2011, the Consumer Liquidating portfolio. As of January 1, 2011, executive management realigned its business segment balances by transferring the government and not for profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial Banking business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 segment Performance Summary has been adjusted for comparability to the 2011 Performance Summary. See Note 15 – Business Segments in the Notes to the Condensed Consolidated Financial Statements contained elsewhere within this report for further information.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2011 and 2010 and incorporate the allocation of the increased provision for loan and lease losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods then ended:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net Income (Loss)
Commercial Banking	$24,873	$10,524	$62,839	$27,859
Retail Banking	2,070	44	4,944	3,061
Consumer Finance	2,439	1,960	11,970	(19,157)
Other	1,908	1,560	4,380	2,182

Total Business segments	31,290	14,088	84,133	13,945
Corporate and reconciling	11,089	8,599	26,749	27,801

Net income attributable to Webster Financial Corporation	$42,379	$22,687	$110,882	$41,746

(a)	Reclassified to conform to the 2011 presentation. As part of the presentation for the nine months ended September 30, 2010, the Consumer Liquidating Portfolio for the three months ended March 31, 2010 has not been reclassified to Reconciling Amounts to conform to the nine months ended September 30, 2011 presentation, as it was not established as a separate operating unit until April 2010. As part of the presentation for the nine months ended September 30, 2011, for the three months ended March 31, 2011, $1.7 million in net loss from continuing operations before income taxes was reclassified to Corporate and Reconciling Amounts.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset-Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, is shown as other reconciling. For the three months ended September 30, 2011, 247.6% of the provision expense is specifically attributable to business segments and reported accordingly. For the nine months ended September 30, 2011, 120.8% of the provision expense is specifically attributable to business segments and reported accordingly. Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

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

Commercial Banking Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$42,326	$36,493	$122,273	$105,942
(Benefit) provision for loan and lease losses	(5,072)	6,204	(14,230)	27,246

Net interest income after provision	47,398	30,289	136,503	78,696
Non-interest income	8,338	7,299	23,027	21,781
Non-interest expense	21,459	24,216	71,192	68,947

Income before income taxes	34,277	13,372	88,338	31,530
Income tax expense	9,404	2,848	25,499	3,671

Net income	$24,873	$10,524	$62,839	$27,859

Total assets at period end	$4,209,965	$3,992,610	$4,209,965	$3,992,610
Total loans at period end	4,193,717	4,003,527	4,193,717	4,003,527
Total deposits at period end	2,319,148	2,578,726	2,319,148	2,578,726

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $5.8 million and $16.3 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase is primarily due to wider loan spreads, higher loan balances and growth in demand deposit liability balances. The provision for loan and lease losses decreased $11.3 million and $41.5 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. For the three and nine months ended September 30, 2011, the provision was reduced by $5.1 million and $14.2 million, respectively, because the analysis indicates that the risk profile and credit metrics (delinquency and non-accrual) of the commercial portfolio have improved, and management feels that the reserve levels are appropriate for this segment. In addition, this improvement suggests that the outlook for future losses is lower than previous quarters, despite modest loan growth. Non-interest income increased $1.0 million and $1.2 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010, due to a gain on loan sale. Non-interest expense decreased $2.8 million in the three months ended September 30, 2011 and increased $2.2 million nine months ended September 30, 2011, from comparable periods in 2010. The decrease for the three months ended September 30, 2011 is a result of lower foreclosure and repossessed asset expenses. The increase for the nine months ended September 30, 2011 is a result of write-downs on foreclosed properties and compensation related expense driven by the hiring of six additional officers to support the Company’s core business banking expansion. Total deposits decreased $259.6 million for the period ended September 30, 2011, compared to September 30, 2010.

Retail Banking

Included in the Retail Banking segment is retail, business and professional banking and investment services.

Retail Banking Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net interest income	$60,300	$55,055	$171,692	$155,150
Provision for loan and lease losses	6,229	3,067	12,936	8,775

Net interest income after provision	54,071	51,988	158,756	146,375
Non-interest income	26,226	26,921	76,864	83,228
Non-interest expense	77,439	78,605	228,670	226,139

Income before income taxes	2,858	304	6,950	3,464
Income tax expense	788	260	2,006	403

Net income	$2,070	$44	$4,944	$3,061

Total assets at period end	$1,521,799	$1,518,432	$1,521,799	$1,518,432
Total loans at period end	866,155	847,305	866,155	847,305
Total deposits at period end	9,982,306	9,960,172	9,982,306	9,960,172

Net interest income increased $5.2 million and $16.5 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase is a result of improved deposit mix of higher percentage of non-interest bearing deposits and reduced deposit costs. The provision for loan and lease losses increased $3.2 million and $4.2 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. For the three and nine months ended September 30, 2011, the provision increased primarily to cover the charge offs that occurred during the quarters. While there was improvement in the credit metrics and loan growth, management provisioned to maintain the reserve coverage of this segment. Non-interest income decreased $0.7 million and $6.4 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter 2010, partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter 2010. Non-interest expense decreased $1.2 million in the three months ended September 30, 2011 from the comparable periods in 2010. The decrease is primarily a result of the closing of 5 branches in April of 2011. Non-interest expense increased $2.5 million in the nine months ended September 30, 2011 from the comparable period in 2010. This increase is a result of increased staffing to support Webster’s implementation of extended hours in 89 branch locations and the Customer Care Center and the hiring of the 12 additional business bankers. Total loans increased $18.9 million for the period ended September 30, 2011, compared to September 30, 2010. The increase reflects growth in loan originations from the business banker staff additions. Total deposits increased $22.1 million for the period ended September 30, 2011, from the comparable period in 2010 primarily due to the growth in Consumer and Business Core transaction balances.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, as well as mortgage banking activities.

Consumer Finance Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$26,458	$24,989	$80,730	$75,830
Provision for loan and lease losses	11,214	11,527	25,445	55,656

Net interest income after provision	15,244	13,462	55,285	20,174
Non-interest income	2,907	3,387	7,096	7,629
Non-interest expense	14,895	16,414	45,555	49,480

Income (loss) before income taxes	3,256	435	16,826	(21,677)
Income tax expense (benefit)	817	(1,522)	4,857	(2,524)

Income (loss) before noncontrolling interests	2,439	1,957	11,969	(19,153)
Less: Net (loss) income attributable to noncontrolling interests	—	(3)	(1)	4

Net income (loss)	$2,439	$1,960	$11,970	$(19,157)

Total assets at period end	$5,776,700	$5,794,597	$5,776,700	$5,794,597
Total loans at period end	5,698,017	5,726,309	5,698,017	5,726,309
Total deposits at period end	23,026	21,811	23,026	21,811

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $1.5 million and $4.9 million for the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase in net interest income for the three and nine months ended September 30, 2011 is directly related to an increase in loan spreads which offsets a small decrease in earning assets. The provision for loan and lease losses decreased $0.3 million and $30.2 million for the three and nine months ended September 30, 2011 from the comparable periods in 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $0.5 million for the three and nine months ended September 30, 2011 from the comparable periods in 2010. The decrease in non-interest income for the three months ended September 30, 2011 is related to lower gains tied to mortgage banking activity and credit card fee income compared to the same period in 2010. For the nine months ended September 30, 2011, the decrease in non-interest income is due to a one time legal settlement received in 2010. On a monthly basis, the Company’s Asset/Liability Committee recommends to senior management the retention or sale of residential mortgage loan production. In making that recommendation, the Committee evaluates the Company’s asset/liability needs, the level and direction of rates, the risk adjusted return on capital and the pricing of loan sales. Non-interest expense decreased $1.5 million and $3.9 million for the three and nine months ended September 30, 2011 from comparable periods in 2010. The decrease in non-interest expense for the three and nine months ended September 30, 2011 is primarily the result of decreases in loan workout expenses and foreclosed asset expense. Total loans decreased $28.3 million for the period ended September 30, 2011 compared to September 30, 2010, primarily due to principal repayments which offset loan originations compared to September 30, 2010.

Other

Other includes HSA and Private Banking.

Other Results:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net interest income	$6,678	$4,729	$18,352	$13,481
Provision (benefit) for loan and lease losses	10	(626)	11	(687)

Net interest income after provision	6,668	5,355	18,341	14,168
Non-interest income	5,960	5,272	17,847	15,755
Non-interest expense	9,991	8,809	30,031	27,453

Income before income taxes	2,637	1,818	6,157	2,470
Income tax expense	729	258	1,777	288

Net income	$1,908	$1,560	$4,380	$2,182

Total assets at period end	$222,349	$195,404	$222,349	$195,404
Total loans at period end	197,840	168,444	197,840	168,444
Total deposits at period end	1,095,763	901,824	1,095,763	901,824

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $1.9 million and $4.9 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase was primarily due to increased volume in HSA deposits. Non-interest income increased $0.7 million and $2.1 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase is primarily due to an increase in HSA deposit service fees. Non-interest expense increased $1.2 million and $2.6 million in the three and nine months ended September 30, 2011 from the comparable periods in 2010. The increase is a result of higher compensation and processing costs primarily due to growth in deposits as well as acquisition of new accounts. Total deposits increased $193.9 million for the period ended September 30, 2011, compared to September 30, 2010.

Reconciliation of reportable segments’ net income to condensed consolidated net income

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010 (a)	2011	2010 (a)
Net income from reportable segments before taxes	$43,028	$15,929	$118,271	$15,787
Adjustments:
Corporate Treasury Unit	(1,162)	(616)	4,911	11,329
Allocation of provision (benefit) for loan and lease losses	7,381	(4,828)	4,162	(9,010)
Allocation of net interest income	7,047	16,664	29,884	47,037
Allocation of non-interest income	989	1,342	3,297	19,702
Allocation of non-interest expense	1,086	(1,210)	(7,456)	(37,593)

Total Adjustments	15,341	11,352	34,798	31,465
Income from continuing operations before income taxes	58,369	27,281	153,069	47,252
Income tax expense	15,990	4,597	44,183	5,502
Income from continuing operations	42,379	22,684	108,886	41,750
Income from discontinued operations, net	—	—	1,995	—
Less: Net (loss) income attributable to non-controlling interests	—	(3)	(1)	4

Net income attributable to Webster Financial Corporation	$42,379	$22,687	$110,882	$41,746

(a)	Reclassified to conform to the 2011 presentation.

Financial Condition

Webster had total assets of $18.2 billion at September 30, 2011 and $18.0 billion at December 31, 2010.

Total loans and leases, net, of $10.8 billion at September 30, 2011 increased $96.1 million as compared to $10.7 billion at December 31, 2010. Total deposits of $13.6 billion were flat to December 31, 2010. This reflects an overall stabilizing of the economic conditions. Webster’s loan to deposit ratio improved to 81.4% at September 30, 2011, compared to 81.0% at December 31, 2010 and 80.4% at September 30, 2010.

At September 30, 2011, total equity of $1.8 billion was relatively flat when compared to December 31, 2010. Changes in equity for the nine months ended September 30, 2011 consisted of: $9.6 million of dividends to common shareholders; $2.5 million of dividends to preferred shareholders; $16.2 million for repurchase of warrants issued in connection with participation in the CPP; $19.4 million of other comprehensive loss primarily related to net unrealized loss on derivative instruments; and net income of $110.9 million. The quarterly cash dividend to common shareholders increased to $0.05 per common share on April 26, 2011 from $0.01 per common share previously. At September 30, 2011, the tangible capital ratio was 7.31% compared to 6.99% at December 31, 2010. See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains through the Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At September 30, 2011, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities in held-to-maturity and mortgage-backed securities in available for sale. The investment securities portfolio, exclusive of trading securities, of Webster and Webster Bank combined totaled $5.6 billion at September 30, 2011 compared to $5.5 billion at December 31, 2010. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended September 30, 2011 and 2010 was 4.22% and 4.27%, respectively. See Note 2 – Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Investment Securities

Total carrying value of available for sale and held-to-maturity investment securities at September 30, 2011 were $119.9 million more than at December 31, 2010. The available for sale securities portfolio increased by $86.3 million primarily due to new purchases of agency CMOs and MBS while the held-to-maturity portfolio increased by $33.6 million, primarily due to the purchases of longer duration agency MBS, CMOs, and CMBS.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, excluding trading securities, is presented below.

	At September 30, 2011
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,673,602	37,523	(383)	1,710,742	—	—	1,710,742
Pooled trust preferred securities (a)	54,364	—	(23,580)	30,784	—	—	30,784
Single issuer trust preferred securities	50,975	—	(13,833)	37,142	—	—	37,142
Equity securities-financial institutions (b)	7,370	589	(245)	7,714	—	—	7,714
Mortgage-backed securities - GSE	393,510	27,484	—	420,994	—	—	420,994
Commercial mortgage-backed securities (CMBS)	290,092	18,604	(16,121)	292,575	—	—	292,575

Total available for sale	$2,470,113	$84,200	$(54,162)	$2,500,151	$—	$—	$2,500,151

Held to maturity:
Municipal bonds and notes	$659,610	$—	$—	$659,610	$24,000	$(450)	$683,160
Agency collateralized mortgage obligations (“CMOs”) - GSE	754,297	—	—	754,297	28,192	—	782,489
Mortgage-backed securities - GSE	1,521,145	—	—	1,521,145	102,202	—	1,623,347
Commercial mortgage-backed securities (CMBS)	144,518	—	—	144,518	1,524	(235)	145,807
Private Label MBS	26,443	—	—	26,443	487	—	26,930

Total held to maturity	$3,106,013	$—	$—	$3,106,013	$156,405	$(685)	$3,261,733

Total investment securities	$5,576,126	$84,200	$(54,162)	$5,606,164	$156,405	$(685)	$5,761,884

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at September 30, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at September 30, 2011.

	At December 31, 2010
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes - GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities - GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (CMBS)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”) - GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities - GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (CMBS)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held to maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

For the three and nine months ended September 30, 2011, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the continued economic slowdown. Credit spreads generally increased as the prospects for a stronger economic recovery faded. Yields on U.S. Treasury securities fell as the U.S. economy growth rate has slowed during the year. Lower interest rates were generally positive for the portfolio while credit spread widening was negative for the valuation of the credit sensitive portion of the investment portfolio.

During the three and nine months ended September 30, 2011, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. Overall, the Company had $384.8 million in investment securities that were in an unrealized loss position at September 30, 2011. The unrealized loss position of $54.8 million comprised of approximately $17.1 million for less than twelve months and approximately $37.7 million in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and the Company believes it is more likely than not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At September 30, 2011, available for sale investment securities valued at $2.7 million had deferred the payment of interest; therefore, the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Loan Portfolio

Total loans and leases, net, were $10.8 billion at September 30, 2011 compared to $10.7 billion at December 31, 2010. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees. For the three and nine months ended September 30, 2011, there were $28.9 million and $84.3 million net charge-offs, respectively. For the three and nine months ended September 30, 2011, there were $1.1 million and $8.1 million in loans and leases transferred to foreclosed and repossessed properties.

Commercial loans represented 46.3% of the loan portfolio at September 30, 2011, an increase from 45.4% at December 31, 2010 and 45.0% at September 30, 2010. Residential mortgage loans represented 28.5% of the loan portfolio at September 30, 2011 and December 31, 2010, an increase from 27.4% at September 30, 2010. The remaining portion of the loan portfolio consisted of consumer loans, principally home equity loans and lines of credit. The following discussion highlights by business segment the lending activities in the various portfolios during the three and nine months ended September 30, 2011.

COMMERCIAL BANKING

Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a primary referral source to wealth management and retail operations. The loan portfolio of the Commercial Banking group totaled $4.2 billion at September 30, 2011 compared to $4.1 billion December 31, 2010. The following discussion provides information regarding the loan portfolio components of the Commercial Banking group.

Middle Market Banking

The Middle Market group delivers Webster’s broad range of financial services to a diversified group of primarily privately held companies with revenues greater than $10 million located within our footprint. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle Market loan portfolio was $1.1 billion at September 30, 2011 compared to $0.9 billion at December 31, 2010. Total Middle Market loan and credit line originations were $142.6 million and $365.5 million for the three and nine months ended September 30, 2011, respectively, compared to $97.3 million and $294.8 million for the three and nine months ended September 30, 2010, respectively. The increase in loan originations is attributable to expanded business development efforts as the Company added additional officers to support the Company’s core business banking expansion, in addition to improved market conditions.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in Connecticut, Massachusetts, Rhode Island, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan and the income generated from the property is the primary repayment source. The commercial real estate portfolio totaled $1.5 billion at September 30, 2011 and December 31, 2010. Total loan originations for the Commercial Real Estate portfolio were $65.4 million and $176.2 million for the three and nine months ended September 30, 2011, respectively, compared to $18.2 million and $36.4 million in the three and nine months ended September 30, 2010, respectively. The increase in loan originations is attributable to improved market conditions.

At September 30, 2011 and December 31, 2010, there were 2 construction related loans employing loan-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $29.9 million and $38.9 million, and the loans had outstanding balances of $24.0 million and $14.0 million at September 30, 2011 and December 31, 2010, respectively. Contractually committed interest reserves for this loan type totaled $3.1 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively. Interest income of $0.4 million and $0.8 million was recognized during the three and nine months ended September 30, 2011, respectively. The 2 loans are performing under the original terms as of September 30, 2011.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At September 30, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The segment of the commercial portfolio underwritten by WBCC was $514.0 million at September 30, 2011 compared to $455.2 million at December 31, 2010. The increase in loans is attributable to loan originations and line usage. Total loan originations for the asset-based lending portfolio were $80.7 million and $168.2 million for the three and nine months ended September 30, 2011, respectively, compared to $43.8 million and $63.4 million for the three and nine months ended September 30, 2010, respectively.

Equipment Financing

Webster Capital Finance, Inc. is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Eastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At September 30, 2011, the equipment financing portfolio was $518.4 million, compared to $710.9 million at December 31, 2010. Webster Capital Finance, Inc. originated $20.0 million and $53.7 million in loans in the three and nine months ended September 30, 2011, respectively, compared to $42.0 million and $141.3 million in the three and nine months ended September 30, 2010, respectively. The significant decline in loan balances primarily reflects the shifting from a previously national focus to a Northeast focus in 2011.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the businesses where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $506.4 million at September 30, 2011 compared to $484.1 million at December 31, 2010. Total Industry Segment Banking loan and credit line originations were $63.5 million and $165.3 million for the three and nine months ended September 30, 2011, respectively, compared to $51.9 million and $142.5 million for the three and nine months ended September 30, 2010, respectively.

RETAIL BANKING

Retail banking serves consumers and small businesses throughout New England and into Westchester County, New York, with a distribution network of 171 banking offices and 485 ATMs. Retail Banking provides a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, our Business & Professional Banking Division, Webster Investment Services (WIS) and its $2.0 billion assets under management, and the Customer Care Center.

Business and Professional Banking

Webster’s small business banking division (“BPB”) offers a full array of credit and deposit-related products targeted to small business and professional service firms with annual revenues up to $10 million. BPB works to build full customer relationships through branch-based efforts and directly through business bankers. At September 30, 2011, the BPB loan portfolio was $864.9 million compared to $847.5 million at December 31, 2010. Total originations for BPB were $74.4 million and $195.3 million for the three and nine months ended September 30, 2011, respectively, compared to $29.9 million and $88.1 million for the three and nine months ended September 30, 2010.

CONSUMER FINANCE

Residential Mortgage and Mortgage Banking

For the three and nine months ended September 30, 2011, residential mortgage loan originations to portfolio totaled $107.9 million and $317.4 million, respectively, compared to $250.6 million and $529.8 million for the same periods ended September 30, 2010, respectively. Beginning in November 2010 through the first two quarters of 2011, mortgage interest rates increased from historic lows, which influenced a sharp decline in mortgage refinance application activity. This decline in applications resulted in a corresponding decrease in mortgage loan originations funded in the three and nine month periods ended September 30, 2011 when compared to the same periods in 2010.

The residential mortgage loan continuing portfolio totaled $3.2 billion at September 30, 2011 and December 31, 2010. At September 30, 2011, approximately $0.9 billion, or 28.7%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At September 30, 2011, approximately $2.3 billion, or 71.3%, of the residential mortgage loan portfolio consisted of fixed rate loans.

Consumer Lending

Consumer lending includes home equity loans and lines of credit and other consumer loans. At September 30, 2011, consumer loans within the continuing portfolio totaled $2.6 billion, a decrease of $55.3 million, compared to December 31, 2010. Total loan originations were $135.1 million and $413.2 million for the three and nine months ended September 30, 2011, respectively, compared to $47.8 million and $132.1 million for the three and nine months ended September 30, 2010.

OTHER

Private Banking

Webster Financial Advisors (“WFA”) is Webster Bank’s private bank that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. There were approximately $1.7 billion of client assets under management and administration at September 30, 2011 compared to $1.9 billion at December 31, 2010. These assets are not included in the Condensed Consolidated Financial Statements. At September 30, 2011, the WFA loan portfolio was $197.8 million compared to $177.4 million at December 31, 2010. WFA provides commercial and consumer finance products to its clients. Webster Financial Advisors originated $26.4 million and $53.0 million in loans for the three and nine months ended September 30, 2011, respectively, compared to $10.0 million and $22.9 million for the three and nine months ended September 30, 2010, respectively.

Asset Quality

Webster’s lending strategy focuses on direct relationship lending within its primary market area. The quality of the assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets and appropriate reserve levels.

Asset quality is one of the key factors in the determination of the level of the allowance for loan and lease losses. See “Allowance for Loan and Lease Losses” contained elsewhere within this section for further information on the allowance.

Asset Quality information for the following periods:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Amount	%		Amount	%
Nonaccrual loans and leases (1)	$120,904	50.4		$177,742	58.9
Nonaccrual restructured loans and leases (1)	100,124	41.7		95,831	31.7
Foreclosed and repossessed assets	18,917	7.9		28,231	9.4

Nonperforming assets	$239,945	100.0		$301,804	100.0

Loans and leases 90 days or more past due and still accruing	$764			$91
Asset Quality Ratios:
Nonaccrual and nonaccrual restructured loans and leases as a percentage of total loans and leases		2.00%			2.48%
Nonperforming assets as a percentage of:
Total assets		1.32			1.67
Total loans and leases plus foreclosed property		2.17			2.73
Net charge-offs as a percentage of average loans and leases (2)		1.05			1.23
Allowance for loan and lease losses as a percentage of total loans and leases		2.33			2.92
Ratio of allowance for loan and lease losses to:
Net charge-offs (2)		2.29	x		2.39	x
Nonaccrual and nonaccrual restructured loans and leases		1.16			1.18

(1)	Nonaccrual balances exclude the impact of deferred costs and unamortized premiums.
(2)	Calculated based on year to date charge offs, annualized

Non-performing Assets

The following table details nonperforming assets for the periods presented:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$72,459	2.34	$91,556	2.96
Permanent-NCLC	6,059	28.29	6,724	27.28
Construction	767	3.42	849	3.75
Consumer:
Home equity loans	24,172	0.94	34,456	1.31
Liquidating portfolio-home equity loans	5,492	3.55	9,722	5.51
Other consumer	56	0.15	119	0.38
Commercial:
Commercial non-mortgage	39,386	2.17	34,365	2.08
Asset-based loans	5,126	1.00	7,832	1.72
Commercial real estate:
Commercial real estate	32,361	1.49	41,134	1.99
Commercial construction	10,100	16.22	10,856	14.53
Residential development	16,611	32.46	15,478	25.87
Equipment Financing	8,439	1.63	20,482	2.92

Total nonaccrual and nonaccrual restructured loans and leases	$221,028		$273,573

Foreclosed and repossessed assets:
Residential and consumer	$4,364		$6,731
NCLC/Consumer	171		444
Commercial	14,382		21,056

Total foreclosed and repossessed assets	$18,917		$28,231

Total nonperforming assets	$239,945		$301,804

(1)	Nonaccrual balances exclude the impact of net deferred costs and unamortized premiums.
(2)	Represent the ending balance of nonaccrual loans and leases as a percentage of the outstanding ending balance within the comparable category.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal.

Non-performing loans and leases were $221.0 million at September 30, 2011 compared to $273.6 million at December 31, 2010. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans and leases plus foreclosed and repossessed assets) from the continuing portfolios totaled $234.3 million, or 97.6%, of total non-performing assets at September 30, 2011, as compared to $291.6 million, or 96.6%, of total non-performing assets at December 31, 2010.

Interest on nonaccrual loans, at September 30, 2011 and 2010, that would have been recorded as additional interest income for the three and nine months ended September 30, 2011 and 2010 had the loans been current in accordance with their original terms approximated $6.6 million and $19.9 million and $6.3 million and $14.5 million, respectively. See Note 1 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for information concerning the nonaccrual loan policy.

Impaired Loans and Leases

Webster individually reviews loans not expected to be collected in accordance with the original terms of the contractual agreement for impairment based on the fair value of expected cash flows or collateral. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, including residential and consumer loans. At September 30, 2011, the recorded investment balance of impaired loans and leases totaled $555.4 million, including loans and leases of $354.6 million with an impairment allowance of $48.2 million. Of the $555.4 million in impaired loans and leases at September 30, 2011, $424.0 million were measured using the present value of expected cash flows and $131.4 million were measured using the fair value of associated collateral. Approximately 63.2% of the $131.4 million of the collateral dependent loans at September 30, 2011 relied on current third party appraisals to assist in measuring impairment. At December 31, 2010, the recorded investment balance of impaired loans and leases totaled $569.1 million, including loans and leases of $363.0 million with an impairment allowance of $36.0 million. Of the $569.1 million in impaired loans and leases at December 31, 2010, $467.4 million were measured using the present value of expected cash flows and $101.7 million were measured using the fair value of associated collateral. Approximately 27.5% of the $101.7 million of the collateral dependent loans at December 31, 2010 relied on current third party appraisals to assist in measuring impairment. The $555.4 million of impaired loans and leases at September 30, 2011 included $481.1 million of TDRs. Many troubled debt restructurings remain in the impaired population for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at September 30, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and additional discounts for historical experience with foreclosed real estate and repossessed asset sales, if necessary, to determine the estimated fair value of the collateral. The fair value is then compared to the loan balance. Any shortfall in fair value is charged against the allowance for loan and lease losses in the month the related appraisal is received. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Accordingly, amounts are charged off to bring the loan balance to fair value. The loan remains on non-performing status subsequent to recording a charge off. Non-performing loans may qualify to return to performing status if unpaid interest is less than 90 days past due and there is no potential for future loss of the outstanding principal. Generally, if the loan has been modified, payment must be received under the new terms for a period of no less than six months before returning to performing status.

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

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing documented financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case by case basis. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The recorded investment balance of TDRs approximated $481.1 million and $450.2 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $380.7 million and $352.9 million while TDRs on nonaccrual status were $100.4 million and $97.3 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, approximately 67.6% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year. At September 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $43.1 million and $30.7 million related to TDRs, respectively. For the three and nine months ended September 30, 2011 and 2010, Webster charged off $8.5 million and $22.7 million and $0.4 million and $2.9 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $9.3 million and $18.4 million at September 30, 2011 and December 31, 2010, respectively. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

See Note 3-Loans and Leases, Net for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans

The following table sets forth information regarding Webster’s over 30-day delinquent loans and leases, excluding loans held for sale and nonaccrual loans and leases:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Ending Balances	%(1)	Ending Balances	%(1)
Residential:
1-4 family	$22,938	0.74	$20,987	0.68
Permanent-NCLC	792	3.70	—	—
Construction	—	—	526	2.32
Consumer:
Home equity loans	18,416	0.72	21,141	0.80
Liquidating portfolio-home equity loans	4,653	3.00	6,128	3.47
Other consumer	452	1.24	398	1.26
Commercial:
Commercial non-mortgage	7,428	0.32	5,201	0.31
Commercial real estate:
Commercial real estate	2,969	0.14	11,006	0.53
Residential development	664	1.30	194	0.32
Equipment Financing	5,053	0.97	7,937	1.13

Total loans and leases past due 30-89 days	$63,365	0.57	$73,518	0.67

Past due 90 days or more and accruing:
Commercial non-mortgage	$568	0.02	$91	—
Commercial real estate	196	0.38	—	—

Total loans past due 90 days and still accruing	$764	0.01	$91	—

Total over 30-day delinquent loans and leases	$64,129		$73,609

(1)	Represents ending balances of past due loans and leases as a percentage of the ending balance within the comparable category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at September 30, 2011. Similarly, non-performing assets, as a percentage of total assets, decreased compared to December 31, 2010. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.57% and 0.67% at September 30, 2011 and December 31, 2010, respectively.

Allowance for Loan and Lease Losses Methodology

The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for potential losses inherent within the loan portfolio. Potential losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Webster’s Credit Risk Management Committee meets quarterly to review and conclude on the adequacy of the allowance and to recommend reserve adequacy to executive management.

Management considers the adequacy of the allowance for loan and lease losses a critical accounting policy. The adequacy of the allowance for loan and lease losses is subject to assumptions and judgment used in its determination. Therefore, actual loan and lease losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These factors and conditions include economic conditions in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan and lease losses is adequate as of September 30, 2011, actual results may prove different and the differences could be significant.

Webster’s methodology for assessing the appropriateness of the allowance includes several key elements. The problem loans analyzed and specifically reserved for are identified and segregated from the portfolio. The remaining loans are segmented into pools that are similar in type and risk characteristic. Historic risk portfolio performance data is collected over time and analyzed to support the segmentation, and to use in the loss estimation process. This data includes historic delinquency, nonaccrual and loss trend information, and loan default data. Webster also reviews industry asset quality data for similar portfolio segments for comparison purposes.

Potential losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans affect the calculation of the allowance. Loss factors are based on Webster’s default and loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following is considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, and current market conditions.

The allowance for loan and lease losses incorporates the range of potential outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies. The internal and external factors considered include, but are not limited to; imprecision in loss estimate methodologies and models, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, the uncertainty associated with industry trends and the economy and other external factors.

At September 30, 2011, the allowance for loan and lease losses was $257.4 million, or 2.33% of the total loan portfolio, and 116.4% of total non-performing loans and leases. This compares with an allowance of $321.7 million or 2.92% of the total loan portfolio, and 117.6% of total non-performing loans and leases at December 31, 2010. Gross charge-offs for the three and nine months ended September 30, 2011 were $33.8 million and $98.2 million, respectively, and consisted of $2.6 million and $9.0 million, respectively, in gross charges for residential loans, $12.6 million and $41.5 million, respectively, for consumer loans, $14.6 million and $31.1 million, respectively, for commercial loans, $3.4 million and $14.5 million, respectively, for commercial real estate loans and $0.6 million and $2.1 million, respectively, for equipment financing loans. Gross charge-offs decreased by $0.7 million and $15.3 million, respectively, during the three and nine months ended September 30, 2011 when compared to charge-offs of $34.5 million and $113.5 million, respectively for the three and nine months ended September 30, 2010. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the three and nine months ended September 30, 2011. The decrease in the allowance for loan and lease losses year over year reflects the need for decreased allowance levels in light of improved portfolio and economic conditions across all lines of business. The allowance for loan and lease losses does not include a reserve for unfunded credit commitments that is discussed in the following paragraph.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor driven by the underlying borrower risk grades. The combination of ALLL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2011, the reserve for unfunded credit commitments was $5.2 million compared to a reserve for unfunded credit commitments of $9.4 million at December 31, 2010.

The following table provides detail of activity in the Company’s allowance for loan and lease losses for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243
Provision (benefit) charged to expense	7,551	282	9,595	(6,085)	(4,343)	(2,000)	5,000
Losses charged off	(2,652)	(12,609)	(14,628)	(3,376)	(551)	—	(33,816)
Recoveries	374	1,143	1,130	37	2,241	—	4,925

Balance, end of period	$33,749	$71,185	$61,939	$56,862	$15,617	$18,000	$257,352

Ending balance: individually evaluated for impairment	$18,301	$4,908	$13,781	$11,236	$5	$—	$48,231

Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	For the Three Months Ended September 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$31,003	$104,313	$85,769	$74,875	$26,127	$22,000	$344,087
Provision charged to expense	3,269	11,194	2,430	7,067	1,040	—	25,000
Losses charged off	(2,665)	(15,631)	(8,425)	(3,757)	(3,972)	—	(34,450)
Recoveries	453	1,619	1,544	616	1,472	—	5,704

Balance, end of period	$32,060	$101,495	$81,318	$78,801	$24,667	$22,000	$340,341

Ending balance: individually evaluated for impairment	$13,063	$3,050	$16,028	$10,004	$4	$—	$42,149

Ending balance: collectively evaluated for impairment	$18,997	$98,445	$65,290	$68,797	$24,663	$22,000	$298,192

	For the Nine Months Ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	11,305	13,978	14,702	(6,775)	(9,210)	(4,000)	20,000
Losses charged off	(8,969)	(41,488)	(31,100)	(14,501)	(2,098)	—	(98,156)
Recoveries	621	3,624	3,867	443	5,288	—	13,843

Balance, end of period	$33,749	$71,185	$61,939	$56,862	$15,617	$18,000	$257,352

Ending balance: individually evaluated for impairment	$18,301	$4,908	$13,781	$11,236	$5	$—	$48,231

Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	For the Nine Months Ended September 30, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	15,400	47,374	14,558	15,958	4,710	2,000	100,000
Losses charged off	(11,427)	(51,477)	(25,220)	(12,698)	(12,681)	—	(113,503)
Recoveries	1,192	3,581	3,574	788	3,525	—	12,660

Balance, end of period	$32,060	$101,495	$81,318	$78,801	$24,667	$22,000	$340,341

Ending balance: individually evaluated for impairment	$13,063	$3,050	$16,028	$10,004	$4	$—	$42,149

Ending balance: collectively evaluated for impairment	$18,997	$98,445	$65,290	$68,797	$24,663	$22,000	$298,192

A summary of annualized net charge-offs/(recoveries) to average outstanding loans by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net charge-offs/(recoveries)
Residential	0.29%	0.29%	0.35%	0.46%
Consumer	1.64	1.93	1.80	2.17
Commercial	2.35	1.35	1.62	1.42
Commercial real estate	0.60	0.59	0.85	0.74
Equipment financing	(1.23)	1.28	(0.69)	1.48

Total net charge-offs to total average loans	1.05%	1.06%	1.02%	1.23%

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston (“FHLB”). Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $49.0 million of FHLB stock on September 30, 2011 and $65.8 million on December 31, 2010. As of September 30, 2011, the Bank had $93.2 million of capital stock invested in the FHLB. On July 28, 2011 the FHLB declared a cash dividend equal to an annual yield of 0.27%.

As of September 30, 2011, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate and no OTTI recorded in the period.

Deposits

Total deposits were approximately $13.6 billion at September 30, 2011, at December 31, 2010 and at September 30, 2010.

Borrowings and Other Debt Obligations

Total borrowed funds, including long-term debt, increased $94.0 million to $2.5 billion at September 30, 2011 compared to $2.4 billion at December 31, 2010, and $2.1 billion at September 30, 2010. Borrowings represented 13.9% and 13.5% of assets at September 30, 2011 and December 31, 2010, respectively, and 11.8% at September 30, 2010. See Notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2011 and December 31, 2010 might have on Webster’s net income for the subsequent twelve month period.

	-200bp	-100bp	+100 bp	+200 bp
September 30, 2011	N/A	N/A	+2.8%	+6.1%
December 31, 2010	N/A	N/A	-0.1%	-0.0%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2010 and as of September 30, 2011 assumed a federal funds rate of .25%. The increase in sensitivity to higher rates since year end is primarily due to accelerated prepayments on residential mortgage assets driven by lower market interest rates, as well as derivatives transactions, and increases in fixed rate term funding. As the federal funds rate was at .25% on September 30, 2011, the -100 and -200 basis point scenarios have been excluded.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2011 and December 31, 2010.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2011	N/A	N/A	-1.7%	-2.8%	-9.8%	-4.9%	+4.5%	+8.5%
December 31, 2010	N/A	N/A	-2.7%	-4.5%	-9.4%	-4.3%	+3.1%	+5.3%

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

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2011 and December 31, 2010 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value
			Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2011
Assets	$18,228,093	$18,260,729	N/A	$(335,517)
Liabilities	16,378,173	16,186,157	N/A	(411,629)

Net	$1,849,920	$2,074,572	N/A	$76,112
Net change as % base net economic value				3.7%
December 31, 2010
Assets	$18,038,068	$18,000,818	N/A	$(448,459)
Liabilities	16,255,002	15,864,049	N/A	(330,678)

Net	$1,783,066	$2,136,769	N/A	$(117,781)
Net change as % base net economic value				(5.5)%

The book value of assets exceeded the estimated economic value at September 30, 2011 and December 31, 2010 because the equity at risk model assigns no value to goodwill and other intangible assets, which $547.0 million and $551.2 million, respectively.

Changes in net economic value are primarily driven by changing durations of assets and liabilities which are caused by changes in the level of interest rates, spreads and volatilities. Changes in rates, spreads, volatility and on and off-balance sheet composition have reduced equity at risk at September 30, 2011 versus December 31, 2010 in the +100 basis point scenarios as seen in the table above. The primary drivers of the reduction in equity at risk sensitivity are derivatives transactions, and increases in fixed rate term funding. Due to the low level of interest rates, the -100 basis point scenario has been excluded.

These net income and economic values estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at September 30, 2011 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to act in the event that interest rates do change rapidly.

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

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as previously disclosed in the 2010 Form 10-K. At September 30, 2011, there were $13.2 million of retained earnings available for the payment of dividends by the Bank to the Company.

During the three months ended September 30, 2011, a total of 43,747 shares of common stock were repurchased at a cost of approximately $0.8 million. All of the repurchased shares were done in the open market to fund equity compensation plans.

At September 30, 2011 and December 31, 2010, FHLB advances outstanding totaled $0.8 billion. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.6 billion and $1.3 billion at September 30, 2011 and December 31, 2010, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.4 billion at September 30, 2011 or used to collateralize other borrowings, such as repurchase agreements. At September 30, 2011, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.6 billion.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At September 30, 2011, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At September 30, 2011, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at September 30, 2011 and since imposition. See Note 10 – Regulatory Matters of Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

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

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the three months ended September 30, 2011, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, beginning on page 73 under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Webster remains engaged in the proceeding described under the heading “Broadwin Condominium Matter” in Part II, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and updated in Part II, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

On August 26, 2011, the Common Pleas Court of Franklin County, Ohio, entered judgment on its decision to uphold Webster Bank’s claim to the approximately $448,000 remaining in the escrow fund associated with the development, which funds were distributed to Webster Bank on August 31, 2011. On September 23, 2011, the plaintiffs filed an appeal from that judgment to the Court of Appeals for Franklin County, Ohio. Execution of the previously described judgments against Webster Bank remains stayed pending appeal.

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

On June 28, 2011, the FRB approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The FRB issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards is required by April 1, 2012. The effective date for the pricing restrictions is October 1, 2011. The new pricing restriction is expected to impact banks by up to an approximate 45% reduction of revenue related to these transactions. We expect that the debit card interchange rule will reduce our interchange fee revenue in line with these expectations, beginning in the quarter ending December 31, 2011. The new pricing restriction is expected to impact Webster by an approximate $16 million annual reduction of revenue related to these transactions, without management actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Warrants Purchased (1)	Average Price Paid Per Warrant	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 – 31, 2011	2,559	$21.49	66,367	$7.67	—	2,111,200
August 1-31, 2011	40,916	$18.29	127,460	$6.71	—	2,111,200
September 1-30, 2011	272	$17.83	28,700	$7.27	—	2,111,200
Total	43,747	$18.48	222,527	$7.07	—	2,111,200
(1)	Warrants to purchase common stock at an exercise price of $18.28 per share, listed on the NYSE under the symbol “WBS WS”.
(2)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 43,747 shares repurchased during the three months ended September 30, 2011 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail-tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 1, 2011	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: November 1, 2011	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2011	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail-tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.