Form 10-K
period 2011-12-31
WEBSTER FINANCIAL CORP
filed 2012-02-29
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $1.8 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2011, the last trading day of the registrant’s most recently completed second quarter.

Number of shares of common stock outstanding at January 31, 2012: 87,532,036.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2012.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

WEBSTER FINANCIAL CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of forward-looking statements, see the section captioned “Forward-Looking Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Overview

Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, which is headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware since 1986. Webster Financial Corporation’s principal asset at December 31, 2011 is all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster had assets of $18.7 billion and equity of $1.8 billion at December 31, 2011.

Webster, through Webster Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout southern New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 168 banking offices, 473 ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending and asset-based lending across the Northeast. Webster Bank offers health savings accounts on a nationwide basis, through its HSA Bank division and its internet website (www.hsabank.com). Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.

Our company’s mission statement, the foundation of our operating principles, is simply stated as “We Find A Way” to help individuals, families and businesses achieve their financial goals. The Company operates with a local market orientation and with a vision to be the leading commercial bank between Westchester County, NY and Boston, MA. Operating objectives include acquiring and developing customer relationships through marketing, on boarding and cross-sale efforts to fuel organic growth and expanding geographically in contiguous markets through a build and buy strategy. The core of our company value proposition is the service quality model that we refer to as the “Type W Personality”, which promises knowledgeable and reliable relationship-based bankers who know their markets and make decisions at the local level.

The Retail business segment focused in 2011 on improving the customer experience by aligning Webster’s delivery channels and capital investment with customer’s shifting preference to utilize electronic and mobile channels to transact more of their banking business. The Company upgraded its mobile banking capabilities during 2011 with the introduction of balance alerts via emails and texts and is in the process of upgrading its ATM network to envelope-free ATMs. In response to changes in the consumer marketplace, Webster eliminated free checking in favor of relationship products which reward customers for bringing more of their banking and financial relationships to Webster. In response to changing customer usage patterns and as part of ongoing efforts to optimize its branch system to better serve customer needs, the Company completed the consolidation of 16 branch offices in 2011 and significantly reduced the number of remote ATMs. Additionally, the Company developed a sales team in the customer care center to speed the mortgage application process while lowering costs.

While impacted by the economic environment, the loan portfolio benefited from the investment in relationship-based banking as originations in 2011 were $527.3 million and $269.4 million in the Middle Market and Business and Professional Banking portfolios, respectively. The continued move from transaction-based to relationship-based lending was clearly evident as Business and Professional Banking loan originations were accompanied by $162.1 million or 11.8% net deposit growth from December 31, 2010 to December 31, 2011 with the majority of this increase concentrated in Transaction/Demand Deposit account products. Growth was driven by an increased focus on the customer, product enhancements and an expanded sales force.

Webster has focused efforts in recent years on enhancing its credit risk management capabilities. Those efforts were evident in 2011 results as the Company recorded significant improvement in virtually all credit related metrics. Non-performing loans decreased $85.5 million in the past year from $273.6 million at December 31, 2010 (2.48% of total loans) to $188.1 million at December 31, 2011 (1.68% of total loans). During the same timeframe, the recorded investment in accruing past due loans fell from $74.7 million at December 31, 2010 to $62.6 million at December 31, 2011. During the year, the Company placed significant emphasis on expediting the resolution of foreclosed and repossessed assets and, as a result, foreclosed and repossessed assets decreased $23.2 million to $5.0 million at December 31, 2011 compared to $28.2 million at December 31, 2010. These improving credit metric trends have favorably impacted the provision for loan and lease losses. The Company recorded $22.5 million in provision for loan and lease losses in 2011 compared to $115.0 million in 2010.

Business Segments

Webster’s operations are managed along four business segments consisting of Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (“HSA”) and Private Banking (including Webster Financial Advisors (“WFA”)). These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. A description of each of the Company’s business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and financial statement results for each of the Company’s business segments are included in Note 20 – Business Segments in the Notes to Consolidated Financial Statements, which is located elsewhere in this report. The Company intends to restructure its business segments in 2012.

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

Supervision and Regulation

Webster, Webster Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as Webster.

Set forth below is a description of the significant elements of the laws and regulations applicable to Webster and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Webster and its subsidiaries could have a material effect on the results of the Company.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape, has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare various studies and reports for Congress.

In February 2011, the Federal Deposit Insurance Corporation (“FDIC”) issued rules to implement changes to the deposit insurance assessment base and risk-based assessments for large insured depository institutions, generally, those institutions with at least $10 billion in total assets. On September 28, 2011, the FDIC notified insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012. The FDIC may review the differences between existing internal methodologies for identifying subprime and leverage loans and definitions of subprime and leveraged loans in the final rule for the purpose of forming supervisory strategy. In the event that the FDIC does not propose to alter its supervisory approach to the definitions in the February 2011 final assessments rule or the supervisory guidance following this review, the extended time frame will give institutions additional time to adapt reporting systems to the definitions.

On June 28, 2011, the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”) approved a final debit card interchange rule pursuant to the Dodd-Frank Act that would cap an issuer’s base fee at 21 cents per transaction and allow an additional amount equal to 5 basis-points of the transaction’s value. The FRB separately issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing and updating reasonably designed fraud prevention policies and procedures. The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards is required by April 1, 2012. The effective date for pricing restrictions was October 1, 2011. The new pricing restriction is expected to impact Webster, before management actions, by an approximate $15 million annual reduction of revenue related to these transactions.

On July 21, 2011, supervision of Webster’s compliance with federal consumer financial protection laws was transferred from the Office of the Comptroller of the Currency (the “OCC”) to the new Bureau of Consumer Financial Protection, or “CFPB”. Pursuant to section 1025 of the Dodd-Frank Act, the CFPB has exclusive authority to examine for compliance with federal consumer financial laws and primary authority to enforce those laws for banks and financial institutions with more than $10 billion in assets as well as any subsidiary and affiliate of such depository institutions. Also as of July 21, 2011, rulemaking authority for a number of federal consumer financial protection laws was transferred under the Dodd-Frank Act from various federal agencies to the CFBP. The CFPB is in the process of republishing the regulations implementing those laws with technical and conforming changes to reflect the transfer of authority and certain other changes made by the Dodd-Frank Act.

The Dodd-Frank Act directs the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured depository institutions and bank holding companies with assets greater than $500 million, among others, that should be no lower than the minimum requirements applicable to banks as of the date of enactment of the Dodd-Frank Act, and after a three-year phase-out period which begins January 1, 2013 for bank holding companies with assets of $15 billion or more, such as Webster, eliminates certain securities, such as trust preferred securities, from Tier 1 capital. On June 14, 2011, the FRB, along with other federal banking supervisors issued a final rule implementing the minimum leverage and risk-based capital requirements, but has not further defined the requirements of the three-year phase-out period. Trust preferred securities are not prohibited from being treated as Tier 2 capital under the Dodd-Frank Act. The Collins Amendment also directs the appropriate federal banking supervisors, subject to Council recommendations, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter.

On December 20, 2011, the FRB issued a notice of proposed rulemaking on enhanced prudential requirements required by the Dodd-Frank Act. Although most of the enhanced prudential requirements only apply to bank holding companies with more than $50 billion in assets, the proposed rule, as directed by the Dodd-Frank Act, contains certain requirements that apply to bank holding companies with more than $10 billion in assets, including an annual company-run stress test requirement and a requirement to use a risk committee at the company’s board of directors for enterprise-wide risk management practices. Webster meets these requirements.

Based on the Dodd-Frank Act, the Bank’s operating subsidiaries (Webster Capital Finance and Webster Business Credit Corporation) were no longer eligible for preemption of state law including state licensing and requirements for lending, leasing, and debt collection activities as of July 21, 2011. Loan origination criteria (e.g., loan amount and interest rate thresholds) were modified in some states to ensure compliance in all states where the subsidiaries originate loans and leases.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and its implementing rules and regulations, including those yet to be written, will have on the Company. The financial reform legislation and any additional implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and its implementing rules, which may further increase our costs of operations and adversely impact our earnings.

Regulatory Agencies

Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a bank holding company and a financial holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Federal Reserve Board. Webster is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS,” and is subject to the rules of the NYSE for listed companies. Webster Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the OCC. As previously noted, on July 21, 2011 supervision of Webster’s compliance with federal consumer financial protection laws was transferred from the OCC to the new Bureau of Consumer Financial Protection, or CFPB. The Company may also be subject to increased scrutiny and enforcement efforts by state attorneys general in regard to consumer protection laws. The Bank’s deposits are insured by the FDIC.

Many of the Company’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries, and the holding company must be “well capitalized” and “well managed,” as defined in the FRB’s Regulation Y, and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”.

In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Webster are also permitted to acquire control of non-depository institution companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval. However, the Dodd-Frank Act requires prior written approval from the Federal Reserve or prior written notice to the Federal Reserve before a financial holding company may acquire control of a company with consolidated assets of $10 billion or more.

The BHC Act, the Federal Bank Merger Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of 5.0% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item) and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Webster’s liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its net retained profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan and lease losses. At December 31, 2011, there were $11.3 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $170.0 million in dividends during the year ended December 31, 2011.

In addition, Webster and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Federal Reserve System

FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The FRB regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $11.5 million, which are exempt. Transaction accounts greater than $11.5 million up to $71.0 million have a reserve requirement of 3%, and those greater than $71.0 million have a reserve requirement of $1.8 million plus 10% of the amount over $71.0 million. The FRB generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

As a member of the Federal Reserve System, the Bank is required to hold capital stock of the Federal Reserve Bank of Boston. The shares may be adjusted up or down based on changes to the Bank’s common stock and paid-in surplus. The Bank is in compliance with the FRB’s capital stock requirement.

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

The Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances (borrowings), depending on the maturities of the advances. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2011 of $93.2 million. At December 31, 2011, the Bank had approximately $1.3 billion in FHLB advances.

The FHLB restored its quarterly dividend in March 2011, and Webster Bank received $0.3 million in 2011. Webster Bank did not receive dividends from the FHLB during 2010.

Source of Strength Doctrine

The FRB requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Webster is expected to commit resources to support Webster Bank, including at times when Webster may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Adequacy and Prompt Corrective Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6% tier one risk-based capital and 10% total risk-based capital.

•	Adequately capitalized – at least 4% leverage capital, 4% tier one risk-based capital and 8% total risk-based capital.

•

Undercapitalized – less than 4% leverage capital, 4% tier one risk-based capital and less than 8% total risk-based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•

Significantly undercapitalized – less than 3% leverage capital, 3% tier one risk-based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•

Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2011, Webster and Webster Bank exceeded the regulatory requirements for the classification as “well capitalized”. In the first quarter of 2010, the Company down-streamed $100 million from Webster to Webster Bank to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios (“IMCRs”). Pursuant to these IMCRs, Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The Bank exceeded these requirements as of June 30, 2010 through December 31, 2011. Webster Bank’s Tier 1 leverage and total risk-based capital ratios were 8.4% and 13.95%, respectively, at December 31, 2011.

At December 31, 2011, $209.9 million in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory capital purposes pursuant to the Federal Reserve’s capital adequacy guidelines. Certain provisions of the Dodd-Frank Act will require the Company to exclude, over three years beginning on January 1, 2013, all trust preferred securities from the Company’s Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital at December 31, 2011 would not affect the Company’s ability to meet all capital adequacy requirements to which it is subject.

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

See Note 13 – Regulatory Matters in the Notes to Consolidated Financial Statements for additional information regarding Webster and Webster Bank’s regulatory capital levels.

Basel III Amendments to Capital Adequacy Requirements

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•

introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•

as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in early 2012.

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios. However, Webster believes it’s already fully compliant with Basel III, including the conservation buffers.

Transactions with Affiliates & Insiders

Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

Financial Privacy

Federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require the provision of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act (GLBA) affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, the affiliate marketing provisions of the Fair Credit Reporting Act require that, in certain situations where consumers’ information is shared with affiliates for use in marketing, the consumers must be given notice and a chance to opt out of the marketing.

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

In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base, and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012. As discussed in the preceding section on the Dodd-Frank Act, the FDIC may review the definitions of subprime and leveraged loans. In the event that the FDIC does not propose to alter its supervisory approach to the definitions in the February 2011 final assessments rule or the supervisory guidance following this review, the extended time frame will give institutions additional time to adapt reporting systems to the definitions.

The Bank’s FDIC deposit insurance assessment expenses totaled $20.9 million, $24.5 million and $30.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Community Reinvestment Act and Fair Lending Laws

Webster Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC as well as other federal regulatory agencies including the CFPB and the Department of Justice. The Bank’s latest OCC CRA rating was “satisfactory”.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act (“BHCA”). Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.

Risk Management Framework

Webster has an enterprise-wide approach to identifying, assessing and monitoring and managing risk throughout the Company. Webster manages risk taking activities within the Board-approved risk appetite framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. The Audit and Risk Committees of the Board of Directors, comprised solely of independent directors, oversee all Webster’s risk-related matters. Webster’s Enterprise Risk Management Committee (“ERMC”), which reports directly to the Risk Committee of the Board, is chaired by Webster’s President and is comprised of members of Webster’s Executive Management Committee. Other Senior Risk Officers who oversee matters related to credit, operational and compliance risks also participate with the Committee.

The Chief Risk Officer, who reports to the President, is responsible for overseeing the bank’s credit, operational risk and compliance programs as well as the bank’s loan workout and recovery activities. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities.

In 2011, Webster developed and implemented a risk appetite framework, which included a risk appetite statement, board-level scorecards and a risk appetite policy. The risk appetite statement, which was adopted by the Board of Directors in September 2011, provides the principles of Webster’s overall risk appetite that are in turn expressed through scorecards and limits that set the boundaries of acceptable risk.

Credit Risk

Webster Bank manages and controls risk in its loan and investment portfolios through established underwriting practices, adherence to consistent standards and utilization of various portfolio and transaction monitoring activities. Written credit policies are in place that include underwriting standards and guidelines, provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper identification, rationale and disclosure of policy exceptions.

Credit Risk Management policies and transaction approvals are managed under the supervision of the Chief Credit Officer and are independent of the loan production and Treasury areas. The independent credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies and manages the collections and problem asset resolution activities in order to control and reduce classified and non-performing assets.

As part of the Credit Risk Management process, there is a Credit Risk Management Committee (CRMC) that meets regularly to report and discuss key credit risk topics, issues and policy recommendations affecting the bank. Included in the CRMC process is the periodic review of Webster’s credit risk scorecard, which covers key risk indicators and limits established as part of the Company’s risk appetite framework. The CRMC consists of a group of senior managers responsible for lending as well as senior managers from Credit Risk Management function and is chaired by Webster’s Chief Credit Officer. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC and the Risk Committee of the Board of Directors.

In addition to the Credit Risk Management team, there is an independent Credit Risk Review function that performs independent assessments of the risk ratings and credit underwriting process for all areas of the organization that incur credit risk. Credit Risk Review findings are reported to the CRMC, the senior leaders of the bank and the Risk Committee of the Board. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved. The head of Credit Risk Review reports directly to the Risk Committee of the Board and administratively to the Chief Risk Officer.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Accordingly, Webster’s interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO’s primary goals are to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within Board of Director approved risk limits. ALCO is chaired by Webster’s Corporate Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the ERMC, the Risk Committee of the Board and the Board of Directors.

Liquidity Risk

Liquidity risk refers to the ability of the Bank to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Corporation owns.

The holding company requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from the Bank, income from investment securities, the issuance of equity and borrowings from capital markets.

Both the Bank and the holding company will maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with ERMC, the Risk Committee of the Board and the Board of Directors.

Capital Risk

Webster needs to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to management targets and regulatory requirements and recommends capital conservation, generation and/or deployment strategies to the Risk Committee and Board of Directors. ALCO also has responsibility for the annual capital plan, contingency planning and quarterly stress testing which are all reviewed and approved by the Risk Committee of the Board and the Board of Directors at least annually.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. Webster’s Chief Operating Risk Officer oversees the management and effectiveness of Webster’s enterprise risk management program and operational risk management framework. The Chief Compliance Officer oversees the Compliance Program, the Bank Secrecy Act Program, the CRA and Fair Lending Programs. The Chief Operating Risk Officer and Chief Compliance Officer are responsible for reporting on the adequacy of these risk management components and programs along with any issues or concerns to the ERMC and the Risk Committee of the Board and/or other committees of the Board as provided for under relevant charters.

Webster’s Operating Risk Management Committee (ORMC), which consists of Senior Risk Officers, senior managers responsible for human resources, legal, information security and operations, is chaired by Webster’s Chief Operating Risk Officer.

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

Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2011 and in other reports filed by Webster with the SEC.

Regional Expansion and Related Activities

In the fourth quarter of 2009, the Company established regional headquarters in Boston’s financial district and centralized its regional offices into a new banking center in Providence’s financial district. In December 2010, the Company opened a regional headquarters in White Plains, New York. In total, the Bank operates seven regional offices; in addition to Boston, Providence and White Plains, the Bank also has regional headquarters in Stamford, Waterbury, New Haven and Hartford.

The Company’s growth and increased market share have been achieved through internal growth and also, in prior periods, through acquisitions. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities may be enhanced through acquisitions. No acquisitions were undertaken during 2011 or 2010.

Subsidiaries of Webster Financial Corporation

Webster’s direct subsidiaries as of December 31, 2011 included Webster Bank, N.A., Fleming, Perry & Cox, Inc., and Webster Licensing, LLC. Webster also owns all of the outstanding common stock in the following unconsolidated financial vehicles that have issued or may in the future issue trust preferred securities: Webster Capital Trust IV and Webster Statutory Trust I. The Company redeemed the following junior subordinated debt relating to capital trusts using cash on hand: People’s Bancshares Capital Trust II on July 19, 2011; Eastern Wisconsin Bancshares Capital Trust II on May 20, 2011; and NewMil Statutory Trust I on March 28, 2011.

Webster Bank, N.A.’s direct subsidiaries include Webster Mortgage Investment Corporation, Webster Preferred Capital Corporation (“WPCC”), Webster Business Credit Corporation (“WBCC”) and Webster Capital Finance, Inc. (“WCF”). Webster Bank, N.A. is the primary source of retail activity within the consolidated group. Webster Bank, N.A. provides banking services through 168 banking offices, 473 ATMs, telephone banking, mobile banking and its Internet websites. Residential mortgage origination activity is conducted through Webster Bank, N.A. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential real estate and commercial mortgage real estate loans transferred from Webster Bank, N.A. Webster Preferred Capital Corporation is a real estate investment trust, which holds mortgage assets, principally residential mortgage loans transferred from Webster Bank, N.A. Various commercial lending products are provided through Webster Bank, N.A. and its subsidiaries to clients within the region from Westchester County, NY to Boston, MA. WBCC provides asset-based lending services. Webster Capital Finance, Inc. provides equipment financing for end users of equipment. Additionally, Webster Bank, N.A. has various other subsidiaries that are not significant to the consolidated group.

Employees

At December 31, 2011, Webster had 2,961 employees, including 2,739 full-time and 222 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 18 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Available Information

Webster makes available free of charge on its websites (www.websterbank.com or www.wbst.com) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information on Webster’s website is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

Our financial condition and results of operations are subject to various risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Changes in interest rates and spreads could have an impact on earnings and results of operations which could have a negative impact on the value of our stock.

Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally began to recover from severe recessionary conditions in mid-2009 and is currently in the midst of a moderate economic recovery. The sustainability of the moderate recovery is dependent on a number of factors that are not within our control, such as a return to private sector job growth and investment, strengthening of housing sales and construction, continuation of the economic recovery globally, and the timing and impact of changing governmental policies. We continue to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

In particular, we may face the following risks in connection with the current economic and market environment:

•

investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;

•

economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;

•

our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors;

•

we could suffer decreases in customer desire to do business with us, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise;

•	we may expect to face increased regulation of our industry, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities; and

•	we may be required to pay significantly higher FDIC deposit insurance premiums.

Compliance with the Dodd-Frank Act may increase our costs of operations and adversely impact our earnings and capital ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, increases capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability of such bank holding companies to count certain securities, such as trust preferred securities, as Tier 1 capital. For bank holding companies like us with assets of $15 billion or greater as of December 31, 2009, the phase out of existing trust preferred and other non-qualifying securities from Tier 1 capital will occur over a 3-year period beginning on January 1, 2013.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. We cannot be certain when final rules affecting us will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

On June 28, 2011, the FRB approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The FRB issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. As required by the Dodd-Frank Act, the FRB also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance with most aspects of the rule for most types of debit cards is required by April 1, 2012. However, the effective date for the pricing restrictions is October 1, 2011. The new pricing restriction is expected to impact banks by up to an approximate 45% reduction of revenue related to these transactions. The debit card interchange rule began to reduce our interchange fee revenue in line with these expectations, beginning October 1, 2011.

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

We may be subject to more stringent capital requirements.

Webster and Webster Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of Webster and Webster Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and OCC, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations. For more information concerning our compliance with capital requirements, see the “Bank Regulatory Capital Requirements” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.

Market values for the securities in our portfolio declined moderately during 2011 as liquidity and pricing were disrupted for certain securities, and the yield curve steepened toward the end of the year. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. Generally, market conditions remain strained for certain classes of securities. Accordingly, no assurance can be provided that the amount of the unrealized losses will not increase.

To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital. See Note 3 – Investment Securities in the Notes to Consolidated Financial Statements for additional information.

Our allowance for loan and lease losses may be insufficient.

Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty will more than likely affect employment levels and could impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need, depending on an analysis of the adequacy of the allowance for loan and lease losses, additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. We may suffer higher loan and lease losses as a result of these factors and the resulting impact on our borrowers.

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

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly operating results;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	additional investments from third parties;

•	issuance of additional shares of stock;

•	changes in government regulations; or

•	geo-political conditions such as acts or threats of terrorism or military conflicts.

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

The unsoundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

If the goodwill that we have recorded in connection with our acquisitions becomes impaired, it could have a negative impact on our profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 6 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information.

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

A failure or breach of our systems, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a large financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could materially adversely affect our results of operations or financial condition.

Information security risks for financial institutions have increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other devices that are beyond our control systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized use of, loss of or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our growing use of Internet banking and mobile banking channels and remote connectivity solutions to serve our customers when and how they want to be served. As a result, the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

We may not pay dividends if we are not able to receive dividends from our subsidiary, Webster Bank.

We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on the payment of cash dividends from Webster Bank and our existing liquid assets as the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See “Supervision and Regulation—Dividends” for a discussion of regulatory and other restrictions on dividend declarations.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A large portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Webster has no unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

At December 31, 2011, Webster Bank had 168 banking offices located in Connecticut, Massachusetts, Rhode Island and New York as follows:

As of December 31, 2011
Location	Leased	Owned	Total
Connecticut:
Hartford County	28	17	45
New Haven County	14	19	33
Fairfield County	20	4	24
Litchfield County	5	8	13
Middlesex County	3	2	5
New London County	3	0	3
Tolland County	1	1	2
Massachusetts	9	13	22
Rhode Island	8	4	12
New York	9	0	9

Total Banking Offices	100	68	168

Lease expiration dates range from 1 to 76 years with renewal options of 2 to 35 years.

Subsidiaries and divisions maintain the following offices: Webster Financial Advisors, headquartered in Hartford, Connecticut, has offices in Stamford, New Haven, Waterbury and Providence, Rhode Island. Webster Capital Finance is headquartered in Farmington, Connecticut. Webster Business Credit Corporation (WBCC) is headquartered in New York, New York with offices in South Easton, Massachusetts; Radnor, Pennsylvania; and New Milford, Connecticut. HSA Bank is headquartered in Sheboygan, Wisconsin, with an office in Milwaukee, Wisconsin.

The total net book value of premises and equipment at December 31, 2011 was $147.4 million. See Note 5 – Premises and Equipment, Net in the Notes to Consolidated Financial Statements elsewhere in this report for additional information.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Webster and its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to Webster or its consolidated financial position. Webster establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause Webster to adjust its litigation reserves or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.

On January 31, 2012, the closing market price of Webster common stock was $21.20. On January 23, 2012, Webster’s Board of Directors declared a quarterly dividend of $.05 per share.

The following table sets forth for each quarter of 2011 and 2010 the intra-day high and low sales prices per share of common stock as reported by the NYSE and the cash dividends declared per share:

2011	High	Low	Dividends Declared
Fourth quarter	$21.23	$14.34	$0.05
Third quarter	22.42	14.78	0.05
Second quarter	22.03	19.14	0.05
First quarter	23.73	19.16	0.01

2010	High	Low	Dividends Declared
Fourth quarter	$19.97	$16.37	$0.01
Third quarter	20.20	15.55	0.01
Second quarter	22.68	16.90	0.01
First quarter	18.98	11.98	0.01

Webster had 8,346 holders of record of common stock and 87,532,036 shares outstanding on January 31, 2012. The number of shareholders of record was determined by Computershare, the Company’s transfer agent and registrar.

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

The payment of dividends is subject to various additional restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2011, there were $11.3 million of retained earnings available for the payment of dividends by the Bank to the Company. At December 31, 2011, Webster Bank was in compliance with all applicable minimum capital requirements. The Bank paid the Company $170.0 million in dividends during the year ended December 31, 2011.

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

Recent Sale and Exchange of Registered Securities; Use of Proceeds from Registered Securities

No registered securities were sold by Webster during the year ended December 31, 2011. Registered securities were exchanged as part of employee and director stock compensation plans.

Recent Sale of Unregistered Securities

No unregistered securities were sold by Webster during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2011	2,529	$16.66	5,200	$7.47	—	2,111,200
November 1-30, 2011	—	—	—	—	—	2,111,200
December 1-31, 2011	14,896	19.19	—	—	—	2,111,200

Total	17,425	$18.82	5,200	$7.47	—	2,111,200

(1)	All shares repurchased were used for employee compensation plans.
(2)	Warrants to purchase common stock at an exercise price of $18.28 per share, listed on the NYSE under the symbol “WBS WS”.
(3)

The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated.

Performance Graph

The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”), and the Keefe, Bruyette & Woods Regional Banking Index (“KRX”). KRX was chosen as the industry index because Webster believes it provides a better comparison and more appropriate benchmark against which to measure stock performance.

Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2006.

Comparison of Five Year Cumulative Total Return Among

Webster, S&P 500 Index, KRX

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Webster Financial Corporation	$100	$67	$31	$27	$44	$46
KRX	$100	$78	$64	$49	$60	$57
S&P 500 Index	$100	$105	$66	$84	$97	$99

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)	2011	2010 (a)	2009 (a)	2008 (a)	2007
BALANCE SHEETS
Total assets	$18,714,340	$18,033,881	$17,737,070	$17,582,687	$17,201,960
Loans and leases, net	10,991,917	10,696,532	10,692,253	11,950,955	12,287,857
Investment securities	5,848,491	5,486,229	4,784,912	3,711,293	2,748,931
Federal Home Loan Bank and Federal Reserve Bank stock	143,874	143,874	140,874	134,874	110,962
Goodwill and other intangible assets, net	545,577	551,164	556,752	563,926	768,015
Deposits	13,656,025	13,608,785	13,632,127	11,884,890	12,354,158
FHLB advances and other borrowings	2,969,904	2,442,319	1,989,916	3,594,764	2,940,883
Total equity	1,845,774	1,778,879	1,955,907	1,882,888	1,746,247

STATEMENTS OF OPERATIONS
Interest income	$699,723	$708,647	$746,090	$869,494	$995,595
Interest expense	135,955	171,376	250,704	363,482	487,403

Net interest income	563,768	537,271	495,386	506,012	508,192
Provision for loan and lease losses	22,500	115,000	303,000	186,300	67,750
Other non-interest income	175,018	185,270	226,682	195,792	204,156
Total other-than-temporary impairment losses on securities	—	(14,445)	(40,064)	(219,277)	(3,565)
Portion of the loss recognized in other comprehensive income	—	8,607	11,587	—	—

Net impairment losses recognized in earnings	—	(5,838)	(28,477)	(219,277)	(3,565)
Net unrealized (loss) gain on securities classified as trading	(1,799)	12,045	—	—	—
Net gain (loss) on sale of investment securities	3,823	9,748	(13,810)	(6,094)	1,721
Goodwill impairment	—	—	—	198,379	—
Non-interest expense	510,976	538,974	507,394	476,790	483,094

Income (loss) from continuing operations before income tax expense (benefit)	207,334	84,522	(130,613)	(385,036)	159,660
Income tax expense (benefit)	57,951	12,358	(53,424)	(66,297)	48,088

Income (loss) from continuing operations	149,383	72,164	(77,189)	(318,739)	111,572
Income (loss) from discontinued operations, net of tax	1,995	94	302	(3,073)	(13,923)
Less: Net (loss) income attributable to non controlling interests	(1)	3	22	4	13
Preferred stock dividends	(3,286)	(18,086)	(32,863)	(12,805)	(863)
Accretion of preferred stock discount and gain on extinguishment	—	(6,830)	23,243	(145)	—

Net income (loss) available to common shareholders	$148,093	$47,339	$(86,529)	$(334,766)	$96,773

Per Share Data
Net income (loss) per common share from continuing operations—basic	$1.67	$0.60	$(1.43)	$(6.39)	$2.02
Net income (loss) per common share—basic	1.69	0.60	(1.42)	(6.45)	1.77
Net income (loss) per common share from continuing operations—diluted	1.59	0.57	(2.17)	(6.39)	2.01
Net income (loss) per common share—diluted	1.61	0.57	(2.16)	(6.45)	1.76
Dividends declared per common share	0.16	0.04	0.04	1.20	1.17
Book value per common share	20.74	19.97	19.57	23.77	33.09
Tangible book value per common share	14.57	13.73	12.54	13.33	18.73
Dividends declared per Series A preferred share	85.00	85.00	85.00	43.44	—
Dividends declared per Series B preferred share	—	49.86	50.00	5.42	—
Dividends declared per Series C preferred share	—	—	1.00	—	—
Dividends declared per subsidiary preferred share	0.83	0.86	0.86	0.86	0.86
Weighted-average common shares—diluted	91,688	82,172	63,916	52,020	54,900
Key Performance Ratios
Return on average assets (b)	0.83%	0.40%	(0.44)%	(1.84)%	0.66%
Return on average shareholders’ equity (b)	8.13	3.85	(4.11)	(17.44)	5.97
Net interest margin	3.47	3.36	3.14	3.29	3.40
Interest-rate spread	3.43	3.31	3.09	3.24	3.32
Non-interest income as a percentage of total revenue	23.90	27.25	27.13	(6.21)	28.48
Average shareholders’ equity to average assets	10.16	10.49	10.68	10.56	10.99
Dividend payout ratio	9.47	6.67	(3.33)	(18.60)	66.48
Asset Quality Ratios
Allowance for loan losses/total loans	2.08%	2.92%	3.09%	1.93%	1.51%
Net charge-offs/average loans	1.00	1.23	1.68	1.09	0.20
Non-performing loans/total loans	1.68	2.48	3.38	1.91	0.90
Non-performing assets/total loans plus OREO	1.72	2.73	3.63	2.15	0.97

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Consolidated Financial Statements.
(b)	Calculated based on income from continuing operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere in this report (collectively, the “Consolidated Financial Statements”).

Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Consolidated Financial Statements.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods, however such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (2) volatility and disruption in national and international financial markets; (3) government intervention in the U.S. financial system; (4) changes in the level of non-performing assets and charge-offs; (5) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (6) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (7) inflation, interest rate, securities market and monetary fluctuations; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (9) changes in consumer spending, borrowings and savings habits; (10) technological changes and cyber-security matters; (11) the ability to increase market share and control expenses; (12) changes in the competitive environment among banks, financial holding companies and other financial service providers; (13) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including those under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords; (14) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (15) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (16) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Results of Operations

Summary

Webster’s net income available to common shareholders for the year ended December 31, 2011 was $148.1 million compared to $47.3 million for the year ended December 31, 2010. Net income per diluted share was $1.61 for the year ended December 31, 2011 compared to $0.57 for the year ended December 31, 2010. The primary factors which led to the increase in net income available to common shareholders in 2011 as compared to 2010 are outlined below:

The factors positively impacting net income available to common shareholders include:

•	provision for loan and lease losses was $92.5 million lower;

•	interest expense decreased $35.4 million;

•	litigation expense decreased $32.0 million; and

•	other non-interest expense (excluding litigation and compensation and benefits) decreased $13.3 million.

The factors negatively impacting net income available to common shareholders include:

•	compensation and benefits increased $17.3 million;

•	a $1.8 million 2011 loss compared to a $12.0 million 2010 gain on trading securities;

•	interest income decreased $8.9 million; and

•	deposit service fees decreased $6.2 million.

The impact of the items outlined above, after the effect from income taxes, resulted in income from continuing operations of $149.4 million for the year ended December 31, 2011 as compared to $72.2 million for the year ended December 31, 2010.

Income from discontinued operations, net of taxes, totaled $2.0 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively, due to contingent consideration within the respective sales contract for Webster Insurance.

Net interest income increased $26.5 million, or 4.9%, from 2010 to $563.8 million for the year ended December 31, 2011. Average total interest earning assets increased by $270.8 million, while the average yield declined by 12 basis points in 2011 compared to 2010 and average total interest-bearing liabilities increased by $242.4 million, while the average cost declined by 24 basis points in 2011 compared to 2010.

Non-interest income decreased $24.2 million, or 12.0%, to $177.0 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The decrease for 2011 is primarily attributable to a $6.2 million decrease in deposit service fees primarily a result of Regulation E implementation and the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011, a $13.8 million unfavorable effect of a 2011 net loss as compared to a 2010 net gain on trading securities and a $5.9 million decrease in gain on sale of investment securities, partially offset by the $5.8 million reduction in other-than-temporary impairment losses recorded in 2010.

Non-interest expense decreased $28.0 million, or 5.2%, to $511.0 million for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The decrease in non-interest expense is primarily due to a $22.5 million settlement reserve charge recorded in the year ended December 31, 2010, a portion of which ($9.5 million) was reversed in the year ended December 31, 2011 upon successful resolution of this matter, and the near offset of an increase of $17.3 million in compensation and benefits by a decrease of $13.3 million in all other non-interest expenses.

Selected financial highlights are presented in the following table:

	At or for the year ended December 31,
(In thousands, except per share and ratio data)	2011	2010	2009
Earnings
Net interest income	$563,768	$537,271	$495,386
Provision for loan and lease losses	22,500	115,000	303,000
Total non-interest income	177,042	201,225	184,395
Total non-interest expense	510,976	538,974	507,394
Income (loss) from continuing operations	149,383	72,164	(77,189)
Income from discontinued operations, net of tax	1,995	94	302
Net (loss) income attributable to noncontrolling interests	(1)	3	22
Net income (loss) attributable to Webster Financial Corporation	151,379	72,255	(76,909)
Net income (loss) available to common shareholders	148,093	47,339	(86,529)

Per Share Data
Net income (loss) from continuing operations per common share—diluted (a)	$1.59	$0.57	$(2.17)
Net income (loss) available to common shareholders—diluted (a)	1.61	0.57	(2.16)
Dividends declared per common share	0.16	0.04	0.04
Book value per common share	20.74	19.97	19.57
Tangible book value per common share (b)	14.57	13.73	12.54
Weighted-average common shares—diluted	91,688	82,172	63,916
Dividends declared per Series A preferred share	$85.00	$85.00	$85.00
Dividends declared per Series B preferred share	—	49.86	50.00
Dividends declared per Series C preferred share	—	—	1.00
Dividends declared per subsidiary preferred share	0.83	0.86	0.86

Selected Ratios
Return on average assets (c)	0.83%	0.40%	(0.44)%
Return on average shareholders’ equity (c)	8.13	3.85	(4.10)
Net interest margin	3.47	3.36	3.14
Efficiency ratio (d)	65.13	66.78	66.10
Tangible capital ratio (e)	7.16	6.97	8.09
Tier one common equity to risk weighted assets	11.08	9.92	7.83

(a)	For the years ended December 31, 2011, 2010 and 2009, the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive, therefore, the effect of this security was not included in the determination of diluted shares (average). In addition, stock options, restricted stock awards and outstanding warrants to purchase common stock were also deemed to be anti-dilutive, therefore, the effect of these instruments was not included in the determination of diluted shares (average) for the year ended December 31, 2009.
(b)	Calculated by dividing Webster Financial Corporation common shareholders’ equity (excluding goodwill, other intangible assets and deferred tax liability related to intangible assets) by total common shares outstanding.
(c)	Calculated based on income from continuing operations.
(d)	Calculated using SNL’s methodology-non-interest expense (excluding foreclosed property expenses, intangible amortization, goodwill impairments and other charges) as a percentage of net interest income (FTE basis) plus non-interest income (excluding gain/loss on securities and other charges).
(e)	Calculated by dividing Webster Financial Corporation shareholders’ equity (excluding goodwill and other intangible assets) by total assets (excluding goodwill and other intangible assets).

Table 1: Three-year average balance sheet and net interest margin (average balances are daily averages).

	Years ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Interest-bearing deposits	$112,232	$216	0.19%	$151,756	$389	0.26%	$156,553	$471	0.30%
Securities (b)	5,407,867	223,568	4.16	5,254,314	225,918	4.32	4,150,969	217,961	5.18
Federal Home Loan and Federal
Reserve Bank stock	143,874	3,318	2.31	142,896	2,983	2.09	137,931	2,685	1.95
Loans held for sale	28,144	1,235	4.39	21,758	970	4.46	52,131	2,077	3.98
Loans	11,054,100	486,883	4.40	10,904,698	493,244	4.52	11,693,807	537,383	4.60

Total interest-earning assets	16,746,217	715,220	4.28%	16,475,422	723,504	4.40%	16,191,391	760,577	4.70%
Noninterest-earning assets	1,335,374			1,378,242			1,396,966

Total assets	$18,081,591			$17,853,664			$17,588,357

Liabilities and equity Interest-bearing liabilities:
Demand deposits	$2,278,419	$—	—%	$1,789,161	$—	—%	$1,578,356	$—	—%
Savings, checking & money market deposits	8,534,333	33,747	0.40	8,458,169	49,251	0.58	6,977,196	60,971	0.87
Time deposits	3,031,835	47,061	1.55	3,490,017	63,378	1.82	4,525,770	119,833	2.65

Total deposits	13,844,587	80,808	0.58	13,737,347	112,629	0.82	13,081,322	180,804	1.38
Federal Home Loan Bank advances	569,987	14,352	2.52	567,711	17,628	3.11	697,711	25,286	3.62
Securities sold under agreements to repurchase and other short-term borrowings	1,053,323	16,172	2.02	899,203	15,900	1.77	1,124,118	19,275	1.71
Long-term debt	565,331	24,623	4.36	586,546	25,219	4.30	628,145	25,339	4.03

Total borrowings	2,188,641	55,147	2.52	2,053,460	58,747	2.86	2,449,974	69,900	2.85

Total interest-bearing liabilities	16,033,228	135,955	0.85%	15,790,807	171,376	1.09%	15,531,296	250,704	1.61%
Noninterest-bearing liabilities	202,205			184,264			168,970

Total liabilities	16,235,433			15,975,071			15,700,266
Equity	1,846,158			1,878,593			1,888,091

Total liabilities and equity	$18,081,591			$17,853,664			$17,588,357

Fully tax-equivalent net interest income		579,265			552,128			509,873
Less: tax equivalent adjustments		(15,497)			(14,857)			(14,487)

Net interest income		$563,768			$537,271			$495,386

Interest-rate spread			3.43%			3.31%			3.09%
Net interest margin (b)			3.47%			3.36%			3.14%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains (losses) on available for sale securities of $38.5 million, $22.9 million and $(57.6) million as of December 31, 2011, 2010 and 2009, respectively, are excluded from the average balance for rate calculations.

Net Interest Income

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to volume (changes in volume multiplied by prior rate), changes attributable to rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table below is based upon reported net interest income.

Table 2: Net interest income – rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2011 vs. 2010 Increase (decrease) due to			Years ended December 31, 2010 vs. 2009 Increase (decrease) due to

(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(13,058)	$6,697	$(6,361)	$(8,338)	$(35,801)	$(44,139)
Loans held for sale	(15)	280	265	223	(1,330)	(1,107)
Investment securities	(7,011)	4,183	(2,828)	(35,836)	43,639	7,803

Total interest income	(20,084)	11,160	(8,924)	(43,951)	6,508	(37,443)

Interest on interest-bearing liabilities:
Deposits	$(32,694)	$873	(31,821)	$(76,837)	$8,662	(68,175)
Borrowings	(7,303)	3,703	(3,600)	190	(11,343)	(11,153)

Total interest expense	(39,997)	4,576	(35,421)	(76,647)	(2,681)	(79,328)

Net change in net interest income	$19,913	$6,584	$26,497	$32,696	$9,189	$41,885

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on deposits and borrowings, totaled $563.8 million for the year ended December 31, 2011, compared to $537.3 million for the year ended December 31, 2010, an increase of $26.5 million. Average interest-earning assets increased to $16.7 billion at December 31, 2011 from $16.5 billion at December 31, 2010 while average interest-bearing liabilities also increased to $16.0 billion at December 31, 2011 from $15.8 billion at December 31, 2010. As a result of the greater decline in the cost of interest-bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 11 basis points to 3.47% for the year ended December 31, 2011 from 3.36% for the year ended December 31, 2010. The yield on interest-earning assets declined by 12 basis points for the year ended December 31, 2011, while the cost of interest-bearing liabilities declined 24 basis points for the year ended December 31, 2011.

Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.

Interest Income

Interest income decreased $8.9 million to $699.7 million for the year ended December 31, 2011 as compared to 2010. Average loans, excluding loans held for sale, increased by $149.4 million for the year ended December 31, 2011 compared to 2010. Average investment securities increased by $153.6 million for the year ended December 31, 2011 compared to 2010.

The 12 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2011 to 4.28% compared to 4.40% for 2010 is a result of repayment of higher yielding loans and securities, origination of lower yielding loans and purchase of lower yielding securities. The loan portfolio yield decreased 12 basis points to 4.40% for the year ended December 31, 2011 and comprised 66.0% of average interest-earning assets at December 31, 2011 compared to the loan portfolio yield of 4.52% and 66.2% of average interest-earning assets for the year ended December 31, 2010. The yield on investment securities decreased by 16 basis points to 4.16% and comprised 32.3% of average interest earning assets at December 31, 2011 compared to the investment portfolio yield of 4.32% and 31.9% of average interest-earning assets at December 31, 2010. All other interest-earning assets comprised 1.7% and 1.9% at December 31, 2011 and 2010, respectively.

Interest Expense

Interest expense for the year ended December 31, 2011 decreased $35.4 million compared to 2010. The average cost of interest-bearing liabilities was 0.85% for the year ended December 31, 2011, a decrease of 24 basis points compared to 1.09% for 2010. The decrease was primarily due to a decline of 24 basis points in the cost of deposits to 0.58% from 0.82% a year ago, an increase in average deposits of $107.2 million compared to 2010, and a decrease in the cost of borrowings to 2.52% from 2.86% for the year ended December 31, 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $22.5 million for the year ended December 31, 2011, a decrease of $92.5 million compared to $115.0 million for the year ended December 31, 2010. The decrease is primarily due to management’s perspective regarding the level of probable losses inherent in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the year ended December 31, 2011, total net charge-offs were $110.7 million compared to $134.5 million in 2010. See Tables 17 through 23 for information on the allowance for loan and lease losses, net charge-offs and non-performing assets.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance, changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2011, the allowance for loan and lease losses totaled $233.5 million or 2.08% of total loans compared to $321.7 million or 2.92% at December 31, 2010. See the “Allowance for Loan and Lease Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 3: Non-interest income comparison of 2011 to 2010.

	Years ended December 31,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent
Non-Interest Income:
Deposit service fees	$102,795	$108,977	$(6,182)	(5.7)%
Loan related fees	20,237	20,286	(49)	(0.2)
Wealth and investment services	26,421	24,925	1,496	6.0
Mortgage banking activities	4,905	4,169	736	17.7
Increase in cash surrender value of life insurance policies	10,360	10,517	(157)	(1.5)
Net (loss) gain on trading securities	(1,799)	12,045	(13,844)	(114.9)
Net gain on sale of investment securities	3,823	9,748	(5,925)	(60.8)
Total other-than-temporary impairment losses on securities	—	(14,445)	14,445	(100.0)
Portion of the loss recognized in other comprehensive income	—	8,607	(8,607)	100.0

Net impairment losses recognized in earnings	—	(5,838)	5,838	(100.0)
Other income	10,300	16,396	(6,096)	(37.2)

Total non-interest income	$177,042	$201,225	$(24,183)	(12.0)%

Total non-interest income was $177.0 million for the year ended December 31, 2011, a decrease of $24.2 million from the year ended December 31, 2010. The decrease for 2011 is primarily attributable to a $6.2 million decrease in deposit service fees, primarily a result of the implementation of Regulation E and the Durbin amendment, a $13.8 million unfavorable effect of a 2011 net loss as compared to a 2010 net gain on trading securities and a $5.9 million decrease in gain on sale of investment securities, partially offset by the $5.8 million reduction in other-than-temporary impairment losses recorded in 2010.

Deposit Service Fees. Deposit service fees were $102.8 million for the year ended December 31, 2011, a decrease of $6.2 million from the comparable period in 2010, primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter of 2010 and the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011. The impact of these regulatory reductions of fee revenue was partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter of 2010 and revised overdraft pricing in September of 2011.

Wealth and Investment Services. Wealth and investment services income was $26.4 million for the year ended December 31, 2011, an increase of $1.5 million from the comparable period in 2010, due to an increase in new business originated by Webster Financial Advisors.

Mortgage Banking Activities. Net revenue from mortgage banking activities was $4.9 million for the year ended December 31, 2011, an increase of $0.7 million from the comparable period in 2010. After the effect of a $0.8 million gain on commercial loan sale recorded in December 31, 2011, mortgage banking activities are flat year over year. The increase in volume of loans originated and sold to third parties in 2011 was offset by a tightening of secondary market spreads for the loans sold.

Net Gain on Sale of Investment Securities. Net gain on the sale of investments was $3.8 million for the year ended December 31, 2011, a decrease of $5.9 million from the comparable period in 2010. The gain on sale of investment securities for the year ended December 31, 2011 is due to the $7.1 million gain on sale of agency securities and equity securities, offset by $3.3 million in losses on the sale of two trust preferred securities.

Net Impairment Losses on Securities Recognized in Earnings. There were no net impairment losses on securities recognized in earnings for the year ended December 31, 2011, compared to losses of $5.8 million in the comparable period in 2010. This decrease is primarily the result of a reduction in deferrals and defaults on pooled trust preferred securities in 2011 compared to previously impaired book values.

Other. Other non-interest income was $10.3 million for the year ended December 31, 2011 compared to $16.4 million a year ago. The $6.1 million decrease is primarily due to a realized gain of $6.4 million on the sale of the Company’s direct investment in the Higher One Holdings, Inc. recorded in the year ended December 31, 2010.

Non-interest Expense

Table 4: Non-interest expense comparison of 2011 to 2010.

	Years ended December 31,		Increase (decrease)
(In thousands)	2011	2010	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$262,647	$245,343	$17,304	7.1%
Occupancy	53,866	55,634	(1,768)	(3.2)
Technology and equipment expense	60,721	62,855	(2,134)	(3.4)
Intangible assets amortization	5,588	5,588	—	—
Marketing	18,456	18,968	(512)	(2.7)
Professional and outside services	11,203	14,721	(3,518)	(23.9)
Deposit insurance	20,927	24,535	(3,608)	(14.7)
Litigation	(9,523)	22,476	(31,999)	(142.4)
Other expenses	87,091	88,854	(1,763)	(2.0)

Total non-interest expense	$510,976	$538,974	$(27,998)	(5.2)%

Total non-interest expense was $511.0 million for the year ended December 31, 2011 compared to $539.0 million for the year ended December 31, 2010. The $28.0 million decrease in non-interest expense is primarily due to a $22.5 million settlement reserve charge recorded in the year ended December 31, 2010, a portion of which ($9.5 million) was reversed in the year ended December 31, 2011 upon successful resolution of this matter, while an increase of $17.3 million in compensation and benefits was primarily offset by a decrease of $13.3 million in all other non-interest expenses.

Compensation and benefits. Compensation and benefits expense was $262.6 million for the year ended December 31, 2011, which represents an increase of $17.3 million compared to $245.3 million for the year ended December 31, 2010. The increase is primarily attributable to an increase in incentive compensation expense as a result of the company exceeding its financial performance targets for the year, an increase in group insurance due to an increase in the quantity and magnitude of claims as the company is self-insured, and higher compensation expense as a result of annual merit increases and an initiative to increase the number of business development officers to support the Company’s Business and Professional Banking and Middle Market divisions. The impact of the compensation expenses was partially offset by an overall decrease in headcount.

Occupancy. Occupancy expense was $53.9 million for the year ended December 31, 2011, a decrease of $1.8 million when compared to the year ended December 31, 2010. The decrease is primarily due to the closure of 16 branches during the year ended December 31, 2011.

Professional and outside services. Professional and outside service expense was $11.2 million for the year ended December 31, 2011, a decrease of $3.5 million when compared to the year ended December 31, 2010. The decrease is primarily due to a decrease in legal fees as a result of the settlement of a significant lawsuit in 2011.

Deposit Insurance. The FDIC deposit insurance assessment for year ended December 31, 2011 was $20.9 million as compared to $24.5 million for the year ended December 31, 2010. This decrease from the comparable period in 2010 reflects lower FDIC rates due to changes in the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity effective April 1, 2011.

Other Expense. Other expense was $87.1 million for the year ended December 31, 2011, a decrease of $1.8 million when compared to the year ended December 31, 2010. The decrease is primarily due to a $1.8 million decrease in foreclosed and repossessed asset expenses and write-downs, a $2.3 million decrease in loan workout expenses from the comparable period in 2010, and a $5.9 million net fraud loss recorded in the year ended December 31, 2010, partially offset by a $5.2 million prepayment charge on FHLB advances and a $2.0 million charge associated with the transition to a new credit card provider recorded in the year ended December 31, 2011.

Discontinued Operations

For the year ended December 31, 2011, income from discontinued operations was $2.0 million, an increase of $1.9 million from the $0.1 million income from discontinued operations recognized for the year ended December 31, 2010. Income from discontinued operations is primarily related to the sale of Webster Insurance and Webster Risk Services in 2008. and represents the finalization of revenues associated with the contingent earn-out contracts.

Income Taxes

During 2011, Webster recognized income tax expense of $58.0 million on its $207.3 million pre-tax income from continuing operations during the year, reflecting a 28.0% effective tax rate. In 2010, Webster recognized tax expense of $12.4 million on its $84.5 million pre-tax income from continuing operations, reflecting a 14.6% effective tax rate.

The increase in the effective tax rate from 2010 to 2011 is primarily due to the $122.8 million increase in pre-tax income and the reduced benefit of tax-exempt income, relative to pre-tax income, that resulted from the Company’s pre-tax income increase. Additionally, the effects of a $4.5 million year-over-year decrease in tax benefits from reductions in the Company’s deferred tax asset valuation allowance applicable to capital losses were largely offset from an effective tax rate perspective by a $2.8 million decrease in tax expense relating to Webster’s 2010 exit from the U.S. Treasury’s Capital Purchase Program, specifically the restrictions that participation in that program had on the tax-deductibility of its executive compensation.

Webster’s 2010 tax expense was impacted by a $5.6 million tax benefit from the reduction in the deferred tax asset valuation allowance applicable to capital losses as a result of capital gains recognized during 2010, and it was increased by $0.9 million relative to 2009 as a result of the restrictions on the tax-deductibility of executive compensation due to its participation in the U.S. Treasury’s Capital Purchase Program. That increase was offset by a $1.5 million net reduction in tax expense applicable to state and local taxes, when compared to 2009, attributable principally to the resolution of uncertain tax positions.

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2010 and 2009 Years

For the year ended December 31, 2010, Webster’s net income available to common shareholders was $47.3 million compared to a net loss of $86.5 million for the year ended December 31, 2009. Net income per diluted share was $0.57 for the year ended December 31, 2010 compared to a net loss per diluted share of $2.16 for the year ended December 31, 2009. The primary contributors to the improvement from a net loss in 2009 to net income in 2010 are outlined below.

The factors positively impacting net income available to common shareholders in 2010 when compared to 2009 were:

•	provision for loan and lease losses was $188.0 million lower;

•	net interest income was $41.9 million higher;

•	net gain in 2010 (compared to net loss in 2009) on sale of investment securities was $23.6 million favorable;

•	net impairment losses recognized on securities were $22.6 million less; and

•	net gains on trading securities of $12.0 million.

The factors negatively impacting net income available to common shareholders in 2010 when compared to 2009 were:

•	a $24.3 million gain on the exchange of trust preferred for common stock recorded in 2009;

•	settlement and reserve for litigation of $22.5 million in 2010; and

•	a $10.4 million reduction in deposit service fees.

The impact of the items outlined above, after the effect from income taxes, resulted in income from continuing operations of $72.2 million for the year ended December 31, 2010 as compared to a loss of $77.2 million for the year ended December 31, 2009.

Income from discontinued operations, net of taxes, totaled $0.1 million and $0.3 million for the year ended December 31, 2010 and 2009, respectively, from contingent consideration within the respective sales contract for Webster Insurance.

Net interest income increased $41.9 million, or 8.5%, from 2009 to $537.3 million for the year ended December 31, 2010. Average total interest earning assets increased by $284.0 million, while average yields declined by 30 basis points in 2010 compared to 2009 and average total interest bearing liabilities increased by $259.5 million, while average costs declined by 52 basis points in 2010 compared to 2009.

Non-interest income increased $16.8 million, or 9.1%, to $201.2 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The increase in non-interest income is due primarily to a $23.6 million favorable effect of a 2010 net gain as compared to a 2009 net loss on sale of investment securities and $22.6 million lower net impairment losses recognized in 2010 as compared to 2009, offset by a $24.3 million gain on the exchange of trust preferred for common stock which occurred in 2009.

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

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on deposits and borrowings, totaled $537.3 million for the year ended December 31, 2010, compared to $495.4 million for the year ended December 31, 2009, an increase of $41.9 million. Average interest-earning assets increased to $16.5 billion at December 31, 2010 from $16.2 billion at December 31, 2009 while average interest-bearing liabilities also increased to $15.8 billion at December 31, 2010 from $15.5 billion at December 31, 2009. As a result of the greater decline in the cost of interest-bearing liabilities than the decline in yield on interest-earning assets to interest-bearing liabilities, the net interest margin grew by 22 basis points to 3.36% for the year ended December 31, 2010 from 3.14% for the year ended December 31, 2009. The yield on interest-earning assets declined by 30 basis points for the year ended December 31, 2010 while the cost of interest-bearing liabilities declined 52 basis points for the year ended December 31, 2010.

Interest income decreased $37.4 million to $708.6 million for the year ended December 31, 2010 as compared to 2009. Average loans, excluding loans held for sale, decreased by $789.1 million for the year ended December 31, 2010 compared to 2009. Average investment securities increased by $1.1 billion for the year ended December 31, 2010 compared to 2009.

The 30 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2010 to 4.40% compared to 4.70% for 2009 is a result of repayment of higher yielding loans and securities, origination of lower yielding loans and purchase of lower yielding securities. The loan portfolio yield decreased 8 basis points to 4.52% for the year ended December 31, 2010 and comprised 66.2% of average interest-earning assets at December 31, 2010 compared to the loan portfolio yield of 4.60% and 72.2% of average interest-earning assets for the year ended December 31, 2009. The yield on investment securities decreased by 86 basis points to 4.32% and comprised 31.9% of average interest earning assets at December 31, 2010 compared to the investment portfolio yield of 5.18% and 25.6% of average interest earning assets at December 31, 2009.

Interest Expense

Interest expense for the year ended December 31, 2010 decreased $79.3 million compared to 2009. The average cost of interest-bearing liabilities was 1.09% for the year ended December 31, 2010, a decrease of 52 basis points compared to 1.61% for 2009. The decrease was primarily due to a decline of 56 basis points in the cost of deposits to 0.82% from 1.38% a year ago and an increase in average deposits of $0.7 billion compared to 2009, partially offset by a 1 basis point increase in the cost of borrowings to 2.86% from 2.85% for the year ended December 31, 2009.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $115.0 million for the year ended December 31, 2010, a decrease of $188.0 million compared to $303.0 million for the year ended December 31, 2009. The decrease is primarily due to management’s perspective regarding the level of probable losses inherent in Webster’s existing book of business and management’s belief that the overall reserve levels are adequate. For the year ended December 31, 2010, total net charge-offs were $134.5 million compared to $196.4 million in 2009. See Tables 17 through 23 for information on the allowance for loan and lease losses, net charge-offs and non-performing assets.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2010, the allowance for loan and lease losses totaled $321.7 million or 2.92% of total loans compared to $341.2 million or 3.09% at December 31, 2009. See the “Allowance for Loan and Lease Losses Methodology” section later in Management’s Discussion and Analysis for further details.

Non-interest Income

Table 5: Non-interest income comparison of 2010 to 2009.

	Years ended December 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Income:
Deposit service fees	$108,977	$119,421	$(10,444)	(8.7)%
Loan related fees	20,286	22,177	(1,891)	(8.5)
Wealth and investment services	24,925	24,000	925	3.9
Mortgage banking activities	4,169	6,901	(2,732)	(39.6)
Increase in cash surrender value of life insurance policies	10,517	10,629	(112)	(1.1)
Gain on the exchange of trust preferreds for common stock	—	24,336	(24,336)	(100.0)
Gain on early extinguishment of subordinated notes	—	5,993	(5,993)	(100.0)
Net gain on trading securities	12,045	—	12,045	100.0
Net gain (loss) on sale of investment securities	9,748	(13,810)	23,558	(170.6)
Total other-than-temporary impairment loss on securities	(14,445)	(40,064)	25,619	(63.9)
Portion of the loss recognized in other comprehensive income	8,607	11,587	(2,980)	(25.7)

Net impairment loss recognized in earnings	(5,838)	(28,477)	22,639	(79.5)
Other income	16,396	13,225	3,171	24.0

Total non-interest income	$201,225	$184,395	$16,830	9.1%

Total non-interest income was $201.2 million for the year ended December 31, 2010, an increase of $16.8 million from the year ended December 31, 2009. The increase for 2010 is primarily attributable to the $22.6 million reduction in other-than-temporary impairment losses and a $23.6 million favorable effect of a 2010 net gain as compared to a 2009 net loss on sale of investment securities, offset in part by a $24.3 million gain on the exchange of trust preferred for common stock and a $6.0 million gain on the early extinguishment of Webster’s subordinated notes (both of which occurred in 2009) and a $10.4 million decrease in deposit service fees.

Deposit Service Fees. Deposit service fees totaled $109.0 million for the year ended December 31, 2010, down $10.4 million from the comparable period in 2009, primarily due to a decline in overdraft fees associated with the implementation of Regulation E during the third quarter of 2010.

Loan Related Fees. Loan related fees were $20.3 million for the year ended December 31, 2010, a decrease of $1.9 million from the comparable period in 2009 due to a decrease in volume of loan fees.

Wealth and Investment Services. Wealth and investment services income was $24.9 million for the year ended December 31, 2010, up $0.9 million from the comparable period in 2009, due to an increase in new business originated, and coupled with an improvement in market conditions.

Mortgage Banking Activities. Net revenue from mortgage banking activities was $4.2 million for the year ended December 31, 2010, down $2.7 million from the comparable period in 2009 due primarily to decline in the volume of loans originated and sold to third parties. The impact of declining volumes was offset in part by increases in spreads and average prices for the loans sold.

Net Gain on Trading Securities. Net gain on securities classified as trading of $12.0 million for the year ended December 31, 2010 represents the positive fair value adjustment on common stock classified as trading securities in the investment portfolio.

Net Gain (Loss) on Sale of Investment Securities. Net gains from the sale of investments were approximately $9.7 million for the year ended December 31, 2010, compared to the net losses of $13.8 million recorded for the year ended December 31, 2009.

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

Other. All other non-interest income was $16.4 million for the year ended December 31, 2010 compared to $13.2 million for the year ended December 31, 2009. The $3.2 million increase is primarily due to a realized gain of $6.4 million on the sale of the Company’s direct investment in the Higher One Holdings, Inc., as part of that company’s recent initial public offering, offset by a $2.5 million negative valuation recorded on the Fed Funds futures contract which was entered into in the first quarter of 2010.

Non-interest Expense

Table 6: Non-interest expense comparison of 2010 to 2009.

	Years ended December 31,		Increase (decrease)
(In thousands)	2010	2009	Amount	Percent
Non-Interest Expenses:
Compensation and benefits	$245,343	$236,167	$9,176	3.9%
Occupancy	55,634	55,522	112	0.2
Technology and equipment expense	62,855	60,926	1,929	3.2
Intangible assets amortization	5,588	5,743	(155)	(2.7)
Marketing	18,968	14,469	4,499	31.1
Professional and outside services	14,721	15,015	(294)	(2.0)
Deposit insurance	24,535	30,056	(5,521)	(18.4)
Litigation	22,476	—	22,476	100.0
Other expenses	88,854	89,496	(642)	(0.7)

Total non-interest expenses	$538,974	$507,394	$31,580	6.2%

Total non-interest expense was $539.0 million for the year ended December 31, 2010 compared to $507.4 million for the year ended December 31, 2009. The $31.6 million increase in non-interest expense is primarily due to a $22.5 million increase for litigation and a $9.2 million increase for compensation and benefits. The following provides additional discussion on the various components of non-interest expense.

Compensation and benefits. Compensation and benefits expense was $245.3 million for the year ended December 31, 2010, an increase of $9.2 million when compared to the $236.2 million for the year ended December 31, 2009. The increase in compensation and benefits is primarily due to increases in base compensation and extended hours for the retail banking segment.

Marketing. Marketing expenses were $19.0 million for the year ended December 31, 2010, an increase of $4.5 million when compared to the $14.5 million for the year ended December 31, 2009. The increase is primarily due to product redesign and increased marketing efforts to support brand and business development during the year ended December 31, 2010.

Deposit Insurance. The FDIC deposit insurance assessment for year ended December 31, 2010 was $24.5 million as compared to $30.1 million for the year ended December 31, 2009. This decrease from the comparable period in 2009 is due to a $8.0 million special assessment in 2009, which was partially offset by an increase in FDIC insured deposits, coupled with an increase in fees for the Transaction Account Guarantee Program (“TAGP”) that was experienced in the first six months of 2010. The Company ended its participation in the TAGP program as of June 30, 2010.

Litigation. Litigation expense was $22.5 million for the year ended December 31, 2010 and encompassed a $19.7 million charge for a litigation reserve related to the Broadwin litigation and a settlement charge of $2.8 million related to a class action lawsuit regarding the assessment and collection of overdue fees on customer checking accounts. There were no such charges in 2009.

Other Expense. Other expenses were $88.9 million for the year ended December 31, 2010, a decrease of $0.6 million when compared to the $89.5 million for the year ended December 31, 2009. The decrease from the comparable period in 2009 is primarily due to a decrease in foreclosed and repossessed asset expenses and write-downs, partially offset by an increase in loan workout expenses from the comparable period in 2009, reflecting the Company’s focus on problem loan resolution.

Discontinued Operations

For the year ended December 31, 2010, income from discontinued operations was $0.1 million, a decrease of $0.2 million from the $0.3 million income from discontinued operations recognized for the year ended December 31, 2009. Income from discontinued operations is primarily related to the sale of Webster Insurance and Webster Risk Services in 2008. Activity for the year ended December 31, 2010 represents estimated revenues associated with the earn-out contracts.

Income Taxes

During 2010, Webster recognized income tax expense of $12.4 million on its $84.5 million pre-tax income from continuing operations during the year, reflecting a 14.6% effective tax rate. In 2009, Webster recognized a tax benefit of $53.4 million on the $130.6 million pre-tax loss from continuing operations that year, reflecting a 40.9% effective tax-benefit rate. As a result of the 2009 pre-tax loss, an analytical comparison of 2010 and 2009 effective tax rates is not meaningful.

Webster’s 2010 tax expense was impacted by a $5.6 million tax benefit from the reduction in the deferred tax asset valuation allowance applicable to capital losses as a result of capital gains recognized during 2010, and it was increased by $0.9 million relative to 2009 as a result of the restrictions imposed on the tax-deductibility of executive compensation due to Webster’s participation in the U.S. Treasury’s Capital Purchase Program. This increase was offset by a $1.5 million net reduction in tax expense applicable to state and local taxes, when compared to 2009, attributable principally to the resolution of uncertain tax positions.

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

For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (“HSA”) and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided and the types of customers served, and reflects how financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and the consumer liquidating portfolio. The consumer liquidating portfolio was established as a separate operating unit under Consumer Finance as of April 1, 2010, and, since January 1, 2011 was transferred from the Consumer Finance business segment to the Corporate and Reconciling category. As of January 1, 2011, executive management further realigned its business segment balances transferring the government and not-for-profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial Banking business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 and 2009 segment performance summary and business segment results tables have been adjusted for comparability to the 2011 segment presentation, with the exception of the consumer liquidating portfolio, which was not established as a separate operating unit until April 1, 2010 and, therefore, the first quarter of 2010 and all of 2009 has not been adjusted for this impact. See Note 20 – Business Segments in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information. The Company plans to restructure its business segments in 2012.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for years ended December 31, 2011, 2010, and 2009 and incorporate the allocation of the provision for loan and lease losses, other-than-temporary impairment charges and income tax expense (benefit) to each of Webster’s business segments for the periods then ended:

Table 7: Business Segment performance summary of net income (loss) for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net income (loss) :
Commercial Banking	$88,454	$42,466	$(47,820)
Retail Banking	9,902	2,298	(23,073)
Consumer Finance	15,728	(17,094)	(52,619)
Other	6,009	3,139	(2,161)

Total Business Segments	120,093	30,809	(125,673)
Corporate and Reconciling	31,286	41,446	48,764

Net income (loss) attributable to Webster Financial Corporation	$151,379	$72,255	$(76,909)

(a)

Reclassified to conform to the 2011 presentation. The consumer liquidating portfolio was not established as a separate operating unit until April 2010, as part of the presentation for 2010, the consumer liquidating portfolio for the first quarter ended March 31, 2010 has not been reclassified to conform to the 2011 presentation. As part of the presentation for 2009, the consumer liquidating portfolio for the year ended December 31, 2009 has not been reclassified to conform to the 2011 presentation, and total assets at December 31, 2009 has not been reclassified to conform to the 2011 and 2010 presentations.

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

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, is shown in the Corporate and Reconciling category. For the year ended December 31, 2011, 108.8% of the provision expense is specifically attributable to business segments and reported accordingly. Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment, and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report-based measures are reconciled to GAAP values in the Corporate and Reconciling category.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and government and not-for-profit banking. Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a primary referral source to Wealth Management and Retail Banking.

Table 8: Commercial Banking results for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net interest income	$168,930	$145,745	$128,282
Provision for loan and lease losses	(21,213)	25,618	137,816

Net interest income (loss) after provision	190,143	120,127	(9,534)
Non-interest income	27,717	23,523	24,991
Non-interest expense	95,092	94,215	96,298

Income (loss) before income taxes	122,768	49,435	(80,841)
Income tax expense (benefit)	34,314	6,969	(33,021)

Net income (loss)	$88,454	$42,466	$(47,820)

Total assets at period end	$4,310,195	$4,080,975	$4,113,157

Total loans at period end	4,289,354	4,088,492	4,140,149

Total deposits at period end	2,281,350	2,501,341	2,528,736

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $23.2 million in 2011 compared to 2010. The increase is primarily due to wider loan spreads, higher loan balances and growth in demand deposit liability balances. The provision for loan and lease losses decreased $46.8 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. For the year ended December 31, 2011, the provision was reduced by $46.8 million due to favorable risk migration and payoffs principally in the classified loan category. Non-interest income increased $4.2 million in 2011 compared to 2010, due to gain on loan sales and fees from interest rate management services. Non-interest expense increased $0.9 million in 2011 compared to 2010, as a result of write-downs on foreclosed properties, exceeding lower foreclosure and repossessed asset expenses. Total loans in the commercial banking segment increased $200.9 million at December 31, 2011. The increase reflects Webster’s efforts to focus on lending primarily within the region from Westchester County, New York to Boston and reduced emphasis on equipment finance and asset-based lending, which have shifted from a national to a primarily regional focus. Total deposits decreased $220.0 million for the year ended December 31, 2011, compared to December 31, 2010. The decrease reflects lower deposit balances in the government banking center.

Net interest income increased $17.5 million in 2010 compared to 2009. The increase is primarily due to an increase in loan originations and higher interest rates on renewals. The provision for loan and lease losses decreased $112.2 million in 2010 compared to 2009. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels.

Non-interest income decreased $1.5 million in 2010 compared to 2009. Non-interest expense decreased $2.1 million in 2010 compared to 2009, due to cost reductions in the equipment finance business, reduced costs due to the sale of the insurance premium financing subsidiary (BIC) in November 2009, and greater deferred compensation costs from increased loan originations. Total loans in the Commercial Banking segment decreased $51.7 million at December 31, 2010 as compared to December 31, 2009. The decline reflects Webster’s efforts to focus on lending primarily within the region from Westchester County, New York to Boston and regional realignment equipment finance and asset-based lending, which had previously been done on a national basis, toward a primarily regional focus. The Company continued to formalize its regional banking strategy in 2010, identifying an Executive Vice President to lead middle market lending and the regional president model in addition to hiring six new business bankers within the core footprint. Middle market originations were $480.2 million in 2010 and a corresponding emphasis on relationship banking offset with a decline in government and not-for-profit activity, resulting in a net decrease of $27.4 million in deposits for the year ended December 31, 2010, compared to December 31, 2009.

Retail Banking

Retail Banking serves consumers and small businesses primarily throughout southern New England and into Westchester County, New York, with a distribution network of 168 banking offices and 473 ATMs, and a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, Business and Professional Banking (“BPB”), Webster Investment Services (“WIS”) and the Customer Care Center.

BPB offers credit and deposit-related products targeted to small businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers based in our branches.

WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster, through its relationship with LPL, has over 90 employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. In 2011, Webster completed a conversion of its investment accounts from UVEST Financial Services Group to LPL. At December 31, 2011 and December 31, 2010, Webster had $2.0 billion of assets under administration in its strategic partnership with LPL. These assets are not included in the Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Table 9: Retail Banking results for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net interest income	$233,441	$211,818	$156,030
Provision for loan and lease losses	14,189	10,463	20,264

Net interest income after provision	219,252	201,355	135,766
Non-interest income	98,763	107,761	118,793
Non-interest expense	304,271	306,401	293,660

Income (loss) before income taxes	13,744	2,715	(39,101)
Income tax expense (benefit)	3,842	417	(16,028)

Net income (loss)	$9,902	$2,298	$(23,073)

Total assets at period end	$1,546,457	$1,516,197	$1,553,087

Total loans at period end	886,481	848,928	874,696

Total deposits at period end	10,009,640	9,968,959	10,158,573

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $21.6 million in 2011 compared to 2010. The increase is a result of an improved deposit mix with a higher percentage of non-interest-bearing deposits and reduced deposit costs. The provision for loan and lease losses increased $3.7 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $9.0 million in 2011 compared to 2010. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter of 2010 and the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011. The impact of these regulatory reductions of fee revenue was partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter of 2010 and revised overdraft pricing in September of 2011. Non-interest expense decreased $2.1 million in 2011 compared to 2010. The decrease is a result of completing the consolidation of 16 branches throughout 2011. Total loans increased $37.6 million for the year ended December 31, 2011, compared to December 31, 2010. The increase reflects increases in loan originations due to the buildout from the business banker staff additions. Total deposits increased $40.7 million for the year ended December 31, 2011, compared to December 31, 2010, due to growth in consumer and business core transaction balances.

Net interest income increased $55.8 million in 2010 compared to 2009. The increase is a result of an improved deposit mix that includes a higher percentage of non-interest-bearing deposits and reduced deposit costs on money market and time deposits. The provision for loan and lease losses decreased $9.8 million in 2010 compared to 2009. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $11.0 million in 2010 compared to 2009. The decrease is primarily due to a decline in customer overdraft fees associated with the implementation of Regulation E during the third quarter of 2010. Non-interest expense increased $12.7 million in 2010 compared to 2009. The increase is a result of expanded staffing to support Webster’s implementation of extended hours in 89 branch locations and the hiring of additional business bankers in the Company’s small business banking unit. FDIC insurance costs reflected increased participation in the TAGP program through June 30, 2010. Total loans decreased $25.8 million for the year ended December 31, 2010, compared to December 31, 2009. The decrease reflects increases in loan payoffs associated with low interest rate environment and a general de-leveraging by the customer base. Total deposits decreased $189.6 million for the year ended December 31, 2010, compared to December 31, 2009. The decrease in deposits is a result of promotional CD maturities during 2010 and customers opting not to renew at current rates. Several significant changes were made in the Retail Banking segment in 2010. The Company implemented Regulation E, which negatively impacted the level of deposit fees earned by the segment. In response, retail implemented a redesigned line of checking products that is expected to reduce the number of free checking accounts, partially offsetting decreased fee revenues, rolled-out a mobile banking offering and launched a new initiative to optimize expenses in the branch network during the fourth quarter. Finally, the focus on small business banking was supported by the hiring of eleven small business bankers and a new head of the business unit.

Consumer Finance

Consumer Finance includes residential mortgage and consumer lending, including home equity loans and lines of credit, as well as mortgage banking activities.

Table 10: Consumer Finance results for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net interest income	$107,271	$101,958	$102,837
Provision for loan and lease losses	31,104	68,214	141,924

Net interest income (loss) after provision	76,167	33,744	(39,087)
Non-interest income	9,449	11,218	12,854
Non-interest expense	63,788	65,153	62,902

Income (loss) before income taxes	21,828	(20,191)	(89,135)
Income tax expense (benefit)	6,101	(3,100)	(36,538)

Loss before noncontrolling interest	15,727	(17,091)	(52,597)
Noncontrolling interest	(1)	3	22

Net income (loss)	$15,728	$(17,094)	$(52,619)

Total assets at period end	$5,869,028	$5,912,862	$6,047,472

Total loans at period end	5,727,829	5,756,723	5,923,260

Total deposits at period end	37,115	35,465	29,590

(a)	Reclassified to conform to the 2011 presentation. The consumer liquidating portfolio was not established as a separate operating unit until April 2010, as part of the presentation for 2010, the consumer liquidating portfolio for the three months ended March 31, 2010 has not been reclassified to conform to the 2011 presentation. As part of the presentation for 2009, the consumer liquidating portfolio for the year ended December 31, 2009 has not been reclassified to conform to the 2011 presentation, and total assets at December 31, 2009 has not been reclassified to conform to the 2011 and 2010 presentations.

Net interest income increased $5.3 million in 2011 compared to 2010. The increase is directly related to an increase in loan spreads which offsets a small decrease in earning assets. The provision for loan and lease losses decreased $37.1 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $1.8 million in 2011 compared to 2010. The decrease is primarily attributed to a one-time legal settlement received in 2010. Higher loan prepayment activity in 2011 led to increased amortization of mortgage servicing assets which, coupled with decreased credit card fee income also contributed to the decrease in non-interest income. Non-interest expense decreased $1.4 million in 2011 compared to 2010. The decrease is primarily the result of decreases in loan workout expenses and foreclosed asset expense. Total assets decreased $43.8 million for the year ended December 31, 2011, compared to December 31, 2010. The decrease is due to a decrease of $28.9 million in total loans primarily related to principal repayments which offset loan originations compared to 2010.

Net interest income decreased $0.9 million in 2010 compared to 2009. The decrease is related to a decrease in earning assets which was partially offset by an increase in loan spreads. The provision for loan and lease losses decreased $73.7 million in 2010 compared to 2009. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $1.6 million in 2010 compared to 2009. The decrease is related to decreased mortgage banking revenues due to decline in the volume of loans sold to third parties. The impact of declining volumes was offset in part by increases in spreads and thus average prices for the loans sold. Non-interest expense increased $2.3 million in 2010 compared to 2009. The increase is primarily due to an increase in loan related expenses tied to increased loan originations compared to 2009. Total assets decreased $134.6 million for the year ended December 31, 2010, compared to December 31, 2009. After the effect of approximately $280 million total assets, primarily loans, were reclassified to another segment during 2010, loans increased $78.3 million for the year ended December 31, 2010, compared to December 31, 2009, due primarily to an increase in refinancing activity compared to the prior period. The Consumer Finance division benefited from consumers refinancing as a result of the low interest rate environment. Total loans of $1.2 billion were originated in the segment and were offset by a general de-leveraging by the borrowers.

Other

Other includes HSA Bank and Private Banking.

HSA Bank is a bank custodian of health savings accounts. These accounts are required for high deductible health plans offered by employers or directly to consumers.

Private Banking serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services.

Table 11: Other results for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net interest income	$25,437	$18,545	$12,762
Provision (benefit) for loan and lease losses	398	(902)	(507)

Net interest income after provision	25,039	19,447	13,269
Non-interest income	24,199	20,862	19,055
Non-interest expense	40,898	36,601	35,986

Income (loss) before income taxes	8,340	3,708	(3,662)
Income tax expense (benefit)	2,331	569	(1,501)

Net income (loss)	$6,009	$3,139	$(2,161)

Total assets at period end	$245,554	$203,707	$215,573

Total loans at period end	223,787	177,392	184,519

Total deposits at period end	1,139,923	940,350	750,075

(a)	Reclassified to conform to the 2011 presentation.

Net interest income increased $6.9 million in 2011 compared to 2010. The increase was due to a $6.1 million growth in HSA, while higher loan spreads in private banking resulted in growth of $0.8 million. Non-interest income increased $3.3 million in 2011 compared to 2010, primarily due to increases in HSA deposit service fees and, to a lesser extent, fees from increased private banking investment accounts. Non-interest expense increased $4.3 million in 2011 compared to 2010, primarily as a result of higher compensation and processing costs primarily due to growth in deposits as well as acquisition of new accounts in private banking. Total deposits increased $199.6 million for the year ended December 31, 2011, compared to December 31, 2010, as a result of the HSA growth.

Net interest income increased $5.8 million in 2010 compared to 2009. The increase was primarily due to the growth in HSA deposits. Non-interest income increased $1.8 million in 2010 compared to 2009, primarily due to increases in deposit service fees on HSA deposits. Non-interest expense increased $0.6 million in 2010 compared to 2009, as a result of higher FDIC insurance, compensation and processing costs due to growth in deposits as well as acquisition of new accounts. The increase in FDIC insurance costs also reflected increased participation in the TAGP program through June 30, 2010. Total HSA deposits increased $190.3 million for the year ended December 31, 2010, compared to December 31, 2009.

Table 12: Reconciliation of business segments’ net income (loss) to consolidated net income (loss) for the years ended December 31,

(In thousands)	2011	2010 (a)	2009 (a)
Net income (loss) from business segments before income taxes	$166,680	$35,667	$(212,739)
Adjustments:
Corporate Treasury unit	(4,984)	10,717	11,592
Allocation of provision for loan and lease losses	1,978	(11,607)	(3,503)
Allocation of net interest income	39,357	61,943	71,978
Allocation of non-interest income	4,056	22,569	19,505
Allocation of non-interest expense	247	(34,767)	(17,446)

Total adjustments	40,654	48,855	82,126
Income (loss) from continuing operations before income taxes	207,334	84,522	(130,613)
Income tax expense (benefit)	57,951	12,358	(53,424)
Income (loss) from continuing operations	149,383	72,164	(77,189)
Income from discontinued operations, net	1,995	94	302
Less: Net (loss) income attributable to non-controlling interests	(1)	3	22

Net income (loss) attributable to Webster Financial Corporation	$151,379	$72,255	$(76,909)

(a)	Reclassified to conform to the 2011 presentation.

Financial Condition

Webster had total assets of $18.7 billion and $18.0 billion at December 31, 2011 and 2010, respectively.

Total loans and leases, net, of $11.0 billion, with allowance for loan and lease losses of $0.2 billion at December 31, 2011, increased $0.3 billion when compared to total loans and leases, net, of $10.7 billion, with allowance for loan and lease losses of $0.3 billion at December 31, 2010. Total deposits of $13.7 billion at December 31, 2011 were essentially flat when compared to December 31, 2010. Non-interest-bearing deposits increased 11.6% while interest-bearing deposits decreased 1.8% during the period, which is consistent with the Company’s focus on growing non-interest-bearing accounts in its Retail, Small Business, Commercial and Government lines of business. As a result, Webster’s loan-to-deposit ratio of 82.2% at December 31, 2011 increased slightly as compared to 81.0% at December 31, 2010.

At December 31, 2011, Webster Financial Corporation’s total equity was $1.8 billion, an increase of $76.5 million from December 31, 2010. Changes in equity for the year ended December 31, 2011 consisted of an increase for net income of $151.4 million, which was partially offset by other comprehensive loss of $46.5 million, $14.0 million of dividends to common shareholders and $3.3 million of dividends to preferred shareholders, and a decrease of $16.3 million for repurchase of common stock warrants. At December 31, 2011, the tangible capital ratio was 7.16% compared to 6.97% at December 31, 2010. See Note 13 – Regulatory Matters in the Notes to Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster, either directly or through Webster Bank, maintains through the Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into three major categories: available for sale, held-to-maturity and trading. At December 31, 2011, the combined investment securities portfolios of Webster and Webster Bank totaled $5.8 billion. On a tax-equivalent basis, the yield in the securities portfolio for the year ended December 31, 2011 was 4.16% as compared to 4.32% for the year ended December 31, 2010. At December 31, 2011, Webster Bank’s portfolio consisted primarily of mortgage-backed and municipal securities held-to-maturity and mortgage-backed securities available for sale and

Webster’s portfolio consisted primarily of equity securities available for sale. See Note 3 – Investment Securities in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 16 – Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information concerning derivative financial instruments.

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

Investment Securities

Total investment securities at December 31, 2011 increased by $362.3 million from December 31, 2010. The available for sale securities portfolio increased by $461.0 million primarily from purchases of short duration agency CMOs with limited extension risk and good liquidity, while the held-to-maturity portfolio which typically contains longer duration securities, decreased by $98.7 million primarily due to cash flow exceeding purchases. The purchase of shorter duration securities during 2011 was intended to reduce longer term exposure to rising interest rates.

Table 13: Comparison of amortized cost, fair value and carrying value of investment securities at December 31, 2011 and 2010:

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)	Amortized cost (a)(b)			Carrying value			Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	—	—	—	—	—	—	—
Agency collateralized mortgage obligations (“CMOs”)—GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
Mortgage-backed securities—GSE	502,389	25,079	(158)	527,310	—	—	527,310
Commercial mortgage-backed securities (“CMBS”)	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency collateralized mortgage obligations (“CMOs”)—GSE	733,889	—	—	733,889	20,555	—	754,444
Mortgage-backed securities—GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Commercial mortgage-backed securities (“CMBS”)	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

	At December 31, 2010
		Recognized in OCI			Not Recognized in OCI
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)	Amortized cost (a)(b)			Carrying value			Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”)—GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities—GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (“CMBS”)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held-to-maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”)—GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities—GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (“CMBS”)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held-to-maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

Table 14: Investment securities portfolio composition and maturity at December 31, 2011.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)	Amount	Weighted Average Yield (a)
Available for sale:
U.S. Treasury Bills	$200	0.12%	$—	—	$—	—	$—	—	$200	0.12%
Agency collateralized mortgage obligations (“CMOs”)—GSE	—	—	—	—	11,242	1.45%	1,929,000	2.40%	1,940,242	2.40%
Pooled trust preferred securities	—	—	—	—	—	—	28,998	2.02%	28,998	2.01%
Single issuer trust preferred securities	—	—	—	—	—	—	38,214	1.90%	38,214	1.89%
Mortgage-backed securities—GSE	—	—	—	—	—	—	527,310	4.82%	527,310	4.82%
Commercial mortgage-backed securities	—	—	—	—	14,957	6.49%	315,396	5.50%	330,353	5.54%

Total available for sale	$200	0.12%	$—	—	$26,199	4.33%	$2,838,918	3.18%	$2,865,317	3.19%

Held-to-maturity:
Municipal bonds and notes	$23,390	1.19%	$9,860	3.97%	$83,159	4.33%	$529,949	4.46%	646,358	4.32%
Agency collateralized mortgage obligations (“CMOs”)—GSE	—	—	—	—	—	—	733,889	2.65%	733,889	2.65%
Mortgage-backed securities—GSE	—	—	—	—	159,970	4.22%	1,251,038	4.58%	1,411,008	4.54%
Commercial mortgage-backed securities	—	—	—	—	—	—	158,451	3.91%	158,451	3.91%
Private Label MBS	—	—	—	—	24,021	4.61%	—	—	24,021	4.61%

Total held-to- maturity	$23,390	1.19%	$9,860	3.97%	$267,150	4.29%	$2,673,327	3.99%	$2,973,727	3.99%

Total investment securities	$23,590	1.18%	$9,860	3.97%	$293,349	4.29%	$5,512,245	3.57%	$5,839,044	3.60%

(a)	Yields are not presented on a fully tax-effected basis

For the year ended December 31, 2011, the Federal Reserve has kept the Fed Funds rate flat at or below 0.25%. Credit spreads remained volatile as global economic and financial market uncertainty persisted. As a result, yields declined on U.S. Treasury securities and other benchmark interest rates which were generally positive for the portfolio.

For the year ended December 31, 2011, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $662.7 million in investment securities (including held-to- maturity securities) at fair value that had been in an unrealized loss position at December 31, 2011. Approximately $587.7 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $75.0 million, was in an unrealized loss position for twelve months or longer. The total unrealized loss was $51.4 million at December 31, 2011.These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At December 31, 2011, available for sale investment securities with a carrying value of $2.8 million had deferred the payment of interest; therefore, the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 3 – Investment Securities in the Notes to Consolidated Financial Statements included elsewhere in this report.

Loans and Leases

Table 15: Loan and lease portfolio composition at December 31,

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential:
1-4 family	$3,163,465	28.2	$3,093,425	28.1	$2,825,938	25.6	$2,939,025	24.2	$3,440,056	27.5
Permanent NCLC	21,265	0.2	24,644	0.2	36,790	0.3	58,625	0.4	N/A	N/A
Construction	29,083	0.3	22,629	0.2	27,408	0.2	42,138	0.3	106,553	0.9
Liquidating construction	1	0.0	1	0.0	4,817	0.1	18,735	0.2	83,253	0.7

Total residential	3,213,814	28.7	3,140,699	28.5	2,894,953	26.2	3,058,523	25.1	3,629,862	29.1

Consumer:
Home equity loans	2,554,879	22.8	2,627,233	23.8	2,745,154	24.9	2,952,366	24.2	2,844,094	22.8
Liquidating portfolio	147,553	1.3	176,576	1.6	219,125	2.0	283,645	2.3	340,662	2.7
Other consumer	37,506	0.3	31,468	0.3	27,590	0.2	28,886	0.3	32,498	0.3

Total consumer loans	2,739,938	24.4	2,835,277	25.7	2,991,869	27.1	3,264,897	26.8	3,217,254	25.8

Commercial:
Commercial non-mortgage	1,939,629	17.3	1,653,733	15.0	1,505,181	13.7	1,795,738	14.7	1,736,644	13.9
Asset-based loans	454,078	4.0	455,290	4.1	527,187	4.8	753,143	6.2	793,023	6.4

Total commercial loans	2,393,707	21.3	2,109,023	19.1	2,032,368	18.5	2,548,881	20.9	2,529,667	20.3

Commercial real estate:
Commercial real estate	2,274,110	20.3	2,064,603	18.7	1,921,685	17.4	1,908,312	15.7	1,635,385	13.1
Commercial construction	73,769	0.6	74,696	0.7	148,173	1.4	165,610	1.3	185,983	1.5
Residential development	39,765	0.3	59,832	0.5	114,586	1.0	161,553	1.3	242,039	1.9

Total commercial real estate	2,387,644	21.2	2,199,131	19.9	2,184,444	19.8	2,235,475	18.3	2,063,407	16.5

Equipment financing loans and leases	469,679	4.2	702,233	6.4	886,892	8.0	1,022,718	8.4	970,857	7.8

Net unamortized premiums	8,132	0.1	10,064	0.1	12,512	0.1	14,580	0.1	18,055	0.1
Net deferred costs	12,490	0.1	21,770	0.3	30,400	0.3	41,211	0.4	46,841	0.4

Total loans	11,225,404	100.0	11,018,197	100.0	11,033,438	100.0	12,186,285	100.0	12,475,943	100.0

Less: allowance for loan and lease losses	(233,487)		(321,665)		(341,184)		(235,329)		(188,086)

Loans and leases, net	$10,991,917		$10,696,532		$10,692,254		$11,950,956		$12,287,857

Table 16: Contractual maturities and interest-rate sensitivity of selected loan and lease categories at December 31, 2011.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Contractual Maturity
Residential:
1-4 family	$1,719	$28,402	$3,133,344	$3,163,465
Permanent NCLC	825	—	20,440	21,265
Construction	129	—	28,954	29,083
Liquidating construction	—	—	1	1

Total residential	2,673	28,402	3,182,739	3,213,814

Consumer:
Home equity loans	2,358	28,414	2,524,107	2,554,879
Liquidating portfolio	—	25	147,528	147,553
Other consumer	1,475	17,271	18,760	37,506

Total consumer loans	3,833	45,710	2,690,395	2,739,938

Commercial:
Commercial non-mortgage	378,748	1,331,769	229,112	1,939,629
Asset-based loans	90,869	363,209	—	454,078

Total commercial loans	469,617	1,694,978	229,112	2,393,707

Commercial real estate:
Commercial real estate	372,444	916,977	984,689	2,274,110
Commercial construction	20,868	34,940	17,961	73,769
Residential development	26,357	13,408	—	39,765

Total commercial real estate loans	419,669	965,325	1,002,650	2,387,644

Equipment financing loans and leases	50,057	396,625	22,997	469,679

Total	$945,849	$3,131,040	$7,127,893	$11,204,782

Interest-Rate Sensitivity
Fixed rate	$196,215	$911,531	$3,322,166	$4,429,912
Variable rate	749,634	2,219,509	3,805,727	6,774,870

Total	$945,849	$3,131,040	$7,127,893	$11,204,782

The contractual maturities are expected gross receipts from borrowers. The balances of the contractual maturities reflected in Table 16 do not include $8.1 million in net unamortized premiums and $12.5 million in net deferred costs.

Loan and Lease Portfolio

At December 31, 2011 total loans, net, was $11.0 billion compared to $10.7 billion at December 31, 2010. The allowance for loan losses decreased $88.2 million to $233.5 million at December 31, 2011 from $321.7 million at December 31, 2010.

Commercial loans (including commercial real estate) represented 46.7% of the loan portfolio at December 31, 2011, an increase from 45.4% at December 31, 2010 and an increase from 46.3% at December 31, 2009. Residential mortgage loans increased to 28.7% of the loan portfolio at December 31, 2011, up from 28.5% at December 31, 2010 and from 26.2% at December 31, 2009. The remaining portion of the loan portfolio consisted of small business loans and consumer loans, principally home equity loans and lines of credit.

The following discussion highlights the lending activities in the various portfolios during the years ended December 31, 2011 and 2010. The loan balances disclosed for the various portfolios are inclusive of loan premiums, discounts and deferred fees.

COMMERCIAL BANKING

The loan portfolio of the Commercial Banking group totaled $4.3 billion at December 31, 2011 and $4.1 billion December 31, 2010. The following provides information regarding the components of the Commercial Banking group.

Middle Market Banking

The Middle Market group delivers Webster’s broad range of financial services to a diversified group of companies with revenues greater than $10 million, primarily privately held companies located within New England. Typical loan facilities include lines of credit for working capital, term loans to finance purchases of equipment and commercial real estate loans for owner-occupied buildings. The Middle Market loan portfolio was $1.2 billion at December 31, 2011 compared to $916.6 million at December 31, 2010. Total Middle Market new originations were $527.3 million in 2011, compared to $480.2 million in 2010. The increase in new loan originations is attributable to expanded business development efforts and the addition of business development officers, as well as geographic expansion to Boston, among other factors.

Commercial Real Estate Lending

The Commercial Real Estate group provides variable rate and fixed rate financing alternatives (primarily in New England, New York, New Jersey and Pennsylvania) for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The Commercial Real Estate portfolio totaled $1.6 billion at December 31, 2011 compared to $1.5 billion at December 31, 2010. Total new loan originations for the Commercial Real Estate portfolio were $407.2 million in 2011 compared to $193.7 million in 2010.

Asset-Based Lending

Webster Business Credit Corporation (“WBCC”) is Webster Bank’s asset-based lending subsidiary with headquarters in New York, New York and regional offices in the Northeast. Asset-based loans are generally secured by accounts receivable and inventories of the borrower and, in some cases, also include additional collateral such as property and equipment. The WBCC loan portfolio was $456.4 million at December 31, 2011 compared to $455.2 million at December 31, 2010. Total new loan originations for the asset-based lending portfolio were $207.8 million in 2011 compared to $70.0 million in 2010.

Equipment Financing

Webster Capital Finance, Inc. is Webster Bank’s equipment financing subsidiary headquartered in Farmington, Connecticut and focuses its business development primarily in the Northeastern United States. It transacts business with end users of equipment, either by soliciting this business on a direct basis or through referrals from various equipment manufacturers, dealers and distributors with whom it has relationships. At December 31, 2011, the equipment financing portfolio was $474.8 million compared to $710.9 million at December 31, 2010. Total new loan originations for Webster Capital Finance, Inc. were $77.7 million in 2011 compared to $183.3 million in 2010. The significant decline in loan balances primarily reflects the planned shift from a previously national focus to a Northeast focus over the past two years.

Industry Segment Banking

The Industry Segment Banking group delivers a broad range of financial services to the business segments where Webster Bank has specialty market knowledge (media, communications, and business services). It conducts its business development primarily in the Northeast with companies and sponsors. The Industry Segment Banking loan portfolio was $577.3 million at December 31, 2011 compared to $479.8 million at December 31, 2010. The growth was attributed to continued strong origination activity with slower prepaid speeds. Total Industry Segment new loans originated were $265.3 million in 2011 compared to $239.8 million in 2010.

Commercial Loans with Interest Reserves

At December 31, 2011 and 2010, there were six and two construction-related loans, respectively, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $67.4 million and $38.9 million, and the loans had outstanding balances of $14.9 million and $14.0 million at December 31, 2011 and 2010, respectively. Contractually committed interest reserves for this loan type totaled $2.2 million and $2.3 million at December 31, 2011 and 2010, respectively. Interest income of $1.0 million and $3.0 million was recognized during the years ended December 31, 2011 and 2010, respectively. The six loans are performing under the original terms as of December 31, 2011.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At December 31, 2011 and 2010, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

RETAIL BANKING

Business and Professional Banking

Webster’s small business banking division (“BPB”) offers a full array of credit and deposit-related cash management products targeted to small business and professional service firms with annual revenues up to $10 million. BPB works to build full customer relationships through branch-based efforts and directly through business bankers. At December 31, 2011, the BPB loan portfolio was $885.3 million compared to $847.5 million at December 31, 2010. Total new loan originations and credit lines for BPB were $269.4 million in 2011 compared to $128.2 million in 2010.

CONSUMER FINANCE

Residential Mortgage Lending and Mortgage Banking

For the year ended December 31, 2011, new residential mortgage loan originations totaled $508.8 million compared to $770.3 million for the year ended December 31, 2010. Beginning in November 2010 through the first six months of 2011, mortgage interest rates increased from historic lows, which influenced a sharp decline in mortgage refinance application activity. This decline in applications resulted in an overall decrease in mortgage loan originations funded in 2011 when compared to the same periods in 2010. The residential mortgage loan continuing portfolio totaled $3.2 billion at December 31, 2011 compared with $3.1 billion at December 31, 2010. At December 31, 2011, approximately $947.2 million, or 29.4%, of the portfolio consisted of adjustable rate loans. Adjustable rate mortgage loans are offered at initial interest rates discounted from the fully-indexed rate. At December 31, 2011, approximately $2.3 billion, or 70.6%, of the residential mortgage loan continuing portfolio consisted of fixed rate loans.

Consumer Lending

Consumer finance includes home equity loans and lines of credit and other consumer loans. At December 31, 2011, consumer loans within the continuing portfolio totaled $2.6 billion compared to $2.7 billion at December 31, 2010. At December 31, 2011, consumer loans within the liquidating portfolio totaled $147.6 million compared to the December 31, 2010 balance of $176.6 million. The decline in the liquidating portfolio reflects pay down activity and charge-offs taken during 2011. Total new loan originations and funding of new credit lines increased to $544.4 million in 2011 compared $200.4 million in 2010.

Other

Private Banking

Webster Financial Advisors (“WFA”) is part of Webster Bank’s private bank that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services. At December 31, 2011 and December 31, 2010, there were approximately $1.9 billion of client assets under management and administration. These assets are not included in the Condensed Consolidated Financial Statements. WFA provides customized lines of credit, term loans and customer lending products to its clients. At December 31, 2011, the WFA loan portfolio was $223.7 million compared to $177.4 million at December 31, 2010. Webster Financial Advisors originated $71.6 million in loans in 2011 compared to $31.9 million in 2010.

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

The following table summarizes asset quality information for the past five years.

Table 17: Asset Quality at December 31,

	2011			2010			2009			2008			2007
(Dollars in thousands)	Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
Non-accrual loans and leases (1)	$111,360	57.7		$177,742	58.9		$268,699	66.8		$220,592	83.8		$94,842	78.3
Non-accrual restructured loans and leases (1)	76,719	39.7		95,831	31.7		104,278	26.0		11,974	4.6		18,061	14.9
Foreclosed and repossessed assets	4,968	2.6		28,231	9.4		28,988	7.2		30,623	11.6		8,169	6.8

Non-performing assets	$193,047	100.0		$301,804	100.0		$401,965	100.0		$263,189	100.0		$121,072	100.0

Loans and leases 90 days or more past due and still accruing (1)	$724			$91			$286			$1,110			$1,891
Asset Quality Ratios:
Non-accrual and restructured loans as a percentage of total loans and leases		1.68%			2.48%			3.38%			1.91%			0.90%
Non-performing assets as a percentage of:
Total assets		1.03			1.67			2.27			1.50			0.70
Total loans and leases plus foreclosed property		1.72			2.73			3.63			2.15			0.97
Net charge-offs as a percentage of average loans and leases		1.00			1.23			1.68			1.09			0.20
Allowance for loan and lease losses as a percentage of total loans and leases		2.08			2.92			3.09			1.93			1.51
Ratio of allowance for loan and lease losses to:
Net charge-offs		2.11	x		2.39	x		1.74	x		1.70	x		7.48	x
Non-accrual and non-accrual restructured loans and leases		1.24			1.18			0.91			1.01			1.67

(1)	Non-accrual balances exclude the impact of deferred costs and unamortized premiums.

Non-performing Assets

The following table provides additional information regarding Webster’s non-performing assets for the past five years.

Table 18: Non-performing assets at December 31,

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$76,249	2.41	$91,556	2.96	$96,856	3.43	$48,281	1.64	$22,352	0.65
Permanent NCLC	4,584	21.56	6,724	27.28	12,485	33.94	4,221	7.20	—	—
Construction	1,219	4.19	849	3.75	226	0.82	—	—	—	—
Liquidating portfolio-NCLC	—	—	—	—	4,233	87.88	13,402	71.53	22,797	27.38

Total residential	82,052	2.55	99,129	3.16	113,800	3.93	65,904	2.15	45,149	1.24

Consumer:
Home equity loans	24,943	0.98	34,456	1.31	38,636	1.41	29,744	1.01	14,358	0.50
Liquidating portfolio-home equity loans	5,091	3.45	9,722	5.51	16,248	7.41	16,938	5.97	7,126	2.09
Other consumer	116	0.31	119	0.38	119	0.43	195	0.68	97	0.30

Total consumer	30,150	1.10	44,297	1.56	55,003	1.84	46,877	1.44	21,581	0.67

Commercial:
Commercial non-mortgage	27,884	1.44	34,365	2.08	56,764	3.77	32,915	1.83	23,068	1.33
Asset-based loans	1,880	0.41	7,832	1.72	13,850	2.63	17,072	2.27	3,736	0.47

Total commercial	29,764	1.24	42,197	2.00	70,614	3.47	49,987	1.96	26,804	1.06

Commercial real estate:
Commercial real estate	32,197	1.42	41,134	1.99	16,900	0.88	8,032	0.42	8,523	0.52
Commercial construction	—	—	10,856	14.53	39,244	26.49	—	—	—	—
Residential development	6,762	17.01	15,478	25.87	47,264	41.25	48,628	30.10	4,373	1.81

Total commercial real estate	38,959	1.63	67,468	3.07	103,408	4.73	56,660	2.53	12,896	0.62

Equipment financing loans and leases	7,154	1.52	20,482	2.92	30,152	3.40	13,138	1.28	6,473	0.67

Total non-performing loans and leases	$188,079	1.68	$273,573	2.49	$372,977	3.39	$232,566	1.92	$112,903	0.91

Foreclosed and repossessed assets:
Residential and consumer	2,752		$6,731		$9,148		$3,107		$5,462
NCLC/Consumer	132		444		1,697		4,648		496
Commercial	2,084		21,056		18,143		22,868		2,211

Total foreclosed and repossessed assets	$4,968		$28,231		$28,988		$30,623		$8,169

Total non-performing assets	$193,047		$301,804		$401,965		$263,189		$121,072

(1)	Balances exclude the impact of deferred costs and unamortized premiums.
(2)	Represent the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal.

Non-performing loans and leases were $188.1 million at December 31, 2011 compared to $273.6 million at December 31, 2010. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans and leases plus foreclosed and repossessed assets) totaled $193.0 million at December 31, 2011 compared to $301.8 million at December 31, 2010.

Interest on non-accrual loans at December 31, 2011, 2010 and 2009 that would have been recorded as additional interest income had the loans been current in accordance with their original terms approximated $13.8 million, $13.3 million and $20.0 million, respectively. See Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere within this report for information concerning the non-accrual loan policy.

Impaired Loans and Leases

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size for other loans, primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. At December 31, 2011, the recorded investment balance of impaired loans and leases totaled $495.3 million, including loans and leases of $338.9 million with an impairment allowance of $46.6 million. Of the $495.3 million in impaired loans and leases at December 31, 2011, $404.2 million were measured using the present value of expected cash flows, and $91.1 million were measured using the fair value of associated collateral. Approximately 48.4% of the $91.1 million of the collateral dependent loans at December 31, 2011 relied on current third party appraisals to assist in measuring impairment. At December 31, 2010, the recorded investment balance of impaired loans and leases totaled $569.1 million, including loans and leases of $363.0 million with an impairment allowance of $36.0 million. Of the $569.1 million in impaired loans and leases at December 31, 2010, $467.4 million were measured using the present value of expected cash flows and $101.7 million were measured using the fair value of associated collateral. Approximately 27.5% of the $101.7 million of the collateral dependent loans at December 31, 2010 relied on current third party appraisals to assist in measuring impairment. The $495.3 million of impaired loans and leases at December 31, 2011 included $444.3 million of TDRs. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

Any impaired loan for which no specific valuation allowance was necessary at December 31, 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and for historical experience with foreclosed real estate and repossessed asset sales to determine the estimated fair value of the collateral. Fair value is then compared to the loan balance. Any fair value shortfall is charged against the allowance for loan and lease losses. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge-offs may be incurred that reduce a loan balance below appraised value. Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation may be used if/when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. The twelve month timeframe reflects Webster’s desire to obtain an appraisal as close to the foreclosure date as possible to ensure compliance with the court’s guidelines, which generally require appraisals not more than 30-90 days old. Appraisals, which are performed by independent, licensed appraisers, are requested by the Appraisal Department. A licensed in-house appraisal officer or qualified reviewer reviews the appraisals when there is significant decline in property value, for foreclosed properties, for loans greater than 180 days past due and for loans over a certain threshold ($4 million for commercial loans and $0.4 million for residential and consumer loans). The Company’s appraisal officer or qualified reviewer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral. Subsequent to an appraisal, it may come to management’s attention that the value has declined further. In cases where this information is deemed reliable, a further impairment is recorded to reflect the reduction, thereby increasing the allowance for loan and lease losses.

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, or other concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case-by-case basis. Initially, all TDRs are reported as impaired. Generally, a TDR is classified as an impaired loan and a TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The recorded investment balance of TDRs was $444.3 million and $450.2 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the majority of the Company’s TDRs were on accrual status. TDRs on accrual status were $367.3 million and $352.9 million, while TDRs on non-accrual status were $77.0 million and $97.3 million at December 31, 2011 and 2010, respectively. Management has reviewed the potential TDR population from the beginning of 2011, under ASU No. 2011-02, to affirm the classification presented herewith. At December 31, 2011, approximately 76.0% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year. At December 31, 2011 and 2010, the allowance for loan and lease losses included specific reserves of $44.8 million and $30.7 million related to TDRs, respectively. For the years ended December 31, 2011 and 2010, Webster charged off $28.7 million and $10.3 million, respectively, for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $5.5 million and $18.4 million at December 31, 2011 and 2010, respectively. This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

The following table presents loans that have been restructured as TDRs for the past five years.

Table 19: Troubled debt restructurings at December 31,

(In thousands)	2011	2010	2009 (a)	2008 (a)	2007 (a)
Residential	$135,311	$122,514	$59,438	$3,698	$35
Consumer	36,629	32,158	12,453	473	—
Commercial	272,372	295,479	118,750	7,803	18,026

Total	$444,312	$450,151	$190,641	$11,974	$18,061

(a)	Loan balances exclude deferred fees, unamortized premiums and accrued interest.

See Note 4-Loans and Leases, Net in the Notes to Consolidated Financial Statements elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent Loans

The following table sets forth information regarding Webster’s delinquent loans, excluding loans held for sale and non-accrual loans for the past five years.

Table 20: Loans and leases past due 30 days or more and accruing income at December 31,

	2011		2010		2009		2008		2007
(Dollars in thousands)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)
Residential
1-4 family	$22,895	0.72	$20,987	0.68	$33,543	1.19%	$44,982	1.53%	$23,710	0.69%
Permanent NCLC	1,183	5.56	—	—	2,187	5.94	927	1.58	—	—
Construction	283	0.97	526	2.32	356	1.30	—	—	—	—
Liquidating NCLC	—	—	—	—	582	12.08	4,487	23.95	13,143	15.79
Consumer
Home equity loans	20,394	0.80	21,141	0.80	26,738	0.97	33,122	1.12	21,743	0.76
Liquidating portfolio-home equity loans	4,538	3.08	6,128	3.47	9,804	4.47	15,621	5.51	8,793	2.58
Other consumer	453	1.21	398	1.26	476	1.73	726	2.51	604	1.86
Commercial:
Commercial non-mortgage	4,619	0.24	5,201	0.31	7,871	0.52	15,817	0.88	8,821	0.51
Asset-based loans	—	—	—	—	—	—	3,676	0.49	4,470	0.56
Commercial real estate:
Commercial real estate	1,766	0.08	11,006	0.53	8,184	0.43	7,158	0.38	8,178	0.50
Residential development	—	—	194	0.32	551	0.48	2,096	1.30	3,876	1.60
Equipment financing loans and leases	4,800	1.02	7,937	1.13	10,641	1.20	9,860	0.96	5,644	0.58

Total loans and leases past due 30-89 days	$60,931	0.54	$73,518	0.67	$100,933	0.92	$138,472	1.14	$98,982	0.80

Past due 90 days or more and accruing:
Continuing portfolio
Commercial non-mortgage	$161	0.01	$91	0.01	$50	0.01	$459	0.03	$1,141	0.07
Commercial real estate	428	0.02	—	—	236	0.01	450	0.02	550	0.03
Residential development	135	0.34	—	—	—	—	201	0.12	200	0.08

Total loans past due 90 days and still accruing	$724		$91		$286		$1,110		$1,891

Total over 30-day delinquent loans	$61,655		$73,609		$101,219		$139,582		$100,873

(1)	Other past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.
(2)	Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

As previously noted, non-performing loans decreased as a percentage of the total loan portfolio at December 31, 2011. Similarly, non-performing assets, as a percentage of total assets, decreased compared to December 31, 2010. As a percentage of total loans, loans between 30 and 90 days delinquent were 0.54% and 0.67% at December 31, 2011 and December 31, 2010, respectively.

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

Management considers the adequacy of the allowance for loan and lease losses a critical accounting policy. The adequacy of the allowance for loan and lease losses is subject to assumptions and judgment used in its determination. Therefore, actual loan and lease losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These factors and conditions include economic conditions in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan and lease losses is adequate as of December 31, 2011, actual results may prove different and the differences could be significant.

Webster’s methodology for assessing the appropriateness of the allowance includes several key elements. The impaired loans analyzed and specifically reserved for are identified and segregated from the portfolio. The remaining loans are segmented into pools that are similar in type and risk characteristics. Historic risk portfolio performance data is collected over time and analyzed to support the segmentation and to use in the loss estimation process. This data includes historic delinquency, non-accrual and loss trend information, and loan default data.

Potential losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and specific allowances for impaired loans. The formula allowance is calculated by applying loss factors to the loan pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans affect the calculation of the allowance. Loss factors are based on Webster’s default and loss experience and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following are considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, and current market conditions.

The allowance for loan and lease losses incorporates the range of potential outcomes as part of the loss estimation process, as well as an estimate of loss associated with risks not captured in quantitative modeling and methodologies including, but not limited to: imprecision in loss estimate methodologies and models, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, uncertainty associated with industry trends, the economy and other external factors.

At December 31, 2011, the allowance for loan and lease losses was $233.5 million, or 2.08% of the total loan portfolio, and 124.0% of total non-performing loans and leases. This compares with an allowance of $321.7 million, or 2.92% of the total loan portfolio, and 117.1% of total non-performing loans and leases at December 31, 2010. Gross charge-offs for the year ended December 31, 2011 and 2010 were $129.3 million and $150.7 million, respectively, a decrease of $21.4 million compared to 2010. Gross charges for residential loans were $11.5 million and $17.0 million, respectively, for consumer loans, $53.0 million and $66.2 million, respectively, for commercial loans, $39.9 million and $31.6 million, respectively, for commercial real estate loans, $22.7 million and $19.1 million, respectively, and for equipment financing loans, $2.2 million and $16.8 million, respectively. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the year ended December 31, 2011. The decrease in the allowance for loan and lease losses year over year is a reflection of an improving risk profile of the loan portfolio driven by improved credit performance. The allowance for loan and lease losses does not include a reserve for unfunded credit commitments which is discussed in the following paragraph.

The allowance for credit losses analysis also includes consideration of the risks associated with unfunded loan commitments. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. The combination of ALLL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations in originations, the timing and volume of loan funding, as well as risk rating migration. At December 31, 2011, the reserve for unfunded credit commitments was $5.4 million compared to a reserve for unfunded credit commitments of $9.4 million at December 31, 2010.

Table 21: The following table provides detail of activity in the Company’s allowance for loan and lease losses for the years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Beginning balance	$321,665	$341,184	$235,329	$188,086	$147,719
Allowance for sold loans (a)	—	—	(469)	—	—
Provision	22,500	115,000	302,700	185,300	65,525
Charge-offs:
Residential	(11,524)	(16,991)	(20,013)	(31,264)	(10,422)
Consumer	(52,997)	(66,215)	(79,967)	(39,455)	(11,430)
Commercial	(39,933)	(31,570)	(58,978)	(34,679)	(7,518)
Commercial real estate	(22,721)	(19,139)	(17,140)	(34,029)	(117)
Equipment financing	(2,154)	(16,760)	(29,801)	(3,382)	(1,169)

Total charge-offs	(129,329)	(150,675)	(205,899)	(142,809)	(30,656)

Recoveries:
Residential	933	1,671	2,527	1,440	404
Consumer	5,449	4,637	3,199	943	1,600
Commercial	5,276	4,285	1,579	1,433	2,607
Commercial real estate	544	996	9	—	—
Equipment financing	6,449	4,567	2,209	936	887

Total recoveries	18,651	16,156	9,523	4,752	5,498

Net charge-offs	(110,678)	(134,519)	(196,376)	(138,057)	(25,158)

Ending balance	$233,487	$321,665	$341,184	$235,329	$188,086

Reserve for unfunded credit commitments:(b)
Beginning balance	$9,378	$10,105	$10,500	$9,500	$7,275
Provision	209	311	300	1,000	2,225
Benefit	(4,138)	(1,038)	(695)	—	—

Ending balance-reserve for unfunded credit commitments	$5,449	$9,378	$10,105	$10,500	$9,500

(a)	Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation (“BIC”) in November 2009.
(b)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of 2010, the provision is reflected as a component of non-interest expense.

Table 22: A summary of annualized net charge-offs (recoveries) to average outstanding loans and leases by category follows:

	2011	2010 (1)	2009	2008	2007
Net charge-offs
Residential	0.34%	0.51%	0.59%	0.83%	0.27%
Consumer	1.70	2.10	2.42	1.19	0.31
Commercial	1.53	1.34	2.47	1.27	0.19
Commercial real estate	0.99	0.85	0.77	1.51	0.01
Equipment financing	(0.73)	1.52	2.80	0.24	0.03

Total net charge-offs to total average loans and leases	1.00%	1.23%	1.68%	1.09%	0.20%

Table 23: Allocation of allowance for loan and lease losses by portfolio segment at December 31:

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	% (a)	Amount	% (a)	Amount	% (a)(b)	Amount	% (a)(b)	Amount	% (a)(b)
Residential	$34,565	1.1%	$30,792	1.0%	$26,895	0.9%	$23,578	0.8%	$22,588	0.6%
Consumer	67,785	2.5	95,071	3.3	102,017	3.4	57,665	1.7	43,476	1.3
Commercial	60,681	2.5	74,470	3.5	88,406	4.3	75,285	3.0	58,915	3.3
Commercial real estate	45,013	1.9	77,695	3.5	74,753	3.5	52,649	2.4	29,402	1.4
Equipment financing	8,943	1.9	21,637	3.0	29,113	3.2	9,355	0.9	8,960	0.9

Total allocated	$216,987	1.9	$299,665	2.7	$321,184	2.9	$218,532	1.8	$163,341	1.3
Unallocated	16,500		22,000		20,000		16,797		24,745

Total	$233,487	2.1%	$321,665	2.9%	$341,184	3.1%	$235,329	1.9%	$188,086	1.5%

(a)	Percentage represents the allocated allowance for loan and lease losses to the total loans outstanding within the comparable category.
(b)	Allowance for loan and lease losses for applicable loan categories has been reclassified to conform to the presentation required by ASU 2010-20.

The allowance, in the judgment of management, is necessary to provide for probable loan and lease losses inherent in the portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loss experience, current portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan and lease portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Deposits

Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 168 banking offices within our primary market area. Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.

Table 24: Daily average balances of deposits by type and weighted-average rates paid thereon at the dates indicated.

	Years ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average rate	Average Balance	Average rate	Average Balance	Average rate
Non-interest bearing:
Demand	$2,278,419		$1,789,161		$1,578,356
Interest-bearing:
Checking	1,436,405	0.12%	1,772,722	0.19%	1,647,543	0.23%
Health savings accounts	986,875	0.83	800,448	1.17	632,149	1.60
Money market	2,408,765	0.33	2,449,286	0.57	1,929,383	1.06
Savings	3,702,288	0.43	3,435,713	0.66	2,768,121	0.96
Time deposits	3,031,835	1.55	3,490,017	1.82	4,525,770	2.65

Total interest-bearing	$11,566,168	0.70%	$11,948,186	0.94%	$11,502,966	1.57%

Total average deposits	$13,844,587	0.58%	$13,737,347	0.82%	$13,081,322	1.38%

Average deposits increased $0.1 billion, or 1%, in 2011 as compared to 2010 and increased $0.7 billion, or 5%, in 2010 as compared to 2009. There has been an overall growth in deposits complemented by a shift in mix towards demand deposits which have been steadily increasing, up 27.3% in 2011 over a 13.4% increase in 2010.

Time deposits with a denomination of $100 thousand or more amounted to $1.0 billion, $1.0 billion and $1.3 billion and represented approximately 7.2%, 7.7% and 9.4% of total deposits at December 31, 2011, 2010 and 2009, respectively.

Table 25: Amount of time deposits with a denomination of $100 thousand or more at December 31, 2011, maturing during the periods indicated:

(In thousands)
Due within 3 months	$158,523
Due after 3 months and within 6 months	109,948
Due after 6 months and within 12 months	149,960
Due after 12 months	566,760

Total	$985,191

Borrowings

Webster is a member of the Federal Home Loan Bank of Boston, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster has satisfied its collateral requirement at December 31, 2011.

Borrowings, utilized as a source of funding for liquidity and interest rate risk management purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase (whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future). In addition, Webster will utilize term and overnight Federal funds to meet short-term liquidity needs. The Company also carries long-term debt which, at December 31, 2011, consists of subordinated notes maturing in 2013, senior notes maturing in 2014, and junior subordinated notes maturing between 2033 and 2037. On February 7, 2012, the Bank completed a fixed price cash tender offer for any and all of its outstanding Subordinated fixed-rate notes. See Note 25 – Subsequent Event in the Notes to Consolidated Financial Statements elsewhere in this report.

Table 26: Daily average balances of borrowings by type and weighted-average rates paid thereon at the dates indicated:

	Years ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average rate	Average Balance	Average rate	Average Balance	Average rate
FHLB advances	$569,987	2.52%	$567,711	3.11%	$697,711	3.62%
Securities sold under agreements to repurchase	919,761	1.74	813,433	1.93	860,268	2.18
Federal funds	122,656	0.14	75,753	0.21	175,934	0.20
Treasury, tax and loan	10,905	—	10,017	—	87,916	0.23
Long-term debt	565,331	4.36	586,546	4.30	628,145	4.03

Total average borrowings	$2,188,640	2.52%	$2,053,460	2.86%	$2,449,974	2.85%

Average borrowings increased $0.1 billion, or 7%, in 2011 as compared to 2010, and decreased $0.4 billion, or 16%, in 2010 as compared to 2009. The increase in 2011 as compared to 2010 was primarily due to utilization of securities sold under agreements to repurchase, up $0.1 billion, or 13%, and the decrease in 2010 as compared to 2009 was primarily due to reduced utilization of FHLB advances, down $0.1 billion, or 19%, and Federal funds down $0.1 billion or 57%.

See Note 9—Securities Sold under Agreements to Repurchase and Other Short-Term Borrowings, Note 10—Federal Home Loan Bank Advances and Note 11—Long-Term Debt in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information on the Company’s borrowings.

Table 27: Contractual obligations and commercial commitments at December 31, 2011.

Payments due by period in the following table are based on final maturity dates without consideration of early redemption.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$1,251,804	$751,400	$199,000	$145,934	$155,470
Senior notes	150,000	—	150,000	—	—
Subordinated notes	177,480	—	177,480	—	—
Junior subordinated debt	213,390	—	—	—	213,390
Securities sold under agreements to repurchase	941,706	291,706	200,000	50,000	400,000
Other borrowed funds	223,000	223,000	—	—	—
Operating leases	163,553	18,929	34,827	30,542	79,255
Purchase obligations	66,575	27,135	37,125	698	1,617

Total contractual cash obligations	$3,187,508	$1,312,170	$798,432	$227,174	$849,732

	Amount of Commitment Expirations Per Period
(In thousands)	Total amounts committed	Less than one year	1-3 years	3-5 years	After 5 years
Commercial Commitments:
Commitments to extend credit	$318,001	$318,001	$—	$—	$—
Unfunded commitments under existing lines and loans	3,390,816	38,236	269,185	374,291	2,709,104
Standby letters of credit	159,930	91,790	51,389	16,751	—
Commercial letters of credit	3,087	1,722	1,232	133	—

Totals	$3,871,834	$449,749	$321,806	$391,175	$2,709,104

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

Liquidity and Capital Resources

Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity at Webster and Webster Bank is actively managed and reviewed in order to maintain stable, cost effective funding to promote strength in its balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and from the ability to attract new deposits. Webster has a commitment to maintain a strong, increasing base of core deposits to support growth in its loan portfolios.

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income, net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 of this report. Webster Bank paid the Company $170.0 million in dividends during the year ended December 31, 2011. At December 31, 2011, there were $11.3 million of retained earnings available for the payment of dividends by the Bank to the Company.

During 2011 and 2010, a total of 86,835 shares and 92,582 shares, respectively, of common stock were repurchased at a cost of approximately $1.7 million and $1.7 million, respectively. All of the repurchases were done in the open market to fund equity compensation plans. See Note 12 – Shareholders’ Equity in the Notes to Consolidated Financial Statements for further information concerning stock repurchases.

On June 8, 2011, the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program (“CPP”), each representing the right to purchase one share of its common stock, $0.01 par value per share. The warrants have an exercise price of $18.28, expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. The Company did not receive any of the proceeds of the warrant offering; however, the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 272,643 warrants from the open market since the warrant offering. At December 31, 2011, 727,357 warrants were outstanding and exercisable.

At December 31, 2011 and 2010, FHLB advances outstanding totaled $1.3 billion and $0.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion and $1.3 billion at December 31, 2011 and 2010, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.6 billion at December 31, 2011 or used to collateralize other borrowings, such as repurchase agreements. At December 31, 2011, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.6 billion.

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2011, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2011, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The Bank exceeded these requirements since imposition and at December 31, 2011. See Note 13 – Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning regulatory capital.

The liquidity position of the Company is continuously monitored, and adjustments are made to balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity which, if implemented, would have a material adverse effect on the Company. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

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

For the year ended December 31, 2011, Webster Bank did not engage in any off-balance sheet transactions that would have or would be reasonably likely to have a material effect on its consolidated financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2011, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Earnings at risk is defined as the change in earnings (excluding provision and taxes) due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.

Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cash flow projections from the model are compared to market expectations for similar collateral types and adjusted based on experience with Webster Bank’s own portfolio. The model’s valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.

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

Cash flows for all instruments are created using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

Webster’s earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, mortgage servicing rights and derivative mark-to-market adjustments.

Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $47.1 million and $35.2 million and liabilities of $59.8 million and $37.8 million were recognized for the fair value of these derivatives at December 31, 2011 and 2010, respectively. See Note 1 – Summary of Significant Accounting Policies and Note 16 – Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual 100 and 200 basis point changes in interest rates over a twelve month period starting December 31, 2011 and December 31, 2010 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

Table 28: Earnings at risk to parallel changes in rates

	-200 BP	-100 BP	+100 BP	+200 BP
December 31, 2011	N/A	N/A	+1.2%	+3.4%

December 31, 2010	N/A	N/A	-0.1%	0.0%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is well within policy limits for all scenarios. The flat rate scenario at the end of 2011 and 2010 assumed a Fed funds rate of 0.25%. The decrease in earnings at risk to higher rates since prior year end is mainly due to shortening of assets from accelerated prepayments on residential mortgage assets, deposit mix change and extension of liabilities via long term-time deposits and borrowings as well as interest rate derivatives. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of low short-term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Operations in the period during which the change occurred.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s earnings for the subsequent twelve month period starting December 31, 2011 and December 31, 2010.

Table 29: Earnings at risk to non-parallel changes in rates.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100 BP	-50 BP	+50 BP	+100 BP	-100 BP	-50 BP	+50 BP	+100 BP
December 31, 2011	N/A	N/A	-2.2%	-3.7%	-9.1%	-4.5%	+3.9%	+7.6%

December 31, 2010	N/A	N/A	-2.7%	-4.5%	-9.4%	-4.3%	+3.1%	+5.3%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s earnings generally benefits from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short term interest rates has the opposite effect on earnings. Webster’s earnings generally benefits from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The decrease in earnings at risk to the short end of the yield curve moving up are due to the previously mentioned shortening of assets and extension of liabilities via deposit mix changes, long term time deposits and borrowings as well as interest rate derivatives. Webster is within policy for all scenarios.

Table 30: Market value sensitivity (Equity at risk).

	Book	Estimated Economic	Estimated Economic Value Change
(Dollars in thousands)	Value	Value	-100 BP	+100 BP
December 31, 2011
Assets	$18,714,340	$18,716,175	N/A	$(368,271)
Liabilities	16,868,566	16,781,406	N/A	(409,364)

Total	$1,845,774	$1,934,769	N/A	$41,093
Net change as % base net economic value				2.1%
December 31, 2010
Assets	$18,033,881	$18,000,818	N/A	$(448,459)
Liabilities	16,255,002	15,864,049	N/A	(330,678)

Total	$1,778,879	$2,136,769	N/A	$(117,781)
Net change as % base net economic value				(5.5)%

The above table includes interest-earning assets that are not directly impacted by changes in interest rates. Assets include available for sale equity securities of $9.4 million and $7.3 million as of December 31, 2011 and 2010, respectively, and FHLB and FRB stock of $143.9 million as of December 31, 2011 and 2010. See Note 3 – Investment Securities in the Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning investment securities. Values for mortgage servicing rights have been included in the tables above as movements in interest rates affect their valuation.

Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted average expected time to receive future cash flows. For floating rate instruments it can be thought of as the weighted average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have durations as short as one day and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability’s value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.

At the end of 2011, Webster’s net economic value was less sensitive to changing rates than in 2010. The change in sensitivity is mainly due to the shortening of assets from accelerated prepayments on residential mortgage assets, deposit mix change and extension of liabilities via long term time deposits and borrowings as well as interest rate derivatives.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was negative 0.8 years at the end of 2011. At the end of 2010, the duration gap was positive 0.1 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster’s net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration declining from 2.3 years to 1.9 years and liability duration rising from 2.2 years to 2.7 years for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at December 31, 2011 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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

Allowance for Loan and Lease Losses

Accounting policies related to the allowance for loan and lease losses are considered to be critical, as these policies involve judgment and estimation by management. The allowance for loan and lease losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable losses that are inherent within the existing Company’s portfolio of loans and leases as of the balance sheet date. The allowance, in the judgment of management, is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification (FASB ASC) topic 310, “Receivables” and allowance allocation calculated in accordance with FASB ASC Topic 450, “Contingencies”. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loss experience, current portfolio quality, present economic, political and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Fair Value Measurements

The Company measures many of its assets and liabilities on a fair value basis. In accordance with ASC 820. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-or-sale and trading securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825. Examples of these include impaired loans, long-lived assets, goodwill, and core deposit intangible assets as well as loans held for sale accounted for at the lower of cost or fair value.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable judgement may be involved in determining the amount that is most representative of fair value.

To increase consistency and comparability in fair value measures, ASC 820 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter, as a result assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.

The table below provides a description and the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 17 – Fair Value Measurements in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Table 31 — Fair Value Measurement of Financial Instruments

Financial Instrument	Hierarchy	Valuation Methodology

Trading Securities	Level 1	Consist of equity securities which have quoted prices.

Available for sale securities	Level 1	Consist of equity securities and U.S. Treasury securities which have quoted prices.

	Level 2	Consist of CMOs, single-issuer trust preferred securities, mortgage-backed securities and corporate bonds issued by GSEs for which quoted market prices are not available. The Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, credit information, and the respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing services’ assumptions and establishes processes to challenge pricing services’ valuations that appear unusual or unexpected.

	Level 3	Consist of pooled trust preferred securities and auction rate preferred securities. The Company uses an internally developed model to value pooled trust preferred securities. The various inputs to the model include actual and estimated deferral and default rates, and discount rates implied from observable market inputs. Auction rate preferred securities are valued at par as the portfolio positions decline and the Company continues to receive redemptions at full par value.

Derivative instruments	Level 2	Consist of interest rate swaps and Fed Funds futures contracts. These derivative instruments are valued using internally developed models that use readily observable market parameters.

Level 3 Analysis

At December 31, 2011, the fair value of the pooled trust preferred securities was $29.0 million, a decrease of $24.2 million from the fair value of $53.2 million at December 31, 2010. The decrease in fair value is due to sales of two securities, principal pay downs on another, and wider credit and liquidity spreads. During the year ended December 31, 2011, the Company sold two securities with an amortized cost of $5.0 million at a loss of $3.3 million. The gross unrealized loss of $23.6 million at December 31, 2011 is attributable to cumulative decreases in market interest rates, increases in liquidity spread premiums to reflect the inactive and illiquid nature of the trust preferred securities market at this time and changes in the underlying credit profile of issuers in each trust over the holding period. Since the end of 2010, the 30 year swap rate has declined 149 basis points, and credit spreads in general have increased. Over the course of 2011, the combination of these changes in interest rates and credit spreads, changes in the underlying securities cash flow projections, and a reduction in the overall size of the portfolio, account for the increase in unrealized losses of $9.1 million from December 31, 2010. For the year ended December 31, 2011, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non-credit related OTTI recognized in OCI during the year.

The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. Changes in discount rate assumptions, including benchmark rate and spread assumptions could have a direct impact on fair value. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

At December 31, 2011, auction rate preferred securities were valued at par as the portfolio positions decline and the Company continues to receive redemptions at full par value. The portfolio value is $1.0 million at December 31, 2011. Previously, the Company had been using a third party service to provide pricing. Based on observable increased redemption activity at full par value and the relatively insignificant value of this portfolio, these securities have not been valued by the third party service since March 31, 2011.

Valuation of Goodwill/Other Intangible Assets

The Company has recorded goodwill which represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not amortized and is instead tested for impairment, at least annually in accordance with ASC 350. On an annual basis, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company evaluates, periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; and internally developed forecasts to determine if its recorded goodwill may be impaired.

The recoverability of goodwill is a critical accounting policy that requires estimates in the preparation of the Consolidated Financial Statements. Determining the fair value of a reporting unit involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. The Company primarily relies on the income approach to arrive at an indicated range of fair value for the reporting units. The Company uses the comparable company method to corroborate the income approach indication of the fair value of equity of the reporting units, and included small to mid-sized banks based in the Northeast, with significant geographic or product line overlap to Webster and its reporting units. Webster calculated the following multiples for the selected comparable companies; core deposit premium, equity value-to-tangible book value, equity value-to-revenue and price-to-earnings per share. The selected multiple ranges were based on a range of 90% to 100% of the median multiples, subject to an adjustment factor and a global factor calculated based on the quantitative and qualitative differences between the comparable companies and the reporting units. During 2011, Webster changed its methodology for allocating capital to the reporting units from a methodology focused on operating risk and moved to a methodology that addresses market concerns, Basel III, and to fully allocate capital.

Goodwill impairment is determined using a two-step process. In “Step 1”, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. As of December 31, 2011, the Company does not expect it has any reporting units that are at risk of failing Step 1 of the goodwill impairment test, nor would recent legislation impact this expectation.

The Company has recorded other intangible assets relating to core deposits. The other intangible assets have a designated finite life and are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Income Taxes

Certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of deferred tax assets and the resolution of uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of deferred tax assets and resolution of uncertain tax positions could differ materially from the amounts recorded in the Consolidated Financial Statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns and for which a financial statement tax benefit has been recognized. The realization of deferred tax assets generally depends upon future sources of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established for those deferred tax assets determined not likely to be realized. As of December 31, 2011, a full valuation allowance has been established for the Connecticut portions of net state deferred tax assets, and for certain losses characterized as capital in nature for U.S. corporation income tax purposes, due to realization uncertainties.

As more fully described in the Notes to Consolidated Financial Statements, because the receipt of U.S. tax refunds approximating $55.5 million at December 31, 2011 is contingent upon the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation, interest that is otherwise applicable has not been recognized at December 31, 2011.

For more information about income taxes, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements elsewhere within this report.

Pension and Other Postretirement Benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions, and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. See Note 18 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements elsewhere within this report for further information.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webster Financial Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2009, the Company changed its method of accounting for other-than-temporary impairment of investment securities in connection with the adoption of new authoritative guidance under FASB ASC Topic 320.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 28, 2012

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$195,957	$159,849
Interest-bearing deposits	96,062	52,811
Trading securities, at fair value	—	11,554
Securities available for sale, at fair value	2,874,764	2,413,776
Securities held-to-maturity (fair value of $3,130,546 and $3,141,775)	2,973,727	3,072,453
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	143,874	143,874
Loans held for sale	57,391	52,224
Loans and leases	11,225,404	11,018,197
Allowance for loan and lease losses	(233,487)	(321,665)

Loans and leases, net	10,991,917	10,696,532
Deferred tax asset, net	105,665	107,029
Premises and equipment, net	147,379	157,724
Goodwill	529,887	529,887
Other intangible assets, net	15,690	21,277
Cash surrender value of life insurance policies	307,039	298,149
Prepaid FDIC premiums	37,946	57,548
Accrued interest receivable and other assets	237,042	259,194

Total assets	$18,714,340	$18,033,881

Liabilities and Equity:
Deposits:
Non-interest-bearing	$2,473,693	$2,216,987
Interest-bearing	11,182,332	11,391,798

Total deposits	13,656,025	13,608,785
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	1,091,477
Federal Home Loan Bank advances	1,252,609	768,005
Long-term debt	552,589	582,837
Accrued expenses and other liabilities	242,637	203,898

Total liabilities	16,868,566	16,255,002

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized—3,000,000 shares:
Series A issued and outstanding—28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized—200,000,000 shares Issued—90,709,350 and 90,688,879 shares	907	907
Paid-in capital	1,145,346	1,160,690
Retained earnings	865,427	741,870
Less: Treasury stock, at cost (3,493,915 and 3,830,050 shares)	(134,641)	(149,462)
Accumulated other comprehensive loss, net	(60,204)	(13,709)

Total Webster Financial Corporation shareholders’ equity	1,845,774	1,769,235

Non controlling interests	—	9,644

Total equity	1,845,774	1,778,879

Total liabilities and equity	$18,714,340	$18,033,881

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2011	2010	2009
Interest Income:
Interest and fees on loans and leases	$486,883	$493,244	$537,383
Taxable interest and dividends on securities	182,599	184,571	175,427
Tax-exempt interest and dividends on securities	29,006	29,862	31,203
Loans held for sale	1,235	970	2,077

Total interest income	699,723	708,647	746,090

Interest Expense:
Deposits	80,808	112,629	180,804
Securities sold under agreements to repurchase and other short-term borrowings	16,172	15,900	19,275
Federal Home Loan Bank advances	14,352	17,628	25,286
Long-term debt	24,623	25,219	25,339

Total interest expense	135,955	171,376	250,704

Net interest income	563,768	537,271	495,386
Provision for loan and lease losses	22,500	115,000	303,000

Net interest income after provision for loan and lease losses	541,268	422,271	192,386

Non-interest Income:
Deposit service fees	102,795	108,977	119,421
Loan related fees	20,237	20,286	22,177
Wealth and investment services	26,421	24,925	24,000
Mortgage banking activities	4,905	4,169	6,901
Increase in cash surrender value of life insurance policies	10,360	10,517	10,629
Gain on exchange of trust preferreds for common stock	—	—	24,336
Gain on early extinguishment of subordinated notes	—	—	5,993
Net (loss) gain on trading securities	(1,799)	12,045	—
Net gain (loss) on sale of investment securities	3,823	9,748	(13,810)
Total other-than-temporary impairment loss on securities	—	(14,445)	(40,064)
Less: Portion of loss recognized in other comprehensive income	—	8,607	11,587

Net impairment loss recognized in earnings	—	(5,838)	(28,477)
Other income	10,300	16,396	13,225

Total non-interest income	177,042	201,225	184,395

Non-interest Expense:
Compensation and benefits	262,647	245,343	236,167
Occupancy	53,866	55,634	55,522
Technology and equipment	60,721	62,855	60,926
Intangible assets amortization	5,588	5,588	5,743
Marketing	18,456	18,968	14,469
Professional and outside services	11,203	14,721	15,015
Deposit insurance	20,927	24,535	30,056
Litigation	(9,523)	22,476	—
Other expenses	87,091	88,854	89,496

Total non-interest expense	510,976	538,974	507,394

Income (loss) from continuing operations before income tax expense (benefit)	207,334	84,522	(130,613)
Income tax expense (benefit)	57,951	12,358	(53,424)

Income (loss) from continuing operations	149,383	72,164	(77,189)
Income from discontinued operations, net of tax	1,995	94	302

Net income (loss)	151,378	72,258	(76,887)
Less: Net (loss) income attributable to non controlling interests	(1)	3	22

Net income (loss) attributable to Webster Financial Corporation	151,379	72,255	(76,909)
Preferred stock dividends	(3,286)	(18,086)	(32,863)
Accretion of preferred stock discount and gain on extinguishment	—	(6,830)	23,243

Net income (loss) available to common shareholders	$148,093	$47,339	$(86,529)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, continued

	Years ended December 31,
(In thousands, except per share data)	2011	2010	2009
Net income (loss) per common share:
Basic
Net income (loss) from continuing operations	$1.67	$0.60	$(1.43)
Net income (loss) available to common shareholders	1.69	0.60	(1.42)
Diluted
Net income (loss) from continuing operations	1.59	0.57	(2.17)
Net income (loss) available to common shareholders	1.61	0.57	(2.16)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Non Controlling Interests	Total Equity
Balance, December 31, 2008	$616,326	$566	$733,487	$783,875	$(154,225)	$(105,910)	$9,619	$1,883,738
Prior period adjustment (Note 1)	—	—	—	(850)	—	—	—	(850)

Balance, December 31, 2008	$616,326	$566	$733,487	$783,025	$(154,225)	$(105,910)	$9,619	$1,882,888

Cumulative effect of change in accounting principle	—	—	—	11,431	—	(11,431)	—	—
Comprehensive income:
Net (loss) income	—	—	—	(76,909)	—	—	22	(76,887)
Other comprehensive income, net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	81,146	—	81,146
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	259	—	259
Net unrealized gain on derivative instruments	—	—	—	—	—	1,397	—	1,397
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	6,150	—	6,150

Other comprehensive income, net of taxes	—	—	—	—	—	88,952	—	88,952

Total comprehensive income, net of taxes								12,065
Dividends declared on common stock of $0.04 per share	—	—	—	(2,450)	—	—	—	(2,450)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(11,955)	—	—	—	(11,955)
Dividends incurred on Series B prefered stock $50.00 per share	—	—	—	(20,000)	—	—	—	(20,000)
Dividends incurred on Series C prefered stock $1.00 per share	—	—	—	(45)	—	—	—	(45)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(49)	—	70	—	—	21
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(792)	—	—	(792)
Stock-based compensation expense	—	—	15,046	2,627	(10,171)	—	—	7,502
Accretion of preferred stock discount	1,744	—	—	(1,744)	—	—	—	—
Conversion of Series A preferred stock	(195,961)	79	87,740	47,179	—	—	—	(60,963)
Conversion of Series C preferred stock	(22,186)	45	22,141	—	—	—	—	—
Extinguishment of Trust Preferred Securities	—	53	36,780	—	—	—	—	36,833
Issuance of common stock and warrants	22,186	77	112,595	(24,399)	3,207	—	—	113,666

Balance, December 31, 2009	$422,109	$820	$1,007,740	$705,897	$(161,911)	$(28,389)	$9,641	$1,955,907

Comprehensive income:
Net income	—	—	—	72,255	—	—	3	72,258
Other comprehensive income (loss), net of taxes:		—	—	—	—	—
Net change in unrealized gain on securities available for sale	—	—	—	—	—	22,341	—	22,341
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	(2,548)	—	(2,548)
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	331	—	331
Net unrealized loss on derivative instruments	—	—	—	—	—	(2,768)	—	(2,768)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	(2,676)	—	(2,676)

Other comprehensive income, net of taxes	—	—	—	—	—	14,680	—	14,680

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, continued

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Non Controlling Interests	Total Equity
Total comprehensive income, net of taxes								86,938
Dividends declared on common stock of $0.04 per share	—	—	—	(3,133)	—	—	—	(3,133)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,459)	—	—	—	(2,459)
Dividends incurred on Series B preferred stock $49.86 per share	—	—	—	(14,764)	—	—	—	(14,764)
Redemption of preferred stock	(394,442)	—	—	(5,558)	—	—	—	(400,000)
Subsidiary preferred stock dividends $0.86 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(538)	—	916	—	—	378
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,654)	—	—	(1,654)
Stock-based compensation expense	—	—	863	(5,633)	8,500	—	—	3,730
Accretion of preferred stock discount	1,272	—	—	(1,272)	—	—	—	—
Warburg investment	—	21	36,419	—	—	—	—	36,440
Public Offering of common stock	—	66	116,097	—	—	—	—	116,163
Issuance of common stock	—	—	109	(2,600)	4,687	—	—	2,196

Balance, December 31, 2010	$28,939	$907	$1,160,690	$741,870	$(149,462)	$(13,709)	$9,644	$1,778,879

Comprehensive income:
Net income (loss)	—	—	—	151,379	—	—	(1)	151,378
Other comprehensive (loss) income, net of taxes:
Net change in unrealized gain on securities available for sale	—	—	—	—	—	(2,481)	—	(2,481)
Net change in non-credit related other than temporary impairment on securities	—	—	—	—	—	746	—	746
Amortization of unrealized loss on securities transferred to held to maturity	—	—	—	—	—	173	—	173
Net unrealized loss on derivative instruments	—	—	—	—	—	(22,995)	—	(22,995)
Change in actuarial loss and prior service cost for pension and other postretirement benefits	—	—	—	—	—	(21,938)	—	(21,938)

Other comprehensive loss, net of taxes	—	—	—	—	—	(46,495)	—	(46,495)

Total comprehensive income, net of taxes								104,883
Dividends declared on common stock of $0.16 per share	—	—	—	(13,978)	—	—	—	(13,978)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	—	(2,460)
Subsidiary preferred stock dividends $0.83 per share	—	—	—	(826)	—	—	—	(826)
Redemption of subsidiary preferred stock	—	—	—	—	—	—	(9,577)	(9,577)
Common stock warrants repurchased	—	—	(16,285)	—	—	—	—	(16,285)
Exercise of stock options	—	—	(371)	—	584	—	—	213
Dissolution of joint venture	—	—	—	—	—	—	(66)	(66)
Net shares acquired related to employee share-based compensation plans	—	—	3	—	(1,673)	—	—	(1,670)
Stock-based compensation expense	—	—	1,014	(10,233)	15,191	—	—	5,972
Issuance of common stock	—	—	295	(325)	719	—	—	689

Balance, December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$—	$1,845,774

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2011	2010	2009
Operating Activities:
Net income (loss)	$151,378	$72,258	$(76,887)
Income from discontinued operations, net of tax	1,995	94	302

Income from continuing operations Income (loss) from continuing operations	149,383	72,164	(77,189)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	22,500	115,000	303,000
Deferred tax expense	28,975	12,371	13,928
Depreciation and amortization	83,154	92,644	67,841
Gain on sale of branch	—	—	(155)
Gain on sale of subsidiary stock	—	—	(125)
Gain on early extinguishment of subordinated notes	—	—	(5,993)
Gain on exchange of trust preferred securities for common stock	—	—	(24,336)
Warrants—fair value adjustment	—	—	(3,552)
Stock-based compensation	5,972	3,730	7,502
Loss on sale and write-down of foreclosed and repossessed assets	5,954	5,158	11,100
Write-down of premises and equipment	2,110	3,007	2,222
Loss on sale of premises and equipment	961	—	—
Loss on write-down of investments to fair value	—	5,838	28,477
(Gain) loss on fair value adjustment of direct investments	(1,605)	(402)	1,352
Loss on fair value adjustment of derivative instruments	1,815	2,462	—
Net (gain) loss on the sale of investment securities	(3,823)	(9,748)	13,810
Net decrease (increase) in trading securities	11,554	(11,554)	77
Increase in cash surrender value of life insurance policies	(10,360)	(10,517)	(10,629)
Gain from life insurance policies	(798)	(1,986)	(1,106)
Net increase in loans held for sale	(5,167)	(39,696)	(4,104)
Net (increase) decrease in accrued interest receivable and other assets	(7,013)	71,452	(174,422)
Net (decrease) increase in accrued expenses and other liabilities	(17,090)	27,123	(33,609)

Net cash provided by operating activities	266,522	337,046	114,089

Investing Activities:
Net (increase) decrease in interest-bearing deposits	(43,251)	337,499	(368,156)
Purchases of available for sale securities	(1,305,583)	(1,297,512)	(1,597,782)
Proceeds from maturities and principal payments of available for sale securities	545,933	608,710	305,168
Proceeds from sales of available for sale securities	278,757	416,474	433,248
Purchases of held-to-maturity securities	(493,618)	(1,019,398)	(425,048)
Proceeds from maturities and principal payments of held-to-maturity securities	579,931	594,088	487,379
Purchases of FHLB and FRB stock	—	(3,000)	(6,000)
Net (increase) decrease in loans	(338,037)	(173,635)	614,364
Proceeds from life insurance policies	2,268	3,840	2,056
Sale of branch deposits	—	—	(8,107)
Proceeds from the sale of subsidiary	—	—	96,348
Proceeds from the sale of foreclosed properties and repossessed assets	26,877	33,097	32,283
Proceeds from the sale of premises and equipment	3,881	675	—
Purchases of premises and equipment	(28,867)	(18,679)	(31,729)

Net cash used for investing activities	(771,709)	(517,841)	(465,976)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2011	2010	2009
Financing Activities:
Net increase (decrease) in deposits	47,240	(23,342)	1,758,668
Proceeds from Federal Home Loan Bank advances	1,678,934	1,827,000	9,552,286
Repayments of Federal Home Loan Bank advances	(1,193,520)	(1,602,429)	(10,339,796)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	73,229	235,833	(712,206)
Redemption of preferred stock	—	(400,000)	—
Redemption of subsidiary preferred stock	(9,577)	—	—
Repayment of long-term debt	(22,689)	—	(15,927)
Conversion of Series A preferred stock	—	—	(60,935)
Cash dividends paid to common shareholders	(13,978)	(3,133)	(2,443)
Cash dividends paid to preferred shareholders of consolidated subsidiary	(826)	(863)	(863)
Cash dividends paid to preferred shareholders	(2,460)	(17,223)	(31,670)
Exercise of stock options	213	378	21
Warburg investment	—	36,440	116,187
Issuance of common stock	689	118,359	1,031
Common stock repurchased	(1,670)	(1,654)	(792)
Common stock warrants repurchased	(16,285)	—	—

Net cash provided by financing activities	539,300	169,366	263,561

Cash Flows from Discontinued Operations:
Operating activities	1,995	94	302

Net cash provided by discontinued operations	1,995	94	302

Net increase (decrease) in cash and due from banks	36,108	(11,335)	(88,024)
Cash and due from banks at beginning of year	159,849	171,184	259,208

Cash and due from banks at end of year	$195,957	$159,849	$171,184

Supplemental disclosure of cash flow information:
Interest paid	$142,984	$173,182	$258,757
Income taxes paid	32,912	20,577	5,960
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$9,568	$37,498	$41,748
Gain on early extinguishment of fair value hedge of subordinated debt	—	—	1,489
Mortgage loans securitized and transferred to mortgage-backed securities -government sponsored enterprises (“GSE”) held-to-maturity	—	—	203,030
Issuance of loan to finance sale of subsidiary	—	—	18,000
Transfer of loans held for sale to loan portfolio	—	—	16,100

See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster Financial Corporation’s principal asset at December 31, 2011 was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through 168 banking offices, 473 ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending and asset-based lending.

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

Correction of Immaterial Error Related to Prior Periods. During the year ended December 31, 2011, the Company identified an error related to the accounting for certain Commercial loan origination and amendment fees. The Company determined that these fees were recognized immediately and not properly amortized over the term of the loan, as required by ASC Topic 310-20, Nonrefundable Fees and Other Costs. As a result, these fees were not recognized as Interest and Fees on Loans and Leases but were recognized in Loan Related Fees, which is a component of Other Non-Interest Income in the Consolidated Statements of Operations. The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its Consolidated Balance Sheet for the year ended December 31, 2010 and its Consolidated Statements of Operations for the years ended December 2010 and 2009. The effects of recording this immaterial correction in the Consolidated Statements of Operations for the years ended December 2010 and 2009, the Consolidated Balance Sheet as of December 31, 2010, and for fiscal 2011 quarterly filings to be reported in subsequent periodic filings and presented in Note 24, Selected Quarterly Consolidated Financial Information, are as follows:

	For the years ended December 31,
	2010		2009
(In thousands, except per share data)	As Filed	As Revised	As Filed	As Revised
Loans	$11,024,639	$11,018,197	$11,036,709	$11,033,437
Deferred tax asset	104,774	107,029	121,733	122,878
Retained earnings	746,057	741,870	708,024	705,897
Interest and fees on loans and leases	490,783	493,244	536,635	537,383
Net interest income	534,810	537,271	494,638	495,386
Loan related fees	25,917	20,286	24,890	22,177
Total non-interest income	206,856	201,225	187,108	184,395
Net income (loss) before taxes	87,692	84,522	(128,648)	(130,613)
Net income (loss) after taxes	74,224	72,164	(75,912)	(77,189)
Earnings (loss) per common share:
Basic	0.63	0.60	(1.40)	(1.42)
Diluted	0.60	0.57	(2.14)	(2.16)

	For the quarter ended March 31, 2011 (unaudited)		For the quarter ended June 30, 2011 (unaudited)		For the quarter ended September 30, 2011 (unaudited)
(In thousands, except per share data)	As Filed	As Revised	As Filed	As Revised	As Filed	As Revised
Loans	$11,014,050	$11,007,934	$11,018,640	$11,012,491	$11,056,446	$11,050,086
Deferred tax asset	95,209	97,399	89,925	92,127	96,310	98,588
Retained earnings	776,968	773,065	804,109	800,183	839,816	835,741
Interest and fees on loans and leases	121,231	121,943	121,599	122,395	120,018	121,322
Net interest income	139,449	140,161	140,117	140,913	140,381	141,685
Loan related fees	4,829	4,443	6,419	5,590	6,823	5,308
Total non-interest income	44,302	43,916	47,018	46,189	46,206	44,691
Net income before taxes	44,626	44,952	50,074	50,041	58,369	58,158
Net income after taxes	32,300	32,584	34,207	34,184	42,379	42,231
Earnings per common share:
Basic	0.38	0.38	0.38	0.38	0.48	0.48
Diluted	0.36	0.36	0.36	0.36	0.45	0.45

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

Interest-bearing Deposits. Webster classifies financial instruments with maturities of one year or less at the date of purchase as interest-bearing deposits. These consist primarily of interest-bearing deposits in the Federal Reserve Bank or other short-term money market investments. These deposits are carried at cost, which approximates fair value.

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

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve System and is required to maintain an investment in capital stock of the FHLB and the Federal Reserve Bank (“FRB”). Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. The Bank was in compliance with this requirement at December 31, 2011. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.

Loans Held for Sale. The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. Loans held for sale are stated at the lower of cost or fair value. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.

Loans. Loans are stated at the principal amounts outstanding, net of unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due, and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. A charge-off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible. Therefore, loans are monitored to ensure they are well secured and in the process of being collected. Webster has a policy in place to charge off the remaining balance when the collectability becomes uncertain.

When a loan is put on non-accrual status, unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate and equipment finance loans, any payment received on a non-accrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received or on a cash basis. Loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

Allowance for Credit Losses. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments.

Allowance for Loan and Lease Losses (“ALLL”). The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense and represents management’s best estimate of probable losses that may be incurred within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that is charged off. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s loan portfolio, economic conditions, interest rate sensitivity and the view of the regulatory authorities regarding loan classifications.

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

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size for other loans primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a troubled debt restructuring (“TDR”) is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) rate is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for potential losses inherent with funding the unused portion of legal commitments to lend.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Commercial TDRs are evaluated on a case-by-case basis. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

Foreclosed and Repossessed Assets. Real estate acquired through foreclosure (“REO”) or assets acquired through repossession are carried at the lower of cost or fair value less the estimated costs to sell. Independent appraisals may be obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. At the time a loan is foreclosed upon, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan and lease losses. Subsequent write-downs in value, maintenance expenses, and losses upon sale are charged to non-interest expense.

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

Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment being actively marketed for sale are reported as assets held for disposition. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives, as follows:

Buildings and improvements	5-20 years
Leasehold improvements	5-20 years (or term of lease, if shorter)
Fixtures and equipment	3-5 years
Data processing and software	3 years

Maintenance and repairs are charged to non-interest expense as incurred, and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense.

Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not amortized and is instead tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Any impairment write-down is charged to non-interest expense.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

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

Stock-based Compensation. Webster recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, adjusted for estimated forfeitures. Compensation cost is recognized over the requisite service period as a component of compensation expense. Excess tax benefits are reported as a cash inflow from financing activities and a cash outflow from operating activities. Excess tax benefits result when tax return deductions exceed recognized compensation cost determined using the grant-date fair value approach for financial statement purposes.

Webster also offers a long-term cash incentive award to certain officers of the Company. The value of these cash awards is adjusted based upon the value of Webster common stock subject to a grant-date floor. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. On a quarterly basis, the unvested amount is marked to market using the current stock price. Each period, an adjustment is recorded to the liability with an offset to compensation expense.

Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, meaning a likelihood of more than 50%, that the assets will be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Earnings Per Common Share. Earnings per common share is computed using the two-class method. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 14—Earnings Per Common Share.

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

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the fixed rate debt adjusts the basis of the loans and is deferred and amortized to interest expense over the life of the debt instrument. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedges and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled or classified as a trading activity.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Derivative Loan Commitments. Mortgage loan commitments that relate to the origination of mortgages that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in non-interest income.

Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial statements are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Changes in fair value are recorded either through non-interest income/expense or other comprehensive income (loss).

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

Recent Accounting Standards

ASU No. 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” In April 2011, the FASB issued ASU No. 2011-03 to clarify the determination of whether an entity may or may not recognize a sale upon transfer of financial assets subject to repurchase agreements. The changes remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. This change is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011 and will be applied prospectively to new transactions or modifications of existing transactions after the effective date. The Company is currently evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements and does not expect the application of this guidance will have a significant impact as the Company has been accounting for its repurchase agreements as secured financing.

ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04 which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” In June 2011, the FASB issued ASU No. 2011-05 which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” In September 2011, the FASB issued ASU No. 2011-08 which no longer requires an entity to initially perform the two-step goodwill impairment test. An entity may first make an assessment of qualitative factors in order to determine whether events and circumstances would more likely than not result in an impairment of goodwill. Only if this assessment concludes that impairment is more likely than not would the two-step goodwill impairment testing be required. An entity may bypass the qualitative assessment during any reporting period. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU No. 2011-11 which expands required disclosures of information related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The guidance is effective for the Company’s interim and annual periods beginning on January 1, 2013 and will be applied retrospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In December 2011, the FASB issued ASU No. 2011-12 which defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of this accounting standards update on the Company’s financial statements.

NOTE 2: Concentrations and Restrictions on Cash and Cash Equivalents

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes the Company is not exposed to any significant credit risks on cash and cash equivalents. Interest-bearing deposits with other financial institutions were $96.1 million at December 31, 2011 compared to $52.8 million at December 31, 2010.

At December 31, 2011 and 2010, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $46.2 million and $42.3 million, respectively, in cash on hand or at the Federal Reserve Bank. These deposits with the Federal Reserve Bank do not earn interest.

NOTE 3: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At December 31, 2011
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	—	—	—	—	—	—	—
Agency collateralized mortgage obligations (“CMOs”)—GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
Mortgage-backed securities—GSE	502,389	25,079	(158)	527,310	—	—	527,310
Commercial mortgage-backed securities (CMBS)	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

	At December 31, 2011
	Amortized cost (a) (b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency collateralized mortgage obligations (“CMOs”)—GSE	733,889	—	—	733,889	20,555	—	754,444
Mortgage-backed securities—GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Commercial mortgage-backed securities (“CMBS”)	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

	At December 31, 2010
	Amortized cost (a)(b)	Recognized in OCI		Carrying value	Not Recognized in OCI		Fair value
		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency notes—GSE	100,020	29	—	100,049	—	—	100,049
Agency collateralized mortgage obligations (“CMOs”)—GSE	1,172,942	12,524	(6,307)	1,179,159	—	—	1,179,159
Pooled trust preferred securities (a)	65,054	2,693	(14,558)	53,189	—	—	53,189
Single issuer trust preferred securities	50,852	—	(8,577)	42,275	—	—	42,275
Equity securities-financial institutions (b)	6,510	1,064	(233)	7,341	—	—	7,341
Mortgage-backed securities—GSE	691,567	32,103	(88)	723,582	—	—	723,582
Commercial mortgage-backed securities (“CMBS”)	296,730	14,736	(3,485)	307,981	—	—	307,981

Total available for sale	$2,383,875	$63,149	$(33,248)	$2,413,776	$—	$—	$2,413,776

Held to maturity:
Municipal bonds and notes	$670,287	$—	$—	$670,287	$7,978	$(25,199)	$653,066
Agency collateralized mortgage obligations (“CMOs”)—GSE	643,189	—	—	643,189	13,292	(515)	655,966
Mortgage-backed securities—GSE	1,707,893	—	—	1,707,893	77,204	(4,263)	1,780,834
Commercial mortgage-backed securities (CMBS)	14,997	—	—	14,997	39	—	15,036
Private Label MBS	36,087	—	—	36,087	786	—	36,873

Total held-to-maturity	$3,072,453	$—	$—	$3,072,453	$99,299	$(29,977)	$3,141,775

Total investment securities	$5,456,328	$63,149	$(33,248)	$5,486,229	$99,299	$(29,977)	$5,555,551

(a)	Amortized cost is net of $26.3 million of credit related other-than-temporary impairments at December 31, 2010.
(b)	Amortized cost is net of $21.7 million of other-than-temporary impairments at December 31, 2010.

Securities with a carrying value totaling $2.4 billion at December 31, 2011 and $2.6 billion at December 31, 2010 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

At December 31, 2011 and 2010, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$23,389	$23,394
Due after one year through five years	—	—	9,860	10,253
Due after five through ten years	35,490	26,199	267,150	283,956
Due after ten years	2,806,104	2,838,918	2,673,328	2,812,943

Totals	$2,841,794	$2,865,317	$2,973,727	$3,130,546

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2011, the Company had $654.6 million of callable securities in its investment portfolio.

Management evaluates securities for OTTI on a quarterly basis. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. Consideration is given to, among other qualitative factors, current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and all available information relevant to the collectability of debt securities. If the Company intends to sell the security or, if it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security’s amortized cost is written down to fair value, and the respective loss is recorded as non-interest expense in the Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the impairment charge of a debt security is recognized as a loss in non-interest income in the Consolidated Statements of Operations. The remaining non-credit impairment component is recorded in other comprehensive income (“OCI”). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the Consolidated Statements of Operations.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs—GSE	$405,318	$(3,341)	$—	$—	11	$405,318	$(3,341)
Pooled trust preferred securities	6,526	(8,178)	22,472	(15,430)	8	28,998	(23,608)
Single issuer trust preferred securities	6,711	(1,521)	31,503	(11,292)	9	38,214	(12,813)
Equity securities-financial institutions	124	(24)	—	—	1	124	(24)
Mortgage-backed securities-GSE	90,418	(158)	—	—	3	90,418	(158)
Commercial mortgage-backed securities (CMBS)	73,190	(1,924)	14,957	(9,318)	5	88,147	(11,242)

Total available for sale	$582,287	$(15,146)	$68,932	$(36,040)	37	$651,219	$(51,186)

Held-to-maturity:
Municipal bonds and notes	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)

Total held-to-maturity	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)

Total investment securities	$587,692	$(15,212)	$75,049	$(36,148)	58	$662,741	$(51,360)

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs—GSE	$450,099	$(6,307)	$—	$—	9	$450,099	$(6,307)
Pooled trust preferred securities	8,126	(1,534)	40,147	(13,024)	9	48,273	(14,558)
Single issuer trust preferred securities	—	—	42,275	(8,577)	9	42,275	(8,577)
Equity securities-financial institutions	1,328	(222)	138	(11)	14	1,466	(233)
Mortgage-backed securities-GSE	28,391	(88)	—	—	1	28,391	(88)
Commercial mortgage-backed securities (CMBS)	—	—	55,817	(3,485)	3	55,817	(3,485)

Total available for sale	$487,944	$(8,151)	$138,377	$(25,097)	45	$626,321	$(33,248)

Held-to-maturity:
Municipal bonds and notes	$357,771	$(23,621)	$11,737	$(1,578)	410	$369,508	$(25,199)
Agency collateralized mortgage obligations (“CMOs”)—GSE	51,874	(515)	—	—	1	51,874	(515)
Mortgage-backed securities—GSE	301,305	(4,263)	—	—	11	301,305	(4,263)

Total held-to-maturity	$710,950	$(28,399)	$11,737	$(1,578)	422	$722,687	$(29,977)

Total investment securities	$1,198,894	$(36,550)	$150,114	$(26,675)	467	$1,349,008	$(63,225)

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2011. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities — Pooled Issuers — At December 31, 2011, the fair value of the pooled trust preferred securities was $29.0 million, a decrease of $24.2 million from the fair value of $53.2 million at December 31, 2010. The decrease in fair value is due to sales of two securities, principal pay downs on another, and wider credit and liquidity spreads. During the year ended December 31, 2011 the Company sold two securities with an amortized cost of $5.0 million at a loss of $3.3 million. The gross unrealized loss of $23.6 million at December 31, 2011 is attributable to cumulative decreases in market interest rates, increases in liquidity spread premiums to reflect the inactive and illiquid nature of the trust preferred securities market at this time and changes in the underlying credit profile of issuers in each trust over the holding period. Since the end of 2010, the 30 year swap rate has declined 149 basis points and credit spreads in general have increased. Over the course of 2011, the combination of these changes in interest rates and credit spreads, changes in the underlying securities cash flow projections, and a reduction in the overall size of the portfolio, accounted for the increase in unrealized losses of $9.1 million from December 31, 2010. For the year ended December 30, 2011, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non-credit related OTTI recognized in OCI during the year. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. Based on the valuation analysis presented above, these securities were not deemed to be other-than-temporarily impaired as of December 31, 2011.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name (c),(d)	Class	Amortized Cost (b)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2011 (a)	Total Other-Than- Temporary Impairment thru December 31, 2011	% of Performing Bank/ Insurance Issuers	Current Deferrals/ Defaults (As a % of Original Collateral)
(Dollars in thousands)
Security H	B	$3,485	$(1,800)	$1,685	B	$(352)	96.6	4.6
Security I	B	4,466	(2,305)	2,161	CCC	(365)	88.2	16.8
Security J	B	5,280	(2,905)	2,375	CCC	(806)	93.8	7.4
Security K	A	7,363	(3,685)	3,678	CCC	(2,040)	69.9	32.9
Security L	B	8,723	(4,604)	4,119	CCC	(867)	92.0	11.6
Security M	A	7,342	(4,493)	2,849	D	(4,926)	52.7	40.2
Security N	A	15,947	(3,816)	12,131	A	(1,104)	93.8	7.4

		$52,606	$(23,608)	$28,998		$(10,460)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities deemed impaired, the amortized cost reflects previous OTTI recognized in earnings.
(c)	One security (Security G) with an amortized cost of $2.0 million was sold during the three months ended March 31, 2011 for a loss of $1.0 million.
(d)	One security (Security F) with an amortized cost of $3.0 million was sold during the three months ended June 30, 2011 for a loss of $2.3 million.

Trust Preferred Securities — Single Issuers — At December 31, 2011, the fair value of the single issuer trust preferred portfolio was $38.2 million, a decrease of $4.1 million from the fair value of $42.3 million at December 31, 2010. The gross unrealized loss of $12.8 million at December 31, 2011 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continued to service debt and showed significantly improved capital levels in recent years and remain well above current regulatory standards. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at December 31, 2011.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2011	Total Other- Than- Temporary Impairment thru December 31, 2011
(Dollars in thousands)
Security B	$6,855	$(1,484)	$5,371	BB	$—
Security C	8,635	(1,552)	7,083	BBB	—
Security D	9,540	(3,515)	6,025	BB	—
Security E	11,719	(2,928)	8,791	BBB	—
Security F	14,278	(3,334)	10,944	BBB	—

	$51,027	$(12,813)	$38,214		$—

Agency CMOs — GSE — There were $3.3 million in unrealized losses in the Company’s investment in agency CMOs at December 31, 2011 compared to $6.3 million at December 31, 2010. The improvement in unrealized losses at December 31, 2011 was the result of lower overall interest rates and tighter market spreads during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Equity securities — The unrealized losses on the Company’s investment in equity securities were $24 thousand at December 31, 2011 compared to $233 thousand at December 31, 2010. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($8.5 million of the total fair value at December 31, 2011) and auction rate preferred securities ($1.0 million of the total fair value at December 31, 2011). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed securities — GSE — There were $158 thousand in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at December 31, 2011 compared to $88 thousand in unrealized losses at December 31, 2010. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2011.

Commercial mortgage-backed securities — The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs increased to $11.2 million at December 31, 2011 from $3.5 million at December 31, 2010. This increase in unrealized losses is primarily the result of recent widening in credit spreads in the year ended December 31, 2011. The contractual cash flows for these investments are performing as expected. The decrease in market value is attributable to cumulative changes in interest rates and not due to underlying credit deterioration. We continue to perform internal stress tests on individual bonds to monitor potential tranche losses in either the base or high stress test scenarios. In addition, we monitor bonds for potential stress by reviewing market surveillance provided by major banking firms. We then evaluate trends in both our internal and external findings to justify taking OTTI. Market surveillance analytics support our internal results for both base and high stress scenarios. Cash flows for the bonds continue to perform as expected and, therefore, no OTTI is warranted at this point in time. The Company has determined that these investments were not other-than-temporarily impaired at December 31, 2011.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at December 31, 2011. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of their amortized costs. There were no significant credit downgrades on held to maturity securities during the year ended December 31, 2011.

Municipal bonds and notes — There were unrealized losses on the Company’s investment in municipal bonds and notes of $174 thousand at December 31, 2011 compared to $25.2 million at December 31, 2010. This decrease is primarily the result of a decline in market interest rates in 2011 compared to 2010. The municipal portfolio is comprised of bank qualified bonds, over 94.9% with credit ratings of A or better. In addition, the portfolio is comprised of 85.9% General Obligation bonds and 13.8% Revenue bonds and 0.3% other bonds.

Agency collateralized mortgage obligations — GSE — There were no unrealized losses on the Company’s investment in agency CMOs at December 31, 2011 compared to $515 thousand in unrealized losses at December 31, 2010. The contractual cash flows for this investment are performing as expected. With tighter market spreads and lower overall interest rates during the year ended December 31, 2011, the agency CMO securities are all at unrealized gains.

Mortgage-backed securities — GSE — There were no unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs at December 31, 2011 compared to $4.3 million at December 31, 2010. The contractual cash flows for these investments are performing as expected. The increase in market value is attributable to lower overall interest rates during the year ended December 31, 2011.

CMBS and Private Label CMOs — There were no unrealized losses on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at December 31, 2011 and 2010. These securities carry AAA ratings and are currently performing as expected.

The following table summarizes the impact of sale proceeds and net realized gains and losses on sales of investment securities and the impact of the recognition of other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011					2010					2009
(In thousands)	Sale Proceeds	Gains	Losses	OTTI Charges	Net	Sale Proceeds	Gains	Losses	OTTI Charges	Net	Sale Proceeds	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency notes—GSE	$—	$—	$—	$—	$—	$30,027	$18	$—	$—	$18	$—	$—	$—	$—	$—
Agency CMOs—GSE	94,335	1,959	—	—	1,959	116,140	1,980	—	—	1,980	—	—	—	—	—
Pooled trust preferred securities	1,456	—	(3,343)	—	(3,343)	4,153	341	(933)	(5,771)	(6,363)	958	10	(17,695)	(24,933)	(42,618)
Single issuer trust preferred securities		—	—	—	—	—	—	—	—	—	5,625	611	—	—	611
Equity securities	2,353	374	—	—	374	—	—	—	(67)	(67)	17,538	854	(3,970)	(3,544)	(6,660)
Mortgage-backed securities-GSE	180,613	4,833	—	—	4,833	266,154	8,342	—	—	8,342	409,127	6,380	—	—	6,380
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total available for sale	$278,757	$7,166	$(3,343)	$—	$3,823	$416,474	$10,681	$(933)	$(5,838)	$3,910	$433,248	$7,855	$(21,665)	$(28,477)	$(42,287)

The following is a roll forward of the amount of credit related OTTI recognized in earnings for the years ended December 31:

(In thousands)	2011	2010
Balance of credit related OTTI, beginning of year	$26,320	$43,492
Additions for credit related OTTI not previously recognized	—	5,771
Reduction for payment of deferred interest	(16)	—
Reduction for securities sold	(15,844)	(22,943)

Subtotal of additions and reductions, net	(15,860)	(17,172)

Balance of credit related OTTI, end of year	$10,460	$26,320

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

There were no additions to credit related OTTI for the year ended December 31, 2011. There was a reduction in outstanding credit related OTTI due to the sale of two securities during the year ended December 31, 2011. The $5.8 million addition to credit related OTTI for the year ended December 31, 2010 was reflective of payment deferrals and credit deterioration of the underlying collateral.

Direct Investments

In addition to investment securities, the Company owns investments primarily in private equity funds. These direct investments, which totaled $13.1 million at December 31, 2011 and $16.5 million at December 31, 2010, are included in other assets in the Consolidated Balance Sheets. The Company recognized a $1.6 million and $0.7 million gain, respectively, net of OTTI charges on these investments, during the years ended December 31, 2011 and 2010, and $1.1 million loss on these investments during the year ended December 31, 2009. These amounts are included in other non-interest income on the Consolidated Statements of Operations.

Trading Securities

During the second quarter ended June 30, 2010, the Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings, Inc., as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million is recorded in other non-interest income in the Consolidated Statements of Operations for the year ended December 31, 2010.

For the years ended December 31, 2011 and 2010, the Company recorded a loss of $1.8 million and a gain of $12.0 million, respectively, for the mark to market value of these trading securities.

NOTE 4: Loans and Leases, Net

Recorded Investment in Loans and Leases. The following table summarizes recorded investment, principal amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest in loans and leases by portfolio segment at December 31, 2011 and 2010:

	At December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance	$3,219,890	$2,760,030	$2,385,791	$2,384,889	$474,804	$11,225,404
Accrued interest	10,992	8,777	6,585	7,186	—	33,540

Total recorded investment (b)	$3,230,882	$2,768,807	$2,392,376	$2,392,075	$474,804	$11,258,944

Total recorded investment: individually evaluated for impairment	$135,311	$36,629	$107,218	$212,850	$3,268	$495,276

Total recorded investment: collectively evaluated for impairment	$3,095,571	$2,732,178	$2,285,158	$2,179,225	$471,536	$10,763,668

	At December 31, 2010
(In thousands)	Residential	Consumer	Commercial (a)	Commercial Real Estate (a)	Equipment Financing	Total
Loans and Leases:
Ending balance (a)	$3,147,492	$2,859,221	$2,103,570	$2,196,989	$710,925	$11,018,197
Accrued interest	11,100	8,927	5,899	6,875	—	32,801

Total recorded investment (b)	$3,158,592	$2,868,148	$2,109,469	$2,203,864	$710,925	$11,050,998

Total recorded investment: individually evaluated for impairment	$122,514	$32,157	$148,751	$248,196	$17,479	$569,097

Total recorded investment: collectively evaluated for impairment	$3,036,078	$2,835,991	$1,960,718	$1,955,668	$693,446	$10,481,901

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

(b)	The recorded investment balance includes net deferred fees and unamortized premiums of $20.6 million and $31.8 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had pledged $4.2 billion of net eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.

Allowance for Loan and Lease Losses. The following table summarizes the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	14,364	20,262	20,868	(10,505)	(16,989)	(5,500)	22,500
Losses charged off	(11,524)	(52,997)	(39,933)	(22,721)	(2,154)	—	(129,329)
Recoveries	933	5,449	5,276	544	6,449	—	18,651

Balance, end of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487

Ending balance: individually evaluated for impairment	$19,367	$5,167	$12,996	$9,071	$4	$—	$46,605

Ending balance: collectively evaluated for impairment	$15,198	$62,618	$47,685	$35,942	$8,939	$16,500	$186,882

	Year ended December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	19,217	54,632	13,349	21,085	4,717	2,000	115,000
Losses charged off	(16,991)	(66,215)	(31,570)	(19,139)	(16,760)	—	(150,675)
Recoveries	1,671	4,637	4,285	996	4,567	—	16,156

Balance, end of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665

Ending balance: individually evaluated for impairment	$13,562	$3,466	$10,722	$8,166	$81	$—	$35,997

Ending balance: collectively evaluated for impairment	$17,230	$91,605	$63,748	$69,529	$21,556	$22,000	$285,668

	Year ended December 31, 2009
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$23,578	$57,665	$75,285	$52,649	$9,355	$16,797	$235,329
Provision charged to expense (a)	20,803	121,120	70,989	39,235	47,350	3,203	302,700
Losses charged off	(20,013)	(79,967)	(58,978)	(17,140)	(29,801)	—	(205,899)
Allowance for loans sold	—	—	(469)	—	—	—	(469)
Recoveries	2,527	3,199	1,579	9	2,209	—	9,523

Balance, end of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184

Ending balance: individually evaluated for impairment	$8,728	$1,865	$18,983	$7,443	$11	$—	$37,030

Ending balance: collectively evaluated for impairment	$18,167	$100,152	$69,423	$67,310	$29,102	$20,000	$304,154

(a)	Excludes $0.3 million for unfunded credit commitments as compared to the Consolidated Statements of Operations.

Impaired Loans and Leases. At December 31, 2011, the recorded investment balance of impaired loans and leases totaled $495.3 million and included $338.9 million of loans and leases with $46.6 million of established specific reserves and included $444.3 million of TDRs. At December 31, 2010, the recorded investment of impaired loans and leases totaled $569.1 million and included $363.0 million of loans and leases with established specific reserves of $36.0 million and included $450.2 million of TDRs.

The following tables summarize impaired loans and leases by class as of December 31, 2011 and 2010:

	At December 31, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$133,123	$124,461	$—	$124,461	$16,611
Permanent-NCLC	12,005	10,718	—	10,718	2,747
Construction	129	132	—	132	9
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	35,285	31,153	4	31,149	4,116
Liquidating portfolio-home equity loans	7,277	5,469	3	5,466	1,050
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	118,293	105,359	30,207	75,152	12,996
Asset-based loans	7,814	1,859	1,859	—	—
Commercial real estate:
Commercial real estate	195,838	189,575	105,618	83,957	8,514
Commercial construction	7,347	7,373	—	7,373	557
Residential development	16,495	15,902	15,902	—	—
Equipment Financing	11,241	3,268	2,751	517	4
Totals:
Residential	145,257	135,311	—	135,311	19,367
Consumer	42,569	36,629	7	36,622	5,167
Commercial	126,107	107,218	32,066	75,152	12,996
Commercial real estate	219,680	212,850	121,520	91,330	9,071
Equipment Financing	11,241	3,268	2,751	517	4

Total	$544,854	$495,276	$156,344	$338,932	$46,605

	At December 31, 2010
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential: (a)
1-4 family	$117,997	$112,402	$146	$112,256	$11,358
Permanent-NCLC	10,789	10,111	—	10,111	2,204
Construction	—	—	—	—	—
Liquidating portfolio-construction loans	165	1	1	—	—
Consumer: (a)
Home equity loans	31,174	26,664	95	26,569	2,577
Liquidating portfolio-home equity loans	9,707	5,485	39	5,446	888
Other consumer	8	8	—	8	1
Commercial:
Commercial non-mortgage	140,284	134,944	52,772	82,172	10,589
Asset-based loans	15,731	13,807	10,382	3,425	133
Commercial real estate:
Commercial real estate	183,521	180,137	88,638	91,499	5,054
Commercial construction	39,468	36,296	17,823	18,473	2,015
Residential development	33,082	31,763	21,139	10,624	1,097
Equipment Financing	29,059	17,479	15,020	2,459	81
Totals:
Residential	128,951	122,514	147	122,367	13,562
Consumer	40,889	32,157	134	32,023	3,466
Commercial	156,015	148,751	63,154	85,597	10,722
Commercial real estate	256,071	248,196	127,600	120,596	8,166
Equipment Financing	29,059	17,479	15,020	2,459	81

Total	$610,985	$569,097	$206,055	$363,042	$35,997

(a)	As permitted in accordance with applicable accounting guidance, non-TDR residential and consumer loans that are collectively evaluated for impairment on a pooled basis have been removed from the “Residential” and “Consumer” data with respect to impaired loans and leases with no valuation allowance as originally presented at December 31, 2010. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with peer banks.

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	Years ended December 31,
	2011		2010		2009
(In thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income (a)
Residential:
1-4 family	$118,432	$4,750	$77,814	$2,643	$32,665	$935
Permanent-NCLC	10,414	420	11,168	243	13,434	193
Construction	66	8	—	—	489	—
Liquidating portfolio-construction loans	1	—	2	4	4,231	6
Consumer:
Home equity loans	28,909	1,434	16,613	716	8,726	228
Liquidating portfolio-home equity loans	5,477	349	3,797	217	4,277	141
Other consumer	7	—	4	—	83	—
Commercial:
Commercial non-mortgage	120,152	4,529	123,480	4,409	80,375	3,639
Asset-based loans	7,833	251	13,847	609	14,540	—
Commercial real estate:
Commercial real estate	184,856	6,499	133,846	5,390	51,796	3,852
Commercial construction	21,835	887	37,669	603	25,673	—
Residential development	23,832	527	53,956	1,023	76,553	1,073
Equipment Financing	10,373	78	18,458	287	9,719	—
Totals:
Residential	128,913	5,178	88,984	2,890	50,819	1,134
Consumer	34,393	1,783	20,414	933	13,086	369
Commercial	127,985	4,780	137,327	5,018	94,915	3,639
Commercial real estate	230,523	7,913	225,471	7,016	154,022	4,925
Equipment Financing	10,373	78	18,458	287	9,719	—

Total	$532,187	$19,732	$490,654	$16,144	$322,561	$10,067

(a)	Interest income calculated on impaired loans as of December 31, 2009.

Of the total interest income recognized for the residential and consumer portfolios, $1.8 million, $1.9 million and $1.5 million of interest income was recognized on a cash basis method of accounting for the years ended December 31, 2011, 2010 and 2009, respectively.

Loans and Leases Portfolio Aging. The following table summarizes the recorded investment of the Company’s loan and lease portfolio aging by class as of December 31, 2011 and 2010:

	At December 31, 2011
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,939	$7,245	$—	$75,977	$99,161	$3,080,870	$3,180,031
Permanent-NCLC	802	408	—	4,636	5,846	15,656	21,502
Construction	292	—	—	1,234	1,526	27,815	29,341
Liquidating portfolio-construction loans	—	—	—	—	—	8	8
Consumer:
Home equity loans	14,859	5,891	—	25,115	45,865	2,534,998	2,580,863
Liquidating portfolio-home equity loans	3,231	1,459	—	5,174	9,864	140,247	150,111
Other consumer	346	119	—	117	582	37,251	37,833
Commercial:
Commercial non-mortgage	3,267	1,399	162	27,969	32,797	1,905,085	1,937,882
Asset-based loans	—	—	—	1,904	1,904	452,590	454,494
Commercial real estate:
Commercial real estate	1,330	452	433	32,202	34,417	2,244,357	2,278,774
Commercial construction	—	—	—	—	—	73,525	73,525
Residential development	—	—	135	6,760	6,895	32,881	39,776
Equipment Financing	2,685	2,115	—	7,154	11,954	462,850	474,804

Total	$42,751	$19,088	$730	$188,242	$250,811	$11,008,133	$11,258,944

	At December 31, 2010
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$13,836	$7,431	$—	$91,711	$112,978	$2,997,718	$3,110,696
Permanent-NCLC	—	—	—	6,805	6,805	18,235	25,040
Construction	—	541	—	855	1,396	21,443	22,839
Liquidating portfolio-construction loans	—	—	—	9	9	8	17
Consumer:
Home equity loans	15,540	6,006	—	34,892	56,438	2,599,624	2,656,062
Liquidating portfolio-home equity loans	4,330	2,000	—	10,299	16,629	163,701	180,330
Other consumer	295	114	—	119	528	31,228	31,756
Commercial:
Commercial non-mortgage	3,840	1,420	93	34,363	39,716	1,613,880	1,653,596
Asset-based loans	—	—	—	7,801	7,801	448,072	455,873
Commercial real estate:
Commercial real estate	4,031	7,126	—	41,106	52,263	2,016,919	2,069,182
Commercial construction	—	—	—	10,856	10,856	63,987	74,843
Residential development	198	—	—	15,458	15,656	44,183	59,839
Equipment Financing	6,360	1,577	—	20,482	28,419	682,506	710,925

Total	$48,430	$26,215	$93	$274,756	$349,494	$10,701,504	$11,050,998

Loans and Leases on Non-accrual Status. Accrual of interest is discontinued if a loan or lease is placed on non-accrual status. When placed on non-accrual status, unpaid accrued interest is reversed and charged against interest income. Residential and consumer loans are placed on non-accrual status after 90 days past due. All commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when 90 days past due or when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status.

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2011, 2010 and 2009 had the loans and leases been current in accordance with their original terms, totaled $13.8 million, $13.3 million and $20.0 million, respectively.

Troubled Debt Restructurings. The recorded investment balance of TDRs approximated $444.3 million and $450.2 million at December 31, 2011 and 2010, respectively. TDRs on accrual status were $367.3 million and $352.9 million, while TDRs on non-accrual status were $77.0 million and $97.3 million at December 31, 2011 and 2010, respectively. Management has reviewed the potential TDR population from the beginning of 2011, under ASU No. 2011-02, to affirm the classification presented herewith. At December 31, 2011, approximately 76.0% of the accruing TDRs have been performing in accordance with the restructured terms for more than one year. At December 31, 2011 and 2010, the allowance for loan and lease losses included specific reserves of $44.8 million and $30.7 million related to TDRs, respectively. For the years ended December 31, 2011 and 2010, Webster charged off $28.7 million and $10.3 million for the portion of TDRs deemed to be uncollectible. The amount of additional funds committed to borrowers in TDR status was $5.5 million and $18.4 million at December 31, 2011 and 2010, respectively. The amount of such funds may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

The following table provides information on loans and leases modified as TDRs during the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011				2010
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	131	$29,728	$29,728	4.1%	433	$110,205	$110,205	4.6%
Permanent-NCLC	6	2,211	2,211	4.0	24	10,509	10,509	4.9
Construction	—	—	—	—	6	1,146	1,146	6.4
Consumer:
Home equity loans	106	9,422	9,422	4.3	337	26,702	26,702	4.8
Liquidating portfolio-home equity loans	26	1,428	1,428	5.4	95	5,695	5,695	5.7
Commercial:
Commercial non-mortgage	48	45,507	45,507	6.4	67	47,010	47,010	5.6
Asset-based loans	3	2,563	2,563	5.2	3	10,462	10,462	7.1
Commercial real estate:
Commercial real estate	21	47,544	47,544	4.1	32	114,091	114,091	4.2
Commercial construction	1	10,100	10,100	3.0	3	25,127	25,127	4.2
Residential development	2	719	719	5.3	5	11,545	11,545	3.7
Equipment Financing	2	216	216	7.9	8	1,444	1,444	7.2

TOTAL TDRs	346	$149,438	$149,438	4.8%	1,013	$363,936	$363,936	4.7%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions. The following table provides information on how loans and leases were modified as TDRs during the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011					2010
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Residential:
1-4 family	$8,332	$2,706	$16,555	$2,135	$29,728	$20,166	$16,193	$60,727	$13,119	$110,205
Permanent-NCLC	—	—	2,211	—	2,211	600	1,918	7,733	258	10,509
Construction	—	—	—	—	—	133	—	1,013	—	1,146
Consumer:
Home equity loans	4,760	—	4,187	475	9,422	10,056	1,132	13,076	2,438	26,702
Liquidating portfolio-home equity loans	631	—	797	—	1,428	1,421	72	4,177	25	5,695
Commercial:
Commercial non-mortgage	5,607	3,217	301	36,382	45,507	18,507	895	8,635	18,973	47,010
Asset-based loans	—	—	2,563	—	2,563	—	—	—	10,462	10,462
Commercial real estate:
Commercial real estate	18,424	5,996	539	22,585	47,544	31,893	1,239	239	80,720	114,091
Commercial construction	—	—	—	10,100	10,100	7,601	—	—	17,526	25,127
Residential development	—	—	—	719	719	—	—	—	11,545	11,545
Equipment Financing	—	216	—	—	216	428	—	195	821	1,444

TOTAL TDRs	$37,754	$12,135	$27,153	$72,396	$149,438	$90,805	$21,449	$95,795	$155,887	$363,936

(a)	Other includes covenant modifications, forbearance and/or other concessions.

The Company’s loan and lease portfolio at December 31, 2011 included nine loans with an A Note/B Note structure, with a recorded investment of $32.7 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $11.8 million at the time of restructure. TDR classification may be removed on A Notes if the borrowers demonstrate compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Five of the nine A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrowers.

The following table provides information on loans and leases modified as TDR’s within the previous 12 months and for which there were payment defaults during the years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011		2010
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	9	$1,625	7	$1,487
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	8	1,195	8	469
Liquidating portfolio-home equity loans	2	108	2	104
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	3	804	4	647
Asset-based loans	2	522	—	—
Commercial real estate:
Commercial real estate	3	1,371	1	312
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	27	$5,625	22	$3,019

The recorded investment in Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at December 31, 2011 and December 31, 2010, are as follows:

	At December 31,
(In thousands)	2011	2010
(1) - (6) Pass	$46,524	$5,167
(7) Special Mention	4,622	8,347
(8) Substandard	220,899	280,834
(9) Doubtful	327	1,131
(10) Loss	—	—

Total	$272,372	$295,479

The Commercial TDR balance had a net decrease of $23.1 million from December 31, 2010 to December 31, 2011. During this period, increases in the Pass category are primarily due to $26.1 million in upgrades from the Substandard category coupled with the addition of three new pass rated Commercial Real Estate TDRs in the aggregate amount of $16.4 million. The decrease in the Special Mention category from December 31, 2010 to December 31, 2011 is due to the payoff of one Commercial Real Estate loan partially offset by the addition of one Commercial Non-Mortgage credit upgraded from the Substandard category. The net decrease in the Substandard category from December 31, 2010 to December 31, 2011 is due to the aforementioned upgrades to the Pass and Special Mention categories coupled with several large sales, payoffs and pay downs which are partially offset with new TDRs to this category.

Credit Risk Management. The Company has certain credit policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and frequently reviews reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which helps reduce its exposure to adverse economic events that may affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its loan portfolio.

Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections performed by third-party professionals and the internal staff.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value and the borrower’s debt to income level and are also influenced by statutory requirements.

Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

A “special mention” (7) credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “doubtful” (9) has all the same weaknesses as substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.

At December 31, 2011 and 2010, the recorded investment of Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure are as follows:

	Commercial At December 31,		Commercial Real Estate At December 31,		Equipment Financing At December 31,
(In thousands)	2011	2010	2011	2010	2011	2010
(1) - (6) Pass	$2,148,970	$1,713,109	$2,036,738	$1,670,901	$407,943	$631,189
(7) Special Mention	32,578	59,162	58,238	71,919	15,416	30,745
(8) Substandard	208,555	329,017	296,478	460,209	51,445	48,991
(9) Doubtful	2,273	8,181	621	835	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,392,376	$2,109,469	$2,392,075	$2,203,864	$474,804	$710,925

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to the loan portfolio aging analysis table included in this footnote.

For Consumer and Residential loans, the Company considers factors such as updated FICO scores, unemployment, home prices, loan to value and geography as credit quality indicators. On an ongoing basis, the Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for 20 Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. The Case-Shiller estimates, using broad MSAs are informative for regional analysis but are not actionable on an individual loan basis. They are used to estimate the amount of loans that may have balances in excess of the underlying collateral.

NOTE 5: Premises and Equipment, Net

A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2011	2010
Land	$15,331	$16,332
Buildings and improvements	98,906	101,285
Leasehold improvements	71,159	70,114
Fixtures and equipment	66,222	64,431
Data processing and software	153,282	140,649

Total premises and equipment	404,900	392,811
Less accumulated depreciation and amortization	(257,521)	(235,087)

Premises and equipment, net	$147,379	$157,724

Depreciation of premises and equipment for the years ended December 31, 2011, 2010 and 2009 was $34.9 million, $37.2 million and $36.1 million, respectively.

During 2011, $1.4 million of assets relating to buildings were transferred to assets held for disposition, compared to $1.0 million in 2010, while $3.8 million of these assets were sold in 2011. At December 31, 2011 and 2010, assets held for disposition totaled $1.8 million and $4.5 million, respectively. During the year ended December 31, 2011, there were $0.3 million in asset write-downs, compared to $3.0 million in 2010.

NOTE 6: Goodwill and Other Intangible Assets

The following table sets forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at December 31, 2011 and 2010.

	At December 31,
(In thousands)	2011	2010
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327

Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	15,238	20,205
Other (HSA Bank)	452	1,072

Other intangible assets	15,690	21,277

Total goodwill and other intangible assets	$545,577	$551,164

In performing Step 1 of the goodwill impairment testing and measurement process the Company primarily relied on the income approach to arrive at an indicated range of fair value for the reporting units, which was then corroborated with the market approach comparable company method and the market capitalization reconciliation. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The internal forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations. The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In this analysis the discount rates ranged from 11.0% to 15.8%. There was no impairment indicated as a result of the Step 1 test performed at August 31, 2011, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values.

The gross carrying amount and accumulated amortization of other intangible assets and the reporting unit to which it relates were as follows:

	At December 31,
	2011			2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(34,182)	$15,238	$49,420	$(29,215)	$20,205
Other (HSA Bank)	4,699	(4,247)	452	4,699	(3,627)	1,072

Total	$54,119	$(38,429)	$15,690	$54,119	$(32,842)	$21,277

Amortization of intangible assets for the years ended December 31, 2011 and 2010 was $5.6 million and for the year ended December 31, 2009 was $5.7 million.

Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years:

(In thousands)
Years ending December 31,
2012	$5,420
2013	4,919
2014	2,685
2015	1,523
2016	1,143

NOTE 7: Income Taxes

Income tax expense (benefit) applicable to income (loss) from continuing operations is comprised of the following:

	Years ended December 31,
(In thousands)	2011	2010 (a)	2009 (a)
Current:
Federal	$27,674	$(1,588)	$(71,180)
State and local	1,302	1,575	3,828

	28,976	(13)	(67,352)

Deferred:
Federal	28,497	12,950	14,380
State and local	478	(579)	(452)

	28,975	12,371	13,928

Total:
Federal	56,171	11,362	(56,800)
State and local	1,780	996	3,376

	$57,951	$12,358	$(53,424)

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

The following is a reconciliation of Webster’s reported income tax expense (benefit) applicable to income (loss) from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
	2011		2010 (a)		2009 (a)
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$72,567	35.0%	$29,582	35.0%	$(45,715)	35.0%
Reconciliation to reported income tax expense (benefit):
(Decrease) increase in valuation allowance applicable to capital losses	(1,163)	(0.6)	(5,630)	(6.7)	4,351	(3.3)
State and local income taxes, net of federal benefit	1,157	0.6	648	0.8	2,194	(1.7)
Tax-exempt interest income, net	(10,052)	(4.8)	(10,116)	(12.0)	(10,126)	7.8
Increase in cash surrender value of life insurance	(3,626)	(1.7)	(3,681)	(4.4)	(3,720)	2.8
Other, net	(932)	(0.5)	1,555	1.9	(408)	0.3

Income tax expense (benefit)	$57,951		$12,358		$(53,424)

Effective tax / tax-benefit rate		28.0%		14.6%		40.9%

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

Refundable income taxes totaling $55.8 million and $57.7 million at December 31, 2011 and 2010, respectively, are reported as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. $55.5 million of the $55.8 million is attributable to U.S. carryback claims applicable to 2008 and 2009 losses. Because the receipt of those refunds is contingent upon the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation, interest that is otherwise applicable has not been recognized at December 31, 2011.

The significant components of the Company’s deferred tax assets, net (“net DTA”) are reflected below:

	At December 31,
(In thousands)	2011	2010 (a)
Deferred tax assets:
Allowance for loan and lease losses	$97,935	$128,390
Net operating loss and credit carry forwards	66,662	74,421
Purchase accounting and fair-value adjustments	3,834	—
Compensation and employee benefit plans	41,830	26,077
Impairment losses on securities available for sale	8,765	8,657
Net losses on derivative instruments	11,302	—
Litigation reserve and settlement	175	8,171
Other	20,368	26,620

Gross deferred tax assets	250,871	272,336
Valuation allowance	(86,277)	(86,436)
Total deferred tax assets, net of valuation allowance	164,594	185,900

Deferred tax liabilities:
Net unrealized gain on securities available for sale	9,058	11,923
Deferred loan costs	8,221	11,052
Premises and equipment	5,313	5,321
Equipment financing leases	8,651	13,107
Deferred income on repurchase of indebtedness	10,627	12,108
Purchase accounting and fair-value adjustments	—	2,693
Prepaid expenses	4,370	4,344
Intangible assets	6,537	5,673
Other	6,152	12,650

Gross deferred tax liabilities	58,929	78,871

Deferred tax asset, net	$105,665	$107,029

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

Included in the $1.4 million decrease in the Company’s net DTA during 2011 is a $29.2 million increase, recognized as an increase in shareholders’ equity, and primarily applicable to increased pension benefit obligations and declines in values of derivative instruments and securities available for sale.

Webster’s $86.3 million valuation allowance at December 31, 2011 consists of $78.2 million attributable to net state deferred tax assets (“DTAs”) and $8.1 million attributable to capital losses, deductible only to the extent of offsetting capital gains. During 2011, the valuation allowance decreased by $0.2 million, net, and was attributable to a $0.7 million net decrease applicable to capital losses and a $0.5 million increase applicable to changes in certain net state DTAs, for which a full valuation allowance had been established at both the beginning and end of the year. The net decrease in the valuation allowance applicable to capital losses includes $0.2 million of tax expense recognized in discontinued operations and $0.3 million applicable to loss carryovers that expired unused in 2011, for which a full valuation allowance had been established at the beginning of the year.

Management believes it is “more likely than not” that Webster will realize its DTAs net of the valuation allowance. The Company did not incur a cumulative loss in the 2009-through-2011 period, and a significant majority of the DTAs at December 31, 2011 are supported by taxable-income sources apart from projected future income.

Significant “positive evidence” exists in support of management’s more-likely-than-not conclusion regarding the realization of Webster’s DTAs, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2010 and 2011; and future reversals of existing taxable temporary differences. There can, however, be no absolute assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

Webster has available for utilization U.S. alternative minimum tax credit carryovers totaling $0.9 million at December 31, 2011. The credits are indefinite-lived, having no expiration date. Connecticut net operating losses, totaling more than $1.3 billion at December 31, 2011, are scheduled to expire in varying amounts during tax years 2020 through 2031. Connecticut credits, totaling $3.3 million at December 31, 2011, have a five-year carryover period, with excess credits expiring unutilized annually. A full valuation allowance amounting to $65.7 million, net has been established for these Connecticut tax attributes, and is included in Webster’s $78.2 million valuation allowance attributable to net state DTAs noted above.

A deferred tax liability has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2011 and 2010, the cumulative taxable temporary differences applicable to those reserves amounted to approximately $58.0 million. A deferred tax liability of approximately $20.8 million has not been recognized for those temporary differences in accordance with the exception criteria of FASB ASC Topic 740 “Income Taxes.”

The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2011	2010	2009
Balance at beginning of year	$4,816	$6,556	$7,991
Additions as a result of tax positions taken during the current year	462	816	1,400
Additions as a result of tax positions taken during prior years	518	1,322	528
Reductions as a result of tax positions taken during prior years	(791)	(2,046)	(509)
Reductions relating to settlements with taxing authorities	—	(1,286)	(2,854)
Reductions as a result of lapse of statute of limitations	(569)	(546)	—

Balance at end of year	$4,436	$4,816	$6,556

If recognized, $2.9 million of the $4.4 million of UTBs at December 31, 2011 would affect the effective tax rate, while $3.1 million of the $4.8 million of UTBs at December 31, 2010 would have affected the effective tax rate.

Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2011, 2010 and 2009, Webster recognized interest and penalties of $(0.7) million, $0.5 million and $1.2 million, respectively. At December 31, 2011 and 2010, the Company had accrued interest and penalties related to UTBs of $1.4 million and $2.2 million, respectively.

Webster has determined it is reasonably possible that its total UTBs could decrease $2.4 million by the end of 2012 as a result of potential settlements with state taxing authorities concerning tax-base determinations and/or lapses in statute-of-limitation periods.

Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2007 are either under or remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, New York and Rhode Island, tax returns for years subsequent to 2006 or 2007 are either under or remain open to examination.

NOTE 8: Deposits

A summary of deposits by type follows:

	At December 31,
(In thousands)	2011	2010
Non-interest bearing:
Demand	$2,473,693	$2,216,987
Interest-bearing:
Checking	1,551,105	1,350,929
Health savings accounts	1,027,415	843,310
Money market	2,021,056	2,460,918
Savings	3,748,121	3,586,732
Time deposits	2,834,635	3,149,909

Total interest-bearing	11,182,332	11,391,798

Total deposits	$13,656,025	$13,608,785

Demand deposit overdrafts of $1.5 million were reclassified as loan balances at December 31, 2011 and 2010.

At December 31, 2011, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2012	$1,439,834
2013	727,870
2014	197,524
2015	305,709
2016	162,356
Thereafter	1,342

Total time deposits	$2,834,635

Time deposits with a denomination of $100 thousand or more amounted to $1.0 billion, or 7.2% of total deposits, and $1.0 billion, or 7.7% of total deposits, at December 31, 2011 and 2010, respectively.

The following table presents additional information about the Company’s deposits:

	At December 31,
(In thousands)	2011	2010
Interest-bearing checking obtained through brokers	$33,632	$24,644
Time deposits obtained through brokers	119,052	78,879

Total brokered deposits	$152,684	$103,523

NOTE 9: Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At December 31,
(In thousands)	2011	2010
Securities sold under agreements to repurchase:
Original maturity of one year or less	$290,856	$289,144
Callable at the option of the counterparty	400,000	400,000
Non-callable	250,850	150,000

	941,706	839,144
Other short-term borrowings:
Federal funds purchased	223,000	236,500
Treasury, tax and loan	—	15,833

Total	$1,164,706	$1,091,477

During 2011 and 2010, securities sold under agreements to repurchase (“repurchase agreements”) were also used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

Information concerning repurchase agreements outstanding at December 31, 2011 is presented below:

(Dollars in thousands)	Balance	Fair Value of Collateral	Weighted- Average Rate	Weighted- Average Current Maturity
Maturity
Up to 30 days	$280,599	$287,347	0.20%	3.12 Days
31 to 90 days	5,605	5,873	0.22	1.94 Months
Over 90 days	655,502	748,705	2.24	57.92 Months

Totals	$941,706	$1,041,925	1.65%	39.92 Months

The following table sets forth additional information for short-term borrowings:

	At and for the year ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$290,856	0.20%	$289,144	0.25%	$270,096	0.41%
Average during year	310,355	0.22	312,728	0.36	277,447	0.55
Highest month-end balance during year	342,795	—	405,913	—	295,402	—
Federal funds purchased:
At end of year	223,000	0.12	236,500	0.19	—	—
Average during year	122,656	0.14	75,753	0.21	175,934	0.20
Highest month-end balance during year	282,000	—	256,000	—	713,000	—

NOTE 10: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	At December 31,
	2011		2010
(In thousands)	Total Outstanding	Callable	Total Outstanding	Callable
Fixed Rate:
0.15 % to 6.60 % due in 2011	$—	$—	$410,104	$—
0.15 % to 4.00 % due in 2012	751,400	—	51,400	—
0.46 % to 5.49 % due in 2013	199,000	49,000	299,000	49,000
0.00 % to 6.00 % due after 2015	301,404	—	5,886	—

	1,251,804	49,000	766,390	49,000
Unamortized premiums	805	—	1,249	—
Hedge accounting adjustments	—	—	366	—

Total advances	$1,252,609	$49,000	$768,005	$49,000

At December 31, 2011, Webster Bank has $3.9 billion in loans pledged as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion as compared to $1.3 billion at December 31, 2010. At December 31, 2011 and 2010, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 11: Long-Term Debt

Long-term debt consists of the following:

			At December 31,
	Maturity date	Stated interest rate	2011	2010
(In thousands)
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	177,480	177,480
Junior subordinated debt related to capital trusts (b):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes (c)	2033	3.502%	77,320	77,320
People’s Bancshares Capital Trust II, fixed-rate notes (d)			—	10,309
Eastern Wisconsin Bancshares Capital Trust II, floating-rate notes (d)			—	2,070
NewMil Statutory Trust I, floating-rate notes (d)			—	10,310

Total junior subordinated debt related to capital trusts			213,390	236,079

Total notes			540,870	563,559
Unamortized premiums, net			(192)	(188)
Hedge accounting adjustments			11,911	19,466

Total long-term debt			$552,589	$582,837

(a)	On February 7, 2012, the Bank completed a fixed price cash tender offer for any and all of its outstanding Subordinated fixed-rate notes. See Note 25.
(b)	At December 31, 2011, the Company had $213.4 million of junior subordinated debt issued to two wholly owned trusts as follows: a Connecticut statutory business trust, Webster Statutory Trust I, and a Delaware capital business trust, Webster Capital Trust IV. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Consolidated Financial Statements.

(c)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.502% at December 31, 2011 and 3.252% at December 31, 2010.
(d)	The Company redeemed the following junior subordinated debt using cash on hand: People’s Bancshares Capital Trust II on July 19, 2011; Eastern Wisconsin Bancshares Capital Trust II on May 20, 2011; and NewMil Statutory Trust 1 on March 28, 2011.

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

Aggregate annual maturities of long-term debt at December 31, 2011 are as follows:

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Senior fixed-rate notes	$—	$—	$150,000	$—	$—	$—	$150,000
Subordinated fixed rate notes	—	177,480	—	—	—	—	177,480
Total junior subordinated debt to related capital trusts	—	—	—	—	—	213,390	213,390

Total notes	$—	$177,480	$150,000	$—	$—	$213,390	$540,870

NOTE 12: Shareholders’ Equity

Common Stock

A total of 86,835 and 92,582 shares of common stock were repurchased during 2011 and 2010, respectively, at an average cost of $19.27 and $17.87 per common share, respectively. All shares repurchased were for employee compensation plans and no shares were repurchased as part of Webster’s share repurchase program during 2011 and 2010. There were 2,111,200 shares authorized for repurchase as of December 31, 2011 and 2010 under the share repurchase program.

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

On April 26, 2011, the Company increased its quarterly cash dividend to common shareholders to $0.05 per common share from $0.01 per common share.

Capital Purchase Program

On November 21, 2008, Webster entered into a Purchase Agreement with the U.S Department of the Treasury (“Treasury”) pursuant to which the Company issued and sold to the Treasury (i) 400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (ii) a ten-year warrant to purchase up to 3,282,276 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $18.28 per share (the Warrant), for an aggregate purchase price of $400 million in cash. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values, $391.3 million was allocated to the Series B Preferred Stock and $8.7 million was allocated to the warrant. The resulting discount on the preferred stock was amortized against retained earnings, until the shares were repurchased, and is reflected in the consolidated statement of operations as “Accretion of preferred stock discount and gain on extinguishment”.

The Series B Preferred Stock, which Webster redeemed in full, as described below, was not mandatorily redeemable and paid cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The warrant was immediately exercisable, in whole or in part, over a term of 10 years. The warrant did impact earnings per share during the years ended December 31, 2010, 2009 and 2008, as the exercise price of the warrant exceeded the average price of shares of Webster’s common stock for the year ended December 31, 2010, and Webster had net losses attributable to common shareholders for the years ended December 31, 2009 and 2008 and the effect was anti-dilutive.

On February 26, 2010, Webster received approval to repurchase $100 million of its Series B Preferred Stock. Webster’s redemption of the Series B Preferred Stock was not subject to any additional conditions or stipulations from the Treasury, such as the issuance of additional capital. The repurchase occurred on March 3, 2010 and required the acceleration of $1.6 million of the unamortized discount related to the redeemed shares. A second repurchase of an equal amount occurred on October 13, 2010 and was not subject to any additional conditions or stipulations from the Treasury, such as the issuance of additional capital. As a result of the repurchase, Webster accelerated $1.4 million of the unamortized discount on the redeemed shares. Both repurchases were funded with cash on hand.

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

On June 8, 2011, the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. The Company did not receive any of the proceeds of the warrant offering; however the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 272,643 warrants from the open market since the warrant offering. At December 31, 2011, 727,357 warrants were outstanding and exercisable.

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

Exchange Offer

On May 28, 2009, the Company announced the commencement of an exchange offer, which expired on June 24, 2009, with holders of the Series A Preferred Stock and the Trust Preferred Securities. See Note 11—Long-Term Debt for additional information related to the effect of the exchange offer on the Trust Preferred Securities.

In connection with this offer, the Company offered 35.8046 shares of its common stock and $350 in cash as consideration for each share of the Series A Preferred Stock tendered. A total of 168,500 shares of Series A Preferred Stock accepted the exchange offer, resulting in the issuance of 6.03 million common shares par value $0.01 per share at a fair value of $43.7 million and delivery of $59.0 million in cash. The exchange was accounted for as a redemption resulting in the de-recognition of the $168.5 million carrying amount of Series A Preferred Stock tendered, elimination of $5.5 million of original issuance costs, recognition of the $43.6 million excess of the fair value of the common stock issued over par, net of issuance costs, as additional paid in capital (“APIC”), and the recognition of the $58.8 million excess of the carrying amount of the preferred stock retired over the fair value of the common shares issued and cash delivered as an increase to retained earnings.

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

As part of the Company’s assessment of the accounting for the tranche equity raise, management concluded that the right to the second close represented a free standing financial instrument that must be evaluated separately. As a result, the Company accounted for the Second Closing, at the time of the First Closing, by measuring this right at fair value, which resulted in a de minimis liability at the time of the First Closing. Concurrently, the Company did not elect to subsequently measure and record the liability at fair value.

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

Thrift Bad Debt Reserves

Retained earnings at both December 31, 2011 and 2010 included $58.0 million of certain “thrift bad debt” reserves established before 1988. For federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank’s stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been provided for these reserves.

NOTE 13: Regulatory Matters

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

Year-end actual and required capital ratios for Webster and Webster Bank are as follows:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,766,468	14.6%	$967,017	8.0%	$1,208,772	10.0%
Tier 1 capital	1,577,991	13.1	483,509	4.0	725,263	6.0
Tier 1 leverage capital ratio	1,577,991	8.9	713,319	4.0	891,648	5.0
Webster Bank, N.A.
Total risk-based capital	$1,681,769	14.0%	$964,184	8.0%	$1,205,230	10.0%
Tier 1 capital	1,494,529	12.4	482,092	4.0	723,138	6.0
Tier 1 leverage capital ratio	1,494,529	8.4	711,572	4.0	889,466	5.0
At December 31, 2010(a)
Webster Financial Corporation
Total risk-based capital	$1,645,856	13.9%	$944,470	8.0%	$1,180,587	10.0%
Tier 1 capital	1,424,652	12.1	472,235	4.0	708,352	6.0
Tier 1 leverage capital ratio	1,424,652	8.3	685,896	4.0	857,370	5.0
Webster Bank, N.A.
Total risk-based capital	$1,678,090	14.3%	$941,019	8.0%	$1,176,273	10.0%
Tier 1 capital	1,457,794	12.4	470,509	4.0	705,764	6.0
Tier 1 leverage capital ratio	1,457,794	8.5	684,060	4.0	855,076	5.0

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

In the first quarter of 2010, the Company down-streamed $100 million from Webster to Webster Bank, N.A. to improve its overall capital position. This action also had the effect of increasing the bank-level leverage and total capital ratios. As of June 30, 2010, Webster Bank, N.A. became subject to individual minimum capital ratios. Webster Bank, N.A. is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. The Bank exceeded these requirements at December 31, 2011 and 2010.

Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fails to meet the minimum capital requirements, which could have a direct material effect on the Company’s Consolidated Financial Statements. Management believes that Webster and Webster Bank met all capital adequacy requirements to which they are subject.

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

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $170.0 million in 2011. At December 31, 2010, Webster Bank had no dividend paying capacity to pay dividends to Webster.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of Webster have not been included in the consolidated financial statements. However, $209.9 million in trust preferred securities issued by Webster Capital Trust IV have been included in the Tier 1 capital of Webster for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require Webster to deduct, over a three year period beginning on January 1, 2013, all trust preferred securities from Webster’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at December 31, 2011 would not affect Webster’s ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

NOTE 14: Earnings Per Common Share

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Years ended December 31,
(In thousands, except per share data)	2011	2010 (a)	2009 (a)
Earnings (loss) from continuing operations for basic earnings (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	$146,098	$47,245	$(86,831)
Less dividends declared or accrued:
Common shareholders	(13,908)	(3,117)	(2,421)
Participating shares	(70)	(16)	(22)

Total undistributed income (loss) available to common shareholders	132,120	44,112	(89,274)
Add dividends paid to common shareholders	13,908	3,117	2,421
Less income allocated to participating securities	(666)	(233)	—

Net income (loss) allocated to common shareholders	$145,362	$46,996	$(86,853)

Earnings (loss) from continuing operations for diluted earnings (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	$146,098	$47,245	$(86,831)
Less dividends declared or accrued:
Common shareholders	(13,908)	(3,117)	(2,421)
Participating shares	(70)	(16)	(22)

Total undistributed income (loss) available to common shareholders	132,120	44,112	(89,274)
Add dividends paid on converted shares of Series A Preferred Stock	—	—	7,161
Add dividends paid to common shareholders	13,908	3,117	2,421
Less:
Income allocated to participating securities	(666)	(233)	—
Gain on conversion of Series A Preferred Stock	—	—	(58,792)

Net income (loss) allocated to common shareholders	$145,362	$46,996	$(138,484)

Earnings from discontinued operations for basic and diluted earnings per common share:

Net income from discontinued operations available to common shareholders	$1,995	$94	$302

Shares:
Weighted average common shares outstanding—basic	87,007	78,175	60,943
Effect of dilutive securities:
Stock options and Restricted Stock	368	264	—
Warrants	4,313	3,733	—
Series A Preferred Stock	—	—	2,973

Weighted average common shares outstanding—diluted	91,688	82,172	63,916
Earnings (loss) from continuing operations per common share:
Basic	$1.67	$0.60	$(1.43)
Diluted	$1.59	$0.57	$(2.17)
Earnings from discontinued operations per common share:
Basic	$0.02	$—	$0.01
Diluted	$0.02	$—	$0.01
Earnings (loss) per common share:
Basic	$1.69	$0.60	$(1.42)
Diluted	$1.61	$0.57	$(2.16)

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

Potential common shares from stock options, whose exercise prices are less than the weighted average market price of Webster’s common stock, are deemed to be anti-dilutive to the earnings per share calculation and therefore, are excluded from the computation of diluted earnings per share. The following table presents securities with exercise prices that were less than the weighted average market price of Webster’s common stock for the respective periods:

	Years ended December 31,
(In thousands)	2011	2010	2009
Non-participating stock options	578	645	119
Series B1 & B2 Warrants	—	—	540

	578	645	659

Stock Options

Options to purchase 1.7 million, 1.9 million and 3.1 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 14,529, 75,985 and 177,426 for the years ended December 31, 2011, 2010 and 2009, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

The Series A Preferred Stock at December 31, 2011, 2010 and 2009 represents potential common stock of 1.1 million for each period. The effect of the potential issuance of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

Warrants

Series A1 and A2: The Series A1 and A2 warrants to purchase an aggregate of 8.6 million shares of common stock issued in connection with the Warburg investment was included in the calculation of diluted earnings per share because the exercise price was less than the average market price of Webster’s common stock for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the 8.6 million shares were excluded because the exercise price was greater than the average market price of Webster’s common stock for the year ended December 31, 2009. The initial exercise price of $10.00 for the A1 warrants increased to $11.50 on July 28, 2011 and the initial exercise price for the A2 warrants similarly increased on October 15, 2011. The exercise price will increase to $13.00 for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of January 31, 2012, none of the A1 or A2 warrants have been exercised.

Series B1 and B2: The Series B1 and B2 warrants to purchase 5.5 million shares of common stock issued in connection with the Warburg investment were not included in the calculation of diluted earnings per share for the year ended December 31, 2009 because the exercise price was greater than the average market price of Webster’s common stock for the respective period. The warrants were not outstanding for the years ended December 31, 2011 and 2010.

Other Warrants: Warrants originally issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at December 31, 2011. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the year ended December 31, 2011. The warrants issued in connection with the Series B Preferred Stock issued to the U.S. Treasury represented an aggregate 3.3 million potential issuable shares of common stock at December 31, 2010 and 2009. The weighted average dilutive effect of this warrant was excluded from the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009 because the warrant’s exercise price was greater than the average market price of the shares for those years.

NOTE 15: Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss):

Year Ended December 31, 2011 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$(5,482)	$3,001	$(2,481)
Net change in non-credit related other than temporary impairment on securities	882	(136)	746

Net unrealized gain on securities available for sale	(4,600)	2,865	(1,735)
Net unrealized loss on derivative instruments	(36,964)	13,969	(22,995)
Amortization of unrealized loss on securities transferred to held to maturity	260	(87)	173
Net actuarial loss and prior service costs for pension and other postretirement benefits	(34,672)	12,734	(21,938)

Total other comprehensive income (loss)	$(75,976)	$29,481	$(46,495)

Year Ended December 31, 2010 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$36,931	$(14,590)	$22,341
Net change in non-credit related other than temporary impairment on securities	(4,238)	1,690	(2,548)

Net unrealized gain on securities available for sale	32,693	(12,900)	19,793
Net unrealized loss on derivative instruments	(4,876)	2,108	(2,768)
Amortization of unrealized loss on securities transferred to held to maturity	509	(178)	331
Net actuarial loss and prior service costs for pension and other postretirement benefits	(4,117)	1,441	(2,676)

Total other comprehensive income	$24,209	$(9,529)	$14,680

Year Ended December 31, 2009 (In thousands)	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
Net change in unrealized gain on securities available for sale	$135,297	$(47,296)	$88,001
Net change in non-credit related other than temporary impairment on securities	(10,538)	3,683	(6,855)

Net unrealized gain on securities available for sale	124,759	(43,613)	81,146
Net unrealized loss on derivative instruments	2,149	(752)	1,397
Amortization of unrealized loss on securities transferred to held to maturity	398	(139)	259
Net actuarial gain and prior service costs for pension and other postretirement benefits	9,463	(3,313)	6,150

Total other comprehensive income	$136,769	$(47,817)	$88,952

Accumulated other comprehensive loss is comprised of the following components:

	At December 31,
(In thousands)	2011	2010
Unrealized gain on available for sale securities, net of tax	$16,243	$17,978
Unrealized loss upon transfer of available for sale securities to held to maturity, net of tax and amortization	(276)	(449)
Net actuarial loss and prior service cost for pension and other postretirement benefit plans, net of tax	(47,287)	(25,349)
Unrealized loss on cash flow hedge, net of tax	(21,076)	(7,359)
Deferred (loss) gain on hedge accounting transactions, net of tax	(7,808)	1,470

Total accumulated other comprehensive loss	$(60,204)	$(13,709)

NOTE 16: Derivative Financial Instruments

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

Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps are marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $15.0 million loss as of December 31, 2011.

During July 2011, Webster entered into six $25 million forward settle interest rate swap hedges which qualify for cash flow hedge accounting. The swaps were terminated upon entering into a ten-year FHLB Advance effective December 28, 2011. The swaps were terminated at a loss of $16.2 million and the loss will be amortized from OCI to earnings over the term of the advance maturing on December 30, 2021.

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

During July 2010, Webster entered into a $100 million forward settle interest rate swap which qualifies for cash flow hedge accounting. The swap was terminated and the related five-year FHLB Advance occurred on September 8, 2011. The swap was terminated at a loss of $7.3 million and the loss will be amortized from OCI to earnings over the term of the advances maturing on September 12, 2016. During the year ended December 31, 2011, $486.0 thousand of the loss was recognized in earnings.

The Company has a $100 million swap designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $1.5 million loss as of December 31, 2011.

Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $3.4 million will be reclassified as an increase to interest expense. In addition, over the next twelve months the Company will reclassify $6.1 million from OCI as an increase to interest expense related to amortization of net losses related to termination of cash flow hedges.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010.

			December 31, 2011			December 31, 2010
(Dollars in thousands)	Consolidated Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(1,521)	1	$100,000	$(2,050)
Forward settle interest rate swap on anticipated debt	Other liabilities	4	200,000	(15,050)	1	100,000	(4,158)
Forward settle interest rate swap on anticipated debt	Other assets	0	—	—	1	100,000	186

The net impact on interest expense related to cash flow hedges for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Years ended December 31,
	2011			2010			2009
	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$1,542	$1,962	$3,504	$1,113	$1,476	$2,589	$656	$984	$1,640
Interest rate swaps on subordinated debt	—	(150)	(150)	—	(150)	(150)	—	(227)	(227)
Interest rate swaps on repurchase agreement	—	1,095	1,095	—	—	—	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(180)	(180)	—	(180)	(180)	—	(896)	(896)

Net impact on interest expense on borrowings	$1,542	$2,727	$4,269	$1,113	$1,146	$2,259	$656	$(139)	$517

At December 31, 2011, the remaining unamortized loss on the termination of cash flow hedges was $28.4 million.

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

The table below presents the fair value of Webster’s derivative financial instruments designated as fair value hedges as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010.

	Consolidated Balance Sheet Location	# of Instruments	December 31, 2011		# of Instruments	December 31, 2010
			Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
(Dollars in thousands)
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on FHLB advances	Other assets	—	—	—	1	100,000	61

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impacts of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in earnings.

The net impact on interest expense related to fair value hedges is presented below for the periods indicated:

	Years ended December 31,
	2011				2010				2009
	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM (Gain) Loss	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(3,197)	$(3,197)	$—	$—	$(3,197)	$(3,197)	$(4,134)	$(728)	$(132)	$(4,994)
Interest rate swaps on subordinated debt	—	—	(4,479)	(4,479)	(497)	(94)	(4,087)	(4,678)	(5,801)	103	(40)	(5,738)
Interest rate swaps on FHLB advances	(61)	(144)	34	(171)	(708)	(1,600)	1,321	(987)	(704)	(149)	453	(400)

Net impact on interest expense on borrowings	$(61)	$(144)	$(7,642)	$(7,847)	$(1,205)	$(1,694)	$(5,963)	$(8,862)	$(10,639)	$(774)	$281	$(11,132)

At December 31, 2011, the remaining unamortized gain on the termination of fair value hedges was $12.1 million.

Non-Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, “Derivatives and Hedging”. Changes in the fair value of these instruments are recorded as a component of non-interest income. As of December 31, 2011 and 2010, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

	Consolidated Balance Sheet Location	At December 31,
		2011			2010
(Dollars in thousands)		# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	127	$615,773	$45,140	98	$447,689	$33,890
Commercial loan interest rate swaps	Other liabilities	0	—	—	2	30,542	(990)
Commercial loan interest rate swaps with floors	Other assets	12	25,217	1,994	12	28,342	1,060
Commercial loan interest rate caps	Other liabilities	13	119,186	(160)	5	19,164	(83)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	119	595,542	(40,269)	92	429,290	(31,394)
Commercial loan interest rate swaps	Other liabilities	4	20,180	13	7	48,895	1,362
Commercial loan interest rate swaps with floors	Other liabilities	12	25,217	(1,597)	12	28,342	(625)
Commercial loan interest rate caps	Other liabilities	13	119,186	160	5	19,164	98

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying consolidated statements of operations as follows for the years ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
	2011			2010			2009
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(153)	$(153)	$—	$(330)	$(330)	$—	$(194)	$(194)
Commercial loan interest rate derivatives, net	927	1,962	2,889	708	686	1,394	681	135	816
Fed funds futures contracts	—	(1,815)	(1,815)	—	(2,462)	(2,462)	—	—	—

Net impact on other non-interest income	$927	$(6)	$921	$708	$(2,106)	$(1,398)	$681	$(59)	$622

The weighted average rates paid and received for interest rate swaps outstanding at December 31, 2011 were as follows:

	Weighted-Average
	Interest Pay Coupon	Interest Receive Coupon
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.46%
Non-hedging interest rate swaps	1.65%	1.74%

The weighted average strike rates for interest rate caps and floors outstanding at December 31, 2011 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	2.98%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.99

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2011, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the September 2011 through April 2013 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of contracts is reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income statement impact as non-interest income on the Consolidated Statement of Operations. During the years ended December 31, 2011 and 2010, the Company recognized $1.8 million and $2.5 million, respectively, in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest-rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2011, outstanding rate locks totaled approximately $116.3 million and the outstanding commitments to sell residential mortgage loans totaled approximately $134.1 million. Forward sales, which include mandatory forward commitments of approximately $133.0 million at December 31, 2011, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income on the Consolidated Statement of Operations. As of December 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.2 million and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2010, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.9 million and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at December 31, 2011 and 2010.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $47.1 million at December 31, 2011. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each have a net unfavorable market value. In accordance with our CSA Agreements, approximately $65.0 million of collateral was pledged to those counterparties at December 31, 2011. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

NOTE 17: Fair Value Measurements

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

Fair Value Hierarchy- The three levels within the fair value hierarchy are as follows:

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

A description of the valuation methodologies used by the Company is presented below:

Cash, Due from Banks, and Interest-bearing Deposits

The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Securities

When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy. Level 1 securities include equity securities-financial institutions and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing services’ assumptions and establishes processes to challenge pricing services’ valuations that appear unusual or unexpected. Level 2 securities include agency CMOs-GSE, single-issuer trust preferred securities, mortgage-backed securities-GSE and CMBS securities.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3, and reliance is placed upon internally developed models and management judgment and valuation. Pooled trust preferred securities and auction rate preferred securities are currently classified as level 3.

The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. Changes in discount rate assumptions, including benchmark rate and spread assumptions could have a direct impact on fair value. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

At December 31, 2011, auction rate preferred securities were valued at par as the Company continues to receive redemptions at full par value. The portfolio value is $1.0 million at December 31, 2011. Previously, the Company had been using a third party service to provide pricing. Based on observable increased redemption activity at full par value and the relatively insignificant value of this portfolio, these securities have not been valued by the third party service since March 31, 2011.

On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model as well as the auction rate preferred securities redemption pricing conditions.

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics.

Loan and Lease Receivables

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

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Carrying value is an estimate of fair value for securities sold under agreements to repurchase and other short term borrowings that mature within 90 days. The fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs—GSE	1,940,242	—	1,940,242	—
Pooled trust preferred securities	28,998	—	—	28,998
Single issuer trust preferred securities	38,214	—	38,214	—
Equity securities—financial institutions	9,447	8,472	—	975
Mortgage-backed securities- GSE	527,310	—	527,310	—
CMBS	330,353	—	330,353	—

Total available for sale securities	2,874,764	8,672	2,836,119	29,973
Derivative instruments:
Interest rate swaps	47,134	—	47,134	—

Total financial assets held at fair value	$2,921,898	$8,672	$2,883,253	$29,973

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$58,424	$—	$58,424	$—
Fed Fund futures contract	1,365	—	1,365	—
Visa Swap	2	—	2	—

	At December 31, 2010
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Trading securities:
Equity securities	$11,554	$11,554	$—	$—
Available for sale securities:
U.S. treasury bills	200	200	—	—
Agency Notes—GSE	100,049	—	100,049	—
Agency CMOs—GSE	1,179,159	—	1,179,159	—
Pooled trust preferred securities	53,189	—	—	53,189
Single issuer trust preferred securities	42,275	—	42,275	—
Equity securities—financial institutions	7,341	6,013	—	1,328
Mortgage-backed securities- GSE	723,582	—	723,582	—
CMBS	307,981	—	307,981	—

Total available for sale securities	2,413,776	6,213	2,353,046	54,517
Derivative instruments:
Interest rate swaps	35,198	—	35,198	—

Total financial assets held at fair value	$2,460,528	$17,767	$2,388,244	$54,517

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$37,841	$—	$37,841	$—
Fed Fund futures contract	2,081	—	2,081	—
Visa Swap	—	—	—	—

The following table presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Years ended December 31,
(In thousands)	2011	2010
Level 3—available for sale securities, beginning of period	$54,517	$70,689
Transfers into Level 3 (a)	—	1,716
Change in unrealized loss included in other comprehensive income	(11,521)	(6,225)
Realized loss on sale of available for sale securities	(3,343)	(593)
Net other-than-temporary impairment charges	—	(5,771)
Purchases	42	753
Sales/Proceeds	(1,456)	(4,153)
Accretion/Amortization	652	108
Calls/Paydowns	(8,680)	(2,133)
Other	(238)	126

Level 3—available for sale securities, end of period	$29,973	$54,517

(a)	Auction rate preferred securities were transferred from Level 2 to Level 3 in March 2010 because of lack of observable market data due to a decrease in market activity for these securities.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during 2011 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and loans held for sale measured at the lower of cost or market that were recognized at fair value (i.e. below cost) at the end of the period. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. Impaired loans that were remeasured and reported at fair value based upon the fair value of the underlying collateral, excluding loans fully charged-off during 2011 and loans held for sale totaled $27.9 million at December 31, 2011.

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

The following table presents foreclosed and repossessed assets that were remeasured and reported at fair value:

	Years ended December 31,
(In thousands)	2011	2010
Foreclosed and repossessed assets
Remeasured at initial recognition:
Carrying value prior to remeasurement	$6,184	$22,995
Charge-offs recognized in the allowance for loan and lease losses	(2,102)	(4,576)

Fair value	$4,082	$18,419

Remeasured subsequent to initial recognition:
Carrying value prior to remeasurement	$24,401	$31,513
Write-downs included in other non-interest expense	(8,114)	(7,234)

Fair value	$16,287	$24,279

A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31, 2011		At December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$195,957	$195,957	$159,849	$159,849
Interest-bearing deposits	96,062	96,062	52,811	52,811
Trading securities	—	—	11,554	11,554
Securities available for sale	2,874,764	2,874,764	2,413,776	2,413,776
Securities held-to-maturity	2,973,727	3,130,546	3,072,453	3,141,775
Loans held for sale	57,391	57,391	52,224	52,224
Loans, net	10,991,917	11,097,390	10,696,532	10,701,251
Mortgage servicing assets (a)	7,831	9,968	7,256	10,281
Derivative instruments	47,134	47,134	35,198	35,198
Liabilities:
Deposits other than time deposits	$10,821,390	$10,619,712	$10,458,876	$10,010,222
Time deposits	2,834,635	2,883,006	3,149,909	3,205,361
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	1,212,228	1,091,477	1,112,078
FHLB advances and other long-term debt (b)	1,805,198	1,789,506	1,350,842	1,302,718
Derivative instruments:
Interest rate swaps	58,424	58,424	37,841	37,841
Fed Fund futures contract	1,365	1,365	2,081	2,081
Visa swap	2	2	—	—

(a)	The carrying amount of mortgage servicing assets is net of $0.9 million and $0.3 million reserves at December 31, 2011 and 2010, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $12.5 million and $20.9 million in hedge accounting adjustments and discounts at December 31, 2011 and 2010, respectively. The estimated fair value does not include such adjustments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Because no active market exists for a significant portion of Webster’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18: Pension and Other Postretirement Benefits

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

The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional supplemental retirement income on or after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. There were $0.1 million in Company contributions to the plans for the years ended December 31, 2011 and 2010.

The Bank is also a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2011, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $5.9 million. Webster made $1.4 million and $0.8 million in contributions in 2011, and 2010, respectively.

The following table sets forth contributions and funding status of the Pentegra multiple-employer plan:

	Pension Protection Act Zone Status				RIP/RP Status Pending/ Implemented	Contributions by Webster Bank Period Ending December 31,			Surcharge Imposed	Expiration Date of Collective- Borrowing Agreement
(In thousands) EIN/Pension Plan Number	2011		2010			2011	2010	2009
13-5645888/333	N/A	*	N/A	*	No	$1,429	$833	$959	No	N/A
	Total contributions					$1,429	$833	$959

*	Plan funding at July 1, 2011 and 2010 was between 65% and 80%

The Pentegra defined benefit plan for financial institutions is a multiple-employer plan for which multi-employer accounting is applied. As a multiple-employer plan, there are no collective bargained contracts affecting its contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act.

All benefit accruals were frozen as of September 1, 2004.

Year contributions to Fund exceeded more than 5 percent of total contributions

FYE 2011	No
FYE 2010	No
FYE 2009	No

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

Compensation expense included $12.1 million, $11.9 million and $12.9 million for the years ending December 31, 2011, 2010 and 2009, respectively, for employer contributions.

December 31st is the measurement date used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$137,335	$122,943	$7,074	$6,353	$4,916	$4,516
Service cost	175	250	—	—	—	—
Interest cost	7,463	7,270	350	360	215	241
Actuarial loss	28,691	10,450	760	433	452	633
Benefits paid and administrative expenses	(4,488)	(3,578)	(91)	(72)	(457)	(474)

Benefit obligation at end of year	169,176	137,335	8,093	7,074	5,126	4,916

Change in plan assets:
Fair value of plan assets at beginning of year	138,423	126,881	—	—	—	—
Actual return on plan assets	2,970	15,120	—	—	—	—
Employer contributions	—	—	91	72	457	474
Benefits paid and administrative expenses	(4,488)	(3,578)	(91)	(72)	(457)	(474)

Fair value of plan assets at end of year	136,905	138,423	—	—	—	—

(Underfunded) overfunded at end of year	$(32,271)	$1,088	$(8,093)	$(7,074)	$(5,126)	$(4,916)

The pension plan held no shares of Webster common stock at December 31, 2011 and 2010.

The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2011 and 2010 are summarized below. Webster expects that $6.5 million in net actuarial loss and $73.0 thousand in prior service cost will be recognized as components of net periodic benefit cost in 2012.

	2011			2010
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$70,547	$1,423	$1,396	$36,950	$663	$1,009
Prior service cost	—	—	305	—	—	378

Total pre-tax amounts recognized in accumulated other comprehensive loss	$70,547	$1,423	$1,701	$36,950	$663	$1,387

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the Consolidated Balance Sheets at December 31, 2011 and 2010. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2011			2010
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Prepaid expenses and other assets	$—	$—	$—	$1,088	$—	$—
Accrued expenses and other liabilities	(32,271)	(8,093)	(5,126)	—	(7,074)	(4,916)

(Underfunded) overfunded	$(32,271)	$(8,093)	$(5,126)	$1,088	$(7,074)	$(4,916)

The accumulated benefit obligation for the pension plans and the postretirement benefit plan was $182.4 million and $149.3 million at December 31, 2011 and 2010, respectively.

Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2012	$5,788	$1,115	$484
2013	5,779	950	484
2014	6,473	1,518	479
2015	6,801	624	468
2016	6,866	492	451
2017-2021	40,347	1,652	1,935

Net periodic benefit cost recognized in net income and changes in funded status recognized in accumulated other comprehensive income (loss) for the years ended December 31 included the following components:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$175	$250	$250	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,463	7,270	6,971	350	360	436	215	241	258
Expected return on plan assets	(10,550)	(10,008)	(8,190)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Recognized net loss	2,674	2,250	3,363	—	—	—	65	22	—
Settlement	—	—	—	—	—	(87)	—	—	—

Net periodic (income) benefit cost recognized in net income	(238)	(238)	2,394	350	360	349	353	336	331

Changes in Funded Status Recognized in Other Comprehensive Income:
Current year actuarial loss (gain)	36,272	5,337	(6,917)	760	434	668	452	691	222
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Amortization of net (loss) gain	(2,674)	(2,250)	(3,363)	—	—	—	(65)	(22)	—

Total loss (gain) recognized in other comprehensive income (loss)	33,598	3,087	(10,280)	760	434	668	314	596	149

Total recognized in total comprehensive income (loss)	$33,360	$2,849	$(7,886)	$1,110	$794	$1,017	$667	$932	$480

Fair Value Measurements: The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. See Note 17 – Fair Value Measurements for further information related to fair value measurements.

Registered investment companies: Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the plan at year end. Money market funds are shown at cost, which approximates fair value.

Common collective trusts: There are no readily available market quotations for these funds. The fair value of the fund is based on the securities in the portfolio, which typically is the amount that the fund might reasonably expect to receive for the securities upon a sale. These funds are either valued on a daily or monthly basis.

Investment contract with insurance company: These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of insurance company investment contracts are classified as Level 3 investments. See Note 17 – Fair Value Measurements for further information related to fair value measurements.

	At December 31, 2011				At December 31, 2010
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Common collective funds	$103,078	$—	$103,078	$—	$—	$—	$—	$—
Exchange traded funds	32,415	32,415	—	—	136,485	136,485	—	—
Money market mutual funds	11	11	—	—	541	541	—	—
Insurance company investment contract	1,401	—	—	1,401	1,397	—	—	1,397

Total	$136,905	$32,426	$103,078	$1,401	$138,423	$137,026	$—	$1,397

The following table sets forth a summary of changes in the fair value of the plan’s level 3 assets for the years ended December 31, 2011 and 2010.

(In thousands)	2011	2010
Level 3—pension assets, beginning of period	$1,397	$1,326
Transfers into Level 3 (a)	—	—
Unrealized gains relating to instruments still held at the reporting date	78	146
Benefit payments, admin expenses and interest income, net	(74)	(75)

Balance, end of year	$1,401	$1,397

(a)	– There were no transfers to Level 3 for the years ended 2011 and 2010.

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2011	2010
Assets Category:
Fixed income investments	49%	50%
Equity investments	51	49
Cash and cash equivalents	—	1

Total	100%	100%

The Retirement Plan Committee (the “Committee”) is a fiduciary under ERISA and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, it engages the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The statement of investment policy guidelines and objectives is not intended to remain static and is reviewed no less often than annually by the Committee.

The investment policy guidelines in effect as of December 31, 2011 set the following asset allocation targets:

Target
Assets Category:
Fixed income investments	50%
Equity investments	50
Cash and cash equivalents	—

Total	100%

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The Plan invests in registered investment companies and bank collective trusts. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI EAFE Index, the JP Morgan Global Bond Index and the Barclays Capital Aggregate Bond Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities, mutual funds and collective trusts. Investments in mutual funds and collective trust funds are substantially limited to funds with the securities characteristics of their assigned benchmarks.

The basis for Webster’s 2011 assumption for the expected long-term rate of return on assets is as follows:

	Portfolio	Return
Asset Category:
Fixed income investments	50%	5.5%
U.S. equity investments	39	9.8
International equity investments	11	9.8

The investment strategy for the pension plan assets is to maintain a diversified portfolio designed to achieve our target rate of an average long-term rate of 7.75%. While we believe we can achieve a long-term average rate of return of 7.75%, we cannot be certain that portfolio will perform to our expectations. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.35%	5.50%	4.00%	5.10%	3.60%	4.55%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.95%	6.0%	5.10%	5.75%	6.40%	4.55%	5.25%	6.30%
Expected long-term return on assets	7.75	8.0	8.0	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0	8.0	8.0

The assumed healthcare cost-trend rate is 8.0% for 2011 and 2012, declining 1.0% each year after until 2015 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2011 would have increased the net periodic postretirement benefit cost by $11,784 and increased the accumulated benefit obligation by $311,619. A decrease of 1.0% in the assumed healthcare cost trend rate for 2011 would have decreased the net periodic postretirement benefit cost by $10,607 and decreased the accumulated benefit obligation by $279,218.

NOTE 19: Stock-Based Compensation Plans

Webster has established stock-based compensation plans that cover employees and directors, and a non-employee director compensation plan (collectively, the “Plans”). The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) for up to 10.9 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of December 31, 2011, no SARS have been granted and the Plans had 3.9 million common shares available for future grants.

Compensation cost related to the Plans, based on the grant-date fair value, is included as a component of compensation and benefits reflected in non-interest expense, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures. The costs of an award to retirement eligible employees is recognized immediately, however, the award is subject to a one year minimum hold before vesting. Stock-based compensation expense totaled $6.0 million, $6.7 million and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. These respective totals consist of (1) stock options expense of $0.8 million, $1.4 million and $2.6 million and (2) restricted stock expense of $5.2 million, $5.3 million and $6.3 million. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2.1 million, $0.8 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of Webster’s stock at the date of grant and vest over periods ranging from three to four years. These options grant the holder the right to acquire a share of Webster common stock for each option held, with a contractual life of no more than ten years. At December 31, 2011, total options outstanding included 2,337,991 non-qualified and 175,336 incentive stock options. Shares for the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2011	2010	2009
Weighted-average assumptions:
Expected term (years)	6.5	6.2	6.3
Expected dividend yield	1.00%	1.00%	1.00%
Expected forfeiture rate	9.00	5.00	5.00
Expected volatility	57.41	56.44	53.46
Risk-free interest rate	2.68	2.98	2.51

Fair value of option at grant date	$12.74	$6.87	$3.91

These assumptions can be highly subjective and, therefore, Webster uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is then derived from this output of the option valuation model. The expected dividend yield is based on the current annual dividend on a current stock price. The expected forfeiture rate was calculated based on historical actual forfeiture activity. The expected volatility was derived from historical returns of the daily closing stock price over periods of time equal to the duration of the expected term of options granted. The risk-free interest rate for periods that coincide with the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

As of December 31, 2011, there was $505.9 thousand of unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $102.4 thousand, $85.4 thousand and $1.1 thousand, respectively.

The following table provides a summary of stock option activity, under the Plans, for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding, at beginning of year	2,743,181	$30.10
Options granted	36,128	23.37
Options exercised	14,988	13.95
Options forfeited or expired	250,994	30.73

Options outstanding, at end of year	2,513,327	$30.03

Options exercisable, at end of year	2,264,742	$31.68

Options expected to vest, at end of year	233,984	$15.02

The following table summarizes information about options outstanding and options exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 5.01 —$15.00	851,381	7.11	$11.12	658,166	7.11	10.63
15.01 — 20.00	1,420	0.02	17.61	1,420	0.02	17.61
20.01 — 30.00	190,564	6.93	23.76	135,194	6.41	24.06
30.01 — 35.00	509,949	3.89	33.11	509,949	3.89	33.11
35.01 — 40.00	90,000	0.76	37.77	90,000	0.76	37.77
40.01 — 50.00	870,013	3.40	47.33	870,013	3.40	47.33

	2,513,327	4.93	$30.03	2,264,742	4.66	$31.68

The weighted-average remaining contractual term for options expected to vest at December 31, 2011 was 7.43 years. At December 31, 2011, the aggregate intrinsic value of options outstanding, options exercisable and options expected to vest was $7.9 million, $6.4 million and $1.3 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster’s closing stock price on the last trading day of 2011 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

Restricted Stock

Under the Plans, the fair value of the restricted stock awards to management and directors is based on the market price of Webster’s stock on the grant-date and is amortized to compensation expense over the applicable service vesting period ranging from one to five years. The Plans limit grants to 100,000 shares the number of time-based restricted stock shares that may be granted to an eligible individual in a calendar year. During the years ended December 31, 2011, 2010, and 2009, respectively, there were 153,527, 7,953, and 181,463 shares of time-based restricted stock granted to senior management.

The Plans also provide for performance-based restricted stock awards. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant, dependent upon Webster’s ranking for total shareholder return versus a blended peer group of companies in the Regional Banking Index (“KRX”). This blend of companies has been utilized since 2009 because it represents the mix of size and type of financial institutions that best compare with Webster. There were no performance-based restricted stock awards granted for the years ended December 31, 2011, 2010 and 2009. During the year ended December 31, 2008, there were 113,412 shares of performance-based restricted stock awards granted. Webster recorded compensation expense over the vesting period based on a fair value calculated using the Monte-Carlo simulation model which allowed for the incorporation of the performance condition. On January 23, 2012, the Compensation Committee of the Board met and approved that the participants in the performance-based restricted stock awards granted in 2008 and measured verses the KRX , as was the policy for that period, had met 200% of target. Dividends are paid on the performance shares when the performance hurdle is met.

A Director Retainer Fees Plan had provided non-employee directors with restricted stock for a portion of their annual retainer for services rendered as directors. On April 26, 2011, the Director Retainer Fees Plan expired. Therefore, from that date forward this type of grant made to non-employee directors comes from the 1992 Stock Option Plan. For the year ended December 31, 2011, there were 25,137 shares granted to Directors with a vesting schedule of 3 years from the 1992 Stock Option Plan. For the years ended December 31, 2010 and 2009, there were 18,036, and 14,234 shares, respectively, granted to non-employee directors with a vesting schedule of one year from the since expired Director Retainer Fees Plan.

As of December 31, 2011, there was $7.4 million of unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010, and 2009 was $22.29, $19.47, and $12.08, respectively. The weighted average fair value of restricted stock awards vested during the years ended December 31, 2011, 2010, and 2009 was $4.8 million, $4.9 million, and $6.8 million, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	Time - Based		Performance - Based
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock, at beginning of year	262,095	$15.27	33,334	$15.93
Granted	400,750	22.82	104,310	15.93
Vested	261,308	18.54	137,644	15.93
Forfeited	17,152	19.84	—	—

Restricted stock, at end of year	384,385	$20.20	—	$—

Long-Term Cash Awards

In 2009, Webster awarded long-term cash incentive awards to certain vice president and senior vice presidents of the Company. The value of these cash awards is converted to “phantom shares” by dividing the award value by the average price of Webster common stock for the 10 day period prior to the grant date. The “phantom shares” have a vesting period ranging from 3 to 5 years. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. Periodically, but at least on a reporting period basis, the unvested amount is marked to market using the current stock price. The value is subject to a floor of the initial grant price and a ceiling equal to twice the grant price. An adjustment is recorded to the liability and as an expense increase or reduction. For the years ended December 31, 2011 and 2010, no awards were granted. For the year ended December 31, 2009 there were 357,043 awards granted. Compensation expense included $3.0 million, $4.1 million and $1.5 million related to these awards for the years ended December 31, 2011, 2010 and 2009, respectively. Long-term cash awards of $4.4 million and $5.5 million were included in other liabilities at December 31, 2011 and 2010, respectively.

NOTE 20: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses—Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts (HSA) and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided and the type of customer served, and reflect how financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the amounts required to reconcile profitability metrics to GAAP reported amounts, and the consumer liquidating portfolio. The consumer liquidating portfolio was established as a separate operating unit under Consumer Finance as of April 1, 2010. As of January 1, 2011, consumer liquidating was transferred from the Consumer Finance business segment to the Corporate and Reconciling category. As of January 1, 2011, executive management further realigned its business segment balances by transferring the government and not-for-profit banking operating unit from the Other business segment to the Commercial Banking business segment and the private banking operating unit from the Commercial Banking business segment to the Other business segment to reflect the realignment of responsibilities. In addition, certain support functions were realigned within the corporate function. The 2010 and 2009 segment performance summary and business segment results tables have been adjusted for comparability to the 2011 segment presentation, with the exception of the consumer liquidating portfolio, which was not established as a separate operating unit until April 1, 2010 and, therefore, the first quarter of 2010 and all of 2009 have not been adjusted for this impact.

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

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” basically considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used”, and deposits are assigned an FTP rate for funds “provided”. From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset/Liability Committee.

As of January 1, 2010, Webster began attributing the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, is shown in the Corporate and Reconciling category. For the year ended December 31, 2011, 108.8% of the provision expense is specifically attributable to business segments and reported accordingly. Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report-based measures are reconciled to GAAP values in the Corporate and Reconciling category.

Webster’s business segment results are intended to reflect each segment as if it were a stand-alone business. The following table presents the operating results and total assets for Webster’s business segments:

Year ended December 31, 2011 (In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$168,930	$233,441	$107,271	$25,437	$535,079	$28,689	$563,768
(Benefit) provision for loan and lease losses	(21,213)	14,189	31,104	398	24,478	(1,978)	22,500

Net interest income after provision for loan and lease losses	190,143	219,252	76,167	25,039	510,601	30,667	541,268
Non-interest income	27,717	98,763	9,449	24,199	160,128	16,914	177,042
Non-interest expense	95,092	304,271	63,788	40,898	504,049	6,927	510,976

Income from continuing operations before income taxes	122,768	13,744	21,828	8,340	166,680	40,654	207,334
Income tax expense	34,314	3,842	6,101	2,331	46,588	11,363	57,951

Income from continuing operations	88,454	9,902	15,727	6,009	120,092	29,291	149,383
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	88,454	9,902	15,727	6,009	120,092	31,286	151,378
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income attributable to Webster Financial Corporation	$88,454	$9,902	$15,728	$6,009	$120,093	$31,286	$151,379

Total assets at period end	$4,310,195	$1,546,457	$5,869,028	$245,554	$11,971,234	$6,743,106	$18,714,340

Year ended December 31, 2010 (a) (b) (In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$145,745	$211,818	$101,958	$18,545	$478,066	$59,205	$537,271
Provision (benefit) for loan and lease losses	25,618	10,463	68,214	(902)	103,393	11,607	115,000

Net interest income after provision for loan and lease losses	120,127	201,355	33,744	19,447	374,673	47,598	422,271
Non-interest income	23,523	107,761	11,218	20,862	163,364	37,861	201,225
Non-interest expense	94,215	306,401	65,153	36,601	502,370	36,604	538,974

Income (loss) from continuing operations before income taxes	49,435	2,715	(20,191)	3,708	35,667	48,855	84,522
Income tax expense (benefit)	6,969	417	(3,100)	569	4,855	7,503	12,358

Income (loss) from continuing operations	42,466	2,298	(17,091)	3,139	30,812	41,352	72,164
Income from discontinued operations	—	—	—	—	—	94	94

Income (loss) before noncontrolling interests	42,466	2,298	(17,091)	3,139	30,812	41,446	72,258
Less: Net income attributable to noncontrolling interests	—	—	3	—	3	—	3

Net income (loss) attributable to Webster Financial Corporation	$42,466	$2,298	$(17,094)	$3,139	$30,809	$41,446	$72,255

Total assets at period end	$4,080,975	$1,516,197	$5,912,862	$203,707	$11,713,741	$6,320,140	$18,033,881

Year ended December 31, 2009 (a) (b) (In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$128,282	$156,030	$102,837	$12,762	$399,911	$95,475	$495,386
Provision (benefit) for loan and lease losses	137,816	20,264	141,924	(507)	299,497	3,503	303,000

Net (loss) interest income after provision for loan and lease losses	(9,534)	135,766	(39,087)	13,269	100,414	91,972	192,386
Non-interest income	24,991	118,793	12,854	19,055	175,693	8,702	184,395
Non-interest expense	96,298	293,660	62,902	35,986	488,846	18,548	507,394

(Loss) income from continuing operations before income taxes	(80,841)	(39,101)	(89,135)	(3,662)	(212,739)	82,126	(130,613)
Income tax (benefit) expense	(33,021)	(16,028)	(36,538)	(1,501)	(87,088)	33,664	(53,424)

(Loss) income from continuing operations	(47,820)	(23,073)	(52,597)	(2,161)	(125,651)	48,462	(77,189)
Income from discontinued operations	—	—	—	—	—	302	302

(Loss) income before noncontrolling interests	(47,820)	(23,073)	(52,597)	(2,161)	(125,651)	48,764	(76,887)
Less: Net income attributable to noncontrolling interests	—	—	22	—	22	—	22

Net (loss) income attributable to Webster Financial Corporation	$(47,820)	$(23,073)	$(52,619)	$(2,161)	$(125,673)	$48,764	$(76,909)

Total assets at period end	$4,113,157	$1,553,087	$6,047,472	$215,573	$11,929,289	$5,807,781	$17,737,070

(a)	Reclassified to conform to the 2011 presentation. The consumer liquidating portfolio was not established as a separate operating unit until April 2010, as part of the presentation for 2010, the consumer liquidating portfolio for the three months ended March 31, 2010 has not been reclassified to conform to the 2011 presentation. As part of the presentation for 2009, the consumer liquidating portfolio for the year ended December 31, 2009 has not been reclassified to conform to the 2011 presentation, and total assets at December 31, 2009 has not been reclassified to conform to the 2011 and 2010 presentations.
(b)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

NOTE 21: Commitments and Contingencies

Lease Commitments. At December 31, 2011, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. Many of the leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. Rental expense under leases was $20.4 million, $20.7 million and $22.3 million for the years ended December 31, 2011, 2010 and 2009, respectively and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancelable operating leases for properties owned. Rental income was $1.1 million, $1.3 million and $2.0 million in 2011, 2010 and 2009, respectively, and is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Operations.

The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2011:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2012	$18,929	$658
2013	18,148	456
2014	16,679	339
2015	15,565	253
2016	14,977	315
Thereafter	79,255	—

Total	$163,553	$2,021

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

The following table summarizes the outstanding financial instruments whose contract amounts represent credit risk for the periods ending:

	December 31,
(In thousands)	2011	2010
Commitments to extend credit	$318,001	$339,249
Unfunded commitments under existing lines and loans	3,390,816	3,330,712
Standby letters of credit	159,930	166,744
Commercial letters of credit	3,087	11,555

Total financial instruments with off-balance sheet risk	$3,871,834	$3,848,260

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of secured collateral, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	December 31,
(In thousands)	2011 (a)	2010 (a)	2009 (a)
Beginning balance	$9,378	$10,105	$10,500
Provision	209	311	300
Benefit	(4,138)	(1,038)	(695)

Ending balance	$5,449	$9,378	$10,105

(a)	The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

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

The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	December 31,
(In thousands)	2011	2010	2009
Beginning balance	$3,658	$1,595	$—
Provision	3,475	5,725	1,595
Loans Repurchased	(4,864)	(3,662)	—

Ending balance-reserve for loan repurchases	$2,269	$3,658	$1,595

The provision recorded at the time of loan sale is netted from mortgage banking activities, included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense.

Litigation Reserves

Webster is involved in routine legal proceedings occurring in the ordinary course of business and is subject to loss contingencies related to such litigation and claims arising therefrom. Webster evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Webster also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. The estimates included in this range are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available.

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

NOTE 22: Preferred Stock of Subsidiary Corporation

In December 1997, the subsidiary, Webster Preferred Capital Corporation (“WPCC”), issued 1,000,000 shares of Series B 8.625% cumulative redeemable preferred stock at $10 per share (the “preferred shares”). WPCC, with regulatory approval, executed a full redemption of the preferred shares on December 15, 2011. The preferred shares were not exchangeable into common stock or any other securities and did not constitute regulatory capital of either Webster Bank or Webster Financial Corporation while outstanding. At December 31, 2010, the preferred shares of WPCC have been reflected as a component of non-controlling interests in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Dividends paid on the preferred shares of WPCC for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $0.9 million and $0.9 million, respectively, and are reflected as a component of preferred dividends in the accompanying Consolidated Statements of Operations.

NOTE 23: Parent Company Information

Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	At December 31,
(In thousands)	2011	2010(a)
Assets:
Cash and due from banks	$15,403	$9,625
Interest-bearing deposits	196,029	75,896
Trading securities, at fair value	—	11,554
Securities available for sale, at fair value	9,447	7,341
Loan	—	13,000
Allowance for loan losses	—	(136)

Loan, net	—	12,864
Investment in subsidiaries	1,976,900	2,014,808
Due (to) from subsidiaries	(32)	347
Direct investments	12,843	16,533
Other assets	13,043	26,563

Total assets	$2,223,633	$2,175,531

Liabilities and shareholders’ equity:
Senior notes	$157,296	$160,421
Junior subordinated debt	213,146	235,790
Accrued interest payable	2,183	2,753
Other liabilities	5,234	7,332

Total liabilities	377,859	406,296
Shareholders’ equity	1,845,774	1,769,235

Total liabilities and shareholders’ equity	$2,223,633	$2,175,531

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees.

For more information refer to Note 1.

Condensed Statements of Operations
	Years ended December 31,
(In thousands)	2011	2010(a)	2009 (a)
Operating Income:
Interest on securities and interest-bearing deposits	$562	$1,434	$3,747
Interest on loan	810	1,087	1,128
Provision for loan losses	136	(136)	—
Loss on write-down of securities to fair value	—	(66)	(3,544)
Net (loss) gain on trading securities	(1,799)	12,045	—
Net gain (loss) on sale of investment securities	374	—	(7,167)
Direct investment income	1,605	2,079	487
Other non-interest income	149	5,206	26,504

Total operating income	1,837	21,649	21,155

Operating Expense:
Interest expense on borrowings	18,651	19,447	20,352
Loss on swap termination	16,223	—	—
Compensation and benefits	9,121	11,174	10,198
Other non-interest expense	5,766	6,059	5,621

Total operating expense	49,761	36,680	36,171

Loss before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	(47,924)	(15,031)	(15,016)
Income tax benefit	18,481	8,061	1,388

Loss before equity in undistributed earnings of subsidiaries	(29,443)	(6,970)	(13,628)
Equity in undistributed earnings of subsidiaries and associated companies	178,827	79,131	(63,583)

Income (loss) from continuing operations	149,384	72,161	(77,211)
Income from discontinued operations, net of tax	1,995	94	302

Net income (loss)	$151,379	$72,255	$(76,909)

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2011	2010 (a)	2009 (a)
Operating activities:
Net income (loss) attributable to Webster Financial Corporation	$151,379	$72,255	$(76,909)
Income from discontinued operations, net of tax	1,995	94	302

Income (loss) from continuing operations	149,384	72,161	(77,211)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(178,827)	(79,131)	63,583
Other, net	27,325	(30,163)	21,818

Net cash (used for) provided by operating activities	(2,118)	(37,133)	8,190

Investing activities:
(Increase) decrease in interest-bearing deposits	(120,133)	400,688	60,378
Purchases of available for sale securities	(3,714)	(500)	(100)
Proceeds from maturities and principal payments of available for sale securities	575	—	—
Proceeds from sale of available for sale securities	2,353	750	17,371
Net decrease in loan	13,000	—	5,000
Dividend from subsidiary	170,000	—	—
Capital contribution to subsidiary	—	(100,000)	(100,000)

Net cash provided by (used for) investing activities	62,081	300,938	(17,351)

Financing activities:
Repayment of other borrowings	—	—	(13,180)
Repayment of long-term debt	(22,689)	—	—
Redemption of preferred stock	—	(400,000)	—
Conversion of Series A preferred stock	—	—	(60,935)
Cash dividends paid to common shareholders	(13,978)	(3,133)	(2,443)
Cash dividends paid to preferred shareholders	(2,460)	(17,223)	(31,670)
Exercise of stock options	213	378	21
Warburg investment	—	36,440	116,187
Common stock issued	689	118,359	1,031
Common stock repurchased	(1,670)	(1,654)	(792)
Common stock warrants repurchased	(16,285)	—	—

Net cash (used for) provided by financing activities	(56,180)	(266,833)	8,219

Discontinued Operations:
Operating activities	1,995	94	302

Net cash provided by discontinued operations	1,995	94	302

Increase (decrease) in cash and due from banks	5,778	(2,934)	(640)
Cash and due from banks at beginning of year	9,625	12,559	13,199

Cash and due from banks at end of year	$15,403	$9,625	$12,559

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1.

NOTE 24: Selected Quarterly Consolidated Financial Information (Unaudited)

	2011
(In thousands, except per share data)	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter
Interest income	$176,209	$176,099	$174,562	$172,853
Interest expense	36,048	35,186	32,877	31,844

Net interest income	140,161	140,913	141,685	141,009
Provision for loan and lease losses	10,000	5,000	5,000	2,500
Net gain on sale of investment securities	2,176	1,647	—	—
Net loss on trading securities	(1,799)	—	—	—
Other non-interest income	43,539	44,542	44,691	42,246
Litigation	292	194	(254)	(9,755)
Other non-interest expense	128,833	131,867	123,472	136,327

Income from continuing operations before income tax expense	44,952	50,041	58,158	54,183
Income tax expense	12,368	15,857	15,927	13,799

Income from continuing operations	32,584	34,184	42,231	40,384
Income from discontinued operations, net of tax	1,995	—	—	—

Net income	34,579	34,184	42,231	40,384
Less: Net loss attributable to noncontrolling interests	(1)	—	—	—

Net income attributable to Webster Financial Corporation	34,580	34,184	42,231	40,384
Preferred stock dividends	(831)	(831)	(831)	(793)

Net income available to common shareholders	$33,749	$33,353	$41,400	$39,591

Net income per common share:
Basic:
Income from continuing operations	$0.36	$0.38	$0.48	$0.45
Income from discontinued operations, net of tax	0.02	—	—	—

Net income available to common shareholders	$0.38	$0.38	$0.48	$0.45
Diluted:
Income from continuing operations	$0.34	$0.36	$0.45	$0.43
Income from discontinued operations, net of tax	0.02	—	—	—

Net income available to common shareholders	$0.36	$0.36	$0.45	$0.43

(a)	Certain previously reported information has been corrected to reflect the deferrment of certain commercial loan fees. For more information refer to Note 1.

	2010
(In thousands, except per share data)	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
Interest income	$178,157	$178,757	$177,027	$174,706
Interest expense	46,436	45,692	41,569	37,679

Net interest income	131,721	133,065	135,458	137,027
Provision for loan and lease losses	43,000	32,000	25,000	15,000
Net gain on sale of investment securities	4,318	4,364	1,027	39
Net impairment loss recognized in earnings	(3,680)	(1,188)	(970)	—
Net gain on trading securities	—	8,584	1,205	2,256
Other non-interest income	45,265	52,099	45,185	42,721
Litigation	—	19,676	2,800	—
Other non-interest expense	133,624	127,991	126,921	127,962

Income from continuing operations before income tax expense	1,000	17,257	27,184	39,081
Income tax expense	200	378	4,561	7,219

Income from continuing operations	800	16,879	22,623	31,862
Income from discontinued operations, net of tax	—	—	—	94

Net income	800	16,879	22,623	31,956
Less: Net income (loss) attributable to noncontrolling interests	—	7	(3)	(1)

Net income attributable to Webster Financial Corporation	800	16,872	22,626	31,957
Preferred stock dividends	(5,455)	(4,581)	(4,581)	(3,469)
Accretion of preferred stock discount	(2,035)	(327)	(327)	(4,141)

Net (loss) income available to common shareholders	$(6,690)	$11,964	$17,718	$24,347

Net income per common share:
Basic:
(Loss) income from continuing operations	$(0.09)	$0.15	$0.23	$0.31
Income from discontinued operations, net of tax	—	—	—	—

Net (loss) income available to common shareholders	$(0.09)	$0.15	$0.23	$0.31
Diluted:
(Loss) income from continuing operations	$(0.09)	$0.14	$0.22	$0.29
Income from discontinued operations, net of tax	—	—	—	—

Net (loss) income available to common shareholders	$(0.09)	$0.14	$0.22	$0.29

(a)	Certain previously reported information has been corrected to reflect the deferrment of certain commercial loan fees. For more information refer to Note 1.

NOTE 25: Subsequent Event

On January 30, 2012, the Bank commenced a fixed price cash tender offer (the “Tender Offer”) for any and all of its $177.5 million outstanding principal amount of 5.875% Subordinated Fixed-rate Notes due 2013 (the “Notes”). On February 8, 2012, the Bank completed the purchase of $74.9 million principal amount of the Notes that was validly tendered pursuant to the Tender Offer. The aggregate consideration for the Notes accepted, including accrued and unpaid interest, was $77.8 million.

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

Internal Control Over Financial Reporting

Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2011.

Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2011. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2011.

The independent registered public accounting firm of Ernst & Young LLP, as auditor of Webster’s financial statements, has issued an attestation report on Webster’s internal control over financial reporting as of December 31, 2011.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Webster Financial Corporation:

We have audited Webster Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Webster Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Webster Financial Corporation and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 28, 2012

ITEM 9B.	OTHER INFORMATION

The annual meeting of shareholders will be held on Thursday, April 26, 2012 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for Webster’s executive officers, each of whom is elected to serve for a one-year period.

Name	Age at December 31, 2011	Positions Held
James C. Smith	62	Chairman and Chief Executive Officer and Director
Gerald P. Plush (1)	53	President and Chief Operating Officer and Director of Webster Bank
Glenn I. MacInnes (2)	50	Executive Vice President and Chief Financial Officer
Daniel H. Bley	43	Executive Vice President and Chief Risk Officer
Jeffrey N. Brown	54	Executive Vice President, Human Resources, Marketing and Communications
Michelle M. Crecca	42	Executive Vice President and Chief Marketing Officer
Nitin J. Mhatre	41	Executive Vice President, Consumer Finance
Joseph J. Savage	59	Executive Vice President, Commercial Banking
Anne M. Slattery	64	Executive Vice President, Retail Banking
Harriet Munrett Wolfe	58	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	49	Senior Vice President and Chief Accounting Officer

(1)	Mr. Plush was appointed President and Chief Operating Officer and a director of Webster Bank on December 15, 2011. During 2010, Mr. Plush served as Senior Executive Vice President and Chief Financial Officer of Webster and Webster Bank and as Chief Risk Officer until August 2010. On January 5, 2011, he was appointed Vice Chairman and Chief Operating Officer. Mr. Plush continued to serve as Chief Financial Officer of Webster and Webster Bank until May 31, 2011.
(2)	Mr. MacInnes was appointed Executive Vice President and Chief Financial Officer effective May 31, 2011.

Information concerning the principal occupation of these executive officers of Webster and Webster Bank during at least the last five years is set forth below.

James C. Smith is Chairman and Chief Executive Officer and a director of Webster and Webster Bank, having been elected Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975. He was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith is a member of the board of directors of the Financial Services Roundtable based in Washington D.C. He is also co-chairman of the American Bankers Council (American Bankers Association Mid-Cap Banks) and serves on the executive committee of the Connecticut Bankers Association. He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and served as a member of the board of directors of the Federal Reserve Bank of Boston. He is a past member of the board of directors of the American Bankers Association and of the Federal Home Loan Bank of Boston for a three year term ending in December 2010. He is a director of Saint Mary’s Health System and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until it was sold in June 2007.

Gerald P. Plush is President and Chief Operating Officer of Webster and Webster Bank and a director of Webster Bank. Mr. Plush joined Webster in July 2006 as Executive Vice President and Chief Financial Officer and was promoted to Senior Executive Vice President in July 2007. He was elected Chief Risk Officer in July

2008 and served in this role until August 2010. Mr. Plush was promoted to Vice Chairman and Chief Operating Officer on January 5, 2011 and promoted to President and elected to the board of directors of Webster Bank on December 15, 2011. He serves as Chairman of Webster’s Enterprise Risk Management Committee. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware. In his most recent position with MBNA, he was Senior Executive Vice President and Managing Director of Corporate Development and Acquisitions. Prior to this position, Mr. Plush was Senior Executive Vice President and Chief Financial Officer of MBNA’s North American Operations, and prior to that he was Senior Executive Vice President and Chief Financial Officer of U.S. Credit Card. Mr. Plush serves on the executive committee and the board of directors of Junior Achievement of Southwest New England, Inc.

Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He oversees accounting and tax, treasury, corporate and business finance, procurement and investor relations. Before joining Webster in 2011, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares. Prior to that, he worked for 11 years at Citigroup in a series of positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB.

Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster and Webster Bank. Mr. Bley joined Webster in August 2010. Prior to joining Webster, Mr. Bley was employed at ABN Amro and Royal Bank of Scotland (“RBS”) from 1994 to 2010. In his most recent position at RBS, Mr. Bley served as a managing director of RBS’ Financial Institutions Credit Group. Prior to this position, he was Group Senior Vice President—Head of Financial Institutions and Trading Credit Risk Management at ABN Amro. Mr. Bley serves on the board of directors of Junior Achievement of Western Connecticut.

Jeffrey N. Brown is Executive Vice President Human Resources, Marketing and Communications of Webster and Webster Bank. He was elected to this position in December 2011. Mr. Brown joined Webster in 1996 as Executive Vice President of Marketing and Communications for Webster Bank. He had responsibility for strategic planning in 1997 until January 2010. He was elected Executive Vice President of Marketing and Communications for the holding company in March 2004. In July 2007, he was elected to the position of Chief Administrative Officer for Webster and Webster Bank. Mr. Brown serves on the board of directors of the Bushnell Center for the Performing Arts and the Wadsworth Atheneum, both in Hartford, CT. He is also a member of the Executive Committee of the World Affairs Council of Connecticut, a member of the board of directors for the Eastern Connecticut State University Foundation and President of the Harold Webster Smith Foundation.

Michelle M. Crecca is Executive Vice President and Chief Marketing Officer of Webster and Webster Bank. Ms. Crecca joined Webster and Webster Bank as Executive Vice President, Consumer Lending in September of 2006 and was appointed Executive Vice President and Chief Marketing Officer in June of 2008. Prior to joining Webster and Webster Bank she was Managing Director, Retail Business for Citi Home Equity in Stamford, Connecticut from March 2004. Ms. Crecca serves on the board of directors of the American Heart Association of Fairfield County, Connecticut. Ms. Crecca will serve as AHA’s Go Red for Women chair for Fairfield and Westchester Counties for 2013.

Nitin J. Mhatre is Executive Vice President, Consumer Finance of Webster and Webster Bank. Mr. Mhatre joined Webster in October 2008 as Executive Vice President, Consumer Banking of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. Prior to joining Webster and Webster Bank, Mr. Mhatre worked for Citigroup in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position, he was Managing Director for the Home Equity Retail business for CitiMortgage. Prior to that, he was Vice President and Director, Cards Cross-Sell, and Vice Marketing Director for Citibank Guam, Product management head for Mass affluent and Diners Club Cards and Cards Sales Manager for Citibank India.

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

Harriet Munrett Wolfe is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., Hartford, Connecticut. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc.

Gregory S. Madar is Senior Vice President and Chief Accounting Officer of Webster and Webster Bank. He was promoted to this position in February 2011 and previously served as Senior Vice President and Controller of Webster and Webster Bank since February 2002, and has been employed by Webster since January 3, 1995. Mr. Madar is a Certified Public Accountant and previously worked for KPMG LLP.

Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. It has also adopted Corporate Governance Guidelines (“Guidelines”) and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive and Risk Committees of the Board of Directors. The Guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on Webster’s website (www.websterbank.com).

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:

Webster Financial Corporation

145 Bank Street

Waterbury, Connecticut 06702

Attn: Investor Relations

Telephone: (203) 578-2202

Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster’s Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2011, and is incorporated herein by reference.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2011, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 19 – Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,216,358	$27.69	3,933,473
Plans not approved by shareholders	—	—	—

Total	3,216,358	$27.69	3,933,473

Additional information required by this Item is omitted from this report and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting Securities of Webster” in the Proxy Statement and the information included therein is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

Signature:	Title:

/s/ James C. Smith James C. Smith	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Glenn I. MacInnes Glenn I. MacInnes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory S. Madar Gregory S. Madar	Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)

/s/ Joel S. Becker Joel S. Becker	Director

/s/ David A. Coulter David A. Coulter	Director

/s/ John J. Crawford John J. Crawford	Director

/s/ Robert A. Finkenzeller Robert A. Finkenzeller	Director

/s/ C. Michael Jacobi C. Michael Jacobi	Director

/s/ Laurence C. Morse Laurence C. Morse	Director

/s/ Karen R. Osar Karen R. Osar	Director

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery Charles W. Shivery	Director

WEBSTER FINANCIAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3	Certificate of Incorporation and Bylaws.

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.2	Certificate of Amendment (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of Second Restated Certificate of Incorporation of Webster Financial Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2009 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.6	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.7	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.8	Bylaws, as amended effective July 27, 2009 (filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010 and incorporated herein by reference).

4	Instruments Defining the Rights of Security Holders.

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2	Specimen stock certificate for the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.3

Form of specimen stock certificate for the Company’s Fixed Rate Cumulative

Perpetual Preferred Stock, Series B (filed as Exhibit 4.1 to the Company’s Current

Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Corporation and The Bank of New York, as trustee, relating to the Company’s Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.5	Senior Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

Exhibit No.	Exhibit Description

4.6	Supplemental Indenture, dated as of April 12, 2004, between the Corporation and The Bank of New York, as trustee, relating to the Company’s 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.7	Junior Subordinated Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.9	Amended and Restated Trust Agreement, dated as of June 20, 2007, by and among the Corporation, The Bank of New York, as Property Trustee, The Bank of New York Delaware Trustee and the Administrative Trustees named therein (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.10	Guarantee Agreement, dated as of June 20, 2007, between the Corporation and The Bank of New York, as Guarantee Trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.11	Replacement Capital Covenant, dated as of June 20, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007 and incorporated herein by reference).

4.12	Amendment No. 1 to Replacement Capital Covenant, dated as of December 17, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2010 and incorporated herein by reference).

4.13	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.14	A Warrant, Series 1 to purchase shares of the Company’s common stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

4.15	A Warrant, Series 2 to purchase shares of the Company’s Series C Perpetual Participating Preferred Stock (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

10	Material Contracts

10.1	Mechanics Savings Bank 1996 Officer Stock Plan (filed as Exhibit 10.1 of MECH Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.2	Amendment No. 1 to Mechanics Savings Bank 1996 Officer Stock Option Plan (filed as Exhibit 4.1 (b) of MECH Financial Inc.’s Registration Statement on Form S-8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.3	Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 10.2 of MECH Financial, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.4	Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 4.2 (b) of MECH Financial, Inc.’s Registration Statement on Form S- 8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.5	New England Community Bancorp, Inc., 1997 Non-Officer’s Directors’ Stock Option Plan (filed as Exhibit 4.1 of New England Community Bancorp, Inc.’s Registration Statement on Form S-8 as filed with the SEC on October 6, 1998 and incorporated herein by reference).

10.6	Amended and Restated 1992 Stock Option Plan (filed as Annex A to the Company’s definitive proxy materials for the Company’s 2007 Annual Meeting of Shareholders and incorporated herein by reference).

10.7	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

10.8	Amendment No. 4 to the 1992 Stock Option Plan (filed as Annex A to the Company’s definitive proxy materials for the Company’s 2010 Annual Meeting of Shareholders and incorporated herein by reference).

10.9	2001 Directors Retainer Fees Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed with the SEC on March 21, 2001 and incorporated herein by reference).

10.10	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.11	Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Company’s definitive proxy materials for the Company’s 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.12	Employee Stock Purchase Plan (filed as Appendix A to Webster’s Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).

10.13	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and James C. Smith (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.14	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Joseph J. Savage (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.15	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.16	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Jeffrey N. Brown (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

10.17	Change of Control Agreement, dated as of January 1, 2008, by and between Webster Financial Corporation and Harriet Munrett Wolfe (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated herein by reference).

Exhibit No.	Exhibit Description

10.18	Change of Control Agreement, dated as of February 22, 2011, by and between Webster Financial Corporation and Anne M. Slattery (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference).

10.19	Change of Control Agreement, dated as of February 22, 2011, by and between Webster Financial Corporation and Daniel H. Bley (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference).

10.20	Change of Control Agreement, dated as of May 31, 2011, by and between Webster Financial Corporation and Glenn I. MacInnes

10.21	Form of Non-Competition Agreement, dated as of January 31, 2005, by and between Webster Financial Corporation and the following executives: James C. Smith, Joseph J. Savage, and Jeffrey N. Brown (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2005 and incorporated herein by reference).

10.22	Non-Competition Agreement, dated as of July 5, 2006, by and between Webster Financial Corporation and Gerald P. Plush (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC on August 4, 2006 and incorporated herein by reference).

10.23	Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.24	Description of Arrangement for Directors Fees.

10.25	Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

21	Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

101	The following materials from the Webster Financial Corporation, Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, detail tagged.

Note:	Exhibit numbers 10.1 – 10.22 and 10.24 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.