Form 10-Q
period 2012-03-31
WEBSTER FINANCIAL CORP
filed 2012-05-02
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of shares of common stock, par value $.01 per share, outstanding as of April 27, 2012 was 87,868,904

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash and due from banks	$173,027	$195,957
Interest-bearing deposits	77,921	96,062
Securities available for sale, at fair value	3,144,867	2,874,764
Securities held-to-maturity (fair value of $3,234,584 and $3,130,546)	3,079,654	2,973,727
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	142,595	143,874
Loans held for sale	59,615	57,391
Loans and leases	11,312,150	11,225,404
Allowance for loan and lease losses	(210,288)	(233,487)

Loans and leases, net	11,101,862	10,991,917
Deferred tax asset, net	81,676	105,665
Premises and equipment, net	141,088	147,379
Goodwill	529,887	529,887
Other intangible assets, net	14,293	15,690
Cash surrender value of life insurance policies	309,556	307,039
Prepaid FDIC premiums	32,507	37,946
Accrued interest receivable and other assets	245,594	237,042

Total assets	$19,134,142	$18,714,340

Liabilities and Equity:
Deposits:
Non-interest-bearing	$2,491,442	$2,473,693
Interest-bearing	11,453,055	11,182,332

Total deposits	13,944,497	13,656,025
Securities sold under agreements to repurchase and other short-term borrowings	1,268,589	1,164,706
Federal Home Loan Bank advances	1,352,466	1,252,609
Long-term debt	474,318	552,589
Accrued expenses and other liabilities	199,330	242,637

Total liabilities	17,239,200	16,868,566

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,713,626 and 90,709,350 shares	907	907
Paid-in capital	1,146,141	1,145,346
Retained earnings	898,031	865,427
Less: Treasury stock, at cost (3,467,612 and 3,493,915 shares)	(132,631)	(134,641)
Accumulated other comprehensive loss, net	(46,445)	(60,204)

Total equity	1,894,942	1,845,774

Total liabilities and equity	$19,134,142	$18,714,340

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2012	2011
Interest Income:
Interest and fees on loans and leases	$120,741	$121,943
Taxable interest and dividends on securities	45,888	46,493
Non-taxable interest on securities	6,980	7,351
Loans held for sale	498	422

Total interest income	174,107	176,209

Interest Expense:
Deposits	16,056	22,769
Securities sold under agreements to repurchase and other short-term borrowings	4,434	3,562
Federal Home Loan Bank advances	4,564	3,355
Long-term debt	5,685	6,362

Total interest expense	30,739	36,048

Net interest income	143,368	140,161
Provision for loan and lease losses	4,000	10,000

Net interest income after provision for loan and lease losses	139,368	130,161

Non-interest Income:
Deposit service fees	23,363	25,340
Loan related fees	4,869	4,443
Wealth and investment services	7,221	6,722
Mortgage banking activities	4,383	1,253
Increase in cash surrender value of life insurance policies	2,517	2,533
Net loss on trading securities	—	(1,799)
Net gain on sale of investment securities	—	2,176
Other income	1,633	3,248

Total non-interest income	43,986	43,916

Non-interest Expense:
Compensation and benefits	68,619	67,071
Occupancy	12,882	14,735
Technology and equipment	15,582	15,392
Intangible assets amortization	1,397	1,397
Marketing	4,100	5,520
Professional and outside services	2,692	2,430
Deposit insurance	5,709	5,781
Litigation	—	292
Other expenses	16,832	16,507

Total non-interest expense	127,813	129,125

Income from continuing operations before income tax expense	55,541	44,952
Income tax expense	16,603	12,368

Income from continuing operations	38,938	32,584
Income from discontinued operations, net of tax	—	1,995

Net income	38,938	34,579
Less: Net loss attributable to non controlling interests	—	(1)

Net income attributable to Webster Financial Corporation	38,938	34,580
Preferred stock dividends	(615)	(831)

Net income available to common shareholders	$38,323	$33,749

Net income per common share:
Basic
Net income from continuing operations	$0.44	$0.36
Net income available to common shareholders	0.44	0.38
Diluted
Net income from continuing operations	0.42	0.34
Net income available to common shareholders	0.42	0.36

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2012	2011
Net income	$38,938	$34,579
Other comprehensive income, net of taxes:
Securities:
Net change in unrealized gain on securities available for sale	11,619	4,308
Net change in non-credit related other-than-temporary impairment	—	746
Amortization of unrealized loss on securities transferred to held to maturity	39	28
Unrealized gain on derivative instruments	1,041	1,865
Defined benefit pension plans:
Amortization of net loss	1,048	406
Amortization of prior service cost	12	12
Current year actuarial gain	—	365

Other comprehensive income	13,759	7,730

Comprehensive income	52,697	42,309
Less: comprehensive loss attributable to non controlling interests	—	(1)

Comprehensive income attributable to Webster Financial Corporation	$52,697	$42,310

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2012
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss), net	Non Controlling Interests	Total
Balance, December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$—	$1,845,774

Net income	—	—	—	38,938	—	—	—	38,938
Other comprehensive income	—	—	—	—	—	13,759	—	13,759
Dividends declared on common stock of $.05 per share	—	—	—	(4,377)	—	—	—	(4,377)
Dividends declared on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	—	(615)
Common stock warrants repurchased	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	(526)	—	790	—	—	264
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,643)	—	—	(1,643)
Stock-based compensation expense	—	—	1,222	(1,342)	2,863	—	—	2,743
Issuance of common stock	—	—	99	—	—	—	—	99

Balance, March 31, 2012	$28,939	$907	$1,146,141	$898,031	$(132,631)	$(46,445)	$—	$1,894,942

	Three months ended March 31, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income, net	Non Controlling Interests	Total
Balance, December 31, 2010	$28,939	$907	$1,160,690	$741,870	$(149,462)	$(13,709)	$9,644	$1,778,879

Net income (loss)	—	—	—	34,580	—	—	(1)	34,579
Other comprehensive income	—	—	—	—	—	7,730	—	7,730
Dividends declared on common stock of $.01 per share	—	—	—	(871)	—	—	—	(871)
Dividends declared on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	—	(615)
Subsidiary preferred stock dividends $0.22 per share	—	—	—	(216)	—	—	—	(216)
Disolution of joint venture	—	—	—		—	—	(66)	(66)
Exercise of stock options	—	—	(35)		58	—	—	23
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(237)	—	—	(237)
Stock-based compensation expense	—	—	252	(1,433)	2,370	—	—	1,189
Issuance of common stock	—	—	22	(250)	560	—	—	332

Balance, March 31, 2011	$28,939	$907	$1,160,929	$773,065	$(146,711)	$(5,979)	$9,577	$1,820,727

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2012	2011
Operating Activities:
Net income	$38,938	$34,579
Income from discontinued operations, net of tax	—	1,995

Income from continuing operations Income from continuing operations	38,938	32,584
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	4,000	10,000
Deferred tax expense	17,310	6,266
Depreciation and amortization	25,646	21,212
Stock-based compensation	2,743	1,189
Excess tax benefits from stock-based compensation	(1,022)	(16)
Gain on sale and write-down of foreclosed and repossessed assets	(784)	(315)
Loss (gain) on sale of premises and equipment	104	(49)
Loss (gain) on fair value adjustment of private equities	760	(1,103)
(Gain) loss on fair value adjustment of derivative instruments	(156)	119
Net gain on the sale of investment securities	—	(2,176)
Net decrease in trading securities	—	11,554
Increase in cash surrender value of life insurance policies	(2,517)	(2,534)
Net (increase) decrease in loans held for sale	(2,224)	41,415
Net (increase) decrease in accrued interest receivable and other assets	(11,381)	322
Net decrease in accrued expenses and other liabilities	(36,606)	(11,265)

Net cash provided by operating activities	34,811	107,203

Investing Activities:
Net decrease (increase) in interest-bearing deposits	18,141	(52,171)
Purchases of available for sale securities	(436,757)	(84,144)
Proceeds from maturities and principal payments of available for sale securities	174,454	214,698
Proceeds from sales of available for sale securities	—	91,921
Purchases of held-to-maturity securities	(280,945)	(302,064)
Proceeds from maturities and principal payments of held-to-maturity securities	171,539	160,429
Sale of FHLB and FRB stock	1,279	—
Net increase in loans	(117,970)	(30,818)
Proceeds from the sale of foreclosed properties and repossessed assets	2,307	4,348
Proceeds from the sale of premises and equipment	516	769
Purchases of premises and equipment	(2,477)	(6,754)

Net cash used for investing activities	(469,913)	(3,786)

Financing Activities:
Net increase in deposits	288,472	515,883
Proceeds from Federal Home Loan Bank advances	800,000	45,934
Repayments of Federal Home Loan Bank advances	(700,032)	(410,425)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	103,883	(234,084)
Repayment of long-term debt	(74,901)	(10,310)
Cash dividends paid to common shareholders	(4,377)	(871)
Cash dividends paid to preferred shareholders of consolidated subsidiary	—	(216)
Cash dividends paid to preferred shareholders	(615)	(615)
Exercise of stock options	264	23
Excess tax benefits from stock-based compensation	1,022	16
Issuance of common stock	99	332
Common stock repurchased	(1,643)	(237)

Net cash provided by (used for) financing activities	412,172	(94,570)

Cash Flows from Discontinued Operations:
Operating activities	—	1,995

Net cash provided by discontinued operations	—	1,995

Net (decrease) increase in cash and due from banks	(22,930)	10,842
Cash and due from banks at beginning of period	195,957	159,849

Cash and due from banks at end of period	$173,027	$170,691

Supplemental disclosure of cash flow information:
Interest paid	$32,023	$37,347
Income taxes paid	3,814	6,175
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$2,508	$4,283

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster Financial Corporation’s principal asset at March 31, 2012 was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through banking offices, ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis. Webster also offers equipment financing, commercial real estate lending, and asset-based lending.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company owns the common stock of trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and therefore are not consolidated. The trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt (see Note 8) and the Company’s equity interests in the trusts are included in other assets in the condensed consolidated balance sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the condensed consolidated statements of operations.

The Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2011, included in Webster’s Annual Report on Form 10-K filed with the SEC on February 29, 2012 (the “2011 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair values of financial instruments, the deferred tax asset valuation allowance, status of contingencies, valuation of investments for other-than-temporary impairment (“OTTI”), and the goodwill valuation are particularly subject to change.

Correction of Immaterial Error Related to Prior Periods. During the year ended December 31, 2011, the Company identified an error related to the accounting for certain Commercial loan origination and amendment fees. The Company determined that these fees were recognized immediately and not properly amortized over the term of the loan, as required by ASC Topic 310-20, Nonrefundable Fees and Other Costs. As a result, these fees were not recognized as Interest and Fees on Loans and Leases but were recognized in Loan Related Fees, which is a component of Other Non-Interest Income in the Condensed Consolidated Statements of Operations. The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its Condensed Consolidated Statements of Operations for the three months ended March 31, 2011.

The effects of recording this immaterial correction are as follows:

(In thousands, except per share data)	For the three months ended March 31, 2011
	As Filed	As Revised
Loans	$11,014,050	$11,007,934
Deferred tax asset	95,209	97,399
Retained earnings	776,968	773,065

Interest and fees on loans and leases	121,231	121,943
Net interest income	139,449	140,161
Loan related fees	4,829	4,443
Total non-interest income	44,302	43,916
Net income before taxes	44,626	44,952
Net income after taxes	32,300	32,584

Earnings per common share:
Basic	0.38	0.38
Diluted	0.36	0.36

Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash or cash equivalents. There have been no changes to our significant accounting policies that were disclosed in the Company’s 2011 Form 10-K.

Investment Securities. Investment securities are classified at the time of purchase as “available for sale”, or “held to maturity”. Classification is re-evaluated each quarter to ensure appropriate classification and to maintain consistency with corporate objectives. Debt securities held to maturity are those which Webster has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.

Investment securities are reviewed quarterly for OTTI. All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as non-interest expense in the Condensed Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Condensed Consolidated Statement of Operations. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income on the Condensed Consolidated Statements of Operations.

The specific identification method is used to determine realized gains and losses on sales of securities.

Loans. Loans are stated at the principal amounts outstanding, net of charged off amounts and unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner when management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team when 90 days past due and a specific determination is made to put a loan on non-accrual status. A charge off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible. Therefore, loans are monitored to ensure they are well secured and in the process of being collected. Webster has a policy in place to charge off the remaining balance when the collectability becomes uncertain.

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

Troubled Debt Restructurings. A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure.

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

Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial statements are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Changes in fair value are recorded either through non-interest income/expense or OCI.

Earnings Per Common Share. Earnings per common share is computed using the two-class method. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic and diluted earnings per common share is provided in Note 10 – Earnings Per Common Share.

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

ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In December 2011, the FASB issued ASU No. 2011-12 which defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements until FASB can adequately evaluate the costs and benefits of this presentation requirement. The Company has deferred this presentation, as permitted, and continues to evaluate the impact of the adoption of this accounting standards update on the Company’s financial statements.

NOTE 2: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At March 31, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,779,221	29,443	(1,326)	1,807,338	—	—	1,807,338
Corporate debt	112,994	1,838	(575)	114,257	—	—	114,257
Pooled trust preferred securities (a)	52,297	—	(22,482)	29,815	—	—	29,815
Single issuer trust preferred securities	51,067	—	(10,023)	41,044	—	—	41,044
Equity securities-financial institutions (b)	6,995	2,043	(22)	9,016	—	—	9,016
Mortgage-backed securities (“MBS”) - GSE	757,228	24,897	(1,113)	781,012	—	—	781,012
Commercial mortgage-backed securities (“CMBS”)	341,464	28,786	(8,065)	362,185	—	—	362,185

Total available for sale	$3,101,466	$87,007	$(43,606)	$3,144,867	$—	$—	$3,144,867

Held-to-maturity:
Municipal bonds and notes	$643,694	$—	$—	$643,694	$33,527	$(142)	$677,079
Agency collateralized mortgage obligations (“CMOs”) - GSE	683,551	—	—	683,551	22,401	—	705,952
Mortgage-backed securities (“MBS”) - GSE	1,572,801	—	—	1,572,801	93,546	(3,488)	1,662,859
Commercial mortgage-backed securities (“CMBS”)	158,232	—	—	158,232	8,628	—	166,860
Private Label MBS	21,376	—	—	21,376	458	—	21,834

Total held-to-maturity	$3,079,654	$—	$—	$3,079,654	$158,560	$(3,630)	$3,234,584

Total investment securities	$6,181,120	$87,007	$(43,606)	$6,224,521	$158,560	$(3,630)	$6,379,451

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at March 31, 2012.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at March 31, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
Mortgage-backed securities (“MBS”) - GSE	502,389	25,079	(158)	527,310	—	—	527,310
Commercial mortgage-backed securities (“CMBS”)	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency collateralized mortgage obligations (“CMOs”) - GSE	733,889	—	—	733,889	20,555	—	754,444
Mortgage-backed securities (“MBS”) - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Commercial mortgage-backed securities (“CMBS”)	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$31,430	$31,432
Due after one year through five years	5,180	5,266	12,416	12,969
Due after five through ten years	117,399	118,606	249,977	265,958
Due after ten years	2,971,692	3,011,779	2,785,831	2,924,225

Total debt securities	$3,094,471	$3,135,851	$3,079,654	$3,234,584

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2012, the Company had $632.6 million carrying value of callable securities in its investment portfolio.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$287,975	$(1,326)	$—	$—	8	$287,975	$(1,326)
Corporate debt	24,333	(575)	—	—	1	24,333	(575)
Pooled trust preferred securities	6,784	(7,896)	23,031	(14,586)	8	29,815	(22,482)
Single issuer trust preferred securities	7,383	(859)	33,661	(9,164)	9	41,044	(10,023)
Equity securities-financial institutions	126	(22)	—	—	1	126	(22)
MBS - GSE	124,823	(1,113)	—	—	12	124,823	(1,113)
CMBS	1,119	(7)	16,246	(8,058)	2	17,365	(8,065)

Total available for sale	$452,543	$(11,798)	$72,938	$(31,808)	41	$525,481	$(43,606)

Held-to-maturity:
Municipal bonds and notes	$7,639	$(80)	$3,393	$(62)	21	$11,032	$(142)
MBS - GSE	254,773	(3,488)	—	—	20	254,773	(3,488)

Total held-to-maturity	$262,412	$(3,568)	$3,393	$(62)	41	$265,805	$(3,630)

Total investment securities	$714,955	$(15,366)	$76,331	$(31,870)	82	$791,286	$(47,236)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$405,318	$(3,341)	$—	$—	11	$405,318	$(3,341)
Pooled trust preferred securities	6,526	(8,178)	22,472	(15,430)	8	28,998	(23,608)
Single issuer trust preferred securities	6,711	(1,521)	31,503	(11,292)	9	38,214	(12,813)
Equity securities-financial institutions	124	(24)	—	—	1	124	(24)
MBS - GSE	90,418	(158)	—	—	3	90,418	(158)
CMBS	73,190	(1,924)	14,957	(9,318)	5	88,147	(11,242)

Total available for sale	$582,287	$(15,146)	$68,932	$(36,040)	37	$651,219	$(51,186)

Held-to-maturity:
Municipal bonds and notes	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)
MBS - GSE	—	—	—	—	—	—	—

Total held-to-maturity	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)

Total investment securities	$587,692	$(15,212)	$75,049	$(36,148)	58	$662,741	$(51,360)

Securities with a carrying value totaling $2.4 billion at March 31, 2012 and December 31, 2011 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At March 31, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2012. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities - Pooled Issuers – At March 31, 2012, the fair value of the pooled trust preferred securities was $29.8 million, an increase of $0.8 million from the fair value of $29.0 million at December 31, 2011. The slight increase in fair value is due to the net impact of small improvements in credit and liquidity spreads and principal paydowns. The gross unrealized loss of $22.5 million at March 31, 2012 is attributable to wider credit spreads that management incorporated in order to reflect the inactive and illiquid nature of the trust preferred securities market at this time as well as changes in the underlying credit profile of issuers in each pool over the holding period.

For the three months ended March 31, 2012, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three months ended March 31, 2012. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of March 31, 2012, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name	Class	Amortized Cost (b)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2012 (a)	Total Other-Than- Temporary Impairment thru March 31, 2012	% of Performing Bank/ Insurance Issuers	Current Deferrals/ Defaults (As a % of Original Collateral)
(Dollars in thousands)
Security H	B	$3,486	$(1,745)	$1,741	B	$(352)	96.6	4.6
Security I	B	4,467	(2,220)	2,247	CCC	(365)	88.2	16.8
Security J	B	5,286	(2,804)	2,482	CCC	(806)	90.6	11.6
Security K	A	7,372	(3,511)	3,861	CCC	(2,040)	68.5	33.2
Security L	B	8,725	(4,424)	4,301	CCC	(867)	92.0	11.6
Security M	A	7,307	(4,384)	2,923	D	(4,926)	56.0	39.6
Security N	A	15,654	(3,394)	12,260	A	(1,104)	90.6	11.6

		$52,297	$(22,482)	$29,815		$(10,460)

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(b)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.

Trust Preferred Securities - Single Issuers – At March 31 2012, the fair value of the single issuer trust preferred portfolio was $41.0 million, an increase of $2.8 million from the fair value of $38.2 million at December 31, 2011. The gross unrealized loss of $10.0 million at March 31, 2012 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, these securities were not deemed to be other-than-temporarily impaired at March 31, 2012.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2012	Total Other-Than- Temporary Impairment thru March 31, 2012
(Dollars in thousands)
Security B	$6,865	$(1,810)	$5,055	BB	$—
Security C	8,645	(1,390)	7,255	BBB	—
Security D	9,540	(2,490)	7,050	BB	—
Security E	11,730	(1,914)	9,816	BBB	—
Security F	14,287	(2,419)	11,868	BBB	—

	$51,067	$(10,023)	$41,044		$—

Agency CMOs-GSE – There were $1.3 million in unrealized losses in the Company’s investment in agency CMOs at March 31, 2012 compared to $3.3 million at December 31, 2011. The improvement in unrealized losses at March 31, 2012 was the result of lower overall interest rates and tighter market spreads during the three months ended March 31, 2012. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Corporate Debt Securities – There were $575 thousand in unrealized losses in the Company’s investment in senior corporate debt securities at March 31, 2012. There were no investments in senior corporate debt securities as of December 31, 2011. The unrealized loss at March 31, 2012 was the result of higher benchmark rates from the time of purchase.

Equity securities – The unrealized losses on the Company’s investment in equity securities were $22 thousand at March 31, 2012 compared to $24 thousand at December 31, 2011. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England ($8.7 million of the total fair value at March 31, 2012) and auction rate preferred securities ($300 thousand of the total fair value at March 31, 2012). When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at March 31, 2012

Mortgage-backed securities - GSE –There were $1.1 million unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at March 31, 2012 compared to $158 thousand in unrealized losses at December 31, 2011. This increase was primarily due to fluctuations in interest rates during the quarter with market rates generally ending higher during that period. The contractual cash flows for these investments are performing as expected with the exception of unexpected principal prepayments resulting from GSE buyout programs initiated in 2011.

Commercial mortgage-backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $8.1 million at March 31, 2012 from $11.2 million at December 31, 2011. This decrease in unrealized loss is primarily the result of recent tightening in credit spreads in the three months ended March 31, 2012. The contractual cash flows for these investments are performing as expected. The decrease in market value is attributable to cumulative changes in interest rates and credit spreads reflective of the market risk appetite for this securities class. Management continues to perform internal stress tests on individual bonds to monitor potential tranche losses in either the base or high stress test scenarios. The trends of both internal and external findings are used when evaluating potential OTTI. Market surveillance analytics support internal results for both base and high stress scenarios. Cash flows for the bonds continue to perform as expected and, therefore, no OTTI is warranted at this point in time. The Company has determined that these investments were not other-than-temporarily impaired at March 31, 2012.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at March 31, 2012. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost. There were no significant credit downgrades on held to maturity securities during the three months ended March 31, 2012.

Municipal bonds and notes – There were unrealized losses on the Company’s investment in municipal bonds and notes of $142 thousand at March 31, 2012 compared to $174 thousand at December 31, 2011. This decrease is primarily the result of improved credit spreads in 2012 compared to 2011. The municipal portfolio is comprised of bank qualified bonds, over 92.7% with credit ratings of A or better. In addition, the portfolio is comprised of 84.3% General Obligation bonds and 15.4% Revenue bonds and 0.3% other bonds.

Agency CMOs - GSE – There were no unrealized losses on the Company’s investment in agency CMOs at March 31, 2012 and at December 31, 2011. The contractual cash flows for this investment are performing as expected. With tighter market spreads during the three months ended March 31, 2012, the agency CMO securities are all at unrealized gains.

Mortgage-backed securities - GSE – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs of $3.5 million at March 31, 2012 compared to no losses at December 31, 2011. The contractual cash flows for these investments are performing as expected.

CMBS and Private Label MBS – There were no unrealized losses on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at March 31, 2012 and at December 31, 2011. These securities carry AAA ratings and are currently performing as expected.

There were no securities sales for the three months ended March 31, 2012. The following table summarizes sale proceeds of available for sale securities for the three months ended March 31, 2011:

Three months ended March 31, 2011
(In thousands)
Available for sale:
Pooled trust preferred securities	$1,050
Equity securities	2,352
MBS - GSE	88,519

Total available for sale	$91,921

There were no realized gains or losses from the sale of securities for the three months ended March 31, 2012. The following table summarizes the impact of realized gains and losses and the impact of the recognition of other-than-temporary impairments from the sale of securities for the three months ended March 31, 2011:

	Three months ended March 31, 2011
(In thousands)	Gains	Losses	OTTI Charges	Net
Available for sale:
Pooled trust preferred securities	$—	$(974)	$—	$(974)
Equity securities	374	—	—	374
MBS - GSE	2,776	—	—	2,776

Total available for sale	$3,150	$(974)	$—	$2,176

The following is a roll forward of the amount of credit related OTTI for the three months ended March 31,:

	Three months ended March 31,
(In thousands)	2012	2011
Balance of credit related OTTI, beginning of period	$10,460	$26,320
Reduction for securities sold	—	(4,994)

Balance of credit related OTTI, end of period	$10,460	$21,326

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. There were no additions to credit related OTTI for the three months ended March 31, 2012. There was a reduction in outstanding credit-related OTTI due to the sale of one security during the three months ended March 31, 2011.

Investments in Private Equity Funds

In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $11.6 million at March 31, 2012, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a loss on these investments of $705 thousand for the three months ended March 31, 2012 and a gain of $1.1 million for the three months ended March 31, 2011. These amounts are included in other non-interest income on the Condensed Consolidated Statements of Operations.

NOTE 3: Loans and Leases

Recorded Investment in Loans and Leases. The following table summarizes recorded investment; the principle amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest, in loans and leases, by portfolio segment at March 31, 2012 and December 31, 2011:

	At March 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (a)	$3,270,213	$2,727,163	$2,442,392	$2,425,797	$446,585	$11,312,150
Accrued interest	10,945	8,532	6,469	7,404	—	33,350

Total recorded investment	$3,281,158	$2,735,695	$2,448,861	$2,433,201	$446,585	$11,345,500

Total recorded investment: individually evaluated for impairment	$135,806	$34,766	$93,177	$160,363	$2,315	$426,427

Total recorded investment: collectively evaluated for impairment	$3,145,352	$2,700,929	$2,355,684	$2,272,838	$444,270	$10,919,073

	At December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (a)	$3,219,890	$2,760,030	$2,385,791	$2,384,889	$474,804	$11,225,404
Accrued interest	10,992	8,777	6,585	7,186	—	33,540

Total recorded investment	$3,230,882	$2,768,807	$2,392,376	$2,392,075	$474,804	$11,258,944

Total recorded investment: individually evaluated for impairment	$135,311	$36,629	$107,218	$212,850	$3,268	$495,276

Total recorded investment: collectively evaluated for impairment	$3,095,571	$2,732,178	$2,285,158	$2,179,225	$471,536	$10,763,668

(a)	The ending balance includes net deferred fees and unamortized premiums of $18.8 million and $20.6 million at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Company had pledged $4.3 billion of net eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.

Allowance for Loan and Lease Losses. The following table summarizes the allowance for loan and lease losses (“ALLL”) by portfolio segment for the three months ending March 31, 2012 and 2011:

	Three months ended March 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	448	4,475	3,516	(78)	(2,861)	(1,500)	4,000
Losses charged off	(3,115)	(10,051)	(14,994)	(5,848)	(634)	—	(34,642)
Recoveries	141	2,054	1,800	1,100	2,348	—	7,443

Balance, end of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288

Ending balance: individually evaluated for impairment	$16,976	$4,441	$6,309	$4,977	$22	$—	$32,725

Ending balance: collectively evaluated for impairment	$15,063	$59,822	$44,694	$35,210	$7,774	$15,000	$177,563

	Three months ended March 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	669	8,525	4,144	827	(2,165)	(2,000)	10,000
Losses charged off	(3,350)	(14,988)	(11,111)	(7,360)	(1,134)	—	(37,943)
Recoveries	128	1,213	1,416	—	1,469	—	4,226

Balance, end of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948

Ending balance: individually evaluated for impairment	$14,134	$3,623	$9,612	$10,536	$2	$—	$37,907

Ending balance: collectively evaluated for impairment	$14,105	$86,198	$59,307	$60,626	$19,805	$20,000	$260,041

Impaired Loans and Leases. The following table summarizes impaired loans and leases by class as of March 31, 2012 and December 31, 2011:

	At March 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$134,788	$125,029	$—	$125,029	$14,394
Permanent-NCLC	11,968	10,674	—	10,674	2,577
Construction	128	103	—	103	5
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	33,020	29,883	—	29,883	3,521
Liquidating portfolio-home equity loans	5,452	4,876	—	4,876	919
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	113,662	91,718	39,253	52,465	6,309
Asset-based loans	7,427	1,459	1,459	—	—
Commercial real estate:
Commercial real estate	149,058	140,034	89,129	50,905	4,445
Commercial construction	7,322	7,354	—	7,354	532
Residential development	13,647	12,975	12,975	—	—
Equipment Financing	10,354	2,315	1,665	650	22
Totals:
Residential	146,884	135,806	—	135,806	16,976
Consumer	38,479	34,766	—	34,766	4,441
Commercial	121,089	93,177	40,712	52,465	6,309
Commercial real estate	170,027	160,363	102,104	58,259	4,977
Equipment Financing	10,354	2,315	1,665	650	22

Total	$486,833	$426,427	$144,481	$281,946	$32,725

	At December 31, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$133,123	124,461	$—	$124,461	$16,611
Permanent-NCLC	12,005	10,718	—	10,718	2,747
Construction	129	132	—	132	9
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	35,285	31,153	4	31,149	4,116
Liquidating portfolio-home equity loans	7,277	5,469	3	5,466	1,050
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	118,293	105,359	30,207	75,152	12,996
Asset-based loans	7,814	1,859	1,859	—	—
Commercial real estate:
Commercial real estate	195,838	189,575	105,618	83,957	8,514
Commercial construction	7,347	7,373	—	7,373	557
Residential development	16,495	15,902	15,902	—	—
Equipment Financing	11,241	3,268	2,751	517	4
Totals:
Residential	145,257	135,311	—	135,311	19,367
Consumer	42,569	36,629	7	36,622	5,167
Commercial	126,107	107,218	32,066	75,152	12,996
Commercial real estate	219,680	212,850	121,520	91,330	9,071
Equipment Financing	11,241	3,268	2,751	517	4

Total	$544,854	$495,276	$156,344	$338,932	$46,605

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	Three months ended March 31,
	2012		2011
(In thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Residential: (a)
1-4 family	$124,745	$1,284	$111,250	$1,202
Permanent-NCLC	10,696	106	9,081	99
Construction	117	—	66	2
Liquidating portfolio-construction loans	—	—	1	—
Consumer: (a)
Home equity loans	30,518	351	26,421	369
Liquidating portfolio-home equity loans	5,173	67	5,207	124
Other consumer	7	—	7	—
Commercial:
Commercial non-mortgage	98,539	1,132	125,519	1,416
Asset-based loans	1,659	—	12,138	92
Commercial real estate:
Commercial real estate	164,805	1,192	201,101	1,971
Commercial construction	7,363	74	35,421	322
Residential development	14,438	89	31,677	162
Equipment Financing	2,791	14	15,579	22
Totals:
Residential	135,558	1,390	120,398	1,303
Consumer	35,698	418	31,635	493
Commercial	100,198	1,132	137,657	1,508
Commercial real estate	186,606	1,355	268,199	2,455
Equipment Financing	2,791	14	15,579	22

Total	$460,851	$4,309	$573,468	$5,781

(a)	As permitted in accordance with applicable accounting guidance, non-TDR residential and consumer loans that are collectively evaluated for impairment on a pooled basis have been removed from the “Residential” and “Consumer” data with respect to impaired loans and leases with no valuation allowance as originally presented at March 31, 2011. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with peer banks.

Of the total interest income recognized for the three months ended March 31, 2012 and 2011, $351 thousand and $496 thousand, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments.

Loans and Leases Portfolio Aging. The following table summarizes the recorded investment of the Company’s loan and lease portfolio aging by class at March 31, 2012 and December 31, 2011:

	At March 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$17,146	$4,683	$—	$74,048	$95,877	$3,130,403	$3,226,280
Permanent-NCLC	1,013	356	—	3,415	4,784	16,289	21,073
Construction	—	—	—	1,463	1,463	32,339	33,802
Liquidating portfolio-construction loans	—	—	—	—	—	3	3
Consumer:
Home equity loans	14,152	5,308	—	26,158	45,618	2,508,810	2,554,428
Liquidating portfolio-home equity loans	3,764	1,646	—	3,953	9,363	134,433	143,796
Other consumer	321	166	—	74	561	36,910	37,471
Commercial:
Commercial non-mortgage	4,967	2,023	43	31,572	38,605	1,938,760	1,977,365
Asset-based loans	—	—	—	1,500	1,500	469,996	471,496
Commercial real estate:
Commercial real estate	679	454	—	25,134	26,267	2,261,330	2,287,597
Commercial construction	—	—	—	—	—	108,897	108,897
Residential development	—	—	—	6,140	6,140	30,567	36,707
Equipment Financing	2,984	1,115	—	4,868	8,967	437,618	446,585

Total	$45,026	$15,751	$43	$178,325	$239,145	$11,106,355	$11,345,500

	At December 31, 2011
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,939	$7,245	$—	$75,977	$99,161	$3,080,870	$3,180,031
Permanent-NCLC	802	408	—	4,636	5,846	15,656	21,502
Construction	292	—	—	1,234	1,526	27,815	29,341
Liquidating portfolio-construction loans	—	—	—	—	—	8	8
Consumer:
Home equity loans	14,859	5,891	—	25,115	45,865	2,534,998	2,580,863
Liquidating portfolio-home equity loans	3,231	1,459	—	5,174	9,864	140,247	150,111
Other consumer	346	119	—	117	582	37,251	37,833
Commercial:
Commercial non-mortgage	3,267	1,399	162	27,969	32,797	1,905,085	1,937,882
Asset-based loans	—	—	—	1,904	1,904	452,590	454,494
Commercial real estate:
Commercial real estate	1,330	452	433	32,202	34,417	2,244,357	2,278,774
Commercial construction	—	—	—	—	—	73,525	73,525
Residential development	—	—	135	6,760	6,895	32,881	39,776
Equipment Financing	2,685	2,115	—	7,154	11,954	462,850	474,804

Total	$42,751	$19,088	$730	$188,242	$250,811	$11,008,133	$11,258,944

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

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2012 and 2011, had the loans and leases been current in accordance with their original terms, totaled $4.5 million and $6.3 million, respectively.

Troubled Debt Restructurings. The following table summarizes the recorded investment of the Company’s TDRs at March 31, 2012 and December 31, 2011:

(In thousands)	At March 31, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$325,169	$367,344
Non-accrual status	85,381	76,968

Total recorded investment	$410,550	$444,312

Accruing TDRs performing under modified terms more than one year	84.9%	76.0%
TDR specific reserves included in the ALLL	$32,569	$44,847
Additional funds committed to borrowers in TDR status (a)	7,031	7,872

(a)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

For the three months ended March 31, 2012 and 2011, Webster charged off $19.0 million and $4.3 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans and leases modified as TDRs during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	24	$4,060	$4,060	4.0%	53	$13,677	$13,677	3.9%
Permanent-NCLC	—	—	—	—	1	211	211	3.1
Construction	—	—	—	—	—	—	—	—
Consumer:
Home equity loans	12	953	953	4.1	46	4,291	4,291	4.6
Liquidating portfolio-home equity loans	2	—	—	3.0	6	628	628	6.8
Commercial:
Commercial non-mortgage	12	11,228	11,228	7.2	17	9,564	9,564	7.0
Asset-based loans	—	—	—	—	3	2,563	2,563	5.2
Commercial real estate:
Commercial real estate	1	245	245	6.0	9	35,915	35,915	3.9
Commercial construction	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Equipment Financing	3	200	200	6.9	—	—	—	—

TOTAL TDRs	54	$16,686	$16,686	6.2%	135	$66,849	$66,849	4.4%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions. The following table provides information on how loans and leases were modified as TDRs during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Residential:
1-4 family	$632	$283	$2,404	$741	$4,060	$3,305	$2,650	$6,379	$1,343	$13,677
Permanent-NCLC	—	—	—	—	—	—	—	211	—	211
Construction	—	—	—	—	—	—	—	—	—	—
Consumer:
Home equity loans	64	107	638	144	953	2,340	—	1,765	186	4,291
Liquidating portfolio-home equity loans	—	—	—	—	—	463	—	165	—	628
Commercial:
Commercial non-mortgage	27	—	286	10,915	11,228	288	3,155	107	6,014	9,564
Asset-based loans	—	—	—	—	—	—	—	2,563	—	2,563
Commercial real estate:
Commercial real estate	—	—	245	—	245	16,195	5,996	309	13,415	35,915
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—	—	—
Equipment Financing	—	—	40	160	200	—	—	—	—	—

TOTAL TDRs	$723	$390	$3,613	$11,960	$16,686	$22,591	$11,801	$11,499	$20,958	$66,849

(a)	Other includes covenant modifications, forbearance and/or other concessions.

The Company’s loan and lease portfolio at March 31, 2012 included 9 loans with an A Note/B Note structure, with a recorded investment of $32.5 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $11.8 million. TDR classification was removed from one A Note totaling $10.4 million, as the borrower has passed the minimum compliance with the modified terms requirements and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Six of the 9 A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.

The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	3	$547	12	$1,842
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	2	79	11	761
Liquidating portfolio-home equity loans	—	—	2	159
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	4	4,068	—	—
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	1	670	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	10	$5,364	25	$2,762

The recorded investment in Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at March 31, 2012 and December 31, 2011, are as follows:

(In thousands)	At March 31, 2012	At December 31, 2011
(1) - (6) Pass	$37,677	$46,524
(7) Special Mention	4,415	4,622
(8) Substandard	197,572	220,899
(9) Doubtful	314	327
(10) Loss	—	—

Total	$239,978	$272,372

The Commercial TDR balance had a net decrease of $32.4 million from December 31, 2011 to March 31, 2012. During this period, net decreases in the Pass category are primarily due to a $10.4 million Commercial Real Estate loan taken off of TDR status offset by a Commercial Real Estate loan migrating from Substandard to Pass, for $1.9 million. The decrease in the Special Mention and Doubtful categories from December 31, 2011 to March 31, 2012 is due to pay downs. The net decrease in the Substandard category from December 31, 2011 to March 31, 2012 is primarily due to three Commercial Non-Mortgage loans totaling $10.9 million reclassified to loans held for sale coupled with two loans with losses recorded during the period, a Commercial Real Estate loan with a loss of $5.0 million and a Commercial Non-Mortgage loan with a loss of $8.6 million, offset by the addition of two new TDR Commercial Non-Mortgage loans totaling $7.8 million.

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

Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions.

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

At March 31, 2012 and December 31, 2011, the recorded investment of Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure are as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011	At March 31, 2012	At December 31, 2011
(1) - (6) Pass	$2,240,465	$2,148,970	$2,109,898	$2,036,738	$383,019	$407,943
(7) Special Mention	30,955	32,578	44,025	58,238	13,070	15,416
(8) Substandard	175,577	208,555	278,422	296,478	50,496	51,445
(9) Doubtful	1,864	2,273	856	621	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,448,861	$2,392,376	$2,433,201	$2,392,075	$446,585	$474,804

The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to the loan portfolio aging analysis table included in this footnote.

For Consumer and Residential loans, the Company considers factors such as updated FICO scores, unemployment, home prices, loan to value, geography and the status of first lien position loans on second lien position loans, as credit quality indicators. On an ongoing basis, the Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for 20 Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. The Case-Shiller data estimates, using broad MSAs that are informative for regional analysis but are not actionable on an individual loan basis, the amount of loans that may have balances in excess of the underlying collateral.

NOTE 4: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	At March 31, 2012	At December 31, 2011
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327

Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	13,996	15,238
Other (HSA Bank)	297	452

Other intangible assets	14,293	15,690

Total goodwill and other intangible assets	$544,180	$545,577

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	At March 31, 2012			At December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(35,424)	$13,996	$49,420	$(34,182)	$15,238
Other (HSA Bank)	4,699	(4,402)	297	4,699	(4,247)	452

Total	$54,119	$(39,826)	$14,293	$54,119	$(38,429)	$15,690

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 totaled $1.4 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years:

(In thousands)
Years ending December 31,
2012	$5,420
2013	4,919
2014	2,685
2015	1,523
2016	1,143

Webster tests its goodwill for impairment, at least, annually as of August 31st. There was no impairment indicated as a result of the Step 1 test performed at August 31, 2011, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values.

NOTE 5: Deposits

A summary of deposits by type follows:

(In thousands)	At March 31, 2012	At December 31, 2011
Non-interest-bearing:
Demand	$2,491,442	$2,473,693
Interest-bearing:
Checking	1,624,014	1,551,105
Health savings accounts	1,182,936	1,027,415
Money market	2,045,090	2,021,056
Savings	3,835,180	3,748,121
Time deposits	2,765,835	2,834,635

Total interest bearing	11,453,055	11,182,332

Total deposits	$13,944,497	$13,656,025

Demand deposit overdrafts reclassified as loan balances	$1,578	$1,517

At March 31, 2012, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2012	$1,188,113
2013	872,396
2014	216,089
2015	311,916
2016	166,299
Thereafter	11,022

Total time deposits	$2,765,835

The following table presents additional information about the Company’s deposits:

(In thousands)	At March 31, 2012	At December 31, 2011
Interest-bearing checking obtained through brokers	$43,254	$33,632
Time deposits obtained through brokers	119,052	119,052

Total brokered deposits	$162,306	$152,684

NOTE 6: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At March 31, 2012	At December 31, 2011
Securities sold under agreements to repurchase:
Original maturity of one year or less	$293,989	$290,856
Callable at the option of the counterparty	300,000	400,000
Non-callable	450,600	250,850

	1,044,589	941,706
Other short-term borrowings:
Federal funds purchased	224,000	223,000

Total	$1,268,589	$1,164,706

At March 31, 2012 and December 31, 2011, securities sold under agreements to repurchase (“repurchase agreements”) were used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk.

NOTE 7: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	At March 31, 2012		At December 31, 2011
(In thousands)	Total Outstanding	Weighted Average Rate	Total Outstanding	Weighted Average Rate
Stated Maturity:
2012	$851,400	0.46%	$751,400	0.43%
2013	199,000	2.13	199,000	2.07
2016	145,934	1.80	145,934	1.80
2017-2030	155,438	1.47	155,470	1.58

	1,351,772	0.96%	1,251,804	0.99%

Unamortized premiums	694		805

Total advances	1,352,466		$1,252,609

At March 31, 2012, Webster Bank has pledged loans with an aggregate carrying value of $3.9 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion which is consistent with December 31, 2011. At March 31, 2012 and December 31, 2011, Webster Bank was in compliance with FHLB collateral requirements.

The next call year and stated maturity year for the callable FHLB advances outstanding at March 31, 2012 were as follows:

(In thousands)	Next Call	Weighted Average Rate	Callable
Stated Maturity:
2013	$49,000	5.42%	2012

NOTE 8: Long-Term Debt

Long-term debt consists of the following:

(In thousands)	Maturity date	Stated interest rate	At March 31, 2012	At December 31, 2011
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	102,579	177,480
Junior subordinated debt related to capital trusts (b):
Webster Capital Trust IV, fixed to floating-rate trust preferred securities	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes (c)	2033	3.424%	77,320	77,320

Total junior subordinated debt			213,390	213,390

Total notes			465,969	540,870
Unamortized discount, net			(210)	(192)
Hedge accounting adjustments			8,559	11,911

Total long-term debt			$474,318	$552,589

(a)	The Bank completed the purchase of $74.9 million principal amount of subordinated fixed-rate notes on February 8, 2012 pursuant to a tender offer. The aggregate consideration for the notes accepted under the tender offer, including accrued and unpaid interest of $77.8 million was paid from cash on hand.
(b)	At March 31, 2012 the Company had $213.4 million of junior subordinated debt issued to two wholly owned trusts as follows: a Connecticut statutory business trust, Webster Statutory Trust I, and a Delaware capital business trust, Webster Capital Trust IV. The amounts for junior subordinated debt related to capital trusts include common securities issued into trust. The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s Condensed Consolidated Financial Statements.
(c)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.424% at March 31, 2012 and 3.502% at December 31, 2011.

NOTE 9: Regulatory Matters

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

The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,778,647	14.1%	$1,007,783	8.0%	$1,259,728	10.0%
Tier 1 capital	1,619,556	12.9	503,891	4.0	755,837	6.0
Tier 1 leverage capital ratio	1,619,556	8.8	733,441	4.0	916,802	5.0
Webster Bank, N.A.
Total risk-based capital	$1,628,836	13.0%	$1,005,221	8.0%	$1,256,526	10.0%
Tier 1 capital	1,471,049	11.7	502,611	4.0	753,916	6.0
Tier 1 leverage capital ratio	1,471,049	8.0	732,151	4.0	915,188	5.0

At December 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,766,468	14.6%	$967,017	8.0%	$1,208,772	10.0%
Tier 1 capital	1,577,991	13.1	483,509	4.0	725,263	6.0
Tier 1 leverage capital ratio	1,577,991	8.9	713,319	4.0	891,648	5.0
Webster Bank, N.A.
Total risk-based capital	$1,681,769	14.0%	$964,184	8.0%	$1,205,230	10.0%
Tier 1 capital	1,494,529	12.4	482,092	4.0	723,138	6.0
Tier 1 leverage capital ratio	1,494,529	8.4	711,572	4.0	889,466	5.0

Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fails to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Webster Bank is required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. Management believes that Webster and Webster Bank met all capital adequacy requirements to which they are subject.

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

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation during the three months ended March 31, 2012 and 2011 totaled $70.0 million and $25.0 million, respectively.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of Webster have not been included in the consolidated financial statements. However, $209.9 million in trust preferred securities issued by Webster Capital Trust IV have been included in the Tier 1 capital of Webster for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require Webster to deduct, over a three year period beginning on January 1, 2013, all trust preferred securities from Webster’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at March 31, 2012 would not affect Webster’s ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

NOTE 10: Earnings Per Common Share

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Three months ended March 31,
(In thousands, except per share data)	2012	2011
Earnings from continuing operations for basic and diluted earnings per common share:
Net income from continuing operations available to common shareholders	$38,323	$31,754
Less dividends declared or accrued:
Common shareholders	(4,356)	(867)
Participating shares	(21)	(4)

Total undistributed income available to common shareholders	33,946	30,883
Add dividends paid to common shareholders	4,356	867
Less income allocated to participating securities	(160)	(131)

Net income allocated to common shareholders	$38,142	$31,619

Earnings from discontinued operations for basic and diluted earnings per common share:

Net income from discontinued operations available to common shareholders	$—	$1,995

Shares:
Weighted average common shares outstanding - basic	87,216	86,896
Effect of dilutive securities:
Stock options and restricted stock	294	394
Warrants - Series A1 and A2	4,145	4,707
Warrants - other	127	557

Weighted average common shares outstanding - diluted	91,782	92,554

Earnings from continuing operations per common share:
Basic	$0.44	$0.36
Diluted	$0.42	$0.34
Earnings from discontinued operations per common share:
Basic	$—	$0.02
Diluted	$—	$0.02
Earnings per common share:
Basic	$0.44	$0.38
Diluted	$0.42	$0.36

Potential common shares from stock options whose exercise prices are less than the weighted average market price of Webster’s common stock are deemed to be anti-dilutive to the earnings per share calculation and therefore are excluded from the computation of diluted earnings per share. There were 611 thousand and 560 thousand non-participating stock options with exercise prices that were less than the weighted average market price of Webster’s common stock for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

Options to purchase 2.0 million and 1.9 million shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 163.1 thousand and 19.2 thousand shares for the three months ended March 31, 2012 and 2011, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

Series A Preferred Stock represents potential issuable common stock of 1.1 million shares at March 31, 2012 and 2011. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011.

Warrants

Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock at March 31, 2012 and 2011. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three months ended March 31, 2012 and 2011. The initial exercise price of $10.00 increased to $11.50 for the A1 warrants on July 28, 2011 and for the A2 warrants on October 15, 2011. The exercise price will similarly increase to $13.00 for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of March 31, 2012, none of the A1 or A2 warrants have been exercised.

Other Warrants: Warrants originally issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represents 0.7 million and 3.3 million potential issuable shares of common stock at March 31, 2012 and 2011, respectively. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three months ended March 31, 2012 and 2011.

NOTE 11: Derivative Financial Instruments

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

Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps is marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized into interest expense over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $9.2 million loss as of March 31, 2012.

Webster has two $50 million forward settle interest rate swap hedges outstanding as of March 31, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in May 2011, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of six-year debt. Each $50 million swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on September 5, 2012 and September 11, 2012, and maturing on June 5, 2018 and June 11, 2018, respectively. Cash settlement is expected to occur on the effective date and the forecasted six-year debt issuances are anticipated to occur between June 11, 2012 and December 11, 2012.

The Company terminated two $50 million forward settle interest rate swap hedge transactions during March 2012, which qualified for cash flow hedge accounting. The swap terminations were cash settled upon entering into two four-year repurchase agreements effective March 21, 2012 and March 26, 2012. The termination loss of $5.8 million is recorded in OCI and will be amortized into interest expense over the term of the repurchase agreements maturing on March 21, 2016 and March 28, 2016.

Previously terminated forward settle swap losses are recorded in OCI and are amortized into earnings over the respective term of the associated issued debt instrument. Over the next twelve months the Company will reclassify $7.6 million from OCI as an increase to interest expense related to amortization of gains or losses related to termination of cash flow hedges.

In addition, the Company has a $100 million swap which became effective April 2010 and is designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to interest expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $1.4 million loss as of March 31, 2012.

Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months the Company estimates that $2.9 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets:

		At March 31, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(1,434)	1	$100,000	$(1,521)
Forward settle interest rate swap on anticipated debt	Other liabilities	2	100,000	(9,222)	4	200,000	(15,050)

The net impact on interest expense related to cash flow hedges for the three months ended March 31, 2012 and 2011 is presented below:

	Three months ended March 31,
	2012			2011
(Dollars in thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$331	$1,139	$1,470	$382	$369	$751
Interest rate swaps on subordinated debt	—	(87)	(87)	—	(37)	(37)
Interest rate swaps repurchase agreement	—	469	469	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(45)	(45)	—	(45)	(45)

Net impact on interest expense on borrowings	$331	$1,476	$1,807	$382	$287	$669

At March 31, 2012, the remaining unamortized loss on the termination of cash flow hedges was $32.7 million. There was no hedge ineffectiveness for three months ended March 31, 2012 and 2011.

Fair Value Hedges of Interest Rate Risk

Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of March 31, 2012 and December 31, 2011.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense.

The net impact on interest expense related to fair value hedges for the three months ended March 31, 2012 and 2011 is presented in the table below:

	Three months ended March 31,
	2012				2011
	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$—	$—	$(799)	$(799)
Interest rate swaps on subordinated debt	—	—	(2,599)	(2,599)	—	—	(1,120)	(1,120)
Interest rate swaps on FHLB advances	—	—	—	—	(61)	(144)	99	(106)

Net impact on interest expense on borrowings	$—	$—	$(3,398)	$(3,398)	$(61)	$(144)	$(1,820)	$(2,025)

At March 31, 2012, the remaining unamortized gain on the termination of fair value hedges was $8.7 million.

Non-Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of these instruments are recorded as a component of non-interest income in the Condensed Consolidated Statement of Operations. As of March 31, 2012 and December 31, 2011, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At March 31, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Location	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	132	$648,600	$43,648	127	$615,773	$45,140
Commercial loan interest rate swaps with floors	Other assets	12	24,945	1,891	12	25,217	1,994
Commercial loan interest rate caps	Other liabilities	13	105,289	(144)	13	119,186	(160)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	118	582,477	(38,340)	119	595,542	(40,269)
Commercial loan interest rate swaps	Other liabilities	10	66,071	215	4	20,180	13
Commercial loan interest rate swaps with floors	Other liabilities	12	24,945	(1,513)	12	25,217	(1,597)
Commercial loan interest rate caps	Other liabilities	13	105,289	144	13	119,186	160

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three months ended March 31,
	2012			2011
	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(452)	$(452)	$—	$(100)	$(100)
Commercial loan interest rate derivatives, net	315	779	1,094	207	161	368
Fed funds futures contracts	—	156	156	—	(119)	(119)

Net impact on other non-interest income	$315	$483	$798	$207	$(58)	$149

The weighted average rates paid and received for interest rate swaps outstanding at March 31, 2012 were as follows:

	Weighted-Average
	Interest Pay Coupon	Interest Receive Coupon
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.58%
Non-hedging interest rate swaps	1.55%	1.65%

The weighted average strike rates for interest rate caps and floors outstanding at March 31, 2012 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	3.17%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	0.99

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2011, Webster continued to roll the futures contracts but reduced the notional amount to $400 million for the September 2011 through April 2013 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is $0.9 million and is reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income impact as non-interest income on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2012 and 2011, the Company recognized a $156 thousand mark to market gain and a $119 thousand mark to market loss, respectively.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2012, outstanding rate locks totaled approximately $176.6 million and the outstanding commitments to sell residential mortgage loans totaled approximately $172.0 million. Forward sales, which include mandatory forward commitments of approximately $168.8 million at March 31, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the Condensed Consolidated Statements of Operations. As of March 31, 2012 and December 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.2 million and $0.2 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at March 31, 2012 and December 31, 2011.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $45.5 million at March 31, 2012. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each have a net unfavorable market value. In accordance with our CSA Agreements, approximately $48.8 million of collateral was pledged to those counterparties at March 31, 2012. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

NOTE 12: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities-financial institutions and U.S. Treasury bills.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing services’ assumptions and establishes processes to challenge pricing services’ valuations that appear unusual or unexpected. Level 2 securities include agency CMOs-GSE, corporate debt, single-issuer trust preferred securities, mortgage-backed securities-GSE, CMBS securities and auction rate preferred securities.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Pooled trust preferred securities are currently classified as Level 3.

Due to the continued inactive market and illiquid nature of pooled trust preferred in the entire capital structure, an internal cash flow model is used to value these securities, on a quarterly basis. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pool is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

Investments in Private Equity Funds

The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain of the funds are included at fair value based upon the net asset value of the respective fund. At March 31, 2012, investments in private equity funds consisted of $2.2 million recorded at fair value and $9.4 million at cost. As these are private investments that cannot be redeemed since the investment is distributed as the underlying investments are liquidated, which generally takes 10 years, and there are currently no plans to sell any of these investments prior to their liquidation, the investments in private equity funds included at fair value are classified within Level 3 of the fair value hierarchy. The investments in private equity funds that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $3.1 million unfunded commitments for its investments in private equity funds.

Investments Held in Rabbi Trust

The investments held in Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund.

Therefore, investments held in Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, including them in the Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the Condensed Consolidated Statement of Operations. The cost basis of the investments held in Rabbi Trust is $5.6 million at March 31, 2012.

Derivative Instruments

Derivative instruments are internally valued using observable inputs obtained from third parties. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy.

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

	At March 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,807,338	—	1,807,338	—
Corporate debt	114,257	—	114,256	—
Pooled trust preferred securities	29,815	—	—	29,815
Single issuer trust preferred securities	41,044	—	41,044	—
Equity securities	9,016	8,716	300	—
Mortgage-backed securities - GSE	781,012	—	781,012	—
CMBS	362,185	—	362,186	—

Total available for sale securities	3,144,867	8,916	3,106,136	29,815
Derivative instruments:
Interest rate swaps	45,539	—	45,539	—
Mortgage banking derivatives	1,192	—	1,192	—
Investments held in Rabbi Trust	5,633	5,633	—	—
Investments in private equity funds	2,247	—	—	2,247

Total financial assets held at fair value	$3,199,478	$14,549	$3,152,867	$32,062

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$50,294	$—	$50,294	$—
Fed Fund futures contract	917	—	917	—
Visa Swap	2	—	2	—

Total financial liabilities held at fair value	$51,213	$—	$51,213	$—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,940,242	—	1,940,242	—
Pooled trust preferred securities	28,998	—	—	28,998
Single issuer trust preferred securities	38,214	—	38,214	—
Equity securities	9,447	8,472	—	975
Mortgage-backed securities - GSE	527,310	—	527,310	—
CMBS	330,353	—	330,353	—

Total available for sale securities	2,874,764	8,672	2,836,119	29,973
Derivative instruments:
Interest rate swaps	47,134	—	47,134	—
Investments in private equity funds	2,841	—	—	2,841

Total financial assets held at fair value	$2,924,739	$8,672	$2,883,253	$32,814

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$58,424	$—	$58,424	$—
Fed Fund futures contract	1,365	—	1,365	—
Visa Swap	2	—	2	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(In thousands)	2012	2011
Level 3, beginning of period (a)	$32,814	$61,098
Transfers out of Level 3 (b)	(975)	—
Change in unrealized loss included in other comprehensive income	1,126	3,318
Unrealized loss included in net income	(720)	(167)
Realized loss on sale of available for sale securities	—	(974)
Purchases/capital calls	126	147
Sales/proceeds	—	(5,081)
Accretion/amortization	(6)	49
Calls/paydowns	(303)	(570)
Other	—	2

Level 3, end of period	$32,062	$57,822

(a)	The Company has investments in private equity funds included in Level 3 and has adjusted prior period balances to conform to the current period’s presentation. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with reporting requirements resulting from the adoption of ASU 2011-04 Fair Value Measurement (Topic 820) “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”.
(b)	As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At March 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$29,815	Discounted cash flow	Discount rate	6.93% - 11.16% (9.11%)
			Credit spread	389 - 812 bp (607 bp)

Discount rates are derived for each security depending on the original rating or a notched down rating based on management decision. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are published industry credit spreads and 30 year swap rate. When discount rates increase as a result of increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rate increases, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and therefore a decrease in fair value.

Pooled trust preferred security issuer financials are reviewed on a quarterly basis and an internal credit rating (“shadow rating”) is updated for individual issuers in the model. The shadow rating is correlated to a Moody’s loss table to determine the loss impact on expected cash flows. There is a direct relationship between shadow rating and fair value; as shadow ratings decline the loss probability increases, expected cash flows decline and therefore fair value decreases. There may be instances when a one notch downgrade in credit ratings may not significantly impact the fair value of securities depending on the amount of collateral in the deal that is already rated “D” for which Webster Bank assumes 100% loss.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Loans

Impaired loans for which repayment of the loan is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria.

Loans Held for Sale

Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics and are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned (OREO) and Repossessed Assets

OREO and Repossessed Assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions that are not observable in an active market in the determination of fair value and are classified as Level 3.

Mortgage Servicing Assets

The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. As such, mortgage servicing assets are classified within Level 3 of the fair value hierarchy.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$26,777	Appraisals	Discount for dated appraisal	0% - 60%
		Appraisals	Discount for costs to sell	3% - 11%
		Direct Capitalization Method	Cap Rate	8.8%

Other Real Estate	$1,813	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	15% - 60%

Mortgage Servicing Rights	$5,939	Discounted cash flow	Prepayment speeds	7.8% - 23.2%
			Discount Rates	3.5% - 5.1%

The following table presents foreclosed and repossessed assets that were remeasured and reported at fair value:

	Three months ended March 31,
(In thousands)	2012	2011
Foreclosed and repossessed assets
Remeasured at initial recognition:
Carrying value prior to remeasurement	$2,583	$3,932
Charge-offs recognized in the allowance for loan and lease losses	(822)	(1,370)

Fair value	$1,761	$2,562

Remeasured subsequent to initial recognition:
Carrying value prior to remeasurement	$69	$5,011
Write-downs included in other non-interest expense	(17)	(779)

Fair value	$52	$4,232

Assets and Liabilities Disclosed at Fair Value

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash, Due from Banks, and Interest-bearing Deposits

The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Loans and Lease Receivables

The Company employs an independent third party to provide fair value estimates for loans and leases held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent. Loans and lease receivables are classified within Level 3 of the fair value hierarchy.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Given the short time frame to maturity, deposit liabilities are classified within Level 1 of the fair value hierarchy.

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings

Carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other short term borrowings that mature within 90 days. The fair values of all other short term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks. Securities sold under agreements to repurchase and other short term borrowings are classified within Level 2 of the fair value hierarchy.

Long Term Debt

The fair value of long term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit and option risk. Long term debt is classified within Level 2 of the fair value hierarchy.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At March 31,2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$173,027	$173,027	$—	$—
Interest-bearing deposits	77,921	77,921	—	—
Securities available for sale	3,144,867	8,916	3,106,136	29,815
Securities held-to-maturity	3,079,654	—	3,234,584	—
Loans held for sale	59,615	—	—	59,615
Loans, net	11,101,862	—	—	11,147,132
Mortgage servicing assets (a)	8,995	—	—	10,988
Derivative instruments	46,731	—	46,731	—
Investments held in Rabbi Trust	5,633	5,633	—	—
Investments in private equity funds	11,604	—	—	11,604
Liabilities
Deposits other than time deposits	$11,178,662	$10,811,482	$—	$—
Time deposits	2,765,835	2,811,875	—	—
Securities sold under agreements to repurchase and other short-term borrowings	1,268,589	—	1,318,341	—
FHLB advances and other long-term debt (b)	1,826,784	—	1,811,722	—
Derivative instruments	51,213	—	51,213	—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$195,957	$195,957	$—	$—
Interest-bearing deposits	96,062	96,062	—	—
Securities available for sale	2,874,764	8,672	2,836,119	29,973
Securities held-to-maturity	2,973,727	—	3,130,546	—
Loans held for sale	57,391	—	—	57,391
Loans, net	10,991,917	—	—	11,097,390
Mortgage servicing assets (a)	7,831	—	—	9,968
Investments in private equity funds	12,343	—	—	12,343
Derivative instruments	47,134	—	47,134	—
Liabilities
Deposits other than time deposits	$10,821,390	$10,619,712	$—	$—
Time deposits	2,834,635	2,883,006	—	—
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	—	1,212,228	—
FHLB advances and other long-term debt (b)	1,805,198	—	1,789,506	—
Derivative instruments	59,791	—	59,791	—

(a)	The carrying amount of mortgage servicing assets is net of $1.1 million and $0.9 million reserves at March 31, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $9.0 million and $12.5 million in hedge accounting adjustments and discounts at March 31, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

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

NOTE 13: Pension and Other Postretirement Benefits

The following table provides the components of net benefit costs for the three months ended March 31, as indicated:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost	$44	$44	$—	$—	$—	$—
Interest cost	1,815	1,865	80	92	44	54
Expected return on plan assets	(2,521)	(2,726)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of net loss	1,587	662	20	8	26	16

Net periodic benefit cost (income) recognized in net income	$925	$(155)	$100	$100	$88	$88

The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. During the three month periods presented, no additional benefits have been accrued.

Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

The Bank is also a sponsor of a multiple-employer plan, EIN/Pension Plan Number 13-5645888/333, (“the Fund”) administered by Pentegra for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. All benefit accruals were frozen as of September 1, 2004. According to the Fund’s administrators, as of July 1, 2011, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $5.9 million. Webster made $0.4 million in contributions for the three months ended March 31, 2012 and 2011, respectively.

NOTE 14: Stock-Based Compensation Plans

Webster has established stock-based compensation plans that cover certain employees and directors, as the Company believes that such awards better align the interests of its employees with those of its shareholders. Shares for awards of restricted stock or the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares. The cost of the stock-based compensation plans is recognized based upon the grant-date fair value, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures, as a component of compensation and benefits reflected in non-interest expense. Stock-based compensation expense was $1.7 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, consisting of (1) stock options expense of $215.4 thousand and $157.8 thousand and (2) restricted stock expense of $1.5 million and $1.1 million.

Stock Options

The following table provides a summary of stock option activity, under the plans, for the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of period	2,513,327	$30.03
Options granted	398,616	23.81
Options exercised	20,553	12.85
Options forfeited or expired	3,920	37.37

Options outstanding, at end of period	2,887,470	$29.29

Options exercisable, at end of period	2,258,274	$31.75

Options expected to vest, at end of period	413,138	$18.90

At March 31, 2012, total options outstanding included 2,887,470 non-qualified and 296,655 incentive stock options. As of March 31, 2012, there was $2.9 million of unrecognized compensation cost related to non-vested options expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2012	2011
Weighted-average assumptions:
Expected term (years)	6.6	6.5
Expected dividend yield	1.00%	1.00%
Expected forfeiture rate	9.00	9.00
Expected volatility	61.03	57.41
Risk-free interest rate	1.30	2.68

Fair value of option at grant date	$11.71	$12.74

Restricted Stock

The following table summarizes restricted stock activity, under the plans, for the three months ended March 31, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted stock, at beginning of period	384,385	$20.20	—	$—
Granted	156,187	22.38	149,479	25.44
Vested	76,309	19.71	8,304	25.44
Forfeited	2,528	22.65	—	—

Restricted stock, at end of period	461,735	$20.99	141,175	$25.44

For the three months ended March 31, 2012, there were 2,157 shares of time-based restricted stock and 112,889 shares of performance-based stock granted to senior management. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant. A portion of the shares vest dependent upon Webster’s ranking for total shareholder return versus the KBW Regional Banking Index (KRX) and the remaining portion vest dependent on Webster’s return on equity over the three year vesting period. As of March 31, 2012, there was $12.8 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

NOTE 15: Business Segments

Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided and the type of customer served, and reflect how financial information is currently evaluated by management. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts.

As of January 1, 2012 the Company changed the allocation of FDIC insurance expense to conform to the change in the FDIC insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity which took effect in 2011. The 2011 business segment results have been adjusted for comparability to the 2012 segment presentation.

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset-Liability Committee.

Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three months ended March 31, 2012, 52.0% of the provision expense is specifically attributable to business segments and reported accordingly.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report based measures are reconciled to GAAP values in the Corporate and Reconciling category.

Webster’s business segment results are intended to reflect each segment as if it were a stand-alone business. The following table presents the operating results and total assets for Webster’s reportable segments:

	Three months ended March 31, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$43,908	$56,725	$27,023	$7,919	$135,575	$7,793	$143,368
(Benefit) provision for loan and lease losses	(910)	1,564	1,505	(78)	2,081	1,919	4,000

Net interest income after provision for loan and lease losses	44,818	55,161	25,518	7,997	133,494	5,874	139,368
Non-interest income	6,893	21,937	5,722	7,134	41,686	2,300	43,986
Non-interest expense	24,811	68,518	18,384	11,562	123,275	4,538	127,813

Income from continuing operations before income taxes	26,900	8,580	12,856	3,569	51,905	3,636	55,541
Income tax expense	8,041	2,565	3,843	1,067	15,516	1,087	16,603

Income from continuing operations	18,859	6,015	9,013	2,502	36,389	2,549	38,938
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	18,859	6,015	9,013	2,502	36,389	2,549	38,938
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income attributable to Webster Financial Corporation	$18,859	$6,015	$9,013	$2,502	$36,389	$2,549	$38,938

Total assets at March 31, 2012	$4,425,694	$1,552,694	$5,871,817	$252,998	$12,103,203	$7,030,939	$19,134,142

	Three months ended March 31, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$39,642	$54,300	$27,248	$5,646	$126,836	$13,325	$140,161
Provision (benefit) for loan and lease losses	1,875	1,209	7,908	(279)	10,713	(713)	10,000

Net interest income after provision for loan and lease losses	37,767	53,091	19,340	5,925	116,123	14,038	130,161
Non-interest income	6,026	24,749	2,041	5,862	38,678	5,238	43,916
Non-interest expense	25,642	70,697	18,490	10,069	124,898	4,227	129,125

Income from continuing operations before income taxes	18,151	7,143	2,891	1,718	29,903	15,049	44,952
Income tax expense	4,994	1,965	795	473	8,227	4,141	12,368

Income from continuing operations	13,157	5,178	2,096	1,245	21,676	10,908	32,584
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	13,157	5,178	2,096	1,245	21,676	12,903	34,579
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income attributable to Webster Financial Corporation	$13,157	$5,178	$2,097	$1,245	$21,677	$12,903	$34,580

Total assets at December 31, 2011	$4,359,405	$1,546,457	$5,869,028	$245,554	$12,020,444	$6,693,896	$18,714,340

NOTE 16: Commitments and Contingencies

Lease Commitments. At March 31, 2012, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.0 million for the three months ended March 31, 2012 and 2011, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancellable operating leases for properties owned. Rental income was $0.3 million for the three months ended March 31, 2012 and 2011, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2011. See Webster’s 2011 Form 10-K for information regarding these commitments.

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

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk at:

(In thousands)	At March 31, 2012	At December 31, 2011
Commitments to extend credit	$449,371	$318,001
Unfunded commitments under existing lines and loans	3,291,482	3,390,816
Standby letters of credit	164,668	159,930
Commercial letters of credit	3,289	3,087

Total financial instruments with off-balance sheet risk	$3,908,810	$3,871,834

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended March 31,
(In thousands)	2012	2011
Beginning balance	$5,449	$9,378
Benefit	(245)	(285)

Ending balance	$5,204	$9,093

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

The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	Three months ended March 31,
(In thousands)	2012	2011
Beginning balance	$2,269	$3,658
Provision	342	772
Loans Repurchased	(293)	(175)

Ending balance	$2,318	$4,255

The provision recorded at the time of loan sale is netted from mortgage banking activities, is included as a component of non-interest income. Incremental provision, post loan sale, is recorded in other non-interest expense.

Litigation Reserves. Webster is involved in routine legal proceedings occurring in the ordinary course of business and is subject to loss contingencies related to such litigation and claims arising there-from. Webster evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. For certain matters, when able to do so, Webster also estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. The estimates included in this range are based on analysis of currently available information and are subject to significant judgment and to change as new information becomes available.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2011, included in its 2011 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012, or any future period.

Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Condensed Consolidated Financial Statements for the period ended March 31, 2012.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors, including those relating to products or services or the impact or expected outcome of various legal proceedings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2011 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment OTTI, (iii) valuation of goodwill and other intangible assets, (iv) deferred tax asset valuation allowance and (v) pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2011 Form 10-K.

Recent Legislation

The following discussion should be read in conjunction with the Supervision and Regulation section in Webster’s 2011 Form 10-K.

It is difficult to predict at this time what specific impact certain provisions the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company, including any regulations promulgated by the CFPB. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Certain provisions of the Dodd-Frank Act will require Webster to deduct, over a three year period beginning on January 1, 2013, all trust preferred securities from Webster’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at March 31, 2012 would not affect Webster’s ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in early 2012. Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios. However, Webster believes it is already fully compliant with Basel III, including the conservation buffers.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s income from continuing operations was $38.9 million for the three months ended March 31, 2012 as compared to $32.6 million for the three months ended March 31, 2011. Net income available to common shareholders was $38.3 million, or $0.42 per diluted common share, for the three months ended March 31, 2012 as compared to $33.7 million, or $0.36 per diluted common share, for the three months ended March 31, 2011. The increase in net income from the comparable period is attributable to a reduction in provision for loan and lease losses and interest expense. The provision for loan and lease losses for the three months ended March 31, 2012 was $4.0 million, a reduction of $6.0 million compared to $10.0 million for the three months ended March 31, 2011. Interest expense decreased $5.3 million as the cost of average liabilities declined from 0.91% for the three months ended March 31, 2011 to 0.73% for the three months ended March 31, 2012. This was partially offset by interest income which decreased $2.1 million, or 1.2%, to $174.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to a lower interest rate environment.

Net interest income increased $3.2 million, or 2.3% to $143.4 million for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Average total interest earning assets increased by $805.8 million, while the average yield declined by 27 basis points in 2012 compared to 2011 and average total interest-bearing liabilities increased by $761.1 million, while the average cost declined by 18 basis points in 2012 compared to 2011.

Non-interest income increased $0.1 million, or 0.2%, to $44.0 million for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.

Non-interest expense decreased $1.3 million, or 1.0%, to $127.8 million for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The decrease in non-interest expense is primarily due to decreases of $1.9 million in occupancy expenses and $1.4 million in marketing expenses offsetting an increase of $1.5 million in compensation and benefits.

Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2012	2011
Earnings
Net interest income	$143,368	$140,161
Provision for loan and lease losses	4,000	10,000
Total non-interest income	43,986	43,916
Total non-interest expense	127,813	129,125
Income from continuing operations	38,938	32,584
Income from discontinued operations, net of tax	—	1,995
Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to Webster Financial Corporation	38,938	34,580
Net income available to common shareholders	38,323	33,749
Per Share Data
Net income from continuing operations per common share - diluted (a)	$0.42	$0.34
Net income available to common shareholders - diluted (a)	0.42	0.36
Dividends declared per common share	0.05	0.01
Book value per common share	21.24	20.37
Tangible book value per common share	15.10	14.17
Weighted-average common shares - diluted	91,782	92,544
Dividends declared per Series A preferred share	$21.25	$21.25
Dividends declared per subsidiary preferred share	—	0.2156
Selected Ratios
Return on average assets (b)	0.81%	0.75%
Return on average shareholders’ equity (b)	8.17	7.51
Net interest margin	3.36	3.46
Efficiency ratio	65.63	67.49
Tangible equity ratio	7.29	7.28
Tier 1 common equity to risk weighted assets	10.96	10.48

(a)	For the three months ended March 31, 2012 and 2011, the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

(b)	Annualized

The Company evaluates its business based on certain ratios that utilize tangible equity, a non-GAAP financial measure.

The efficiency ratio, which measures the costs expended to generate a dollar of revenue, is calculated excluding foreclosed property expense, amortization of intangibles, gain or loss on securities and other non-recurring items. Accordingly, this is also a non-GAAP financial measure. The Company believes the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Company. Other companies may define or calculate supplemental financial data differently.

See the table below for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP for the three months ended March 31, 2012 and March 31, 2011.

	For the period ended March 31,
Efficiency ratio	2012	2011
Non interest expense (GAAP)	$127,813	$129,125
Less: Foreclosed property (income) expense	(197)	569
Intangible assets amortization	1,397	1,397
Debt prepayment penalties	1,134	—
Branch optimization	81	273
Litigation	—	292

Non interest expense (Non GAAP)	125,398	126,594

Net interest income (before provision) (GAAP)	143,368	140,161
FTE adjustment	3,718	3,865
Non interest income (GAAP)	43,986	43,916
Less: Net gain on securities	—	377

Non interest income (Non GAAP)	$191,072	$187,565

Efficiency ratio (Non GAAP)	65.63%	67.49%

	For the period ended March 31,
Tangible equity ratio:	2012	2011
Shareholders equity (GAAP)	$1,894,942	$1,820,727
Less: Non controlling interests (GAAP)	—	9,577
Less: Goodwill and other intangible assets (GAAP)	544,180	549,767
Add back: DTL related to other intangible assets (GAAP)	5,119	6,958

Tangible equity (Non GAAP)	1,355,881	1,268,341

Total Assets	19,134,142	17,961,020
Less: Goodwill and other intangible assets (GAAP)	544,180	549,767
Add back: DTL related to other intangible assets (GAAP)	5,119	6,958

Tangible assets (Non GAAP)	$18,595,081	$17,418,211

Tangible equity ratio (Non GAAP)	7.29%	7.28%

	For the period ended March 31,
Tangible book value per common share:	2012	2011
Common shareholders equity (GAAP)	$1,894,942	$1,820,727
Less: Non controlling interests (GAAP)	—	9,577
Less: Preferred shares (GAAP)	28,939	28,939
Less: Goodwill and Other intangible assets (GAAP)	544,180	549,767
Add back: DTL related to other intangibles (GAAP)	5,119	6,958

Tangible common equity (Non - GAAP)	$1,326,942	$1,239,402
Common shares issued and outstanding	87,849	87,474

Tangible book value per common share (Non GAAP)	$15.10	$14.17

	For the period ended March 31,
Tier 1 common equity/ risk weighted assets:	2012	2011
Shareholders equity (GAAP)	$1,894,942	$1,820,727
Qualified non controlling interests	—	(9,577)
Other comprehensive income	46,445	5,979
Non-qualifying Goodwill and other intangible assets (regulatory)	(531,752)	(549,767)
Non qualifying deferred tax assets	—	(23,092)
Preferred equity	(28,939)	(28,939)

Tier 1 common equity (regulatory)	$1,380,696	$1,215,331

Risk-weighted assets (regulatory)	$12,597,284	$11,593,704

Tier 1 common equity/ risk weighted assets: (Non GAAP)	10.96%	10.48%

Average balance sheet (average balances are daily averages) and net interest margin:

	Three months ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,275,333	$120,741	4.27%	$11,059,479	$121,943	4.42%
Securities (b)	5,961,336	55,680	3.76	5,402,046	56,844	4.23
Federal Home Loan and Federal Reserve Bank stock	143,551	876	2.45	143,874	831	2.34
Interest-bearing deposits	77,435	30	0.15	61,308	34	0.22
Loans held for sale	51,705	498	3.85	36,891	422	4.57

Total interest-earning assets	17,509,360	177,825	4.06%	16,703,598	180,074	4.33%
	1,394,077			1,335,610

Total assets	$18,903,437			$18,039,208

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,435,197			$2,161,761
Savings, checking & money market deposits	8,628,048	$5,794	0.27%	8,642,941	$10,583	0.50%
Time deposits	2,810,203	10,262	1.47	3,110,684	12,186	1.59

Total deposits	13,873,448	16,056	0.47	13,915,386	22,769	0.66
Securities sold under agreements to repurchase and other short-term borrowings	1,166,550	4,434	1.50	994,718	3,562	1.43
Federal Home Loan Bank advances	1,260,217	4,564	1.43	554,562	3,355	2.42
Long-term debt	507,116	5,685	4.48	581,578	6,362	4.38

Total borrowings	2,933,883	14,683	1.99	2,130,858	13,279	2.49

Total interest-bearing liabilities	16,807,331	30,739	0.73%	16,046,244	36,048	0.91%
Noninterest-bearing liabilities	219,332			196,361

Total liabilities	17,026,663			16,242,605
Equity	1,876,774			1,796,603

Total liabilities and equity	$18,903,437			$18,039,208

Fully tax-equivalent net interest income		147,086			144,026
Less: tax equivalent adjustments		(3,718)			(3,865)

Net interest income		$143,368			$140,161

Interest-rate spread			3.33%			3.42%
Net interest margin (b)			3.36%			3.46%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $35.7 million and $32.6 million as of March 31, 2012 and 2011, respectively, are excluded from the average balance for rate calculations.

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to the impact attributable to changes in volume (change in volume multiplied by prior rate), changes attributable to rates (change in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table below is based upon reported net interest income.

	Three months ended March 31,
	2012 vs. 2011
	Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(3,792)	$2,590	$(1,202)
Loans held for sale	(74)	150	76
Investment securities	(6,240)	5,264	(976)

Total interest income	$(10,106)	$8,004	$(2,102)

Interest on interest-bearing liabilities:
Deposits	$(6,643)	$(70)	$(6,713)
Borrowings	(2,987)	4,391	1,404

Total interest expense	(9,630)	4,321	(5,309)

Net change in net interest income	$(476)	$3,683	$3,207

Net Interest Income

Net interest income totaled $143.4 million for the three months ended March 31, 2012, compared to $140.2 million for the three months ended March 31, 2011, an increase of $3.2 million. Average interest-earning assets grew by 4.8% to $17.5 billion from $16.7 billion, while average interest-bearing liabilities grew by 4.7% to $16.8 billion from $16.0 billion. For the three months ended March 31, 2012, the yield on average interest-earning assets declined by 27 basis points, while the cost of average interest-bearing liabilities declined 18 basis points when compared to the three months ended March 31, 2011. As a result of the greater decline in the cost of interest-earning assets than the decline in yield on interest bearing liabilities, the net interest margin declined by 10 basis points to 3.36% for the three months ended March 31, 2012, from 3.46% for the three months ended March 31, 2011.

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

Interest Income

Interest income decreased $2.1 million, or 1.2%, to $174.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in the average yield of 27 basis points was due to a lower interest rate environment and was partially offset by an increase in average interest earning assets of $805.8 million. The average loan portfolio, excluding loans held for sale, increased by $215.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Average securities increased by $559.3 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

The 27 basis point decrease in the average yield earned on interest-earning assets for the three months ended March 31, 2012 to 4.06% compared to 4.33% for the three months ended March 31, 2011 is a result of a lower rate environment, the repayment of higher yielding loans, the origination of lower yielding loans, and the purchase of lower yielding securities. The loan portfolio yield decreased 15 basis points to 4.27% for the three months ended March 31, 2012 and comprised 64.4% of average interest-earning assets at March 31, 2012, compared to the loan portfolio yield of 4.42%, which comprised 66.2% of average interest-earning assets, for the three months ended March 31, 2011. Additionally, the yield on investment securities decreased 47 basis points to 3.76% for the three months ended March 31, 2012 and comprised 34.0% of average interest-earning assets at March 31, 2012, compared to the yield on investment securities of 4.23% three months ended March 31, 2011 and 32.3% of average interest-earning assets at March 31, 2011. All other interest-earning assets comprised 1.6% and 1.5% at March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2012 decreased $5.3 million, or 14.7%, to $30.7 million as compared to the three months ended March 31, 2011. The cost of average interest-bearing liabilities was 0.73% for the three months ended March 31, 2012 a decrease of 18 basis points compared to 0.91% for the three months ended March 31, 2011. The decrease was primarily due to declines in the cost of deposits to 0.47% for the three months ended March 31, 2012, from 0.66% for the three months ended March 31, 2011, and a 50 basis point decrease in the cost of borrowings to 1.99% for the three months ended March 31, 2012, from 2.49% for the three months ended March 31, 2011.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $4.0 million for the three months ended March 31, 2012, a decrease of $6.0 million compared to $10.0 million for the three months ended March 31, 2011. The decrease in the provision is generally due to management’s evaluation of the level of inherent losses in Webster’s existing loan portfolio. For the three months ended March 31, 2012, total net charge-offs were $27.2 million compared to $33.7 million for the three months ended March 31, 2011.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At March 31, 2012, the allowance for loan and lease losses totaled $210.3 million or 1.86% of total loans and leases compared to $233.5 million or 2.08% of total loans and leases at December 31, 2011. See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income

Total non-interest income was $44.0 million for the three months ended March 31, 2012, which is relatively flat as compared to $43.9 million for the three months ended March 31, 2011.

The following summarizes the major categories of non-interest income for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2012	2011	Amount	Percent
Non-Interest Income:
Deposit service fees	$23,363	$25,340	$(1,977)	(7.8)%
Loan related fees	4,869	4,443	426	9.6
Wealth and investment services	7,221	6,722	499	7.4
Mortgage banking activities	4,383	1,253	3,130	249.8
Increase in cash surrender value of life insurance policies	2,517	2,533	(16)	(0.6)
Net loss on trading securities	—	(1,799)	1,799	100.0
Net gain on sale of investment securities	—	2,176	(2,176)	(100.0)
Other income	1,633	3,248	(1,615)	(49.7)

Total non-interest income	$43,986	$43,916	$70	0.2%

Deposit Service Fees. Deposit service fees were $23.4 million for the three months ended March 31, 2012, a decrease of $2.0 million from the comparable 2011 period, primarily due to the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011.

Wealth and Investment Services. Wealth and investment services income was $7.2 million for the three months ended March 31, 2012, an increase of $0.5 million from the comparable 2011 period due to an increase in equity markets as well as new business originated by Webster Financial Advisors and Webster Investment Services.

Mortgage Banking Activities. Net revenue from mortgage banking activities was $4.4 million for the three months ended March 31, 2012, an increase of $3.1 million from the comparable 2011 period due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets.

Net Gain on Sale of Investment Securities. There was no net gain/loss on the sale of investment securities for the three months ended March 31, 2012 compared to net gain of $2.2 million for the three months ended March 31, 2011. The net gain for the three months ended March 31, 2011 was due to the sale of GSE mortgage-backed securities, equity securities and one trust preferred security.

Other. Other non-interest income was $1.6 million for the three months ended March 31, 2012, compared to $3.2 million from the comparable 2011 period. The decrease of $1.6 million is primarily due to a net impairment loss of $0.8 million on the Company’s investments in private equity funds during the three months ended March 31, 2012, as compared to a net gain of $1.1 million for the three months ended March 31, 2011.

Non-Interest Expense

Total non-interest expense was $127.8 million for the three months ended March 31, 2012, a decrease of $1.3 million from the comparable period in 2011, which is reflective of the Company’s continued focus on expense control.

The following summarizes the major categories of non-interest expense for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Increase (decrease)
(In thousands)	2012	2011	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$68,619	$67,071	$1,548	2.3%
Occupancy	12,882	14,735	(1,853)	(12.6)
Technology and equipment expense	15,582	15,392	190	1.2
Intangible assets amortization	1,397	1,397	—	—
Marketing	4,100	5,520	(1,420)	(25.7)
Professional and outside services	2,692	2,430	262	10.8
Deposit insurance	5,709	5,781	(72)	(1.2)
Litigation	—	292	(292)	(100.0)
Other expenses	16,832	16,507	325	2.0

Total non-interest expense	$127,813	$129,125	$(1,312)	(1.0)%

Compensation and Benefits. Compensation and benefits was $68.6 million for the three months ended March 31, 2012, an increase of $1.5 million from the comparable 2011 period. The increase is primarily attributable to an increase in incentive compensation as a result of better performance against incentive targets, in addition to an increase in pension expense due to the plan being underfunded at March 31, 2012, partially offset by a decrease in group insurance due to a decrease in claim volume.

Occupancy. Occupancy expense was $12.9 million for the three months ended March 31, 2012, a decrease of $1.9 million from the comparable 2011 period. The decrease is primarily due to the net reduction of 13 branches since the beginning of 2011.

Marketing. Marketing expense was $4.1 million for the three months ended March 31, 2012, a decrease of $1.4 million from the comparable 2011 period. The decrease is reflective of the timing of marketing campaigns between the comparable periods.

Other Expenses. Other non-interest expense was $16.8 million for the three months ended March 31, 2012 compared to $16.5 million for the three months ended March 31, 2011, a decrease of $0.3 million primarily attributable to a decrease in loan workout expenses and an increase in gain on sale of foreclosed and repossessed assets, offset by $1.1 million in expense related to the Subordinated Notes Tender Offer.

Income Taxes

During the three months ended March 31, 2012, Webster recognized income tax expense of $16.6 million applicable to the $55.5 million of pre-tax income from continuing operations. In the comparable 2011 period, Webster recognized income tax expense of $12.4 million applicable to the $45.0 million of pre-tax income from continuing operations.

The $16.6 million of tax expense for the three months ended March 31, 2012 and the effective tax rate of 29.9% reflect (i) the application of an estimated annual effective tax rate of 30.75% for the full year 2012 to the pre-tax income for the three months ended March 31, 2012; and (ii) the recognition of a $0.7 million state tax benefit ($0.5 million, net of U.S. effects) related to a net decrease in unrecognized tax benefits applicable to uncertain tax positions taken during prior years.

In the comparable 2011 period, the $12.4 million of tax expense for the three months ended March 31, 2011, and the effective tax rate of 27.5% reflect (i) the application of an estimated annual effective tax rate of 29.0% for the full year 2011 to the pre-tax income for the three months ended March 31, 2011; and (ii) the recognition of state tax benefits of $1.0 million (or $0.7 million, net), specific to the period.

The increase in the estimated annual effective tax rate from 29.0% in 2011 to 30.75% in 2012 is primarily due to the increase in estimated pre-tax income and the reduced benefit of tax-exempt income, relative to pre-tax income, relating to the estimated increase in pre-tax income.

For more information on Webster’s income taxes, see Note 7 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, included in the Company’s 2011 Form 10-K.

Business Segment Results

Webster’s operations are divided into four business segments that represent its core businesses – Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes Health Savings Accounts HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief executive officer for each of the core businesses, the products and services provided, and the type of customer served, and they reflect the way that financial information is currently evaluated by management. The Company’s Treasury unit is included in the Corporate and Reconciling category along with the results of discontinued operations, the Consumer Liquidating portfolio and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2012 the Company changed the allocation of FDIC insurance expense to conform to the change in the FDIC insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity which took effect in 2011. The 2011 business segment results have been adjusted for comparability to the 2012 segment presentation.

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three months ended March 31, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended March 31,
(In thousands)	2012	2011
Net income:
Commercial Banking	$18,859	$13,157
Retail Banking	6,015	5,178
Consumer Finance	9,013	2,097
Other	2,502	1,245

Total Business Segments	36,389	21,677
Corporate and Reconciling	2,549	12,903

Net income attributable to Webster Financial Corporation	$38,938	$34,580

Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole.

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset-Liability Committee.

Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three months ended March 31, 2012, 52.0% of the provision expense is specifically attributable to business segments and reported accordingly. For the three months ended March 31, 2011, 107.1% of the provision expense is specifically attributable to business segments and reported accordingly.

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

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between these report based measures are reconciled to GAAP values in the Corporate and Reconciling category.

Commercial Banking

The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and government and institutional banking. Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a primary referral source to Private Banking and Retail Banking.

Commercial Banking Results:

	Three months ended March 31,
(In thousands)	2012	2011
Net interest income	$43,908	$39,642
(Benefit) provision for loan and lease losses	(910)	1,875

Net interest income after provision	44,818	37,767
Non-interest income	6,893	6,026
Non-interest expense	24,811	25,642

Income before income taxes	26,900	18,151
Income tax expense	8,041	4,994

Net income	$18,859	$13,157

	March 31, 2012	December 31, 2011
Total assets at period end	$4,425,694	$4,359,405

Total loans at period end	4,344,979	4,289,354

Total deposits at period end	2,206,791	2,396,990

Net interest income increased $4.3 million in the three months ended March 31, 2012 from the comparable period in 2011. The increase is primarily due to wider loan spreads reflecting continuing high levels of interest rate floors, lower cost of funds, greater loan volumes and an increase in non-interest bearing deposit balances. The provision for loan and lease losses decreased $2.8 million for the three months ended March 31, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income increased $0.9 million in the three months ended March 31, 2012 from the comparable period in 2011, due to increased revenues from interest rate management services. Non-interest expense decreased $0.8 million in the three months ended March 31, 2012 from comparable period in 2011, as a result of lower loan workout, foreclosure and repossessed asset expenses net of write-downs on foreclosed properties. Loans increased $55.6 million from December 31, 2011 primarily due to new originations. Total deposits decreased $190.2 million for the period ended March 31, 2012, compared to December 31, 2011 reflecting lower government and institutional banking deposit balances.

Retail Banking

Retail Banking serves consumers and small businesses primarily throughout southern New England and into Westchester County, New York, with a distribution network of 168 banking offices and 466 ATMs, and a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, Consumer deposits, Business and Professional Banking (“BPB), Webster Investment Services (“WIS”) and the Customer Care Center.

BPB offers credit and deposit-related products targeted to small businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers based in our branches.

WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At March 31, 2012, Webster had $2.2 billion of assets under administration in its strategic partnership with LPL compared to $2.0 billion at December 31, 2011. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Retail Banking Results:

	Three months ended March 31,
(In thousands)	2012	2011
Net interest income	$56,725	$54,300
Provision for loan and lease losses	1,564	1,209

Net interest income after provision	55,161	53,091
Non-interest income	21,937	24,749
Non-interest expense	68,518	70,697

Income before income taxes	8,580	7,143
Income tax expense	2,565	1,965

Net income	$6,015	$5,178

	March 31, 2012	December 31, 2011
Total assets at period end	$1,552,694	$1,546,457

Total loans at period end	901,237	886,481

Total deposits at period end	10,171,957	10,009,640

Net interest income increased $2.4 million in the three months ended March 31, 2012 from the comparable period in 2011. The increase is a result of improved deposit mix of higher percentage non-interest bearing deposits and reduced deposit costs. The provision for loan and lease losses increased $0.4 million for the three months ended March 31, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $2.8 million in the three months ended March 31, 2012 from the comparable period in 2011. The decrease is attributable to a decline in debit card revenues associated with the Durbin amendment’s cap on interchange fees implemented during the fourth quarter of 2011. Non-interest expense decreased $2.2 million in the three months ended March 31, 2012 from the comparable period in 2011. The decrease is primarily attributable to the net reduction of 13 branches since the beginning of 2011. Total loans increased $14.8 million for the period ended March 31, 2012, compared to December 31, 2011. The increase reflects growth in loan originations from the business banking staff additions. Total deposits increased $162.3 million for the period ended March 31, 2012 from December 31, 2011 primarily due to the growth in consumer and business core transaction balances.

Consumer Finance

Consumer Finance offers lending solutions for consumers primarily in southern New England and Westchester County, New York. Products include: residential mortgages, home equity loans and lines of credit, unsecured personal loans as well as credit card options.

Consumer Finance Results:

	Three months ended March 31,
(In thousands)	2012	2011
Net interest income	$27,023	$27,248
Provision for loan and lease losses	1,505	7,908

Net interest income after provision	25,518	19,340
Non-interest income	5,722	2,041
Non-interest expense	18,384	18,490

Income before income taxes	12,856	2,891
Income tax expense	3,843	795

Income before non-controlling interest	9,013	2,096
Non-controlling interest	—	(1)

Net income	$9,013	$2,097

	March 31, 2012	December 31, 2011
Total assets at period end	$5,871,817	$5,869,028

Total loans at period end	5,746,226	5,727,829

Total deposits at period end	27,822	37,115

Net income improved by $6.9 million for the three months ended March 31, 2012 from the comparable period in 2011. During this period, net interest income decreased $0.2 million for the three months ended March 31, 2012 from the comparable period in 2011. The decrease in net interest income for the three months ended March 31, 2012 is directly related to a slight decrease in loan spreads against a similar level of average earnings assets compared to the three months ended March 31, 2011. The provision for loan and lease losses decreased $6.4 million for the three months ended March 31, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income increased $3.7 million for the three months ended March 31, 2012 from the comparable period in 2011. The increase in non-interest income is related to strong originations growth and corresponding significantly higher gains and loan fee income tied to mortgage banking activity from the comparable period in 2011. Non-interest expense decreased $0.1 million for the three months ended March 31, 2012 from the comparable period in 2011. Total loans increased $18.4 million for the period ended March 31, 2012 compared to December 31, 2011, primarily due to a higher level of portfolio loan originations.

Other

Other includes Health Savings Account (HSA) Bank and Private Banking.

HSA Bank is a bank custodian of health savings accounts. These accounts are required for high deductible health plans offered by employers or directly to consumers.

Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services.

Other Results:

	Three months ended March 31,
(In thousands)	2012	2011
Net interest income	$7,919	$5,646
(Benefit) provision for loan and lease losses	(78)	(279)

Net interest income after provision	7,997	5,925
Non-interest income	7,134	5,862
Non-interest expense	11,562	10,069

Income before income taxes	3,569	1,718
Income tax expense	1,067	473

Net income	$2,502	$1,245

	March 31, 2012	December 31, 2011
Total assets at period end	$252,998	$245,554

Total loans at period end	231,272	223,787

Total deposits at period end	1,299,469	1,139,923

Net interest income increased $2.3 million for the three months ended March 31, 2012 from the comparable period in 2011. Of this amount, deposit growth, account growth and pricing initiatives in HSA resulted in an increase of $2.0 million, while higher loan and deposit balances in Private Banking resulted in growth of $0.3 million. Non-interest income increased $1.3 million for the three months ended March 31, 2012 from the comparable period in 2011. The increase in non-interest income is primarily due to increases in HSA deposit service fees and, to a lesser extent, fees from increased Private Banking investment accounts and balances. Non-interest expense increased $1.5 million for the three months ended March 31, 2012 from the comparable period in 2011. The increase in non-interest expense is primarily a result of higher compensation, as a result of doubling the ranks of private bankers, and processing costs primarily due to growth in deposits. Total deposits increased $217.8 million for the period ended March 31, 2012 compared to December 31, 2011, as a result of growth in both HSA and Private Banking. At March 31, 2012 there were approximately $2.0 billion of client assets under management and administration compared to $1.9 billion at December 31, 2011.

Reconciliation of reportable segments’ net income to consolidated net income for the periods presented:

	Three months ended March 31,
(In thousands)	2012	2011
Net income from business segments before income taxes	$51,905	$29,903
Adjustments:
Corporate Treasury unit	(8,404)	2,467
Allocation of (benefit) provision for loan and lease losses	(1,919)	713
Allocation of net interest income	16,731	14,808
Allocation of non-interest income	77	815
Allocation of non-interest expense	(2,849)	(3,754)

Total adjustments	3,636	15,049
Income from continuing operations before income taxes	55,541	44,952
Income tax expense	16,603	12,368

Income from continuing operations	38,938	32,584
Income from discontinued operations, net	—	1,995
Less: Net loss attributable to non-controlling interests	—	(1)

Net income attributable to Webster Financial Corporation	$38,938	$34,580

Financial Condition

Webster had total assets of $19.1 billion at March 31, 2012 and $18.7 billion at December 31, 2011, an increase of $0.4 billion or approximately 2%.

Total loans and leases, net, of $11.1 billion, with allowance for loan and lease losses of $0.2 billion at March 31, 2012 increased $109.9 million when compared to total loans and leases, net of $11.0 billion, with allowance for loan and lease losses of $0.2 billion at December 31, 2011. Total deposits of $13.9 billion at March 31, 2012 increased $288.5 million when compared to total deposits of $13.7 billion at December 31, 2011. Non-interest-bearing deposits increased 0.7% and interest-bearing deposits increased 2.4% during the period. As a result, Webster’s loan-to-deposit ratio was 81.1% at March 31, 2012, compared to 82.2% at December 31, 2011 and 75.9% at March 31, 2011.

At March 31, 2012, total equity of $1.9 billion was relatively flat when compared to December 31, 2011. Changes in equity for the three months ended March 31, 2012 consisted of increases for net income of $38.9 million and $13.8 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $4.4 million of dividends to common shareholders and $0.6 million of dividends to preferred shareholders. The quarterly cash dividend to common shareholders increased to $0.05 per common share on April 26, 2011 from $0.01 per common share previously. At March 31, 2012, the tangible equity ratio was 7.29% compared to 7.18% at December 31, 2011. See Note 9-Regulatory Matters in the Notes to Condensed Consolidated Financial Statements for information on Webster’s regulatory capital levels and ratios.

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

Webster, either directly or through Webster Bank, maintains through the Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The investment portfolio is classified into two major categories: available for sale and held-to-maturity. At March 31, 2012, Webster Bank’s portfolio consisted primarily of agency CMOs, MBS and municipal securities in held-to-maturity and agency CMOs, MBS and CMBS in available for sale. The investment securities portfolios of Webster and Webster Bank combined totaled $6.2 billion at March 31, 2012 compared to $5.8 billion at December 31, 2011. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2012 and 2011 was 3.76% and 4.23%, respectively.

The securities portfolios are managed in accordance with regulatory guidelines and established internal corporate investment policies. These policies and guidelines include limitations on aspects such as investment grade, concentrations and investment type to help manage risk associated with investing in securities. While there may be no statutory limit on certain categories of investments, the OCC may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern. In anticipation of pending legislation, as a result of the Dodd-Frank Act, the Company has ceased use of the trading securities in its securities portfolio.

Total carrying value of available for sale and held-to-maturity investment securities at March 31, 2012 was $376.0 million more than at December 31, 2011. The available for sale securities portfolio increased by $270.1 million, primarily due to new purchases of agency MBS, CMBS and Corporate Debt, while the held-to-maturity portfolio increased by $105.9 million, primarily due to the purchases of longer duration agency MBS.

For the three months ended March 31, 2012, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Credit spreads generally tightened as the prospects for economic recovery improved. As a result, yields rose on U.S. Treasury securities and other benchmark interest rates. Overall, these developments were generally positive for the portfolio.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, is presented below:

	At March 31, 2012
		Recognized in OCI			Not Recognized in OCI
	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,779,221	29,443	(1,326)	1,807,338	—	—	1,807,338
Corporate debt	112,994	1,838	(575)	114,257	—	—	114,257
Pooled trust preferred securities (a)	52,297	—	(22,482)	29,815	—	—	29,815
Single issuer trust preferred securities	51,067	—	(10,023)	41,044	—	—	41,044
Equity securities-financial institutions (b)	6,995	2,043	(22)	9,016	—	—	9,016
Mortgage-backed securities (“MBS”) - GSE	757,228	24,897	(1,113)	781,012	—	—	781,012
Commercial mortgage-backed securities (“CMBS”)	341,464	28,786	(8,065)	362,185	—	—	362,185

Total available for sale	$3,101,466	$87,007	$(43,606)	$3,144,867	$—	$—	$3,144,867

Held-to-maturity:
Municipal bonds and notes	$643,694	$—	$—	$643,694	$33,527	$(142)	$677,079
Agency collateralized mortgage obligations (“CMOs”) - GSE	683,551	—	—	683,551	22,401	—	705,952
Mortgage-backed securities (“MBS”) - GSE	1,572,801	—	—	1,572,801	93,546	(3,488)	1,662,859
Commercial mortgage-backed securities (“CMBS”)	158,232	—	—	158,232	8,628	—	166,860
Private Label MBS	21,376	—	—	21,376	458	—	21,834

Total held-to-maturity	$3,079,654	$—	$—	$3,079,654	$158,560	$(3,630)	$3,234,584

Total investment securities	$6,181,120	$87,007	$(43,606)	$6,224,521	$158,560	$(3,630)	$6,379,451

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at March 31, 2012.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at March 31, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
	Amortized cost (a)(b)	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
(Dollars in thousands)
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
Mortgage-backed securities (“MBS”) - GSE	502,389	25,079	(158)	527,310	—	—	527,310
Commercial mortgage-backed securities (“CMBS”)	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency collateralized mortgage obligations (“CMOs”) - GSE	733,889	—	—	733,889	20,555	—	754,444
Mortgage-backed securities (“MBS”) - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Commercial mortgage-backed securities (“CMBS”)	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairments at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

During the three months ended March 31, 2012, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $791.3 million in investment securities that are in an unrealized loss position at March 31, 2012. Approximately $715.0 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $76.3 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $47.2 million at March 31, 2012. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At March 31, 2012, available for sale investment securities valued at $2.9 million had deferred the payment of interest; therefore, the securities were placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2-Investment Securities in the Notes to Condensed Consolidated Financial Statements.

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 11-Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements for additional information concerning derivative financial instruments.

Loan and Lease Portfolio

The table below provides the Company’s loan and lease portfolio composition for the following periods:

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,210,885	28.3	$3,163,465	28.2
Permanent NCLC	20,861	0.2	21,265	0.2
Construction	32,527	0.3	29,083	0.3
Liquidating construction	1	0.0	1	0.0

Total residential	3,264,274	28.8	3,213,814	28.7

Consumer:
Home equity loans	2,529,369	22.4	2,554,879	22.8
Liquidating portfolio	141,478	1.2	147,553	1.3
Other consumer	37,147	0.3	37,506	0.3

Total consumer loans	2,707,994	23.9	2,739,938	24.4

Commercial:
Commercial non-mortgage	1,979,869	17.5	1,939,629	17.3
Asset-based loans	471,218	4.2	454,078	4.0

Total commercial loans	2,451,087	21.7	2,393,707	21.3

Commercial real estate:
Commercial real estate	2,282,456	20.2	2,274,110	20.3
Commercial construction	109,102	1.0	73,769	0.6
Residential development	36,580	0.3	39,765	0.3

Total commercial real estate	2,428,138	21.5	2,387,644	21.2

Equipment financing loans and leases	441,840	3.9	469,679	4.2

Net unamortized premiums	7,566	0.1	8,132	0.1
Net deferred costs	11,251	0.1	12,490	0.1

Total loans	11,312,150	100.0	11,225,404	100.0

Less: allowance for loan and lease losses	(210,288)		(233,487)

Loans and leases, net	$11,101,862		$10,991,917

Total residential Loans were $3.3 billion at March 31, 2012, an increase of $50.5 million from December 31, 2011. The growth in the residential portfolio reflects a continued focus on jumbo mortgage lending. Jumbo mortgages represent 39.0% of the residential mortgage portfolio at March 31, 2012 and jumbo mortgage originations were approximately 41.7% of the total residential loan originations for the three months ended March 31, 2012.

Total consumer loans were $2.7 billion at March 31, 2012, a decrease of $31.9 million from December 31, 2011. The decrease is primarily due to loan repayments and lower originations in the continuing portfolio and a reduction of $6.1 million in the liquidating consumer portfolio as a result of charge offs taken during the three months ended March 31, 2012.

Total commercial loans were $2.5 billion at March 31, 2012, an increase of $57.4 million from December 31, 2011. The growth in commercial loans reflects $244.9 million in commercial non-mortgage originations for the three months ended March 31, 2012. Commercial non-mortgage consists of middle market, small business and industry segment banking. Asset-based loans increased $17.1 million from December 31, 2011, reflective of $63.3 million in originations for the three months ended March 31, 2012.

Commercial Real Estate loans were $2.4 billion at March 31, 2012, an increase of $40.5 million from December 31, 2011, primarily in construction loans as a result of $151.4 million in originations during the three months ended March 31, 2012.

Equipment Finance loans and leases were $441.8 at March 31, 2012, a decrease of $27.8 million from December 31, 2011. The decrease primarily reflects pay downs and payoffs on non-core regions.

Commercial Loans with Interest Reserves

At March 31, 2012 and December 31, 2011, there were nine and six construction-related loans, respectively, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $94.2 million and $67.4 million, and the loans had outstanding balances of $36.3 million and $14.9 million at March 31, 2012 and December 31, 2011, respectively. Contractually committed interest reserves for this loan type totaled $3.7 million and $2.2 million at March 31, 2012 and December 31, 2011, respectively. Interest income of $0.2 million was recognized during the three months ended March 31, 2012. The nine loans are performing under the original terms as of March 31, 2012

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At March 31, 2012 and December 31, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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

Asset Quality information for the following periods:

	At March 31, 2012			At December 31, 2011
(Dollars in thousands)	Amount	%		Amount	%
Non-accrual loans and leases (1)	$92,939	50.5		$111,360	57.7
Non-accrual restructured loans and leases (1)	85,326	46.3		76,719	39.7
Foreclosed and repossessed assets	5,953	3.2		4,968	2.6

Non-performing assets	$184,218	100.0		$193,047	100.0

Loans and leases 90 days or more past due and still accruing (1)	$43			$724
Asset Quality Ratios:
Non-accrual and restructured loans as a percentage of total loans and leases		1.56%			1.68%
Non-performing assets as a percentage of:
Total assets		0.96			1.03
Total loans and leases plus foreclosed property		1.61			1.72
Net charge-offs as a percentage of average loans and leases (2)		0.96			1.00
Allowance for loan and lease losses as a percentage of total loans and leases		1.86			2.08
Allowance for loan and lease losses to:
Net charge-offs (2)		1.93	x		2.11	x
Non-accrual and non-accrual restructured loans and leases		1.18			1.24

(1)	Non-accrual balances exclude the impact of deferred costs and unamortized premiums.
(2)	Calculated based on year to date net charge offs, annualized

Non-performing Assets

The following table details non-performing assets for the periods presented:

	At March 31, 2012		At December 31,2011
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$74,295	2.31	$76,249	2.41
Permanent NCLC	3,371	16.16	4,584	21.56
Construction	1,444	4.31	1,219	4.19
Liquidating portfolio - NCLC	—	—	—	—

Total residential	79,110	2.42	82,052	2.55

Consumer:
Home equity loans	26,023	0.97	24,943	0.98
Liquidating portfolio - home equity loans	3,896	2.75	5,091	3.45
Other consumer	75	0.20	116	0.31

Total consumer	29,994	1.05	30,150	1.10

Commercial:
Commercial non-mortgage	31,547	1.60	27,884	1.44
Asset-based loans	1,475	0.31	1,880	0.41

Total commercial	33,022	1.35	29,764	1.24

Commercial real estate:
Commercial real estate	25,131	1.10	32,197	1.42
Commercial construction	—	—	—	—
Residential development	6,140	16.79	6,762	17.01

Total commercial real estate	31,271	1.29	38,959	1.63

Equipment financing loans and leases	4,868	1.09	7,154	1.52

Total non-performing loans and leases	$178,265	1.57	$188,079	1.68

Foreclosed and repossessed assets:
Residential and consumer	3,228		2,752
NCLC/Consumer	—		132
Commercial	2,725		2,084

Total foreclosed and repossessed assets	$5,953		$4,968

Total non-performing assets	$184,218		$193,047

(1)	Balances exclude the impact of net deferred costs and unamortized premiums.
(2)	Represent the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

It is Webster’s policy that all loans 90 or more days past due are placed in non-accruing status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal.

Non-performing loans and leases were $178.3 million at March 31, 2012 compared to $188.1 million at December 31, 2011. Non-performing loans are defined as non-accruing loans. Non-performing assets (non-performing loans and leases plus foreclosed and repossessed assets) from the continuing portfolios totaled $184.2 million at March 31, 2012, as compared to $193.0 million at December 31, 2011.

Interest on non-accrual loans at March 31, 2012 and 2011, that would have been recorded as additional interest income for the three months ended March 31, 2012 and 2010 had the loans been current in accordance with their original terms approximated $4.5 million and $6.3 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for information concerning the non-accrual loan policy.

Impaired Loans and Leases

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size for other loans, primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. At March 31, 2012, the recorded investment balance of impaired loans and leases totaled $426.4 million, including loans and leases of $281.9 million with an impairment allowance of $32.7 million. Of the $281.9 million in impaired loans and leases at March 31, 2012, $205.0 million were measured using the present value of expected cash flows, and $76.9 million were measured using the fair value of associated collateral. Approximately 30.5% of the $76.9 million of the collateral dependent loans at March 31, 2012 relied on current third party appraisals to assist in measuring impairment. At December 31, 2011, the recorded investment balance of impaired loans and leases totaled $495.3 million, including loans and leases of $338.9 million with an impairment allowance of $46.6 million. Of the $495.3 million in impaired loans and leases at December 31, 2011, $404.2 million were measured using the present value of expected cash flows and $91.1 million were measured using the fair value of associated collateral.

Approximately 48.4% of the $91.1 million of the collateral dependent loans at December 31, 2011 relied on current third party appraisals to assist in measuring impairment. The $426.4 million of impaired loans and leases at March 31, 2012 included $410.6 million of TDRs. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan.

Specific valuation allowances were not necessary at March 31, 2012 for certain impaired loans as a result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

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

The following tables provide detail of TDR balance and activity for the periods presented:

(In thousands)	At March 31, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$325,169	$367,344
Non-accrual status	85,381	76,968

Total recorded investment	$410,550	$444,312

Accruing TDRs performing under modified terms more than one year	84.9%	76.0%
TDR specific reserves included in the ALLL	$32,569	$44,847
Additional funds committed to borrowers in TDR status (a)	7,031	7,872

	Three months ended March 31,
(In thousands)	2012	2011
TDRs, beginning of period	$444,312	$450,151
New TDR status	15,677	64,770
Paydowns/draws on existing TDRs, net	(12,075)	(14,582)
Charge-offs post modification	(19,028)	(4,289)
Loan sales	(7,730)	—
Other reductions (b)	(10,606)	(898)

TDRs, end of period	$410,550	$495,152

(a)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
(b)	Other reductions include change in TDR status (removal of a $10.4 million A Note structure from TDR status in 2012) and transfers to OREO.

The increase in charge offs during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to one large commercial credit which was modified in 2011. See Note 3-Loans and Leases in the Notes to Condensed Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans

The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases:

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances (1)	%(2)	Principal Balances (1)	%(2)
Residential
1-4 family	$21,573	0.67	$22,895	0.72
Permanent NCLC	1,342	6.43	1,183	5.56
Construction	—	—	283	0.97
Liquidating NCLC	—	—	—	—
Consumer
Home equity loans	19,119	0.78	20,394	0.80
Liquidating portfolio-home equity loans	5,263	3.72	4,538	3.08
Other consumer	473	1.27	453	1.21
Commercial:
Commercial non-mortgage	6,938	0.35	4,619	0.24
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	1,101	0.48	1,766	0.08
Residential development	—	—	—	—
Equipment financing loans and leases	4,099	0.92	4,800	1.02

Total loans and leases past due 30-89 days	$59,908	0.53	$60,931	0.54

Past due 90 days or more and accruing:
Continuing portfolio
Commercial non-mortgage	$43	0.01	$161	0.01
Commercial real estate	—	—	428	0.02
Residential development	—	—	135	0.34

Total loans past due 90 days and still accruing	$43		$724

Total over 30-day delinquent loans	$59,951		$61,655

(1)	Other past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.
(2)	Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

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

Management considers the adequacy of the allowance for loan and lease losses a critical accounting policy. The adequacy of the allowance for loan and lease losses is subject to assumptions and judgment used in its determination. Therefore, actual loan and lease losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan and lease losses is adequate as of March 31, 2012, actual results may prove different and the differences could be significant.

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

The allowance for loan and lease losses incorporates the range of potential outcomes as part of the loss estimation process, as well as an estimate of loss representing inherent risk not captured in quantitative modeling and methodologies including, but not limited to; imprecision in loss estimate methodologies and models, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, uncertainty associated with industry trends, the economy and other external factors.

At March 31, 2012, the allowance for loan and lease losses was $210.3 million, or 1.86% of the total loan portfolio, and 118.0% of total non-performing loans and leases. This compares with an allowance of $233.5 million or 2.08% of the total loan portfolio, and 124.0% of total non-performing loans and leases at December 31, 2011. Gross charge-offs for the three months ended March 31, 2012 were $34.6 million and consisted of $3.1 million in gross charges for residential loans, $10.1 million for consumer loans, $15.0 million for commercial loans, $5.8 million for commercial real estate loans and $0.6 million for equipment financing loans. Gross charge-offs decreased by $3.3 million during the three months ended March 31, 2012 when compared to charge-offs of $37.9 million for the three months ended March 31, 2011. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the three months ended March 31, 2012. The decrease in the allowance for loan and lease losses year over year reflects the need for decreased allowance levels in light of improved portfolio and economic conditions across all lines of business. The allowance for loan and lease losses does not include a reserve for unfunded credit commitments that is discussed in the following paragraph.

The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor driven by the underlying borrower risk grades. The combination of ALLL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2012, the reserve for unfunded credit commitments was $5.2 million compared to a reserve for unfunded credit commitments of $5.4 million at December 31, 2011.

The following table provides detail of activity in the Company’s allowance for loan and lease losses for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	448	4,475	3,516	(78)	(2,861)	(1,500)	4,000
Losses charged off	(3,115)	(10,051)	(14,994)	(5,848)	(634)	0	(34,642)
Recoveries	141	2,054	1,800	1,100	2,348	0	7,443

Balance, end of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288

Ending balance: individually evaluated for impairment	$16,976	$4,441	$6,309	$4,977	$22	$—	$32,725

Ending balance: collectively evaluated for impairment	$15,063	$59,822	$44,694	$35,210	$7,774	$15,000	$177,563

	Three months ended March 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	669	8,525	4,144	827	(2,165)	(2,000)	10,000
Losses charged off	(3,350)	(14,988)	(11,111)	(7,360)	(1,134)	—	(37,943)
Recoveries	128	1,213	1,416	—	1,469	—	4,226

Balance, end of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948

Ending balance: individually evaluated for impairment	$14,134	$3,623	$9,612	$10,536	$2	$—	$37,907

Ending balance: collectively evaluated for impairment	$14,105	$86,198	$59,307	$60,626	$19,805	$20,000	$260,041

A summary of net charge-offs (annualized) to average outstanding loans by category follows:

	Three months ended March 31,
	2012	2011
Net charge-offs
Residential	0.37%	0.41%
Consumer	1.17	1.94
Commercial	2.16	1.78
Commercial real estate	0.80	1.34
Equipment financing	(1.50)	(0.19)

Total net charge-offs to total average loans and leases	0.96%	1.22%

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

Deposits

Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 168 banking offices within our primary market area. Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $13.9 billion at March 31, 2012 as compared to $13.7 billion at December 31, 2011 and $14.1 billion at March 31, 2011.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston (“FHLB”). Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $82.4 million of FHLB stock on March 31, 2012 and $77.9 million on December 31, 2011. As of March 31, 2012, the Bank had $91.9 million of capital stock invested in the FHLB. The FHLB most recently declared a cash dividend equal to an annual yield of 0.49% on February 22, 2012.

As of March 31, 2012, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized. There is no expectation of any change in this payment rate and no OTTI recorded in the period.

Borrowings

Total borrowed funds, including long-term debt, increased $126.0 million to $3.1 billion at March 31, 2012 compared to $3.0 billion at December 31, 2011, and $1.8 billion at March 31, 2011. Borrowings represented 16.2% and 15.9% of assets at March 31, 2012 and December 31, 2011, respectively, and 10.2% at March 31, 2011. See Note 6-Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings, Note 7-Federal Home Loan Bank Advances and Note 8-Long-term Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2011 Form 10-K. At March 31, 2012, there were $51.1 million of retained earnings available for the payment of dividends by the Bank to the Company. Webster Bank paid the Company $70.0 million in dividends during the three months ended March 31, 2012.

During the three months ended March 31, 2012, a total of 78,035 shares of common stock were repurchased at a cost of approximately $1.6 million. All of the repurchased shares were done in the open market to fund equity compensation plans.

At March 31, 2012 and December 31, 2011, FHLB advances outstanding totaled $1.4 billion and $1.3 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion at March 31, 2012 and December 31, 2011, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.8 billion at March 31, 2012 or used to collateralize other borrowings, such as repurchase agreements. At March 31, 2012, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.7 billion. In addition, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.3 billion at March 31, 2012

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At March 31, 2012, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At March 31, 2012, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. Webster Bank is subject to individual minimum capital ratios that require the Bank to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk weighted assets. The Bank exceeded these requirements at March 31, 2012. See Note 9-Regulatory Matters in the Notes to Condensed Consolidated Financial Statements for further information concerning regulatory capital.

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

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the three months ended March 31, 2012, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of March 31, 2012, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $46.7 million and $47.1 million and liabilities of $51.2 million and $59.8 million were recognized for the fair value of these derivatives at March 31, 2012 and December 31, 2011, respectively. See Note 1 – Summary of Significant Accounting Policies and Note 11 – Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2012 and December 31, 2011 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

	-200bp	-100bp	+100 bp	+200 bp
March 31, 2012	N/A	N/A	-0.5%	-0.1%
December 31, 2011	N/A	N/A	+1.2%	+3.4%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2011 and as of March 31, 2012 assumed a federal funds rate of 0.25%. The decrease in sensitivity to higher rates since year end is primarily due to the purchase of fixed rate investment securities, termination of term fixed rate funding, and reduction in duration of derivatives. As the federal funds rate was at 0.25% on March 31, 2012, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Operations.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2012 and December 31, 2011.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2012	N/A	N/A	-3.0%	-5.4%	-8.0%	-3.7%	+3.0%	+6.1%
December 31, 2011	N/A	N/A	-2.2%	-3.7%	-9.1%	-4.5%	+3.9%	+7.6%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s earnings generally benefits from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster’s earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The increase in earnings at risk to the short end of the yield curve moving up is due to the previously mentioned purchase of fixed rate investment securities, termination of term fixed rate funding, and reduction in duration of derivatives. The decrease in earnings at risk to the long end of the yield curve moving down is due primarily to reduced risk from forecast of purchased securities. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2012 and December 31, 2011 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value
			Change
(Dollars in thousands)			-100 BP	+100 BP
March 31, 2012
Assets	$19,134,142	$19,107,634	N/A	$(411,060)
Liabilities	17,239,200	16,981,432	N/A	(404,728)

Total	$1,894,942	$2,126,202	N/A	$(6,332)
Net change as % base net economic value				(0.3)%
December 31, 2011
Assets	$18,714,340	$18,716,175	N/A	$(368,271)
Liabilities	16,868,566	16,781,406	N/A	(409,364)

Total	$1,845,774	$1,934,769	N/A	$41,093
Net change as % base net economic value				2.1%

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

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was negative 0.6 years at March 31, 2012. At the end of 2011, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster’s net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration increasing from 1.9 years to 2.0 years and liability duration declining from 2.7 years to 2.6 years for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at March 31, 2012 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Webster is involved in routine legal proceedings occurring in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information and taking into consideration current reserves, we believe that existing litigation matters will not have a material adverse effect on our consolidated financial condition.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2012, there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 – 31, 2012	76,430	$21.02	—	2,111,200
February 1-29, 2012	1,605	$22.84	—	2,111,200
March 1-31, 2012	—	—	—	2,111,200
Total	78,035	$21.06	—	2,111,200
(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 78,035 shares repurchased during the three months ended March 31, 2012 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation.

3.2	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.6	Bylaws, as amended effective April 26, 2012.

10.1	Amended and Restated 1992 Stock Option Plan.*

10.2	Separation Agreement and General Release by and among the Company, Webster Bank National Association and Jeffrey N. Brown, dated April 6, 2012 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2012 and incorporated herein by reference).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Material Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 2, 2012	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: May 2, 2012	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2012	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation.

3.2	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.6	Bylaws, as amended effective April 26, 2012.

10.1	Amended and Restated 1992 Stock Option Plan.*

10.2	Separation Agreement and General Release by and among the Company, Webster Bank National Association and Jeffrey N. Brown, dated April 6, 2012 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2012 and incorporated herein by reference).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Material Compensatory plan or arrangement.