Form 10-Q
period 2012-06-30
WEBSTER FINANCIAL CORP
filed 2012-08-01
CIK 801337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

The number of shares of common stock, par value $.01 per share, outstanding as of July 18, 2012 was 87,884,976

i

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash and due from banks	$197,229	$195,957
Interest-bearing deposits	73,598	96,062
Securities available for sale, at fair value	3,153,580	2,874,764
Securities held-to-maturity (fair value of $3,234,656 and $3,130,546)	3,076,226	2,973,727
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	142,595	143,874
Loans held for sale	89,228	57,391
Loans and leases	11,539,997	11,225,404
Allowance for loan and lease losses	(198,757)	(233,487)

Loans and leases, net	11,341,240	10,991,917
Deferred tax asset, net	79,011	105,665
Premises and equipment, net	137,420	147,379
Goodwill	529,887	529,887
Other intangible assets, net	12,896	15,690
Cash surrender value of life insurance policies	312,117	307,039
Prepaid FDIC premiums	27,062	37,946
Accrued interest receivable and other assets	257,660	237,042

Total assets	$19,429,749	$18,714,340

Liabilities and Equity:
Deposits:
Non-interest-bearing	$2,611,297	$2,473,693
Interest-bearing	11,362,630	11,182,332

Total deposits	13,973,927	13,656,025
Securities sold under agreements to repurchase and other short-term borrowings	1,203,378	1,164,706
Federal Home Loan Bank advances	1,529,102	1,252,609
Long-term debt	472,928	552,589
Accrued expenses and other liabilities	318,866	242,637

Total liabilities	17,498,201	16,868,566

Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,721,171 and 90,709,350 shares	907	907
Paid-in capital	1,146,292	1,145,346
Retained earnings	928,523	865,427
Less: Treasury stock, at cost (3,375,355 and 3,493,915 shares)	(129,235)	(134,641)
Accumulated other comprehensive loss, net	(43,878)	(60,204)

Total equity	1,931,548	1,845,774

Total liabilities and equity	$19,429,749	$18,714,340

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$121,379	$122,395	$242,120	$244,338
Taxable interest and dividends on securities	45,662	46,258	91,550	92,751
Non-taxable interest on securities	6,935	7,269	13,915	14,620
Loans held for sale	657	177	1,155	599

Total interest income	174,633	176,099	348,740	352,308

Interest Expense:
Deposits	15,102	21,841	31,158	44,610
Securities sold under agreements to repurchase and other short-term borrowings	5,360	3,777	9,794	7,339
Federal Home Loan Bank advances	4,426	3,295	8,990	6,650
Long-term debt	5,367	6,273	11,052	12,635

Total interest expense	30,255	35,186	60,994	71,234

Net interest income	144,378	140,913	287,746	281,074
Provision for loan and lease losses	5,000	5,000	9,000	15,000

Net interest income after provision for loan and lease losses	139,378	135,913	278,746	266,074

Non-interest Income:
Deposit service fees	23,719	26,095	47,082	51,435
Loan related fees	3,565	5,590	8,434	10,033
Wealth and investment services	7,249	7,454	14,470	14,176
Mortgage banking activities	3,624	1,234	8,007	2,487
Increase in cash surrender value of life insurance policies	2,561	2,576	5,078	5,109
Net loss on trading securities	—	—	—	(1,799)
Net gain on sale of investment securities	2,537	1,647	2,537	3,823
Other income	4,098	1,593	5,731	4,841

Total non-interest income	47,353	46,189	91,339	90,105

Non-interest Expense:
Compensation and benefits	63,587	65,592	132,206	132,604
Occupancy	12,578	12,856	25,460	27,591
Technology and equipment	16,021	15,134	31,603	30,526
Intangible assets amortization	1,397	1,397	2,794	2,794
Marketing	5,094	4,252	9,194	9,772
Professional and outside services	3,387	2,813	6,079	5,243
Deposit insurance	5,723	5,918	11,432	11,699
Litigation	—	194	—	486
Other expense	19,392	23,905	36,224	40,471

Total non-interest expense	127,179	132,061	254,992	261,186

Income from continuing operations before income tax expense	59,552	50,041	115,093	94,993
Income tax expense	18,312	15,857	34,915	28,225

Income from continuing operations	41,240	34,184	80,178	66,768
Income from discontinued operations, net of tax	—	—	—	1,995

Net income	41,240	34,184	80,178	68,763
Less: Net loss attributable to non controlling interests	—	—	—	(1)

Net income attributable to Webster Financial Corporation	41,240	34,184	80,178	68,764
Preferred stock dividends	(615)	(831)	(1,230)	(1,662)

Net income available to common shareholders	$40,625	$33,353	$78,948	$67,102

Net income per common share:
Basic
Net income from continuing operations	$0.46	$0.38	$0.90	$0.75
Net income available to common shareholders	0.46	0.38	0.90	0.77
Diluted
Net income from continuing operations	0.44	0.36	0.86	0.70
Net income available to common shareholders	0.44	0.36	0.86	0.72

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$41,240	$34,184	$80,178	$68,763
Other comprehensive income, net of taxes:
Securities:
Net change in unrealized gain on securities available for sale	2,104	6,124	13,723	10,432
Net change in non-credit related other-than-temporary impairment	—	—	—	746
Amortization of unrealized loss on securities transferred to held to maturity	39	22	78	50
Change in unrealized (loss) gain on derivative instruments	(553)	(4,581)	488	(2,716)
Defined benefit pension plans:
Amortization of net loss	966	405	2,014	811
Amortization of prior service cost	11	12	23	24
Current year actuarial gain	—	—	—	365

Other comprehensive income, net of taxes	2,567	1,982	16,326	9,712

Comprehensive income, net of taxes	43,807	36,166	96,504	78,475
Less: comprehensive loss attributable to non controlling interests	—	—	—	(1)

Comprehensive income attributable to Webster Financial Corporation	$43,807	$36,166	$96,504	$78,476

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended June 30, 2012
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Non Controlling Interests	Total
Balance, December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$—	$1,845,774

Net income	—	—	—	80,178	—	—	—	80,178
Other comprehensive income	—	—	—	—	—	16,326	—	16,326
Dividends declared on common stock of $.15 per share	—	—	—	(13,148)	—	—	—	(13,148)
Dividends declared on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	—	(1,230)
Common stock warrants repurchased	—	—	(337)	—	—	—	—	(337)
Exercise of stock options	—	—	(858)	—	1,280	—	—	422
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,677)	—	—	(1,677)
Stock-based compensation expense	—	—	1,891	(2,704)	5,803	—	—	4,990
Issuance of common stock	—	—	250	—	—	—	—	250

Balance, June 30, 2012	$28,939	$907	$1,146,292	$928,523	$(129,235)	$(43,878)	$—	$1,931,548

	Six months ended June 30, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Non Controlling Interests	Total
Balance, December 31, 2010	$28,939	$907	$1,160,690	$741,870	$(149,462)	$(13,709)	$9,644	$1,778,879

Net income (loss)	—	—	—	68,764	—	—	(1)	68,763
Other comprehensive income	—	—	—	—	—	9,712	—	9,712
Dividends declared on common stock of $.06 per share	—	—	—	(5,243)	—	—	—	(5,243)
Dividends declared on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	—	(1,230)
Subsidiary preferred stock dividends $0.43 per share	—	—	—	(432)	—	—	—	(432)
Disolution of joint venture	—	—	—	—	—	—	(66)	(66)
Common stock warrants repurchased	—	—	(14,674)	—	—	—	—	(14,674)
Exercise of stock options	—	—	(206)		313	—	—	107
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(537)	—	—	(537)
Stock-based compensation expense	—	—	470	(3,233)	5,711	—	—	2,948
Issuance of common stock	—	—	117	(313)	700	—	—	504

Balance, June 30, 2011	$28,939	$907	$1,146,397	$800,183	$(143,275)	$(3,997)	$9,577	$1,838,731

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2012	2011
Operating Activities:
Net income	$80,178	$68,763
Income from discontinued operations, net of tax	—	1,995

Income from continuing operations	80,178	66,768
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	9,000	15,000
Deferred tax expense	18,341	11,341
Depreciation and amortization	51,768	39,609
Stock-based compensation	4,990	2,948
Excess tax benefits from stock-based compensation	(1,076)	(35)
(Gain) loss on sale and write-down of foreclosed and repossessed assets	(1,484)	5,552
Loss on sale of premises and equipment	173	129
Loss (gain) on fair value adjustment of private equities	163	(1,397)
(Gain) loss on fair value adjustment of derivative instruments	(217)	837
Net gain on the sale of investment securities	(2,537)	(3,823)
Net decrease in trading securities	—	11,554
Increase in cash surrender value of life insurance policies	(5,078)	(5,109)
Net (increase) decrease in loans held for sale	(31,837)	30,574
Net decrease in accrued interest receivable and other assets	(16,503)	10,405
Net decrease in accrued expenses and other liabilities	(10,281)	(4,502)

Net cash provided by operating activities	95,600	179,851

Investing Activities:
Net decrease (increase) in interest-bearing deposits	22,464	(5,052)
Purchases of available for sale securities	(634,113)	(285,336)
Proceeds from maturities and principal payments of available for sale securities	383,737	289,150
Proceeds from sales of available for sale securities	45,855	278,757
Purchases of held-to-maturity securities	(459,212)	(337,164)
Proceeds from maturities and principal payments of held-to-maturity securities	366,692	280,205
Sale of Federal Home Loan Bank and Federal Reserve Board stock	1,279	—
Net increase in loans	(364,202)	(62,363)
Proceeds from the sale of foreclosed properties and repossessed assets	5,733	7,789
Proceeds from the sale of premises and equipment	887	3,901
Purchases of premises and equipment	(7,678)	(13,159)

Net cash (used for) provided by investing activities	(638,558)	156,728

Financing Activities:
Net increase in deposits	317,902	107,742
Proceeds from Federal Home Loan Bank advances	1,826,265	45,934
Repayments of Federal Home Loan Bank advances	(1,549,064)	(410,456)
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	38,672	(11,612)
Repayment of long-term debt	(74,901)	(12,380)
Cash dividends paid to common shareholders	(13,148)	(5,243)
Cash dividends paid to preferred shareholders of consolidated subsidiary	—	(432)
Cash dividends paid to preferred shareholders	(1,230)	(1,230)
Exercise of stock options	422	107
Excess tax benefits from stock-based compensation	1,076	35
Issuance of common stock	250	504
Common stock repurchased	(1,677)	(537)
Common stock warrants repurchased	(337)	(14,674)

Net cash provided by (used for) financing activities	544,230	(302,242)

Cash Flows from Discontinued Operations:
Operating activities	—	1,995

Net cash provided by discontinued operations	—	1,995

Net increase in cash and due from banks	1,272	36,332
Cash and due from banks at beginning of period	195,957	159,849

Cash and due from banks at end of period	$197,229	$196,181

Supplemental disclosure of cash flow information:
Interest paid	$64,831	$75,604
Income taxes paid	9,793	12,341
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$3,656	$6,973

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Webster Financial Corporation (together, with its consolidated subsidiaries, “Webster”, the “Company”, “our company”, “we” or “us”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. Webster Financial Corporation’s principal asset at June 30, 2012 was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIEs economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company owns the common stock of trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and therefore are not consolidated. The trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trusts are included in other assets in the Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the Condensed Consolidated Statements of Operations. See Note 10 – Long-Term Debt.

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

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value of financial instruments, the deferred tax asset valuation allowance, status of contingencies, valuation of investments for other-than-temporary impairment (“OTTI”), and the goodwill valuation are particularly subject to change.

Correction of Immaterial Error Related to Prior Periods. During the year ended December 31, 2011, the Company identified an error related to the accounting for certain Commercial loan origination and amendment fees. The Company determined that these fees were recognized immediately and not properly amortized over the term of the loan, as required by ASC Topic 310-20, Nonrefundable Fees and Other Costs. As a result, these fees were not recognized as Interest and Fees on Loans and Leases but were recognized in Loan Related Fees, which is a component of other non-interest income in the Condensed Consolidated Statements of Operations. The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its Condensed Consolidated Statement of Shareholders’ Equity at June 30, 2011 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011.

The effects of recording this immaterial correction are as follows:

(In thousands, except per share data)	At or for the three months ended June 30, 2011		At or for the six months ended June 30, 2011
	As Filed	As Revised	As Filed	As Revised
Retained earnings	$804,109	$800,183	$804,109	$800,183

Interest and fees on loans and leases	121,599	122,395	242,830	244,338
Net interest income	140,117	140,913	279,566	281,074
Loan related fees	6,419	5,590	11,248	10,033
Total non-interest income	47,018	46,189	91,320	90,105
Net income before taxes	50,074	50,041	94,700	94,993
Net income after taxes	34,207	34,184	66,507	66,768

Earnings per common share:
Basic	0.38	0.38	0.76	0.77
Diluted	0.36	0.36	0.72	0.72

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

Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held to maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the respective loss is recorded as a loss in non-interest income in the Condensed Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Condensed Consolidated Statement of Operations. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income on the Condensed Consolidated Statements of Operations.

The specific identification method is used to determine realized gains and losses on sales of securities.

Loans. Loans are stated at the principal amounts outstanding, net of charged off amounts and unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments.

Accrual of interest is discontinued if the loan is placed on non-accrual status. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. All commercial, commercial real estate and equipment finance loans are subject to a detailed review by the Company’s credit risk team to determine accrual status. A charge off is recorded on a case-by-case basis when all or a portion of the loan is deemed to be uncollectible.

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

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size for other loans primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a troubled debt restructuring (“TDR”) is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades.

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

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

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

NOTE 2: Investment Securities

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At June 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,617,938	28,974	(569)	1,646,343	—	—	1,646,343
Corporate debt	112,427	2,165	(30)	114,562	—	—	114,562
Pooled trust preferred securities (a)	51,738	—	(22,916)	28,822	—	—	28,822
Single issuer trust preferred securities	66,331	—	(10,822)	55,509	—	—	55,509
Equity securities-financial institutions (b)	6,232	1,856	(20)	8,068	—	—	8,068
Mortgage-backed securities (“MBS”) - GSE	906,851	24,054	(820)	930,085	—	—	930,085
Commercial mortgage-backed securities (“CMBS”)	345,183	31,385	(6,577)	369,991	—	—	369,991

Total available for sale	$3,106,900	$88,434	$(41,754)	$3,153,580	$—	$—	$3,153,580

Held-to-maturity:
Municipal bonds and notes	$622,703	$—	$—	$622,703	$33,636	$(148)	$656,191
Agency CMOs - GSE	631,162	—	—	631,162	21,056	—	652,218
MBS - GSE	1,638,235	—	—	1,638,235	93,544	(1,565)	1,730,214
CMBS	165,146	—	—	165,146	11,377	—	176,523
Private Label MBS	18,980	—	—	18,980	530	—	19,510

Total held-to-maturity	$3,076,226	$—	$—	$3,076,226	$160,143	$(1,713)	$3,234,656

Total investment securities	$6,183,126	$88,434	$(41,754)	$6,229,806	$160,143	$(1,713)	$6,388,236

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at June 30, 2012.
(b)	Amortized cost is net of $21.3 million of other-than-temporary impairments at June 30, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
MBS - GSE	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency CMOs - GSE	733,889	—	—	733,889	20,555	—	754,444
MBS - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,425	$15,323	$28,898	$28,902
Due after one year through five years	5,169	5,274	11,677	12,316
Due after five through ten years	115,236	117,279	246,574	261,581
Due after ten years	2,964,838	3,007,636	2,789,077	2,931,857

Total debt securities	$3,100,668	$3,145,512	$3,076,226	$3,234,656

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2012, the Company had $607.9 million carrying value of callable securities in its investment portfolio.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$150,825	$(569)	$—	$—	5	$150,825	$(569)
Corporate debt	24,788	(30)	—	—	3	24,788	(30)
Pooled trust preferred securities	—	—	28,822	(22,916)	8	28,822	(22,916)
Single issuer trust preferred securities	18,732	(611)	36,776	(10,211)	11	55,508	(10,822)
Equity securities-financial institutions	129	(20)	—	—	1	129	(20)
MBS - GSE	258,044	(820)	—	—	20	258,044	(820)
CMBS	—	—	17,755	(6,577)	1	17,755	(6,577)

Total available for sale	$452,518	$(2,050)	$83,353	$(39,704)	49	$535,871	$(41,754)

Held-to-maturity:
Municipal bonds and notes	$10,797	$(72)	$4,298	$(76)	27	$15,095	$(148)
MBS - GSE	143,908	(1,565)	—	—	11	143,908	(1,565)

Total held-to-maturity	$154,705	$(1,637)	$4,298	$(76)	38	$159,003	$(1,713)

Total investment securities	$607,223	$(3,687)	$87,651	$(39,780)	87	$694,874	$(43,467)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$405,318	$(3,341)	$—	$—	11	$405,318	$(3,341)
Pooled trust preferred securities	6,526	(8,178)	22,472	(15,430)	8	28,998	(23,608)
Single issuer trust preferred securities	6,711	(1,521)	31,503	(11,292)	9	38,214	(12,813)
Equity securities-financial institutions	124	(24)	—	—	1	124	(24)
MBS - GSE	90,418	(158)	—	—	3	90,418	(158)
CMBS	73,190	(1,924)	14,957	(9,318)	5	88,147	(11,242)

Total available for sale	$582,287	$(15,146)	$68,932	$(36,040)	37	$651,219	$(51,186)

Held-to-maturity:
Municipal bonds and notes	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)

Total held-to-maturity	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)

Total investment securities	$587,692	$(15,212)	$75,049	$(36,148)	58	$662,741	$(51,360)

Securities with a carrying value totaling $2.4 billion at June 30, 2012 and December 31, 2011 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At June 30, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2012. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.

Trust Preferred Securities - Pooled Issuers – At June 30, 2012, the fair value of the pooled trust preferred securities was $28.8 million, a decrease of $0.2 million from the fair value of $29.0 million at December 31, 2011. The slight decrease in fair value is due to the net impact of small improvements in credit and liquidity spreads and principal paydowns. The gross unrealized loss of $22.9 million at June 30, 2012 is attributable to wider credit spreads that management incorporated in order to reflect the inactive and illiquid nature of the trust preferred securities market at this time as well as changes in the underlying credit profile of issuers in each pool over the holding period.

For the three and six months ended June 30, 2012, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three and six months ended June 30, 2012. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are investment grade and below investment grade. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred securities in the entire capital structure. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of June 30, 2012, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name	Class	Amortized Cost (a)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2012 (b)	Total Other-Than- Temporary Impairment thru June 30, 2012	% of Performing Bank/ Insurance Issuers	Current Deferrals/ Defaults (As a % of Original Collateral)
(Dollars in thousands)
Security H	B	$3,486	$(1,789)	$1,697	B	$(352)	96.6	4.6
Security I	B	4,467	(2,289)	2,178	CCC	(365)	88.2	16.8
Security J	B	5,292	(2,906)	2,386	CCC	(806)	90.6	11.6
Security K	A	7,382	(3,649)	3,733	CCC	(2,040)	69.9	30.9
Security L	B	8,724	(4,583)	4,141	CCC	(867)	92.0	11.6
Security M	A	7,268	(4,571)	2,697	D	(4,926)	54.9	37.8
Security N	A	15,119	(3,129)	11,990	A	(1,104)	90.6	11.6

		$51,738	$(22,916)	$28,822		$(10,460)

(a)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.
(b)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.

Trust Preferred Securities - Single Issuers – At June 30 2012, the fair value of the single issuer trust preferred portfolio was $55.5 million, an increase of $17.3 million from the fair value of $38.2 million at December 31, 2011, primarily due to a $15.1 million security addition. The gross unrealized loss of $10.8 million at June 30, 2012 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of six investments issued by four large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2012	Total Other-Than- Temporary Impairment thru June 30, 2012
(Dollars in thousands)
Security B	$6,874	$(837)	$6,037	BB	$—
Security C	8,655	(1,932)	6,723	BBB	—
Security D	9,540	(2,392)	7,148	B	—
Security E	11,742	(2,102)	9,640	BBB	—
Security F	14,295	(3,457)	10,838	BBB	—
Security G	15,225	(102)	15,123	BBB	—

	$66,331	$(10,822)	$55,509		$—

Agency CMOs-GSE – There were $569 thousand in unrealized losses in the Company’s investment in agency CMOs at June 30, 2012 compared to $3.3 million at December 31, 2011. The improvement in unrealized losses at June 30, 2012 was the result of lower overall interest rates and tighter market spreads during the six months ended June 30, 2012, as compared to 2011. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Corporate Debt Securities – There were $30 thousand in unrealized losses in the Company’s investment in senior corporate debt securities at June 30, 2012. There were no investments in senior corporate debt securities as of December 31, 2011. The unrealized loss at June 30, 2012 was the result of higher benchmark rates from the time of purchase. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Equity securities – The unrealized losses on the Company’s investment in equity securities were $20 thousand at June 30, 2012 compared to $24 thousand at December 31, 2011. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed securities - GSE –There were $820 thousand in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at June 30, 2012 compared to $158 thousand in unrealized losses at December 31, 2011. This increase was primarily due to interest rate changes combined with new purchases made during the quarter. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Commercial mortgage-backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $6.6 million at June 30, 2012 from $11.2 million at December 31, 2011. This decrease in unrealized loss is primarily the result of recent tightening in credit spreads during the six months ended June 30, 2012. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. The high stress scenario resulted in an 8.7% loss for one bond, assuming a severe recession with a peak unemployment rate of 13.6%. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at June 30, 2012. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost. There were no significant credit downgrades on held to maturity securities during the six months ended June 30, 2012.

Municipal bonds and notes – There were unrealized losses on the Company’s investment in municipal bonds and notes of $148 thousand at June 30, 2012 compared to $174 thousand at December 31, 2011. This decrease is primarily the result of tighter credit spreads in 2012 compared to 2011. The municipal portfolio is primarily comprised of bank qualified bonds, over 92.7% with credit ratings of A or better. In addition, the portfolio is comprised of 84.1% General Obligation bonds, 15.6% Revenue bonds and 0.3% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Agency CMOs - GSE – There were no unrealized losses on the Company’s investment in agency CMOs at June 30, 2012 and at December 31, 2011. The contractual cash flows for this investment are performing as expected. With tighter market spreads during the six months ended June 30, 2012, the agency CMO securities are all at unrealized gains.

Mortgage-backed securities - GSE – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs of $1.6 million at June 30, 2012 compared to no losses at December 31, 2011. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

CMBS and Private Label MBS – There were no unrealized losses on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at June 30, 2012 and at December 31, 2011. These securities carry AAA ratings and are currently performing as expected.

The following is a roll forward of the amount of credit related OTTI for the three and six months ended June 30,:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance of credit related OTTI, beginning of period	$10,460	$21,326	$10,460	$26,320
Reduction for securities sold	—	(10,850)	—	(15,844)

Balance of credit related OTTI, end of period	$10,460	$10,476	$10,460	$10,476

To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. There were no additions to credit related OTTI for the three and six months ended June 30, 2012. There was a reduction in outstanding credit-related OTTI due to the sale of a security in both the first and second quarters of 2011.

The following table summarizes the proceeds from the sale of available for sale securities for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Available for sale:
Agency CMOs - GSE	$28,498	$94,335	$28,498	$94,335
Pooled trust preferred securities	—	406	—	1,456
Equity securities	1,073	—	1,073	2,353
MBS - GSE	—	92,095	—	180,613
CMBS	16,284	—	16,284	—

Total available for sale	$45,855	$186,836	$45,855	$278,757

The following table summarizes the impact of realized gains and losses from the sale of securities and the impact of the recognition of other-than-temporary impairments for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012				2011
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs - GSE	$893	$—	$—	$893	$1,959	$—	$—	$1,959
Pooled trust preferred securities	—	—	—	—	—	(2,369)	—	(2,369)
Equity securities	409	—	—	409	—	—	—	—
MBS - GSE				—	2,057	—	—	2,057
CMBS	1,235	—	—	1,235	—	—	—	—

Total available for sale	$2,537	$—	$—	$2,537	$4,016	$(2,369)	$—	$1,647

	Six months ended June 30,
	2012				2011
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs - GSE	$893	$—	$—	$893	$1,959	$—	$—	$1,959
Pooled trust preferred securities	—	—	—	—	—	(3,343)	—	(3,343)
Equity securities	409	—	—	409	374	—	—	374
MBS - GSE	—	—	—	—	4,833	—	—	4,833
CMBS	1,235	—	—	1,235	—	—	—	—

Total available for sale	$2,537	$—	$—	$2,537	$7,166	$(3,343)	$—	$3,823

Investments in Private Equity Funds – In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $12.0 million at June 30, 2012, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a gain of $542 thousand and a loss of $163 thousand for the three and six months ended June 30, 2012, respectively, and a gain of $294 thousand and $1.4 million for the three and six months ended June 30, 2011, respectively. Included in the loss of $163 thousand for the six months ended June 30, 2012, is an OTTI charge of $665 thousand on one of the holdings. These amounts are included in other non-interest income on the Condensed Consolidated Statements of Operations.

NOTE 3: Loans and Leases

Recorded Investment in Loans and Leases. The following table summarizes recorded investment; the principal amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest, in loans and leases, by portfolio segment at June 30, 2012 and December 31, 2011:

	At June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (a)	$3,300,617	$2,701,960	$2,568,338	$2,551,427	$417,655	$11,539,997
Accrued interest	10,951	8,454	8,314	7,540	—	35,259

Total recorded investment	$3,311,568	$2,710,414	$2,576,652	$2,558,967	$417,655	$11,575,256

Total recorded investment: individually evaluated for impairment	$136,729	$34,702	$82,533	$171,405	$3,175	$428,544

Total recorded investment: collectively evaluated for impairment	$3,174,839	$2,675,712	$2,494,119	$2,387,562	$414,480	$11,146,712

	At December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (a)	$3,219,890	$2,760,030	$2,385,791	$2,384,889	$474,804	$11,225,404
Accrued interest	10,992	8,777	6,585	7,186	—	33,540

Total recorded investment	$3,230,882	$2,768,807	$2,392,376	$2,392,075	$474,804	$11,258,944

Total recorded investment: individually evaluated for impairment	$135,311	$36,629	$107,218	$212,850	$3,268	$495,276

Total recorded investment: collectively evaluated for impairment	$3,095,571	$2,732,178	$2,285,158	$2,179,225	$471,536	$10,763,668

(a)	The ending balance includes net deferred fees and unamortized premiums of $16.7 million and $20.6 million at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company had pledged $4.4 billion of eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment for the three and six months ending June 30, 2012 and 2011:

	Three months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288
Provision (benefit) charged to expense	3,840	6,621	1,763	(2,661)	(3,313)	(1,250)	5,000
Losses charged off	(3,952)	(11,349)	(5,676)	(1,066)	(165)	—	(22,208)
Recoveries	136	2,702	1,678	46	1,115	—	5,677

Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757

Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070

Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

	Three months ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948
Provision (benefit) charged to expense	3,085	5,171	963	(1,517)	(2,702)	—	5,000
Losses charged off	(2,967)	(13,891)	(5,361)	(3,765)	(413)	—	(26,397)
Recoveries	119	1,268	1,321	406	1,578	—	4,692

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	Six months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	4,288	11,096	5,279	(2,739)	(6,174)	(2,750)	9,000
Losses charged off	(7,067)	(21,400)	(20,670)	(6,914)	(799)	—	(56,850)
Recoveries	277	4,756	3,478	1,146	3,463	—	13,120

Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757

Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070

Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

	Six months ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	3,754	13,696	5,107	(690)	(4,867)	(2,000)	15,000
Losses charged off	(6,317)	(28,879)	(16,472)	(11,125)	(1,547)	—	(64,340)
Recoveries	247	2,481	2,737	406	3,047	—	8,918

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

Impaired Loans and Leases. The following table summarizes impaired loans and leases by class as of June 30, 2012 and December 31, 2011:

	At June 30, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$136,689	$126,010	$—	$126,010	$14,506
Permanent-NCLC	11,931	10,616	—	10,616	2,575
Construction	133	103	—	103	5
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	33,679	30,030	—	30,030	3,654
Liquidating portfolio-home equity loans	5,529	4,672	—	4,672	914
Other consumer	—	—	—	—	—
Commercial:
Commercial non-mortgage	98,919	82,334	26,133	56,201	5,761
Asset-based loans	2,667	199	199	—	—
Commercial real estate:
Commercial real estate	147,461	137,269	65,774	71,495	5,601
Commercial construction	7,297	7,326	7,326	—	—
Residential development	13,459	12,818	5,075	7,743	51
Equipment Financing	11,066	3,175	2,972	203	3
Totals:
Residential	148,753	136,729	—	136,729	17,086
Consumer	39,208	34,702	—	34,702	4,568
Commercial	101,586	82,533	26,332	56,201	5,761
Commercial real estate	168,217	157,413	78,175	79,238	5,652
Equipment Financing	11,066	3,175	2,972	203	3

Total	$468,830	$414,552	$107,479	$307,073	$33,070

	At December 31, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$133,123	124,461	$—	$124,461	$16,611
Permanent-NCLC	12,005	10,718	—	10,718	2,747
Construction	129	132	—	132	9
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	35,285	31,153	4	31,149	4,116
Liquidating portfolio-home equity loans	7,277	5,469	3	5,466	1,050
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	118,293	105,359	30,207	75,152	12,996
Asset-based loans	7,814	1,859	1,859	—	—
Commercial real estate:
Commercial real estate	195,838	189,575	105,618	83,957	8,514
Commercial construction	7,347	7,373	—	7,373	557
Residential development	16,495	15,902	15,902	—	—
Equipment Financing	11,241	3,268	2,751	517	4
Totals:
Residential	145,257	135,311	—	135,311	19,367
Consumer	42,569	36,629	7	36,622	5,167
Commercial	126,107	107,218	32,066	75,152	12,996
Commercial real estate	219,680	212,850	121,520	91,330	9,071
Equipment Financing	11,241	3,268	2,751	517	4

Total	$544,854	$495,276	$156,344	$338,932	$46,605

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	June 30, 2012	Three months ended June 30, 2012	Six months ended June 30, 2012	June 30, 2011	Three months ended June 30, 2011	Six months ended June 30, 2011
(In thousands)	Average Recorded Investment	Total Interest Income	Total Interest Income	Average Recorded Investment	Total Interest Income	Total Interest Income
Residential:
1-4 family	$125,235	$1,251	$2,535	$117,724	$1,241	$2,443
Permanent-NCLC	10,667	110	216	10,153	106	205
Construction	118	2	2	67	2	4
Liquidating portfolio-construction loans	—	—	—	1	—	—
Consumer:
Home equity loans	30,592	352	703	28,938	379	748
Liquidating portfolio-home equity loans	5,071	64	131	5,695	86	210
Other consumer	3	—	—	7	—	—
Commercial:
Commercial non-mortgage	93,846	1,073	2,205	118,987	1,101	2,517
Asset-based loans	1,029	—	—	11,234	98	190
Commercial real estate:					—	—
Commercial real estate	163,422	1,250	2,442	199,093	1,667	3,638
Commercial construction	7,350	72	146	21,871	282	604
Residential development	14,360	82	171	30,884	168	330
Equipment Financing	3,221	9	23	12,324	19	41
Totals:
Residential	136,020	1,363	2,753	127,945	1,349	2,652
Consumer	35,666	416	834	34,640	465	958
Commercial	94,875	1,073	2,205	130,221	1,199	2,707
Commercial real estate	185,132	1,404	2,759	251,848	2,117	4,572
Equipment Financing	3,221	9	23	12,324	19	41

Total	$454,914	$4,265	$8,574	$556,978	$5,149	$10,930

Of the total interest income recognized for the three and six months ended June 30, 2012, $0.3 million and $0.7 million, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments, as compared to $0.5 million and $1.0 million for the comparable periods in 2011, respectively.

Loans and Leases Portfolio Aging. The following table summarizes the recorded investment of the Company’s loan and lease portfolio aging by class at June 30, 2012 and December 31, 2011:

	At June 30, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$18,337	$8,649	$—	$71,710	$98,696	$3,153,040	$3,251,736
Permanent-NCLC	296	—	—	4,206	4,502	15,856	20,358
Construction	—	—	—	1,178	1,178	38,291	39,469
Liquidating portfolio-construction loans	—	—	—	—	—	5	5
Consumer:
Home equity loans	15,128	6,991	—	22,467	44,586	2,487,807	2,532,393
Liquidating portfolio-home equity loans	2,416	2,085	—	4,515	9,016	129,445	138,461
Other consumer	448	160	—	65	673	38,887	39,560
Commercial:
Commercial non-mortgage	4,251	2,287	1,096	29,304	36,938	2,039,218	2,076,156
Asset-based loans	—	—	—	270	270	500,226	500,496
Commercial real estate:
Commercial real estate	1,907	1,320	—	23,416	26,643	2,385,022	2,411,665
Commercial construction	—	—	—	49	49	114,113	114,162
Residential development	—	—	—	5,983	5,983	27,157	33,140
Equipment Financing	1,307	359	—	5,862	7,528	410,127	417,655

Total	$44,090	$21,851	$1,096	$169,025	$236,062	$11,339,194	$11,575,256

	At December 31, 2011
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,939	$7,245	$—	$75,977	$99,161	$3,080,870	$3,180,031
Permanent-NCLC	802	408	—	4,636	5,846	15,656	21,502
Construction	292	—	—	1,234	1,526	27,815	29,341
Liquidating portfolio-construction loans	—	—	—	—	—	8	8
Consumer:
Home equity loans	14,859	5,891	—	25,115	45,865	2,534,998	2,580,863
Liquidating portfolio-home equity loans	3,231	1,459	—	5,174	9,864	140,247	150,111
Other consumer	346	119	—	117	582	37,251	37,833
Commercial:
Commercial non-mortgage	3,267	1,399	162	27,969	32,797	1,905,085	1,937,882
Asset-based loans	—	—	—	1,904	1,904	452,590	454,494
Commercial real estate:
Commercial real estate	1,330	452	433	32,202	34,417	2,244,357	2,278,774
Commercial construction	—	—	—	—	—	73,525	73,525
Residential development	—	—	135	6,760	6,895	32,881	39,776
Equipment Financing	2,685	2,115	—	7,154	11,954	462,850	474,804

Total	$42,751	$19,088	$730	$188,242	$250,811	$11,008,133	$11,258,944

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

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2012 and 2011, had the loans and leases been current in accordance with their original terms, totaled $3.8 million and $7.2 million and $4.6 million and $9.8 million, respectively.

Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs at June 30, 2012 and December 31, 2011:

(In thousands)	At June 30, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$315,530	$367,344
Non-accrual status	87,583	76,968

Total recorded investment	$403,113	$444,312

Accruing TDRs performing under modified terms more than one year	88.2%	76.0%
TDR specific reserves included in the balance of allowance for loan losses	$32,630	$44,847
Additional funds committed to borrowers in TDR status (a)	7,159	7,872

(a)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

For the three and six months ended June 30, 2012 and 2011, Webster charged off $4.5 million and $23.5 million and $2.9 and $7.2, respectively, the portion of TDRs deemed to be uncollectible.

The following table provides information on loans and leases modified as TDRs during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	26	$4,768	$4,768	3.4%	32	$7,087	$7,087	4.4%
Permanent-NCLC	—	—	—	—	2	947	947	4.5
Construction	1	104	104	6.9	—	—	—	—
Consumer:
Home equity loans	15	1,319	1,319	4.0	30	2,835	2,835	4.0
Liquidating portfolio-home equity loans	2	35	35	9.2	10	561	561	3.9
Commercial:
Commercial non-mortgage	13	5,758	5,758	7.4	18	7,862	7,862	5.3
Asset-based loans	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	2	2,167	2,167	4.9	7	5,250	5,250	4.8
Commercial construction	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	2	719	719	5.3
Equipment Financing	4	142	142	7.6	—	—	—	—

TOTAL TDRs	63	$14,293	$14,293	5.4%	101	$25,261	$25,261	4.7%

	Six months ended June 30,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	50	$8,828	$8,828	3.7%	85	$20,764	$20,764	4.1%
Permanent-NCLC	—	—	—	—	3	1,158	1,158	4.2
Construction	1	104	104	6.9	—	—	—	—
Consumer:
Home equity loans	27	2,272	2,272	4.0	76	7,126	7,126	4.3
Liquidating portfolio-home equity loans	4	35	35	9.1	16	1,189	1,189	5.4
Commercial:
Commercial non-mortgage	25	16,986	16,986	7.2	35	17,426	17,426	6.2
Asset-based loans	—	—	—	—	3	2,563	2,563	5.2
Commercial real estate:
Commercial real estate	3	2,412	2,412	5.0	16	41,165	41,165	4.0
Commercial construction	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	2	719	719	5.3
Equipment Financing	7	342	342	7.2	—	—	—	—

TOTAL TDRs	117	$30,979	$30,979	5.8%	236	$92,110	$92,110	4.5%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions. The following table provides information on how loans and leases were modified as TDRs during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Residential:
1-4 family	$398	$723	$1,160	$2,487	$4,768	$2,621	$56	$4,250	$160	$7,087
Permanent-NCLC	—	—	—	—	—	—	—	947	—	947
Construction	—	—	104	—	104	—	—	—	—	—
Consumer:
Home equity loans	891	—	249	179	1,319	1,396	—	1,278	161	2,835
Liquidating portfolio-home equity loans	35	—	—	—	35	54	—	507	—	561
Commercial:
Commercial non-mortgage	287	—	—	5,471	5,758	5,319	62	98	2,383	7,862
Asset-based loans		—	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	2,068	—	—	99	2,167	834	1	—	4,415	5,250
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—	719	719
Equipment Financing	142	—	—	—	142	—	—	—	—	—

TOTAL TDRs	$3,821	$723	$1,513	$8,236	$14,293	$10,224	$119	$7,080	$7,838	$25,261

(a)	Other includes covenant modifications, forbearance and/or other concessions.

	Six months ended June 30,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (a)	Total
Residential:
1-4 family	$1,030	$1,006	$3,564	$3,228	$8,828	$5,926	$2,706	$10,629	$1,503	$20,764
Permanent-NCLC	—	—	—	—	—	—	—	1,158	—	1,158
Construction	—	—	104	—	104	—	—	—	—	—
Consumer:
Home equity loans	955	107	887	323	2,272	3,736	—	3,043	347	7,126
Liquidating portfolio-home equity loans	35	—	—	—	35	517	—	672	—	1,189
Commercial:
Commercial non-mortgage	314	—	286	16,386	16,986	5,607	3,217	205	8,397	17,426
Asset-based loans	—	—	—	—	—	—	—	2,563	—	2,563
Commercial real estate:
Commercial real estate	2,068	—	245	99	2,412	17,029	5,997	309	17,830	41,165
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—	719	719
Equipment Financing	142	—	40	160	342	—	—	—	—	—

TOTAL TDRs	$4,544	$1,113	$5,126	$20,196	$30,979	$32,815	$11,920	$18,579	$28,796	$92,110

(a)	Other includes covenant modifications, forbearance and/or other concessions.

The Company’s loan and lease portfolio at June 30, 2012 included ten loans with an A Note/B Note structure, with a recorded investment of $35.9 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $14.0 million. TDR classification was removed from two A Notes totaling $14.0 million, as the borrowers have passed the minimum compliance with the modified terms requirements and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Seven of the ten A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.

The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	2	$441	3	$1,172
Permanent-NCLC	—	—	1	166
Construction	—	—	—	—
Consumer:
Home equity loans	2	535	7	314
Liquidating portfolio-home equity loans	—	—	2	111
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	3	849
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	4	$976	16	$2,612

	Six months ended June 30,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	2	$441	10	$2,556
Permanent-NCLC	—	—	1	166
Construction	—	—	—	—
Consumer:
Home equity loans	2	535	13	713
Liquidating portfolio-home equity loans	—	—	3	170
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	5	1,265
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	—	—	1	269
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—

TOTAL	4	$976	33	$5,139

The recorded investment in Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at June 30, 2012 and December 31, 2011, are as follows:

(In thousands)	At June 30, 2012	At December 31, 2011
(1) - (6) Pass	$44,106	$46,524
(7) Special Mention	12,674	4,622
(8) Substandard	174,624	220,899
(9) Doubtful	278	327
(10) Loss	—	—

Total	$231,682	$272,372

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

At June 30, 2012 and December 31, 2011, the recorded investment of Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure are as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011	At June 30, 2012	At December 31, 2011
(1) - (6) Pass	$2,361,073	$2,148,970	$2,256,750	$2,036,738	$369,027	$407,943
(7) Special Mention	47,671	32,578	78,166	58,238	11,259	15,416
(8) Substandard	167,109	208,555	223,368	296,478	37,369	51,445
(9) Doubtful	799	2,273	683	621	—	—
(10) Loss	—	—	—	—	—	—

Total	$2,576,652	$2,392,376	$2,558,967	$2,392,075	$417,655	$474,804

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

NOTE 4: Transfers of Financial Assets and Mortgage Servicing Rights

Transfers of Financial Assets

The Company sells financial assets in the normal course of business. The majority of the Company’s financial asset sales are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participation interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. See a further discussion of the representation and warranties in Note 18 – Commitments and Contingencies.

The net gain on the sale of loans of $3.6 million and $8.0 million for the three and six months ended June 30, 2012, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2011, respectively, is included as mortgage banking revenues in the Condensed Consolidated Statements of Operations. Included in the three and six months ended June 30, 2011 is a $0.8 million gain on a commercial loan sale.

Mortgage Servicing Rights

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are initially recognized at fair value. See a further discussion of fair value in Note 14 – Fair Value Measurements.

The Company serviced $1.9 billion of residential mortgage loans for others at June 30, 2012 and December 31, 2011. Loan servicing fees for others, net of mortgage servicing right amortization, was $0.5 million and $1.2 million for the three and six months ended June 30, 2012 as compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2011 and is included as a component of loan related fees in the Condensed Consolidated Statements of Operations.

NOTE 5: Goodwill and Other Intangible Assets

The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	At June 30, 2012	At December 31, 2011
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327

Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	12,754	15,238
Other (HSA Bank)	142	452

Other intangible assets	12,896	15,690

Total goodwill and other intangible assets	$542,783	$545,577

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	At June 30, 2012			At December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(36,666)	$12,754	$49,420	$(34,182)	$15,238
Other (HSA Bank)	4,699	(4,557)	142	4,699	(4,247)	452

Total	$54,119	$(41,223)	$12,896	$54,119	$(38,429)	$15,690

Amortization of intangible assets for the three and six months ended June 30, 2012 and 2011, totaled $1.4 million and $2.8 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years:

(In thousands)
Years ending December 31,
2012	$5,420
2013	4,919
2014	2,685
2015	1,523
2016	1,143

Webster tests its goodwill for impairment, at least, annually as of August 31st. There was no impairment indicated as a result of the Step 1 test performed at August 31, 2011, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values.

NOTE 6: Income Taxes

Unrecognized Tax Benefits

At June 30, 2012, Webster’s total amount of unrecognized tax benefits (“UTBs”) for uncertain tax positions, determined under the provisions of ASC Topic 740, “Income Taxes,” was $2.9 million. If recognized, $1.9 million of that amount would impact the effective tax rate. During the six months ended June 30, 2012, Webster’s UTBs decreased by $1.5 million, from $4.4 million at December 31, 2011, to $2.9 million at June 30, 2012. The $1.5 million net decrease is comprised of (i) $0.4 million of additions as a result of tax positions taken during the current year, (ii) $0.6 million of reductions as a result of tax positions taken during prior years, and (iii) $1.3 million of reductions relating to settlements with taxing authorities.

Additionally, Webster had accrued interest related to UTBs of $1.2 million at June 30, 2012, compared to $1.4 million at December 31, 2011. The Company has determined it is reasonably possible that its UTBs could decrease within the next 12 months by an amount in a range of $0.5 million to $1.3 million as a result of settlements with state taxing authorities and/or lapses in statute-of-limitation periods.

For more information on Webster’s income taxes, see Note 7 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, included in the Company’s 2011 Form 10-K.

NOTE 7: Deposits

A summary of deposits by type follows:

(In thousands)	At June 30, 2012	At December 31, 2011
Non-interest-bearing:
Demand	$2,611,297	$2,473,693
Interest-bearing:
Checking	1,659,240	1,551,105
Health savings accounts	1,203,836	1,027,415
Money market	1,934,137	2,021,056
Savings	3,850,549	3,748,121
Time deposits	2,714,868	2,834,635

Total interest bearing	11,362,630	11,182,332

Total deposits	$13,973,927	$13,656,025

Demand deposit overdrafts reclassified as loan balances	$1,643	$1,517

At June 30, 2012, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2012	$892,752
2013	1,078,173
2014	236,094
2015	318,017
2016	169,059
Thereafter	20,773

Total time deposits	$2,714,868

The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At June 30, 2012	At December 31, 2011
Interest-bearing checking obtained through brokers	$41,168	$33,632
Time deposits obtained through brokers	119,052	119,052

Total brokered deposits	$160,220	$152,684

NOTE 8: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At June 30, 2012	At December 31, 2011
Securities sold under agreements to repurchase:
Original maturity of one year or less	$321,378	$290,856
Callable at the option of the counterparty	300,000	400,000
Non-callable	450,000	250,850

	1,071,378	941,706
Other short-term borrowings:
Federal funds purchased	132,000	223,000

Total	$1,203,378	$1,164,706

At June 30, 2012 and December 31, 2011, repurchase agreements were used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction.

NOTE 9: Federal Home Loan Bank Advances

Advances payable to the Federal Home Loan Bank are summarized as follows:

	At June 30, 2012		At December 31, 2011
(In thousands)	Total Outstanding	Weighted Average Rate	Total Outstanding	Weighted Average Rate
Stated Maturity:
2012	$1,076,400	0.42%	$751,400	0.43%
2013	150,000	1.00	199,000	2.07
2016	145,934	1.80	145,934	1.80
2017-2032	156,671	1.47	155,470	1.58

	1,529,005	0.72%	1,251,804	0.99%

Unamortized premiums	97		805

Total advances	$1,529,102		$1,252,609

At June 30, 2012, Webster Bank had pledged loans with an aggregate carrying value of $4.0 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.9 billion. At December 31, 2011, Webster Bank had pledged loans with an aggregate carrying value of $3.9 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion. At June 30, 2012 and December 31, 2011, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 10: Long-Term Debt

Long-term debt consists of the following:

(In thousands)	Maturity date	Stated interest rate	At June 30, 2012	At December 31, 2011
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	102,579	177,480
Junior subordinated debt related to capital trusts:
Webster Capital Trust IV, fixed to floating-rate trust preferred securities (b)	2037	7.650%	136,070	136,070
Webster Statutory Trust I, floating-rate notes (c)	2033	3.418%	77,320	77,320

Total junior subordinated debt			213,390	213,390

Total notes and subordinated debt			465,969	540,870
Unamortized discount, net			(206)	(192)
Hedge accounting adjustments			7,165	11,911

Total long-term debt			$472,928	$552,589

(a)	The Bank completed the purchase of $74.9 million principal amount of subordinated fixed-rate notes on February 8, 2012 pursuant to a tender offer. The aggregate consideration for the notes accepted under the tender offer, including accrued and unpaid interest, of $77.8 million was paid from cash on hand.
(b)	Webster Financial Corporation completed the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012. The aggregate consideration for the securities, including accrued and unpaid interest, of $137.0 million was paid from cash on hand.
(c)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.418% at June 30, 2012 and 3.502% at December 31, 2011.

NOTE 11: Regulatory Matters

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

The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2012
Webster Financial Corporation
Total risk-based capital	$1,817,080	14.1%	$1,032,210	8.0%	$1,290,262	10.0%
Tier 1 capital	1,654,441	12.8	516,105	4.0	774,157	6.0
Tier 1 leverage capital ratio	1,654,441	8.9	745,151	4.0	931,439	5.0
Webster Bank, N.A.
Total risk-based capital	$1,659,409	12.9%	$1,029,655	8.0%	$1,287,069	10.0%
Tier 1 capital	1,497,991	11.6	514,827	4.0	772,241	6.0
Tier 1 leverage capital ratio	1,497,991	8.1	743,916	4.0	929,895	5.0

At December 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,766,468	14.6%	$967,017	8.0%	$1,208,772	10.0%
Tier 1 capital	1,577,991	13.1	483,509	4.0	725,263	6.0
Tier 1 leverage capital ratio	1,577,991	8.9	713,319	4.0	891,648	5.0
Webster Bank, N.A.
Total risk-based capital	$1,681,769	14.0%	$964,184	8.0%	$1,205,230	10.0%
Tier 1 capital	1,494,529	12.4	482,092	4.0	723,138	6.0
Tier 1 leverage capital ratio	1,494,529	8.4	711,572	4.0	889,466	5.0

Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fails to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. At December 31, 2011 Webster Bank was required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. On May 8, 2012, Webster Bank, N.A. was notified by the Office of the Comptroller of the Currency that the previously disclosed individual minimum capital ratios applicable to the Bank were terminated effective May 3, 2012.

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation during the six months ended June 30, 2012 and 2011 totaled $90.0 million and $50.0 million, respectively.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. However, $210.0 million in trust preferred securities issued by Webster Capital Trust IV have been included in the Tier 1 capital of Webster for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-

Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require Webster to deduct, over a three year period beginning on January 1, 2013, all trust preferred securities from Webster’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at June 30, 2012 would not affect Webster’s ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital. Webster Financial Corporation completed the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012.

NOTE 12: Earnings Per Common Share

The following table provides the calculation of basic and diluted earnings per common share from continuing and discontinued operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Earnings from continuing operations for basic and diluted earnings per common share:
Net income from continuing operations available to common shareholders	$40,625	$33,353	$78,948	$65,108
Less dividends declared or accrued:
Common shareholders	(8,742)	(4,351)	(13,099)	(5,222)
Participating shares	(44)	(26)	(64)	(27)

Total undistributed income available to common shareholders	31,839	28,976	65,785	59,859
Add dividends paid to common shareholders	8,742	4,351	13,099	5,222
Less income allocated to participating securities	(160)	(172)	(320)	(304)

Net income allocated to common shareholders	$40,421	$33,155	$78,564	$64,777

Earnings from discontinued operations for basic and diluted earnings per common share:

Net income from discontinued operations available to common shareholders	$—	$—	$—	$1,995

Shares:
Weighted average common shares outstanding - basic	87,291	86,986	87,254	86,940
Effect of dilutive securities:
Stock options and restricted stock	252	385	274	390
Warrants - Series A1 and A2	3,908	4,471	4,031	4,592
Warrants - other	92	342	110	446

Weighted average common shares outstanding - diluted	91,543	92,184	91,669	92,368

Earnings from continuing operations per common share:
Basic	$0.46	$0.38	$0.90	$0.75
Diluted	$0.44	$0.36	$0.86	$0.70
Earnings from discontinued operations per common share:
Basic	$—	$—	$—	$0.02
Diluted	$—	$—	$—	$0.02
Earnings per common share:
Basic	$0.46	$0.38	$0.90	$0.77
Diluted	$0.44	$0.36	$0.86	$0.72

Stock Options

Options to purchase 2.0 million shares for the three and six months ended June 30, 2012 and 1.9 million shares for the three and six months ended June 30, 2011, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.

Restricted Stock

Non-participating restricted stock awards of 149 thousand and 154 thousand shares for the three and six months ended June 30, 2012, respectively, and 11,730 and 15,585 for the three and six months ended June 30, 2011, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for the respective periods.

Series A Preferred Stock

Series A Preferred Stock represents potential issuable common stock of 1.1 million shares at June 30, 2012 and 2011. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011.

Warrants

Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock at June 30, 2012 and 2011. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three and six months ended June 30, 2012 and 2011. The initial exercise price of $10.00 increased to $11.50 for the A1 warrants on July 28, 2011 and for the A2 warrants on October 15, 2011. The exercise price will similarly increase to $13.00 for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of June 30, 2012, none of the A1 or A2 warrants have been exercised.

Other Warrants: Warrants originally issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represents 0.7 million and 1.0 million potential issuable shares of common stock at June 30, 2012 and 2011, respectively. The weighted average dilutive effect of these warrants was included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three and six months ended June 30, 2012 and 2011.

NOTE 13: Derivative Financial Instruments

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

Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps is marked through OCI and the OCI gain or loss at the time of debt issuance will be amortized into interest expense over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $12.3 million loss as of June 30, 2012.

Webster has two $25 million forward settle interest rate swap hedges outstanding as of June 30, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in May and June 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each $25 million swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on March 28, 2013, and maturing on March 28, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between December 28, 2012 and September 30, 2013.

Webster also has two $50 million forward settle interest rate swap hedges outstanding as of June 30, 2012, which were entered into in May 2011 to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of six-year debt. Each $50 million swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on September 5, 2012 and September 11, 2012, and maturing on June 5, 2018 and June 11, 2018, respectively. Cash settlement is expected to occur on the effective date and the forecasted six-year debt issuances are anticipated to occur between June 11, 2012 and December 11, 2012.

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

Previously terminated forward settle swap losses are recorded in OCI and are amortized into earnings over the respective term of the associated issued debt instrument. At June 30, 2012, the remaining unamortized loss on the termination of cash flow hedges was $30.8 million. Over the next twelve months the Company will reclassify $7.5 million from OCI as an increase to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2012 and 2011.

In addition, the Company has an interest accruing $100 million swap which became effective April 2010 and is designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to interest expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $1.1 million loss as of June 30, 2012.

Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months the Company estimates that $3.5 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

		At June 30, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(1,111)	1	$100,000	$(1,521)
Forward settle interest rate swap on anticipated debt	Other liabilities	4	150,000	(12,309)	4	200,000	(15,050)

The net impact on interest expense related to cash flow hedges for the three and six months ended June 30, 2012 and 2011 is presented below:

	Three months ended June 30,
	2012			2011
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$336	$1,139	$1,475	$388	$369	$757
Interest rate swaps on subordinated debt	—	(22)	(22)	—	(38)	(38)
Interest rate swaps repurchase agreement	—	830	830	—	156	156
Interest rate swaps on Trust Preferred Securities	—	(44)	(44)	—	(45)	(45)

Net impact on interest expense on borrowings	$336	$1,903	$2,239	$388	$442	$830

	Six months ended June 30,
	2012			2011
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$667	$2,278	$2,945	$770	$738	$1,508
Interest rate swaps on subordinated debt	—	(49)	(49)	—	(75)	(75)
Interest rate swaps repurchase agreement	—	1,299	1,299	—	156	156
Interest rate swaps on Trust Preferred Securities	—	(89)	(89)	—	(90)	(90)

Net impact on interest expense on borrowings	$667	$3,439	$4,106	$770	$729	$1,499

Fair Value Hedges of Interest Rate Risk

Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of June 30, 2012 and December 31, 2011.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At June 30, 2012, the remaining unamortized gain on the termination of fair value hedges was $7.3 million.

The net impact on interest expense related to fair value hedges for the three and six months ended June 30, 2012 and 2011 is presented in the table below:

	Three months ended June 30,
	2012				2011
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(800)	$(800)	$—	$—	$(800)	$(800)
Interest rate swaps on subordinated debt	—	—	(621)	(621)	—	—	(1,119)	(1,119)
Interest rate swaps on FHLB advances	—	—	—	—	—	—	(25)	(25)

Net impact on interest expense on borrowings	$—	$—	$(1,421)	$(1,421)	$—	$—	$(1,944)	$(1,944)

	Six months ended June 30,
	2012				2011
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(1,599)	$(1,599)	$—	$—	$(1,599)	$(1,599)
Interest rate swaps on subordinated debt	—	—	(3,220)	(3,220)	—	—	(2,239)	(2,239)
Interest rate swaps on FHLB advances	—	—	—	—	(61)	(144)	74	(131)

Net impact on interest expense on borrowings	$—	$—	$(4,819)	$(4,819)	$(61)	$(144)	$(3,764)	$(3,969)

Non-Hedge Accounting Derivatives / Non-designated Hedges

Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging.” Changes in the fair value of these instruments are recorded as a component of non-interest income in the Condensed Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At June 30, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	147	$741,923	$51,229	127	$615,773	$45,140
Commercial loan interest rate swaps with floors	Other assets	11	23,671	2,102	12	25,217	1,994
Commercial loan interest rate caps	Other liabilities	16	122,928	(98)	13	119,186	(160)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	140	726,470	(44,411)	119	595,542	(40,269)
Commercial loan interest rate swaps	Other liabilities	1	15,400	2	4	20,180	13
Commercial loan interest rate swaps with floors	Other liabilities	11	23,671	(1,738)	12	25,217	(1,597)
Commercial loan interest rate caps	Other liabilities	16	122,928	98	13	119,186	160

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows for three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012			2011
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(20)	$(20)	$—	$(17)	$(17)
Commercial loan interest rate derivatives, net	362	1,321	1,683	216	105	321
Fed funds futures contracts	—	61	61	—	(718)	(718)

Net impact on other non-interest income	$362	$1,362	$1,724	$216	$(630)	$(414)

	Six months ended June 30,
	2012			2011
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(472)	$(472)	$—	$(117)	$(117)
Commercial loan interest rate derivatives, net	677	2,100	2,777	423	266	689
Fed funds futures contracts	—	217	217	—	(837)	(837)

Net impact on other non-interest income	$677	$1,845	$2,522	$423	$(688)	$(265)

The weighted average rates paid and received for interest rate swaps outstanding at June 30, 2012 were as follows:

	Weighted-Average
	Interest Paid Coupon	Interest Received Coupon
Interest rate swaps:
Cash flow hedge interest rate swaps	1.85%	0.50%
Non-hedging interest rate swaps	1.41%	1.51%

The weighted average strike rates for interest rate caps and floors outstanding at June 30, 2012 were as follows:

Strike Rate
Non-hedging commercial loan interest rate caps	3.03%
Non-hedging commercial loan interest rate floors (embedded in interest rate swaps)	1.01

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2012, Webster continued to roll the futures contracts but reduced the notional amount to $400 million beginning with the September 2011 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is $0.5 million and is reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income impact as non-interest income on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2012, the Company recognized $61 thousand and $217 thousand, respectively, in mark to market gains. During the three and six months ended June 30, 2011, the Company recognized $718 thousand and $837 thousand, respectively, in mark to market losses.

Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2012, outstanding rate locks totaled approximately $194.9 million and the outstanding commitments to sell residential mortgage loans totaled approximately $225.6 million. Forward sales, which include mandatory forward commitments of approximately $220.0 million at June 30, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the Condensed Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.5 million and $0.2 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at June 30, 2012 and December 31, 2011.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has Master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the Master Agreement with each of its institutional derivative counterparties. The ISDA Master Agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master Agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $53.3 million at June 30, 2012. This credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each have a net unfavorable market value. In accordance with our CSA Agreements, approximately $57.0 million of collateral was pledged to those counterparties at June 30, 2012. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.

NOTE 14: Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in financial institutions and U.S. Treasury bills.

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

Due to the continued inactive market and illiquid nature of pooled trust preferred securities in the entire capital structure, an internal cash flow model is used to value these securities on a quarterly basis. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pool is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

Investments in Private Equity Funds

The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain of the funds are included at fair value based upon the net asset value of the respective fund. At June 30, 2012, investments in private equity funds consisted of $2.2 million recorded at fair value and $9.8 million at cost. These are private investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The investments in private equity funds included at fair value are classified within Level 3 of the fair value hierarchy. The investments in private equity funds that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $2.7 million in unfunded commitments remaining for its investments in private equity funds.

Investments Held in Rabbi Trust

The investments held in Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund. Therefore, investments held in Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, including them in the Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the Condensed Consolidated Statements of Operations. The cost basis of the investments held in the Rabbi Trust is $5.5 million at June 30, 2012.

Derivative Instruments

Derivative instruments are internally valued using observable inputs obtained from third parties. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement.

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

	At June 30, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,646,343	—	1,646,343	—
Corporate debt	114,562	—	114,562	—
Pooled trust preferred securities	28,822	—	—	28,822
Single issuer trust preferred securities	55,509	—	55,509	—
Equity securities	8,068	7,868	200	—
Mortgage-backed securities- GSE	930,085	—	930,085	—
CMBS	369,991	—	369,991	—

Total available for sale securities	3,153,580	8,068	3,116,690	28,822
Derivative instruments:
Interest rate swaps	53,330	—	53,330	—
Mortgage banking derivatives	1,502	—	1,502	—
Investments held in Rabbi Trust	5,470	5,470	—	—
Investments in private equity funds	2,154	—	—	2,154

Total financial assets held at fair value	$3,216,036	$13,538	$3,171,522	$30,976

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$59,568	$—	$59,568	$—
Fed Fund futures contracts (a)	541	541	—	—
Visa Swap	2	—	2	—

Total financial liabilities held at fair value	$60,111	$541	$59,570	$—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,940,242	—	1,940,242	—
Pooled trust preferred securities	28,998	—	—	28,998
Single issuer trust preferred securities	38,214	—	38,214	—
Equity securities	9,447	8,472	—	975
Mortgage-backed securities- GSE	527,310	—	527,310	—
CMBS	330,353	—	330,353	—

Total available for sale securities	2,874,764	8,672	2,836,119	29,973
Derivative instruments:
Interest rate swaps	47,134	—	47,134	—
Investments in private equity funds	2,841	—	—	2,841

Total financial assets held at fair value	$2,924,739	$8,672	$2,883,253	$32,814

Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$58,424	$—	$58,424	$—
Fed Fund futures contracts	1,365	—	1,365	—
Visa Swap	2	—	2	—

Total financial liabilities held at fair value	$59,791	$—	$59,791	$—

(a)	At the end of the period, Fed Fund futures contracts value was transferred from Level 2 to Level 1. These contracts are considered to be valued at Level 1 based upon quoted prices in active markets.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Level 3, beginning of period (a)	$32,062	$57,822	$32,814	$61,098
Transfers out of Level 3 (b)	—	—	(975)	—
Change in unrealized loss included in other comprehensive income	(434)	(1,241)	692	2,077
Unrealized gain (loss) included in net income	98	194	(622)	27
Realized loss on sale of available for sale securities	—	(2,369)	—	(3,343)
Purchases/capital calls	—	85	126	232
Sales/proceeds	—	(406)	—	(5,487)
Accretion/amortization	22	226	16	275
Calls/paydowns	(772)	(3,443)	(1,075)	(4,013)
Other	—	(240)	—	(238)

Level 3, end of period	$30,976	$50,628	$30,976	$50,628

(a)	The Company has investments in private equity funds included in Level 3 and has adjusted prior period balances to conform to the current period’s presentation. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with reporting requirements resulting from the adoption of ASU 2011-04 Fair Value Measurement (Topic 820) “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”.
(b)	As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At June 30, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Pooled trust preferred securities	$28,822	Discounted cash flow	Discount rate	6.63% - 11.16% (9.62%)
			Credit spread	413 - 866 bp (712 bp)

Discount rates are derived for each security depending on the original rating or a notched down rating based on management judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are published industry credit spreads and 30 year swap rate. When discount rates increase as a result of increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and therefore a decrease in fair value.

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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$27,822	Appraisals	Discount for dated appraisal	0% - 35%
			Discount for costs to sell	3% - 8%
		Direct Capitalization Method	Cap Rate	8.8% - 9.0%

Other Real Estate	$2,402	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	15% - 60%

Mortgage Servicing Rights	$9,332	Discounted cash flow	Prepayment speeds	4.0% - 24.3%
			Discount Rates	2.2% - 3.5%

Assets and Liabilities Disclosed at Fair Value

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash, Due from Banks, and Interest-bearing Deposits

The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns. Cash, Due from Banks, and Interest-bearing deposits are classified within Level 1 of the fair value hierarchy.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	At June 30, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$197,229	$197,229	$—	$—
Interest-bearing deposits	73,598	73,598	—	—
Securities available for sale	3,153,580	8,068	3,116,690	28,882
Securities held-to-maturity	3,076,226	—	3,234,656	—
Loans held for sale	89,228	—	—	89,228
Loans, net	11,341,240	—	—	11,409,439
Mortgage servicing assets (a)	10,284	—	—	11,163
Derivative instruments	53,330	—	53,330	—
Investments held in Rabbi Trust	5,470	5,470	—	—
Investments in private equity funds	11,957	—	—	11,957
Liabilities
Deposits other than time deposits	$11,259,059	$11,259,059	$—	$—
Time deposits	2,714,868	2,758,130	—	—
Securities sold under agreements to repurchase and other short-term borrowings	1,203,378	—	1,266,736	—
FHLB advances and other long-term debt (b)	2,002,030	—	1,989,915	—
Derivative instruments	60,111	—	60,111	—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$195,957	$195,957	$—	$—
Interest-bearing deposits	96,062	96,062	—	—
Securities available for sale	2,874,764	8,672	2,836,119	29,973
Securities held-to-maturity	2,973,727	—	3,130,546	—
Loans held for sale	57,391	—	—	57,391
Loans, net	10,991,917	—	—	11,097,390
Mortgage servicing assets (a)	7,831	—	—	9,968
Investments in private equity funds	12,343	—	—	12,343
Derivative instruments	47,134	—	47,134	—
Liabilities
Deposits other than time deposits	$10,821,390	$10,619,712	$—	$—
Time deposits	2,834,635	2,883,006	—	—
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	—	1,212,228	—
FHLB advances and other long-term debt (b)	1,805,198	—	1,789,506	—
Derivative instruments	59,791	—	59,791	—

(a)	The carrying amount of mortgage servicing assets is net of $1.3 million and $0.9 million reserves at June 30, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.
(b)	The carrying amount of FHLB advances and other long-term debt is net of $7.1 million and $12.5 million in hedge accounting adjustments and discounts at June 30, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost (income) for the three and six months ended June 30, as indicated:

	Three months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost	$(29)	$44	$—	$—	$—	$—
Interest cost	1,838	1,866	78	92	44	54
Expected return on plan assets	(2,513)	(2,549)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of net loss	1,465	675	15	8	25	15

Net periodic benefit cost recognized in net income	$761	$36	$93	$100	$87	$87

	Six months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost	$15	$88	$—	$—	$—	$—
Interest cost	3,653	3,731	158	184	88	108
Expected return on plan assets	(5,034)	(5,275)	—	—	—	—
Amortization of prior service cost	—	—	—	—	36	36
Amortization of net loss	3,052	1,337	35	16	51	31

Net periodic benefit cost (income) recognized in net income	$1,686	$(119)	$193	$200	$175	$175

The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

The Bank is also a sponsor of a multiple-employer plan, EIN/Pension Plan Number 13-5645888/333, (“the Fund”) administered by Pentegra for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. All benefit accruals were frozen as of September 1, 2004. According to the Fund’s administrators, as of July 1, 2011, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $5.9 million. Webster made $0.4 million and $0.8 million in contributions into the Fund for the three and six months ended June 30, 2012.

NOTE 16: Stock-Based Compensation Plans

Webster has established stock-based compensation plans that cover certain employees and directors, as the Company believes that such awards better align the interests of its employees with those of its shareholders. Shares for awards of restricted stock or the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares. The cost of the stock-based compensation plans is recognized based upon the grant-date fair value, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures, as a component of compensation and benefits reflected in non-interest expense. Stock-based compensation expense was $2.4 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, consisting of (1) stock options expense of $842.9 thousand and $223.0 thousand, respectively, and (2) restricted stock expense of $1.6 million for each period. Stock-based compensation expense was $4.2 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively, consisting of (1) stock options expense of $1.1 million and $380.8 thousand and (2) restricted stock expense of $3.1 million and $2.7 million, respectively.

Stock Options

The following table provides a summary of stock option activity under the plans for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of period	2,887,470	$29.29	2,513,327	$30.03
Options granted	—	—	398,616	23.81
Options exercised	12,321	12.85	32,874	12.85
Options forfeited or expired	54,864	34.03	58,784	34.26

Options outstanding, at end of period	2,820,285	$29.27	2,820,285	$29.27

Options exercisable, at end of period	2,202,578	$31.72	2,202,578	$31.72

Options expected to vest, at end of period	558,672	$20.26	558,672	$20.26

At June 30, 2012, total options outstanding included 2,528,249 non-qualified and 292,036 incentive stock options. As of June 30, 2012, there was $4.0 million of unrecognized compensation cost related to non-vested options expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2012	2011
Weighted-average assumptions:
Expected term (years)	6.6	6.5
Expected dividend yield	1.00%	1.00%
Expected forfeiture rate	9.00	9.00
Expected volatility	61.03	57.41
Risk-free interest rate	1.30	2.68

Fair value of option at grant date	$11.71	$12.74

Restricted Stock

The following tables summarize restricted stock activity, under the plans, for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012
	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted stock, at beginning of period	461,735	$20.99	141,175	$25.44
Granted	27,892	22.60	—	—
Vested	73,631	19.51	11,898	25.44
Forfeited	6,305	21.36	—	—

Restricted stock, at end of period	409,691	$21.36	129,277	$25.44

	Six months ended June 30, 2012
	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted stock, at beginning of period	384,385	$20.20	—	$—
Granted	184,079	22.41	149,479	25.44
Vested	149,940	19.57	20,202	25.44
Forfeited	8,833	21.72	—	—

Restricted stock, at end of period	409,691	$21.36	129,277	$25.44

For the three and six months ended June 30, 2012, there were 2,340 and 4,497 shares of time-based restricted stock, respectively, and for the six months ended June 30, 2012 there were 112,889 performance-based awards granted to senior management, of which all were granted during the first three months of 2012 . The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant. A portion of the shares vest dependent upon Webster’s ranking for total shareholder return versus the KBW Regional Banking Index and the remaining portion vest dependent on Webster’s return on equity over the three year vesting period. As of June 30, 2012, there was $11.6 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

NOTE 17: Business Segments

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

Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and six months ended June 30, 2012, 65.6% and 59.5% of the provision expense is specifically attributable to business segments and reported accordingly.

Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category.

Webster’s business segment results are intended to reflect each segment as if it were a stand-alone business. The following table presents the operating results and total assets for Webster’s reportable segments:

	Three months ended June 30, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$45,575	$58,894	$27,051	$8,379	$139,899	$4,479	$144,378
(Benefit) provision for loan and lease losses	(4,529)	580	7,489	(262)	3,278	1,722	5,000

Net interest income after provision for loan and lease losses	50,104	58,314	19,562	8,641	136,621	2,757	139,378
Non-interest income	7,281	22,257	4,157	7,280	40,975	6,378	47,353
Non-interest expense	24,916	67,215	18,862	10,720	121,713	5,466	127,179

Income from continuing operations before income taxes	32,469	13,356	4,857	5,201	55,883	3,669	59,552
Income tax expense	9,970	4,089	1,531	1,593	17,183	1,129	18,312

Income from continuing operations	22,499	9,267	3,326	3,608	38,700	2,540	41,240
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	22,499	9,267	3,326	3,608	38,700	2,540	41,240
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income attributable to Webster Financial Corporation	$22,499	$9,267	$3,326	$3,608	$38,700	$2,540	$41,240

	Three months ended June 30, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$41,657	$57,105	$27,022	$6,028	$131,812	$9,101	$140,913
Provision (benefit) for loan and lease losses	(9,116)	5,815	5,511	45	2,255	2,745	5,000

Net interest income after provision for loan and lease losses	50,773	51,290	21,511	5,983	129,557	6,356	135,913
Non-interest income	6,663	25,889	2,148	6,025	40,725	5,464	46,189
Non-interest expense	29,337	69,916	19,630	9,789	128,672	3,389	132,061

Income from continuing operations before income taxes	28,099	7,263	4,029	2,219	41,610	8,431	50,041
Income tax expense	8,748	2,315	1,261	697	13,021	2,836	15,857

Income from continuing operations	19,351	4,948	2,768	1,522	28,589	5,595	34,184
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	19,351	4,948	2,768	1,522	28,589	5,595	34,184
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income attributable to Webster Financial Corporation	$19,351	$4,948	$2,768	$1,522	$28,589	$5,595	$34,184

	Six months ended June 30, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$89,483	$115,619	$54,074	$16,298	$275,474	$12,272	$287,746
(Benefit) provision for loan and lease losses	(5,439)	2,144	8,994	(340)	5,359	3,641	9,000

Net interest income after provision for loan and lease losses	94,922	113,475	45,080	16,638	270,115	8,631	278,746
Non-interest income	14,174	44,194	9,879	14,414	82,661	8,678	91,339
Non-interest expense	49,727	135,733	37,246	22,282	244,988	10,004	254,992

Income from continuing operations before income taxes	59,369	21,936	17,713	8,770	107,788	7,305	115,093
Income tax expense	18,011	6,654	5,374	2,660	32,699	2,216	34,915

Income from continuing operations	41,358	15,282	12,339	6,110	75,089	5,089	80,178
Income from discontinued operations	—	—	—	—	—	—	—

Income before noncontrolling interests	41,358	15,282	12,339	6,110	75,089	5,089	80,178
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—

Net income attributable to Webster Financial Corporation	$41,358	$15,282	$12,339	$6,110	$75,089	$5,089	$80,178

	Six months ended June 30, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$81,299	$111,405	$54,270	$11,674	$258,648	$22,426	$281,074
Provision (benefit) for loan and lease losses	(7,241)	7,024	13,419	(234)	12,968	2,032	15,000

Net interest income after provision for loan and lease losses	88,540	104,381	40,851	11,908	245,680	20,394	266,074
Non-interest income	12,689	50,638	4,189	11,887	79,403	10,702	90,105
Non-interest expense	54,979	140,613	38,120	19,858	253,570	7,616	261,186

Income from continuing operations before income taxes	46,250	14,406	6,920	3,937	71,513	23,480	94,993
Income tax expense	13,742	4,280	2,056	1,170	21,248	6,977	28,225

Income from continuing operations	32,508	10,126	4,864	2,767	50,265	16,503	66,768
Income from discontinued operations	—	—	—	—	—	1,995	1,995

Income before noncontrolling interests	32,508	10,126	4,864	2,767	50,265	18,498	68,763
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)

Net income attributable to Webster Financial Corporation	$32,508	$10,126	$4,865	$2,767	$50,266	$18,498	$68,764

	Total Assets
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At June 30, 2012	$4,631,216	$1,571,089	$5,909,865	$264,882	$12,377,052	$7,052,697	$19,429,749

At December 31, 2011	$4,359,405	$1,546,457	$5,869,028	$245,554	$12,020,444	$6,693,896	$18,714,340

NOTE 18: Commitments and Contingencies

Lease Commitments. At June 30, 2012, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.1 million and $10.1 million and $5.2 and $10.2 million for the three and six months ended June 30, 2012 and 2011, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster is also entitled to rental income under various non-cancellable operating leases for properties owned. Rental income was $0.2 million and $0.5 million and $0.3 million and $0.6 million for the three and six months ended June 30, 2012 and 2011, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2011. See Webster’s 2011 Form 10-K for additional information regarding these commitments.

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

The following table summarizes the following outstanding financial instruments whose contract amounts represent credit risk at:

(In thousands)	At June 30, 2012	At December 31, 2011
Commitments to extend credit	$514,192	$318,001
Unfunded commitments under existing lines and loans	3,359,553	3,390,816
Standby letters of credit	154,762	159,930
Commercial letters of credit	4,153	3,087

Total financial instruments with off-balance sheet risk	$4,032,660	$3,871,834

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

The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$5,204	$9,093	$5,449	$9,378
Provision	259	—	259	—
Reserve release	—	(3,277)	(245)	(3,562)

Ending balance	$5,463	$5,816	$5,463	$5,816

Reserve for Loan Repurchases. In connection with the sale of mortgage loans, the Company enters into agreements containing representations and warranties about certain characteristics of the mortgage loans sold and the Company’s origination process. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the acquirer.

The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$2,318	$4,255	$2,269	$3,658
Provision	239	1,856	581	2,628
Loss on repurchased loans and settlements	(163)	(3,710)	(456)	(3,885)

Ending balance	$2,394	$2,401	$2,394	$2,401

The provision recorded at the time of loan sale is netted from mortgage banking activities and is included as a component of non-interest income, while any incremental provision, post loan sale, is recorded in other non-interest expense, in the accompanying Condensed Consolidated Statements of Operations.

Litigation Reserves. Webster is involved in routine legal proceedings occurring in the ordinary course of business and is subject to loss contingencies related to such litigation and claims arising there-from. Webster evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. These accruals are periodically reviewed and may be adjusted as circumstances change. Webster also estimates certain loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters.

Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of June 30, 2012 any reasonably possible losses in addition to amounts accrued are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

NOTE 19: Subsequent Event

On July 18, 2012, Webster Financial Corporation completed the redemption at par of all the outstanding $136.1 million outstanding principal amount of 7.65% fixed to floating-rate trust preferred securities. The aggregate consideration for the securities, including accrued and unpaid interest, was $137.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2011, included in its 2011 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012, or any future period.

Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for the periods ended June 30, 2012.

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

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, or the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

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

Recent Legislation

The following section should be read in conjunction with the Supervision and Regulation section in Webster’s 2011 Form 10-K.

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

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

RESULTS OF OPERATIONS

Summary of Performance

Webster’s income from continuing operations was $41.2 million for the three months ended June 30, 2012 as compared to $34.2 million for the three months ended June 30, 2011. Net income available to common shareholders was $40.6 million, or $0.44 per diluted share, for the three months ended June 30, 2012 as compared to $33.4 million, or $0.36 per diluted share, for the three months ended June 30, 2011. The $7.2 million increase in net income from the comparable period is significantly attributable to a reduction in interest expense on deposits and a $4.9 million overall reduction in total interest expense. The provision for loan and lease losses for the three months ended June 30, 2012 and 2011 was $5.0 million. Interest expense decreased $4.9 million as the cost of average liabilities declined from 0.89% for the three months ended June 30, 2011 to 0.71% for the three months ended June 30, 2012. This was partially offset by interest income which decreased $1.5 million, or 0.8%, to $174.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to a lower interest rate environment.

Net interest income increased $3.5 million, or 2.5%, to $144.4 million for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Average total interest earning assets increased by $1.2 billion, while the average yield declined by 33 basis points, and average total interest-bearing liabilities increased by $1.2 billion, while the average cost declined by 18 basis points for the three months ended June 30, 2012 as compared to the comparable period in 2011.

Non-interest income increased $1.2 million, or 2.5%, to $47.4 million for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011, primarily attributable to growth in mortgage banking activities offset somewhat by lower deposit service and loan related fees.

Non-interest expense decreased $4.9 million, or 3.7%, to $127.2 million for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011, which is reflective of a decrease in compensation and benefits, in addition to an increase on gain on sale of foreclosed and repossessed assets in 2012 as compared to write downs in 2011.

Webster’s income from continuing operations was $80.2 million for the six months ended June 30, 2012 as compared to $66.8 million for the six months ended June 30, 2011. Net income available to common shareholders was $78.9 million, or $0.86 per diluted share, for the six months ended June 30, 2012 as compared to $67.1 million, or $0.72 per diluted share, for the six months ended June 30, 2011. The $11.8 million increase in net income available to common shareholders from the comparable period is primarily attributable to a reduction in interest expense and provision for loan and lease losses. The provision for loan and lease losses for the six months ended June 30, 2012 was $9.0 million, a reduction of $6.0 million compared to $15.0 million for the six months ended June 30, 2011. Interest expense decreased $10.2 million as the cost of average liabilities declined from 0.90% for the six months ended June 30, 2011 to 0.72% for the six months ended June 30, 2012. This was partially offset by interest income which decreased $3.6 million, or 1.0%, to $348.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to a lower interest rate environment.

Net interest income increased $6.6 million, or 2.4% to $287.7 million for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Average total interest earning assets increased by $1.0 billion, while the average yield declined by 30 basis points, and average total interest-bearing liabilities increased by $1.0 billion, while the average cost declined by 18 basis points for the six months ended June 30, 2012 as compared to 2011.

Non-interest income increased $1.2 million, or 1.4%, to $91.3 million for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, due to growth in mortgage banking activities offset somewhat by lower deposit and loan related service fees.

Non-interest expense decreased $6.2 million, or 2.4%, to $255.0 million for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, which is reflective of the Company’s continued focus on expense control, in addition to an increase on gain on sale of foreclosed and repossessed assets in 2012 as compared to write downs in 2011.

Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2012	2011	2012	2011
Earnings
Net interest income	$144,378	$140,913	$287,746	$281,074
Provision for loan and lease losses	5,000	5,000	9,000	15,000
Total non-interest income	47,353	46,189	91,339	90,105
Total non-interest expense	127,179	132,061	254,992	261,186
Income from continuing operations	41,240	34,184	80,178	66,768
Income from discontinued operations, net of tax	—	—	—	1,995
Net loss attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Webster Financial Corporation	41,240	34,184	80,178	68,764
Net income available to common shareholders	40,625	33,353	78,948	67,102
Per Share Data
Net income from continuing operations per common share - diluted (a)	$0.44	$0.36	$0.86	$0.70
Net income available to common shareholders - diluted (a)	0.44	0.36	0.86	0.72
Dividends declared per common share	0.10	0.05	0.15	0.06
Book value per common share	21.66	20.57	21.66	20.57
Tangible book value per common share	15.53	14.38	15.53	14.38
Weighted-average common shares - diluted	91,543	92,184	91,669	92,368
Dividends declared per Series A preferred share	$21.25	$21.25	$42.50	$42.50
Dividends declared per subsidiary preferred share	—	0.2156	—	0.4312
Selected Ratios
Return on average assets (b)	0.86%	0.76%	0.84%	0.76%
Return on average shareholders' equity (b)	8.62	7.45	8.46	7.59
Net interest margin	3.32	3.48	3.34	3.47
Efficiency ratio	63.75	65.02	64.68	66.25
Tangible equity ratio	7.38	7.46	7.38	7.46
Tier 1 common equity to risk weighted assets	10.97	10.74	10.97	10.74

(a)	For the three and six months ended June 30, 2012 and 2011, the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

(b)	Annualized, based on net income before preferred dividend.

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

See the table below for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,		For the six months ended June 30,
Efficiency ratio	2012	2011	2012	2011
Non interest expense (GAAP)	$127,179	$132,061	$254,992	$261,186
Less: Foreclosed property (income) expense	(494)	1,504	(691)	2,073
Intangible assets amortization	1,397	1,397	2,794	2,794
Severance	727	1,060	727	1,060
Debt prepayment penalties	2,515	—	3,649	—
Write-down for expedited asset disposition	—	5,073	—	5,073
Warrant registration	—	350	—	350
Loan repurchase and unfunded commitment reserve benefit, net	—	(1,436)	—	(1,436)
Branch optimization	—	859	81	1,132
Litigation	—	194	—	486

Non interest expense (Non GAAP)	123,034	123,060	248,432	249,654

Net interest income (before provision) (GAAP)	144,378	140,913	287,746	281,074
FTE adjustment	3,813	3,823	7,531	7,688
Non interest income (GAAP)	47,353	46,189	91,339	90,105
Less: Net gain on securities	2,537	1,647	2,537	2,024

Non interest income (Non GAAP)	$193,007	$189,278	$384,079	$376,843

Efficiency ratio (Non GAAP)	63.75%	65.02%	64.68%	66.25%

	At and for the three months ended June 30,		At and for the six months ended June 30,
Tangible equity ratio:	2012	2011	2012	2011
Shareholders equity (GAAP)	$1,931,548	$1,838,731	$1,931,548	$1,838,731
Less: Non controlling interests (GAAP)	—	9,577	—	9,577
Less: Goodwill and other intangible assets (GAAP)	542,783	548,370	542,783	548,370
Add back: DTL related to other intangible assets (GAAP)	4,618	6,469	4,618	6,469

Tangible equity (Non GAAP)	1,393,383	1,287,253	1,393,383	1,287,253

Total Assets	19,429,749	17,802,881	19,429,749	17,802,881
Less: Goodwill and other intangible assets (GAAP)	542,783	548,370	542,783	548,370
Add back: DTL related to other intangible assets (GAAP)	4,618	6,469	4,618	6,469

Tangible assets (Non GAAP)	$18,891,584	$17,260,980	$18,891,584	$17,260,980

Tangible equity ratio (Non GAAP)	7.38%	7.46%	7.38%	7.46%

	At and for the three months ended June 30,		At and for the six months ended June 30,
Tangible book value per common share:	2012	2011	2012	2011
Shareholders equity (GAAP)	$1,931,548	$1,838,731	$1,931,548	$1,838,731
Less: Non controlling interests (GAAP)	—	9,577	—	9,577
Less: Preferred shares (GAAP)	28,939	28,939	28,939	28,939
Less: Goodwill and Other intangible assets (GAAP)	542,783	548,370	542,783	548,370
Add back: DTL related to other intangibles (GAAP)	4,618	6,469	4,618	6,469

Tangible common equity (Non - GAAP)	$1,364,444	$1,258,314	$1,364,444	$1,258,314
Common shares issued and outstanding	87,885	87,532	87,885	87,532

Tangible book value per common share (Non GAAP)	$15.53	$14.38	$15.53	$14.38

	At and for the three months ended June 30,		At and for the six months ended June 30,
Tier 1 common equity/ risk weighted assets:	2012	2011	2012	2011
Shareholders equity (GAAP)	$1,931,548	$1,838,731	$1,931,548	$1,838,731
Qualified non controlling interests	—	(9,577)	—	(9,577)
Accumulated other comprehensive income	43,878	3,997	43,878	3,997
Non-qualifying Goodwill and other intangible assets	(542,783)	(548,370)	(542,783)	(548,370)
Deferred tax liability (disallowed deferred tax asset) (regulatory)	12,058	(11,794)	12,058	(11,794)
Preferred equity	(28,939)	(28,939)	(28,939)	(28,939)

Tier 1 common equity (regulatory)	$1,415,762	$1,244,048	$1,415,762	$1,244,048

Risk-weighted assets (regulatory)	$12,902,621	$11,580,172	$12,902,621	$11,580,172

Tier 1 common equity/ risk weighted assets (Non GAAP)	10.97%	10.74%	10.97%	10.74%

Average balance sheet (average balances are daily averages) and net interest margin:

	Three months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,420,721	$121,379	4.23%	$10,991,890	$122,395	4.44%
Securities (b)	6,122,745	55,497	3.65	5,244,359	56,395	4.34
Federal Home Loan and Federal Reserve Bank stock	142,595	881	2.48	143,874	832	2.32
Interest-bearing deposits	67,480	32	0.19	212,172	123	0.23
Loans held for sale	68,362	657	3.85	14,814	177	4.78

Total interest-earning assets	17,821,903	178,446	4.00%	16,607,109	179,922	4.33%
Noninterest-earning assets	1,383,932			1,313,712

Total assets	$19,205,835			$17,920,821

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,554,873			$2,225,819
Savings, checking & money market deposits	8,676,206	$5,285	0.24%	8,675,135	$9,554	0.44%
Time deposits	2,732,024	9,817	1.45	3,122,527	12,287	1.58

Total deposits	13,963,103	15,102	0.43	14,023,481	21,841	0.62
Securities sold under agreements to repurchase and other short-term borrowings	1,210,234	5,360	1.75	891,344	3,777	1.68
Federal Home Loan Bank advances	1,447,347	4,426	1.21	403,223	3,295	3.23
Long-term debt	473,602	5,367	4.53	568,868	6,273	4.41

Total borrowings	3,131,183	15,153	1.92	1,863,435	13,345	2.85

Total interest-bearing liabilities	17,094,286	30,255	0.71%	15,886,916	35,186	0.89%
Noninterest-bearing liabilities	197,224			188,395

Total liabilities	17,291,510			16,075,311
Equity	1,914,325			1,845,510

Total liabilities and equity	$19,205,835			$17,920,821

Fully tax-equivalent net interest income		148,191			144,736
Less: tax equivalent adjustments		(3,813)			(3,823)

Net interest income		$144,378			$140,913

Interest-rate spread			3.29%			3.44%
Net interest margin (b)			3.32%			3.48%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $46.1 million and $47.5 million as of June 30, 2012 and 2011, respectively, are excluded from the average balance for rate calculations.

	Six months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,348,027	$242,120	4.25%	$11,025,481	$244,338	4.43%
Securities (b)	6,042,040	111,177	3.71	5,322,767	113,239	4.29
Federal Home Loan and Federal Reserve Bank stock	143,073	1,757	2.47	143,874	1,663	2.33
Interest-bearing deposits	72,457	62	0.17	137,156	157	0.23
Loans held for sale	60,034	1,155	3.85	25,792	599	4.64

Total interest-earning assets	17,665,631	356,271	4.03%	16,655,070	359,996	4.33%
Noninterest-earning assets	1,389,005			1,324,594

Total assets	$19,054,636			$17,979,664

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,495,035			$2,193,967
Savings, checking & money market deposits	8,652,127	$11,079	0.26%	8,659,127	$20,137	0.47%
Time deposits	2,771,113	20,079	1.46	3,116,638	24,473	1.58

Total deposits	13,918,275	31,158	0.45	13,969,732	44,610	0.64
Securities sold under agreements to repurchase and other short-term borrowings	1,188,392	9,794	1.63	942,745	7,339	1.55
Federal Home Loan Bank advances	1,353,782	8,990	1.31	478,474	6,650	2.76
Long-term debt	490,359	11,052	4.51	575,188	12,635	4.39

Total borrowings	3,032,533	29,836	1.95	1,996,407	26,624	2.66

Total interest-bearing liabilities	16,950,808	60,994	0.72%	15,966,139	71,234	0.90%
Noninterest-bearing liabilities	208,279			192,356

Total liabilities	17,159,087			16,158,495
Equity	1,895,549			1,821,169

Total liabilities and equity	$19,054,636			$17,979,664

Fully tax-equivalent net interest income		295,277			288,762
Less: tax equivalent adjustments		(7,531)			(7,688)

Net interest income		$287,746			$281,074

Interest-rate spread			3.31%			3.43%
Net interest margin (b)			3.34%			3.47%

(a)	On a fully tax-equivalent basis.
(b)	For purposes of this computation, net unrealized gains on available for sale securities of $40.9 million and $40.1 million as of June 30, 2012 and 2011, respectively, are excluded from the average balance for rate calculations.

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

	Three months ended June 30,			Six months ended June 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(5,774)	$4,758	$(1,016)	$(5,443)	$3,225	$(2,218)
Loans held for sale	(41)	521	480	(27)	583	556
Investment securities	(7,518)	6,588	(930)	(7,369)	5,463	(1,906)

Total interest income	$(13,333)	$11,867	$(1,466)	$(12,839)	$9,271	$(3,568)

Interest on interest-bearing liabilities:
Deposits	$(6,646)	$(93)	$(6,739)	$(13,287)	$(165)	$(13,452)
Borrowings	(5,270)	7,078	1,808	(3,589)	6,801	3,212

Total interest expense	(11,916)	6,985	(4,931)	(16,876)	6,636	(10,240)

Net change in net interest income	$(1,417)	$4,882	$3,465	$4,037	$2,635	$6,672

Net Interest Income

Net interest income totaled $144.4 million for the three months ended June 30, 2012 compared to $140.9 million for the three months ended June 30, 2011, an increase of $3.5 million. Average interest-earning assets were $1.2 billion higher, while average interest-bearing liabilities were $1.2 billion higher, at June 30, 2012 as compared to June 30, 2011. For the three months ended June 30, 2012, the yield on average interest-earning assets declined by 33 basis points, while the cost of average interest-bearing liabilities declined 18 basis points, compared to the same period in 2011. As a result of the greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, the net interest margin declined by 16 basis points to 3.32% for the three months ended June 30, 2012, from 3.48% for the three months ended June 30, 2011.

Net interest income totaled $287.7 million for the six months ended June 30, 2012 compared to $281.1 million for the six months ended June 30, 2011, an increase of $6.6 million. Average interest-earning assets were $1.0 billion higher, while average interest-bearing liabilities were $1.0 billion higher, at June 30, 2012 as compared to June 30, 2011. For the six months ended June 30, 2012, the yield on average interest-earning assets declined by 30 basis points, while the cost of average interest-bearing liabilities declined 18 basis points, compared to the same period in 2011. As a result of the greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, the net interest margin declined by 13 basis points to 3.34% for the six months ended June 30, 2012, from 3.47% for the six months ended June 30, 2011.

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

Interest Income

Interest income decreased $1.5 million, or 0.8%, to $174.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in the average yield of 33 basis points was due to a lower interest rate environment and was partially offset by an increase in average interest earning assets of $1.2 billion. The average loan portfolio, excluding loans held for sale, increased by $428.8 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Average securities increased by $878.3 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The 33 basis point decrease in the average yield earned on interest-earning assets for the three months ended June 30, 2012 to 4.00% compared to 4.33% for the three months ended June 30, 2011 is a result of a lower rate environment, the repayment of higher yielding loans, the origination of lower yielding loans, and the purchase of lower yielding securities.

Interest income decreased $3.6 million, or 1.0%, to $348.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in the average yield of 30 basis points was due to a lower interest rate environment and was partially offset by an increase in average interest earning assets of $1.0 billion. The average loan portfolio, excluding loans held for sale, increased by $322.5 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Average securities increased by $719.3 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The 30 basis point decrease in the average yield earned on interest-earning assets for the six months ended June 30, 2012 to 4.03% compared to 4.33% for the six months ended June 30, 2011 is a result of a lower rate environment, the repayment of higher yielding loans, the origination of lower yielding loans, and the purchase of lower yielding securities.

The loan portfolio yield decreased 21 and 18 basis points, respectively, to 4.23% and 4.25%, respectively, for the three and six months ended June 30, 2012 and comprised 64.2% of the average interest-earning assets at June 30, 2012, compared to the loan portfolio yield of 4.44% and 4.43%, respectively, which comprised 66.2% of the average interest-earning assets at June 30, 2011. Additionally, the yield on investment securities decreased 69 and 58 basis points, respectively, to 3.65% and 3.71%, respectively, for the three and six months ended June 30, 2012 and comprised 34.2% of average interest-earning assets at June 30, 2012, compared to the yield on investment securities of 4.34% and 4.29%, respectively, for the three and six months ended June 30, 2011 which comprised 32.0% of the average interest-earning assets at June 30, 2011. All other interest-earning assets comprised 1.6% and 1.8% of the average interest-earning assets at June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2012 decreased $4.9 million, or 14.0%, to $30.3 million as compared to the three months ended June 30, 2011. The cost of average interest-bearing liabilities was 0.71% for the three months ended June 30, 2012 a decrease of 18 basis points compared to 0.89% for the three months ended June 30, 2011. The decrease was primarily due to the decline in the cost of deposits to 0.43% for the three months ended June 30, 2012, from 0.62% for the three months ended June 30, 2011, and the cost of borrowings to 1.92% for the three months ended June 30, 2012, from 2.85% for the three months ended June 30, 2011.

Interest expense for the six months ended June 30, 2012 decreased $10.2 million, or 14.4%, to $61.0 million as compared to the six months ended June 30, 2011. The cost of average interest-bearing liabilities was 0.72% for the six months ended June 30, 2012 a decrease of 18 basis points compared to 0.90% for the six months ended June 30, 2011. The decrease was primarily due to the decline in the cost of deposits to 0.45% for the six months ended June 30, 2012, from 0.64% for the six months ended June 30, 2011, and the cost of borrowings to 1.95% for the six months ended June 30, 2012, from 2.66% for the six months ended June 30, 2011.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $5.0 million and $9.0 million for the three and six months ended June 30, 2012, respectively, there was no change between the three months ended June 30, 2012 and 2011, while there was a decrease of $6.0 million for the six months ended June 30, 2012 compared to $15.0 million for the six months ended June 30, 2011. The decrease in the provision is generally due to management’s evaluation of the level of inherent losses in Webster’s existing loan portfolio. For the three and six months ended June 30, 2012, total net charge-offs were $16.5 million and $43.7 million, respectively, compared to $21.7 million and $55.4 million, respectively, for the three and six months ended June 30, 2011.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At June 30, 2012, the allowance for loan and lease losses totaled $198.8 million or 1.72% of total loans and leases compared to $233.5 million or 2.08% of total loans and leases at December 31, 2011. See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income

Total non-interest income was $47.4 million and $91.3 million, respectively, for the three and six months ended June 30, 2012, an increase of $1.2 million from the comparable periods in 2011. The $1.2 million increase for the three and six months ended June 30, 2012 is primarily attributable to growth in mortgage banking activities offset partially by lower deposit service and loan related fees.

The following is a summary of non-interest income by major category for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(In thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Non-Interest Income:
Deposit service fees	$23,719	$26,095	$(2,376)	(9.1)%	$47,082	$51,435	$(4,353)	(8.5)%
Loan related fees	3,565	5,590	(2,025)	(36.2)	8,434	10,033	(1,599)	(15.9)
Wealth and investment services	7,249	7,454	(205)	(2.8)	14,470	14,176	294	2.1
Mortgage banking activities	3,624	1,234	2,390	193.7	8,007	2,487	5,520	222.0
Increase in cash surrender value of life insurance policies	2,561	2,576	(15)	(0.6)	5,078	5,109	(31)	(0.6)
Net loss on trading securities	—	—	—	—	—	(1,799)	1,799	100.0
Net gain on sale of investment securities	2,537	1,647	890	54.0	2,537	3,823	(1,286)	(33.6)
Other income	4,098	1,593	2,505	157.3	5,731	4,841	890	18.4

Total non-interest income	$47,353	$46,189	$1,164	2.5%	$91,339	$90,105	$1,234	1.4%

Deposit Service Fees. Deposit service fees were $23.7 million and $47.1 million for the three and six months ended June 30, 2012, respectively, a decrease of $2.4 million and $4.4 million from the comparable 2011 periods, primarily due to the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011.

Loan Related Fees. Loan related fees were $3.6 million and $8.4 million for the three and six months ended June 30, 2012, respectively, a decrease of $2.0 million and $1.6 million from the comparable 2011 periods, respectively, due to a decreased volume of prepayment fees and increased mortgage servicing right amortization.

Mortgage Banking Activities. Mortgage banking activities net revenue was $3.6 million and $8.0 million for the three and six months ended June 30, 2012, respectively, an increase of $2.4 million and $5.5 million from the comparable 2011 periods, due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets as well as a positive fair value adjustment on mortgage banking derivatives in the three and six months ended June 30, 2012 as compared to a negative fair value adjustment in the three and six months ended June 30, 2011.

Other. Other non-interest income was $4.1 million and $5.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.6 million and $4.8 million for the three and six months ended June 30, 2011, respectively. The increase of $2.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily due to an increase in positive fair value adjustments on treasury derivatives related to increased client swap activity. The $0.9 million increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is due to positive fair value adjustments on treasury derivatives related to increased client swap activity, partially offset by a net impairment loss of $0.2 million on the Company’s investments in private equity funds during the six months ended June 30, 2012, as compared to a net gain of $1.4 million for the six months ended June 30, 2011.

Non-Interest Expense

Total non-interest expense was $127.2 million and $255.0 million, respectively, for the three and six months ended June 30, 2012, a decrease of $4.9 million and $6.2 million from the comparable periods in 2011, which is reflective of the Company’s continued focus on expense control.

The following is a summary of non-interest expense by major category for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(In thousands)
Non-Interest Expense:
Compensation and benefits	$63,587	$65,592	$(2,005)	(3.1)%	$132,206	$132,604	$(398)	(0.3)%
Occupancy	12,578	12,856	(278)	(2.2)	25,460	27,591	(2,131)	(7.7)
Technology and equipment	16,021	15,134	887	5.9	31,603	30,526	1,077	3.5
Intangible assets amortization	1,397	1,397	—	—	2,794	2,794	—	—
Marketing	5,094	4,252	842	19.8	9,194	9,772	(578)	(5.9)
Professional and outside services	3,387	2,813	574	20.4	6,079	5,243	836	15.9
Deposit insurance	5,723	5,918	(195)	(3.3)	11,432	11,699	(267)	(2.3)
Litigation	—	194	(194)	(100.0)	—	486	(486)	(100.0)
Other expense	19,392	23,905	(4,513)	(18.9)	36,224	40,471	(4,247)	(10.5)

Total non-interest expense	$127,179	$132,061	$(4,882)	(3.7)%	$254,992	$261,186	$(6,194)	(2.4)%

Compensation and Benefits. Compensation and benefits expense was $63.6 million and $132.2 million for the three and six months ended June 30, 2012, respectively, a decrease of $2.0 million and $0.4 million from the comparable 2011 periods. The decrease is due to lower group insurance due to a decrease in the cost of claims, in addition to a decrease in 401k expense due to amendment to the Company 401(k) Plan which resulted in reduced Company matching contributions, as well as an increase in deferred compensation related to an increase in volume of loan originations.

Occupancy. Occupancy expense was $12.6 million and $25.5 million for the three and six months ended June 30, 2012, respectively, a decrease of $0.3 million and $2.1 million from the comparable 2011 periods, primarily due to the net reduction of 14 branches since the beginning of 2011.

Technology and Equipment. Technology and equipment expense was $16.0 million and $31.6 million for the three and six months ended June 30, 2012, respectively, an increase of $0.9 million and $1.1 million from the comparable 2011 periods, reflective of an increase in technology service contracts related to the Company’s data center co-location initiative (i.e. the migration of IT applications to third-party hosted data centers).

Other. Other non-interest expense was $19.4 million and $36.2 million for the three and six months ended June 30, 2012, respectively, a decrease of $4.5 million and $4.2 million from the comparable periods primarily attributable to an increase in gain on sale of foreclosed and repossessed assets in 2012 as compared to write downs to expedite the sale of OREO inventory in 2011, offset by $1.1 million in expense related to the Subordinated Notes Tender Offer and $2.5 million in prepayment penalties related to the prepayment of FHLB advances.

Income Taxes

During the three and six months ended June 30, 2012, Webster recognized income tax expense of $18.3 million and $34.9 million, respectively, applicable to the $59.6 million and $115.1 million, respectively, of pre-tax income from continuing operations. In the comparable 2011 periods, Webster recognized income tax expense of $15.9 million and $28.2 million, respectively, applicable to the $50.0 million and $95.0, respectively, million of pre-tax income from continuing operations.

The $18.3 million and $34.9 million of tax expense for the three and six months ended June 30, 2012, respectively, and the effective tax rates of 30.8% and 30.3%, respectively, reflect (i) the application of an estimated annual effective tax rate of 30.8% for the full year 2012 to the pre-tax income for the six months ended June 30, 2012; and (ii) the recognition of a $0.7 million state tax benefit ($0.5 million, net of U.S. effects) in the three months ended March 31, 2012 related to the resolution of uncertain tax positions in specific tax jurisdictions during the three months ended June 30, 2012.

In the comparable 2011 periods, the $15.9 million and $28.2 million of tax expense for the three and six months ended June 30, 2011, and the effective tax rates for those periods of 31.7% and 29.7%, respectively, reflect (i) the application of an estimated annual effective tax rate of 29.5% for the full year 2011 to the pre-tax income for the six months ended June 30, 2011; and (ii) the recognition of state tax benefits of $0.2 million, net of U.S. effects, for the six months ended June 30, 2011 ($0.9 million expense specific to the three months ended June 30, 2011 and $0.7 million benefit specific to the three months ended March 31, 2011).

The increase in the estimated annual effective tax rate from 29.5% in 2011 to 30.8% in 2012 is primarily due to the increase in estimated pre-tax income and the reduced benefit of tax-exempt income, relative to pre-tax income.

For more information on Webster’s income taxes, see Note 6 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report and Note 7 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, included in the Company’s 2011 Form 10-K.

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

Webster’s business segments results are intended to reflect each segment as if it were a stand-alone business. The following tables present the results for Webster’s business segments for the three and six months ended June 30, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net income:
Commercial Banking	$22,499	$19,351	$41,358	$32,508
Retail Banking	9,267	4,948	15,282	10,126
Consumer Finance	3,326	2,768	12,339	4,865
Other	3,608	1,522	6,110	2,767

Total Business Segments	38,700	28,589	75,089	50,266
Corporate and Reconciling	2,540	5,595	5,089	18,498

Net income attributable to Webster Financial Corporation	$41,240	$34,184	$80,178	$68,764

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

Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and six months ended June 30, 2012, 65.6% and 59.5% of the provision expense, respectively, is specifically attributable to business segments and reported accordingly. For the three and six months ended June 30, 2011, 45.1% and 86.5% of the provision expense, respectively, is specifically attributable to business segments and reported accordingly.

Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category.

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

Commercial Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$45,575	$41,657	$89,483	$81,299
Benefit for loan and lease losses	(4,529)	(9,116)	(5,439)	(7,241)

Net interest income after provision	50,104	50,773	94,922	88,540
Non-interest income	7,281	6,663	14,174	12,689
Non-interest expense	24,916	29,337	49,727	54,979

Income before income taxes	32,469	28,099	59,369	46,250
Income tax expense	9,970	8,748	18,011	13,742

Net income	$22,499	$19,351	$41,358	$32,508

	At June, 30, 2012	At December 31, 2011
Total assets	$4,631,216	$4,359,405

Total loans	4,545,903	4,289,354

Total deposits	2,161,346	2,396,990

Net interest income increased $3.9 million and $8.2 million in the three and six months ended June 30, 2012 from the comparable period in 2011. The increase is primarily due to wider loan spreads reflecting continuing lower cost of funds, greater loan volumes; greater FASB related deferred fees, and an increase in non-interest bearing deposit balances. The benefit for loan and lease losses decreased $4.6 million and $1.8 million for the three and six months ended June 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income increased $0.6 million and $1.5 million in the three and six months ended June 30, 2012 from the comparable period in 2011, due to increased revenues from interest rate management services. Non-interest expense decreased $4.4 million and $5.3 million in the three and six months ended June 30, 2012 from comparable period in 2011, as a result of lower foreclosure and repossessed asset expenses net of write-downs on foreclosed properties. Loans increased $256.5 million from December 31, 2011 primarily due to new originations. Total deposits decreased $235.6 million for the period ended June 30, 2012, compared to December 31, 2011 reflecting lower government and institutional banking deposit balances.

Retail Banking

Retail Banking serves consumers and small businesses primarily throughout southern New England and into Westchester County, New York, with a distribution network of 167 banking offices and 464 ATMs, and a full range of internet and mobile banking services. Retail Banking includes Webster’s branch network, Consumer deposits, Business and Professional Banking (“BPB), Webster Investment Services (“WIS”) and the Customer Care Center.

BPB offers credit and deposit-related products targeted to small businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers based in our branches.

WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At June 30, 2012, Webster had $2.2 billion of assets under administration in its strategic partnership with LPL compared to $2.0 billion at December 31, 2011. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Retail Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$58,894	$57,105	$115,619	$111,405
Provision for loan and lease losses	580	5,815	2,144	7,024

Net interest income after provision	58,314	51,290	113,475	104,381
Non-interest income	22,257	25,889	44,194	50,638
Non-interest expense	67,215	69,916	135,733	140,613

Income before income taxes	13,356	7,263	21,936	14,406
Income tax expense	4,089	2,315	6,654	4,280

Net income	$9,267	$4,948	$15,282	$10,126

	At June, 30, 2012	At December 31, 2011
Total assets	$1,571,089	$1,546,457

Total loans	921,335	886,481

Total deposits	10,163,981	10,009,640

Net interest income increased $1.8 million and $4.2 million in the three and six months ended June 30, 2012 from the comparable period in 2011. The increase is a result of improved deposit mix of higher percentage non-interest bearing deposits and reduced deposit costs. The provision for loan and lease losses decreased $5.2 million and $4.9 million for the three and six months ended June 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $3.6 million and $6.4 million in the three and six months ended June 30, 2012 from the comparable period in 2011. The decrease is attributable to a decline in debit card revenues associated with the Durbin amendment’s cap on interchange fees implemented during the fourth quarter of 2011. Non-interest expense decreased $2.7 million and $4.9 million in the three and six months ended June 30, 2012 from the comparable period in 2011. The decrease is primarily attributable to the net reduction of 14 branches since the beginning of 2011. Total loans increased $34.9 million for the period ended June 30, 2012, compared to December 31, 2011. The increase reflects growth in loan originations from both dedicated Business Bankers and the team of Branch Managers who have recently completed Webster’s Business Banking certification program. Total deposits increased $154.3 million for the period ended June 30, 2012 from December 31, 2011 primarily due to the growth in consumer and business core transaction balances.

Consumer Finance

Consumer Finance offers lending solutions for consumers primarily in southern New England and Westchester County, New York. Products include: residential mortgages, home equity loans and lines of credit, unsecured personal loans as well as credit card options.

Consumer Finance Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$27,051	$27,022	$54,074	$54,270
Provision for loan and lease losses	7,489	5,511	8,994	13,419

Net interest income after provision	19,562	21,511	45,080	40,851
Non-interest income	4,157	2,148	9,879	4,189
Non-interest expense	18,862	19,630	37,246	38,120

Income before income taxes	4,857	4,029	17,713	6,920
Income tax expense	1,531	1,261	5,374	2,056

Income before non-controlling interest	3,326	2,768	12,339	4,864
Non-controlling interest	—	—	—	(1)

Net income	$3,326	$2,768	$12,339	$4,865

	At June, 30, 2012	At December
Total assets	$5,909,865	$5,869,028

Total loans	5,743,810	5,727,829

Total deposits	42,250	37,115

Net income improved by $0.6 million and $7.5 million for the three and six months ended June 30, 2012, respectively, from the comparable period in 2011. During this period, net interest income increased $29 thousand for the three months ended June 30, 2012 and decreased $0.2 million for the six months ended June 30, 2012 from the comparable period in 2011. The decrease in net interest income for the six months ended June 30, 2012 is directly related to a slight decrease in loan spreads against a similar level of average earnings assets compared to the six months ended June 30, 2011. The provision for loan and lease losses increased $2.0 million for the three months ended June 30, 2012 and decreased $4.4 million for the six months ended June 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income increased $2.0 million and $5.7 million for the three and six months ended June 30, 2012, respectively, from the comparable period in 2011. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2011. This increased level of loan sales coupled with optimal pricing in the secondary markets resulted in significantly higher gains from loan sales. Non-interest expense decreased $0.8 million and $0.9 million for the three and six months ended June 30, 2012, respectively, from the comparable period in 2011 which is reflective of the Company’s continued focus on expense control. Total loans increased $16.0 million for the period ended June 30, 2012 compared to December 31, 2011, primarily due to a higher level of portfolio loan originations.

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

Other Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$8,379	$6,028	$16,298	$11,674
(Benefit) provision for loan and lease losses	(262)	45	(340)	(234)

Net interest income after provision	8,641	5,983	16,638	11,908
Non-interest income	7,280	6,025	14,414	11,887
Non-interest expense	10,720	9,789	22,282	19,858

Income before income taxes	5,201	2,219	8,770	3,937
Income tax expense	1,593	697	2,660	1,170

Net income	$3,608	$1,522	$6,110	$2,767

	At June, 30, 2012	At December 31, 2011
Total assets	$264,882	$245,554

Total loans	244,142	223,787

Total deposits	1,330,664	1,139,923

Net interest income increased $2.4 million and $4.6 million for the three and six months ended June 30, 2012, respectively, from the comparable period in 2011. Of this amount, deposit growth, account growth and pricing initiatives in HSA resulted in an increase of $2.0 million and $4.0 million for the three and six months ended June 30, 2012, respectively, while higher loan and deposit balances in Private Banking resulted in growth of $0.3 million and $0.6 million for the three and six months ended June 30, 2012. Non-interest income increased $1.3 million and $2.5 million for the three and six months ended June 30, 2012 from the comparable period in 2011. The increase in non-interest income is primarily due to HSA account growth and servicing fee pricing initiatives and, to a lesser extent, fees from increased Private Banking investment accounts and balances. Non-interest expense increased $0.9 million and $2.4 million for the three and six months ended June 30, 2012, respectively, from the comparable period in 2011. The increase in non-interest expense is primarily a result of higher compensation, as a result of doubling the ranks of private bankers, and processing costs primarily due to growth in deposits. Total deposits increased $190.7 million for the period ended June 30, 2012 compared to December 31, 2011, as a result of growth in both HSA and Private Banking. At June 30, 2012 there were approximately $1.9 billion of client assets under management and administration which is consistent with December 31, 2011.

Reconciliation of reportable segments’ net income to consolidated net income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net income from business segments before income taxes	$55,883	$41,610	$107,788	$71,513
Adjustments:
Corporate Treasury unit	1,031	4,579	(7,373)	7,046
Allocation of provision for loan and lease losses	(1,722)	(2,745)	(3,641)	(2,032)
Allocation of net interest income	5,018	8,027	21,749	22,835
Allocation of non-interest income	1,635	1,494	1,712	2,309
Allocation of non-interest expense	(2,293)	(2,924)	(5,142)	(6,678)

Total adjustments	3,669	8,431	7,305	23,480
Income from continuing operations before income taxes	59,552	50,041	115,093	94,993
Income tax expense	18,312	15,857	34,915	28,225

Income from continuing operations	41,240	34,184	80,178	66,768
Income from discontinued operations, net	—	—	—	1,995
Less: Net loss attributable to non-controlling interests	—	—	—	(1)

Net income attributable to Webster Financial Corporation	$41,240	$34,184	$80,178	$68,764

Financial Condition

Webster had total assets of $19.4 billion at June 30, 2012 and $18.7 billion at December 31, 2011, an increase of $0.7 billion, or 3.8%, primarily due to the increase in loans driven by strong levels of loan originations. In addition, the Company utilized deposit growth to increase its holdings in short-duration agency mortgage-backed securities (“MBS”).

Total loans and leases, net, of $11.3 billion, with allowance for loan and lease losses of $0.2 billion at June 30, 2012 increased $349.3 million when compared to total loans and leases, net of $11.0 billion, with allowance for loan and lease losses of $0.2 billion at December 31, 2011. Total deposits of $14.0 billion at June 30, 2012 increased $317.9 million when compared to total deposits of $13.7 billion at December 31, 2011. Non-interest-bearing deposits increased 5.6% and interest-bearing deposits increased 1.6% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. Webster’s loan-to-deposit ratio was 82.6% at June 30, 2012, compared to 82.2% at December 31, 2011.

At June 30, 2012, total equity of $1.9 billion increased $85.8 million when compared to total equity of $1.8 billion at December 31, 2011. Changes in equity for the six months ended June 30, 2012 consisted of increases for net income of $80.2 million and $16.3 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $13.1 million of dividends to common shareholders and $1.2 million of dividends to preferred shareholders. The quarterly cash dividend to common shareholders increased to $0.10 per common share on April 23, 2012 from $0.05 per common share since April 26, 2011. At June 30, 2012, the tangible equity ratio was 7.38% compared to 7.18% at December 31, 2011. See Note 11-Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio

Webster Bank may acquire and hold various types of investment securities in accordance with the guidelines of applicable federal regulations and its internal corporate investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including MBS and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and, subject to restrictions applicable to federally charted institutions, equity securities. The investment securities portfolio is managed within the regulatory guidelines and corporate policy, which includes limitations on aspects such as concentrations in and type of investment and investment grade, to manage risks associated with investing in securities. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency (“OCC”) may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern. In anticipation of pending legislation, as a result of the Dodd-Frank Act, the Company has ceased use of trading securities in its investment securities portfolio.

Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At June 30, 2012, Webster Bank’s portfolio consisted primarily of agency CMOs, MBS and municipal securities in held-to-maturity and agency CMOs, MBS and CMBS in available for sale. Webster and Webster Bank’s combined investment securities portfolio totaled $6.2 billion at June 30, 2012 compared to $5.8 billion at December 31, 2011, an increase of $0.4 billion. The available for sale securities portfolio increased by $0.3 billion, primarily due to new purchases of Agency MBS and CMBS, while the held-to-maturity portfolio increased by $0.1 billion, primarily due to the purchases of longer duration Agency MBS. On a tax-equivalent basis, the yield in the securities portfolio for the six months ended June 30, 2012 and 2011 was 3.71% and 4.29%, respectively.

During 2012, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about the European debt crisis and slowing momentum in the U.S. economy pushed market yields lower during the six months ended June 30, 2012. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Overall, these developments were generally positive for the investment securities portfolio.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, is presented below:

	At June 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,617,938	28,974	(569)	1,646,343	—	—	1,646,343
Corporate debt	112,427	2,165	(30)	114,562	—	—	114,562
Pooled trust preferred securities (a)	51,738	—	(22,916)	28,822	—	—	28,822
Single issuer trust preferred securities	66,331	—	(10,822)	55,509	—	—	55,509
Equity securities-financial institutions (b)	6,232	1,856	(20)	8,068	—	—	8,068
Mortgage-backed securities (“MBS”) - GSE	906,851	24,054	(820)	930,085	—	—	930,085
Commercial mortgage-backed securities (“CMBS”)	345,183	31,385	(6,577)	369,991	—	—	369,991

Total available for sale	$3,106,900	$88,434	$(41,754)	$3,153,580	$—	$—	$3,153,580

Held-to-maturity:
Municipal bonds and notes	$622,703	$—	$—	$622,703	$33,636	$(148)	$656,191
Agency CMOs - GSE	631,162	—	—	631,162	21,056	—	652,218
MBS - GSE	1,638,235	—	—	1,638,235	93,544	(1,565)	1,730,214
CMBS	165,146	—	—	165,146	11,377	—	176,523
Private Label MBS	18,980	—	—	18,980	530	—	19,510

Total held-to-maturity	$3,076,226	$—	$—	$3,076,226	$160,143	$(1,713)	$3,234,656

Total investment securities	$6,183,126	$88,434	$(41,754)	$6,229,806	$160,143	$(1,713)	$6,388,236

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at June 30, 2012.
(b)	Amortized cost is net of $21.3 million of other-than-temporary impairments at June 30, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
MBS - GSE	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353

Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764

Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency CMOs - GSE	733,889	—	—	733,889	20,555	—	754,444
MBS - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462

Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.
(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.

During the three and six months ended June 30, 2012, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $0.7 billion in investment securities that are in an unrealized loss position at June 30, 2012. Approximately $0.6 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $0.1 billion, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $43.5 million at June 30, 2012. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At June 30, 2012, one available for sale investment security valued at $2.7 million was placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2-Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13-Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Loan and Lease Portfolio

The table below provides the Company’s loan and lease portfolio composition for the following periods:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,235,690	28.0	$3,163,465	28.2
Permanent NCLC	20,165	0.2	21,265	0.2
Construction	39,165	0.3	29,083	0.3
Liquidating construction	1	0.0	1	0.0

Total residential	3,295,021	28.5	3,213,814	28.7

Consumer:
Home equity loans	2,507,974	21.7	2,554,879	22.8
Liquidating portfolio	136,306	1.2	147,553	1.3
Other consumer	39,203	0.3	37,506	0.3

Total consumer loans	2,683,483	23.2	2,739,938	24.4

Commercial:
Commercial non-mortgage	2,076,772	18.0	1,939,629	17.3
Asset-based loans	500,338	4.3	454,078	4.0

Total commercial loans	2,577,110	22.3	2,393,707	21.3

Commercial real estate:
Commercial real estate	2,407,052	20.9	2,274,110	20.3
Commercial construction	114,306	1.0	73,769	0.6
Residential development	33,070	0.3	39,765	0.3

Total commercial real estate	2,554,428	22.2	2,387,644	21.2

Equipment financing loans and leases	413,274	3.6	469,679	4.2

Net unamortized premiums	7,046	0.1	8,132	0.1
Net deferred costs	9,635	0.1	12,490	0.1

Total loans	11,539,997	100.0	11,225,404	100.0

Less: allowance for loan and lease losses	(198,757)		(233,487)

Loans and leases, net	$11,341,240		$10,991,917

(a)	Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Consolidated Financial Statements.

Total residential loans were $3.3 billion at June 30, 2012, an increase of $81.2 million from December 31, 2011. The growth in the residential portfolio reflects a continued focus on jumbo mortgage lending. Jumbo mortgages represent 39.8% of the residential mortgage portfolio at June 30, 2012 and jumbo mortgage originations were approximately 49.4% of the total residential loan originations for the six months ended June 30, 2012.

Total consumer loans were $2.7 billion at June 30, 2012, a decrease of $56.5 million from December 31, 2011. The decrease is primarily due to loan repayments and lower originations in the continuing portfolio and a reduction of $11.2 million in the liquidating consumer portfolio as a result of charge offs taken during the six months ended June 30, 2012.

Total commercial loans were $2.6 billion at June 30, 2012, an increase of $183.4 million from December 31, 2011. The growth in commercial loans reflects the impact of funding new originations of $578.5 million in commercial non-mortgage for the six months ended June 30, 2012. Commercial non-mortgage consists of middle market, small business and industry segment banking. Asset-based loans increased $46.3 million from December 31, 2011, reflective of $89.3 million in originations for the six months ended June 30, 2012.

Commercial Real Estate loans were $2.6 billion at June 30, 2012, an increase of $166.8 million from December 31, 2011 as a result of the impact of funding new originations of $411.8 million during the six months ended June 30, 2012.

Equipment Finance loans and leases were $413.3 million at June 30, 2012 a decrease of $56.4 million from December 31, 2011. The decrease primarily reflects pay downs and payoffs from non-core regions.

Commercial Loans with Interest Reserves

At June 30, 2012 and December 31, 2011, there were twelve and six construction-related loans, respectively, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $134.9 million and $67.4 million, and the loans had outstanding balances of $36.1 million and $14.9 million at June 30, 2012 and December 31, 2011, respectively. Contractually committed interest reserves for this loan type totaled $6.0 million and $2.2 million at June 30, 2012 and December 31, 2011, respectively. Interest income $0.3 and $0.5 million was recognized during the three and six months ended June 30, 2012, respectively. The twelve loans are performing under the original terms as of June 30, 2012

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At June 30, 2012 and December 31, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Quality

Webster’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan and lease losses (“ALLL”). See “Allowance for Loan and Lease Losses” contained elsewhere within this section for further information concerning ALLL policy.

Asset Quality Ratios for the following periods:

	At June 30, 2012		At December 31, 2011
Asset Quality Ratios:
Non-accrual and restructured loans as a percentage of total loans and leases	1.47%		1.68%
Non-performing assets as a percentage of:
Total assets	0.89		1.03
Total loans and leases plus foreclosed property	1.50		1.72
Net charge-offs as a percentage of average loans and leases (1)	0.77		1.00
Allowance for loan and lease losses as a percentage of total loans and leases	1.72		2.08
Allowance for loan and lease losses to:
Net charge-offs (1)	2.27	x	2.11	x
Non-accrual and non-accrual restructured loans and leases	1.17		1.24

(1)	Calculated based on year to date net charge offs, annualized

A summary of net charge-offs to average outstanding loans by category follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net charge-offs
Residential	0.46%	0.36%	0.41%	0.39%
Consumer	1.27	1.80	1.22	1.87
Commercial	0.64	0.73	1.39	1.25
Commercial real estate	0.16	0.61	0.47	0.97
Equipment financing	(0.88)	(0.75)	(1.20)	(0.46)

Total net charge-offs to total average loans and leases	0.58%	0.79%	0.77%	1.00%

(1)	Calculated based on quarter to date and year to date net charge offs, annualized

Non-performing Assets

The following table details non-performing assets for the periods presented:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$72,017	2.23	$76,249	2.41
Permanent NCLC	4,156	20.61	4,584	21.56
Construction	1,163	2.97	1,219	4.19
Liquidating portfolio - NCLC	—	—	—	—

Total residential	77,336	2.35	82,052	2.55

Consumer:
Home equity loans	22,551	0.90	24,943	0.98
Liquidating portfolio - home equity loans	4,460	3.27	5,091	3.45
Other consumer	65	0.17	116	0.31

Total consumer	27,076	1.01	30,150	1.10

Commercial:
Commercial non-mortgage	29,271	1.41	27,884	1.44
Asset-based loans	262	0.05	1,880	0.41

Total commercial	29,533	1.15	29,764	1.24

Commercial real estate:
Commercial real estate	23,408	0.97	32,197	1.42
Commercial construction	49	0.04	—	—
Residential development	5,982	18.09	6,762	17.01

Total commercial real estate	29,439	1.15	38,959	1.63

Equipment financing loans and leases	5,862	1.42	7,154	1.52

Total non-performing loans and leases (3)	$169,246	1.47	$188,079	1.68

Foreclosed and repossessed assets:
Residential and consumer	2,737		2,752
NCLC/Consumer	—		132
Commercial	1,638		2,084

Total foreclosed and repossessed assets	$4,375		$4,968

Total non-performing assets	$173,621		$193,047

(1)	Balances exclude the impact of net deferred costs and unamortized premiums.
(2)	Represent the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.
(3)	Includes non-accrual restructured loans and leases of $87.3 million and $76.7 million at June 30, 2012 and December 31, 2011, respectively.

It is Webster’s policy that residential and consumer loans 90 or more days past due are placed on non-accrual status and commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing. .

Interest on non-accrual loans at June 30, 2012 and 2011, that would have been recorded as additional interest income for the three and six months ended June 30, 2012 and 2011 had the loans been current in accordance with their original terms approximated $3.8 million and $7.2 million and $4.6 million and $9.8 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for information on the policy for non-accrual loans.

Impaired Loans and Leases

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, primarily residential and consumer, and on an individual loan basis depending on risk rating, accrual status and loan size for other loans, primarily residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings (“TDRs”) are evaluated individually for impairment.

At June 30, 2012, there were 1,234 impaired loans and leases with a recorded investment balance of $414.6 million which included loans and leases of $307.1 million with an impairment allowance of $33.1 million. There were loans and leases of $337.4 million measured using the present value of expected cash flows and $77.2 million measured using the fair value of associated collateral. Approximately 34.0% of the $77.2 million of the collateral dependent loans at June 30, 2012 relied on current third party appraisals to assist in measuring impairment. At December 31, 2011, there were 1,271 impaired loans and leases with a recorded investment balance of $495.3 million which included loans and leases of $338.9 million with an impairment allowance of $46.6 million, There were loans and leases of $404.2 million measured using the present value of expected cash flows and $91.1 million measured using the fair value of associated collateral. Approximately 48.4% of the $91.1 million of the collateral dependent loans at December 31, 2011 relied on current third party appraisals to assist in measuring impairment.

Specific valuation allowances are not necessary for certain impaired loans as a result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amounts that reduced the book value of the loan to an amount equal to or below the fair value of the collateral. General economic conditions influencing cash flow expectations and real estate appraisals impacting fair value of collateral associated with this loan population has remained stable during the period. In addition, there were a number of note payoffs which reduced both the impaired loan balance and specific valuation allowances.

To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and potentially further for historical experience with foreclosed real estate and repossessed asset sales to determine the estimated fair value of the collateral. Fair value is then compared to the loan balance. Any fair value shortfall is charged against the allowance for loan and lease losses. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation may be used when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. Webster’s aims to obtain an appraisal as close to the foreclosure date as possible to ensure compliance with court guidelines, which generally require appraisals not more than 30-90 days old. Appraisals are performed by independent, licensed appraisers. A licensed in-house appraisal officer or qualified reviewer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice reviews and reports to the risk department the appraisals when there is significant decline in property value, for foreclosed properties, for loans greater than 180 days past due and for loans over a threshold of $4 million for commercial loans and $0.4 million for residential and consumer loans. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral. Subsequent to an appraisal, it may come to management’s attention that the value has declined further. In cases where this information is deemed reliable, a further impairment is recorded to reflect the reduction, thereby increasing the allowance for loan and lease losses.

Troubled Debt Restructurings

A modified loan is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications by dollar amount include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is handled by the Company’s Restructuring and Recovery group for resolution, which may result in liquidation or foreclosure.

The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit risk at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

The following tables provide detail of TDR balance and activity for the periods presented:

(In thousands)	At June 30, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$315,530	$367,344
Non-accrual status	87,583	76,968

Total recorded investment	$403,113	$444,312

Accruing TDRs performing under modified terms more than one year	88.2%	76.0%
TDR specific reserves included in the balance of allowance for loan losses	$32,630	$44,847
Additional funds committed to borrowers in TDR status (a)	7,159	7,872

(a)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
TDRs, beginning of period	$410,550	$495,152	$444,312	$450,151
New TDR status	14,523	23,058	30,200	87,828
Paydowns/draws on existing TDRs, net	(13,829)	(36,327)	(25,904)	(50,909)
Charge-offs post modification	(4,513)	(2,916)	(23,541)	(7,205)
Loan sales	—	—	(7,730)	—
Other reductions (b)	(3,618)	(213)	(14,224)	(1,111)

TDRs, end of period	$403,113	$478,754	$403,113	$478,754

(a)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
(b)	Other reductions include change in TDR status (removal of $3.6 million and $14.0 million A Note structures from TDR status in the three and six months ended June 30, 2012, respectively) and transfers to OREO.

The increase in charge offs during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily due to one large commercial credit which was modified in 2011. See Note 3-Loans and Leases in the Notes to Condensed Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans

The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)
Residential
1-4 family	$26,677	0.82	$22,895	0.72
Permanent NCLC	289	1.43	1,183	5.56
Construction	—	—	283	0.97
Liquidating NCLC	—	—	—	—
Consumer
Home equity loans	21,571	0.86	20,394	0.80
Liquidating portfolio-home equity loans	4,377	3.21	4,538	3.08
Other consumer	592	1.51	453	1.21
Commercial:
Commercial non-mortgage	6,479	0.31	4,619	0.24
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	3,152	0.13	1,766	0.08
Residential development	—	—	—	—
Equipment financing loans and leases	1,665	0.40	4,800	1.02

Total loans and leases past due 30-89 days	$64,802	0.56	$60,931	0.54

Past due 90 days or more and accruing:
Continuing portfolio
Commercial non-mortgage	$1,074	0.05	$161	0.01
Commercial real estate	—	—	428	0.02
Residential development	—	—	135	0.34

Total loans past due 90 days and still accruing	$1,074		$724

Total over 30-day delinquent loans	$65,876		$61,655

(1)	Other past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.
(2)	Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Allowance for Loan and Lease Losses Methodology

The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Webster’s Credit Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management.

Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of June 30, 2012, actual results may prove different and the differences could be significant.

Webster’s methodology for assessing the appropriateness of the ALLL includes several key elements. The problem loans analyzed and specifically reserved for are identified and segregated from the portfolio. The remaining loans are segmented into pools that are similar in type and risk characteristic. Historic portfolio performance data is collected over time and analyzed to support the segmentation, and to use in the loss estimation process. This data includes risk ratings, historic delinquency, default, and non-accrual data and loss trend information.

Probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and specific allowances for impaired loans. The formula allowances are calculated by applying loss factors to the loan pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans affect the calculation of the allowances. Loss factors are based on Webster’s default and loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following is considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, and current market conditions.

The ALLL incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of risk not captured in quantitative modeling and methodologies including, for example; imprecision in loss estimate methodologies, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, uncertainty associated with industry trends, the economy and other external factors.

The table below provides, as of the dates indicated, an allocation of the allowance for loan and lease losses by loan type; however, allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

(In thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Residential	$32,063	$34,565	$28,476
Consumer	62,237	67,785	82,369
Commercial	48,768	60,681	65,842
Commercial real estate	36,506	45,013	66,286
Equipment financing	5,433	8,943	18,270
Unallocated	13,750	16,500	20,000

Total	$198,757	$233,487	$281,243

At June 30, 2012, the allowance for loan and lease losses was $198.8 million, or 1.72% of the total loan portfolio, and 117.4% of total non-performing loans and leases. This compares with an allowance of $233.5 million or 2.08% of the total loan portfolio, and 124.0% of total non-performing loans and leases at December 31, 2011. Net charge-offs for the three and six months ended June 30, 2012 were $16.5 million and $43.7 million respectively and consisted of $3.8 million and $6.8 million, respectively, in net charges for residential loans, $8.6 million and $16.6 million, respectively, for consumer loans, $4.0 million and $17.2 million, respectively for commercial loans, $1.0 million and $5.8 million, respectively, for commercial real estate loans and net recoveries of $(0.9) million and $(2.7) million, respectively, for equipment financing loans. Net charge-offs decreased by $5.2 million and $12.7 million, respectively, during the three and six months ended June 30, 2012 when compared to charge-offs of $21.7 million and $56.4 million, respectively, for the three and six months ended June 30, 2011. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the three and six months ended June 30, 2012. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio and economic conditions across all lines of business, effectively reducing probable losses.

The reserve associated with loans individually evaluated for impairment ALLL balance decreased at June 30, 2012 when compared to December 31, 2011 and June 30, 2011. The reduction in the reserve is primarily due to a decrease in the balance of impaired loans primarily due to note payoffs and improving risk rating profile of the portfolio, coupled with trends in charge-offs, forecasts of probable losses and a stronger sense of stability in the region indicate the Company’s reserve levels are sufficient.

As of June 30, 2012, the reserve allocated to the residential loan portfolio decreased $2.5 million compared to December 31, 2011 and increased $3.6 million compared to June 30, 2011. The decrease from December 31, 2011 is due to a decrease in non-performing loans as a result of the transfer of non-performing loans to held for sale during the three months ended June 30, 2012 as well as a slight decrease in the twelve month loss projection, partially offset by an increase in the residential loan portfolio. The increase from June 30, 2011 is due to an increase in the projected range of loss primarily due to continued high unemployment and weak real estate prices.

The reserve allocated to the consumer portfolio at June 30, 2012 decreased $5.5 million from December 31, 2011 and decreased $20.1 million from June 30, 2011. The decrease from December 31, 2011 and June 30, 2011 is due to reduced levels of delinquencies, non-accruals and charge-offs, partially offset by an increase in the environmental factor applied to the portfolio related to junior lien home equity loans where the Company does not hold the first mortgage.

The reserve allocated to the commercial loan portfolio at June 30, 2012 decreased $11.9 million from December 31, 2011 and decreased $17.1 million from June 30, 2011. The decrease from December 31, 2011 is due to improved portfolio risk ratings which resulted in a decrease in the projected loss range, partially offset by an increase in past due driven by an increase in maturities in the period. The decrease from June 30, 2011 is due to a decrease in non-performing loans and classified loans primarily driven by a large single credit moving to classified rating in the three months ended June 30, 2011 which offset the positive movement in the portfolio in 2011.

The reserve allocated to the commercial real estate portfolio decreased $8.5 million from December 31, 2011 and $29.8 million from June 30, 2011. The decrease from December 31, 2011 is due to a decrease in past due loans as there were no new delinquencies during the six months ended June 30, 2012 and a decline in classified loans which resulted in a reduction in the range of estimated loss at June 30, 2012 as compared to December 31, 2011. The decrease from December 31, 2011 is partially offset by an increase in the portfolio loan balance at June 30, 2012. The decrease from June 30, 2011 is due to improved portfolio risk ratings and reduced levels of non-performing loans, past due loans and net charge offs which resulted in a reduction in the range of estimated loss at June 30, 2012 as compared to June 30, 2011.

As of June 30, 2012, the reserve allocated to the equipment financing portfolio decreased $3.5 million from December 31, 2011 and $12.8 million from June 30, 2011. The decrease from December 31, 2011 is due to a planned decline in the loan portfolio as well as a decline in past due loans and classified assets. There was a significant amount of recoveries in the period, which the Company does not anticipate to continue through the remainder of 2012. The decrease from June 30, 2011 is due to the planned decline in the loan portfolio as well as a decrease in classified assets, in addition to the Company’s use of risk ratings in the equipment financing loss methodology at December 31, 2011 which resulted in a reduced range of loss.

The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated portion of the ALLL at June 30, 2012 decreased $2.8 million compared to December 31, 2011 and decreased $6.3 million from June 30, 2011. The decrease from December 31, 2011 and June 30, 2011 is due to continued improvement in the Company’s risk rating accuracy and overall improvements in credit risk management processes in addition to reduced levels of impaired loans with zero reserve balances, combined with a slight improvement in economic factors during the period.

The following table provides detail of activity in the Company’s allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288
Provision (benefit) charged to expense	3,840	6,621	1,763	(2,661)	(3,313)	(1,250)	5,000
Losses charged off	(3,952)	(11,349)	(5,676)	(1,066)	(165)	—	(22,208)
Recoveries	136	2,702	1,678	46	1,115	—	5,677

Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757

Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070

Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

	Three months ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,239	$89,821	$68,919	$71,162	$19,807	$20,000	$297,948
Provision (benefit) charged to expense	3,085	5,171	963	(1,517)	(2,702)	—	5,000
Losses charged off	(2,967)	(13,891)	(5,361)	(3,765)	(413)	—	(26,397)
Recoveries	119	1,268	1,321	406	1,578	—	4,692

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

	Six months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	4,288	11,096	5,279	(2,739)	(6,174)	(2,750)	9,000
Losses charged off	(7,067)	(21,400)	(20,670)	(6,914)	(799)	—	(56,850)
Recoveries	277	4,756	3,478	1,146	3,463	—	13,120

Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757

Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070

Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

	Six months ended June 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	3,754	13,696	5,107	(690)	(4,867)	(2,000)	15,000
Losses charged off	(6,317)	(28,879)	(16,472)	(11,125)	(1,547)	—	(64,340)
Recoveries	247	2,481	2,737	406	3,047	—	8,918

Balance, end of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243

Ending balance: individually evaluated for impairment	$15,132	$4,166	$10,039	$11,533	$1	$—	$40,871

Ending balance: collectively evaluated for impairment	$13,344	$78,203	$55,803	$54,753	$18,269	$20,000	$240,372

In addition to the ALLL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor driven by the underlying borrower risk grades. The combination of ALLL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2012, the reserve for unfunded credit commitments was $5.5 million compared to a reserve for unfunded credit commitments of $5.4 million at December 31, 2011.

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

Deposits

Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 167 banking offices within our primary market area.

Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $14.0 billion at June 30, 2012 as compared to $13.7 billion at December 31, 2011 and June 30, 2011. Deposits have increased most significantly for health savings accounts and non-interest bearing classifications. See Note 7-Deposits in the Notes to Condensed Consolidated Financial Statements for additional information.

Federal Home Loan Bank and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Capital stock is required in order for the Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston (“FHLB”). Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, the Bank was required to hold $89.2 million of FHLB stock on June 30, 2012 and $77.9 million on December 31, 2011. At June 30, 2012, the Bank had $91.9 million of capital stock invested in the FHLB. The FHLB most recently declared a cash dividend equal to an annual yield of 0.52% on April 27, 2012.

At June 30, 2012, the Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized.

Borrowings

Total borrowed funds, including long-term debt, increased $235.5 million to $3.2 billion at June 30, 2012 compared to $3.0 billion at December 31, 2011, and $2.0 billion at June 30, 2011. The increase is a result of greater utilization of FHLB advances at lower interest rates somewhat offset by prepayments of long-term debt with higher interest rates. Borrowings represented 16.5% and 15.9% of assets at June 30, 2012 and December 31, 2011, respectively, and 11.5% at June 30, 2011. See Note 8-Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings, Note 9-Federal Home Loan Bank Advances and Note 10-Long-term Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2011 Form 10-K. At June 30, 2012, there were $77.3 million of retained earnings available for the payment of dividends by the Bank to the Company. Webster Bank paid the Company $20.0 million and $90.0 million in dividends during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, a total of 1,628 and 79,663 shares of common stock were repurchased at a cost of approximately $33.9 thousand and $1.7 million respectively. All of the repurchased shares were done in the open market to fund equity compensation plans.

At June 30, 2012 and December 31, 2011, FHLB advances outstanding totaled $1.5 billion and $1.3 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $0.9 billion and $1.0 billion at June 30, 2012 and December 31, 2011, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.6 billion at June 30, 2012 or used to collateralize other borrowings, such as repurchase agreements. At June 30, 2012, Webster Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $0.6 billion. Alternatively, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.2 billion at June 30, 2012

Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At June 30, 2012, Webster Bank exceeded all regulatory requirements.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At June 30, 2012, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. On June 7, 2012, the Federal Reserve Board approved three proposals implementing the Basel III capital standards. The Basel III proposals could fundamentally change how bank calculate their regulatory capital requirements. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights assets for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.

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

Off-Balance Sheet Arrangements

In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the six months ended June 30, 2012, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of June 30, 2012 and December 31, 2011, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.

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

Earnings at risk is defined as the change in earnings (excluding provision for loan and lease losses and income tax expense) due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.

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

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. Assets of $53.3 million and $47.1 million and liabilities of $60.1 million and $59.8 million were recognized for the fair value of these derivatives at June 30, 2012 and December 31, 2011, respectively. See Note 1 – Summary of Significant Accounting Policies and Note 13 – Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.

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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting June 30, 2012 and December 31, 2011 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

	-200bp	-100bp	+100bp	+200bp
June 30, 2012	N/A	N/A	-0.3%	+0.1%
December 31, 2011	N/A	N/A	+1.2%	+3.4%

Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2011 and as of June 30, 2012 assumed a federal funds rate of 0.25%. The decrease in sensitivity to higher rates since year end is primarily due to the purchase of fixed rate investment securities, termination of term fixed rate funding, and reduction in duration of derivatives. As the federal funds rate was at 0.25% on June 30, 2012, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Operations.

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting June 30, 2012 and December 31, 2011.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2012	N/A	N/A	-2.6%	-4.8%	-7.9%	-3.9%	+2.9%	+5.7%
December 31, 2011	N/A	N/A	-2.2%	-3.7%	-9.1%	-4.5%	+3.9%	+7.6%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster’s earnings generally benefits from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster’s earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The increase in earnings at risk to the short end of the yield curve moving up is due to the purchase of fixed rate investment securities, termination of term fixed rate funding, and reduction in duration of derivatives. The decrease in earnings at risk to the long end of the yield curve moving down is due primarily to reduced risk from forecast of purchased securities. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2012 and December 31, 2011 and the projected change to economic values if interest rates instantaneously increase or decrease by 100

	Book Value	Estimated Economic Value	Estimated Economic Value
			Change
(Dollars in thousands)			-100 BP	+100 BP
June 30, 2012
Assets	$19,429,749	$19,451,688	N/A	$(335,357)
Liabilities	17,498,201	17,396,532	N/A	(419,596)

Total	$1,931,548	$2,055,156	N/A	$84,239
Net change as % base net economic value				4.1%
December 31, 2011
Assets	$18,714,340	$18,716,175	N/A	$(368,271)
Liabilities	16,868,566	16,781,406	N/A	(409,364)

Total	$1,845,774	$1,934,769	N/A	$41,093
Net change as % base net economic value				2.1%

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

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster’s duration gap was negative 1.1 years at June 30, 2012. At the end of 2011, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster’s net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster’s duration gap is due to asset duration decreasing from 1.9 years to 1.6 years and liability duration declining from 2.7 years to 2.6 years for the reasons discussed above.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster’s interest rate risk position at June 30, 2012 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2012, there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 – 30, 2012	—	—	13,400	2,111,200
May 1-31, 2012	557	$21.25	23,844	2,111,200
June 1-30, 2012	1,071	$20.60	—	2,111,200
Total	1,628	$20.82	37,244	2,111,200
(1)	The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 1,628 shares repurchased during the three months ended June 30, 2012 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 2, 2012 and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.6	Bylaws, as amended effective April 26, 2012 (filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 2, 2012 and incorporated herein by reference).

10.1	Separation Agreement and General Release by and among the Company, Webster Bank National Association and Jeffery N. Brown, dated April 6, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2012 and incorporated herein by reference).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Material Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 1, 2012	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: August 1, 2012	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2012	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 2, 2012 and incorporated herein by reference).

3.2	Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.3	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.4	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.6	Bylaws, as amended effective April 26, 2012 (filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 2, 2012 and incorporated herein by reference).

10.1	Separation Agreement and General Release by and among the Company, Webster Bank National Association and Jeffrey N. Brown, dated April 6, 2012 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2012 and incorporated herein by reference).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++	The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	Material Compensatory plan or arrangement.