Form 10-Q
period 2012-09-30
WEBSTER FINANCIAL CORP
filed 2012-11-02
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-31486
_______________________________________________________________________________
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Bank Street (Webster Plaza), Waterbury, Connecticut	06702
(Address of principal executive offices)	(Zip Code)
(203) 578-2202
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
 _______________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2012 was 87,922,522.

i

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash and due from banks	$164,556	$195,957
Interest-bearing deposits	79,763	96,062
Securities available for sale, at fair value	3,120,354	2,874,764
Securities held-to-maturity (fair value of $3,321,317 and $3,130,546)	3,142,160	2,973,727
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	142,595	143,874
Loans held for sale	91,207	57,391
Loans and leases	11,727,652	11,225,404
Allowance for loan and lease losses	(186,089)	(233,487)
Loans and leases, net	11,541,563	10,991,917
Deferred tax asset, net	74,098	105,665
Premises and equipment, net	135,394	147,379
Goodwill	529,887	529,887
Other intangible assets, net	11,512	15,690
Cash surrender value of life insurance policies	414,797	307,039
Prepaid FDIC premiums	21,673	37,946
Accrued interest receivable and other assets	260,103	237,042
Total assets	$19,729,662	$18,714,340
Liabilities and Equity:
Deposits:
Non-interest-bearing	$2,786,525	$2,473,693
Interest-bearing	11,626,912	11,182,332
Total deposits	14,413,437	13,656,025
Securities sold under agreements to repurchase and other short-term borrowings	1,310,015	1,164,706
Federal Home Loan Bank advances	1,452,660	1,252,609
Long-term debt	335,678	552,589
Accrued expenses and other liabilities	234,194	242,637
Total liabilities	17,745,984	16,868,566
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,728,276 and 90,709,350 shares	907	907
Paid-in capital	1,145,392	1,145,346
Retained earnings	962,594	865,427
Less: Treasury stock, at cost (3,269,141 and 3,493,915 shares)	(124,877)	(134,641)
Accumulated other comprehensive loss, net	(29,277)	(60,204)
Total equity	1,983,678	1,845,774
Total liabilities and equity	$19,729,662	$18,714,340
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$121,367	$121,322	$363,487	$365,660
Taxable interest and dividends on securities	43,532	45,753	135,082	138,504
Non-taxable interest on securities	6,662	7,221	20,577	21,841
Loans held for sale	655	266	1,810	865
Total interest income	172,216	174,562	520,956	526,870
Interest Expense:
Deposits	14,543	18,930	45,701	63,540
Securities sold under agreements to repurchase and other short-term borrowings	5,594	4,384	15,388	11,723
Federal Home Loan Bank advances	3,943	3,551	12,933	10,201
Long-term debt	3,246	6,012	14,298	18,647
Total interest expense	27,326	32,877	88,320	104,111
Net interest income	144,890	141,685	432,636	422,759
Provision for loan and lease losses	5,000	5,000	14,000	20,000
Net interest income after provision for loan and lease losses	139,890	136,685	418,636	402,759
Non-interest Income:
Deposit service fees	24,728	27,074	71,810	78,509
Loan related fees	4,039	5,308	12,473	15,341
Wealth and investment services	7,186	6,486	21,656	20,662
Mortgage banking activities	6,515	1,324	14,522	3,811
Increase in cash surrender value of life insurance policies	2,680	2,642	7,758	7,751
Net loss on trading securities	—	—	—	(1,799)
Net gain on sale of investment securities	810	—	3,347	3,823
Other income	2,521	1,857	8,252	6,698
Total non-interest income	48,479	44,691	139,818	134,796
Non-interest Expense:
Compensation and benefits	66,126	61,897	198,332	194,501
Occupancy	12,462	13,150	37,922	40,741
Technology and equipment	15,118	15,141	46,721	45,667
Intangible assets amortization	1,384	1,397	4,178	4,191
Marketing	4,529	4,144	13,723	13,916
Professional and outside services	2,790	3,125	8,869	8,368
Deposit insurance	5,675	4,472	17,107	16,171
Litigation	—	(254)	—	232
Other expense	15,803	20,146	52,027	60,617
Total non-interest expense	123,887	123,218	378,879	384,404
Income from continuing operations before income tax expense	64,482	58,158	179,575	153,151
Income tax expense	19,489	15,927	54,404	44,152
Income from continuing operations	44,993	42,231	125,171	108,999
Income from discontinued operations, net of tax	—	—	—	1,995
Net income	44,993	42,231	125,171	110,994
Less: Net loss attributable to non controlling interests	—	—	—	(1)
Net income attributable to Webster Financial Corporation	44,993	42,231	125,171	110,995
Preferred stock dividends	(615)	(831)	(1,845)	(2,493)
Net income available to common shareholders	$44,378	$41,400	$123,326	$108,502
Net income per common share:
Basic
Net income from continuing operations	$0.51	$0.48	$1.41	$1.22
Net income available to common shareholders	0.51	0.48	1.41	1.24
Diluted
Net income from continuing operations	0.48	0.45	1.34	1.15
Net income available to common shareholders	0.48	0.45	1.34	1.17

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$44,993	$42,231	$125,171	$110,994
Other comprehensive income, net of taxes:
Securities available for sale:
Net change in unrealized gain during the period	15,086	(9,875)	31,346	4,380
Reclassification adjustment for realized gain included in net income	(810)	—	(3,347)	(3,823)
Net change in non-credit related other-than-temporary impairment	—	—	—	746
Amortization of unrealized loss on securities transferred to held to maturity	14	27	92	77
Change in unrealized (loss) gain on derivative instruments	(708)	(19,700)	(220)	(22,416)
Defined benefit pension plans:
Amortization of net loss	1,007	406	3,021	1,217
Amortization of prior service cost	12	12	35	36
Current year actuarial gain	—	—	—	365
Other comprehensive income (loss)	14,601	(29,130)	30,927	(19,418)
Comprehensive income	59,594	13,101	156,098	91,576
Less: comprehensive loss attributable to non controlling interests	—	—	—	(1)
Comprehensive income attributable to Webster Financial Corporation	$59,594	$13,101	$156,098	$91,577
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended September 30, 2012
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Non Controlling Interests	Total
Balance December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$—	$1,845,774
Net income	—	—	—	125,171	—	—	—	125,171
Other comprehensive income	—	—	—	—	—	30,927	—	30,927
Dividends declared on common stock of $0.25 per share	—	—	—	(21,906)	—	—	—	(21,906)
Dividends declared on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	—	(1,845)
Common stock warrants repurchased	—	—	(385)	—	—	—	—	(385)
Exercise of stock options	—	—	(1,711)	—	2,567	—	—	856
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(2,008)	—	—	(2,008)
Stock-based compensation expense	—	—	1,735	(4,253)	9,205	—	—	6,687
Issuance of common stock	—	—	407	—	—	—	—	407
Balance September 30, 2012	$28,939	$907	$1,145,392	$962,594	$(124,877)	$(29,277)	$—	$1,983,678

	Nine months ended September 30, 2011
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, net	Non Controlling Interests	Total
Balance December 31, 2010	$28,939	$907	$1,160,690	$741,870	$(149,462)	$(13,709)	$9,644	$1,778,879
Net income (loss)	—	—	—	110,995	—	—	(1)	110,994
Other comprehensive loss	—	—	—	—	—	(19,418)	—	(19,418)
Dividends declared on common stock of $0.11 per share	—	—	—	(9,607)	—	—	—	(9,607)
Dividends declared on Series A preferred stock $63.75 per share	—	—	—	(647)	—	—	—	(647)
Subsidiary preferred stock dividends $0.6468 per share	—	—	—	(1,846)	—	—	—	(1,846)
Dissolution of joint venture	—	—	—	—	—	—	(66)	(66)
Common stock warrants repurchased	—	—	(16,246)	—	—	—	—	(16,246)
Exercise of stock options	—	—	(209)	—	312	—	—	103
Net shares acquired related to employee share-based compensation plans	—	—	3	—	(1,345)	—	—	(1,342)
Stock-based compensation expense	—	—	712	(4,698)	8,438	—	—	4,452
Issuance of common stock	—	—	197	(326)	719	—	—	590
Balance September 30, 2011	$28,939	$907	$1,145,147	$835,741	$(141,338)	$(33,127)	$9,577	$1,845,846
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2012	2011
Operating Activities:
Net income	$125,171	$110,994
Income from discontinued operations, net of tax	—	1,995
Income from continuing operations	125,171	108,999
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	14,000	20,000
Deferred tax expense	14,192	20,884
Depreciation and amortization	81,632	59,673
Stock-based compensation	6,687	4,452
Excess tax benefits from stock-based compensation	(303)	(278)
(Gain) loss on sale and write-down of foreclosed and repossessed assets	(1,923)	4,830
Loss on sale of premises and equipment	603	1,668
Loss (gain) on fair value adjustment of private equities	641	(1,488)
Loss on fair value adjustment of derivative instruments	12	1,813
Net gain on the sale of investment securities	(3,347)	(3,823)
Net decrease in trading securities	—	11,554
Increase in cash surrender value of life insurance policies	(7,758)	(7,751)
Net (increase) decrease in loans held for sale	(20,020)	23,958
Net (increase) decrease in accrued interest receivable and other assets	(16,850)	1,768
Net (decrease) increase in accrued expenses and other liabilities	(3,682)	7,199
Net cash provided by operating activities	189,055	253,458
Investing Activities:
Net decrease (increase) in interest-bearing deposits	16,299	(34,429)
Purchases of available for sale securities	(1,009,181)	(755,911)
Proceeds from maturities and principal payments of available for sale securities	627,429	383,313
Proceeds from sales of available for sale securities	148,223	278,757
Purchases of held-to-maturity securities	(752,030)	(423,830)
Proceeds from maturities and principal payments of held-to-maturity securities	571,648	393,378
Sale of Federal Home Loan Bank and Federal Reserve Board stock	1,279	—
Net increase in loans	(586,375)	(133,167)
Purchase of life insurance	(100,000)	—
Proceeds from the sale of foreclosed properties and repossessed assets	7,453	12,572
Proceeds from the sale of premises and equipment	1,406	3,881
Purchases of premises and equipment	(14,544)	(19,708)
Net cash used for investing activities	(1,088,393)	(295,144)
Financing Activities:
Net increase (decrease) in deposits	757,412	(22,851)
Proceeds from Federal Home Loan Bank advances	2,826,265	748,934
Repayments of Federal Home Loan Bank advances	(2,625,500)	(755,487)
Net increase in securities sold under agreements to repurchase and other short-term borrowings	145,309	129,428
Repayment of long-term debt	(210,971)	(22,689)
Cash dividends paid to common shareholders	(21,906)	(9,607)
Cash dividends paid to preferred shareholders of consolidated subsidiary	—	(647)
Cash dividends paid to preferred shareholders	(1,845)	(1,846)
Exercise of stock options	856	103
Excess tax benefits from stock-based compensation	303	278
Issuance of common stock	407	590
Common stock repurchased	(2,008)	(1,342)
Common stock warrants repurchased	(385)	(16,246)
Net cash provided by financing activities	867,937	48,618
Cash Flows from Discontinued Operations:
Operating activities	—	1,995
Net cash provided by discontinued operations	—	1,995
Net (decrease) increase in cash and due from banks	(31,401)	8,927
Cash and due from banks at beginning of period	195,957	159,849
Cash and due from banks at end of period	$164,556	$168,776
Supplemental disclosure of cash flow information:
Interest paid	$92,056	$108,582
Income taxes paid	30,398	12,889
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$5,474	$8,088
Transfer of loans from portfolio to loans-held-for-sale	13,796	13,266

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At September 30, 2012, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
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
Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.
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
The Company owns the common stock of trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and therefore are not consolidated. The trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trusts are included in other assets in the Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the Condensed Consolidated Statements of Operations. See Note 9 – Long-Term Debt.
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
Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value of financial instruments, the deferred tax asset valuation allowance, the valuation of investments for other-than-temporary impairment (“OTTI”), the goodwill valuation and the status of contingencies are particularly subject to change.
Correction of Immaterial Error Related to Prior Periods. During the year ended December 31, 2011, the Company identified an error related to the accounting for certain Commercial loan origination and amendment fees. The Company determined that these fees were recognized immediately and not properly amortized over the term of the loan, as required by ASC Topic 310-20, Nonrefundable Fees and Other Costs. As a result, these fees were not recognized as Interest and Fees on Loans and

Leases but were recognized in Loan Related Fees, which is a component of other non-interest income in the Condensed Consolidated Statements of Operations. The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in its periodic reports. Accordingly, the Company has revised its Condensed Consolidated Statement of Shareholders’ Equity at September 30, 2011 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011.
The effects of recording this immaterial correction are as follows:

	At or for the three months ended		At or for the nine months ended
(In thousands, except per share data)	September 30, 2011		September 30, 2011
	As Filed	As Revised	As Filed	As Revised
Retained earnings	$839,816	$835,741	$839,816	$835,741
Interest and fees on loans and leases	120,018	121,322	362,848	365,660
Net interest income	140,381	141,685	419,947	422,759
Loan related fees	6,823	5,308	18,071	15,341
Total non-interest income	46,206	44,691	137,526	134,796
Net income before taxes	58,369	58,158	153,069	153,151
Net income after taxes	42,379	42,231	108,886	108,999
Earnings per common share:
Basic	0.48	0.48	1.24	1.24
Diluted	0.45	0.45	1.17	1.17
Reclassifications. Certain items in prior financial statements have been reclassified to conform to current presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash or cash equivalents. There have been no changes to the significant accounting policies that were disclosed in the Company’s 2011 Form 10-K.
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
Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held to maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the Condensed Consolidated Statements of Operations. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Condensed Consolidated Statements of Operations. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income on the Condensed Consolidated Statements of Operations.
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size, primarily for residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a troubled debt restructuring (“TDR”) is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
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

Troubled Debt Restructurings. A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when, the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs at the date of discharge.
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
Recently Issued Accounting Standards Updates
ASU No. 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” In August 2012, the FASB issued ASU No. 2012-02 to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The requirements bring the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill. The guidance is effective for the Company's interim and annual periods beginning on January 1, 2013 and will be applied retrospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements and does not expect the application of this guidance to have a significant impact.
ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements. In August 2012, the FASB solicited comments on a proposal to replace ASU No. 2011-05 relative to the issue raised by ASU No. 2011-12. The Company has deferred this presentation, as permitted, and continues to evaluate the impact of the adoption of this accounting standards update on its financial statements.
ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU No. 2011-11 to expand required disclosures of information related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The guidance is effective for the Company’s interim and annual periods beginning on January 1, 2013 and will be applied retrospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

NOTE 2: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At September 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,445,317	29,168	(275)	1,474,210	—	—	1,474,210
Corporate debt	111,857	6,281	—	118,138	—	—	118,138
Pooled trust preferred securities (a)	49,583	—	(21,330)	28,253	—	—	28,253
Single issuer trust preferred securities	51,144	—	(9,724)	41,420	—	—	41,420
Equity securities-financial institutions (b)	6,232	2,083	(20)	8,295	—	—	8,295
Mortgage-backed securities (“MBS”) - GSE	1,042,266	27,579	(628)	1,069,217	—	—	1,069,217
Commercial mortgage-backed securities (“CMBS”)	344,835	39,690	(3,904)	380,621	—	—	380,621
Total available for sale	$3,051,434	$104,801	$(35,881)	$3,120,354	$—	$—	$3,120,354
Held-to-maturity:
Municipal bonds and notes	$597,664	$—	$—	$597,664	$37,915	$(178)	$635,401
Agency CMOs - GSE	567,941	—	—	567,941	19,323	—	587,264
MBS - GSE	1,760,261	—	—	1,760,261	103,840	(37)	1,864,064
CMBS	200,101	—	—	200,101	17,926	(76)	217,951
Private Label MBS	16,193	—	—	16,193	444	—	16,637
Total held-to-maturity	$3,142,160	$—	$—	$3,142,160	$179,448	$(291)	$3,321,317
Total investment securities	$6,193,594	$104,801	$(35,881)	$6,262,514	$179,448	$(291)	$6,441,671

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at September 30, 2012.

(b)	Amortized cost is net of $21.3 million of other-than-temporary impairments at September 30, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
MBS - GSE	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353
Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764
Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency CMOs - GSE	733,889	—	—	733,889	20,555	—	754,444
MBS - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462
Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546
Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.

(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.
The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,741	$8,067	$15,113	$15,119
Due after one year through five years	70,449	74,687	11,619	12,204
Due after five through ten years	48,022	50,075	225,637	239,891
Due after ten years	2,916,990	2,979,230	2,889,791	3,054,103
Total debt securities	$3,045,202	$3,112,059	$3,142,160	$3,321,317
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2012, the Company had $589.3 million carrying value of callable securities in its investment portfolio.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$118,266	$(275)	$—	$—	6	$118,266	$(275)
Pooled trust preferred securities	—	—	28,253	(21,330)	8	28,253	(21,330)
Single issuer trust preferred securities	—	—	41,420	(9,724)	9	41,420	(9,724)
Equity securities-financial institutions	129	(20)	—	—	1	129	(20)
MBS - GSE	60,152	(628)	—	—	6	60,152	(628)
CMBS	—	—	20,456	(3,904)	1	20,456	(3,904)
Total available for sale	$178,547	$(923)	$90,129	$(34,958)	31	$268,676	$(35,881)
Held-to-maturity:
Municipal bonds and notes	$8,159	$(99)	$4,542	$(79)	19	$12,701	$(178)
MBS - GSE	15,563	(37)	—	—	3	15,563	(37)
CMBS	15,789	(76)	—	—	1	15,789	(76)
Total held-to-maturity	$39,511	$(212)	$4,542	$(79)	23	$44,053	$(291)
Total investment securities	$218,058	$(1,135)	$94,671	$(35,037)	54	$312,729	$(36,172)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs - GSE	$405,318	$(3,341)	$—	$—	11	$405,318	$(3,341)
Pooled trust preferred securities	6,526	(8,178)	22,472	(15,430)	8	28,998	(23,608)
Single issuer trust preferred securities	6,711	(1,521)	31,503	(11,292)	9	38,214	(12,813)
Equity securities-financial institutions	124	(24)	—	—	1	124	(24)
MBS - GSE	90,418	(158)	—	—	3	90,418	(158)
CMBS	73,190	(1,924)	14,957	(9,318)	5	88,147	(11,242)
Total available for sale	$582,287	$(15,146)	$68,932	$(36,040)	37	$651,219	$(51,186)
Held-to-maturity:
Municipal bonds and notes	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)
Total held-to-maturity	$5,405	$(66)	$6,117	$(108)	21	$11,522	$(174)
Total investment securities	$587,692	$(15,212)	$75,049	$(36,148)	58	$662,741	$(51,360)
Securities with a carrying value totaling $2.5 billion at September 30, 2012 and $2.4 billion at December 31, 2011 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At September 30, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2012. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost.
Trust Preferred Securities - Pooled Issuers – At September 30, 2012, the fair value of the pooled trust preferred securities was $28.3 million, a decrease of $0.7 million from the fair value of $29.0 million at December 31, 2011. The fair value decreased slightly as a result of principal payments received during the period, which is offset by improvements in credit spreads. The gross unrealized loss of $21.3 million at September 30, 2012 is attributable to wider credit spreads that management incorporated in the valuation model in order to reflect the inactive and illiquid nature of the trust preferred securities market at this time as well as changes in the underlying credit profile of issuers in each pool over the holding period.
For the three and nine months ended September 30, 2012, the Company recognized no credit related OTTI for these securities. As a result, there was no additional non credit related OTTI recognized in OCI during the three and nine months ended September 30, 2012. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are investment grade and below investment grade. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred securities in the entire capital structure. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of September 30, 2012, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.
The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name	Class	Amortized Cost (a)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2012 (b)	Total Other-Than- Temporary Impairment thru September 30, 2012	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
(Dollars in thousands)
Security H	B	$3,486	$(1,704)	$1,782	B	$(352)	92.0%	7.2%
Security I	B	4,467	(2,181)	2,286	CCC	(365)	87.5%	17.2%
Security J	B	5,297	(2,786)	2,511	CCC	(806)	88.9%	13.9%
Security K	A	7,391	(3,532)	3,859	CCC	(2,040)	68.6%	34.3%
Security L	B	8,725	(4,370)	4,355	CCC	(867)	91.7%	12.3%
Security M	A	7,227	(4,331)	2,896	D	(4,926)	53.9%	40.1%
Security N	A	12,990	(2,426)	10,564	A	(1,104)	88.9%	13.9%
		$49,583	$(21,330)	$28,253		$(10,460)

(a)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.

(b)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Trust Preferred Securities - Single Issuers – At September 30, 2012, the fair value of the single issuer trust preferred portfolio was $41.4 million, an increase of $3.2 million from the fair value of $38.2 million at December 31, 2011, attributable to improvements in credit and liquidity spreads. The gross unrealized loss of $9.7 million at September 30, 2012 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

The following table summarizes pertinent information that was considered by management in determining if OTTI existed within the single issuer trust preferred securities portfolio in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2012 (a)
(Dollars in thousands)
Security B	$6,883	$(1,532)	$5,351	BB
Security C	8,664	(1,720)	6,944	BBB
Security D	9,541	(1,674)	7,867	B
Security E	11,754	(1,861)	9,893	BBB
Security F	14,302	(2,937)	11,365	BBB
	$51,144	$(9,724)	$41,420

(a)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Agency CMOs-GSE – There were $275 thousand in unrealized losses in the Company’s investment in agency CMOs at September 30, 2012 compared to $3.3 million at December 31, 2011. The improvement in unrealized losses at September 30, 2012 was the result of lower overall interest rates and tighter market spreads during the nine months ended September 30, 2012, as compared to 2011. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Corporate Debt Securities – There were no unrealized losses in the Company’s investment in senior corporate debt securities at September 30, 2012. There were no investments in senior corporate debt securities at December 31, 2011.
Equity securities – The unrealized losses on the Company’s investment in equity securities were $20 thousand at September 30, 2012 compared to $24 thousand at December 31, 2011. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Mortgage-backed securities - GSE –There were $628 thousand in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by the GSEs at September 30, 2012 compared to $158 thousand in unrealized losses at December 31, 2011. The increase was primarily due to interest rate changes combined with new purchases made during the quarter. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Commercial mortgage-backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than GSEs decreased to $3.9 million at September 30, 2012 from $11.2 million at December 31, 2011. This decrease in unrealized loss is primarily the result of recent tightening in credit spreads during the nine months ended September 30, 2012. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. The high stress scenario resulted in an 18.9% loss for one bond, assuming a severe recession with a peak unemployment rate of 13.9% In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at September 30, 2012. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of its amortized cost. There were no significant credit downgrades on held to maturity securities during the nine months ended September 30, 2012.

Municipal bonds and notes – There were unrealized losses on the Company’s investment in municipal bonds and notes of $178 thousand at September 30, 2012 compared to $174 thousand at December 31, 2011. This increase is primarily the result of wider credit spreads in 2012 compared to 2011. The municipal portfolio is primarily comprised of bank qualified bonds, over 94.5% with credit ratings of A or better. In addition, the portfolio is comprised of 85.8% General Obligation bonds, 13.9% Revenue bonds and 0.3% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Agency CMOs - GSE – There were no unrealized losses on the Company’s investment in agency CMOs at September 30, 2012 and at December 31, 2011. The contractual cash flows for this investment are performing as expected. As a result of tighter market spreads during the nine months ended September 30, 2012, the agency CMO securities are all at unrealized gains.
Mortgage-backed securities - GSE – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by the GSEs of $37 thousand at September 30, 2012 compared to no losses at December 31, 2011. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
CMBS and Private Label MBS – There were $76 thousand of unrealized losses on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than GSEs at September 30, 2012 compared to no losses at December 31, 2011. These securities carry AAA ratings and are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
The following table is a roll forward of the amount of credit related OTTI for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Balance of credit related OTTI, beginning of period	$10,460	$10,476	$10,460	$26,320
Reduction for payment of deferred interest	—	(16)	—	(16)
Reduction for securities sold	—	—	—	(15,844)
Balance of credit related OTTI, end of period	$10,460	$10,460	$10,460	$10,460
To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. There were no additions to credit related OTTI for the three and nine months ended September 30, 2012. There was a reduction in outstanding credit-related OTTI due to the sale of a security in both the first and second quarters of 2011.
The following table summarizes the proceeds from the sale of available for sale securities for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Available for sale:
Agency CMOs - GSE	$16,353	$—	$44,851	$94,335
Pooled trust preferred securities	—	—	—	1,456
Equity securities	—	—	1,073	2,353
MBS - GSE	86,015	—	86,015	180,613
CMBS	—	—	16,284	—
Total available for sale	$102,368	$—	$148,223	$278,757

The following table summarizes the impact of realized gains and losses from the sale of securities and the impact of the recognition of other-than-temporary impairments for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012				2011
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs - GSE	$4	$—	$—	$4	$—	$—	$—	$—
Pooled trust preferred securities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
MBS - GSE	806	—	—	806	—	—	—	—
CMBS	—	—	—	—	—	—	—	—
Total available for sale	$810	$—	$—	$810	$—	$—	$—	$—

	Nine months ended September 30,
	2012				2011
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs - GSE	$897	—	—	$897	$1,959	$—	$—	$1,959
Pooled trust preferred securities	—	—	—	—	—	(3,343)	—	(3,343)
Equity securities	409	—	—	409	374	—	—	374
MBS - GSE	806	—	—	806	4,833	—	—	4,833
CMBS	1,235	—	—	1,235	—	—	—	—
Total available for sale	$3,347	$—	$—	$3,347	$7,166	$(3,343)	$—	$3,823
Investments in Private Equity Funds – In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $11.9 million at September 30, 2012, are included in other assets in the Condensed Consolidated Balance Sheets. The Company recognized a loss of $478 thousand and $641 thousand for the three and nine months ended September 30, 2012, respectively, and a gain of $91 thousand and $1.5 million for the three and nine months ended September 30, 2011, respectively. Included in the loss of $641 thousand for the nine months ended September 30, 2012, is an OTTI charge of $665 thousand on one of the funds. These amounts are included in other non-interest income on the Condensed Consolidated Statements of Operations.

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following table summarizes recorded investment; the principal amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest, in loans and leases, by portfolio segment at September 30, 2012 and December 31, 2011:

	At September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,292,948	$2,668,004	$2,737,059	$2,627,893	$401,748	$11,727,652
Accrued interest	10,971	8,523	9,375	7,497	—	36,366
Total recorded investment	3,303,919	2,676,527	2,746,434	2,635,390	401,748	11,764,018
Total recorded investment: individually evaluated for impairment	148,582	62,268	80,933	184,284	1,146	477,213
Total recorded investment: collectively evaluated for impairment	$3,155,337	$2,614,259	$2,665,501	$2,451,106	$400,602	$11,286,805

	At December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,219,890	$2,760,030	$2,385,791	$2,384,889	$474,804	$11,225,404
Accrued interest	10,992	8,777	6,585	7,186	—	33,540
Total recorded investment	3,230,882	2,768,807	2,392,376	2,392,075	474,804	11,258,944
Total recorded investment: individually evaluated for impairment	135,311	36,629	107,218	212,850	3,268	495,276
Total recorded investment: collectively evaluated for impairment	$3,095,571	$2,732,178	$2,285,158	$2,179,225	$471,536	$10,763,668

(1)	The ending balance includes net deferred fees and unamortized premiums of $15.8 million and $20.6 million at September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012, the Company had pledged $4.2 billion of eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.
Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment for the three and nine months ending September 30, 2012 and 2011:

	Three months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757
Provision (benefit) charged to expense	1,110	9,740	2,944	(4,315)	(3,479)	(1,000)	5,000
Losses charged off	(3,262)	(9,234)	(8,642)	(2,655)	(187)	—	(23,980)
Recoveries	353	1,249	1,297	302	3,111	—	6,312
Balance, end of period	30,264	63,992	44,367	29,838	4,878	12,750	186,089
Ending balance: individually evaluated for impairment	15,420	7,795	4,552	3,153	3	—	30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

	Three months ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243
Provision (benefit) charged to expense	7,551	282	9,595	(6,085)	(4,343)	(2,000)	5,000
Losses charged off	(2,652)	(12,609)	(14,628)	(3,376)	(551)	—	(33,816)
Recoveries	374	1,143	1,130	37	2,241	—	4,925
Balance, end of period	33,749	71,185	61,939	56,862	15,617	18,000	257,352
Ending balance: individually evaluated for impairment	18,301	4,908	13,781	11,236	5	—	48,231
Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	Nine months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	5,398	20,836	8,223	(7,054)	(9,653)	(3,750)	14,000
Losses charged off	(10,329)	(30,634)	(29,312)	(9,569)	(986)	—	(80,830)
Recoveries	630	6,005	4,775	1,448	6,574	—	19,432
Balance, end of period	30,264	63,992	44,367	29,838	4,878	12,750	186,089
Ending balance: individually evaluated for impairment	15,420	7,795	4,552	3,153	3	—	30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

	Nine months ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	11,305	13,978	14,702	(6,775)	(9,210)	(4,000)	20,000
Losses charged off	(8,969)	(41,488)	(31,100)	(14,501)	(2,098)	—	(98,156)
Recoveries	621	3,624	3,867	443	5,288	—	13,843
Balance, end of period	33,749	71,185	61,939	56,862	15,617	18,000	257,352
Ending balance: individually evaluated for impairment	18,301	4,908	13,781	11,236	5	—	48,231
Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

Impaired Loans and Leases. The following table summarizes impaired loans and leases by class as of September 30, 2012 and December 31, 2011:

	At September 30, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$149,475	$137,510	$18,991	$118,519	$13,504
Permanent-NCLC	11,574	10,809	1,871	8,938	1,911
Construction	446	263	159	104	5
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	58,643	52,295	20,552	31,743	4,853
Liquidating portfolio-home equity loans	11,350	9,973	2,045	7,928	2,942
Other consumer	—	—	—	—	—
Commercial:
Commercial non-mortgage	95,982	80,820	25,875	54,945	4,545
Asset-based loans	2,047	113	—	113	7
Commercial real estate:
Commercial real estate	153,758	150,850	79,559	71,291	3,082
Commercial construction	7,237	7,241	7,241	—	—
Residential development	12,943	12,265	4,524	7,741	71
Equipment Financing	6,336	1,146	988	158	3
Totals:
Residential	161,495	148,582	21,021	127,561	15,420
Consumer	69,993	62,268	22,597	39,671	7,795
Commercial	98,029	80,933	25,875	55,058	4,552
Commercial real estate	173,938	170,356	91,324	79,032	3,153
Equipment Financing	6,336	1,146	988	158	3
Total	$509,791	$463,285	$161,805	$301,480	$30,923

	At December 31, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$133,123	$124,461	$—	$124,461	$16,611
Permanent-NCLC	12,005	10,718	—	10,718	2,747
Construction	129	132	—	132	9
Liquidating portfolio-construction loans	—	—	—	—	—
Consumer:
Home equity loans	35,285	31,153	4	31,149	4,116
Liquidating portfolio-home equity loans	7,277	5,469	3	5,466	1,050
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	118,293	105,359	30,207	75,152	12,996
Asset-based loans	7,814	1,859	1,859	—	—
Commercial real estate:
Commercial real estate	195,838	189,575	105,618	83,957	8,514
Commercial construction	7,347	7,373	—	7,373	557
Residential development	16,495	15,902	15,902	—	—
Equipment Financing	11,241	3,268	2,751	517	4
Totals:
Residential	145,257	135,311	—	135,311	19,367
Consumer	42,569	36,629	7	36,622	5,167
Commercial	126,107	107,218	32,066	75,152	12,996
Commercial real estate	219,680	212,850	121,520	91,330	9,071
Equipment Financing	11,241	3,268	2,751	517	4
Total	$544,854	$495,276	$156,344	$338,932	$46,605

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	September 30, 2012	Three months ended September 30, 2012	Nine months ended September 30, 2012	September 30, 2011	Three months ended September 30, 2011	Nine months ended September 30, 2011
(In thousands)	Average Recorded Investment	Total Interest Income	Total Interest Income	Average Recorded Investment	Total Interest Income	Total Interest Income
Residential:
1-4 family	$130,986	$1,374	$3,909	$118,155	$1,093	$3,535
Permanent-NCLC	10,763	111	327	10,471	105	310
Construction	197	2	4	68	2	7
Liquidating portfolio-construction loans	—	—	—	1	—	—
Consumer:
Home equity loans	41,724	633	1,336	28,696	314	1,062
Liquidating portfolio-home equity loans	7,721	132	263	5,535	64	274
Other consumer	4	—	—	8	—	—
Commercial:
Commercial non-mortgage	93,090	830	3,035	125,876	813	3,330
Asset-based loans	986	—	—	11,931	61	251
Commercial real estate:
Commercial real estate	170,213	1,479	3,921	194,103	1,230	4,868
Commercial construction	7,307	70	216	26,904	114	718
Residential development	14,083	83	254	29,444	84	414
Equipment Financing	2,207	13	36	11,068	21	62
Totals:
Residential	141,946	1,487	4,240	128,695	1,200	3,852
Consumer	49,449	765	1,599	34,239	378	1,336
Commercial	94,076	830	3,035	137,807	874	3,581
Commercial real estate	191,603	1,632	4,391	250,451	1,428	6,000
Equipment Financing	2,207	13	36	11,068	21	62
Total	$479,281	$4,727	$13,301	$562,260	$3,901	$14,831
Of the total interest income recognized for the three and nine months ended September 30, 2012, $0.3 million and $1.0 million, respectively, was recognized on a cash basis method of accounting for the residential and consumer portfolio segments, as compared to $0.4 million and $1.5 million for the comparable periods in 2011, respectively.

Loans and Leases Portfolio Aging. The following table summarizes the recorded investment of the Company’s loan and lease portfolio aging by class at September 30, 2012 and 2011:

	At September 30, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$14,767	$6,260	$—	$74,585	$95,612	$3,149,564	$3,245,176
Permanent-NCLC	762	351	—	4,070	5,183	14,566	19,749
Construction	361	—	—	825	1,186	37,804	38,990
Liquidating portfolio-construction loans	—	—	—	—	—	4	4
Consumer:
Home equity loans	16,530	8,000	—	23,561	48,091	2,453,716	2,501,807
Liquidating portfolio-home equity loans	3,805	1,244	—	4,682	9,731	123,256	132,987
Other consumer	418	155	—	149	722	41,011	41,733
Commercial:
Commercial non-mortgage	3,395	1,087	207	30,352	35,041	2,174,794	2,209,835
Asset-based loans	—	—	—	92	92	536,507	536,599
Commercial real estate:
Commercial real estate	5,514	1,696	—	15,747	22,957	2,477,160	2,500,117
Commercial construction	—	—	—	49	49	105,076	105,125
Residential development	318	—	—	5,432	5,750	24,398	30,148
Equipment Financing	3,164	360	—	3,052	6,576	395,172	401,748
Total	$49,034	$19,153	$207	$162,596	$230,990	$11,533,028	$11,764,018

	At December 31, 2011
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,939	$7,245	$—	$75,977	$99,161	$3,080,870	$3,180,031
Permanent-NCLC	802	408	—	4,636	5,846	15,656	21,502
Construction	292	—	—	1,234	1,526	27,815	29,341
Liquidating portfolio-construction loans	—	—	—	—	—	8	8
Consumer:
Home equity loans	14,859	5,891	—	25,115	45,865	2,534,998	2,580,863
Liquidating portfolio-home equity loans	3,231	1,459	—	5,174	9,864	140,247	150,111
Other consumer	346	119	—	117	582	37,251	37,833
Commercial:
Commercial non-mortgage	3,267	1,399	162	27,969	32,797	1,905,085	1,937,882
Asset-based loans	—	—	—	1,904	1,904	452,590	454,494
Commercial real estate:
Commercial real estate	1,330	452	433	32,202	34,417	2,244,357	2,278,774
Commercial construction	—	—	—	—	—	73,525	73,525
Residential development	—	—	135	6,760	6,895	32,881	39,776
Equipment Financing	2,685	2,115	—	7,154	11,954	462,850	474,804
Total	$42,751	$19,088	$730	$188,242	$250,811	$11,008,133	$11,258,944
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

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and nine months ended September 30, 2012 and 2011, had the loans and leases been current in accordance with their original terms, totaled $4.7 million and $10.6 million and $6.6 million and $19.9 million, respectively.
Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs at September 30, 2012 and December 31, 2011:

(In thousands)	At September 30, 2012	December 31, 2011
Recorded investment of TDRs:
Accrual status	$363,083	$367,344
Non-accrual status	89,380	76,968
Total recorded investment	$452,463	$444,312
Accruing TDRs performing under modified terms more than one year	85.2%	76.0%
TDR specific reserves included in the balance of allowance for loan and lease losses	$30,703	$44,847
Additional funds committed to borrowers in TDR status (1)	4,417	7,872

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the three and nine months ended September 30, 2012 and 2011, Webster charged off $10.2 million and $33.8 million and $8.6 million and $15.8 million, respectively, the portion of TDRs deemed to be uncollectible.
The following table provides information on loans and leases modified as TDRs during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	119	$17,084	$17,084	4.7%	25	$4,455	$4,455	4.4%
Permanent-NCLC	1	357	357	4.5	3	1,053	1,053	3.8
Construction	1	159	159	6.4	—	—	—	—
Consumer:
Home equity loans	459	23,277	23,277	5.1	20	1,004	1,004	4.6
Liquidating portfolio-home equity loans	108	5,542	5,542	5.5	7	178	178	5.9
Commercial:
Commercial non-mortgage	8	4,786	4,786	3.1	8	23,911	23,911	6.3
Asset-based loans	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	4	21,507	21,507	2.2	1	230	230	5.0
Commercial construction	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Equipment Financing	1	248	248	6.1	1	200	200	8.0
Total TDRs	701	$72,960	$72,960	4.1%	65	$31,031	$31,031	5.9%

	Nine months ended September 30,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	169	$25,912	$25,912	4.4%	110	$25,219	$25,219	4.1%
Permanent-NCLC	1	357	357	4.5	6	2,211	2,211	4.0
Construction	2	263	263	6.6	—	—	—	—
Consumer:
Home equity loans	486	25,549	25,549	5.0	96	8,130	8,130	4.4
Liquidating portfolio-home equity loans	112	5,577	5,577	5.6	23	1,367	1,367	5.5
Commercial:
Commercial non-mortgage	33	21,772	21,772	6.3	43	41,337	41,337	6.2
Asset-based loans	—	—	—	—	3	2,563	2,563	5.2
Commercial real estate:
Commercial real estate	7	23,919	23,919	2.5	17	41,395	41,395	4.0
Commercial construction	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	2	719	719	5.3
Equipment Financing	8	590	590	6.7	1	200	200	8.0
Total TDRs	818	$103,939	$103,939	4.6%	301	$123,141	$123,141	4.9%
TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions. The following table provides information on how loans and leases were modified as TDRs during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$604	$—	$1,774	$14,706	$17,084	$1,757	$—	$2,698	$—	$4,455
Permanent-NCLC	—	—	357	—	357	—	—	1,053	—	1,053
Construction	—	—	—	159	159	—	—	—	—	—
Consumer:
Home equity loans	38	117	448	22,674	23,277	321	—	683	—	1,004
Liquidating portfolio-home equity loans	—	—	—	5,542	5,542	54	—	124	—	178
Commercial:
Commercial non-mortgage	—	—	737	4,049	4,786	—	—	95	23,816	23,911
Asset-based loans		—	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	—	—	—	21,507	21,507	—	—	230	—	230
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—	—	—
Equipment Financing	—	—	248	—	248	—	200	—	—	200
Total TDRs	$642	$117	$3,564	$68,637	$72,960	$2,132	$200	$4,883	$23,816	$31,031

	Nine months ended September 30,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$1,634	$1,006	$5,338	$17,934	$25,912	$7,682	$2,706	$13,327	$1,504	$25,219
Permanent-NCLC	—	—	357	—	357	—	—	2,211	—	2,211
Construction	—	—	104	159	263	—	—	—	—	—
Consumer:
Home equity loans	993	224	1,335	22,997	25,549	4,057	—	3,726	347	8,130
Liquidating portfolio-home equity loans	35	—	—	5,542	5,577	571	—	796	—	1,367
Commercial:
Commercial non-mortgage	314	—	1,023	20,435	21,772	5,607	3,217	301	32,212	41,337
Asset-based loans	—	—	—	—	—	—	—	2,563	—	2,563
Commercial real estate:
Commercial real estate	2,068	—	245	21,606	23,919	17,029	5,996	539	17,831	41,395
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—	719	719
Equipment Financing	142	—	288	160	590	—	200	—	—	200
Total TDRs	$5,186	$1,230	$8,690	$88,833	$103,939	$34,946	$12,119	$23,463	$52,613	$123,141

(1)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy (2012 only), and/or other concessions.
The Company’s loan and lease portfolio at September 30, 2012 included ten loans with an A Note/B Note structure, with a recorded investment of $35.7 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $14.0 million. TDR classification was removed from two A Notes totaling $14.0 million, as the borrowers have passed the minimum compliance with the modified terms requirements and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Seven of the ten A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.

The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	—	$—	7	$1,296
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	—	—	9	825
Liquidating portfolio-home equity loans	3	93	—	—
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	1	91
Asset-based loans	—	—	1	381
Commercial real estate:
Commercial real estate	—	—	1	408
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—
TOTAL	3	$93	19	$3,001

	Nine months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	1	$406	9	$1,833
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	3	554	13	841
Liquidating portfolio-home equity loans	3	93	2	3
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	2	182
Asset-based loans	—	—	1	381
Commercial real estate:
Commercial real estate	—	—	2	677
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—
TOTAL	7	$1,053	29	$3,917

The recorded investment in Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at September 30, 2012 and December 31, 2011, are as follows:

(In thousands)	At September 30, 2012	At December 31, 2011
(1) - (6) Pass	$56,782	$46,524
(7) Special Mention	10,191	4,622
(8) Substandard	174,279	220,899
(9) Doubtful	360	327
(10) Loss	—	—
Total	$241,612	$272,372

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
At September 30, 2012 and December 31, 2011, the recorded investment of Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure are as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011
(1) - (6) Pass	$2,527,259	$2,148,970	$2,383,685	$2,036,738	$358,157	$407,943
(7) Special Mention	54,871	32,578	51,037	58,238	12,475	15,416
(8) Substandard	163,356	208,555	200,148	296,478	31,116	51,445
(9) Doubtful	948	2,273	520	621	—	—
(10) Loss	—	—	—	—	—	—
Total	$2,746,434	$2,392,376	$2,635,390	$2,392,075	$401,748	$474,804
The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the Consumer and Residential portfolios. Refer to the loan portfolio aging analysis table included in this footnote.
For Consumer and Residential loans, the Company considers factors such as updated FICO scores, unemployment, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, as credit quality indicators. On an ongoing basis, the Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for 20 Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. The Case-Shiller data estimates, using broad MSAs that are informative for regional analysis but are not generally actionable on an individual loan basis, the amount of loans that may have balances in excess of the underlying collateral.

NOTE 4: Transfers of Financial Assets and Mortgage Servicing Rights
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participation interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. See a further discussion of the representation and warranties in Note 17 – Commitments and Contingencies.
The Company sold $212.2 million and $510.3 million consumer loans for the three and nine months ended September 30, 2012, respectively, and $57.4 million and $233.4 million consumer loans for the three and nine months ended September 30, 2011, respectively. Total loans sold included loans with servicing rights retained of $206.3 million and $497.6 million for the three and nine months ended September 30, 2012, respectively, and $49.0 million and $205.7 million for the three and nine months ended September 30, 2011, respectively. The net gain on the sale of loans of $6.5 million and $14.5 million for the three and nine months ended September 30, 2012, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, is included as mortgage banking activities in the Condensed Consolidated Statements of Operations. This includes a gain on commercial loan sale of $0.3 million for the three and nine months ended September 30, 2012 and $0.8 million for the nine months ended September 30, 2011.
Mortgage Servicing Rights
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are initially recognized at fair value. See a further discussion of fair value in Note 13 – Fair Value Measurements.
The Company serviced consumer loans for others amounting to $2.0 billion at September 30, 2012 and $1.9 billion at December 31, 2011. Loan servicing fees for others, net of mortgage servicing right amortization, was $0.4 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2011, respectively, and is included as a component of loan related fees in the Condensed Consolidated Statements of Operations.

NOTE 5: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at:

(In thousands)	At September 30, 2012	At December 31, 2011
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327
Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	11,512	15,238
Other (HSA Bank)	—	452
Other intangible assets	11,512	15,690
Total goodwill and other intangible assets	$541,399	$545,577

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which it relates are as follows:

	At September 30, 2012			At December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(37,908)	$11,512	$49,420	$(34,182)	$15,238
Other (HSA Bank)	4,699	(4,699)	—	4,699	(4,247)	452
Total	$54,119	$(42,607)	$11,512	$54,119	$(38,429)	$15,690
Amortization of intangible assets for the three and nine months ended September 30, 2012 and 2011 totaled $1.4 million and $4.2 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years:

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
The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In this analysis the discount rates ranged from 12.9% to 17.3%. The long-term growth rate used in determining the terminal value of the Retail, Consumer and Commercial reporting units was estimated at 4% and at 7% for the Other reporting unit and is based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations.There was no impairment indicated as a result of the Step 1 test performed at August 31, 2012, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values.

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2012	At December 31, 2011
Non-interest-bearing:
Demand	$2,786,525	$2,473,693
Interest-bearing:
Checking	1,655,358	1,551,105
Health savings accounts	1,227,858	1,027,415
Money market	2,340,717	2,021,056
Savings	3,776,280	3,748,121
Time deposits	2,626,699	2,834,635
Total interest bearing	11,626,912	11,182,332
Total deposits	$14,413,437	$13,656,025
Demand deposit overdrafts reclassified as loan balances	$1,941	$1,517
At September 30, 2012, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2012	$513,712
2013	1,313,882
2014	266,920
2015	328,689
2016	171,484
Thereafter	32,012
Total time deposits	$2,626,699
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At September 30, 2012	At December 31, 2011
Interest-bearing checking obtained through brokers	$41,372	$33,632
Time deposits obtained through brokers	119,052	119,052
Total brokered deposits	$160,424	$152,684

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings
The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At September 30, 2012	At December 31, 2011
Securities sold under agreements to repurchase:
Original maturity of one year or less	$304,815	$290,856
Callable at the option of the counterparty	300,000	400,000
Non-callable	450,000	250,850
	1,054,815	941,706
Other short-term borrowings:
Federal funds purchased	255,200	223,000
Total	$1,310,015	$1,164,706

At September 30, 2012 and December 31, 2011, repurchase agreements were used as a primary source of borrowed funds in addition to FHLB advances. Repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction.

NOTE 8: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank are summarized as follows:

	At September 30, 2012		At December 31, 2011
(In thousands)	Total Outstanding	Weighted Average Contractual Coupon Rate	Total Outstanding	Weighted Average Contractual Coupon Rate
Stated Maturity:
2012	$1,000,000	0.25%	$751,400	0.43%
2013	150,000	0.98	199,000	2.07
2016	145,934	1.80	145,934	1.80
2017-2032	156,635	1.47	155,470	1.58
	1,452,569	0.62%	1,251,804	0.99%
Unamortized premiums	91		805
Total Federal Home Loan Bank advances	$1,452,660		$1,252,609
At September 30, 2012, Webster Bank had pledged loans with an aggregate carrying value of $4.0 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion. At December 31, 2011, Webster Bank had pledged loans with an aggregate carrying value of $3.9 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion. At September 30, 2012 and December 31, 2011, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
Long-term debt consists of the following:

(In thousands)	Maturity date	Stated interest rate	At September 30, 2012	At December 31, 2011
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	102,579	177,480
Junior subordinated debt related to capital trusts:
Webster Capital Trust IV, fixed to floating-rate trust preferred securities (b)	2037	7.650%	—	136,070
Webster Statutory Trust I, floating-rate notes (c)	2033	3.339%	77,320	77,320
Total junior subordinated debt			77,320	213,390
Total notes and subordinated debt			329,899	540,870
Unamortized discount, net			(111)	(192)
Hedge accounting adjustments			5,890	11,911
Total long-term debt			$335,678	$552,589

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

(c)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.339% at September 30, 2012 and 3.502% at December 31, 2011.

NOTE 10: Regulatory Matters
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
The following table provides information on the capital ratios for Webster and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2012
Webster Financial Corporation
Total risk-based capital	$1,722,253	13.2%	$1,047,193	8.0%	$1,308,991	10.0%
Tier 1 capital	1,557,359	11.9	523,596	4.0	785,395	6.0
Tier 1 leverage capital ratio	1,557,359	8.2	756,176	4.0	945,220	5.0
Webster Bank, N.A.
Total risk-based capital	$1,691,800	13.0%	$1,044,669	8.0%	$1,305,836	10.0%
Tier 1 capital	1,528,224	11.7	522,334	4.0	783,502	6.0
Tier 1 leverage capital ratio	1,528,224	8.1	754,935	4.0	943,668	5.0
At December 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,766,468	14.6%	$967,017	8.0%	$1,208,772	10.0%
Tier 1 capital	1,577,991	13.1	483,509	4.0	725,263	6.0
Tier 1 leverage capital ratio	1,577,991	8.9	713,319	4.0	891,648	5.0
Webster Bank, N.A.
Total risk-based capital	$1,681,769	14.0%	$964,184	8.0%	$1,205,230	10.0%
Tier 1 capital	1,494,529	12.4	482,092	4.0	723,138	6.0
Tier 1 leverage capital ratio	1,494,529	8.4	711,572	4.0	889,466	5.0
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

Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation during the nine months ended September 30, 2012 and 2011 totaled $110.0 million and $125.0 million, respectively.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. Webster Financial Corporation completed the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012, and accordingly Webster does not include in its Tier 1 capital these trust preferred securities at September 30, 2012.

NOTE 11: Earnings Per Common Share
The calculation of basic and diluted earnings per common share from continuing and discontinued operations follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Earnings from continuing operations for basic and diluted earnings per common share:
Net income from continuing operations available to common shareholders	$44,378	$41,400	$123,326	$106,507
Less: dividends declared or accrued:
Common shareholders	(8,737)	(4,348)	(21,820)	(9,564)
Participating shares	(37)	(23)	(102)	(50)
Total undistributed income available to common shareholders	35,604	37,029	101,404	96,893
Add dividends paid to common shareholders	8,737	4,348	21,820	9,564
Less: income allocated to participating securities	(149)	(198)	(470)	(499)
Net income allocated to common shareholders	$44,192	$41,179	$122,754	$105,958
Earnings from discontinued operations for basic and diluted earnings per common share:
Net income from discontinued operations available to common shareholders	$—	$—	$—	$1,995
Shares:
Weighted average common shares outstanding - basic	87,394	87,046	87,301	86,978
Effect of dilutive securities:
Stock options and restricted stock	260	362	281	383
Warrants - Series A1 and A2	4,114	3,797	4,060	4,593
Warrants - other	116	—	112	—
Weighted average common shares outstanding - diluted	91,884	91,205	91,754	91,954
Earnings from continuing operations per common share:
Basic	$0.51	$0.48	$1.41	$1.22
Diluted	0.48	0.45	1.34	1.15
Earnings from discontinued operations per common share:
Basic	—	—	—	0.02
Diluted	—	—	—	0.02
Earnings per common share:
Basic	0.51	0.48	1.41	1.24
Diluted	0.48	0.45	1.34	1.17
Stock Options
Options to purchase 2.0 million shares for the three and nine months ended September 30, 2012 and 1.8 million shares for the three and nine months ended September 30, 2011, respectively, are excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 127.2 thousand and 145.4 thousand shares for the three and nine months ended September 30, 2012, respectively, and 1.0 thousand and 11.2 thousand for the three and nine months ended September 30, 2011, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and therefore are excluded from the calculation of diluted earnings per share for the respective periods.
Series A Preferred Stock
Series A Preferred Stock represents potential issuable common stock of 1.1 million shares at September 30, 2012 and 2011. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and therefore is excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011.

Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock at September 30, 2012 and 2011. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three and nine months ended September 30, 2012 and 2011. The initial exercise price of $10.00 increased to $11.50 for the A1 warrants on July 28, 2011 and for the A2 warrants on October 15, 2011. The exercise price will similarly increase to $13.00 for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of September 30, 2012, none of the A1 or A2 warrants have been exercised.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at September 30, 2012 and 2011, respectively. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the three and nine months ended September 30, 2012 and 2011.

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
Webster uses forward-starting interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps is marked through OCI during the swap term. Upon termination, the OCI gain or loss at the time of debt issuance is amortized into interest expense over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $14.5 million loss as of September 30, 2012.
Webster has two $25 million forward settle interest rate swap hedges outstanding as of September 30, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in July 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on July 2, 2013, and maturing on July 2, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between April 2, 2013 and January 2, 2014.
Webster has two $25 million forward settle interest rate swap hedges outstanding as of September 30, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in May and June 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1- month LIBOR indexed floating rate, effective on March 28, 2013, and maturing on March 28, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between December 28, 2012 and September 30, 2013.
Webster also has two $50 million forward settle interest rate swap hedges which became effective on September 5, 2012 and September 11, 2012, and will mature on June 5, 2018 and June 11, 2018, respectively. These swaps were entered into in May 2011 as forward settle swaps to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of 6-year debt, anticipated to occur by December 11, 2012. Each $50 million swap pays a fixed rate and receives 1-month LIBOR indexed floating rate.

The Company terminated two $50 million forward settle interest rate swap hedge transactions during March 2012 which qualified for cash flow hedge accounting. The swap terminations were cash settled upon entering into two four-year repurchase agreements effective March 21, 2012 and March 26, 2012. The termination loss of $5.8 million is recorded in OCI and will be amortized into interest expense over the term of the repurchase agreements maturing on March 21, 2016 and March 28, 2016.
Previously terminated forward settle swap losses are recorded in OCI and are amortized into earnings over the respective term of the associated issued debt instrument. At September 30, 2012, the remaining unamortized loss on the termination of cash flow hedges was $29.7 million. Over the next twelve months the Company will reclassify $7.2 million from OCI as an increase to interest expense. There was no hedge ineffectiveness for the three and nine months ended September 30, 2012 and 2011.
In addition, the Company has an accruing $100 million interest rate swap which became effective April 2010 and is designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to interest expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $0.9 million loss as of September 30, 2012.
Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months the Company estimates that $4.2 million will be reclassified as an increase to interest expense.
The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

		At September 30, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(861)	1	$100,000	$(1,521)
Forward settle interest rate swap on anticipated debt	Other liabilities	6	200,000	(14,524)	4	200,000	(15,050)
The net impact on interest expense related to cash flow hedges for the three and nine months ended September 30, 2012 and 2011 is presented below:

	Three months ended September 30,
	2012			2011
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$351	$1,139	$1,490	$400	$491	$891
Interest rate swaps on subordinated debt	—	(21)	(21)	—	(37)	(37)
Interest rate swaps repurchase agreement	—	830	830	—	469	469
Interest rate swaps on Trust Preferred Securities	—	(16)	(16)	—	(45)	(45)
Net impact on interest expense on borrowings	$351	$1,932	$2,283	$400	$878	$1,278

	Nine months ended September 30,
	2012			2011
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$1,018	$3,417	$4,435	$1,170	$1,229	$2,399
Interest rate swaps on subordinated debt	—	(70)	(70)	—	(112)	(112)
Interest rate swaps repurchase agreement	—	2,129	2,129	—	625	625
Interest rate swaps on Trust Preferred Securities	—	(105)	(105)	—	(135)	(135)
Net impact on interest expense on borrowings	$1,018	$5,371	$6,389	$1,170	$1,607	$2,777
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of September 30, 2012 and December 31, 2011.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At September 30, 2012, the remaining unamortized gain on the termination of fair value hedges was $5.9 million.
The net impact on interest expense related to fair value hedges for the three and nine months ended September 30, 2012 and 2011 is presented in the table below:

	Three months ended September 30,
	2012				2011
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$—	$—	$(799)	$(799)
Interest rate swaps on subordinated debt	—	—	(621)	(621)	—	—	(1,120)	(1,120)
Interest rate swaps on FHLB advances	—	—	—	—	—	—	(24)	(24)
Net impact on interest expense on borrowings	$—	$—	$(1,420)	$(1,420)	$—	$—	$(1,943)	$(1,943)

	Nine months ended September 30,
	2012				2011
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(2,398)	$(2,398)	$—	$—	$(2,398)	$(2,398)
Interest rate swaps on subordinated debt	—	—	(2,028)	(2,028)	—	—	(3,359)	(3,359)
Interest rate swaps on FHLB advances	—	—	—	—	(61)	(144)	50	(155)
Net impact on interest expense on borrowings	$—	$—	$(4,426)	$(4,426)	$(61)	$(144)	$(5,707)	$(5,912)

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
As of September 30, 2012 and December 31, 2011, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At September 30, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	157	$883,617	$54,383	127	$615,773	$45,140
Commercial loan interest rate swaps with floors	Other assets	11	23,396	2,102	12	25,217	1,994
Commercial loan interest rate caps	Other liabilities	21	160,381	(139)	13	119,186	(160)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	149	849,562	(46,562)	119	595,542	(40,269)
Commercial loan interest rate swaps	Other liabilities	1	34,000	55	4	20,180	13
Commercial loan interest rate swaps with floors	Other liabilities	11	23,396	(1,754)	12	25,217	(1,597)
Commercial loan interest rate caps	Other liabilities	21	160,381	139	13	119,186	160
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations as follows for three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012			2011
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(60)	$(60)	$—	$(17)	$(17)
Commercial loan interest rate derivatives, net	403	1,108	1,511	234	889	1,123
Fed funds futures contracts	—	(229)	(229)	—	(976)	(976)
Net impact on other non-interest income	$403	$819	$1,222	$234	$(104)	$130

	Nine months ended September 30,
	2012			2011
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(532)	$(532)	$—	$(134)	$(134)
Commercial loan interest rate derivatives, net	1,080	3,208	4,288	657	1,155	1,812
Fed funds futures contracts	—	(12)	(12)	—	(1,813)	(1,813)
Net impact on other non-interest income	$1,080	$2,664	$3,744	$657	$(792)	$(135)

Futures Contracts. On March 30, 2010, to hedge against a rise in short term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2012, Webster continued to roll the futures contracts but reduced the notional amount to $400 million beginning with the September 2011 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is $0.4 million and is reflected as other liabilities on the Condensed Consolidated Balance Sheets and the related income impact as non-interest income on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2012, the Company recognized $229 thousand and $12 thousand, respectively, in mark to market gains. During the three and nine months ended September 30, 2011, the Company recognized $1.0 million and $1.8 million, respectively, in mark to market losses.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2012, outstanding rate locks totaled approximately $194.3 million and the outstanding commitments to sell residential mortgage loans totaled approximately $225.2 million. Forward sales, which include mandatory forward commitments of approximately $220.0 million at September 30, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the Condensed Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $1.3 million and $0.2 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at September 30, 2012 and December 31, 2011.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has master ISDA agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex (CSA) to the master agreement with each of its institutional derivative counterparties. The ISDA master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each have a net unfavorable market value. In accordance with our CSA Agreements, approximately $61.4 million of collateral was pledged to those counterparties at September 30, 2012. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life , among other things, in determining if any adjustments related to credit risk are required. The Company's net current credit exposure relating to interest rate swaps with bank customers was $56.5 million at September 30, 2012. In addition, the Company monitors potential future exposure, representing our best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate swaps with bank customers totaled $8.0 million at September 30, 2012. The credit exposure is mitigated as transactions with customers are secured by the collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.

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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing services’ assumptions and establishes processes to challenge pricing services’ valuations that appear unusual or unexpected. Level 2 securities include agency CMOs-GSE, corporate debt, single-issuer trust preferred securities, mortgage-backed securities-GSE, CMBS securities and auction rate preferred securities.
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

Investments in Private Equity Funds
The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain of the funds are included at fair value based upon the net asset value of the respective fund. At September 30, 2012, investments in private equity funds consisted of $1.6 million recorded at fair value and $10.3 million recorded at cost. These are private investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The investments in private equity funds included at fair value are classified within Level 3 of the fair value hierarchy. The investments in private equity funds that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $1.9 million in unfunded commitments remaining for its investments in private equity funds at September 30, 2012.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, including them in the Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the Condensed Consolidated Statements of Operations. The cost basis of the investments held in the Rabbi Trust is $5.5 million at September 30, 2012.
Derivative Instruments
Derivative instruments are internally valued using observable inputs obtained from third parties. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, the Company evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the Company and its counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At September 30, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,474,210	—	1,474,210	—
Corporate debt	118,138	—	118,138	—
Pooled trust preferred securities	28,253	—	—	28,253
Single issuer trust preferred securities	41,420	—	41,420	—
Equity securities	8,295	8,095	200	—
Mortgage-backed securities- GSE	1,069,217	—	1,069,217	—
CMBS	380,621	—	380,621	—
Total available for sale securities	3,120,354	8,295	3,083,806	28,253
Derivative instruments:
Interest rate swaps	56,485	—	56,485	—
Mortgage banking derivatives	1,323	—	1,323	—
Investments held in Rabbi Trust	5,706	5,706	—	—
Investments in private equity funds	1,615	—	—	1,615
Total financial assets held at fair value	$3,185,483	$14,001	$3,141,614	$29,868
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$63,646	$—	$63,646	$—
Fed Fund futures contracts	447	447	—	—
Visa Swap	3	—	3	—
Total financial liabilities held at fair value	$64,096	$447	$63,649	$—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs - GSE	1,940,242	—	1,940,242	—
Pooled trust preferred securities	28,998	—	—	28,998
Single issuer trust preferred securities	38,214	—	38,214	—
Equity securities	9,447	8,472	—	975
Mortgage-backed securities- GSE	527,310	—	527,310	—
CMBS	330,353	—	330,353	—
Total available for sale securities	2,874,764	8,672	2,836,119	29,973
Derivative instruments:
Interest rate swaps	47,134	—	47,134	—
Investments in private equity funds	2,841	—	—	2,841
Total financial assets held at fair value	$2,924,739	$8,672	$2,883,253	$32,814
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$58,424	$—	$58,424	$—
Fed Fund futures contracts	1,365	—	1,365	—
Visa Swap	2	—	2	—
Total financial liabilities held at fair value	$59,791	$—	$59,791	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Level 3, beginning of period (a)	$30,976	$50,628	$32,814	$61,098
Transfers out of Level 3 (b)	—	—	(975)	—
Change in unrealized loss included in other comprehensive income	1,587	(13,569)	2,279	(11,492)
Unrealized gain (loss) included in net income	(539)	(213)	(1,161)	(186)
Realized loss on sale of available for sale securities	—	—	—	(3,343)
Purchases/capital calls	—	179	126	411
Sales/proceeds	—	—	—	(5,487)
Accretion/amortization	63	213	79	488
Calls/paydowns	(2,219)	(2,746)	(3,294)	(6,759)
Other	—	—	—	(238)
Level 3, end of period	$29,868	$34,492	$29,868	$34,492

(a)
The Company's investments in private equity funds are included in Level 3 and has adjusted prior period balances to conform to the current period’s presentation. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with reporting requirements resulting from the adoption of ASU 2011-4 Fair Value Measurement (Topic 820) “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”.

(b)
As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At September 30, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$28,253	Discounted cash flow	Discount rate	6.55 - 10.86% (9.52%)
			Credit spread	394 - 825 bp (691 bp)
Discount rates are derived for each security depending on the original rating or a notched down rating based on management's judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are published industry credit spreads and 30 year swap rate. When discount rates increase as a result of increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and therefore a decrease in fair value.
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
Impaired Loans
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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$34,618	Real Estate Appraisals	Discount for dated appraisal	0% - 15%
			Discount for costs to sell	3% - 8%
			Discount for payment status	25% - 33%
		Asset Appraisals	Discount to Inventory	21.4%
			Reduction for estimated accounts receivable recovery	98.8%
Other Real Estate	$2,622	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	15% - 60%
Mortgage Servicing Rights	$11,013	Discounted cash flow	Prepayment speeds	7.4% - 25%
			Discount Rates	2.6% - 4.4%
Assets and Liabilities Disclosed at Fair Value
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.
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
Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
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
Federal Home Loan Bank Advances and Other Long Term Debt
The fair value of long term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit and option risk. Long term debt and Federal Home Loan Bank advances are classified within Level 2 of the fair value hierarchy.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At September 30, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,120,354	$8,295	$3,083,806	$28,253
Securities held-to-maturity	3,142,160	—	3,321,317	—
Loans held for sale	91,207	—	—	91,207
Loans, net	11,727,652	—	—	11,626,902
Mortgage servicing assets (a)	12,407	—	—	12,811
Investments in private equity funds	1,615	—	—	1,615
Derivative instruments	56,485	—	56,485	—
Investments held in Rabbi Trust	5,706	5,706	—	—
Liabilities
Deposits other than time deposits	$11,786,738	$—	$11,786,738	$—
Time deposits	2,626,699	—	2,670,366	—
Securities sold under agreements to repurchase and other short-term borrowings	1,310,015	—	1,373,475	—
Federal Home Loan Bank advances (b)	1,452,660	—	1,478,212	—
Long-term debt (c)	335,678	—	296,667	—
Derivative instruments	64,096	447	63,649	—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$2,874,764	$8,672	$2,836,119	$29,973
Securities held-to-maturity	2,973,727	—	3,130,546	—
Loans held for sale	57,391	—	—	57,391
Loans, net	10,991,917	—	—	11,097,390
Mortgage servicing assets (a)	7,831	—	—	9,968
Investments in private equity funds	12,343	—	—	12,343
Derivative instruments	47,134	—	47,134	—
Liabilities
Deposits other than time deposits	$10,821,390	$—	$10,619,712	$—
Time deposits	2,834,635	—	2,883,006	—
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	—	1,212,228	—
Federal Home Loan Bank advances (b)	1,252,609	—	1,283,871	—
Long-term debt (c)	552,589	—	505,635	—
Derivative instruments	59,791	—	59,791	—

(a)
The carrying amount of mortgage servicing assets is net of $1.6 million and $0.9 million reserves at September 30, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

(b)
The carrying amount of FHLB advances is net of $0.1 million and $0.8 million in hedge accounting adjustments and discounts at September 30, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

(c)
The carrying amount of Long-term debt is net of $5.8 million and $11.7 million in hedge accounting adjustments and discounts at September 30, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

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

NOTE 14: Pension and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost (income) for the three and nine months ended September 30, as indicated:

	Three months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost	$7	$43	$—	$—	$—	$—
Interest cost	1,827	1,866	79	78	44	54
Expected return on plan assets	(2,517)	(2,638)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Amortization of net loss	1,525	669	18	(16)	26	18
Net periodic benefit cost (income) recognized in net income	$842	$(60)	$97	$62	$88	$90

	Nine months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost	$22	$131	$—	$—	$—	$—
Interest cost	5,480	5,597	237	262	132	162
Expected return on plan assets	(7,551)	(7,913)	—	—	—	—
Amortization of prior service cost	—	—	—	—	54	54
Amortization of net loss	4,577	2,006	53	—	77	49
Net periodic benefit cost (income) recognized in net income	$2,528	$(179)	$290	$262	$263	$265
The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
The Bank is also a sponsor of a multiple-employer plan, EIN/Pension Plan Number 13-5645888/333, (the "Fund”) administered by Pentegra for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. All benefit accruals were frozen as of September 1, 2004.
According to the Fund’s administrators, as of July 1, 2012, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $1.0 million. Webster made $0.4 million and $1.2 million in contributions into the Fund for the three and nine months ended September 30, 2012.
Webster's portion of the plan was underfunded by $5.9 million as of July 1, 2011. The decrease in the underfunded liability is due to the adoption of the Moving Ahead for Progress in the 21 Century Act ("MAP-21") which was enacted on July 6, 2012. MAP-21 provides for higher interest rates for 2012 and the following two or three years for calculating the Fund's liability.

NOTE 15: Stock-Based Compensation Plans
Webster has established stock-based compensation plans that cover certain employees and directors, as the Company believes that such awards better align the interests of its employees with those of its shareholders. Shares for awards of restricted stock or the exercise of stock options are expected to come from the Company’s treasury shares or authorized and unissued shares. The cost of the stock-based compensation plans is recognized based upon the grant-date fair value, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures, as a component of compensation and benefits reflected in non-interest expense. Stock-based compensation expense was $2.6 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, consisting of (1) stock options expense of $737 thousand and $221 thousand, respectively, and (2) restricted stock expense of $1.8 million and $1.3 million, respectively. Stock-based compensation expense was $6.7 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively, consisting of (1) stock options expense of $1.8 million and $602 thousand and (2) restricted stock expense of $4.9 million and $4.0 million, respectively.
Stock Options
The following table provides a summary of stock option activity under the plans for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of period	2,820,285	$29.27	2,513,327	$30.03
Options granted	—	—	398,616	23.81
Options exercised	29,833	12.85	62,707	12.85
Options forfeited or expired	45,301	27.52	104,085	31.32
Options outstanding, at end of period	2,745,151	$29.47	2,745,151	$29.47
Options exercisable, at end of period	2,168,744	$31.86	2,168,744	$31.86
Options expected to vest, at end of period	530,693	$20.25	530,693	$20.25
At September 30, 2012, total options outstanding included 2,481,816 non-qualified and 263,335 incentive stock options. As of September 30, 2012, there was $3.0 million of unrecognized compensation cost related to non-vested options expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2012	2011
Weighted-average assumptions:
Expected term (years)	6.6	6.5
Expected dividend yield	1.00%	1.00%
Expected forfeiture rate	9.00%	9.00%
Expected volatility	61.03%	57.41%
Risk-free interest rate	1.30%	2.68%
Fair value of option at grant date	$11.71	$12.74

Restricted Stock
The following tables summarize restricted share activity, under the plans, for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted shares, at beginning of period	409,691	$21.36	129,277	$25.44
Granted	2,819	20.52	—
Vested	69,413	19.70	11,897	25.44
Forfeited/Modified	57,044	21.24	6,338	25.44
Restricted shares, at end of period	286,053	$21.78	111,042	$25.44

	Nine months ended September 30, 2012
	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted shares, at beginning of period	384,385	$20.20	—	$—
Granted	186,898	22.39	149,479	25.44
Vested	219,353	19.61	32,099	25.44
Forfeited/Modified	65,877	21.30	6,338	25.44
Restricted shares, at end of period	286,053	$21.78	111,042	$25.44
For the nine months ended September 30, 2012, there were 4,497 shares of time-based restricted stock, of which all were granted in the first six months of 2012 and for the nine months ended September 30, 2012 there were 112,889 performance-based awards granted to senior management, of which all were granted during the first three months of 2012. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant. A portion of the shares vest dependent upon Webster’s ranking for total shareholder return versus the KBW Regional Banking Index and the remaining portion vest dependent on Webster’s return on equity over the three year vesting period. As of September 30, 2012, there was $10.0 million of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over a remaining weighted-average vesting period of 2.0 years.
During 2012, certain restricted shares were converted into restricted units. A total of 164,260 restricted shares were converted into 112,764 restricted units that were previously vested and 51,496 restricted units that will vest in future periods. There was no additional compensation expense recognized as a result of the modification.

The following tables summarize restricted unit activity, under the plans, for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
	Time-Based
	Number of Units	Weighted Average Grant Date Fair Value
Restricted units, at beginning of period	—	$—
Modified	51,496	21.11
Vested	9,215	18.22
Restricted units, at end of period	42,281	$21.74

	Nine months ended September 30, 2012
	Time-Based
	Number of Units	Weighted Average Grant Date Fair Value
Restricted units, at beginning of period	—	$—
Modified	51,496	21.11
Vested	9,215	18.22
Restricted units, at end of period	42,281	$21.74

NOTE 16: Business Segments
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and nine months ended September 30, 2012, 76.8% and 65.7% of the provision expense is specifically attributable to business segments and reported accordingly.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.
The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended September 30, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$48,127	$59,639	$26,661	$8,526	$142,953	$1,937	$144,890
(Benefit) provision for loan and lease losses	(5,540)	1,019	8,690	(328)	3,841	1,159	5,000
Net interest income after provision for loan and lease losses	53,667	58,620	17,971	8,854	139,112	778	139,890
Non-interest income	7,191	23,098	7,214	7,139	44,642	3,837	48,479
Non-interest expense	24,935	66,076	18,377	10,993	120,381	3,506	123,887
Income from continuing operations before income taxes	35,923	15,642	6,808	5,000	63,373	1,109	64,482
Income tax expense	10,859	4,731	2,055	1,512	19,157	332	19,489
Net income attributable to Webster Financial Corporation	$25,064	$10,911	$4,753	$3,488	$44,216	$777	$44,993

	Three months ended September 30, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$43,511	$60,301	$26,459	$6,678	$136,949	$4,736	$141,685
(Benefit) provision for loan and lease losses	(6,989)	5,912	12,026	245	11,194	(6,194)	5,000
Net interest income after provision for loan and lease losses	50,500	54,389	14,433	6,433	125,755	10,930	136,685
Non-interest income	5,838	26,226	2,907	5,960	40,931	3,760	44,691
Non-interest expense	24,216	68,253	18,648	9,900	121,017	2,201	123,218
Income (loss) from continuing operations before income taxes	32,122	12,362	(1,308)	2,493	45,669	12,489	58,158
Income tax expense (benefit)	8,852	3,437	(438)	684	12,535	3,392	15,927
Income (loss) from continuing operations	23,270	8,925	(870)	1,809	33,134	9,097	42,231
Income from discontinued operations	—	—	—	—	—	—	—
Income (loss) before noncontrolling interests	23,270	8,925	(870)	1,809	33,134	9,097	42,231
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income (loss) attributable to Webster Financial Corporation	$23,270	$8,925	$(870)	$1,809	$33,134	$9,097	$42,231

	Nine months ended September 30, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$137,610	$175,258	$80,735	$24,824	$418,427	$14,209	$432,636
(Benefit) provision for loan and lease losses	(10,979)	3,163	17,684	(668)	9,200	4,800	14,000
Net interest income after provision for loan and lease losses	148,589	172,095	63,051	25,492	409,227	9,409	418,636
Non-interest income	21,365	67,292	17,093	21,553	127,303	12,515	139,818
Non-interest expense	74,662	201,809	55,623	33,275	365,369	13,510	378,879
Income from continuing operations before income taxes	95,292	37,578	24,521	13,770	171,161	8,414	179,575
Income tax expense	28,870	11,385	7,429	4,172	51,856	2,548	54,404
Net income attributable to Webster Financial Corporation	$66,422	$26,193	$17,092	$9,598	$119,305	$5,866	$125,171

	Nine months ended September 30, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$124,810	$171,706	$80,729	$18,352	$395,597	$27,162	$422,759
(Benefit) provision for loan and lease losses	(14,230)	12,936	25,445	11	24,162	(4,162)	20,000
Net interest income after provision for loan and lease losses	139,040	158,770	55,284	18,341	371,435	31,324	402,759
Non-interest income	18,527	76,864	7,096	17,847	120,334	14,462	134,796
Non-interest expense	79,195	208,866	56,768	29,758	374,587	9,817	384,404
Income from continuing operations before income taxes	78,372	26,768	5,612	6,430	117,182	35,969	153,151
Income tax expense	22,594	7,717	1,618	1,854	33,783	10,369	44,152
Income from continuing operations	55,778	19,051	3,994	4,576	83,399	25,600	108,999
Income from discontinued operations	—	—	—	—	—	1,995	1,995
Income before noncontrolling interests	55,778	19,051	3,994	4,576	83,399	27,595	110,994
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)
Net income attributable to Webster Financial Corporation	$55,778	$19,051	$3,995	$4,576	$83,400	$27,595	$110,995

	Total Assets
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At September 30, 2012	$4,819,511	$1,604,029	$5,957,594	$273,214	$12,654,348	$7,075,314	$19,729,662
At December 31, 2011	$4,359,405	$1,546,457	$5,869,028	$245,554	$12,020,444	$6,693,896	$18,714,340

NOTE 17: Commitments and Contingencies
Lease Commitments. At September 30, 2012, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.0 million and $15.1 million and $5.2 and $15.4 million for the three and nine months ended September 30, 2012 and 2011, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Operations. Webster receives rental income under various non-cancellable operating leases for properties owned. Rental income was negligible and $0.5 million and $0.3 million and $0.9 million for the three and nine months ended September 30, 2012 and 2011, respectively, and is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Operations. There has been no significant change in future minimum lease payments payable since December 31, 2011. See Webster’s 2011 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At September 30, 2012	At December 31, 2011
Commitments to extend credit	$509,209	$318,001
Unfunded commitments under existing lines and loans	3,310,585	3,390,816
Standby letters of credit	140,515	159,930
Commercial letters of credit	4,048	3,087
Total financial instruments with off-balance sheet risk	$3,964,357	$3,871,834
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$5,463	$5,816	$5,449	$9,378
Provision	—	—	—	—
Reserve release	(267)	(576)	(253)	(4,138)
Ending balance	$5,196	$5,240	$5,196	$5,240

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
The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$2,394	$2,401	$2,269	$3,658
Provision	522	124	1,103	2,752
Loss on repurchased loans and settlements	(312)	(254)	(768)	(4,139)
Ending balance	$2,604	$2,271	$2,604	$2,271
The provision recorded at the time of loan sale is netted from mortgage banking activities and is included as a component of non-interest income, while any incremental provision, post loan sale, is recorded in other non-interest expense, in the accompanying Condensed Consolidated Statements of Operations.
Litigation Reserves. Webster is involved in routine legal proceedings occurring in the ordinary course of business and is subject to loss contingencies related to such litigation and claims arising there from. Webster evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. These accruals are periodically reviewed and may be adjusted as circumstances change. Webster also estimates certain loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters.
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of September 30, 2012 any reasonably possible losses in addition to amounts accrued are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2011, included in its 2011 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012, or any future period.
Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for the periods ended September 30, 2012.
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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in the Company’s investment portfolio.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Impairment of the Company’s goodwill or other intangible assets.

•	Changes in competitive environment among banks, financial holding companies and other financial service providers.

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
It is difficult to predict at this time what specific impact certain provisions the Dodd-Frank Act and its yet to be written implementing rules and regulations will have on the Company, including any regulations promulgated by the Consumer Financial Protection Bureau. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) approved three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.
On October 9, 2012 the FDIC finalized the definitions of "higher-risk" consumer and C&I loans and securities used under Large Bank Pricing (LBP) of deposit insurance assessments adopted February 25, 2011 for banks with $10 billion or more of assets. The final rule, among other things, renames leveraged loans “higher-risk C&I loans and securities”; renames subprime consumer loans “higher-risk consumer loans”; clarifies when an asset must be identified as higher risk; and clarifies the way securitizations are identified as higher risk. The Company is still in the process of assessing the impact of the final rule on the overall FDIC assessment rate. The new definitions will be incorporated in the LBP assessment effective April 1, 2013.
On October 9, 2012 the FDIC, the OCC, and the Federal Reserve Board issued separate but similar Dodd-Frank Act-mandated final rules requiring covered banks and bank holding companies with more than $10 billion in total consolidated assets to conduct annual company-run stress tests. The final rules require banks with more than $50 billion in assets to begin conducting annual stress tests this year, although both agencies reserve the authority to allow them to delay implementation on a case-by-case basis where warranted. The agencies anticipate releasing stress-testing scenarios in November and those $50 billion-plus institutions will use their data as of September 30, 2012 to conduct the stress tests. Results are due in January 2013. The agencies’ rules also delay implementation until October 2013 for covered institutions with total consolidated assets between $10 billion and $50 billion.

RESULTS OF OPERATIONS
Summary of Performance
Webster’s income from continuing operations was $45.0 million, or $0.48 per diluted share for the three months ended September 30, 2012 an increase of $2.8 million when compared to $42.2 million or $0.45 per diluted share for the three months ended September 30, 2011. Income from continuing operations was $125.2 million or $1.34 per diluted share for the nine months ended September 30, 2012, an increase of $16.2 million when compared to $109.0 million or $1.15 per diluted share for the nine months ended September 30, 2011. The $2.8 million increase in income from continuing operations in the three months ended September 30, 2012 is due to a $3.2 million increase in net interest income, a $3.8 million increase in non-interest income, partially offset by a $3.6 million increase in income tax expense. The $16.2 million increase in income from continuing operations in the nine months ended September 30, 2012 is due to a $9.9 million increase in net interest income, a $6.0 million decrease in provision for loan and lease losses, a $5.0 million increase in non-interest income, a $5.5 million decrease in non-interest expense, partially offset by a $10.3 million increase in income tax expense.
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2012	2011	2012	2011
Earnings:
Net interest income	$144,890	$141,685	$432,636	$422,759
Provision for loan and lease losses	5,000	5,000	14,000	20,000
Total non-interest income	48,479	44,691	139,818	134,796
Total non-interest expense	123,887	123,218	378,879	384,404
Income from continuing operations	44,993	42,231	125,171	108,999
Income from discontinued operations, net of tax	—	—	—	1,995
Net loss attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Webster Financial Corporation	44,993	42,231	125,171	110,995
Net income available to common shareholders	44,378	41,400	123,326	108,502
Per Share Data:
Weighted-average common shares - diluted	91,884	91,205	91,754	91,954
Net income from continuing operations per common share - diluted (a)	$0.48	$0.45	$1.34	$1.15
Net income available to common shareholders per common share - diluted (a)	0.48	0.45	1.34	1.17
Dividends declared per common share	0.10	0.05	0.25	0.11
Book value per common share	22.24	20.65	22.24	20.65
Tangible book value per common share	16.13	14.47	16.13	14.47
Dividends declared per Series A preferred share	21.25	21.25	63.75	63.75
Dividends declared per subsidiary preferred share	—	0.2156	—	0.6468
Selected Ratios:
Return on average assets (b)	0.92%	0.94%	0.87%	0.82%
Return on average shareholders' equity (b)	9.18	9.14	8.70	8.11
Net interest margin	3.28	3.49	3.32	3.48
Efficiency ratio	62.25	62.22	63.86	64.90
Tangible equity ratio	7.54	7.32	7.54	7.32
Tier 1 common equity to risk weighted assets	11.10	11.01	11.10	11.01

(a)
For the three and nine months ended September 30, 2012 and 2011, the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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
See the table below for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP at or for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
Efficiency ratio (Non GAAP)	2012	2011	2012	2011
Non interest expense (GAAP)	$123,887	$123,218	$378,879	$384,404
Less: Foreclosed property (income) expense	(291)	4	(982)	2,077
Intangible assets amortization	1,384	1,397	4,178	4,191
Severance	136	1,555	863	2,615
Debt prepayment penalties	391	—	4,040	—
Write-down for expedited asset disposition	—	—	—	5,073
Warrant registration	—	—	—	350
Loan repurchase and unfunded commitment reserve benefit, net	—	—	—	(1,436)
Branch and facility optimization	69	2,183	150	3,315
Litigation	—	(254)	—	232
Non interest expense (Non GAAP)	122,198	118,333	370,630	367,987
Net interest income (before provision) (GAAP)	144,890	141,685	432,636	422,759
FTE adjustment	3,740	3,798	11,271	11,486
Non interest income (GAAP)	48,479	44,691	139,818	134,796
Less: Net gain on securities	810	—	3,347	2,024
Income (Non GAAP)	$196,299	$190,174	$580,378	$567,017
Efficiency ratio (Non GAAP)	62.25%	62.22%	63.86%	64.90%

(Dollars in thousands)	At September 30,
Tangible equity ratio (Non GAAP):	2012	2011
Shareholders equity (GAAP)	$1,983,678	$1,845,846
Less: Non controlling interests (GAAP)	—	9,577
Less: Goodwill and other intangible assets (GAAP)	541,399	546,974
Add back: DTL related to other intangible assets (GAAP)	4,123	5,980
Tangible equity (Non GAAP)	1,446,402	1,295,275
Total Assets	19,729,662	18,224,011
Less: Goodwill and other intangible assets (GAAP)	541,399	546,974
Add back: DTL related to other intangible assets (GAAP)	4,123	5,980
Tangible assets (Non GAAP)	$19,192,386	$17,683,017
Tangible equity ratio (Non GAAP)	7.54%	7.32%

(Dollars in thousands)	At September 30,
Tangible book value per common share (Non GAAP):	2012	2011
Shareholders equity (GAAP)	$1,983,678	$1,845,846
Less: Non controlling interests (GAAP)	—	9,577
Less: Preferred equity (GAAP)	28,939	28,939
Less: Goodwill and Other intangible assets (GAAP)	541,399	546,974
Add back: DTL related to other intangibles (GAAP)	4,123	5,980
Tangible common equity (Non - GAAP)	$1,417,463	$1,266,336
Common shares outstanding	87,899	87,507
Tangible book value per common share (Non GAAP)	$16.13	$14.47

	At September 30,
Tier 1 common equity/ risk weighted assets (Non GAAP):	2012	2011
Shareholders equity (GAAP)	$1,983,678	$1,845,846
Less: Non controlling interests (GAAP)	—	9,577
Less: Preferred equity (GAAP)	28,939	28,939
Less: Goodwill and Other intangible assets (GAAP)	541,399	546,974
Less: Disallowed mortgage servicing asset (regulatory)	878	—
Add back: Accumulated other comprehensive loss (GAAP)	29,277	33,127
DTL (DTA) related to goodwill and other intangibles (regulatory)	11,694	4,536
Tier 1 common equity (regulatory)	$1,453,433	$1,298,019
Risk-weighted assets (regulatory)	$13,090,000	$11,788,034
Tier 1 common equity/ risk weighted assets (Non GAAP)	11.10%	11.01%

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.6% of total revenue during the first nine months of 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size, duration and credit risk of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.

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

	Three months ended September 30, 2012 vs. 2011 Increase (decrease) due to			Nine months ended September 30, 2012 vs. 2011 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(6,192)	$6,237	$45	$(15,719)	$13,546	$(2,173)
Loans held for sale	(76)	465	389	(387)	1,332	945
Investment securities	(9,859)	7,079	(2,780)	(23,701)	19,015	(4,686)
Total interest income	$(16,127)	$13,781	$(2,346)	$(39,807)	$33,893	$(5,914)
Interest on interest-bearing liabilities:
Deposits	$(5,184)	$797	$(4,387)	$(18,586)	$747	$(17,839)
Borrowings	(5,551)	4,387	(1,164)	(13,686)	15,734	2,048
Total interest expense	(10,735)	5,184	(5,551)	(32,272)	16,481	(15,791)
Net change in net interest income	$(5,392)	$8,597	$3,205	$(7,535)	$17,412	$9,877

Net interest income totaled $144.9 million for the three months ended September 30, 2012 compared to $141.7 million for the three months ended September 30, 2011, an increase of $3.2 million. The increase in net interest income during the three months ended September 30, 2012 was primarily related to an increase in average interest earning assets, partially offset by a decrease in the net interest margin. Average interest-earning assets for the three months ended September 30, 2012 increased $1.4 billion from the three months ended September 30, 2011. The net interest margin decreased 21 basis points from 3.49% during the three months ended September 30, 2011 to 3.28% during the three months ended September 30, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 39 basis points from 4.27% during the three months ended September 30, 2011 to 3.88% during the three months ended September 30, 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Net interest income totaled $432.6 million for the nine months ended September 30, 2012 compared to $422.8 million for the nine months ended September 30, 2011, an increase of $9.9 million. The increase in net interest income during the nine months ended September 30, 2012 was primarily related to an increase in average interest earning assets, partially offset by a decrease in the net interest margin. Average interest-earning assets for the nine months ended September 30, 2012 increased $1.2 billion from the nine months ended September 30, 2011. The net interest margin decreased 16 basis points from 3.48% during the nine months ended September 30, 2011 to 3.32% during the nine months ended September 30, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields, the repayment of higher yielding loans and the origination of lower yielding loans, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 33 basis points from 4.31% during the nine months ended September 30, 2011 to 3.98% during the nine months ended September 30, 2012. The average yield on on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates have remained at historically low levels during the reported periods.
Average loans increased $410.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The loan portfolio yield decreased 19 basis points to 4.21% for the nine months ended September 30, 2012 and comprised 64.2% of the average interest-earning assets at September 30, 2012, compared to the loan portfolio yield of 4.40% for the nine months ended September 30, 2011 which comprised 66.2% of the average interest-earning assets at September 30, 2011. The decrease in the yield on the average loan portfolio is due to the repayment of higher yielding loans and the origination of lower yielding loans in a low interest rate environment.

The average securities portfolio increased $746.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The yield on investment securities decreased 64 basis points to 3.63% for the nine months ended September 30, 2012 and comprised 34.1% of average interest-earning assets at September 30, 2012, compared to the yield on investment securities of 4.27% for the nine months ended September 30, 2011 which comprised 32.0% of the average interest-earning assets at September 30, 2011. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in anticipation of declines in long term interest rates and a protracted low rate environment.
Average deposits increased $161.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The $161.7 million increase is due to a $323.5 million increase in non-interest bearing deposits, partially offset by a $161.7 decrease in interest bearing deposits. The average cost of deposits decreased 18 basis points to 0.43% for the nine months ended September 30, 2012 from 0.61% for the nine months ended September 30, 2011. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposits to total interest bearing deposits decreased from 26.4% for the nine months ended September 30, 2011 to 23.9% for the nine months ended September 30, 2012.
Average total borrowings increased $967.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The $967.1 million increase is due to a $906.3 million increase in average Federal Home Loan Bank advances, a $183.0 million increase in securities sold under agreements to repurchase and other short-term borrowings, partially offset by a $122.2 million decrease in average long-term debt. The increase in short term borrowings is due to the replacement of long term funding with short term, lower cost funding in anticipation of declines in long term interest rates and a protracted low rate environment. The decrease in average long-term debt is due to the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012, which also resulted in an 11 basis point decrease in the cost of long-term debt.

The following tables summarize the Company's average balances (average balances are daily averages), interest and yields on major categories of Webster's interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,608,334	$121,367	4.14%	$11,023,674	$121,322	4.36%
Securities (b)	6,145,414	53,010	3.48	5,344,987	55,916	4.22
Federal Home Loan and Federal Reserve Bank stock	142,595	879	2.45	143,874	823	2.27
Interest-bearing deposits	91,502	45	0.19	89,273	33	0.14
Loans held for sale	82,006	655	3.19	25,593	266	4.17
Total interest-earning assets	18,069,851	175,956	3.88%	16,627,401	178,360	4.27%
Noninterest-earning assets	1,420,460			1,326,641
Total assets	$19,490,311			$17,954,042
Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,726,790			$2,358,392
Savings, checking & money market deposits	8,935,878	$5,137	0.23%	8,402,300	$7,308	0.35%
Time deposits	2,677,939	9,406	1.40	2,997,188	11,622	1.54
Total deposits	14,340,607	14,543	0.40	13,757,880	18,930	0.55
Securities sold under agreements to repurchase and other short-term borrowings	1,171,787	5,594	1.87	1,112,177	4,384	1.54
Federal Home Loan Bank advances	1,433,037	3,942	1.08	465,475	3,551	2.99
Long-term debt	361,468	3,247	3.59	557,585	6,012	4.31
Total borrowings	2,966,292	12,783	1.70	2,135,237	13,947	2.58
Total interest-bearing liabilities	17,306,899	27,326	0.62%	15,893,117	32,877	0.82%
Noninterest-bearing liabilities	222,929			202,682
Total liabilities	17,529,828			16,095,799
Equity	1,960,483			1,858,243
Total liabilities and equity	$19,490,311			$17,954,042
Fully tax-equivalent net interest income		148,630			145,483
Less: tax equivalent adjustments		(3,740)			(3,798)
Net interest income		$144,890			$141,685
Interest-rate spread			3.26%			3.45%
Net interest margin			3.28%			3.49%

(a)	On a fully tax-equivalent basis.

(b)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,435,430	$363,487	4.21%	$11,024,732	$365,660	4.40%
Securities (b)	6,076,750	164,187	3.63	5,330,255	169,155	4.27
Federal Home Loan and Federal Reserve Bank stock	142,912	2,636	2.46	143,874	2,486	2.31
Interest-bearing deposits	78,852	107	0.18	121,020	190	0.21
Loans held for sale	67,411	1,810	3.58	25,725	865	4.49
Total interest-earning assets	17,801,355	532,227	3.98%	16,645,606	538,356	4.31%
Noninterest-earning assets	1,399,566			1,325,336
Total assets	$19,200,921			$17,970,942
Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,572,851			$2,249,378
Savings, checking & money market deposits	8,747,401	$16,216	0.25%	8,572,577	$27,445	0.43%
Time deposits	2,739,829	29,485	1.44	3,076,384	36,095	1.57
Total deposits	14,060,081	45,701	0.43	13,898,339	63,540	0.61
Securities sold under agreements to repurchase and other short-term borrowings	1,182,817	15,388	1.71	999,843	11,723	1.55
Federal Home Loan Bank advances	1,380,393	12,932	1.23	474,094	10,201	2.84
Long-term debt	447,082	14,299	4.26	569,256	18,647	4.37
Total borrowings	3,010,292	42,619	1.87	2,043,193	40,571	2.63
Total interest-bearing liabilities	17,070,373	88,320	0.69%	15,941,532	104,111	0.87%
Noninterest-bearing liabilities	213,196			195,830
Total liabilities	17,283,569			16,137,362
Equity	1,917,352			1,833,580
Total liabilities and equity	$19,200,921			$17,970,942
Fully tax-equivalent net interest income		443,907			434,245
Less: tax equivalent adjustments		(11,271)			(11,486)
Net interest income		$432,636			$422,759
Interest-rate spread			3.29%			3.44%
Net interest margin			3.32%			3.48%

(a)	On a fully tax-equivalent basis.

(b)	Average balances and yields of securities available for sale are based upon the historical amortized cost.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $5.0 million and $14.0 million for the three and nine months ended September 30, 2012, respectively, there was no change between the three months ended September 30, 2012 and 2011, while there was a decrease of $6.0 million for the nine months ended September 30, 2012 compared to $20.0 million for the nine months ended September 30, 2011. The provision for the three months ended September 30, 2012 includes increases in provision expense in the Consumer portfolio, decreases in the Residential and Commercial portfolio and a decrease in the benefit for the Commercial Real Estate and Equipment Financing portfolios. The decrease in the provision for the nine months ended September 30, 2012 includes a decrease in the Commercial and Residential portfolios, partially offset by an increase in the Consumer portfolio.

Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At September 30, 2012, the allowance for loan and lease losses totaled $186.1 million or 1.59% of total loans and leases compared to $233.5 million or 2.08% of total loans and leases at December 31, 2011. For the three and nine months ended September 30, 2012, total net charge-offs were $17.7 million and $61.4 million, respectively, compared to $28.9 million and $84.3 million, respectively, for the three and nine months ended September 30, 2011.
See the “Allowance for Loan and Lease Losses Methodology” section for further details.
Non-Interest Income
Total non-interest income was $48.5 million and $139.8 million, respectively, for the three and nine months ended September 30, 2012, an increase of $3.8 million and $5.0 million from the comparable periods in 2011. The $3.8 million and $5.0 million increase for the three and nine months ended September 30, 2012, respectively, is primarily attributable to growth in mortgage banking activities offset partially by lower deposit service and loan related fees.
The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(In thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Non-Interest Income:
Deposit service fees	$24,728	$27,074	$(2,346)	(8.7)%	$71,810	$78,509	$(6,699)	(8.5)%
Loan related fees	4,039	5,308	(1,269)	(23.9)	12,473	15,341	(2,868)	(18.7)
Wealth and investment services	7,186	6,486	700	10.8	21,656	20,662	994	4.8
Mortgage banking activities	6,515	1,324	5,191	392.1	14,522	3,811	10,711	281.1
Increase in cash surrender value of life insurance policies	2,680	2,642	38	1.4	7,758	7,751	7	0.1
Net loss on trading securities	—	—	—	—	—	(1,799)	1,799	100.0
Net gain on sale of investment securities	810	—	810	100.0	3,347	3,823	(476)	(12.5)
Other income	2,521	1,857	664	35.8	8,252	6,698	1,554	23.2
Total non-interest income	$48,479	$44,691	$3,788	8.5%	$139,818	$134,796	$5,022	3.7%
Deposit Service Fees. Deposit service fees were $24.7 million and $71.8 million for the three and nine months ended September 30, 2012, respectively, a decrease of $2.3 million and $6.7 million from the comparable 2011 periods, primarily due to the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011.
Loan Related Fees. Loan related fees were $4.0 million and $12.5 million for the three and nine months ended September 30, 2012, respectively, a decrease of $1.3 million and $2.9 million from the comparable 2011 periods, respectively, due to a decreased volume of amendment fees and increased mortgage servicing right amortization.
Mortgage Banking Activities. Mortgage banking activities net revenue was $6.5 million and $14.5 million for the three and nine months ended September 30, 2012, respectively, an increase of $5.2 million and $10.7 million from the comparable 2011 periods. The $5.2 million increase for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets, partially offset by a negative fair value adjustment on mortgage banking derivatives in the three months ended September 30, 2012 as compared to a positive fair value adjustment in the three months ended September 30, 2011. The $10.7 million increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets in addition to a positive fair value adjustment on mortgage banking derivatives in the nine months ended September 30, 2012 as compared to a negative fair value adjustment in the nine months ended September 30, 2011.

Other. Other non-interest income was $2.5 million and $8.3 million for the three and nine months ended September 30, 2012, respectively, compared to $1.9 million and $6.7 million for the three and nine months ended September 30, 2011, respectively. The increase of $664 thousand for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily due to an increase in positive fair value adjustments on treasury derivatives related to increased client swap activity, partially offset by a net impairment loss of $478 thousand on the Company’s investments in private equity funds during the three months ended September 30, 2012, as compared to a net gain of $91 thousand for the three months ended September 30, 2011. The $1.6 million increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is due to positive fair value adjustments on treasury derivatives related to increased client swap activity, partially offset by a net impairment loss of $0.6 million on the Company’s investments in private equity funds during the nine months ended September 30, 2012, as compared to a net gain of $1.5 million for the nine months ended September 30, 2011.
Non-Interest Expense
Total non-interest expense was $123.9 million and $378.9 million, respectively, for the three and nine months ended September 30, 2012, an increase of $0.7 million and a decrease of $5.5 million from the comparable periods in 2011. The Company continues to remain focused on expense control as a goal.
The following is a summary of non-interest expense by major category for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(In thousands)
Non-Interest Expense:
Compensation and benefits	$66,126	$61,897	$4,229	6.8%	$198,332	$194,501	$3,831	2.0%
Occupancy	12,462	13,150	(688)	(5.2)	37,922	40,741	(2,819)	(6.9)
Technology and equipment	15,118	15,141	(23)	(0.2)	46,721	45,667	1,054	2.3
Intangible assets amortization	1,384	1,397	(13)	(0.9)	4,178	4,191	(13)	—
Marketing	4,529	4,144	385	9.3	13,723	13,916	(193)	(1.4)
Professional and outside services	2,790	3,125	(335)	(10.7)	8,869	8,368	501	6.0
Deposit insurance	5,675	4,472	1,203	26.9	17,107	16,171	936	5.8
Litigation	—	(254)	254	100.0	—	232	(232)	(100.0)
Other expense	15,803	20,146	(4,343)	(21.6)	52,027	60,617	(8,590)	(14.2)
Total non-interest expense	$123,887	$123,218	$669	0.5%	$378,879	$384,404	$(5,525)	(1.4)%
Compensation and Benefits. Compensation and benefits expense was $66.1 million and $198.3 million for the three and nine months ended September 30, 2012, respectively, an increase of $4.2 million and $3.8 million from the comparable 2011 periods. The increase is primarily due to an increase in stock compensation expense as a result of a higher valuation driven by an increase in stock price, partially offset by a decrease in group insurance due to a decrease in claim volume.
Occupancy. Occupancy expense was $12.5 million and $37.9 million for the three and nine months ended September 30, 2012, respectively, a decrease of $0.7 million and $2.8 million from the comparable 2011 periods, primarily due to the net reduction of 14 branches since the beginning of 2011.
Technology and Equipment. Technology and equipment expense was $15.1 million and $46.7 million for the three and nine months ended September 30, 2012, respectively, relatively flat as compared to the three months ended September 30, 2011 and an increase of $1.1 million as compared to the nine months ended September 30, 2011. The increase of $1.1 million as compared to the nine months ended September 30, 2011 is reflective of an increase in technology service contracts related to the Company’s data center co-location initiative (i.e. the migration of IT applications to third-party hosted data centers).
Deposit Insurance. Deposit insurance was $5.7 million and $17.1 million for the three and nine months ended September 30, 2012, respectively, an increase of $1.2 million and $0.9 million from the comparable 2011 periods due to a higher assessment base as a result of an increase in average assets.

Other. Other non-interest expense was $15.8 million and $52.0 million for the three and nine months ended September 30, 2012, respectively, a decrease of $4.3 million and $8.6 million from the comparable periods primarily attributable to an increase in gain on sale of foreclosed and repossessed assets in 2012 as compared to write downs to expedite the sale of OREO inventory in 2011 as well as a decrease in branch and facility optimization costs. The decrease from the comparable periods is partially offset by $0.4 million in expense related to the redemption of Webster Capital Trust IV in the three months ended September 30, 2012 and $1.1 million in expense related to the Subordinated Notes Tender Offer and $2.5 million in prepayment penalties related to the prepayment of FHLB advances which occurred during the nine months ended September 30, 2012.

Income Taxes
During the three and nine months ended September 30, 2012, Webster recognized income tax expense of $19.5 million and $54.4 million, respectively, applicable to the $64.5 million and $179.6 million, respectively, of pre-tax income from continuing operations. In the comparable 2011 periods, Webster recognized income tax expense of $15.9 million and $44.2 million, respectively, applicable to the $58.2 million and $153.2 million, respectively, of pre-tax income from continuing operations.
The $19.5 million and $54.4 million of tax expense for the three and nine months ended September 30, 2012, respectively, and the effective tax rates of 30.2% and 30.3%, respectively, reflect (i) the application of an estimated annual effective tax rate of 30.75% for the full year 2012 to the pre-tax income for the nine months ended September 30, 2012; (ii) the recognition of $0.3 million of net tax benefits in the three months ended September 30, 2012, consisting of a $0.7 million benefit attributable to a decrease in the valuation allowance for deferred tax assets applicable to capital losses as a result of the re-characterization of $2.0 million of securities losses recognized in prior years from capital to ordinary, and $0.4 million of expense applicable to prior years, including true-up adjustments associated with the filing of Webster's 2011 U.S. income tax return; and (iii) the recognition of a $0.7 million state tax benefit ($0.5 million, net of U.S. effects) in the three months ended March 31, 2012 related to the resolution of uncertain tax positions in specific tax jurisdictions during the three months ended June 30, 2012.
In the comparable 2011 periods, the $15.9 million and $44.2 million of tax expense for the three and nine months ended September 30, 2011, and the effective tax rates for those periods of 27.4% and 28.8%, respectively, reflect (i) the application of an estimated annual effective tax rate of 29.75% for the full year 2011 to the pre-tax income for the nine months ended September 30, 2011; (ii) the recognition of $1.6 million of tax benefits in the three months ended September 30, 2011, resulting primarily from true-up adjustments associated with the filing of Webster's 2010 U.S. income tax return, including a $1.1 million decrease in the valuation allowance for deferred tax assets applicable to capital losses, largely as a result of additional capital gains; and (iii) the recognition of $0.2 million of state tax expense, net of U.S. effects ($0.7 million of benefit in the three months ended March 31, 2011, and $0.9 million of expense in the three months ended June 30, 2011).
The increase in the estimated annual effective tax rate from 29.75% in 2011 to 30.75% in 2012 is primarily due to the increase in estimated pre-tax income and the reduced benefit of tax-exempt income, relative to pre-tax income.
For more information on Webster's income taxes, see Note 7 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, included in the Company's 2011 Form 10-K, and Note 6 of the Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2012, included in the Company's Form 10-Q for the quarterly period ended June 30, 2012.

Business Segment Results
Webster’s operations are divided into four business segments that represent its core businesses – Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided, and the type of customer served, and reflect how financial information is currently evaluated by management. The Company’s Treasury unit and Consumer liquidating portfolio are included in the Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts. As of January 1, 2012 the Company changed the allocation of FDIC insurance expense to conform to the change in the FDIC insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity which took effect in 2011. The 2011 business segment results have been adjusted for comparability to the 2012 segment presentation.

The following tables present the results for Webster’s business segments for the three and nine months ended September 30, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net income (loss):
Commercial Banking	$25,064	$23,270	$66,422	$55,778
Retail Banking	10,911	8,925	26,193	19,051
Consumer Finance	4,753	(870)	17,092	3,995
Other	3,488	1,809	9,598	4,576
Total Business Segments	44,216	33,134	119,305	83,400
Corporate and Reconciling	777	9,097	5,866	27,595
Net income attributable to Webster Financial Corporation	$44,993	$42,231	$125,171	$110,995
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and nine months ended September 30, 2012, 76.8% and 65.7% of the provision expense, respectively, is specifically attributable to business segments and reported accordingly. For the three and nine months ended September 30, 2011, 223.9% and 120.8% of the provision expense, respectively, is specifically attributable to business segments and reported accordingly.
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

Commercial Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$48,127	$43,511	$137,610	$124,810
Benefit for loan and lease losses	(5,540)	(6,989)	(10,979)	(14,230)
Net interest income after provision	53,667	50,500	148,589	139,040
Non-interest income	7,191	5,838	21,365	18,527
Non-interest expense	24,935	24,216	74,662	79,195
Income before income taxes	35,923	32,122	95,292	78,372
Income tax expense	10,859	8,852	28,870	22,594
Net income	$25,064	$23,270	$66,422	$55,778

	At September, 30, 2012	At December 31, 2011
Total assets	$4,819,511	$4,359,405
Total loans	4,737,095	4,289,354
Total deposits	2,758,279	2,396,990
Net interest income increased $4.6 million and $12.8 million in the three and nine months ended September 30, 2012 from the comparable period in 2011. The increase is primarily due to continuing lower cost of funds, greater loan volumes, greater deferred loan fees, and an increase in non-interest bearing deposit balances. The benefit for loan and lease losses decreased $1.4 million and $3.3 million for the three and nine months ended September 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Commercial banking has realized continued improvement in asset quality which allows the overall loan loss coverage to decline. Non-interest income increased $1.4 million and $2.8 million in the three and nine months ended September 30, 2012 from the comparable period in 2011, due to increased revenues from interest rate management services. Non-interest expense increased $0.7 million for the three months ended September 30, 2012 and decreased $4.5 million in the nine months ended September 30, 2012 from the comparable period in 2011. The increase in the three months ended September 30, 2012 is a result of greater FDIC deposit insurance and compensation expense. The decrease in non-interest expense for the nine months ended September 30, 2012 is a result of significantly lower loan workout related expenses and foreclosure and repossessed asset expenses net of write-downs on foreclosed properties. Loans increased $447.7 million from December 31, 2011 primarily due to new originations. Total deposits increased $361.3 million for the period ended September 30, 2012, compared to December 31, 2011 as a result of new business, operating funds maintained for cash management services, seasonal flows of government deposits and a market trend to customers holding more balances at banks.
Retail Banking
Retail Banking serves consumers and small businesses primarily throughout southern New England and into Westchester County, New York, with a distribution network of 167 banking offices and 466 ATMs, and a full range of Internet and mobile banking services. Retail Banking includes Webster’s branch network, Consumer deposits, Business and Professional Banking (“BPB"), Webster Investment Services (“WIS”) and the Customer Care Center.
BPB offers credit and deposit-related products targeted to small businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers based in our branches.
WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At September 30, 2012, Webster had $2.3 billion of assets under administration in its strategic partnership with LPL compared to $2.0 billion at December 31, 2011. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Retail Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$59,639	$60,301	$175,258	$171,706
Provision for loan and lease losses	1,019	5,912	3,163	12,936
Net interest income after provision	58,620	54,389	172,095	158,770
Non-interest income	23,098	26,226	67,292	76,864
Non-interest expense	66,076	68,253	201,809	208,866
Income before income taxes	15,642	12,362	37,578	26,768
Income tax expense	4,731	3,437	11,385	7,717
Net income	$10,911	$8,925	$26,193	$19,051

	At September, 30, 2012	At December 31, 2011
Total assets	$1,604,029	$1,546,457
Total loans	955,423	886,481
Total deposits	10,024,900	10,009,640
For the three months ended September 30, 2012 net interest income decreased $0.7 million as a result of a decline in the funding value of deposits which was mostly offset by an improved deposit mix and reduced deposit costs. For the nine months ended September 30, 2012 net interest income increased $3.6 million from the comparable period in 2011. The increase is a result of improved deposit mix of higher percentage non-interest bearing deposits and reduced deposit costs that were partially offset by a decline in the funding value of deposits. The provision for loan and lease losses decreased $4.9 million and $9.8 million for the three and nine months ended September 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. The Business and Professional loan portfolio has shown improvements in delinquencies, non performing loans and classified loan levels over the past year, but these asset quality indicators remain elevated as the small business marketplace continues to struggle to recover. Non-interest income decreased $3.1 million and $9.6 million in the three and nine months ended September 30, 2012 from the comparable period in 2011. The decrease is attributable to a decline in debit card revenues associated with the Durbin amendment’s cap on interchange fees implemented during the fourth quarter of 2011. Non-interest expense decreased $2.2 million and $7.1 million in the three and nine months ended September 30, 2012 from the comparable period in 2011. The decrease is primarily attributable to the net reduction of 14 branches since the beginning of 2011. Total loans increased $68.9 million for the period ended September 30, 2012, compared to December 31, 2011. The increase reflects growth in loan originations from both dedicated Business Bankers and the team of Branch Managers who have recently completed Webster’s Business Banking certification program. Total deposits increased $15.3 million for the period ended September 30, 2012 from December 31, 2011 primarily due to the growth in consumer and business core transaction balances.

Consumer Finance
Consumer Finance offers lending solutions for consumers primarily in southern New England and Westchester County, New York. Products include: residential mortgages, home equity loans and lines of credit, unsecured personal loans as well as credit card options.
Consumer Finance Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$26,661	$26,459	$80,735	$80,729
Provision for loan and lease losses	8,690	12,026	17,684	25,445
Net interest income after provision	17,971	14,433	63,051	55,284
Non-interest income	7,214	2,907	17,093	7,096
Non-interest expense	18,377	18,648	55,623	56,768
Income (loss) before income taxes	6,808	(1,308)	24,521	5,612
Income tax expense	2,055	(438)	7,429	1,618
Income (loss) before non-controlling interest	4,753	(870)	17,092	3,994
Non-controlling interest	—	—	—	(1)
Net income (loss)	$4,753	$(870)	$17,092	$3,995

	At September, 30, 2012	At December 31, 2011
Total assets	$5,957,594	$5,869,028
Total loans	5,705,773	5,727,829
Total deposits	24,609	37,115
Net income improved by $5.6 million and $13.1 million for the three and nine months ended September 30, 2012, respectively, from the comparable period in 2011. During this period, net interest income increased $0.2 million for the three months ended September 30, 2012 and was flat for the nine months ended September 30, 2012 from the comparable period in 2011. The increase in net interest income for the three months ended September 30, 2012 is directly related to higher levels of average earning assets slightly offset by lower loan spreads from the comparable period in 2011 . The provision for loan and lease losses decreased $3.3 million and $7.8 million for the three and nine months ended September 30, 2012 from the comparable period in 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. The consumer portfolio, despite being affected by the housing market and unemployment, has improved strongly over prior year. The reserve levels are being maintained to reflect the challenging consumer environment which has only strengthened slightly over prior periods. Non-interest income increased $4.3 million and $10.0 million for the three and nine months ended September 30, 2012, respectively, from the comparable period in 2011. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2011. This increased level of loan sales coupled with optimal pricing in the secondary markets resulted in significantly higher gains from loan sales. Non-interest expense decreased $0.3 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, from the comparable period in 2011 which is reflective of the Company’s continued focus on expense control. Total loans decreased $22.1 million for the period ended September 30, 2012 compared to December 31, 2011, due to a higher percentage of mortgage loan originations sold in the secondary markets coupled with continued net paydowns in the Consumer loan portfolio. Total deposits decreased $12.5 million for the period ended September 30, 2012 compared to December 31, 2011, due to seasonal trends inherent with escrow balances.

Other
Other includes HSA Bank ("HSA") and Private Banking.
HSA Bank is a bank custodian of health savings accounts. These accounts are required for high deductible health plans offered by employers or directly to consumers.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services.
Other Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net interest income	$8,526	$6,678	$24,824	$18,352
(Benefit) provision for loan and lease losses	(328)	245	(668)	11
Net interest income after provision	8,854	6,433	25,492	18,341
Non-interest income	7,139	5,960	21,553	17,847
Non-interest expense	10,993	9,900	33,275	29,758
Income before income taxes	5,000	2,493	13,770	6,430
Income tax expense	1,512	684	4,172	1,854
Net income	$3,488	$1,809	$9,598	$4,576

	At September, 30, 2012	At December 31, 2011
Total assets	$273,214	$245,554
Total loans	251,720	223,787
Total deposits	1,393,705	1,139,923
Net interest income increased $1.8 million million and $6.5 million for the three and nine months ended September 30, 2012, respectively, from the comparable period in 2011. Of this amount, deposit growth, account growth and pricing initiatives in HSA resulted in an increase of $1.5 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, while higher loan and deposit balances in Private Banking resulted in growth of $0.3 million and $0.9 million for the three and nine months ended September 30, 2012. Non-interest income increased $1.2 million and $3.7 million for the three and nine months ended September 30, 2012 from the comparable period in 2011. The increase in non-interest income is primarily due to HSA account growth and servicing fee pricing initiatives and, to a lesser extent, fees from increased Private Banking investment accounts and balances. Non-interest expense increased $1.1 million and $3.5 million for the three and nine months ended September 30, 2012, respectively, from the comparable period in 2011. The increase in non-interest expense is primarily a result of higher compensation, as a result of doubling the ranks of private bankers, and processing costs primarily due to growth in deposits. Total deposits increased $253.8 million for the period ended September 30, 2012 compared to December 31, 2011, primarily as a result of growth in HSA. At September 30, 2012 Private Banking had approximately $2.0 billion of client assets under management and administration compared to $1.9 billion at December 31, 2011. At September 30, 2012 HSA had $366.7 million in linked brokerage accounts compared to $141.6 million at December 31, 2011.

Financial Condition
Webster had total assets of $19.7 billion at September 30, 2012 and $18.7 billion at December 31, 2011, an increase of $1.0 billion or 5.4%, primarily due to the increase in loans driven by strong levels of loan originations. In addition, the Company utilized deposit growth to increase its holdings in short-duration agency mortgage-backed securities (“MBS”).
Total loans and leases, net, of $11.5 billion, with allowance for loan and lease losses of $186.1 million at September 30, 2012 increased $549.6 million when compared to total loans and leases, net of $11.0 billion, with allowance for loan and lease losses of $233.5 million at December 31, 2011. Total deposits of $14.4 billion at September 30, 2012 increased $757.4 million when compared to total deposits of $13.7 billion at December 31, 2011. Non-interest-bearing deposits increased 12.6% and interest-bearing deposits increased 4.0% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. Webster’s loan-to-deposit ratio was 81.4% at September 30, 2012, compared to 82.2% at December 31, 2011.
At September 30, 2012 total equity of $2.0 billion increased $137.9 million when compared to total equity of $1.8 billion at December 31, 2011. Changes in equity for the nine months ended September 30, 2012 consisted of increases for net income of $125.2 million and $30.9 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $21.9 million of dividends to common shareholders and $1.8 million of dividends to preferred shareholders. The quarterly cash dividend to common shareholders increased to $0.10 per common share on April 23, 2012 from $0.05 per common share since April 26, 2011. At September 30, 2012 the tangible equity ratio was 7.54% compared to 7.18% at December 31, 2011. See Note 10-Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank may acquire and hold various types of investment securities in accordance with the guidelines of applicable federal regulations and its internal corporate investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including MBS and collateralized mortgage obligations (“CMOs”), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and, subject to restrictions applicable to federally charted institutions, equity securities. The investment securities portfolio is managed within the regulatory guidelines and corporate policy, which includes limitations on aspects such as concentrations in and type of investment and investment grade, to manage risks associated with investing in securities. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern. In anticipation of pending legislation, as a result of the Dodd-Frank Act, the Company has ceased use of trading securities in its investment securities portfolio.
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At September 30, 2012 Webster Bank’s portfolio consisted primarily of agency CMOs, MBS and municipal securities in held-to-maturity and agency CMOs, MBS and CMBS in available for sale. Webster and Webster Bank’s combined investment securities portfolio totaled $6.3 billion at September 30, 2012 compared to $5.8 billion at December 31, 2011, an increase of $414.0 million. Available for sale securities increased by $245.6 million , primarily due to new purchases of Agency MBS and CMBS, while the held-to-maturity portfolio increased by $168.4 million, primarily due to the purchases of longer duration Agency MBS. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2012 and 2011 was 3.63% and 4.27%, respectively.
During 2012, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about the European debt crisis, slowing momentum in the U.S. economy and additional monetary policy accommodation by the Federal Reserve kept market yields lower during the nine months ended September 30, 2012. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Overall, these developments were generally positive for the investment securities portfolio.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities, is presented below:

	At September 30, 2012
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”) - GSE	1,445,317	29,168	(275)	1,474,210	—	—	1,474,210
Corporate debt	111,857	6,281	—	118,138	—	—	118,138
Pooled trust preferred securities (a)	49,583	—	(21,330)	28,253	—	—	28,253
Single issuer trust preferred securities	51,144	—	(9,724)	41,420	—	—	41,420
Equity securities-financial institutions (b)	6,232	2,083	(20)	8,295	—	—	8,295
Mortgage-backed securities (“MBS”) - GSE	1,042,266	27,579	(628)	1,069,217	—	—	1,069,217
Commercial mortgage-backed securities (“CMBS”)	344,835	39,690	(3,904)	380,621	—	—	380,621
Total available for sale	$3,051,434	$104,801	$(35,881)	$3,120,354	$—	$—	$3,120,354
Held-to-maturity:
Municipal bonds and notes	$597,664	$—	$—	$597,664	$37,915	$(178)	$635,401
Agency CMOs - GSE	567,941	—	—	567,941	19,323	—	587,264
MBS - GSE	1,760,261	—	—	1,760,261	103,840	(37)	1,864,064
CMBS	200,101	—	—	200,101	17,926	(76)	217,951
Private Label MBS	16,193	—	—	16,193	444	—	16,637
Total held-to-maturity	$3,142,160	$—	$—	$3,142,160	$179,448	$(291)	$3,321,317
Total investment securities	$6,193,594	$104,801	$(35,881)	$6,262,514	$179,448	$(291)	$6,441,671

(a)	Amortized cost is net of $10.5 million million of credit related other-than-temporary impairment at September 30, 2012.

(b)	Amortized cost is net of $21.3 million of other-than-temporary impairments at September 30, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs - GSE	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Pooled trust preferred securities (a)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (b)	7,669	1,802	(24)	9,447	—	—	9,447
MBS - GSE	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353
Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764
Held-to-maturity:
Municipal bonds and notes	$646,358	$—	$—	$646,358	$30,960	$(174)	$677,144
Agency CMOs - GSE	733,889	—	—	733,889	20,555	—	754,444
MBS - GSE	1,411,008	—	—	1,411,008	98,449	—	1,509,457
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462
Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546
Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(a)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.

(b)	Amortized cost is net of $21.6 million of other-than-temporary impairments at December 31, 2011.
During the three and nine months ended September 30, 2012, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $312.7 million in investment securities that are in an unrealized loss position at September 30, 2012. Approximately $218.1 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $94.6 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $36.2 million at September 30, 2012. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell the security before the recovery of its cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. At September 30, 2012, one available for sale investment security valued at $2.9 million was placed into a non-accruing status. For additional information on the investment securities portfolio, see Note 2-Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12-Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Loan and Lease Portfolio
The table below provides the Company’s loan and lease portfolio composition for the following periods:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Amount	%	Amount (1)%
Residential:
1-4 family	$3,228,946	27.5	$3,163,465	28.2
Permanent NCLC	19,539	0.2	21,265	0.2
Construction	38,664	0.3	29,083	0.3
Liquidating construction	1	—	1	—
Total residential	3,287,150	28.0	3,213,814	28.7
Consumer:
Home equity loans	2,477,859	21.1	2,554,879	22.8
Liquidating portfolio	130,966	1.1	147,553	1.3
Other consumer	41,321	0.3	37,506	0.3
Total consumer loans	2,650,146	22.5	2,739,938	24.4
Commercial:
Commercial non-mortgage	2,209,668	18.8	1,939,629	17.3
Asset-based loans	536,558	4.6	454,078	4.0
Total commercial loans	2,746,226	23.4	2,393,707	21.3
Commercial real estate:
Commercial real estate	2,496,121	21.3	2,274,110	20.3
Commercial construction	104,588	0.9	73,769	0.6
Residential development	30,087	0.3	39,765	0.3
Total commercial real estate	2,630,796	22.5	2,387,644	21.2
Equipment financing loans and leases	397,534	3.4	469,679	4.2
Net unamortized premiums	6,792	0.1	8,132	0.1
Net deferred costs	9,008	0.1	12,490	0.1
Total loans and leases	11,727,652	100.0%	11,225,404	100.0%
Less: allowance for loan and lease losses	(186,089)		(233,487)
Loans and leases, net	$11,541,563		$10,991,917

(1)
Certain previously reported information has been corrected to reflect the deferment of certain commercial loan fees. For more information refer to Note 1 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Total residential loans were $3.3 billion at September 30, 2012, an increase of $73.3 million from December 31, 2011. The growth in the residential portfolio reflects a continued focus on jumbo mortgage lending. Jumbo mortgages represent 40.9% of the residential mortgage portfolio at September 30, 2012 and jumbo mortgage originations were approximately 56.3% of the total residential loan originations for the nine months ended September 30, 2012.
Total consumer loans were $2.7 billion at September 30, 2012, a decrease of $89.8 million from December 31, 2011. The decrease is primarily due to loan repayments and lower originations in the continuing portfolio and a reduction of $16.6 million in the liquidating consumer portfolio as a result of charge offs taken during the nine months ended September 30, 2012.
Total commercial loans were $2.7 billion at September 30, 2012, an increase of $352.5 million from December 31, 2011. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $862.6 million in commercial non-mortgage for the nine months ended September 30, 2012. Commercial non-mortgage consists of middle market and small business. Asset-based loans increased $82.5 million from December 31, 2011, reflective of $132.1 million in originations for the nine months ended September 30, 2012.

Commercial Real Estate loans were $2.6 billion at September 30, 2012, an increase of $243.2 million from December 31, 2011 as a result of the impact of fundings primarily related to new originations of $587.4 million during the nine months ended September 30, 2012.
Equipment Finance loans and leases were $397.5 million at September 30, 2012, a decrease of $72.1 million from December 31, 2011. The decrease primarily reflects pay downs and payoffs from non-core regions.
Commercial Loans with Interest Reserves
At September 30, 2012 and December 31, 2011, there were eleven and six construction-related loans, respectively, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $120.0 million and $67.4 million and the loans had outstanding balances of $41.4 million and $14.9 million at September 30, 2012 and December 31, 2011, respectively. Contractually committed interest reserves for this loan type totaled $5.2 million and $2.2 million at September 30, 2012 and December 31, 2011, respectively. Interest income of $0.3 million and $0.8 million was recognized during the three and nine months ended September 30, 2012, respectively. The eleven loans are performing under the original terms as of September 30, 2012.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. Projects are subject to on-site inspections, as provided for in the loan agreements, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At September 30, 2012 and December 31, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.
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
Asset quality ratios for the following periods:

	At September 30, 2012	At December 31, 2011
Asset Quality Ratios:
Non-accrual and restructured loans as a percentage of total loans and leases	1.39%	1.68%
Non-performing assets as a percentage of:
Total assets	0.85	1.03
Total loans and leases plus foreclosed and repossessed assets	1.43	1.72
Net charge-offs as a percentage of average loans and leases (1)	0.72	1.00
Allowance for loan and lease losses as a percentage of total loans and leases	1.59	2.08
Allowance for loan and lease losses to:
Net charge-offs (1)	2.27x	2.11x
Non-accrual and non-accrual restructured loans and leases	1.14	1.24

(1)Calculated based on year to date net charge offs, annualized

A summary of net charge-offs as a percentage of average outstanding loans by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net charge-offs (1):
Residential	0.35%	0.29%	0.39%	0.35%
Consumer	1.19	1.64	1.21	1.80
Commercial	1.11	2.35	1.29	1.62
Commercial real estate	0.37	0.60	0.44	0.85
Equipment financing	(2.89)	(1.23)	(1.73)	(0.69)
Total net charge-offs to total average loans and leases	0.61%	1.05%	0.72%	1.02%

(1)	Calculated based on quarter to date and year to date net charge offs, annualized
Non-performing Assets
The following table details non-performing assets for the periods presented:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$74,899	2.32	$76,249	2.41
Permanent NCLC	4,020	20.57	4,584	21.56
Construction	817	2.11	1,219	4.19
Liquidating portfolio - NCLC	—	—	—	—
Total residential	79,736	2.42	82,052	2.55
Consumer:
Home equity loans	23,453	0.95	24,943	0.98
Liquidating portfolio - home equity loans	4,616	3.53	5,091	3.45
Other consumer	149	0.36	116	0.31
Total consumer	28,218	1.06	30,150	1.10
Commercial:
Commercial non-mortgage	30,315	1.37	27,884	1.44
Asset-based loans	92	0.02	1,880	0.41
Total commercial	30,407	1.11	29,764	1.24
Commercial real estate:
Commercial real estate	15,719	0.63	32,197	1.42
Commercial construction	49	0.05	—	—
Residential development	5,431	18.05	6,762	17.01
Total commercial real estate	21,199	0.81	38,959	1.63
Equipment financing loans and leases	3,052	0.77	7,154	1.52
Total non-performing loans and leases (3)	162,612	1.39%	188,079	1.68%
Foreclosed and repossessed assets:
Residential and consumer	2,155		2,752
NCLC/consumer	—		132
Commercial	2,757		2,084
Total foreclosed and repossessed assets	4,912		4,968
Total non-performing assets	$167,524		$193,047

(1)	Balances exclude the impact of net deferred costs and unamortized premiums.

(2)
Represent the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $86.6 million and $76.7 million at September 30, 2012 and December 31, 2011, respectively.

It is Webster’s policy that residential and consumer loans 90 or more days past due are placed on non-accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing.
Interest on non-accrual loans at September 30, 2012 and 2011, that would have been recorded as additional interest income for the three and nine months ended September 30, 2012 and 2011 had the loans been current in accordance with their original terms approximated $4.7 million and $10.6 million and $6.6 million and $19.9 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for information on the policy for non-accrual loans.
The following table provides detail of non-performing loan activity for the periods presented:

	Nine months ended September 30,
(In thousands)	2012	2011
Non-performing, beginning of period	$188,079	$273,573
New non-performing status	160,565	191,295
Paydowns/draws on existing loans, net	(104,016)	(153,029)
Charge-offs	(76,600)	(81,934)
Other reductions	(5,416)	(8,877)
Non-performing, end of period	$162,612	$221,028
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
At September 30, 2012, there were 1,901 impaired loans and leases with a recorded investment balance of $463.3 million, which included loans and leases of $301.5 million with an impairment allowance of $30.9 million. There were loans and leases of $310.8 million measured using the present value of expected cash flows and $152.5 million measured using the fair value of associated collateral. Approximately 32.4% of the $152.5 million of the collateral dependent loans at September 30, 2012 relied on current third party appraisals to assist in measuring impairment. At December 31, 2011, there were 1,271 impaired loans and leases with a recorded investment balance of $495.3 million, which included loans and leases of $338.9 million with an impairment allowance of $46.6 million. There were loans and leases of $404.2 million measured using the present value of expected cash flows and $91.1 million measured using the fair value of associated collateral. Approximately 48.4% of the $91.1 million of the collateral dependent loans at December 31, 2011 relied on current third party appraisals to assist in measuring impairment.
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
To the extent that the recovery of a loan balance is collateral dependent, the Company obtains an independent appraisal. The appraised value is reduced for selling costs and potentially further for historical experience with foreclosed real estate and repossessed asset sales to determine the estimated fair value of the collateral. Fair value is then compared to the loan balance. Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Since the fair value of the collateral considers selling costs and adjustments for historical experience with foreclosed real estate and repossessed asset sales, charge offs may be incurred that reduce a loan balance below appraised value. Updated appraisals are obtained for a collateral dependent loan upon a borrower credit event (i.e. renewal or modification) or as part of the foreclosure proceedings. For commercial loans, an internal or third party valuation may be used when a loan moves to a substandard classification. Independent appraisals are obtained annually for commercial loans on non-accrual status. New appraisals may not be ordered if the most recent appraisal was obtained in the past twelve months or the loan amount is under $250,000 or other Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) acceptable real estate evaluations are permitted. Webster aims to obtain an appraisal as close to the foreclosure date as possible to ensure compliance with court guidelines, which generally require appraisals not more than 30-90 days old. Appraisals are performed by independent, licensed appraisers. A licensed in-house appraisal officer or qualified reviewer reviews the appraisal for compliance with FIRREA and the Uniform Standards of Professional Appraisal Practice, reviews and reports to the risk department the appraisals when there is significant decline in property value, for foreclosed properties, for loans greater than 180 days past due and for loans over a threshold of $4.0 million for commercial loans and $0.4 million for residential and consumer loans. For certain loans in the equipment financing portfolio, management will look to competitive bids or blue book values to estimate a value of the underlying collateral. Subsequent to an appraisal, it may come to management’s attention that the value has declined further. In cases where this information is deemed reliable, a further impairment is recorded to reflect the reduction, thereby increasing the allowance for loan and lease losses.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when, the modified terms of the loan are more attractive to the borrower than standard market terms. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs at the date of discharge.
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
The following tables provide detail of TDR balance and activity for the periods presented:

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$363,083	$367,344
Non-accrual status	89,380	76,968
Total recorded investment	$452,463	$444,312
Accruing TDRs performing under modified terms more than one year	85.2%	76.0%
TDR specific reserves included in the balance of allowance for loan losses	$30,703	$44,847
Additional funds committed to borrowers in TDR status (1)	4,417	7,872

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

	Nine months ended September 30,
(In thousands)	2012	2011
TDRs, beginning of period	$444,312	$450,151
New TDR status (1)	101,481	118,207
Paydowns/draws on existing TDRs, net	(30,245)	(68,556)
Charge-offs post modification	(33,756)	(15,842)
Loan sales	(15,105)	(1,265)
Other reductions (2)	(14,224)	(1,593)
TDRs, end of period	$452,463	$481,102

(1)
Included in new TDR status are $39.6 million consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered TDRs, regardless of their delinquency status.

(2)	Other reductions include change in TDR status (removal of $14.0 million A Note structures from TDR status) and transfers to OREO.
The increase in charge offs during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily due to one large commercial credit which was modified in 2011. See Note 3-Loans and Leases in the Notes to Condensed Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.
Delinquent loans
The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Principal Balances (1)	% (2)	Principal Balances (1)	% (2)
Residential
1-4 family	$20,784	0.64	$22,895	0.72
Permanent NCLC	1,090	5.58	1,183	5.56
Construction	356	0.92	283	0.97
Liquidating NCLC	—	—	—	—
Consumer
Home equity loans	24,108	0.97	20,394	0.80
Liquidating portfolio-home equity loans	4,909	3.75	4,538	3.08
Other consumer	556	1.35	453	1.21
Commercial:
Commercial non-mortgage	4,424	0.20	4,619	0.24
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	7,136	0.29	1,766	0.08
Residential development	317	1.05	—	—
Equipment financing loans and leases	3,524	0.89	4,800	1.02
Total loans and leases past due 30-89 days	67,204	0.57	60,931	0.54
Past due 90 days or more and accruing:
Commercial non-mortgage	205	0.01	161	0.01
Commercial real estate	—	—	428	0.02
Residential development	—	—	135	0.34
Total loans past due 90 days and still accruing	205	0.01	724	0.01
Total over 30-day delinquent loans	$67,409	0.58%	$61,655	0.55%

(1)	Other past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.

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
Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of September 30, 2012, actual results may prove different and the differences could be significant.
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
The ALLL incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of risk not captured in quantitative modeling and methodologies including, for example, imprecision in loss estimate methodologies, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, uncertainty associated with industry trends, the economy and other external factors.
The table below provides, as of the dates indicated, an allocation of the allowance for loan and lease losses by loan type; however, allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

(In thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2011
Residential	$30,264	$34,565	$33,749
Consumer	63,992	67,785	71,185
Commercial	44,367	60,681	61,939
Commercial real estate	29,838	45,013	56,862
Equipment financing	4,878	8,943	15,617
Unallocated	12,750	16,500	18,000
Total	$186,089	$233,487	$257,352

At September 30, 2012, the allowance for loan and lease losses was $186.1 million, or 1.59% of the total loan portfolio, and 114.4% of total non-performing loans and leases. This compares with an allowance of $233.5 million, or 2.08% of the total loan portfolio, and 124.0% of total non-performing loans and leases at December 31, 2011. Net charge-offs for the three and nine months ended September 30, 2012 were $17.7 million and $61.4 million, respectively, and consisted of $2.9 million and

$9.7 million, respectively, in net charges for residential loans, $8.0 million and $24.6 million, respectively, for consumer loans, $7.3 million and $24.5 million, respectively, for commercial loans, $2.4 million and $8.1 million, respectively, for commercial real estate loans, and net recoveries of $2.9 million and $5.5 million, respectively, for equipment financing loans. Net charge-offs decreased by $11.2 million and $22.9 million, respectively, during the three and nine months ended September 30, 2012 from the comparable 2011 periods. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for the three and nine months ended September 30, 2012. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio and economic conditions across all lines of business, effectively reducing probable losses.

The reserve associated with loans individually evaluated for impairment ALLL balance decreased at September 30, 2012 when compared to December 31, 2011 and September 30, 2011. The reduction in the reserve is primarily due to a decrease in the balance of impaired loans primarily due to note payoffs and improving risk rating profile of the portfolio, coupled with trends in charge-offs, forecasts of probable losses and a stronger sense of stability in the region.

As of September 30, 2012, the reserve allocated to the residential loan portfolio decreased $4.3 million compared to December 31, 2011 and decreased $3.5 million compared to September 30, 2011. The decrease from December 31, 2011 is due to a decrease in non-performing loans as a result of the transfer of non-performing loans to held for sale during the nine months ended September 30, 2012 as well as a slight decrease in the twelve month loss projection, partially offset by an increase in the residential loan portfolio.

The reserve allocated to the consumer portfolio at September 30, 2012 decreased $3.8 million from December 31, 2011 and decreased $7.2 million from September 30, 2011. The decrease from December 31, 2011 and September 30, 2011 is due to a decrease in the consumer loan portfolio in addition to reduced levels of delinquencies, non-accruals and charge-offs, resulting in a slight decrease in the twelve month loss projection. The general reserve at September 30, 2012 excludes loans classified as TDRs during the period where the borrower’s obligation has been discharged in bankruptcy.

The reserve allocated to the commercial loan portfolio at September 30, 2012 decreased $16.3 million from December 31, 2011 and decreased $17.6 million from September 30, 2011. The decrease from December 31, 2011 is due to improved portfolio risk ratings driven primarily by payoffs and upgrades which resulted in a decrease in the projected loss range.

The reserve allocated to the commercial real estate portfolio at September 30, 2012 decreased $15.2 million from December 31, 2011 and $27.0 million from September 30, 2011. The decrease is due to a decrease in past due loans, as there were no new delinquencies during the nine months ended September 30, 2012, and a decline in classified loans which resulted in a reduction in the range of estimated loss at September 30, 2012 as compared to December 31, 2011 and September 30, 2011, partially offset by an increase in the portfolio loan balance at September 30, 2012.

As of September 30, 2012, the reserve allocated to the equipment financing portfolio decreased $4.1 million from December 31, 2011 and $10.7 million from September 30, 2011. The decrease from December 31, 2011 is due to a planned decline in the loan portfolio as well as a decline in past due loans and classified assets. There was a significant amount of recoveries in the period, which the Company does not anticipate to continue. The decrease from September 30, 2011 is due to the planned decline in the loan portfolio as well as a decrease in classified assets, in addition to the Company's use of risk ratings in the equipment financing loss methodology at December 31, 2011 which resulted in a reduced range of loss.
The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated portion of the ALLL at September 30, 2012 decreased $3.7 million compared to December 31, 2011 and decreased $5.2 million from September 30, 2011. The decrease from December 31, 2011 and September 30, 2011 is due to continued improvement in the Company’s risk rating accuracy and overall improvements in credit risk management processes in addition to reduced levels of impaired loans with zero reserve balances, combined with a slight improvement in economic factors during the period.

The following table provides detail of activity in the Company’s allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757
Provision (benefit) charged to expense	1,110	9,740	2,944	(4,315)	(3,479)	(1,000)	5,000
Losses charged off	(3,262)	(9,234)	(8,642)	(2,655)	(187)	—	(23,980)
Recoveries	353	1,249	1,297	302	3,111	—	6,312
Balance, end of period	30,264	63,992	44,367	29,838	4,878	12,750	186,089
Ending balance: individually evaluated for impairment	15,420	7,795	4,552	3,153	3	—	30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

	Three months ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$28,476	$82,369	$65,842	$66,286	$18,270	$20,000	$281,243
Provision (benefit) charged to expense	7,551	282	9,595	(6,085)	(4,343)	(2,000)	5,000
Losses charged off	(2,652)	(12,609)	(14,628)	(3,376)	(551)	—	(33,816)
Recoveries	374	1,143	1,130	37	2,241	—	4,925
Balance, end of period	33,749	71,185	61,939	56,862	15,617	18,000	257,352
Ending balance: individually evaluated for impairment	18,301	4,908	13,781	11,236	5	—	48,231
Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121

	Nine months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	5,398	20,836	8,223	(7,054)	(9,653)	(3,750)	14,000
Losses charged off	(10,329)	(30,634)	(29,312)	(9,569)	(986)	—	(80,830)
Recoveries	630	6,005	4,775	1,448	6,574	—	19,432
Balance, end of period	30,264	63,992	44,367	29,838	4,878	12,750	186,089
Ending balance: individually evaluated for impairment	15,420	7,795	4,552	3,153	3	—	30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

	Nine months ended September 30, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	11,305	13,978	14,702	(6,775)	(9,210)	(4,000)	20,000
Losses charged off	(8,969)	(41,488)	(31,100)	(14,501)	(2,098)	—	(98,156)
Recoveries	621	3,624	3,867	443	5,288	—	13,843
Balance, end of period	33,749	71,185	61,939	56,862	15,617	18,000	257,352
Ending balance: individually evaluated for impairment	18,301	4,908	13,781	11,236	5	—	48,231
Ending balance: collectively evaluated for impairment	$15,448	$66,277	$48,158	$45,626	$15,612	$18,000	$209,121
In addition to the ALLL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor driven by the underlying borrower risk grades. The combination of ALLL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2012, the reserve for unfunded credit commitments was $5.2 million compared to a reserve for unfunded credit commitments of $5.4 million at December 31, 2011.
Sources of Funds
The primary source of Webster Bank’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from the Federal Home Loan Bank of Boston (“FHLB”) advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $14.4 billion at September 30, 2012 as compared to $13.7 billion at December 31, 2011 and $13.6 billion at September 30, 2011. Deposits have increased most significantly for health savings accounts and non-interest bearing classifications. See Note 6-Deposits in the Notes to Condensed Consolidated Financial Statements for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Capital stock is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, Webster Bank was required to hold $86.4 million of FHLB stock on September 30, 2012 and $77.9 million on December 31, 2011. At September 30, 2012, Webster Bank had $91.9 million of capital stock invested in the FHLB. The FHLB most recently declared a cash dividend equal to an annual yield of 0.52% on July 26, 2012.

At September 30, 2012, Webster Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized.
Borrowings
Total borrowed funds, including long-term debt, increased $128.4 million to $3.1 billion at September 30, 2012 compared to $3.0 billion at December 31, 2011, and $2.5 billion at September 30, 2011. The increase is a result of greater utilization of FHLB advances at lower interest rates somewhat offset by prepayments of long-term debt with higher interest rates. Borrowings represented 15.7% and 15.9% of total assets at September 30, 2012 and December 31, 2011, respectively, and 13.9% of assets at September 30, 2011. See Note 7-Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings, Note 8-Federal Home Loan Bank Advances and Note 9-Long-term Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

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
Webster’s primary sources of liquidity at the parent company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2011 Form 10-K. At September 30, 2012, there were $107.1 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $20.0 million and $110.0 million in dividends during the three and nine months ended September 30, 2012, respectively.
During the three and nine months ended September 30, 2012, a total of 15,323 and 94,986 shares of common stock were repurchased at a cost of approximately $331 thousand and $2.0 million, respectively. All of the repurchased shares were done in the open market to fund equity compensation plans.
At September 30, 2012 and December 31, 2011, FHLB advances outstanding totaled $1.5 billion and $1.3 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion at September 30, 2012 and December 31, 2011. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.7 billion at September 30, 2012 or used to collateralize other borrowings, such as repurchase agreements. At September 30, 2012, Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.5 billion. Alternatively, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.2 billion at September 30, 2012.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At September 30, 2012, Webster Bank exceeded all regulatory requirements.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At September 30, 2012, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. On June 7, 2012, the FRB approved three proposals implementing the Basel III capital standards. The Basel III proposals could fundamentally change how bank calculate their regulatory capital requirements. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights assets for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.
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
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the nine months ended September 30, 2012, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of September 30, 2012 and December 31, 2011, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer term earnings at risk for up to four years in the future.
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
Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 – Summary of Significant Accounting Policies and Note 12 – Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting September 30, 2012 and December 31, 2011 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

	-200bp	-100bp	+100bp	+200bp
September 30, 2012	N/A	N/A	-1.3%	-1.7%
December 31, 2011	N/A	N/A	+1.2%	+3.4%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2011 and as of September 30, 2012 assumed a federal funds rate of 0.25%. The increase in earnings at risk to higher rates since year end is primarily due to the purchase of fixed rate investment securities and termination of term fixed rate funding. As the federal funds rate was at 0.25% on September 30, 2012, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Operations.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting September 30, 2012 and December 31, 2011.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2012	N/A	N/A	-3.6%	-6.8%	-7.9%	-4.0%	+2.9%	+6.2%
December 31, 2011	N/A	N/A	-2.2%	-3.7%	-9.1%	-4.5%	+3.9%	+7.6%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefits from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The increase in earnings at risk to the short end of the yield curve moving up is due to the purchase of fixed rate investment securities and termination of term fixed rate funding. The decrease in earnings at risk to the long end of the yield curve moving down is due primarily to reduced risk from forecast of purchased securities. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2012 and December 31, 2011 and the projected change to economic values if interest rates instantaneously increase or decrease by 100.

	Book Value	Estimated Economic Value	Estimated Economic Value
			Change
(Dollars in thousands)			-100 BP	+100 BP
September 30, 2012
Assets	$19,729,662	$19,721,293	N/A	$(310,797)
Liabilities	17,745,984	17,601,057	N/A	(432,196)
Total	$1,983,678	$2,120,236	N/A	$121,399
Net change as % base net economic value				5.7%
December 31, 2011
Assets	$18,714,340	$18,716,175	N/A	$(368,271)
Liabilities	16,868,566	16,781,406	N/A	(409,364)
Total	$1,845,774	$1,934,769	N/A	$41,093
Net change as % base net economic value				2.1%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.2 years at September 30, 2012. At the end of 2011, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to asset duration decreasing from 1.9 years to 1.4 years and liability duration declining from 2.7 years to 2.6 years for the reasons discussed above.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2012 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
During the three months ended September 30, 2012, there were no material changes to the risk factors as previously disclosed in Webster’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of Webster or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Webster common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Warrants Purchased	Average Price Paid Per Warrant	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - 31, 2012	202	$20.60	5,592	$8.17	2,111,200
August 1 - 31, 2012	2,637	19.91	300	7.91	2,111,200
September 1 - 30, 2012	12,484	21.96	—	—	2,111,200
Total	15,323	$21.59	5,892	$8.15	2,111,200

(1)
The Company’s current stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 15,323 shares repurchased during the three months ended September 30, 2012 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

_____________________________________________________________________________________________

Webster sponsors the Webster Bank Retirement Savings Plan (the “401(k) Plan”), which is available to all eligible employees of Webster Bank. The 401(k) Plan contains a fund consisting primarily of Webster common stock (the “Webster Stock Fund”), and allows participants to allocate a portion of their account balance to interests in the Webster Stock Fund. Webster recently determined that it had inadvertently failed to file with Securities and Exchange Commission (the “SEC”) a registration statement on Form S-8 relating to securities offered under the 401(k) Plan.

Webster previously filed registration statements on Form S-8 with the SEC registering the sale of Webster common stock under the 401(k) Plan, but the number of shares registered was not sufficient to cover the number of shares purchased in the 401(k) Plan. Between October 1, 2011 and September 12, 2012, a total of approximately 263,909 shares of Webster common stock were purchased by the 401(k) Plan in open market transactions. Even though all of such common stock purchased in the Webster Stock Fund was purchased in the open market, since Webster sponsors the 401(k) Plan, it is required to register certain transactions in the 401(k) Plan involving Webster common stock. On September 13, 2012, Webster filed a Registration Statement on Form S-8 registering the sale of 650,000 shares, in the aggregate, under the 401(k) Plan.

Webster believes that it has provided the participants in the 401(k) plan with the same information they would have received had the registration statement been timely filed. Webster is implementing monitoring and reporting procedures to ensure that, in the future, Webster's registration statements have a sufficient number of shares to cover the shares of Webster common stock purchased by the 401(k) Plan.

Webster has consistently treated the shares purchased by the 401(k) Plan and held in the Webster Stock Fund as outstanding for financial reporting purposes. The unregistered transactions described above do not represent any additional dilution to stockholders.

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

3.2
Certificate of Designations establishing the rights of the Company’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2008 and incorporated herein by reference).

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

3.6	Bylaws, as amended effective October 22, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2012, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++
The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 2, 2012	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: November 2, 2012	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2012	By:	/S/ GREGORY S. MADAR
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

3.6	Bylaws, as amended effective October 22, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2012, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101++
The following materials from the Webster Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

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