Form 10-K
period 2012-12-31
WEBSTER FINANCIAL CORP
filed 2013-02-28
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012
Commission File Number: 001-31486
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
(Address and zip code of principal executive offices)
Registrant's telephone number, including area code: (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Depository Shares, Each Representing 1/1000th Interest in a Share of 6.40% Series E Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Warrants (Expiring November 21, 2018)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐  Yes    ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $1.8 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 29, 2012, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of January 31, 2013 was 85,340,995.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2013.

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
Company Overview
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At December 31, 2012 Webster Financial Corporation’s principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster had assets of $20.1 billion and shareholders' equity of $2.1 billion at December 31, 2012. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.
Webster, through Webster Bank and non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses primarily from Westchester County, N.Y. to Boston, MA. Webster provides commercial, small business and consumer banking, mortgage lending, financial planning, trust and investment services through 167 banking offices, 293 owned ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster Bank provides health savings account trustee and administrative services on a nationwide basis through its HSA Bank division and its internet website (www.hsabank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending.
The core of our company's value proposition is the service quality model that we refer to as the “Type W Personality”, which promises knowledgeable and reliable relationship-based bankers who know their markets and make decisions at the local level. The Company operates with a local market orientation as a community focused, values guided regional bank. Operating objectives include acquiring and developing customer relationships through marketing, onboarding and cross-sale efforts to fuel organic growth and expanding contiguously. The Company is in the process of strategically reconfiguring its approach to retail banking with the goal of focusing primarily on customer preferences rather than product sets. This process is expected to bring together our consumer banking services and products, including deposits, investment services, consumer finance and distribution planning under the umbrella of a Personal Bank.
In 2012, we focused on improving the customer experience by aligning Webster’s delivery channels and capital investment in line with our customers' shifting preference to utilize electronic and mobile channels to transact more of their banking business. This strategic decision to significantly increase investment in electronic infrastructure is in response to meeting customers' high expectations for access to convenience while lowering our service delivery costs. In 2012, the Company completed a year-long investment in technology to upgrade its ATMs by implementing customized settings, touchscreens, and speech capabilities, in order to provide a best-in-class experience for customers. All 293 Webster-owned ATMs across the four state footprint are now personalized, simpler, faster and more convenient. Also, for its 251 deposit-taking ATMs, the Company implemented envelope-free and image capture enhancements.
The Company also upgraded its mobile banking capabilities during 2012 with the introduction of an application for smart phones, which allows WebsterOnline customers to check balances, view transactions, pay bills and transfer money on their mobile devices. In addition, the Company launched "eChecking", a low cost product for both customers and Webster, designed for those who prefer to conduct banking using electronic channels. We believe that the shift to electronic infrastructure provides customers with more convenience, while giving branch personnel greater opportunity to build broader, deeper relationships with customers across all lines of business.
In 2012, the continued move from transaction-based to relationship-based banking was clearly evident as growth was driven by an increased focus on the customer experience, product enhancements, and an expanded sales force. Branch managers completed Webster's Business Banking certification program early in 2012. The success of the continued focus on relationship-based banking is evident in the 2012 Business and Professional Banking results. Business and Professional Banking recorded loan originations of $312.0 million for the year ended December 31, 2012, a 15.8% increase from prior year. Business and Professional Banking loan originations were accompanied by $194.8 million, or 12.4%, net deposit growth from December 31, 2011 to December 31, 2012 with the majority of this increase concentrated in Transaction/Demand Deposit account products. A pilot of Webster's Universal Banker program was launched late in 2012 with a full rollout of this new branch staffing model planned to occur throughout 2013. Under this program, branch bankers are trained to assist customers with a wider variety of banking matters and are more focused on financial advisory activities as transactions continue to migrate to Webster's electronic and mobile delivery channels. During 2012, Consumer Finance doubled the loan originator sales force, with an emphasis on jumbo mortgages as a key to relationship building. As a result, Consumer Finance loan originations were $1.2 billion for the year ended December 31, 2012, an 11.8% increase from prior year. The Company implemented a strategy of selling a higher percentage of conforming fixed-rate loans, which contributed to a $18.1 million increase in mortgage banking activity in 2012 as compared to 2011.
The Commercial Bank also benefited from the investment in relationship-based banking as Middle Market loan originations in 2012 were $1.3 billion, a 60.5% increase from prior year. The Commercial Real Estate portfolio also saw significant growth, generating $680.6 million in loan originations during the year ended December 31, 2012, a 67.1% increase from the prior year. During 2012, the Commercial Bank also formed a new Treasury and Payment Solutions group that brings together all of the Commercial Bank's cash management services and features automated capabilities that will enable the Company to best meet customers' cash management needs.
The Private Banking and HSA business segments also experienced significant growth during 2012. In the Private Bank, the Company added new relationship managers resulting in coverage in six of the Company's seven regional markets. In the first quarter of 2013, the Company opened a full service branch and Private Banking facility in Greenwich, CT. During 2012, the Private Bank had an 88.9% increase in deposits and a 16.1% increase in loans, as compared to prior year. The HSA segment experienced a 21.8% increase in deposit balances from prior year, driven by increased penetration into the midsize and larger group employer segment and differentiating value-added services.
On December 4, 2012, the Company closed the public offering of 5,060,000 depositary shares pursuant to an Underwriting Agreement, dated November 27, 2012, between the Company and Deutsche Bank Securities Inc., as representative for the underwriters listed therein. Each Depositary Share represents a 1/1000th interest in a share of the Company's Series E Non-Cumulative Perpetual Preferred Stock, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share). Dividends accrue and are payable on the liquidation amount of $25,000 per share of Series E Preferred Stock in arrears at 6.40% per annum only when, as, and if declared by the Board of Directors of Webster and to the extent Webster has legally available funds to pay dividends.
On December 6, 2012, Webster announced that its Board of Directors authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors.
On December 7, 2012, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. and Barclays Capital Inc. entered into an underwriting agreement pursuant to which the Warburg entities as selling stockholders, agreed to sell 10,000,000 shares of Webster's common stock, $0.01 par value per share, to the underwriter. The transaction closed on December 12, 2012. Webster purchased 2,518,891 shares of its common stock in the offering at a price per share equal to $19.85, the price per share paid by the underwriter to the selling stockholders pursuant to the underwriting agreement.
Business Segments
Webster’s operations are managed along four business segments consisting of Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes the HSA Bank, or HSA, and Private Banking operating segments. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided, or the type of customer served, and they reflect the way that financial information is currently evaluated by management. A description of each of the Company’s business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and financial statement results for each of the Company’s business segments are included in Note 21 - Business Segments in the Notes to Consolidated Financial Statements, which is located elsewhere in this report.
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
Supervision and Regulation
Webster, Webster Bank and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not necessarily investors in bank holding companies such as Webster.
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
Regulatory Agencies
Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a bank holding company and a financial holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Federal Reserve Board ("FRB"). Webster is also under the jurisdiction of the United States Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster's common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS” and is subject to the rules of the NYSE for listed companies.
Webster Bank is organized as a national banking association under the National Bank Act. It is subject to broad regulation and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary supervisory agency, as well as by the Federal Reserve, and Federal Deposit Insurance Corporation (“FDIC”). As noted below, on July 21, 2011 supervision of Webster's and Webster Bank's compliance with federal consumer financial protection laws was transferred to the Bureau of Consumer Financial Protection, or CFPB. The Company may also be subject to increased scrutiny and enforcement efforts by state attorneys general in regard to consumer protection laws. Webster Bank's deposits are insured by the FDIC.
Many of the Company's non-bank subsidiaries also are subject to regulation by the FRB and other federal and state agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.
Bank Holding Company Regulation
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries, and the holding company must be “well capitalized” and “well managed,” as defined in the FRB's Regulation Y, and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”.
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
The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Webster are also permitted to acquire control of non-depository institution companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior FRB approval. However, the BHC Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), requires prior written approval from the Federal Reserve or prior written notice to the Federal Reserve before a financial holding company may acquire control of a company with consolidated assets of $10 billion or more.
The BHC Act, the Federal Bank Merger Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of 5.0% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item) and the effectiveness of the subject organizations in combating money laundering activities.
Regulatory Reforms
The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare various studies and reports for Congress. Certain provisions of the Dodd-Frank Act applicable to Webster are discussed herein.
International reforms, such as the Basel III capital requirements, have also been proposed to be implemented in the United States. In June 2012, the FRB, the OCC and the FDIC issued three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals, discussed in more detail below, would, among other things, implement the Basel III capital standards, as well as the Basel II standardized approach for almost all banking organizations in the United States. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Basel II standardized proposal would modify the risk weights for various asset classes for purposes of calculating capital ratios. The U.S. rules are still pending with regulators, and the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.
On December 20, 2011, the FRB issued a notice of proposed rulemaking on enhanced prudential requirements required by the Dodd-Frank Act. Although most of the enhanced prudential requirements only apply to bank holding companies with more than $50 billion in assets, the proposed rule, as directed by the Dodd-Frank Act, contains certain requirements that apply to bank holding companies with more than $10 billion in assets, including an annual company-run stress test requirement and a requirement to use a risk committee of the Company's board of directors for enterprise-wide risk management practices. Webster meets these requirements.
On October 9, 2012, the FDIC, the OCC, and the Federal Reserve issued separate but similar Dodd-Frank Act-mandated final rules requiring covered banks and bank holding companies with more than $10 billion in total consolidated assets to conduct annual company-run stress tests. The final rules required banks with more than $50 billion in assets to begin conducting annual stress tests in 2012 and requires banks with between $10 billion and $50 billion in assets to begin conducting annual stress tests in October 2013.
In June 2011, the Federal Reserve approved a final debit card interchange rule pursuant to the Dodd-Frank Act that would cap an issuer's base fee at 21 cents per transaction and allow an additional amount equal to 5 basis-points of the transaction's value. The FRB separately issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing and updating reasonably designed fraud prevention policies and procedures. The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions.
The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented. It is difficult to predict at this time what specific impact certain provisions and yet to be finalized implementing rules and regulations will have on the Company, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of the regulatory reform, including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Dividends
The principal source of Webster's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its net retained profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. At December 31, 2012, there were $128.4 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $140.0 million in dividends during the year ended December 31, 2012.
In addition, Webster and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Federal Reserve System
FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily interest-bearing and regular checking accounts). Webster Bank's required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The FRB regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $12.4 million, which are exempt. Transaction accounts greater than $12.4 million up to $79.5 million have a reserve requirement of 3%, and those greater than $79.5 million have a reserve requirement of $2.013 million plus 10% of the amount over $79.5 million. The FRB generally makes annual adjustments to the tiered reserves. Webster Bank is in compliance with these requirements.
As a member of the Federal Reserve System, the Bank is required to hold capital stock of the Federal Reserve Bank of Boston. The shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank is in compliance with the FRB's capital stock requirement.
Federal Home Loan Bank System
The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility for member institutions. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). Webster Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year up to a maximum of $25.0 million. Webster Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances (borrowings), depending on the maturities of the advances. Webster Bank was in compliance with this requirement with a total investment in FHLB stock of $104.9 million at December 31, 2012. At December 31, 2012, Webster Bank had approximately $1.8 billion in FHLB advances.
The FHLB restored its quarterly dividend in March 2011, and Webster Bank received $0.5 million and $0.3 million in 2012 and 2011, respectively.
Source of Strength Doctrine
FRB policy, now codified under the Dodd-Frank Act, requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. As a result, Webster is expected to commit resources to support Webster Bank, including at times when Webster may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The Federal bankruptcy code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
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

•	Well capitalized - at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.

•	Adequately capitalized - at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital.

•
Undercapitalized - less than 4% leverage capital, 4% tier one risk-based capital and less than 8% total risk-based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•
Significantly undercapitalized - less than 3% leverage capital, 3% Tier 1 risk-based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•
Critically undercapitalized - less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2012, Webster and Webster Bank exceeded the regulatory requirements for the classification as “well capitalized”. On May 8, 2012, Webster Bank was notified by the OCC that the previously disclosed individual minimum capital ratios applicable to the Bank were terminated effective May 3, 2012. Webster Bank's Tier 1 leverage, total risk-based, and Tier 1 capital ratios were 8.1%, 12.9%, and 11.6% respectively, at December 31, 2012. See Note 14 - Regulatory Matters in the Notes to Consolidated Financial Statements for additional information regarding Webster and Webster Bank's regulatory capital levels.
At December 31, 2012, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III proposal will require the Company to exclude all trust preferred securities from the Company's Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital at December 31, 2012 would not affect the Company's ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.
On August 5, 2011, Standard & Poor's rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. In response, the federal banking agencies have indicated that for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government sponsored entities are not affected.
Basel III Proposed Amendments to Capital Adequacy Requirements
The current U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that meet under the auspices of the Bank for International Settlements in Basel, Switzerland to develop broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.
In 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
While the Basel Committee initially called for the implementation of the Basel III final framework to commence January 1, 2013, final rules have not yet been implemented in the United States.

“CET1” or “Common Equity Tier 1” is a new capital measure introduced by the Basel III capital framework. In June 2012, the Federal Banking Agencies issued a notice of proposed rulemaking (“NPR”) to implement Basel III in the United States. The Basel III NPR closely followed the Basel Committee's Basel III proposal in most respects. Although the NPR calls for implementation to begin in 2013, the Federal Banking Agencies have not yet finalized the proposal. The NPR would initially require banks and bank holding companies to meet the following minimum requirements:
•3.5% CET1 to risk-weighted assets;
•4.5% Tier 1 capital to risk-weighted assets; and
•8.0% Total capital to risk-weighted assets.

Under the Basel III NPR, the minimum capital requirements would increase in 2019 to the following:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital to risk-weighted assets; and
•8.0% Total capital to risk-weighted assets.
The Basel III final framework and the NPR provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
In addition to the Basel III NPR, the federal banking regulators also released an NPR to implement the Basel II Standardized Approach in the United States and make it applicable to almost all banking organizations in the United States. It incorporates aspects of the Basel Committee's Basel II standardized framework and provides alternatives to credit ratings for the treatment of certain exposures, consistent with the Dodd-Frank Act. The Standardized Approach NPR would increase the risk sensitivity of the Federal Banking Agencies' general risk-based capital requirements for determining risk-weighted assets (i.e., the denominator of a banking organization's risk-based capital ratios) by proposing revised methodologies for determining risk-weighted assets for:

•
Residential mortgage exposures by applying a more risk-sensitive treatment that would risk-weight an exposure based on certain loan characteristics, underwriting standards, and its loan-to-value ratio in a range between 35% and 200%, compared to current classification at 50%;

•	Certain commercial real estate credit facilities that finance the acquisition, development, or construction of real property by assigning a higher 150% risk weight;

•	Exposures that are more than 90 days past due or on nonaccrual (excluding sovereign and residential mortgage exposures) by assigning a higher 150% risk weight;

•
Exposures to foreign sovereigns, foreign banks, and foreign public sector entities by basing the risk weight for each exposure type on the Organisation for Economic Co-operation and Development's ("OECD") country risk classification of the sovereign entity so as to follow the Dodd-Frank Act's requirement not to use credit ratings; and

•	More favorable capital treatment for derivatives and repo-style transactions cleared through central counterparties.
The Standardized Approach NPR would also generally replace the use of credit ratings for securitization exposures with a formula-based approach under the existing gross up approach, or a new simplified supervisory formula approach ("SSFA"). The Standardized Approach NPR notes that the SSFA would generally result in relatively higher capital requirements for the more risky junior tranches of securitizations and relatively lower capital requirements for the most senior tranches. The Standardized Approach NPR would also provide greater recognition of credit risk mitigants, such as collateral and guarantees. For assets with newly eligible guarantees and eligible collateral, this will result in lower capital requirements. The changes in the Standardized Approach NPR are proposed to take effect January 1, 2015; however, banking organizations may choose to comply with the proposed requirements prior to that date.
The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.
Given that the Basel III rules remain subject to implementation and change, and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios; however, Webster believes it is already fully compliant with Basel III, including the conservation buffers.
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
Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Consumer Protection and Financial Privacy Laws
The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act and establishes the CFPB, as described above.
On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule will become effective January 10, 2014.
In addition, federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of "opt out" or "opt in" authorizations. Pursuant to the Gramm-Leach-Bliley Act ("GLBA") and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.
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
Deposit Insurance
Substantially all of the deposits of Webster Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.
In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base, and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated assets less tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012. Under the Dodd-Frank Act, the FDIC may review the definitions of subprime and leveraged loans. On October 9, 2012, the FDIC finalized the definitions of "higher-risk" consumer and C&I loans and securities used under Large Bank Pricing ("LBP") of deposit insurance assessments adopted February 25, 2011 for banks with $10 billion or more of assets. The final rule, among other things, renames leveraged loans “higher-risk C&I loans and securities”; renames subprime consumer loans “higher-risk consumer loans”; clarifies when an asset must be identified as higher risk; and clarifies the way securitizations are identified as higher risk. The Company is still in the process of assessing the impact of the final rule on the overall FDIC assessment rate. The new definitions will be incorporated in the LBP assessment effective April 1, 2013.
The Bank's FDIC deposit insurance assessment expenses totaled $22.7 million, $20.9 million and $24.5 million, for the years ended December 31, 2012, 2011, and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Webster's management is not aware of any practice, condition or violation that might lead to the termination of deposit insurance.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The NYSE has imposed a number of additional corporate governance requirements as well.
Incentive Compensation
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2011 Annual Meeting of Shareholders, Webster's shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Webster annually. In light of the results, the Board of Directors determined to hold the vote annually.
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the

Department of Justice. The Bank's latest OCC CRA rating was “satisfactory.”

USA PATRIOT Act
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.
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
Risk Management Framework
Webster utilizes an enterprise-wide approach to identifying, assessing, monitoring and managing risk within the Board-approved risk appetite framework. The Audit and Risk Committees of the Board of Directors, comprised of independent directors, oversee all Webster's risk-related matters and provide input and guidance as appropriate. Webster's Enterprise Risk Management Committee (“ERMC”), which reports directly to the Risk Committee of the Board, is chaired by Webster's President and is comprised of members of Webster's Executive Management Committee and Senior Risk Officers who oversee risk management activities.
The Chief Risk Officer is responsible for oversight of the bank's credit risk, operational risk management, compliance programs, and loan workout and recovery activities. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities.
Webster's risk appetite framework includes a risk appetite statement and supporting policy, along with board-level scorecards for monitoring Webster's risk positions relative to its established risk appetite.
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
As part of the Credit Risk Management process, there is a Credit Risk Management Committee ("CRMC") that meets regularly to report and discuss key credit risk topics, issues and policy recommendations affecting Webster Bank. Included in the CRMC process is the periodic review of Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The CRMC consists of a group of senior managers responsible for lending as well as senior managers from the Credit Risk Management function and is chaired by Webster's Chief Credit Officer. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC and the Risk Committee of the Board of Directors.
In addition to the Credit Risk Management team, there is an independent Credit Risk Review function that assesses risk ratings and credit underwriting process for all areas of the organization that incur credit risk. Credit Risk Review findings are reported to the CRMC, ERMC and the Risk Committee of the Board. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved. The head of Credit Risk Review reports directly to the Risk Committee of the Board and administratively to the Chief Risk Officer.
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Accordingly, Webster's interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO's primary goals are to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within Board of Director approved risk appetite limits. ALCO is chaired by Webster's Corporate Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the ERMC, the Risk Committee of the Board and the Board of Directors.
Liquidity Risk
Liquidity risk refers to the ability of Webster Bank to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Company owns.
The Company requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from Webster Bank, income from investment securities, the issuance of equity and debt from capital markets.
Both Webster Bank and the Company will maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with ERMC, the Risk Committee of the Board and the Board of Directors.
Capital Risk
Webster needs to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management targets and recommends capital conservation, generation and/or deployment strategies to the Risk Committee of the Board and the Board of Directors. ALCO also has responsibility for the annual capital plan, contingency planning and quarterly stress testing, which are all reviewed and approved by the Risk Committee of the Board and the Board of Directors at least annually.
Operational Risk

As defined by the Basel Committee, operational risk is “the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events”. The definition includes the risks stemming from failure to comply with applicable laws and regulations, reputational damage due to lapse in compliance with industry ethical standards and governance norms, and the lack of required risk identification or mitigation pertaining to business processes and utilized systems of operation.
The Operational Risk function is responsible for establishing processes and tools to identify, manage and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Specific programs and functions have been established to manage the risks associated with numerous legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, models, and new products and services.
Webster has established an Operational Risk Management Committee (ORMC), which consists of Senior Risk Officers and senior managers responsible for human resources, legal, information security and operations to periodically review the aforementioned programs, key operational risk trends, concerns and mitigation best practices. The ORMC is chaired by the Director of Operating Risk Management, who is responsible for overseeing Webster's enterprise risk management program and operational risk management framework.
Internal Audit
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
Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2012 and in other reports filed by Webster with the SEC.
Regional Expansion and Related Activities
Webster Bank operates seven regional offices located in Boston, Providence, White Plains, Stamford, Waterbury, New Haven and Hartford.
The Company’s growth and increased market share have been achieved through internal growth and also, in prior periods, through acquisitions. Acquisitions typically involve the payment of a premium over book and market values and commonly result in one-time charges against earnings for integration and similar costs. Cost-savings, especially incident to in-market acquisitions, are achieved and revenue growth opportunities may be enhanced through acquisitions. No acquisitions were undertaken during 2012 or 2011.
Subsidiaries of Webster Financial Corporation
Webster’s direct subsidiaries as of December 31, 2012 included Webster Bank, Fleming, Perry & Cox, Inc., and Webster Licensing, LLC. Webster also owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued or may in the future issue trust preferred securities. The Company completed the redemption at par of all the outstanding principal amount of Webster Capital Trust IV fixed to floating-rate trust preferred securities on July 18, 2012 using cash on hand.
Webster Bank's direct subsidiaries include Webster Mortgage Investment Corporation, Webster Business Credit Corporation (“WBCC”) and Webster Capital Finance, Inc. (“WCF”). Webster Bank is the primary source of retail activity within the consolidated group. Webster Bank provides banking services through 167 banking offices, 293 owned ATMs, telephone banking, mobile banking and its Internet websites. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential real estate and commercial mortgage real estate loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients within the region from Westchester County, NY to Boston, MA. WBCC provides asset-based lending services. WCF provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated group.

Employees
At December 31, 2012, Webster had 2,826 employees, including 2,730 full-time and 96 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) investment plan. Management considers relations with its employees to be good. See Note 19 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.
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
Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, increases capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability of such bank holding companies to count certain securities, such as trust preferred securities, as Tier 1 capital. Other regulatory proposals, if adopted, would increase minimum levels of required capital, narrow the definition of capital, place greater emphasis on common equity, and modify risk weights for various asset classes for purposes of calculating capital ratios.
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
Webster and Webster Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of Webster and Webster Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and OCC, we likely will be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and final implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations. For more information concerning our compliance with capital requirements, see the “Liquidity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
If all or a significant portion of the unrealized losses in our portfolio of investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.
Market values for certain securities in our portfolio declined moderately during 2011 and 2012 as liquidity and pricing continue to be disrupted for certain securities. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. Generally, market conditions remain strained for certain classes of securities. Accordingly, no assurance can be provided that the amount of the unrealized losses will not increase.
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
Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The current economic uncertainty is affecting employment levels and impacting the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need, depending on an analysis of the adequacy of the allowance for loan and lease losses, additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. We may suffer higher loan and lease losses as a result of these factors and the resulting impact on our borrowers.
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
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause our stock price to decrease regardless of our operating results.
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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. A continuing period of market disruption, or further market capitalization to book value deterioration, may result in the requirement to perform testing for impairment between annual assessments. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, which management attributes primarily to financial services industry-wide factors and to evaluate the carrying value of goodwill. To the extent that testing results in the identification of impairment, the Company may be required to record charges for the impairment of goodwill. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information.
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
As a large financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could materially adversely affect our results of operations or financial condition.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
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

ITEM 2. PROPERTIES
The Company's headquarters is located in Waterbury, Connecticut. This facility, which is owned by the Company, houses the Company's executive and primary administrative offices, as well as the principal banking headquarters of Webster Bank.
At December 31, 2012, Webster Bank had 167 banking offices, as follows:

	Leased	Owned	Total
Connecticut	75	49	124
Massachusetts	9	13	22
Rhode Island	9	4	13
New York	8	—	8
Total Banking Offices	101	66	167
Lease expiration dates range from 1 to 75 years with renewal options of 2 to 35 years. For additional information regarding leases and rental payments, see Note 22 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
The following subsidiaries and divisions maintain the following offices: Webster Private Banking, is headquartered in Hartford, Connecticut with offices in Stamford, New Haven, Waterbury and Providence, Rhode Island. Webster Capital Finance is headquartered in Farmington, Connecticut. Webster Business Credit Corporation (WBCC) is headquartered in New York, New York with offices in South Easton, Massachusetts; Radnor, Pennsylvania; and New Milford, Connecticut. HSA Bank is headquartered in Sheboygan, Wisconsin with an office in Milwaukee, Wisconsin.

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

ITEM 4. MINE SAFETY DISCLOSURES
None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The common shares of Webster trade on the New York Stock Exchange under the symbol “WBS”.
On January 31, 2013, the closing market price of Webster common stock was $22.25. On January 30, 2013, Webster’s Board of Directors declared a quarterly dividend of $.10 per share.
The following table sets forth for each quarter of 2012 and 2011 the intra-day high and low sales prices per share of Webster's common stock as reported by the NYSE and the cash dividends declared per share:

2012	High	Low	Dividends Declared
Fourth quarter	$24.46	$19.71	$0.10
Third quarter	24.98	19.43	0.10
Second quarter	23.11	18.88	0.10
First quarter	23.94	20.15	0.05
2011	High	Low	Dividends Declared
Fourth quarter	$21.23	$14.34	$0.05
Third quarter	22.42	14.78	0.05
Second quarter	22.03	19.14	0.05
First quarter	23.73	19.16	0.01
Webster had 7,840 holders of record of common stock and 85,340,995 shares outstanding on January 31, 2013. The number of shareholders of record was determined by Computershare, the Company’s transfer agent and registrar.
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
The payment of dividends is subject to various additional restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt. Payment of dividends to Webster from Webster Bank is subject to certain regulatory and other restrictions. Under OCC regulations, Webster Bank may pay dividends to Webster without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends declared do not exceed its net profits for the current year to the date of declaration plus net retained profits from the preceding two years less dividends declared in such years. At December 31, 2012, there were $128.4 million of retained earnings available for the payment of dividends by the Bank to the Company. At December 31, 2012, Webster Bank was in compliance with all applicable minimum capital requirements. The Bank paid the Company $140.0 million in dividends during the year ended December 31, 2012.
If the capital of Webster is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the “Supervision and Regulation” section contained elsewhere within this report for additional information on dividends.
Exchanges of Registered Securities
Registered securities were exchanged as part of employee and director stock compensation plans.

Recent Sale of Unregistered Securities
No unregistered securities were sold by Webster during the year ended December 31, 2012, except as described below.
Webster sponsors the Webster Bank Retirement Savings Plan (the “401(k) Plan”), which is available to all eligible employees of Webster Bank. The 401(k) Plan contains a fund consisting primarily of Webster common stock (the “Webster Stock Fund”) and allows participants to allocate a portion of their account balance to interests in the Webster Stock Fund. Webster recently determined that it had inadvertently failed to file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-8 relating to securities offered under the 401(k) Plan.
Webster previously filed registration statements on Form S-8 with the SEC registering the sale of Webster common stock under the 401(k) Plan, but the number of shares registered was not sufficient to cover the number of shares purchased in the 401(k) Plan. Between October 1, 2011 and September 12, 2012, a total of approximately 263,909 shares of Webster common stock were purchased by the 401(k) Plan in open market transactions. Even though all of such common stock purchased in the Webster Stock Fund was purchased in the open market, because Webster sponsors the 401(k) Plan, it is required to register certain transactions in the 401(k) Plan involving Webster common stock. On September 13, 2012, Webster filed a Registration Statement on Form S-8 registering the sale of 650,000 shares, in the aggregate, under the 401(k) Plan.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 6, 2012, Webster announced that its Board of Directors has authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors. On December 7, 2012, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., as selling stockholders, and Barclays Capital Inc. entered into an underwriting agreement pursuant to which the selling stockholders agreed to sell 10,000,000 shares of Webster's common stock, $0.01 par value per share, to the underwriter. The transaction closed on December 12, 2012. In connection with the common stock repurchase program, Webster purchased 2,518,891 shares of its common stock in the offering at a price per share equal to $19.85, the price per share paid by the underwriter to the selling stockholders pursuant to the underwriting agreement
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased or Dollar Amount Available for Repurchase Under the Plans or Programs (3)
October 1-31, 2012	188	$23.70	—	$—	—	2,111,200
November 1-30, 2012	—	—	300	7.55	—	2,111,200
December 1-31, 2012	2,577,843	19.87	—	—	2,518,891	$50,000,000
Total	2,578,031	$19.87	300	$7.55	2,518,891	$50,000,000

(1)
59,140 shares repurchased during the 4th quarter of 2012 were used for employee compensation plans while the remaining 2,518,891 shares were repurchased under the new program authorized by the Board of Directors on December 6, 2012 as described above.

(2)	Warrants to purchase common stock at an exercise price of $18.28 per share, listed on the NYSE under the symbol “WBS WS”.

(3)
The Company’s previous stock repurchase program, which was announced on September 26, 2007, authorized the Company to purchase up to an additional 5% of Webster’s common stock outstanding at the time of authorization, or 2.7 million shares. At December 1, 2012 there were 2.1 million shares remaining in the program. The program was reconfigured on December 6, 2012, with the new program authorizing the repurchase of $100 million common stock. The new program will remain in effect until fully utilized or until modified, superseded or terminated. As of December 31, 2012 there was $50 million of repurchase authority remaining.

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
Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2007.
Comparison of Five Year Cumulative Total Return Among
Webster, S&P 500 Index, KRX

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Webster Financial Corporation	$100	$45	$39	$65	$68	$70
KRX	$100	$81	$63	$76	$72	$82
S&P 500 Index	$100	$63	$80	$92	$94	$109

ITEM 6. SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
BALANCE SHEETS
Total assets	$20,146,765	$18,714,340	$18,033,881	$17,737,070	$17,582,687
Loans and leases, net	11,851,567	10,991,917	10,696,532	10,692,253	11,950,955
Investment securities	6,243,689	5,848,491	5,486,229	4,784,912	3,711,293
Goodwill and other intangible assets, net	540,157	545,577	551,164	556,752	563,926
Deposits	14,530,835	13,656,025	13,608,785	13,632,127	11,884,890
Borrowings	3,238,048	2,969,904	2,442,319	1,989,916	3,594,764
Total equity	2,093,530	1,845,774	1,778,879	1,955,907	1,882,888
STATEMENTS OF OPERATIONS
Interest income	$693,502	$699,723	$708,647	$746,090	$869,494
Interest expense	114,594	135,955	171,376	250,704	363,482
Net interest income	578,908	563,768	537,271	495,386	506,012
Provision for loan and lease losses	21,500	22,500	115,000	303,000	186,300
Other non-interest income	189,411	175,018	185,270	226,682	195,792
Net impairment losses on securities recognized in earnings	—	—	(5,838)	(28,477)	(219,277)
Net unrealized (loss) gain on securities classified as trading	—	(1,799)	12,045	—	—
Net gain (loss) on sale of investment securities	3,347	3,823	9,748	(13,810)	(6,094)
Goodwill impairment	—	—	—	—	198,379
Non-interest expense	501,804	510,976	538,974	507,394	476,790
Income (loss) from continuing operations before income tax expense (benefit)	248,362	207,334	84,522	(130,613)	(385,036)
Income tax expense (benefit)	74,665	57,951	12,358	(53,424)	(66,297)
Income (loss) from continuing operations	173,697	149,383	72,164	(77,189)	(318,739)
Income (loss) from discontinued operations, net of tax	—	1,995	94	302	(3,073)
Less: Net (loss) income attributable to non controlling interests	—	(1)	3	22	4
Preferred stock dividends	(2,460)	(3,286)	(18,086)	(32,863)	(12,805)
Accretion of preferred stock discount and gain on extinguishment	—	—	(6,830)	23,243	(145)
Net income (loss) available to common shareholders	$171,237	$148,093	$47,339	$(86,529)	$(334,766)
Per Share Data
Weighted-average common shares—diluted	91,649	91,688	82,172	63,916	52,020
Net income (loss) per common share from continuing operations—basic	$1.96	$1.67	$0.60	$(1.43)	$(6.39)
Net income (loss) per common share—basic	1.96	1.69	0.60	(1.42)	(6.45)
Net income (loss) per common share from continuing operations—diluted	1.86	1.59	0.57	(2.17)	(6.39)
Net income (loss) per common share—diluted	1.86	1.61	0.57	(2.16)	(6.45)
Dividends declared per common share	0.35	0.16	0.04	0.04	1.20
Book value per common share	22.75	20.74	19.97	19.43	23.77
Tangible book value per common share	16.47	14.58	13.64	12.33	13.10
Key Performance Ratios
Return on average assets (a)	0.90%	0.84%	0.40%	(0.44)%	(1.86)%
Return on average shareholders’ equity (a)	8.92	8.24	3.86	(4.09)	(17.61)
Return on average tangible common shareholders' equity	12.36	11.86	6.08	(7.95)	(46.44)
Net interest margin	3.32	3.47	3.36	3.14	3.29
Efficiency ratio	62.78	65.13	66.73	66.10	62.34
Tangible common equity ratio	7.17	7.03	6.80	5.63	4.07
Non-interest income as a percentage of total revenue	24.98	23.90	27.25	27.13	(6.21)
Average shareholders’ equity to average assets	10.06	10.16	10.47	10.68	10.56
Dividend payout ratio	17.86	9.47	6.67	(3.33)	(18.60)
Asset Quality Ratios
Allowance for loan and lease losses/total loans and leases	1.47%	2.08%	2.92%	3.09%	1.93%
Net charge-offs/average loans and leases	0.68	1.00	1.23	1.68	1.09
Non-performing loans and leases/total loans and leases	1.62	1.68	2.48	3.38	1.91
Non-performing assets/total loans, leases and OREO	1.65	1.72	2.73	3.63	2.15
(a) Calculated based on net income before preferred dividends.

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

Financial Performance
In 2012 the Company achieved several goals which were part of its overall strategy to operate more efficiently and effectively in a changing regulatory environment. During 2012 net income per common share increased, credit quality steadily improved, capital ratios remained strong, low cost deposits were at record highs, total loans grew, and return on average assets and average shareholders' equity showed continued improvement. In addition, the Company launched an all-encompassing review of operating expenses with a goal to operate at a 60% efficiency ratio, which was achieved during the fourth quarter of 2012. These efforts, coupled with our focus on meeting the changing preferences of our customers, resulted in a significant improvement in earnings during 2012.
Webster’s net income available to common shareholders for the year ended December 31, 2012 was $171.2 million compared to $148.1 million for the year ended December 31, 2011. Net income available to common shareholders per diluted share was $1.86 for the year ended December 31, 2012 compared to $1.61 for the year ended December 31, 2011. The primary factors which led to the increase in net income available to common shareholders in 2012 as compared to 2011 are outlined below.
The factors positively impacting net income available to common shareholders include:

•	interest expense decreased $21.4 million;

•	income from mortgage banking activities increased $18.1 million; and

•	non-interest expense (excluding litigation) decreased $18.7 million.

The factors negatively impacting net income available to common shareholders include:

•	interest income decreased $6.2 million;

•	deposit service fees decreased $6.2 million; and

•	the absence in 2012 of the $9.5 million non-recurring litigation benefit that occurred in 2011.
The impact of the items outlined above, after the effect from income taxes, resulted in income from continuing operations of $173.7 million for the year ended December 31, 2012 as compared to $149.4 million for the year ended December 31, 2011.
Credit quality improved as evidenced by improvement in asset quality ratios. Net charge offs to average loans and leases decreased from 1.00% at December 31, 2011 to 0.68% at December 31, 2012 and non-performing loans to total loans, leases and Other Real Estate Owned ("OREO") decreased from 1.72% at December 31, 2011 to 1.65% at December 31, 2012. The continued improvement in credit quality in 2012 resulted in a $1.0 million and $92.5 million decrease in the provision for loan and lease losses compared to 2011 and 2010, respectively.
The Company's capital remained strong at December 31, 2012 and well above the requirements to be considered "well capitalized" according to current and proposed regulatory standards. Due to the impact of loan growth on total risk weighted assets, the Tier 1 common equity to risk weighted assets ratio declined to 10.78% at December 31, 2012 from 11.12% at December 31, 2011. The tangible common equity ratio increased to 7.17% at December 31, 2012 from 7.03% at December 31, 2011.
On December 4, 2012, the Company closed the public offering of 5,060,000 depositary shares pursuant to an Underwriting Agreement, dated November 27, 2012, between the Company and Deutsche Bank Securities Inc., as representative for the underwriters listed therein. Each depositary share represents a 1/1000th interest in a share of its Series E Non-Cumulative Perpetual Preferred Stock, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share). Dividends accrue and are payable on the liquidation amount of $25,000 per share of Series E Preferred Stock in arrears at 6.40% per annum only when, as, and if declared by the Board of Directors of Webster and to the extent Webster has legally available funds to pay dividends.
During 2012, the Company completed several initiatives to improve shareholder return. On January 23, 2012, Webster's Board of Directors declared a quarterly dividend of $0.05 per share and on April 23, 2012, the Company increased its quarterly cash dividend to common shareholders to $0.10 per common share from $0.05 per common share.
In addition, on December 6, 2012, Webster announced that its Board of Directors has authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors. On December 7, 2012, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., collectively the selling stockholders, and Barclays Capital Inc. entered into an underwriting agreement pursuant to which the Warburg enitities agreed to sell 10,000,000 shares of Webster's common stock, $0.01 par value per share, to the underwriter. The transaction closed on December 12, 2012. In connection with the common stock repurchase program, Webster purchased 2,518,891 shares of its common stock in the offering at a price per share equal to $19.85, the price per share paid by the underwriter to the selling stockholders pursuant to the underwriting agreement

Selected financial highlights are presented in the following table:

	At or for the year ended December 31,
(In thousands, except per share and ratio data)	2012	2011	2010
Earnings:
Net interest income	$578,908	$563,768	$537,271
Provision for loan and lease losses	21,500	22,500	115,000
Total non-interest income	192,758	177,042	201,225
Total non-interest expense	501,804	510,976	538,974
Income from continuing operations	173,697	149,383	72,164
Income from discontinued operations, net of tax	—	1,995	94
Net (loss) income attributable to noncontrolling interests	—	(1)	3
Net income attributable to Webster Financial Corporation	173,697	151,379	72,255
Net income available to common shareholders	171,237	148,093	47,339
Per Share Data:
Weighted-average common shares - diluted	91,649	91,688	82,172
Net income from continuing operations per common share - diluted (a)	$1.86	$1.59	$0.57
Net income available to common shareholders per common share - diluted (a)	1.86	1.61	0.57
Dividends declared per common share	0.35	0.16	0.04
Dividends declared per Series A preferred share	85.00	85.00	85.00
Dividends declared per Series B preferred share	—	—	49.86
Dividends declared per subsidiary preferred share	—	0.83	0.86
Book value per common share	22.75	20.74	19.97
Tangible book value per common share	16.47	14.58	13.64
Selected Ratios:
Return on average assets (b)	0.90%	0.84%	0.40%
Return on average shareholders' equity (b)	8.92	8.24	3.86
Return on average tangible common shareholders' equity	12.36	11.86	6.08
Net interest margin	3.32	3.47	3.36
Efficiency ratio	62.78	65.13	66.73
Tangible common equity ratio	7.17	7.03	6.80
Tier 1 common equity to risk weighted assets	10.78	11.12	9.88

(a)
For the years ended December 31, 2012, 2011 and 2010 the effect of preferred stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

(b)	Based on net income before preferred dividend.

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
See the following tables for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP at or for the year ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)
	At or for the year ended December 31,
Return on average tangible common shareholders' equity (non-GAAP):	2012	2011	2010
Net income attributable to Webster Financial Corporation	$173,697	$151,379	$72,255
Shareholders' equity (GAAP)	$2,093,530	$1,845,774	$1,778,879
Less: Preferred stock (GAAP)	151,649	28,939	28,939
Non controlling interests (GAAP)	—	—	9,644
Goodwill and other intangible assets (GAAP)	540,157	545,577	551,164
Add back: DTL related to other intangible assets (GAAP)	3,678	5,619	—
Tangible common equity (non-GAAP)	$1,405,402	$1,276,877	$1,189,132
Return on average tangible common shareholders' equity (non-GAAP)	12.36%	11.86%	6.08%

	For the year ended December 31,
Efficiency ratio (non-GAAP)	2012	2011	2010
Non-interest expense (GAAP)	$501,804	$510,976	$538,974
Less: Foreclosed property (income) expense	(1,098)	2,744	10,773
Intangible assets amortization	5,420	5,588	5,588
Severance	1,505	5,100	1,832
Debt prepayment penalties	4,040	5,203	—
Write-down for expedited asset disposition	—	6,260	—
Preferred stock redemption costs	—	423	—
Stock registration costs	175	—	—
Warrant registration	—	350	—
Loan repurchase and unfunded commitment reserve benefit, net	—	(1,436)	—
Branch and facility optimization	168	5,004	4,307
Fraud loss	—	—	5,861
Litigation	—	(9,523)	22,476
Non-interest expense (non-GAAP)	$491,594	$491,263	$488,137
Net interest income (before provision) (GAAP)	$578,908	$563,768	$537,271
Add back: FTE adjustment	14,751	15,497	14,857
Non-interest income (GAAP)	192,758	177,042	201,225
Less: Net gain on securities	3,347	2,024	21,793
Income (non-GAAP)	$783,070	$754,283	$731,560
Efficiency ratio (non-GAAP)	62.78%	65.13%	66.73%

	At or for the year ended December 31,
Tangible common equity ratio (non-GAAP):	2012	2011	2010
Equity (GAAP)	$2,093,530	$1,845,774	$1,778,879
Less: Preferred stock (GAAP)	151,649	28,939	28,939
Non controlling interests (GAAP)	—	—	9,644
Goodwill and other intangible assets (GAAP)	540,157	545,577	551,164
Add back: DTL related to other intangible assets (GAAP)	3,678	5,619	—
Tangible common equity (non-GAAP)	$1,405,402	$1,276,877	$1,189,132
Total Assets	$20,146,765	$18,714,340	$18,033,881
Less: Goodwill and other intangible assets (GAAP)	540,157	545,577	551,164
Add back: DTL related to other intangible assets (GAAP)	3,678	5,619	—
Tangible assets (non-GAAP)	$19,610,286	$18,174,382	$17,482,717
Tangible equity ratio (non-GAAP)	7.17%	7.03%	6.80%

(Dollars and shares in thousands, except per share data)
	At December 31,
Tangible book value per common share (non-GAAP):	2012	2011	2010
Equity (GAAP)	$2,093,530	$1,845,774	$1,778,879
Less: Preferred equity (GAAP)	151,649	28,939	28,939
Non controlling interests (GAAP)	—	—	9,644
Goodwill and other intangible assets (GAAP)	540,157	545,577	551,164
Add back: DTL related to other intangibles (GAAP)	3,678	5,619	—
Tangible common equity (non-GAAP)	$1,405,402	$1,276,877	$1,189,132
Common shares outstanding	85,341	87,600	87,160
Tangible book value per common share (non-GAAP)	$16.47	$14.58	$13.64

	At December 31,
Tier 1 common equity/ risk weighted assets (non-GAAP):	2012	2011	2010
Equity (GAAP)	$2,093,530	$1,845,774	$1,778,879
Less: Preferred equity (GAAP)	151,649	28,939	28,939
Non controlling interests (GAAP)	—	—	9,644
Goodwill and other intangible assets (GAAP)	540,157	545,577	551,164
Add back: Accumulated other comprehensive loss (GAAP)	32,266	60,204	13,709
DTL (DTA) related to goodwill and other intangibles (regulatory)	11,380	12,795	(36,956)
Tier 1 common equity (regulatory)	$1,445,370	$1,344,257	$1,165,885
Risk-weighted assets (regulatory)	$13,409,363	$12,087,718	$11,805,871
Tier 1 common equity/ risk weighted assets (non-GAAP)	10.78%	11.12%	9.88%

The following table summarize the Company's average balances (average balances are daily averages), interest and yields on major categories of Webster's interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

Table 1: Three-year average balance sheet and net interest margin.

	Years ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$11,525,233	$485,666	4.21%	$11,054,100	$486,883	4.40%	$10,904,698	$493,244	4.52%
Securities (b)	6,100,219	216,513	3.58	5,407,867	223,568	4.16	5,254,314	225,918	4.32
Federal Home Loan and Federal Reserve Bank stock	143,074	3,508	2.45	143,874	3,318	2.31	142,896	2,983	2.09
Interest-bearing deposits	77,265	141	0.18	112,232	216	0.19	151,756	389	0.26
Loans held for sale	73,156	2,425	3.31	28,144	1,235	4.39	21,758	970	4.46
Total interest-earning assets	17,918,947	708,253	3.96%	16,746,217	715,220	4.28%	16,475,422	723,504	4.40%
Noninterest-earning assets	1,427,824			1,335,374			1,378,242
Total assets	$19,346,771			$18,081,591			$17,853,664
Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,638,025			$2,278,419			$1,789,161
Savings, checking & money market deposits	8,824,581	$21,061	0.24%	8,534,333	$33,747	0.40%	8,458,169	49,251	0.58%
Time deposits	2,703,414	38,525	1.43	3,031,835	47,061	1.55	3,490,017	63,378	1.82
Total deposits	14,166,020	59,586	0.42	13,844,587	80,808	0.58	13,737,347	112,629	0.82
Securities sold under agreements to repurchase and other short-term borrowings	1,207,623	21,034	1.74	1,053,323	16,173	1.54	899,203	15,900	1.77
Federal Home Loan Bank advances	1,389,999	16,943	1.22	569,987	14,352	2.52	567,711	17,628	3.11
Long-term debt	418,896	17,031	4.07	565,331	24,622	4.36	586,546	25,219	4.30
Total borrowings	3,016,518	55,008	1.82	2,188,641	55,147	2.52	2,053,460	58,747	2.86
Total interest-bearing liabilities	17,182,538	114,594	0.67%	16,033,228	135,955	0.85%	15,790,807	171,376	1.09%
Noninterest-bearing liabilities	217,653			202,205			184,264
Total liabilities	17,400,191			16,235,433			15,975,071
Noncontrolling interests	—			9,119			9,643
Preferred Stock	38,335			28,942			317,659
Common shareholders' equity	1,908,245			1,808,097			1,551,291
Webster Financial Corp. shareholders' equity	1,946,580			1,837,039			1,868,950
Total liabilities and equity	$19,346,771			$18,081,591			$17,853,664
Tax-equivalent net interest income		593,659			579,265			552,128
Less: tax equivalent adjustments		(14,751)			(15,497)			(14,857)
Net interest income		$578,908			$563,768			$537,271
Net interest margin			3.32%			3.47%			3.36%

(a)	On a fully tax-equivalent basis.

(b)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.0% of total revenue for the year ended December 31, 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.
Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO")and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size, duration and credit risk of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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
Table 2: Net interest income - rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2012 vs. 2011 Increase (decrease) due to			Years ended December 31, 2011 vs. 2010 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(21,523)	$20,306	$(1,217)	$(13,058)	$6,697	$(6,361)
Loans held for sale	(366)	1,556	1,190	(15)	280	265
Investment securities	(29,265)	23,071	(6,194)	(7,011)	4,183	(2,828)
Total interest income	$(51,154)	$44,933	$(6,221)	$(20,084)	$11,160	$(8,924)
Interest on interest-bearing liabilities:
Deposits	$(23,058)	$1,836	$(21,222)	$(32,694)	$873	$(31,821)
Borrowings	(17,668)	17,529	(139)	(7,303)	3,703	(3,600)
Total interest expense	$(40,726)	$19,365	$(21,361)	$(39,997)	$4,576	$(35,421)
Net change in net interest income	$(10,428)	$25,568	$15,140	$19,913	$6,584	$26,497

Net interest income totaled $578.9 million for the year ended December 31, 2012 compared to $563.8 million for the year ended December 31, 2011, an increase of $15.1 million. The increase in net interest income during the year ended December 31, 2012 was primarily related to an increase in average interest earning assets, partially offset by a decrease in the net interest margin. Average interest-earning assets for the year ended December 31, 2012 increased $1.2 billion from the year ended December 31, 2011. The net interest margin decreased 15 basis points from 3.47% during the year ended December 31, 2011 to 3.32% during the year ended December 31, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 32 basis points from 4.28% during the year ended December 31, 2011 to 3.96% during the year ended December 31, 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.

Average loans increased $471.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The loan portfolio yield decreased 19 basis points to 4.21% for the year ended December 31, 2012 and comprised 64.3% of the average interest-earning assets at December 31, 2012, compared to the loan portfolio yield of 4.40% for the year ended December 31, 2011 which comprised 66.0% of the average interest-earning assets at December 31, 2011. The decrease in the yield on the average loan portfolio is due to the repayment of higher yielding loans and the origination of lower yielding loans in a low interest rate environment.
The average securities portfolio increased $692.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The yield on investment securities decreased 58 basis points to 3.58% for the year ended December 31, 2012 and comprised 34.0% of average interest-earning assets at December 31, 2012, compared to the yield on investment securities of 4.16% for the year ended December 31, 2011, which comprised 32.3% of the average interest-earning assets at December 31, 2011. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in anticipation of declines in long-term interest rates and a protracted low rate environment.
Average deposits increased $321.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is due to a $359.6 million increase in non-interest bearing deposits, partially offset by a $38.2 million decrease in interest-bearing deposits. The average cost of deposits decreased 16 basis points to 0.42% for the year ended December 31, 2012 from 0.58% for the year ended December 31, 2011. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposits to total interest-bearing deposits decreased from 26.2% for the year ended December 31, 2011 to 23.5% for the year ended December 31, 2012.
Average total borrowings increased $827.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is due to an $820.0 million increase in average Federal Home Loan Bank advances, a $154.3 million increase in securities sold under agreements to repurchase and other short-term borrowings, partially offset by a $146.4 million decrease in average long-term debt. The increase in short-term borrowings is due to the replacement of long-term funding with short-term, lower cost funding in anticipation of declines in long-term interest rates and a protracted low rate environment. The decrease in average long-term debt is due to the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012, which also resulted in a 29 basis point decrease in the cost of long-term debt.

Provision for Loan and Lease Losses
The provision for loan and lease losses was $21.5 million and $22.5 million for the years ended December 31, 2012 and 2011, respectively, a decrease of $1.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in the provision includes a reduction in net benefit for the Commercial portfolio offset by reduced provisions in the Residential and Consumer portfolios.
Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2012, the allowance for loan and lease losses totaled $177.1 million or 1.47% of total loans and leases compared to $233.5 million or 2.08% of total loans and leases at December 31, 2011. For the year ended December 31, 2012, total net charge-offs were $77.9 million compared to $110.7 million for the year ended December 31, 2011.
See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income
Total non-interest income was $192.8 million for the year ended December 31, 2012, an increase of $15.7 million from the year ended December 31, 2011. The increase for the year ended December 31, 2012 is primarily attributable to growth in mortgage banking activities offset partially by lower deposit service and loan related fees.
Table 3: Non-interest income comparison of 2012 to 2011.

	Years ended December 31,		Increase (decrease)
(In thousands)	2012	2011	Amount	Percent
Non-Interest Income:
Deposit service fees	$96,633	$102,795	$(6,162)	(6.0)%
Loan related fees	18,043	20,237	(2,194)	(10.8)
Wealth and investment services	29,515	26,421	3,094	11.7
Mortgage banking activities	23,037	4,905	18,132	369.7
Increase in cash surrender value of life insurance policies	11,254	10,360	894	8.6
Net loss on trading securities	—	(1,799)	1,799	100.0
Net gain on sale of investment securities	3,347	3,823	(476)	(12.5)
Other income	10,929	10,300	629	6.1
Total non-interest income	$192,758	$177,042	$15,716	8.9%
Deposit Service Fees. Deposit service fees were $96.6 million for the year ended December 31, 2012, a decrease of $6.2 million from the comparable period in 2011 primarily due to the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011, partially offset by an increase in HSA service fees driven by an increase in account volume.
Loan Related Fees. Loan related fees were $18.0 million for the year ended December 31, 2012, a decrease of $2.2 million from the comparable period in 2011 due to a decreased volume of amendment fees and increased mortgage servicing right amortization.
Wealth and Investment Services. Wealth and investment services income was $29.5 million for the year ended December 31, 2012, an increase of $3.1 million from the comparable period in 2011 due to an increase in income from Webster Investment Services driven by increased referral activity as a result of the Company's focus on relationship banking, as well as an increase in trust fees at the Private Bank.
Mortgage Banking Activities. Mortgage banking activities net revenue was $23.0 million for the year ended December 31, 2012, an increase of $18.1 million from the comparable period in 2011. The increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the doubling of the loan originator sales force and the Company implementing a strategy of selling a higher percentage of conforming fixed-rate loans, combined with favorable pricing in the secondary markets, This increase was partially offset by a negative fair value adjustment on mortgage banking derivatives in the year ended December 31, 2012 as compared to a positive fair value adjustment in the year ended December 31, 2011.
Increase in Cash Surrender Value of Life Insurance Policies. Increase in cash surrender value of life insurance polices was $11.3 million for the year ended December 31, 2012, an increase of $0.9 million from the comparable period in 2011 due primarily to to a $100 million of additional purchases of life insurance policies in September 2012.
Other. Other non-interest income was $10.9 million and $10.3 million for the years ended December 31, 2012 and 2011, respectively. The increase of $0.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to an increase in positive fair value adjustments on treasury derivatives related to increased client swap activity, partially offset by a net impairment loss of $0.7 million on the Company’s investments in private equity funds during the year ended December 31, 2012, as compared to a net gain of $1.6 million for the year ended December 31, 2011 and a $1.0 million write-down on a loan held for sale during the year ended December 31, 2012.

Non-Interest Expense
Total non-interest expense was $501.8 million for the year ended December 31, 2012, a decrease of $9.2 million from the year ended December 31, 2011. The Company continues to remain focused on expense control management.

Table 4: Non-interest expense comparison of 2012 to 2011.

	Years ended December 31,		Increase (decrease)
	2012	2011	Amount	Percent
(In thousands)
Non-Interest Expense:
Compensation and benefits	$264,101	$262,647	$1,454	0.6%
Occupancy	50,131	53,866	(3,735)	(6.9)
Technology and equipment	62,210	60,721	1,489	2.5
Intangible assets amortization	5,420	5,588	(168)	(3)
Marketing	16,827	18,456	(1,629)	(8.8)
Professional and outside services	11,348	11,203	145	1.3
Deposit insurance	22,749	20,927	1,822	8.7
Litigation	—	(9,523)	9,523	100.0
Other expense	69,018	87,091	(18,073)	(20.8)
Total non-interest expense	$501,804	$510,976	$(9,172)	(1.8)%
Compensation and Benefits. Compensation and benefits expense was $264.1 million for the year ended December 31, 2012 an increase of $1.5 million from the comparable period in 2011. The increase is primarily due to an increase in commission expense driven by an increase in loan volumes and an increase in pension expense driven primarily by a decrease in the discount rate to determine the Plan's benefit obligation and earnings rate, partially offset by a decrease in group insurance due to a decrease in claim volume.
Occupancy. Occupancy expense was $50.1 million for the year ended December 31, 2012, a decrease of $3.7 million from the comparable period in 2011, primarily due to the consolidation of 16 branches since the beginning of 2011.
Technology and Equipment. Technology and equipment expense was $62.2 million for the year ended December 31, 2012, an increase of $1.5 million from the comparable period in 2011. The increase is reflective of an increase in technology service contracts related to the Company’s data center co-location initiative (i.e. the migration of IT applications to third-party hosted data centers).
Marketing. Marketing expense was $16.8 million for the year ended December 31, 2012, a decrease of $1.6 million from the comparable period in 2011, primarily due to a decrease in advertising campaigns.
Deposit Insurance. Deposit insurance was $22.7 million for the year ended December 31, 2012, an increase of $1.8 million from the comparable period in 2011 due to a higher assessment base as a result of an increase in average assets.
Other. Other non-interest expense was $69.0 million for the year ended December 31, 2012, a decrease of $18.1 million from the comparable period in 2011 primarily attributable to an increase in gain on sale of foreclosed and repossessed assets in 2012 as compared to write-downs to expedite the sale of OREO inventory in 2011 as well as a decrease in branch and facility optimization costs. The decrease from the comparable periods is partially offset by $0.4 million in expense related to the redemption of Webster Capital Trust IV, $1.1 million in expense related to a tender offer for subordinated notes, and $2.5 million in prepayment penalties related to the prepayment of FHLB advances all of which occurred during the year ended December 31, 2012.

Income Taxes
Webster recognized income tax expense of $74.7 million in 2012 and $58.0 million in 2011. The effective tax rates were 30.1% and 28.0%, respectively. The increase in the effective rate principally reflects the increased pre-tax income as well as decreased benefits from (i) tax-exempt interest income and (ii) reductions in the Company's deferred tax asset valuation allowance applicable to capital losses.
For more information on Webster's income taxes, including its deferred tax assets and valuation allowance, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2011 and 2010 Years
For the year ended December 31, 2011, Webster’s net income available to common shareholders was $148.1 million compared to $47.3 million for the year ended December 31, 2010. Net income per diluted share was $1.61 for the year ended December 31, 2011 compared to $0.57 for the year ended December 31, 2010. The primary factors which led to the increase in net income available to common shareholders in 2011 as compared to 2010 are outlined below.
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
A discussion of the significant components of income from continuing operations follows.
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
Interest income decreased $8.9 million to $699.7 million for the year ended December 31, 2011 as compared to 2010. Average loans, excluding loans held for sale, increased by $149.4 million for the year ended December 31, 2011 compared to 2010. Average investment securities increased by $153.6 million for the year ended December 31, 2011 compared to 2010. The 12 basis point decrease in the average yield earned on interest-earning assets for the year ended December 31, 2011 to 4.28% compared to 4.40% for 2010 is a result of repayment of higher yielding loans and securities, origination of lower yielding loans and purchase of lower yielding securities. The loan portfolio yield of 4.40% for the year ended December 31, 2011 and comprised 66.0% of average interest-earning assets at December 31, 2011 compared to the loan portfolio yield of 4.52% and 66.2% of average interest-earning assets for the year ended December 31, 2010. The yield on investment securities decreased by 16 basis points to 4.16% and comprised 32.3% of average interest-earning assets at December 31, 2011 compared to the investment portfolio yield of 4.32% and 31.9% of average interest-earning assets at December 31, 2010. All other interest-earning assets comprised 1.7% and 1.9% at December 31, 2011 and 2010, respectively.

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
Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance, changes in the levels of non-performing loans, net charge-offs and the general economic environment. At December 31, 2011, the allowance for loan and lease losses totaled $233.5 million, or 2.08%, of total loans compared to $321.7 million, or 2.92%, at December 31, 2010. See the “Allowance for Loan and Lease Losses Methodology” section later in Management’s Discussion and Analysis for further details.
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
Wealth and Investment Services. Wealth and investment services income was $26.4 million for the year ended December 31, 2011, an increase of $1.5 million from the comparable period in 2010, due to an increase in new business originated by the Private Bank.
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
Table 6: Non-interest expense comparison of 2011 to 2010.

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
Litigation. Litigation expense was $22.5 million for the year ended December 31, 2010 and encompassed a $19.7 million charge for a litigation reserve related to Broadwin litigation and a settlement charge of $2.8 million related to a class action lawsuit regarding the assessment and collection of overdue fees on customer checking accounts. During the year ended 2011 the Company settled the Broadwin litigation for a net settlement benefit of $9.5 million.
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
Discontinued Operations
For the year ended December 31, 2011, income from discontinued operations was $2.0 million, an increase of $1.9 million from the $0.1 million income from discontinued operations recognized for the year ended December 31, 2010. Income from discontinued operations is primarily related to the sale of Webster Insurance and Webster Risk Services in 2008 and represents the finalization of revenues associated with the contingent earn-out contracts.
Income Taxes
Webster recognized income tax expense of $58.0 million in 2011 and $12.4 million in 2010. The effective tax rates were 28.0% and 14.6%, respectively. The increase in the effective rate principally reflected the significantly increased pre-tax income as well as decreased benefits from (i) tax-exempt interest income and (ii) reductions in the Company's deferred tax asset valuation allowance applicable to capital losses, partially offset by an increase in the tax-deductibility of executive compensation in 2011 associated with Webster's 2010 exit from the U.S. Treasury's Capital Purchase Program.
For more information on Webster’s income taxes, including its deferred tax assets and valuation allowance, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

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
The following tables present the results for Webster’s business segments for the years ended December 31, 2012, 2011 and 2010 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

Table 7: Business Segment performance summary of net income (loss) for years ended December 31,

(In thousands)	2012	2011 (a)	2010 (a)
Net income (loss):
Commercial Banking	$88,657	$79,460	$38,818
Retail Banking	39,217	28,952	13,892
Consumer Finance	25,225	4,897	(22,517)
Other	12,602	6,377	2,444
Total Business Segments	165,701	119,686	32,637
Corporate and Reconciling	7,996	31,693	39,618
Net income attributable to Webster Financial Corporation	$173,697	$151,379	$72,255
(a) Reclassified to conform to the 2012 presentation.

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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the years ended December 31, 2012, 2011 and 2010, 83.7% , 108.8% and 89.9% of the provision expense is specifically attributable to business segments.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.
Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment services, which includes government and institutional banking. Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a referral source to Private Banking and Retail Banking.
Table 8: Commercial Banking Results for the years ended December 31,

(In thousands)	2012	2011(a)	2010(a)
Net interest income	$188,666	$168,560	$147,162
(Benefit) provision for loan and lease losses	(7,498)	(21,213)	25,618
Net interest income after provision	196,164	189,773	121,544
Non-interest income	29,324	25,869	24,174
Non-interest expense	98,721	105,356	100,253
Income before income taxes	126,767	110,286	45,465
Income tax expense	38,110	30,826	6,647
Net income	$88,657	$79,460	$38,818

(In thousands)	At December 31, 2012	At December 31, 2011(a)	At December 31, 2010(a)
Total assets	$5,113,898	$4,359,403	$4,118,178
Total loans	5,037,307	4,289,354	4,088,492
Total deposits	2,633,327	2,396,990	2,471,036
(a) Reclassified to conform to the 2012 presentation.
Net interest income increased $20.1 million in 2012 compared to 2011. The increase is primarily due to continuing lower cost of funds, including an increase in non-interest bearing deposit balances, greater loan volumes, and greater deferred loan fees. The benefit for loan and lease losses decreased $13.7 million in 2012 compared to 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Commercial Banking has realized continued improvement in asset quality, including a continuing decline in charge-offs and substandard loans, which allows the overall loan loss coverage to decline. Non-interest income increased $3.5 million in 2012 compared to 2011, primarily due to increased revenues from interest rate management services. Non-interest expense decreased $6.6 million in 2012 compared to 2011. The decrease is a result of significantly lower foreclosure and repossessed asset related expenses and greater recoveries. Loans increased $748.0 million from December 31, 2011 primarily due to new originations. Total deposits increased $236.3 million for the period ended December 31, 2012, compared to December 31, 2011 as a result of new business, operating funds maintained for cash management services and a market trend to customers holding more balances at banks.
Net interest income increased $21.4 million in 2011 compared to 2010. The increase is primarily due to wider loan spreads, higher loan balances and growth in demand deposit liability balances. The provision for loan and lease losses decreased $46.8 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest expense increased $5.1 million in 2011 compared to 2010, as a result of methodology changes including direct allocation of long-term incentive costs to the business line. Total loans in the commercial banking segment increased $200.9 million at December 31, 2011. The increase reflects Webster’s efforts to focus on lending primarily within the region from Westchester County, New York to Boston and reduced emphasis on equipment finance and asset-based lending, which have shifted from a national to a primarily regional focus. Total deposits decreased $74.0 million for the year ended December 31, 2011, compared to December 31, 2010. The decrease reflects lower deposit balances in the government banking center.

Retail Banking
Retail Banking serves consumers and small businesses primarily throughout southern New England and into Westchester County, New York, with a distribution network of 167 banking offices and 293 owned ATMs, and a full range of Internet and mobile banking services. Retail Banking includes Webster’s branch network, Consumer deposits, Business and Professional Banking (“BPB"), Webster Investment Services (“WIS”) and the Customer Care Center.
BPB offers credit and deposit-related products targeted to small businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers based in our branches.
WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At December 31, 2012, Webster had $2.3 billion of assets under administration in its strategic partnership with LPL compared to $2.0 billion for the years ended December 31, 2011 and 2010. These assets are not included in the Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions’ branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Table 9: Retail Banking Results for the years ended December 31,

(In thousands)	2012	2011(a)	2010(a)
Net interest income	$235,519	$233,441	$211,818
Provision for loan and lease losses	3,796	14,189	10,463
Net interest income after provision	231,723	219,252	201,355
Non-interest income	90,793	98,763	107,761
Non-interest expense	266,441	277,832	292,845
Income before income taxes	56,075	40,183	16,271
Income tax expense	16,858	11,231	2,379
Net income	$39,217	$28,952	$13,892

(In thousands)	At December 31, 2012	At December 31, 2011(a)	At December 31, 2010(a)
Total assets	$1,651,397	$1,546,455	$1,516,193
Total loans	993,855	886,481	848,928
Total deposits	10,147,893	10,009,640	9,968,959
(a) Reclassified to conform to the 2012 presentation.
Net interest income increased $2.1 million in 2012 compared to 2011. The increase is a result of improved deposit mix of higher percentage non-interest bearing deposits and reduced deposit costs that were partially offset by a decline in the funding value of deposits. The provision for loan and lease losses decreased $10.4 million in 2012 compared to 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. The Business and Professional Banking loan portfolio has shown improvements in delinquencies and non-performing loans over the past year, however, classified loan levels remain elevated as the small business marketplace continues to struggle to recover. Non-interest income decreased $8.0 million in 2012 compared to 2011. The decrease is attributable to a decline in debit card revenues associated with the Durbin amendment’s cap on interchange fees implemented during the fourth quarter of 2011 that has been partially offset by an increase in other deposit related and investment service fees. Non-interest expense decreased $11.4 million in 2012 compared to 2011. The decrease is primarily attributable to a decrease in staff related expenses, lower debit card, loan workout and foreclosure costs and $3.5 million of non-recurring charges that were recorded in 2011. Total loans increased $107.4 million for the year ended December 31, 2012, compared to December 31, 2011. The increase reflects growth in loan originations from both dedicated Business Bankers and the team of Branch Managers who have recently completed Webster’s Business Banking certification program. Total deposits increased $138.3 million for the year ended December 31, 2012 compared to December 31, 2011 primarily due to the growth in consumer and business core transaction balances.
Net interest income increased $21.6 million in 2011 compared to 2010. The increase is a result of an improved deposit mix with a higher percentage of non-interest-bearing deposits and reduced deposit costs. The provision for loan and lease losses increased $3.7 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $9.0 million in 2011 compared to 2010. The decrease is primarily due to a decline in customer overdraft activity associated with the implementation of Regulation E during the third quarter of 2010 and the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011. The impact of these regulatory reductions of fee revenue was partially offset by an increase in checking account service charges as a result of the redesigned line of checking products implemented during the fourth quarter of 2010 and revised overdraft pricing in September of 2011. Non-interest expense decreased $15.0 million in 2011 compared to 2010. The decrease is a result of completing the consolidation of 16 branches throughout 2011. Total loans increased $37.6 million for the year ended December 31, 2011, compared to December 31, 2010. The increase reflects increases in loan originations due to the build-out from the business banker staff additions. Total deposits increased $40.7 million for the year ended December 31, 2011, compared to December 31, 2010, due to growth in consumer and business core transaction balances.

Consumer Finance
Consumer Finance offers lending solutions for consumers primarily in southern New England and Westchester County, New York. Products include: residential mortgages, home equity loans and lines of credit, unsecured personal loans as well as credit card options.
Table 10: Consumer Finance Results for the years ended December 31,

(In thousands)	2012	2011(a)	2010(a)
Net interest income	$106,902	$107,271	$101,958
Provision for loan and lease losses	22,371	31,104	68,214
Net interest income after provision	84,531	76,167	33,744
Non-interest income	26,185	9,449	11,218
Non-interest expense	74,648	78,821	71,332
Income (loss) before income taxes	36,068	6,795	(26,370)
Income tax expense (benefit)	10,843	1,899	(3,856)
Income (loss) before non controlling interest	25,225	4,896	(22,514)
Less: Net (loss) income attributable to non controlling interest	—	(1)	3
Net income (loss)	$25,225	$4,897	$(22,517)

(In thousands)	At December 31, 2012	At December 31, 2011(a)	At December 31, 2010(a)
Total assets	$6,056,762	$5,869,025	$5,911,798
Total loans	5,674,857	5,727,829	5,756,723
Total deposits	40,857	37,115	35,465
(a) Reclassified to conform to the 2012 presentation.
Net income improved by $20.3 million in 2012 compared to 2011. Net interest income decreased $0.4 million in 2012 compared to 2011. The decrease in net interest income is directly related to lower loan spreads slightly offset by higher average asset balances from the comparable year in 2011. The provision for loan and lease losses decreased $8.7 million in 2012 compared to 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. The consumer portfolio continues to be affected by the housing market and unemployment, although charge-offs have declined over prior year. The reserve levels are being maintained to reflect the challenging consumer environment which has only strengthened slightly over prior periods. Non-interest income increased $16.7 million in 2012 compared to 2011. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2011. This increased level of loan sales, coupled with optimal pricing in the secondary markets, resulted in significantly higher gains from loan sales. Non-interest expense decreased $4.2 million in 2012 compared to 2011 which is reflective of the Company’s continued focus on expense management. Total loans decreased $53.0 million for the year ended December 31, 2012 compared to December 31, 2011, due to a higher percentage of mortgage loan originations sold in the secondary markets coupled with continued net paydowns within the Consumer loan portfolio. Total deposits increased $3.7 million for the year ended December 31, 2012 compared to December 31, 2011, due to slight increase in the residential mortgage portfolio compared to the prior year.
Net interest income increased $5.3 million in 2011 compared to 2010. The increase is directly related to an increase in loan spreads which offsets a small decrease in earning assets. The provision for loan and lease losses decreased $37.1 million in 2011 compared to 2010. Webster continues to provide for losses within the lending portfolios, although the reserve is reallocated between the portfolio segments as a result of the ALLL analysis. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income decreased $1.8 million in 2011 compared to 2010. The decrease is primarily attributed to a one-time legal settlement received in 2010. Higher loan prepayment activity in 2011 led to increased amortization of mortgage servicing assets which, coupled with decreased credit card fee income, also contributed to the decrease in non-interest income. Non-interest expense increased $7.5 million in 2011 compared to 2010. The increase is primarily the result of increased FDIC charges tied to changes in how the premium is calculated. Total assets decreased $42.8 million for the year ended December 31, 2011, compared to December 31, 2010. The decrease is due to a decrease of $28.9 million in total loans primarily related to principal repayments which offset loan originations compared to 2010.

Other
Other includes HSA Bank ("HSA") and Private Banking.
HSA Bank is a bank custodian of health savings accounts. These accounts are provided for high deductible health plans offered by employers or directly to consumers.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations and business clients for asset management, trust, loan and deposit products and financial planning services.
Table 11: Other Results for the years ended December 31,

(In thousands)	2012	2011(a)	2010(a)
Net interest income	$33,308	$25,437	$18,545
(Benefit) provision for loan and lease losses	(680)	398	(902)
Net interest income after provision	33,988	25,039	19,447
Non-interest income	28,680	24,199	20,862
Non-interest expense	44,649	40,387	37,446
Income before income taxes	18,019	8,851	2,863
Income tax expense	5,417	2,474	419
Net income	$12,602	$6,377	$2,444

(In thousands)	At December 31, 2012	At December 31, 2011(a)	At December 31, 2010(a)
Total assets	$282,414	$245,554	$203,707
Total loans	259,835	223,787	177,392
Total deposits	1,454,129	1,139,923	940,350
(a) Reclassified to conform to the 2012 presentation.
Net interest income increased $7.9 million in 2012 compared to 2011. Of this amount, deposit growth, account growth and pricing initiatives in HSA resulted in an increase of $6.7 million for the year ended December 31, 2012, while higher loan and deposit balances in Private Banking resulted in growth of $1.2 million for the year ended December 31, 2012. Non-interest income increased $4.5 million in 2012 compared to 2011. The increase in non-interest income is primarily due to HSA account growth and servicing fee pricing initiatives and, to a lesser extent, fees from increased Private Banking investment accounts and balances. Non-interest expense increased $4.3 million in 2012 compared to 2011. Of this amount, $3.1 million is an increase in processing costs, primarily due to growth in HSA deposits, while $1.2 million is a result of higher compensation, as a result of doubling the ranks of private bankers. Total deposits increased $314.2 million for the year ended December 31, 2012 compared to December 31, 2011, primarily as a result of growth in HSA balances. Private Banking had approximately $1.95 billion, $1.87 billion and $1.86 billion of client assets under management and administration for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 HSA had $378.7 million in linked brokerage accounts compared to $141.6 million at December 31, 2011 and $119.0 million at December 31, 2010.
Net interest income increased $6.9 million in 2011 compared to 2010. The increase was due to a $6.1 million growth in HSA, while higher loan volumes in private banking resulted in growth of $0.8 million. Non-interest income increased $3.3 million in 2011 compared to 2010, primarily due to increases in HSA deposit service fees and, to a lesser extent, fees from increased private banking investment accounts. Non-interest expense increased $2.9 million in 2011 compared to 2010, primarily as a result of higher compensation and processing costs primarily due to growth in deposits as well as recruiting additional private bankers. Total deposits increased $199.6 million for the year ended December 31, 2011, compared to December 31, 2010, as a result of the HSA growth.

Financial Condition
Webster had total assets of $20.1 billion at December 31, 2012 and $18.7 billion at December 31, 2011, an increase of $1.4 billion or 7.65%, primarily due to the increase in loans driven by strong levels of loan originations. In addition, the Company utilized deposit growth to increase its holdings in short-duration agency mortgage-backed securities (“MBS”).
Total loans and leases, net, of $11.9 billion, with allowance for loan and lease losses of $177.1 million at December 31, 2012 increased $859.7 million when compared to total loans and leases, net, of $11.0 billion, with allowance for loan and lease losses of $233.5 million at December 31, 2011. Total deposits of $14.5 billion at December 31, 2012 increased $874.8 million when compared to total deposits of $13.7 billion at December 31, 2011. Non-interest-bearing deposits increased 16.47% and interest-bearing deposits increased 4.18% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. Webster’s loan-to-deposit ratio was 82.78% at December 31, 2012, compared to 82.20% at December 31, 2011.
At December 31, 2012, total shareholders' equity of $2.1 billion increased $247.8 million when compared to total shareholders' equity of $1.8 billion at December 31, 2011. Changes in shareholders' equity for the year ended December 31, 2012 consisted of increases for net income of $173.7 million and $27.9 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $30.7 million of dividends to common shareholders and $2.5 million of dividends to preferred shareholders. The quarterly cash dividend to common shareholders increased to $0.10 per common share on April 23, 2012 from $0.05 per common share since April 26, 2011. At December 31, 2012, the tangible common equity ratio was 7.17% compared to 7.03% at December 31, 2011. See Note 14-Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio
Webster Bank may acquire and hold various types of investment securities in accordance with the guidelines of applicable federal regulations and its internal corporate investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including MBS and collateralized mortgage obligations (“CMOs”), collateralized loan obligations ("CLOs"), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and, subject to restrictions applicable to federally charted institutions, equity securities. The investment securities portfolio is managed within the regulatory guidelines and corporate policy, which includes limitations on aspects such as concentrations in and type of investment and investment grade, to manage risks associated with investing in securities. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency may establish an individual limit on such investments, if the concentration in such investments presents a safety and soundness concern. The Company has ceased use of trading securities in its investment securities portfolio.
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At December 31, 2012, Webster Bank’s portfolio consisted primarily of agency MBS, agency CMOs and municipal securities in held-to-maturity and agency CMOs, agency MBS and CMBS in available for sale. Webster and Webster Bank’s combined investment securities portfolio totaled $6.2 billion at December 31, 2012 compared to $5.8 billion at December 31, 2011, an increase of $395.2 million. Available for sale securities increased by $261.4 million, primarily due to new purchases of agency MBS, while the held-to-maturity portfolio increased by $133.8 million, primarily due to the purchases of longer duration agency MBS replacing certain agency CMOs and municipal securities. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2012 and 2011 was 3.58% and 4.16%, respectively.
During 2012, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about the European debt crisis, slowing momentum in the U.S. economy and additional monetary policy accommodation by the Federal Reserve kept market yields lower during the year ended December 31, 2012. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Overall, these developments were generally positive for the investment securities portfolio.

Table 12: Summary of the amortized cost, carrying value, and fair value of Webster’s investment securities at December 31, 2012 and 2011:

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”)	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency mortgage-backed securities (“MBS”)	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
Commercial mortgage-backed securities (“CMBS”)	359,438	42,086	(3,493)	398,031	—	—	398,031
Collateralized loan obligations ("CLOs")	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt	111,281	6,918	—	118,199	—	—	118,199
Equity securities-financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	$500,369	$—	$—	$500,369	$16,643	$(8)	$517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Agency MBS	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353
Pooled trust preferred securities (1)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities-financial institutions (2)	7,669	1,802	(24)	9,447	—	—	9,447
Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764
Held-to-maturity:
Agency CMOs	733,889	—	—	733,889	20,555	—	754,444
Agency MBS	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Municipal bonds and notes	646,358	—	—	646,358	30,960	(174)	677,144
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462
Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.

(2)	Amortized cost is net of $21.6 million of other-than-temporary impairment at December 31, 2011.
The Company held $685.8 million in investment securities that are in an unrealized loss position at December 31, 2012. Approximately $591.4 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $94.4 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $32.1 million at December 31, 2012. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell these securities before the recovery of its cost basis. During the year ended December 31, 2012, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At December 31, 2012, one available for sale investment security valued at $3.1 million remains in non-accruing status. For additional information on the investment securities portfolio, see Note 3 - Investment Securities in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 17 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Table 13: Summary of the composition and maturity of Webster's debt securities portfolio at December 31, 2012:

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale:
U.S. Treasury Bills	$200	0.14%	$—	—%	$—	—%	$—	—%	$200	0.14%
Agency CMOs	—	—	—	—	5,356	1.45	1,304,650	2.35	1,310,006	2.35
Agency MBS	—	—	—	—	—	—	1,142,280	2.55	1,142,280	2.55
CMBS	—	—	14,947	1.97	—	—	383,084	5.22	398,031	5.10
CLOs	—	—	—	—	—	—	88,540	1.99	88,540	1.99
Pooled trust preferred securities	—	—	—	—	—	—	26,207	1.87	26,207	1.87
Single issuer trust preferred securities	8,452	5.03	—	—	—	—	35,963	1.79	44,415	2.41
Corporate debt	—	—	92,682	3.18	25,517	2.89	—	—	118,199	3.12
Total available for sale	$8,652	4.91%	$107,629	3.01%	$30,873	2.64%	$2,980,724	2.77%	$3,127,878	2.79%
Held-to-maturity:
Agency CMOs	$—	—%	$—	—%	$5,916	1.96%	$494,453	2.87%	$500,369	2.86%
Agency MBS	—	—	224	5.63	101,118	4.14	1,732,335	3.20	1,833,677	3.25
Municipal bonds and notes	9,190	1.88	13,336	6.05	80,626	6.64	455,979	6.73	559,131	6.62
CMBS	—	—	—	—	—	—	199,810	3.60	199,810	3.60
Private Label MBS	—	—	—	—	14,542	4.60	—	—	14,542	4.60
Total held-to- maturity	$9,190	1.88%	$13,560	6.04%	$202,202	5.11%	$2,882,577	3.73%	$3,107,529	3.82%

Total debt securities	$17,842	3.35%	$121,189	3.35%	$233,075	4.78%	$5,863,301	3.24%	$6,235,407	3.30%

Loans and Leases
Table 14: Loans and leases portfolio composition at December 31,

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential:
1-4 family	$3,229,122	26.8	$3,163,465	28.2	$3,093,425	28.1	$2,825,938	25.6	$2,939,025	24.2
Permanent NCLC	17,464	0.1	21,265	0.2	24,644	0.2	36,790	0.3	58,625	0.4
Construction	39,358	0.3	29,083	0.3	22,629	0.2	27,408	0.2	42,138	0.3
Liquidating construction	1	—	1	—	1	—	4,817	0.1	18,735	0.2
Total residential	3,285,945	27.2	3,213,814	28.7	3,140,699	28.5	2,894,953	26.2	3,058,523	25.1
Consumer:
Home equity loans	2,448,207	20.4	2,554,879	22.8	2,627,233	23.8	2,745,154	24.9	2,952,366	24.2
Liquidating portfolio	121,875	1.0	147,553	1.3	176,576	1.6	219,125	2.0	283,645	2.3
Other consumer	43,672	0.4	37,506	0.3	31,468	0.3	27,590	0.2	28,886	0.3
Total consumer loans	2,613,754	21.8	2,739,938	24.4	2,835,277	25.7	2,991,869	27.1	3,264,897	26.8
Commercial:
Commercial non-mortgage	2,409,816	20.0	1,939,629	17.3	1,653,733	15.0	1,505,181	13.7	1,795,738	14.7
Asset-based loans	505,425	4.2	454,078	4.0	455,290	4.1	527,187	4.8	753,143	6.2
Total commercial loans	2,915,241	24.2	2,393,707	21.3	2,109,023	19.1	2,032,368	18.5	2,548,881	20.9
Commercial real estate:
Commercial real estate	2,644,229	22.0	2,274,110	20.3	2,064,603	18.7	1,921,685	17.4	1,908,312	15.7
Commercial construction	114,309	1.0	73,769	0.6	74,696	0.7	148,173	1.4	165,610	1.3
Residential development	27,761	0.2	39,765	0.3	59,832	0.5	114,586	1.0	161,553	1.3
Total commercial real estate	2,786,299	23.2	2,387,644	21.2	2,199,131	19.9	2,184,444	19.8	2,235,475	18.3
Equipment financing loans and leases	414,783	3.4	469,679	4.2	702,233	6.4	886,892	8.0	1,022,718	8.4
Net unamortized premiums	6,254	0.1	8,132	0.1	10,064	0.1	12,512	0.1	14,580	0.1
Net deferred costs	6,420	0.1	12,490	0.1	21,770	0.3	30,400	0.3	41,211	0.4
Total loans and leases	$12,028,696	100.0	$11,225,404	100.0	$11,018,197	100.0	$11,033,438	100.0	$12,186,285	100.0
Accrued interest receivable	35,360		33,540		32,801		31,636		41,894
Total recorded investment in loans and leases	$12,064,056		$11,258,944		$11,050,998		$11,065,074		$12,228,179

Total residential loans were $3.3 billion at December 31, 2012, an increase of $72.1 million from December 31, 2011. The growth in the residential portfolio reflects the origination of shorter duration 10 and 15 year fixed rate conventional mortgages during the first half of 2012. In line with balance sheet strategies, subsequent originations of these asset types in the second half of 2012 were sold into the secondary markets
Total consumer loans were $2.6 billion at December 31, 2012, a decrease of $126.2 million from December 31, 2011. The decrease is primarily due to continued high loan prepayments outpacing loan originations and line advances in the continuing portfolio and a reduction of $25.7 million in the liquidating consumer portfolio as a result of charge-offs taken during the year ended December 31, 2012.
Total commercial loans were $2.9 billion at December 31, 2012, an increase of $521.5 million from December 31, 2011. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $1.4 billion in commercial non-mortgage for the year ended December 31, 2012. Asset-based loans increased $51.3 million from December 31, 2011, reflective of $161.3 million in originations during the year ended December 31, 2012.
Commercial Real Estate loans were $2.8 billion at December 31, 2012, an increase of $398.7 million from December 31, 2011 as a result of the impact of fundings primarily related to new originations of $897.2 million during the year ended December 31, 2012.
Equipment Financing loans and leases were $414.8 million at December 31, 2012, a decrease of $54.9 million from December 31, 2011. The decrease primarily reflects an increase in pay downs and payoffs.

Commercial Loans with Interest Reserves
At December 31, 2012 and December 31, 2011, there were 12 and 6 construction-related loans, respectively, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $124.3 million and $67.4 million and the loans had outstanding balances of $50.8 million and $14.9 million at December 31, 2012 and December 31, 2011, respectively. Contractually committed interest reserves for this loan type totaled $5.0 million and $2.2 million at December 31, 2012 and December 31, 2011, respectively. Interest income of $1.1 million, $1.0 million and $3.0 million was recognized during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The 12 loans are performing under the original terms as of December 31, 2012.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. A project is subject to on-site inspections, as provided for in the loan agreement, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At December 31, 2012 and December 31, 2011, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Table 15: Contractual maturities and interest-rate sensitivity of selected loan and lease categories at December 31, 2012.

	Contractual Maturity
(In thousands)	One Year or less	More than One to Five Years	More than Five Years	Total
Residential:
1-4 family	$2,660	$33,224	$3,193,238	$3,229,122
Permanent NCLC	824	—	16,640	17,464
Construction	101	—	39,257	39,358
Liquidating construction	—	—	1	1
Total residential	3,585	33,224	3,249,136	3,285,945
Consumer:
Home equity loans	2,869	33,633	2,411,705	2,448,207
Liquidating portfolio	—	385	121,490	121,875
Other consumer	2,107	23,325	18,240	43,672
Total consumer loans	4,976	57,343	2,551,435	2,613,754
Commercial:
Commercial non-mortgage	426,539	1,682,009	301,268	2,409,816
Asset-based loans	52,240	453,185	—	505,425
Total commercial loans	478,779	2,135,194	301,268	2,915,241
Commercial real estate:
Commercial real estate	275,647	1,216,089	1,152,493	2,644,229
Commercial construction	33,245	47,814	33,250	114,309
Residential development	15,166	12,595	—	27,761
Total commercial real estate	324,058	1,276,498	1,185,743	2,786,299
Equipment financing loans and leases	42,845	299,854	72,084	414,783
Total contractual maturity	$854,243	$3,802,113	$7,359,666	$12,016,022
Interest-Rate Sensitivity
Fixed rate	$251,930	$834,520	$3,340,569	$4,427,019
Variable rate	602,313	2,967,593	4,019,097	7,589,003
Total	$854,243	$3,802,113	$7,359,666	$12,016,022
Contractual maturity is expected gross receipts from borrowers. The balances of the contractual maturities reflected in Table 15 do not include $6.3 million in net unamortized premiums, $6.4 million in net deferred costs and $35.4 million in accrued interest receivable.

Asset Quality
Webster’s lending strategy focuses on direct relationship lending within its primary market area, as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan and lease losses (“ALLL”). See “Allowance for Loan and Lease Losses” contained elsewhere within this section for further information concerning ALLL policy.
Asset quality ratios for five years are presented below:
Table 16: Asset Quality at December 31,

	2012	2011	2010	2009	2008
Non-accrual and restructured loans as a percentage of total loans and leases	1.62%	1.68%	2.48%	3.38%	1.91%
Non-performing assets as a percentage of:
Total assets	0.98	1.03	1.67	2.27	1.50
Total loans, leases and OREO	1.65	1.72	2.73	3.63	2.15
Net charge-offs as a percentage of average loans and leases	0.68	1.00	1.23	1.68	1.09
Allowance for loan and lease losses as a percentage of total loans and leases	1.47	2.08	2.92	3.09	1.93
Allowance for loan and lease losses as a percentage of total non-performing loans and leases	90.93	124.14	117.58	91.48	101.19
Ratio of allowance for loans and lease losses to:
Net charge-offs	2.28x	2.11x	2.39x	1.74x	1.70x
Non-accrual and non-accrual restructured loans and leases	0.91	1.24	1.18	0.91	1.01

Non-performing Assets
Additional information regarding Webster's non-performing assets for five years is presented below:
Table 17: Non-performing assets at December 31,

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1) (5)	% (2)	Amount (1) (5)	% (2)
Loans:
Residential: (4)
1-4 family	$92,883	2.88	$76,249	2.41	$91,556	2.96	$96,856	3.43	$48,281	1.64
Permanent NCLC	1,840	10.54	4,584	21.56	6,724	27.28	12,485	33.94	4,221	7.20
Construction	817	2.08	1,219	4.19	849	3.75	226	0.82	—	—
Liquidating portfolio - NCLC	—	—	—	—	—	—	4,233	87.88	13,402	71.53
Total residential	95,540	2.91	82,052	2.55	99,129	3.16	113,800	3.93	65,904	2.15
Consumer: (4)
Home equity loans	49,402	2.02	24,943	0.98	34,456	1.31	38,636	1.41	29,744	1.01
Liquidating portfolio - home equity loans	8,133	6.67	5,091	3.45	9,722	5.51	16,248	7.41	16,938	5.97
Other consumer	135	0.31	116	0.31	119	0.38	119	0.43	195	0.68
Total consumer	57,670	2.21	30,150	1.10	44,297	1.56	55,003	1.84	46,877	1.44
Commercial:
Commercial non-mortgage	17,538	0.73	27,884	1.44	34,365	2.08	56,764	3.77	32,915	1.83
Asset-based loans	—	—	1,880	0.41	7,832	1.72	13,850	2.63	17,072	2.27
Total commercial	17,538	0.60	29,764	1.24	42,197	2.00	70,614	3.47	49,987	1.96
Commercial real estate:
Commercial real estate	15,634	0.59	32,197	1.42	41,134	1.99	16,900	0.88	8,032	0.42
Commercial construction	49	0.04	—	—	10,856	14.53	39,244	26.49	—	—
Residential development	5,043	18.17	6,762	17.01	15,478	25.87	47,264	41.25	48,628	30.10
Total commercial real estate	20,726	0.74	38,959	1.63	67,468	3.07	103,408	4.73	56,660	2.53
Equipment financing loans and leases	3,325	0.80	7,154	1.52	20,482	2.92	30,152	3.40	13,138	1.28
Total non-performing loans and leases (3)	$194,799	1.62	$188,079	1.68	$273,573	2.49	$372,977	3.39	$232,566	1.92
Deferred costs and unamortized premiums	351		163		1,183
Total recorded investment in non-performing loans	$195,150		$188,242		$274,756

Total non-performing loans and leases (3)	$194,799	—	$188,079	—	$273,573	—	$372,977	—	$232,566	—
Foreclosed and repossessed assets:										—
Residential and consumer	2,659	—	2,752	—	6,731	—	9,148	—	3,107	—
NCLC/consumer	—	—	132	—	444	—	1,697	—	4,648	—
Commercial	723	—	2,084	—	21,056	—	18,143	—	22,868	—
Total foreclosed and repossessed assets	$3,382	—	$4,968	—	$28,231	—	$28,988	—	$30,623	—
Total non-performing assets	$198,181		$193,047		$301,804		$401,965		$263,189

(1)	Loan balances by class of loan exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $115.5 million, $76.7 million, $95.8 million, $104.3 million and $12.0 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
Included in Residential and Consumer non-performing loans as of December 31, 2012 is $24.4 million of residential loans and $27.6 of million consumer loans, respectively, where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDR and thus impaired, regardless of delinquency status.

(5)	Recorded investment at December 31, 2008 and 2009 is unavailable as the Company began disclosing total recorded investment upon the adoption of ASU 2010-20 at December 31, 2010.

It is Webster’s policy that residential and consumer loans 90 or more days past due are placed on non-accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. Residential and Consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and placed on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing.
Interest on non-accrual loans at the years ended December 31, 2012, 2011 and 2010 that would have been recorded as additional interest income had the loans been current in accordance with their original terms approximated $12.2 million, $13.8 million and $13.3 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on the Company's policy for non-accrual loans.
The following table provides detail of non-performing loan activity for the periods indicated:
Table 18: Non-performing loans activity for the years ended December 31,

(In thousands)	2012	2011
Non-performing, beginning of period	$188,079	$273,573
New non-performing status (1)	244,321	250,163
Paydowns/draws on existing loans, net	(131,146)	(214,336)
Charge-offs	(99,257)	(111,336)
Other reductions	(7,198)	(9,985)
Non-performing, end of period	$194,799	$188,079

(1)
Included in new non-performing status for the year ended December 31, 2012 are $41.3 million of consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, primarily for residential and consumer loans. Consumer and Residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate and equipment financing loans over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan, or at the fair value of collateral less estimated selling costs. To the extent that an impaired loan balance is collateral dependent, the Company must determine the fair value of the collateral.
For residential and consumer collateral dependent loans, if the loan value is in excess of $250,000 a third-party appraisal is obtained, and if the loan value is under $250,000 internal valuation methods are performed. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months. Fair value is reassessed, with any excess amount charged off for all consumer loans that reach 180 days past due for compliance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate and equipment financing collateral dependent loans, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference or other internal methods. Fair value of the collateral for commercial loans is reevaluated on a quarterly basis. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer will review these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2012 and 2011 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.

At December 31, 2012, there were 1,932 impaired loans and leases with a recorded investment balance of $414.3 million, which included loans and leases of $261.1 million with an impairment allowance of $27.4 million. There were loans and leases of $293.7 million measured using the present value of expected cash flows and $120.6 million measured using the fair value of associated collateral. Approximately 35.6% of the $120.6 million of the collateral dependent loans at December 31, 2012 relied on current third party appraisals to assist in measuring impairment. At December 31, 2011, there were 1,271 impaired loans and leases with a recorded investment balance of $495.3 million, which included loans and leases of $338.9 million with an impairment allowance of $46.6 million. There were loans and leases of $404.2 million measured using the present value of expected cash flows and $91.1 million measured using the fair value of associated collateral. Approximately 48.4% of the $91.1 million of the collateral dependent loans at December 31, 2011 relied on current third party appraisals to assist in measuring impairment.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when, the modified terms of the loan are more attractive to the borrower than standard market terms. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
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
The following table presents loans that have been restructured as TDRs for the past five years:
Table 19: Troubled debt restructurings at December 31,

(In thousands)	2012	2011	2010	2009 (1)	2008 (1)
Residential	$146,945	$135,311	$122,514	$59,438	$3,698
Consumer	54,793	36,629	32,158	12,453	473
Commercial	202,423	272,372	295,479	118,750	7,803
Total TDRs	$404,161	$444,312	$450,151	$190,641	$11,974
(1)Loan balances exclude deferred fees, unamortized premiums and accrued interest.
The following tables provide detail of TDR balance and activity for the periods presented:
Table 20: Troubled debt restructurings additional information for the years ended December 31,

(In thousands)	2012	2011
Recorded investment of TDRs:
Accrual status	$288,578	$367,344
Non-accrual status	115,583	76,968
Total recorded investment	$404,161	$444,312
Accruing TDRs performing under modified terms more than one year	60.2%	76.0%
TDR specific reserves included in the balance of allowance for loan losses	$27,317	$44,847
Additional funds committed to borrowers in TDR status (1)	3,263	7,872
(1)This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

Table 21: Troubled debt restructurings activity for the years ended December 31,

(In thousands)	2012	2011
TDRs, beginning of period	$444,312	$450,151
New TDR status (1)	110,469	134,491
Paydowns/draws on existing TDRs, net	(56,250)	(106,013)
Charge-offs post modification	(45,241)	(21,845)
Loan sales	(15,105)	(10,879)
Other reductions (2)	(34,024)	(1,593)
TDRs, end of period	$404,161	$444,312

(1)
Included in new TDR status for the year ended December 31, 2012 are $41.3 million consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDRs, regardless of delinquency status.

(2)	Other reductions include change in TDR status and transfers to OREO.
The increase in charge offs during the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to one large commercial credit which was modified in 2011 and charged off in 2012 as well as the residential and consumer Chapter 7 activity. See Note 4 - Loans and Leases in the Notes to Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans
The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases for the last five years:
Table 22: Loans and leases past due 30 days or more and accruing income at December 31,

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1) (3)	% (2)	Amount (1) (3)	% (2)
Residential:
1-4 family	$23,407	0.72	$22,895	0.72	$20,987	0.68	$33,543	1.19	$44,982	1.53
Permanent NCLC	1,419	8.13	1,183	5.56	—	—	2,187	5.94	927	1.58
Construction	356	0.91	283	0.97	526	2.32	356	1.30	—	—
Liquidating portfolio - NCLC	—	—	—	—	—	—	582	12.08	4,487	23.95
Consumer:
Home equity loans	24,344	0.99	20,394	0.80	21,141	0.80	26,738	0.97	33,122	1.12
Liquidating portfolio - home equity loans	3,588	2.94	4,538	3.12	6,128	3.47	9,804	4.47	15,621	5.51
Other consumer	516	1.18	453	1.21	398	1.26	476	1.73	726	2.51
Commercial:
Commercial non-mortgage	2,769	0.11	4,619	0.24	5,201	0.31	7,871	0.52	15,817	0.88
Asset-based loans	—	—	—	—	—	—	—	—	3,676	0.49
Commercial real estate:
Commercial real estate	14,710	0.56	1,766	0.08	11,006	0.53	8,184	0.43	7,158	0.38
Residential development	—	—	—	—	194	0.32	551	0.48	2,096	1.30
Equipment financing loans and leases	1,926	0.46	4,800	1.02	7,937	1.13	10,641	1.20	9,860	0.96
Total loans and leases past due 30-89 days	73,035	0.61	60,931	0.54	73,518	0.67	100,933	0.92	138,472	1.14
Past due 90 days or more accruing:
Commercial non-mortgage	346	0.01	161	0.01	91	0.01	50	0.01	459	0.03
Commercial real estate	891	0.03	428	0.02	—	—	236	0.01	450	0.02
Residential development	—	—	135	0.34	—	—	—	—	201	0.12
Total loans and leases past due 90 days and accruing	1,237		724		91		286		1,110
Total loans and leases over 30 day delinquent loans	$74,272		$61,655		$73,609		$101,219		$139,582

Deferred costs and unamortized premiums	214		194		245
Accrued interest	887		720		884
Total recorded investment over 30 day delinquent loans	$75,373		$62,569		$74,738

(1)	Past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.

(2)
Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Recorded investment for the years ended December 31, 2008 and 2009 is unavailable as the Company began disclosing total recorded investment upon the adoption of ASU 2010-20 at December 31, 2010.

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
Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of December 31, 2012, actual results may prove different and the differences could be significant.
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
Probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and specific allowances for impaired loans. The formula allowances are calculated by applying loss factors to the loan pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans affect the calculation of the allowances. Loss factors are based on Webster’s default and loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following are considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, and current market conditions. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements.
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
Table 23: Allocation of allowance for loan and lease losses by portfolio segment at December 31:

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1) (2)	Amount	% (1) (2)
Residential	$29,474	0.9%	$34,565	1.1%	$30,792	1.0%	26,895	0.9%	$23,578	0.8%
Consumer	54,254	2.1	67,785	2.5	95,071	3.3	102,017	3.4	57,665	1.7
Commercial	46,566	1.6	60,681	2.5	74,470	3.5	88,406	4.3	75,285	3.0
Commercial real estate	30,834	1.1	45,013	1.9	77,695	3.5	74,753	3.5	52,649	2.4
Equipment financing	4,001	1.0	8,943	1.9	21,637	3.0	29,113	3.2	9,355	0.9
Unallocated	12,000	—	16,500	—	22,000	—	20,000	—	16,797	—
Total ALLL	$177,129	1.5%	$233,487	2.1%	$321,665	2.9%	341,184	3.1%	$235,329	1.9%

(1) Percentage represents the allocated allowance for loan and lease losses to the total loans outstanding within the comparable category.
(2) Allowance for loan and lease losses for applicable loan categories has been reclassified to conform to the presentation required by ASU 2010-20.

At December 31, 2012, the allowance for loan and lease losses was $177.1 million, or 1.47% of the total loan portfolio, and 91% of total non-performing loans and leases. This compares with an allowance of $233.5 million, or 2.08% of the total loan portfolio, and 124% of total non-performing loans and leases at December 31, 2011. Net charge-offs for the year ended December 31, 2012 were $77.9 million and consisted of $12.1 million in net charge offs for residential loans, $36.9 million for consumer loans, $29.0 million for commercial loans, $7.7 million for commercial real estate loans, and net recoveries of $7.8 million for equipment financing loans. Net charge-offs decreased by $32.8 million during the year ended December 31, 2012 from the comparable 2011 period. The decrease in charge-off activity reflects lower levels of non-performing loans and improved portfolio performance for year ended December 31, 2012. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio and economic conditions across all lines of business, effectively reducing probable losses.
The reserve associated with loans individually evaluated for impairment ALLL balance decreased $19.2 million at December 31, 2012 when compared to December 31, 2011. The reduction in the reserve is primarily due to a decrease in the balance of impaired loans primarily due to note payoffs and improving risk rating profile of the portfolio, coupled with trends in charge-offs and forecasts of probable losses which result in a stronger sense of stability in the portfolio.

As of December 31, 2012, the reserve allocated to the residential loan portfolio decreased $5.1 million compared to December 31, 2011. The decrease from December 31, 2011 is due to a slight decrease in non-performing loans as a result of the transfer of non-performing loans to held for sale during the year ended December 31, 2012 as well as a decrease in the twelve month loss projection, and reduced impairments on modified loans partially offset by an increase in the residential loan portfolio balance.
The reserve allocated to the consumer portfolio at December 31, 2012 decreased $13.5 million compared to December 31, 2011. The decrease from December 31, 2011 is due to a reduction in the consumer loan portfolio in addition to charge-offs that have occurred and reduced the balances in weaker vintages. Net charge-offs decreased by $10.7 million in 2012 and the twelve month loss projection continues to decline. The general reserve at December 31, 2012 excludes loans classified as TDRs during the period where the borrower’s obligation has been discharged in bankruptcy.
The reserve allocated to the commercial loan portfolio at December 31, 2012 decreased $14.1 million compared to December 31, 2011. The decrease from December 31, 2011 is due to improved portfolio risk ratings driven primarily by payoffs and upgrades which resulted in a decrease in the projected loss range.
The reserve allocated to the commercial real estate portfolio at December 31, 2012 decreased $14.2 million compared to December 31, 2011. The decrease is due to a decline in classified loans which resulted in a reduction in the range of estimated loss at December 31, 2012 as compared to December 31, 2011, partially offset by an increase in the portfolio loan balance at December 31, 2012.
As of December 31, 2012, the reserve allocated to the equipment financing portfolio decreased $4.9 million compared to December 31, 2011. The decrease from December 31, 2011 is due to a planned decline in the loan portfolio as well as a decline in past due loans and classified assets. The portfolio had net recoveries in 2012 which the Company does not anticipate to continue.
The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated portion of the ALLL at December 31, 2012 decreased $4.5 million compared to December 31, 2011. The decrease from December 31, 2011 is due to continued improvement in the Company’s risk rating accuracy and overall improvements in credit risk management processes combined with an improvement in commercial related economic factors during the period.

Table 24: Detail of activity in the Company’s allowance for credit losses for the years ended December 31:

(In thousands)	2012	2011	2010	2009	2008
Beginning balance	$233,487	$321,665	$341,184	$235,329	$188,086
Allowance for sold loans (1)	—	—	—	(469)	—
Provision	21,500	22,500	115,000	302,700	185,300
Charge-offs:
Residential	(12,927)	(11,524)	(16,991)	(20,013)	(31,264)
Consumer	(43,920)	(52,997)	(66,215)	(79,967)	(39,455)
Commercial	(35,793)	(39,933)	(31,570)	(58,978)	(34,679)
Commercial real estate	(9,894)	(22,721)	(19,139)	(17,140)	(34,029)
Equipment financing	(1,668)	(2,154)	(16,760)	(29,801)	(3,382)
Total charge-offs	(104,202)	(129,329)	(150,675)	(205,899)	(142,809)
Recoveries:
Residential	803	933	1,671	2,527	1,440
Consumer	7,040	5,449	4,637	3,199	943
Commercial	6,817	5,276	4,285	1,579	1,433
Commercial real estate	2,210	544	996	9	—
Equipment financing	9,474	6,449	4,567	2,209	936
Total recoveries	26,344	18,651	16,156	9,523	4,752
Net charge-offs	(77,858)	(110,678)	(134,519)	(196,376)	(138,057)
Ending balance	$177,129	$233,487	$321,665	$341,184	$235,329

Reserve for unfunded credit commitments: (2)
Beginning balance	$5,449	$9,378	$10,105	$10,500	$9,500
Provision	723	209	311	300	1,000
Benefit	(510)	(4,138)	(1,038)	(695)	—
Ending balance-reserve for unfunded credit commitments	$5,662	$5,449	$9,378	$10,105	$10,500

(1) Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation ("BIC") in November 2009.
(2) The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of 2010, the provision is reflected as a component of non-interest expense.
Table 25: Summary of net charge-offs (recoveries) to average outstanding loans and leases by category for the years ended December 31:

	2012	2011	2010	2009	2008
Net charge-offs
Residential	0.37%	0.34%	0.51%	0.59%	0.83%
Consumer	1.37	1.70	2.10	2.42	1.19
Commercial	1.12	1.53	1.34	2.47	1.27
Commercial real estate	0.30	0.99	0.85	0.77	1.51
Equipment financing	(1.84)	(0.73)	1.52	2.80	0.24
Total net charge-offs to total average loans and leases	0.68%	1.00%	1.23%	1.68%	1.09%

Sources of Funds
The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Additional sources of funds are from the Federal Home Loan Bank (“FHLB”) advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
Table 26: Daily average balances of deposits by type and weighted-average rates paid thereon for the period indicated:

	Years ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing:
Demand	$2,638,025		$2,278,419		$1,789,161
Interest-bearing:
Checking	1,635,857	0.06%	1,436,405	0.12%	1,772,722	0.19%
Health savings accounts	1,201,992	0.54	986,875	0.83	800,448	1.17
Money market	2,190,266	0.22	2,408,765	0.33	2,449,286	0.57
Savings	3,796,466	0.23	3,702,288	0.43	3,435,713	0.66
Time deposits	2,703,414	1.43	3,031,835	1.55	3,490,017	1.82
Total interest-bearing	11,527,995	0.52	11,566,168	0.70	11,948,186	0.94
Total average deposits	$14,166,020	0.42%	$13,844,587	0.58%	$13,737,347	0.82%
Average deposits increased $321.4 million, or 2.3%, in 2012 as compared to 2011 and increased $107.2 million, or 0.8%, in 2011 as compared to 2010. There has been a steady growth in deposits, most significantly for health savings accounts and non-interest bearing classifications. As a result, there has been a steady decrease in the average cost of deposits. See Note 9 - Deposits in the Notes to Consolidated Financial Statements for additional information.
Time deposits with a denomination of $100 thousand or more amounted to $0.9 billion, $1.0 billion and $1.0 billion and represented approximately 6.4%, 7.2% and 7.7% of total deposits at December 31, 2012, 2011 and 2010, respectively.
Table 27: Amount of time deposits with a denomination of $100 thousand or more at December 31, 2012, maturing during the periods indicated:

(In thousands)
Due within 3 months	$232,480
Due after 3 months and within 6 months	137,825
Due after 6 months and within 12 months	140,947
Due after 12 months	414,402
Total	$925,654

Borrowings
Webster is a member of the Federal Home Loan Bank of Boston, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit which the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Webster has satisfied its collateral requirement at December 31, 2012.
Borrowings, utilized as a source of funding for liquidity and interest rate risk management purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase (whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future). In addition, Webster will utilize term and overnight Federal funds to meet short-term liquidity needs. The Company also carries long-term debt which, at December 31, 2012, consists of subordinated notes maturing in 2013, senior notes maturing in 2014, and junior subordinated notes maturing in 2033.
Table 28: Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods indicated:

	Years ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,389,999	1.22%	$569,987	2.52%	$567,711	3.11%
Securities sold under agreements to repurchase	1,033,933	2.01	919,762	1.74	813,433	1.93
Federal funds	173,690	0.17	122,656	0.14	75,753	0.21
Treasury, tax and loan	—	—	10,905	—	10,017	—
Long-term debt	418,896	4.07	565,331	4.36	586,546	4.30
Total average borrowings	$3,016,518	1.82%	$2,188,641	2.52%	$2,053,460	2.86%

Average borrowings increased $0.8 billion, or 37.8%, in 2012 as compared to 2011, and increased $0.1 billion, or 6.6% in 2011 as compared to 2010. The increase in 2012 as compared to 2011 was primarily due to greater utilization of FHLB advances at lower interest rates somewhat offset by prepayments of long-term debt with higher interest rates, and the increase in 2011 as compared to 2010 was primarily due to greater utilization of securities sold under agreements to repurchase, with marginally lower interest rates. Average borrowings represented 15.6%, 12.1% and 11.5% of average total assets at December 31, 2012, 2011 and 2010, respectively.
See Note 10 - Securities Sold Under Agreements To Repurchase and Other Short-Term Borrowings, Note 11 - Federal Home Loan Bank Advances and Note 12 - Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

Table 29: Contractual obligations and commitments at December 31, 2012.
The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2012. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$1,827,527	$1,425,000	$—	$146,434	$256,093
Senior notes	150,000	—	150,000	—	—
Subordinated notes	102,579	102,579	—	—	—
Junior subordinated debt	77,320	—	—	—	77,320
Securities sold under agreements to repurchase	1,076,160	426,160	150,000	200,000	300,000
Operating leases	153,824	19,240	34,738	30,681	69,165
Purchase obligations	188,338	38,610	57,405	39,866	52,457
Deposits with stated maturity dates	2,545,152	1,606,218	705,580	232,097	1,257
Total contractual obligations	6,120,900	3,617,807	1,097,723	649,078	756,292

Other commitments:
Unused commitments to extend credit	3,801,013	800,539	540,538	633,552	1,826,384
Standby letters of credit	139,789	83,785	20,561	35,443	—
Commercial letters of credit	6,535	2,719	65	3,751	—
Total other commitments	3,947,337	887,043	561,164	672,746	1,826,384
Total contractual obligations and other commitments	$10,068,237	$4,504,850	$1,658,887	$1,321,824	$2,582,676

As of December 31, 2012, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 8 - Income Taxes in the Notes to Consolidated Financial Statements.
The Company has investments in private equity funds which are included in other assets in the accompanying Consolidated Balance Sheets. The Company has $1.9 million in unfunded commitments remaining for its investments in private equity funds as of December 31, 2012.

Liquidity
Liquidity management allows Webster to meet cash needs at a reasonable cost under various operating environments. Liquidity at the Company level and at the Webster Bank level is actively managed and reviewed in order to maintain stable, cost effective funding to promote strength in its balance sheet. Liquidity comes from a variety of sources such as the cash flow from operating activities including principal and interest payments on loans and investments, unpledged securities which can be sold or utilized to secure funding and by the ability to attract new deposits. Webster has a commitment to maintain a strong, increasing base of core deposits to support growth in its loan portfolios.

Company Liquidity:
Webster’s primary sources of liquidity at the Company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2012 Form 10-K. At December 31, 2012, there were $128.4 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $140.0 million in dividends during the year ended December 31, 2012.
During the years ended December 31, 2012 and 2011, a total of 2,673,017 and 86,835 shares of common stock were repurchased at a cost of approximately $53.2 million and $1.7 million, respectively. Of the shares repurchased during 2012 and 2011, 154,126 and 86,835, respectively, were for employee compensation plans.
Webster Bank Liquidity:
Webster Bank's primary source of funding is core deposits, consisting of demand, savings, money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2012, these core deposits, excluding brokered deposits, in aggregate, constituted 92.5% of consolidated deposits, compared with 91.6% of consolidated deposits for year ended December 31, 2011. On a consolidated basis, the Company’s gross loan to total deposit ratio was 82.8%.
At December 31, 2012 and 2011, FHLB advances outstanding totaled $1.8 billion and $1.3 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $0.5 billion and $1.0 billion at December 31, 2012 and 2011, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.5 billion at December 31, 2012 or used to collateralize other borrowings, such as repurchase agreements. At December 31, 2012, Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.5 billion. Alternatively, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.1 billion at December 31, 2012.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At December 31, 2012, Webster Bank exceeded all regulatory requirements.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2012, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. On June 7, 2012, the FRB approved three proposals implementing the Basel III capital standards. The Basel III proposals could fundamentally change how banks calculate their regulatory capital requirements. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.
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
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the year ended December 31, 2012, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an Asset/Liability Committee (“ALCO”). The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2012 and 2011, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified and appropriate strategies are formulated and implemented.
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
Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds and attrition rates on deposits. Cash flow projections from the model are compared to market expectations for similar collateral types and adjusted based on experience with Webster Bank's own portfolio. The model's valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.
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
Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, mortgage servicing rights and derivative mark-to-market adjustments.
Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size and duration of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.

Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 17 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting December 31, 2012 and 2011 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

Table 30: Earnings at risk to parallel changes in rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2012	N/A	N/A	(0.3)%	0.3%
December 31, 2011	N/A	N/A	1.2%	3.4%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2012 and as 2011 assumed a federal funds rate of 0.25%. The increase in earnings at risk to higher rates since year end is primarily due to the purchase of fixed rate investment securities and termination of term fixed rate funding. As the federal funds rate was at 0.25% on December 31, 2012, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting December 31, 2012 and 2011.

Table 31: Earnings at risk to non-parallel changes in rates.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2012	N/A	N/A	(2.2)%	(4.4)%	(7.4)%	(3.4)%	2.7%	5.4%
December 31, 2011	N/A	N/A	(2.2)%	(3.7)%	(9.1)%	(4.5)%	3.9%	7.6%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The increase in earnings at risk to the short end of the yield curve moving up is due to the purchase of fixed rate investment securities and termination of term fixed rate funding. The decrease in earnings at risk to the long end of the yield curve moving down is due primarily to reduced risk from forecast of purchased securities. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at December 31, 2012 and 2011 and the projected change to economic values if interest rates instantaneously increase or decrease by 100.

Table 32: Market value sensitivity (Equity at risk).

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
December 31, 2012
Assets	$20,146,765	$20,154,666	N/A	$(352,358)
Liabilities	18,053,235	17,912,452	N/A	(424,867)
Total	$2,093,530	$2,242,214	N/A	$72,509
Net change as % base net economic value				3.2%
December 31, 2011
Assets	$18,714,340	$18,716,175	N/A	$(368,271)
Liabilities	16,868,566	16,781,406	N/A	(409,364)
Total	$1,845,774	$1,934,769	N/A	$41,093
Net change as % base net economic value				2.1%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.9 years at December 31, 2012. At the end of 2011, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to asset duration decreasing from 1.9 years to 1.6 years from December 31, 2012 to December 31, 2011 and liability duration declining from 2.7 years to 2.5 years from December 31, 2012 to December 31, 2011 for the reasons discussed above.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2012 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis. In accordance with ASC 820. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-or-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825. Examples of these include impaired loans, long-lived assets, goodwill, and core deposit intangible assets as well as loans held for sale accounted for at the lower of cost or fair value.
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable judgment may be involved in determining the amount that is most representative of fair value.
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
The table below provides a description and the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 18 - Fair Value Measurement in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Table 33 — Fair Value Measurement of Financial Instruments

Financial Instrument	Hierarchy	Valuation Methodology

Available for sale securities	Level 1	Consist of equity securities and U.S. Treasury securities which have quoted prices.
Level 2
Consist of Agency CMOs, single-issuer trust preferred securities, mortgage-backed securities, commercial mortgage-backed securities, auction rate preferred securities, and corporate bonds issued by GSEs for which quoted market prices are not available. The Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, credit information, and the respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing services’ assumptions and establishes processes to challenge pricing services’ valuations that appear unusual or unexpected.

Level 3
Consist of pooled trust preferred securities and collateralized loan obligations. The Company uses an internally developed model to value pooled trust preferred securities. The various inputs to the model include actual and estimated deferral and default rates, and discount rates implied from observable market inputs. Collateralized loan obligations are valued using multiple dealer price indications which are averaged to calculate fair value.

Derivative instruments	Level 2
Consist of interest rate swaps, Fed Funds futures contracts and mortgage banking derivatives. These derivative instruments are valued using internally developed models that use readily observable market parameters.

Investments held in Rabbi Trust	Level 1
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund.

Investments in Private Equity Funds	Level 3
The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At December 31, 2012, investments in private equity funds consisted of $1.5 million recorded at fair value and $10.1 million recorded at cost. These are private investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation.

Level 3 Analysis
At December 31, 2012, the fair value of the pooled trust preferred securities was $26.2 million, a decrease of $2.8 million from the fair value of $29.0 million at December 31, 2011. The fair value decreased slightly as a result of principal payments received during the year, which is offset by improvements in credit spreads. The unrealized losses in the Company's investment in the pooled trust preferred securities were $19.8 million at December 31, 2012, a decrease of $3.8 million from a balance of $23.6 million at December 31, 2011. The decrease in unrealized losses was attributable to improvements in credit spreads. For the year ended December 31, 2012, the Company recognized no credit related or non-credit related OTTI for these securities.
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
There were $225 thousand in unrealized losses in the Company’s investment in collateralized loan obligations at December 31, 2012. This unrealized loss represents the bid/ask spread on the securities. These securities have been highly stress tested and this unrealized loss does not signify any change in perceived credit quality. There were no investments in collateralized loan obligations at December 31, 2011.
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
Webster uses a valuation methodology that addresses market concerns, Basel III, and fully allocates capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk weighted assets, tangible assets and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk weighted assets and tangible assets, as well as a deposit base, intangibles and management assessment. Allocated capital is measured annually and the amount of capital is static for one year.
Goodwill impairment is determined using a two-step process. In “Step 1”, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. The fair value of the Retail and Other reporting unit exceeded carrying value by 18.0% and 117.4%, respectively, at December 31, 2012. As of December 31, 2012, the Company does not expect it has any reporting units that are at risk of failing Step 1 of the goodwill impairment test, nor would recent legislation impact this expectation.
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
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns and for which a financial statement tax benefit has been recognized. The realization of deferred tax assets generally depends upon future sources of taxable income and the existence of prior years' taxable income to which “carryback” refund claims could be made. Valuation allowances are established for those deferred tax assets determined not likely to be realized. As of December 31, 2012, a full valuation allowance has been established for the Connecticut portions of net state deferred tax assets, and for certain losses characterized as capital in nature for U.S. corporation income tax purposes, due to realization uncertainties.

As more fully described in the Notes to Consolidated Financial Statements, the receipt of U.S. tax refunds approximating $55.4 million at December 31, 2012 is contingent upon the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation. During 2012, Webster recognized $0.9 million of interest receivable on the estimated non-contingent portions of the refunds applicable to those years.
For more information about income taxes, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements elsewhere within this report.
Pension and Other Postretirement Benefits
The determination of the obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. Actual results could differ from the assumptions, and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other postretirement obligations and expense. Note 19 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements elsewhere within this report for further information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webster Financial Corporation and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 28, 2013

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2012	2011
Assets:
Cash and due from banks	$252,283	$195,957
Interest-bearing deposits	98,205	96,062
Securities available for sale, at fair value	3,136,160	2,874,764
Securities held-to-maturity (fair value of $3,264,718 and $3,130,546)	3,107,529	2,973,727
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	155,630	143,874
Loans held for sale	107,633	57,391
Loans and leases	12,028,696	11,225,404
Allowance for loan and lease losses	(177,129)	(233,487)
Loans and leases, net	11,851,567	10,991,917
Deferred tax asset, net	68,681	105,665
Premises and equipment, net	134,562	147,379
Goodwill	529,887	529,887
Other intangible assets, net	10,270	15,690
Cash surrender value of life insurance policies	418,293	307,039
Prepaid FDIC premiums	16,323	37,946
Accrued interest receivable and other assets	259,742	237,042
Total assets	$20,146,765	$18,714,340
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$2,881,131	$2,473,693
Interest-bearing	11,649,704	11,182,332
Total deposits	14,530,835	13,656,025
Securities sold under agreements to repurchase and other short-term borrowings	1,076,160	1,164,706
Federal Home Loan Bank advances	1,827,612	1,252,609
Long-term debt	334,276	552,589
Accrued expenses and other liabilities	284,352	242,637
Total liabilities	18,053,235	16,868,566
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	—
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 90,735,596 and 90,709,350 shares	907	907
Paid-in capital	1,145,620	1,145,346
Retained earnings	1,000,427	865,427
Less: Treasury stock, at cost (5,772,006 and 3,493,915 shares)	(172,807)	(134,641)
Accumulated other comprehensive loss	(32,266)	(60,204)
Total shareholders' equity	2,093,530	1,845,774
Total liabilities and shareholders' equity	$20,146,765	$18,714,340
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest Income:
Interest and fees on loans and leases	$485,666	$486,883	$493,244
Taxable interest and dividends on securities	178,215	182,599	184,571
Non-taxable interest on securities	27,196	29,006	29,862
Loans held for sale	2,425	1,235	970
Total interest income	693,502	699,723	708,647
Interest Expense:
Deposits	59,586	80,808	112,629
Securities sold under agreements to repurchase and other short-term borrowings	21,034	16,172	15,900
Federal Home Loan Bank advances	16,943	14,352	17,628
Long-term debt	17,031	24,623	25,219
Total interest expense	114,594	135,955	171,376
Net interest income	578,908	563,768	537,271
Provision for loan and lease losses	21,500	22,500	115,000
Net interest income after provision for loan and lease losses	557,408	541,268	422,271
Non-interest Income:
Deposit service fees	96,633	102,795	108,977
Loan related fees	18,043	20,237	20,286
Wealth and investment services	29,515	26,421	24,925
Mortgage banking activities	23,037	4,905	4,169
Increase in cash surrender value of life insurance policies	11,254	10,360	10,517
Net (loss) gain on trading securities	—	(1,799)	12,045
Net gain on sale of investment securities	3,347	3,823	9,748
Total other-than-temporary impairment loss on securities	—	—	(14,445)
Less: Portion of loss recognized in other comprehensive income	—	—	8,607
Net impairment loss recognized in earnings	—	—	(5,838)
Other income	10,929	10,300	16,396
Total non-interest income	192,758	177,042	201,225
Non-interest Expense:
Compensation and benefits	264,101	262,647	245,343
Occupancy	50,131	53,866	55,634
Technology and equipment	62,210	60,721	62,855
Intangible assets amortization	5,420	5,588	5,588
Marketing	16,827	18,456	18,968
Professional and outside services	11,348	11,203	14,721
Deposit insurance	22,749	20,927	24,535
Litigation	—	(9,523)	22,476
Other expense	69,018	87,091	88,854
Total non-interest expense	501,804	510,976	538,974
Income from continuing operations before income tax expense	248,362	207,334	84,522
Income tax expense	74,665	57,951	12,358
Income from continuing operations	173,697	149,383	72,164
Income from discontinued operations, net of tax	—	1,995	94
Net income	173,697	151,378	72,258
Less: Net (loss) income attributable to non controlling interests	—	(1)	3
Net income attributable to Webster Financial Corporation	173,697	151,379	72,255
Preferred stock dividends	(2,460)	(3,286)	(18,086)
Accretion of preferred stock discount	—	—	(6,830)
Net income available to common shareholders	$171,237	$148,093	$47,339
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, continued

	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Net income per common share:
Basic:
Income from continuing operations	$1.96	$1.67	$0.60
Income from discontinued operations, net of tax	—	0.02	—
Net income available to common shareholders	$1.96	$1.69	$0.60
Diluted:
Income from continuing operations	$1.86	$1.59	$0.57
Income from discontinued operations, net of tax	—	0.02	—
Net income available to common shareholders	$1.86	$1.61	$0.57
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2012	2011	2010
Net income	$173,697	$151,378	$72,258
Other comprehensive income, net of taxes:
Securities available for sale:
Net unrealized gain during the period	28,928	4	28,677
Net non-credit related other-than-temporary impairment	—	746	(6,342)
Reclassification adjustment for net gain included in net income	(2,176)	(2,485)	(2,542)
Amortization of unrealized loss on securities transferred to held to maturity	22	173	331
Change in unrealized gain (loss) on derivative instruments	982	(22,995)	(2,768)
Defined benefit pension and other post retirement benefit plans:
Amortization of net loss	4,032	1,733	1,477
Amortization of prior service cost	47	46	47
Current year actuarial gain	(3,897)	(23,717)	(4,200)
Other comprehensive income (loss)	27,938	(46,495)	14,680
Comprehensive income	201,635	104,883	86,938
Less: comprehensive (loss) income attributable to non controlling interests	—	(1)	3
Comprehensive income attributable to Webster Financial Corporation	$201,635	$104,884	$86,935
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non Controlling Interests	Total Equity
Balance at December 31, 2009	$422,109	$820	$1,007,740	$705,897	$(161,911)	$(28,389)	$9,641	$1,955,907
Net income	—	—	—	72,255	—	—	3	72,258
Other comprehensive income	—	—	—	—	—	14,680	—	14,680
Dividends declared on common stock of $0.04 per share	—	—	—	(3,133)	—	—	—	(3,133)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,459)	—	—	—	(2,459)
Dividends incurred on series B preferred stock $49.86 per share	—	—	—	(14,764)	—	—	—	(14,764)
Redemption of preferred stock	(394,442)	—	—	(5,558)	—	—	—	(400,000)
Subsidiary preferred stock dividends $0.8624 per share	—	—	—	(863)	—	—	—	(863)
Exercise of stock options	—	—	(538)	—	916	—	—	378
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,654)	—	—	(1,654)
Stock-based compensation, net of tax effects	—	—	863	(5,633)	8,500	—	—	3,730
Accretion of preferred stock discount	1,272	—	—	(1,272)	—	—	—	—
Warburg investment	—	21	36,419	—	—	—	—	36,440
Public Offering of common stock	—	66	116,097	—	—	—	—	116,163
Issuance of common stock	—	—	109	(2,600)	4,687	—	—	2,196
Balance at December 31, 2010	28,939	907	1,160,690	741,870	(149,462)	(13,709)	9,644	1,778,879
Net income (loss)	—	—	—	151,379	—	—	(1)	151,378
Other comprehensive loss	—	—	—	—	—	(46,495)	—	(46,495)
Dividends declared on common stock of $0.16 per share	—	—	—	(13,978)	—	—	—	(13,978)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	—	(2,460)
Subsidiary preferred stock dividends $0.8265 per share	—	—	—	(826)	—	—	—	(826)
Redemption of subsidiary preferred stock	—	—	—	—	—	—	(9,577)	(9,577)
Dissolution of joint venture	—	—	—	—	—	—	(66)	(66)
Common stock warrants repurchased	—	—	(16,285)	—	—	—	—	(16,285)
Exercise of stock options	—	—	(371)	—	584	—	—	213
Net shares acquired related to employee share-based compensation plans	—	—	3	—	(1,673)	—	—	(1,670)
Stock-based compensation, net of tax effects	—	—	1,014	(10,233)	15,191	—	—	5,972
Issuance of common stock	—	—	295	(325)	719	—	—	689
Balance at December 31, 2011	28,939	907	1,145,346	865,427	(134,641)	(60,204)	—	1,845,774
Net income	—	—	—	173,697	—	—	—	173,697
Other comprehensive income	—	—	—	—	—	27,938	—	27,938
Dividends declared on common stock of $0.35 per share	—	—	—	(30,667)		—	—	(30,667)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—		(2,460)
Repurchase of 2,518,891 common shares	—	—	—	—	(50,000)	—	—	(50,000)
Common stock warrants repurchased	—	—	(388)	—	—	—	—	(388)
Exercise of stock options	—	—	(1,988)	—	2,984	—	—	996
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(3,243)	—	—	(3,243)
Stock-based compensation, net of tax effects	—	—	2,090	(5,570)	12,093	—	—	8,613
Issuance of Series E preferred stock	122,710	—	—	—	—	—	—	122,710
Issuance of common stock	—	—	560	—	—	—	—	560
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$—	$2,093,530
 See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2012	2011	2010
Operating Activities:
Net income	$173,697	$151,378	$72,258
Income from discontinued operations, net of tax	—	1,995	94
Income from continuing operations	173,697	149,383	72,164
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	21,500	22,500	115,000
Deferred tax expense	20,992	28,975	12,371
Depreciation and amortization	108,539	83,154	92,644
Stock-based compensation	8,955	6,040	6,740
Excess tax benefits from stock-based compensation	(812)	(392)	(92)
(Gain) loss on sale and write-down of foreclosed and repossessed assets	(2,344)	5,954	5,158
Write-down of premises and equipment	57	2,110	3,007
Loss on sale of premises and equipment	688	961	—
Loss on write-down of investments to fair value	—	—	5,838
Loss (gain) on fair value adjustment of private equities	720	(1,605)	(402)
Loss on fair value adjustment of derivative instruments	48	1,815	2,462
Net gain on the sale of investment securities	(3,347)	(3,823)	(9,748)
Net decrease (increase) in trading securities	—	11,554	(11,554)
Increase in cash surrender value of life insurance policies	(11,254)	(10,360)	(10,517)
Gain from life insurance policies	—	(798)	(1,986)
Net increase in loans held for sale	(27,572)	(5,167)	(39,696)
Net (increase) decrease in accrued interest receivable and other assets	(12,197)	(7,013)	71,452
Net (decrease) increase in accrued expenses and other liabilities	(20,588)	(17,158)	24,113
Net cash provided by operating activities	257,082	266,130	336,954
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(2,143)	(43,251)	337,499
Purchases of available for sale securities	(1,204,079)	(1,305,583)	(1,297,512)
Proceeds from maturities and principal payments of available for sale securities	854,747	545,933	608,710
Proceeds from sales of available for sale securities	148,222	278,757	416,474
Purchases of held-to-maturity securities	(946,996)	(493,618)	(1,019,398)
Proceeds from maturities and principal payments of held-to-maturity securities	796,481	579,931	594,088
Purchase of Federal Home Loan Bank and Federal Reserve Board stock	(11,756)	—	(3,000)
Net increase in loans	(915,435)	(338,037)	(173,635)
Purchase of life insurance policies	(100,000)	—	—
Proceeds from life insurance policies	—	2,268	3,840
Proceeds from the sale of foreclosed properties and repossessed assets	11,469	26,877	33,097
Proceeds from the sale of premises and equipment	1,381	3,881	675
Purchases of premises and equipment	(21,983)	(28,867)	(18,679)
Net cash used for investing activities	(1,390,092)	(771,709)	(517,841)
Financing Activities:
Net increase (decrease) in deposits	874,810	47,240	(23,342)
Proceeds from Federal Home Loan Bank advances	6,919,849	1,678,934	1,827,000
Repayments of Federal Home Loan Bank advances	(6,344,126)	(1,193,520)	(1,602,429)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(88,546)	73,229	235,833
Issuance of preferred stock	122,710	—	—
Redemption of preferred stock	—	—	(400,000)
Redemption of subsidiary preferred stock	—	(9,577)	—
Repayment of long-term debt	(210,971)	(22,689)	—
Cash dividends paid to common shareholders	(30,667)	(13,978)	(3,133)
Cash dividends paid to preferred shareholders of consolidated subsidiary	—	(826)	(863)
Cash dividends paid to preferred shareholders	(2,460)	(2,460)	(17,223)
Exercise of stock options	996	213	378
Excess tax benefits from stock-based compensation	812	392	92
Warburg investment	—	—	36,440
Issuance of common stock	560	689	118,359
Common stock repurchased	(53,243)	(1,670)	(1,654)
Common stock warrants repurchased	(388)	(16,285)	—
Net cash provided by financing activities	1,189,336	539,692	169,458
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2012	2011	2010
Cash Flows from Discontinued Operations:
Operating activities	—	1,995	94
Net cash provided by discontinued operations	—	1,995	94
Net increase (decrease) in cash and due from banks	56,326	36,108	(11,335)
Cash and due from banks at beginning of year	195,957	159,849	171,184
Cash and due from banks at end of year	$252,283	$195,957	$159,849

Supplemental disclosure of cash flow information:
Interest paid	$116,412	$142,984	$173,182
Income taxes paid	56,491	32,912	20,577
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$7,539	$9,568	$37,498
Transfer of loans from portfolio to loans-held-for-sale	22,670	—	—
See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At December 31, 2012, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
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
Basis of Presentation. The Consolidated Financial Statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies Webster follows conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company owns the common stock of trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and therefore are not consolidated. The trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trusts are included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income. See Note 12 - Long-Term Debt.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.
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
Cash Equivalents and Cash Flows. For the purposes of the Consolidated Statements of Cash Flows, cash equivalents include cash on hand and due from banks, interest-bearing deposits in the Federal Reserve Bank or other short-term money market investments. Webster classifies financial instruments with maturities of one year or less at the date of purchase as interest-bearing deposits. These deposits are carried at cost, which approximates fair value.
Cash flows from loans, either originated or acquired, are classified at that time according to management's original intent to either sell or hold the loan for the foreseeable future. When management's intent is to to sell the loan, the cash flows of that loan are presented as operating cash flows. When management's intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.
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
Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held to maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Consolidated Statements of Income. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve System and is required to maintain an investment in capital stock of the FHLB and the Federal Reserve Bank (“FRB”). Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. The Bank was in compliance with this requirement at December 31, 2012. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.
Loans Held for Sale. Loans held for sale are primarily residential real estate mortgage loans. Loans typically are assigned this classification upon origination based on management's intent to sell when the loans are underwritten. Loans held for sale are carried at the lower of cost or fair value. Non-residential mortgage loans held for sale are carried at lower of cost or fair value and are valued on individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of gains or losses on loans sold. Gains or losses on the sale of loans held for sale are included in non-interest income in the accompanying Consolidated Statements of Income. Direct loan origination costs and fees are deferred and are recognized at the time of sale.
Loans. Loans are stated at the principal amounts outstanding, net of charged off amounts and unamortized premiums and discounts and net of deferred loan fees and/or costs which are recognized as a yield adjustment using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent troubled debt restructurings ("TDRs") and thus impaired at the date of discharge, placed on non-accrual status and charged down to the fair value of collateral less cost to sell.
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

Allowance for Loan and Lease Losses (“ALLL”). The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that is charged off. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s loan portfolio, economic conditions, interest rate sensitivity and the view of the regulatory authorities regarding loan classifications.
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature and on an individual loan basis depending on risk rating, accrual status and loan size, primarily for residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy and the likelihood of collecting scheduled principal and interest payments. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and charged down to the fair value of collateral less cost to sell. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets and associated provision expense is recorded as a component of other non-interest expense in the accompanying Consolidated Statements of Income.

Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
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

Foreclosed and Repossessed Assets. Real estate acquired through foreclosure (“OREO”) or other assets acquired through repossession are carried at the lower of cost or market value less estimated selling costs and are included within other assets in the accompanying Consolidated Balance Sheets. Independent appraisals may be obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Within 90 days of a loan being foreclosed upon, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan and lease losses. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense in the accompanying Consolidated Statements of Income.
Transfers and Servicing of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when (1) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, (2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and (3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.
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
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company holds core deposit intangibles within the Retail Bank reporting unit, which are amortized on a straight line basis over a period of nine years.

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
Webster also offered a long-term cash incentive award to certain officers of the Company. The value of these cash awards is adjusted based upon the value of Webster common stock subject to a grant-date floor. Webster calculates the initial cost of the awards using the stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the applicable vesting period. On a quarterly basis, the unvested amount is marked to market using the current stock price. Each period, an adjustment is recorded to the liability with an offset to compensation expense.
Income Taxes. Income tax expense or benefit is comprised of two components: current and deferred. Current reflects taxes to be paid or refundable for the current period by applying the provisions of enacted tax laws to the Company's income or loss.

Deferred income taxes are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability reflects the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not (a likelihood of more than 50%) that the assets will be realized, and they are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that all or some portion will not be realized.

Tax positions that are uncertain but meet a more-likely-than-not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense, and interest income on refundable income taxes as a component of other non-interest income.
Earnings Per Common Share. Earnings per common share is computed using the two-class method. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Outstanding non-vested restricted stock awards are participating securities as they have nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 15 - Earnings Per Common Share.
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, Webster's components of other comprehensive income consists of the after-tax effect of changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other post-retirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statements of Shareholders' Equity and Consolidated Statements of Comprehensive Income.
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
For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred in OCI and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement termination value which is carried as a basis adjustment to the hedged item is amortized to interest expense over the life of the debt instrument. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.
Interest rate derivative financial instruments receive hedge accounting treatment only if they are qualified and properly designated as a hedges and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled or classified as a trading activity or redesignated in a new hedge transaction.
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
Counterparty Credit Risk. The Company's exposures with the majority of its approved financial institution counterparties are fully cash collateralized. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required.
Fair Value Measurements. The Company measures many of its assets and liabilities on a fair value basis, in accordance with ASC 820. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC 825. Examples of these include impaired loans, long-lived assets, goodwill, and core deposit intangible assets as well as loans held for sale accounted for at the lower of cost or fair value.
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable judgment may be involved in determining the amount that is most representative of fair value.
To increase consistency and comparability in fair value measures, ASC 820 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter, as a result assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 18 - Fair Value Measurements.

Employee Retirement Benefit Plan. Webster Bank offered a noncontributory defined benefit pension plan covering all employees hired before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funding in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”). A supplemental retirement plan is also maintained for select executive level employees hired before December 31, 2007. Postretirement healthcare benefits were also offered to certain retired employees.
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

Marketing Costs. Marketing costs are expensed as incurred.

Recently Issued Accounting Standards Updates
ASU 2013-02- Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". In February 2013, the FASB issued ASU No. 2013-02 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements and does not expect the application of this guidance to have a significant impact.
ASU 2013-01- Balance Sheet (Topic 210): "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". In February 2013, the FASB issued ASU No. 2013-01 which amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements and does not expect the application of this guidance to have a significant impact.
ASU No. 2012-06, "Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution". In October 2012, the FASB issued ASU No. 2012-06 which clarifies guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution, in order to resolve the current diversity in reporting these types of indemnification assets. When any subsequent change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity would be required to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value would be limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets.
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
ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the effective date for the part of ASU No. 2011-05 that would have required adjustments of items out of accumulated other comprehensive income to be presented on the components of both net income and other comprehensive income in the financial statements. In August 2012, the FASB solicited comments on a proposal to replace ASU No. 2011-05 relative to the issue raised by ASU No. 2011-12. The Company has deferred this presentation, as permitted, and continues to evaluate the impact of the adoption of this accounting standards update on its financial statements.
ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. In December 2011, the FASB issued ASU No. 2011-11 to expand required disclosures of information related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The guidance is effective for the Company’s interim and annual periods beginning on January 1, 2013 and will be applied retrospectively. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.
NOTE 2: Concentrations and Restrictions on Cash and Cash Equivalents
The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes the Company is not exposed to any significant credit risks on cash and cash equivalents. Interest-bearing deposits with other financial institutions were $98.2 million at December 31, 2012, compared to $96.1 million at December 31, 2011.
At December 31, 2012 and 2011, Webster was required by Federal Reserve Board regulations to maintain reserve balances of $44.9 million and $46.2 million, respectively, in cash on hand or at the Federal Reserve Bank. These deposits with the Federal Reserve Bank do not earn interest.

NOTE 3: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”)	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency mortgage-backed securities (“MBS”)	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
Commercial mortgage-backed securities (“CMBS”)	359,438	42,086	(3,493)	398,031	—	—	398,031
Collateralized loan obligations ("CLOs")	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt	111,281	6,918	—	118,199	—	—	118,199
Equity securities - financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.

	At December 31, 2011
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,916,372	27,211	(3,341)	1,940,242	—	—	1,940,242
Agency MBS	502,389	25,079	(158)	527,310	—	—	527,310
CMBS	319,200	22,395	(11,242)	330,353	—	—	330,353
Pooled trust preferred securities (1)	52,606	—	(23,608)	28,998	—	—	28,998
Single issuer trust preferred securities	51,027	—	(12,813)	38,214	—	—	38,214
Equity securities - financial institutions (2)	7,669	1,802	(24)	9,447	—	—	9,447
Total available for sale	$2,849,463	$76,487	$(51,186)	$2,874,764	$—	$—	$2,874,764
Held-to-maturity:
Agency CMOs	733,889	—	—	733,889	20,555	—	754,444
Agency MBS	1,411,008	—	—	1,411,008	98,449	—	1,509,457
Municipal bonds and notes	646,358	—	—	646,358	30,960	(174)	677,144
CMBS	158,451	—	—	158,451	6,588	—	165,039
Private Label MBS	24,021	—	—	24,021	441	—	24,462
Total held-to-maturity	$2,973,727	$—	$—	$2,973,727	$156,993	$(174)	$3,130,546

Total investment securities	$5,823,190	$76,487	$(51,186)	$5,848,491	$156,993	$(174)	$6,005,310

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2011.

(2)	Amortized cost is net of $21.6 million of other-than-temporary impairment at December 31, 2011.
The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are set forth below:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,742	$8,652	$9,190	$9,194
Due after one year through five years	101,803	107,629	13,560	14,251
Due after five through ten years	29,782	30,872	202,299	214,557
Due after ten years	2,921,623	2,980,725	2,882,480	3,026,716
Total debt securities	$3,062,950	$3,127,878	$3,107,529	$3,264,718
For the purposes of the maturity schedule, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2012, the Company had $645.0 million carrying value of callable securities in its investment portfolio.
Securities with a carrying value totaling $2.5 billion at December 31, 2012 and $2.4 billion at December 31, 2011 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At December 31, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs	$69,936	$(92)	$—	$—	4	$69,936	$(92)
Agency MBS	275,818	(1,098)	—	—	28	275,818	(1,098)
CMBS	14,947	(17)	20,909	(3,476)	2	35,856	(3,493)
CLOs	44,775	(225)	—	—	2	44,775	(225)
Pooled trust preferred securities	—	—	26,207	(19,811)	8	26,207	(19,811)
Single issuer trust preferred securities	—	—	44,415	(6,766)	9	44,415	(6,766)
Equity securities-financial institutions	144	(4)	—	—	1	144	(4)
Total available for sale	405,620	(1,436)	91,531	(30,053)	54	497,151	(31,489)
Held-to-maturity:
Agency CMOs	18,741	(8)	—	—	1	18,741	(8)
Agency MBS	161,057	(474)	—	—	12	161,057	(474)
Municipal bonds and notes	5,990	(51)	2,858	(59)	11	8,848	(110)
Total held-to-maturity	185,788	(533)	2,858	(59)	24	188,646	(592)

Total investment securities	$591,408	$(1,969)	$94,389	$(30,112)	78	$685,797	$(32,081)

	At December 31, 2011
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs	$405,318	$(3,341)	$—	$—	11	$405,318	$(3,341)
Agency MBS	90,418	(158)	—	—	3	90,418	(158)
CMBS	73,190	(1,924)	14,957	(9,318)	5	88,147	(11,242)
Pooled trust preferred securities	6,526	(8,178)	22,472	(15,430)	8	28,998	(23,608)
Single issuer trust preferred securities	6,711	(1,521)	31,503	(11,292)	9	38,214	(12,813)
Equity securities-financial institutions	124	(24)	—	—	1	124	(24)
Total available for sale	582,287	(15,146)	68,932	(36,040)	37	651,219	(51,186)
Held-to-maturity:
Municipal bonds and notes	5,405	(66)	6,117	(108)	21	11,522	(174)
Total held-to-maturity	5,405	(66)	6,117	(108)	21	11,522	(174)

Total investment securities	$587,692	$(15,212)	$75,049	$(36,148)	58	$662,741	$(51,360)
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2012. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMOs – There were $92 thousand in unrealized losses in the Company’s investment in agency CMOs at December 31, 2012 compared to $3.3 million at December 31, 2011. The improvement in unrealized losses at December 31, 2012 was the result of lower overall interest rates and tighter market spreads during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The contractual cash flows for these investments are performing as expected. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Agency mortgage-backed securities – There were $1.1 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2012, compared to $158 thousand in unrealized losses at December 31, 2011. The increase was primarily due to interest rate changes combined with new purchases made during the year. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
Commercial mortgage-backed securities – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $3.5 million at December 31, 2012, from $11.2 million at December 31, 2011. This decrease in unrealized loss is primarily the result of recent tightening in credit spreads during the year ended December 31, 2012. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. The high stress scenario resulted in a 28.1% loss for one bond, assuming a severe recession with a peak unemployment rate of 14.4%. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
Collateralized loan obligations – There were $225 thousand in unrealized losses in the Company’s investment in collateralized loan obligations at December 31, 2012. This unrealized loss represents the bid/ask spread on the securities. These securities have been highly stress tested and this unrealized loss does not signify any change in perceived credit quality. There were no investments in collateralized loan obligations at December 31, 2011.
Trust Preferred Securities - Pooled Issuers – At December 31, 2012, the fair value of the pooled trust preferred securities was $26.2 million, a decrease of $2.8 million from the fair value of $29.0 million at December 31, 2011. The fair value decreased slightly as a result of principal payments received during the year, which is offset by improvements in credit spreads. The unrealized losses in the Company's investment in the pooled trust preferred securities were $19.8 million at December 31, 2012, a decrease of $3.8 million from a balance of $23.6 million at December 31, 2011. The decrease in unrealized losses was attributable to improvements in credit spreads.
For the year ended December 31, 2012, the Company recognized no credit or non credit related OTTI for these securities. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are investment grade and below investment grade. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred securities in the entire capital structure. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pools is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of December 31, 2012, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2012 (2)	Total Other- Than-Temporary Impairment thru December 31, 2012	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
(Dollars in thousands)
Security H	B	$3,486	$(1,649)	$1,837	B	$(352)	92.0%	7.2%
Security I	B	4,467	(2,110)	2,357	CCC	(365)	93.8%	8.0%
Security J	B	5,303	(2,719)	2,584	CCC	(806)	92.0%	9.9%
Security K	A	7,400	(3,474)	3,926	CCC	(2,040)	68.6%	34.3%
Security L	B	8,725	(4,240)	4,485	CCC	(867)	95.8%	6.4%
Security M	A	7,191	(4,141)	3,050	D	(4,926)	57.3%	38.5%
Security N	A	9,446	(1,478)	7,968	A	(1,104)	92.0%	9.9%
		$46,018	$(19,811)	$26,207		$(10,460)

(1)For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.
(2)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Trust Preferred Securities - Single Issuers – At December 31, 2012, the fair value of the single issuer trust preferred portfolio was $44.4 million, an increase of $6.2 million from the fair value of $38.2 million at December 31, 2011, attributable to improvements in credit and liquidity spreads. The gross unrealized loss of $6.8 million at December 31, 2012 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
The following table summarizes pertinent information that was considered by management in evaluating the Trust Preferred Securities - Single Issuers portfolio for OTTI in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2012 (1)
(Dollars in thousands)
Security B	$6,893	$(1,174)	$5,719	BB
Security C	8,673	(974)	7,699	BBB
Security D	9,542	(1,090)	8,452	B
Security E	11,766	(1,379)	10,387	BBB
Security F	14,307	(2,149)	12,158	BBB
	$51,181	$(6,766)	$44,415

(1)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses in the Company’s investment in senior corporate debt securities at December 31, 2012. There were no investments in senior corporate debt securities at December 31, 2011.
Equity securities – The unrealized losses on the Company’s investment in equity securities were $4 thousand at December 31, 2012, compared to $24 thousand at December 31, 2011. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held to maturity portfolio were not other-than-temporarily impaired at December 31, 2012. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held to maturity securities during the year ended December 31, 2012.
Agency CMOs – There were $8 thousand in unrealized losses on the Company’s investment in agency CMOs at December 31, 2012, compared to no losses at December 31, 2011. The contractual cash flows for this investment are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $474 thousand at December 31, 2012, compared to no losses at December 31, 2011. The unrealized losses are a result of widening mortgage-treasury spreads from time of purchase. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
Municipal bonds and notes – There were unrealized losses of $110 thousand on the Company’s investment in municipal bonds and notes at December 31, 2012 compared to $174 thousand at December 31, 2011. This decrease is primarily the result of wider credit spreads in 2012 compared to 2011. The municipal portfolio is primarily comprised of bank qualified bonds, over 94.1% with credit ratings of A or better. In addition, the portfolio is comprised of 85.2% General Obligation bonds, 14.4% Revenue bonds and 0.4% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
CMBS and private label MBS – There were no unrealized losses on the Company’s investment in commercial and residential mortgage-backed securities issued by entities other than government agencies at December 31, 2012 and December 31, 2011. These securities carry AAA ratings and are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
The following is a roll forward of the amount of credit related OTTI recognized in earnings for the years ended December 31:

(In thousands)	2012	2011	2010
Balance of credit related OTTI, beginning of year	$10,460	$26,320	$43,492
Reduction for payment of deferred interest	—	(16)	—
Reduction for securities sold	—	(15,844)	(22,943)
Additions for credit related OTTI not previously recognized	—	—	5,771
Balance of credit related OTTI, end of year	$10,460	$10,460	$26,320
There were no additions to credit related OTTI for the years ended December 31, 2012 or 2011. There was a reduction in outstanding credit-related OTTI due to the sale of two securities during the year ended December 31, 2011. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

The following table summarizes the proceeds from the sale of securities for the periods ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
(In thousands)	2012	2011	2010
Available for sale:
Agency CMOs	$44,850	$94,335	$116,140
Agency MBS	86,015	180,613	266,154
Agency notes	—	—	30,027
CMBS	16,284	—	—
Pooled trust preferred securities	—	1,456	4,153
Equity securities	1,073	2,353	—
Total available for sale	$148,222	$278,757	$416,474

The following table summarizes the impact of realized gains and losses from the sale of securities and the impact of the recognition of other-than-temporary impairments for the periods presented.

	Years ended December 31,
	2012				2011				2010
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs	$897	$—	$—	$897	$1,959	$—	$—	$1,959	$1,980	$—	$—	$1,980
Agency MBS	806	—	—	806	4,833	—	—	4,833	8,342	—	—	8,342
Agency notes	—	—	—	—	—	—	—	—	18	—	—	18
CMBS	1,235	—	—	1,235	—	—	—	—	—	—	—	—
Pooled trust preferred securities	—	—	—	—	—	(3,343)	—	(3,343)	341	(933)	(5,771)	(6,363)
Equity securities	409	—	—	409	374	—	—	374	—	—	(67)	(67)
Total available for sale	$3,347	$—	$—	$3,347	$7,166	$(3,343)	$—	$3,823	$10,681	$(933)	$(5,838)	$3,910

Investments in Private Equity Funds - In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $11.6 million at December 31, 2012 and $13.1 million at December 31, 2011, are included in other assets in the accompanying Consolidated Balance Sheets. The Company recognized a $720 thousand loss, and a $1.6 million and $0.7 million gain, respectively, net of OTTI charges on these investments, for the years ended December 31, 2012, 2011 and 2010. Included in the loss of $720 thousand for the year ended December 31, 2012, is an OTTI charge of $665 thousand on one of the funds. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Trading Securities - The Company sold 594,107 shares at $12 per share of its investment in Higher One Holdings, Inc., as part of that company’s initial public offering on June 29, 2010. A gain of $6.4 million was recorded in other non-interest income in the accompanying Consolidated Statements of Income for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, the Company recorded a loss of $1.8 million and a gain of $12.0 million, respectively, for the mark to market value of these trading securities. There was no activity in trading securities for the year ended December 31, 2012.

NOTE 4: Loans and Leases

Recorded Investment in Loans and Leases. The following table summarizes recorded investment; the principal amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest, in loans and leases, by portfolio segment at December 31, 2012 and December 31, 2011:

	At At December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,291,724	$2,630,867	$2,903,733	$2,783,061	$419,311	$12,028,696
Accrued interest	10,271	8,095	9,453	7,541	—	35,360
Total recorded investment	$3,301,995	$2,638,962	$2,913,186	$2,790,602	$419,311	$12,064,056
Total recorded investment: individually evaluated for impairment	$146,944	$54,793	$69,426	$154,978	$1,980	$428,121
Total recorded investment: collectively evaluated for impairment	$3,155,051	$2,584,169	$2,843,760	$2,635,624	$417,331	$11,635,935

	At At December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,219,890	$2,760,030	$2,385,791	$2,384,889	$474,804	$11,225,404
Accrued interest	10,992	8,777	6,585	7,186	—	33,540
Total recorded investment	$3,230,882	$2,768,807	$2,392,376	$2,392,075	$474,804	$11,258,944
Total recorded investment: individually evaluated for impairment	$135,311	$36,629	$107,218	$212,850	$3,268	$495,276
Total recorded investment: collectively evaluated for impairment	$3,095,571	$2,732,178	$2,285,158	$2,179,225	$471,536	$10,763,668

(1)	The ending balance includes net deferred fees and unamortized premiums of $12.7 million and $20.6 million at December 31, 2012 and December 31, 2011, respectively.
As of December 31, 2012, the Company had pledged $3.9 billion of eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.

Loans and Leases Portfolio Aging. The following tables summarize the recorded investment of the Company’s loan and lease portfolio aging by class at December 31, 2012 and 2011:

	At December 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$16,263	$7,487	$—	$88,845	$112,595	$3,132,066	$3,244,661
Permanent-NCLC	692	763	—	6,008	7,463	10,154	17,617
Construction	—	360	—	823	1,183	38,532	39,715
Liquidating portfolio-construction loans	—	—	—	—	—	3	3
Consumer:
Home equity loans	17,745	6,993	—	49,516	74,254	2,396,944	2,471,198
Liquidating portfolio-home equity loans	2,063	1,626	—	8,200	11,889	111,760	123,649
Other consumer	338	195	—	135	668	43,446	44,114
Commercial:
Commercial non-mortgage	2,248	552	347	17,547	20,694	2,386,775	2,407,469
Asset-based loans	—	—	—	—	—	505,717	505,717
Commercial real estate:
Commercial real estate	1,081	13,784	910	15,658	31,433	2,617,213	2,648,646
Commercial construction	—	—	—	49	49	114,097	114,146
Residential development	—	—	—	5,044	5,044	22,766	27,810
Equipment Financing	1,593	333	—	3,325	5,251	414,060	419,311
Total	$42,023	$32,093	$1,257	$195,150	$270,523	$11,793,533	$12,064,056

	At December 31, 2011
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$15,939	$7,245	$—	$75,977	$99,161	$3,080,870	$3,180,031
Permanent-NCLC	802	408	—	4,636	5,846	15,656	21,502
Construction	292	—	—	1,234	1,526	27,815	29,341
Liquidating portfolio-construction loans	—	—	—	—	—	8	8
Consumer:
Home equity loans	14,859	5,891	—	25,115	45,865	2,534,998	2,580,863
Liquidating portfolio-home equity loans	3,231	1,459	—	5,174	9,864	140,247	150,111
Other consumer	346	119	—	117	582	37,251	37,833
Commercial:
Commercial non-mortgage	3,267	1,399	162	27,969	32,797	1,905,085	1,937,882
Asset-based loans	—	—	—	1,904	1,904	452,590	454,494
Commercial real estate:
Commercial real estate	1,330	452	433	32,202	34,417	2,244,357	2,278,774
Commercial construction	—	—	—	—	—	73,525	73,525
Residential development	—	—	135	6,760	6,895	32,881	39,776
Equipment Financing	2,685	2,115	—	7,154	11,954	462,850	474,804
Total	$42,751	$19,088	$730	$188,242	$250,811	$11,008,133	$11,258,944
Loans and Leases on Non-accrual Status. Accrual of interest is discontinued if a loan or lease is placed on non-accrual status. When placed on non-accrual status, unpaid accrued interest is reversed and charged against interest income. Residential and consumer loans are placed on non-accrual status after 90 days past due or at the date the borrower is discharged in bankruptcy. All commercial and commercial real estate loans, and equipment financing leases are subject to a detailed review by the Company’s credit risk team when 90 days past due or when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status.
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2012, 2011 and 2010, had the loans and leases been current in accordance with their original terms, totaled $12.2 million, $13.8 million and $13.3 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	7,033	23,349	14,861	(6,495)	(12,748)	(4,500)	21,500
Losses charged off	(12,927)	(43,920)	(35,793)	(9,894)	(1,668)	—	(104,202)
Recoveries	803	7,040	6,817	2,210	9,474	—	26,344
Balance, end of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Ending balance: individually evaluated for impairment	$14,731	$3,611	$6,423	$2,683	$1	$—	$27,449
Ending balance: collectively evaluated for impairment	$14,743	$50,643	$40,143	$28,151	$4,000	$12,000	$149,680

	Year ended December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	14,364	20,262	20,868	(10,505)	(16,989)	(5,500)	22,500
Losses charged off	(11,524)	(52,997)	(39,933)	(22,721)	(2,154)	—	(129,329)
Recoveries	933	5,449	5,276	544	6,449	—	18,651
Balance, end of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Ending balance: individually evaluated for impairment	$19,367	$5,167	$12,996	$9,071	$4	$—	$46,605
Ending balance: collectively evaluated for impairment	$15,198	$62,618	$47,685	$35,942	$8,939	$16,500	$186,882

	Year ended December 31, 2010
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,895	$102,017	$88,406	$74,753	$29,113	$20,000	$341,184
Provision charged to expense	19,217	54,632	13,349	21,085	4,717	2,000	115,000
Losses charged off	(16,991)	(66,215)	(31,570)	(19,139)	(16,760)	—	(150,675)
Recoveries	1,671	4,637	4,285	996	4,567	—	16,156
Balance, end of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Ending balance: individually evaluated for impairment	$13,562	$3,466	$10,722	$8,166	$81	$—	$35,997
Ending balance: collectively evaluated for impairment	$17,230	$91,605	$63,748	$69,529	$21,556	$22,000	$285,668

Impaired Loans and Leases. The following tables summarizes impaired loans and leases by class as of December 31, 2012 and 2011:

	At December 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential: (1)
1-4 family	$149,567	$136,670	$22,225	$114,445	$13,015
Permanent-NCLC	10,923	10,013	2,042	7,971	1,711
Construction	446	261	156	105	5
Consumer: (1)
Home equity loans	56,815	47,755	23,967	23,788	2,960
Liquidating portfolio-home equity loans	11,788	7,038	3,663	3,375	651
Other consumer	—	—	—	—	—
Commercial:
Commercial non-mortgage	90,627	69,426	21,942	47,484	6,423
Asset-based loans	—	—	—	—	—
Commercial real estate:
Commercial real estate	123,861	121,193	65,212	55,981	2,572
Commercial construction	7,177	7,185	7,185	—	—
Residential development	13,444	12,771	5,029	7,742	111
Equipment Financing	2,357	1,980	1,781	199	1
Totals:
Residential	160,936	146,944	24,423	122,521	14,731
Consumer	68,603	54,793	27,630	27,163	3,611
Commercial	90,627	69,426	21,942	47,484	6,423
Commercial real estate	144,482	141,149	77,426	63,723	2,683
Equipment Financing	2,357	1,980	1,781	199	1
Total	$467,005	$414,292	$153,202	$261,090	$27,449

(1)
The increase in Residential and Consumer impaired loans for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due to the Company recording of $24.4 million residential loans and $27.6 million of consumer loans, respectively, where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered TDRs and thus impaired, regardless of their delinquency status.

	At December 31, 2011
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$133,123	$124,461	$—	$124,461	$16,611
Permanent-NCLC	12,005	10,718	—	10,718	2,747
Construction	129	132	—	132	9
Consumer:
Home equity loans	35,285	31,153	4	31,149	4,116
Liquidating portfolio-home equity loans	7,277	5,469	3	5,466	1,050
Other consumer	7	7	—	7	1
Commercial:
Commercial non-mortgage	118,293	105,359	30,207	75,152	12,996
Asset-based loans	7,814	1,859	1,859	—	—
Commercial real estate:
Commercial real estate	195,838	189,575	105,618	83,957	8,514
Commercial construction	7,347	7,373	—	7,373	557
Residential development	16,495	15,902	15,902	—	—
Equipment Financing	11,241	3,268	2,751	517	4
Totals:
Residential	145,257	135,311	—	135,311	19,367
Consumer	42,569	36,629	7	36,622	5,167
Commercial	126,107	107,218	32,066	75,152	12,996
Commercial real estate	219,680	212,850	121,520	91,330	9,071
Equipment Financing	11,241	3,268	2,751	517	4
Total	$544,854	$495,276	$156,344	$338,932	$46,605

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	Years ended December 31,
	2012		2011		2010
(In thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Residential:
1-4 family	$130,565	$5,207	$118,432	$4,750	$77,814	$2,643
Permanent-NCLC	10,366	431	10,414	420	11,168	243
Construction	197	6	66	8	—	—
Liquidating portfolio-construction loans	—	—	1	—	2	4
Consumer:
Home equity loans	39,454	1,810	28,909	1,434	16,613	716
Liquidating portfolio-home equity loans	6,253	358	5,477	349	3,797	217
Other consumer	4	—	7	—	4	—
Commercial:
Commercial non-mortgage	87,393	3,852	120,152	4,529	123,480	4,409
Asset-based loans	929	—	7,833	251	13,847	609
Commercial real estate:
Commercial real estate	155,384	4,847	184,856	6,499	133,846	5,390
Commercial construction	7,279	285	21,835	887	37,669	603
Residential development	14,336	345	23,832	527	53,956	1,023
Equipment Financing	2,624	45	10,373	78	18,458	287
Totals:
Residential	141,128	5,644	128,913	5,178	88,984	2,890
Consumer	45,711	2,168	34,393	1,783	20,414	933
Commercial	88,322	3,852	127,985	4,780	137,327	5,018
Commercial real estate	176,999	5,477	230,523	7,913	225,471	7,016
Equipment Financing	2,624	45	10,373	78	18,458	287
Total	$454,784	$17,186	$532,187	$19,732	$490,654	$16,144
Of the total interest income recognized for the residential and consumer portfolios, $1.7 million, $1.8 million, and $1.9 million of interest income was recognized on a cash basis method of accounting for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee; however, some loans may be made on an unsecured basis.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which helps reduce the Company's exposure to adverse economic events that may affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its loan portfolio.
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
Credit Quality Indicators. To measure credit risk for the Commercial, Commercial Real Estate and Equipment Financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial position and outlook, risk profiles and the related collateral and structural positions. A loan officer reviews updated financial information for all pass rated loans to review the accuracy of the risk grade on at least an annual basis. Criticized loans are assigned to an officer and undergo reviews for problem asset resolution, as well as enhanced and ongoing monitoring of the underlying borrower.
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

The recorded investment in Commercial and Commercial Real Estate loans and Equipment Financing leases segregated by risk rating exposure is as follows:

(In thousands)	Commercial At December 31,		Commercial Real Estate At December 31,		Equipment Financing At December 31,
	2012	2011	2012	2011	2012	2011
(1) - (6) Pass	$2,701,061	$2,148,970	$2,588,987	$2,036,738	$381,304	$407,943
(7) Special Mention	43,856	32,578	56,023	58,238	12,893	15,416
(8) Substandard	167,485	208,555	143,904	296,478	25,114	51,445
(9) Doubtful	784	2,273	1,688	621	—	—
(10) Loss	—	—	—	—	—	—
Total	$2,913,186	$2,392,376	$2,790,602	$2,392,075	$419,311	$474,804
The Company utilizes the loan portfolio aging migration analysis to estimate reserves for the residential and consumer portfolios. Refer to the loan portfolio aging analysis table included in this footnote.
For residential and consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, as credit quality indicators. On an ongoing basis, the Company calculates an estimate of the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for 20 Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. The Case-Shiller data estimates, using broad MSAs that are informative for regional analysis but are not generally actionable on an individual loan basis, the amount of loans that may have balances in excess of the underlying collateral.
Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs:

(In thousands)	At December 31, 2012	At December 31, 2011
Recorded investment of TDRs:
Accrual status	$288,578	$367,344
Non-accrual status	115,583	76,968
Total recorded investment	$404,161	$444,312
Accruing TDRs performing under modified terms more than one year	60.2%	76.0%
TDR specific reserves included in the balance of allowance for loan and lease losses	$27,317	$44,847
Additional funds committed to borrowers in TDR status (1)	3,263	7,872

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the years ended December 31, 2012 and 2011, Webster charged off $45.2 million and $21.8 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans and leases modified as TDRs during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012				2011
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	195	$32,010	$32,010	4.4%	131	$29,728	$29,728	4.1%
Permanent-NCLC	2	964	964	3.6	6	2,211	2,211	4.0
Construction	2	263	263	6.6	—	—	—	—
Consumer:
Home equity loans	526	26,569	26,569	5.0	106	9,422	9,422	4.3
Liquidating portfolio-home equity loans	123	5,693	5,693	5.6	26	1,428	1,428	5.4
Commercial:
Commercial non-mortgage	37	22,699	22,699	6.3	48	45,507	45,507	6.4
Asset-based loans	—	—	—	—	3	2,563	2,563	5.2
Commercial real estate:
Commercial real estate	10	25,855	25,855	2.8	21	47,544	47,544	4.1
Commercial construction	—	—	—	—	1	10,100	10,100	3.0
Residential development	6	896	896	5.3	2	719	719	5.3
Equipment Financing	8	590	590	6.7	2	216	216	7.9
Total TDRs	909	$115,539	$115,539	4.6%	346	$149,438	$149,438	4.8%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions.
The following table provides information on how loans and leases were modified as TDRs during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012					2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$2,067	$2,707	$6,847	$20,389	$32,010	$8,332	$2,706	$16,555	$2,135	$29,728
Permanent-NCLC	—	—	964	—	964	—	—	2,211	—	2,211
Construction	—	—	104	159	263	—	—	—	—	—
Consumer:
Home equity loans	1,079	224	1,380	23,886	26,569	4,760	—	4,187	475	9,422
Liquidating portfolio-home equity loans	35	—	—	5,658	5,693	631	—	797	—	1,428
Commercial:
Commercial non-mortgage	816	—	1,162	20,721	22,699	5,607	3,217	301	36,382	45,507
Asset-based loans	—	—	—	—	—	—	—	2,563	—	2,563
Commercial real estate:
Commercial real estate	2,112	—	1,792	21,951	25,855	18,424	5,996	539	22,585	47,544
Commercial construction	—	—	—	—	—	—	—	—	10,100	10,100
Residential development	319	—	577	—	896	—	—	—	719	719
Equipment Financing	142	—	288	160	590	—	216	—	—	216
Total TDRs	$6,570	$2,931	$13,114	$92,924	$115,539	$37,754	$12,135	$27,153	$72,396	$149,438

(1)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy (2012 only), and/or other concessions.
The Company’s loan and lease portfolio at December 31, 2012 included eleven loans with an A Note/B Note structure, with a recorded investment of $39.0 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $17.0 million. TDR classification was removed from two A Notes totaling $14.0 million, as the borrowers passed the minimum compliance with the modified terms requirements. The restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Eight of the eleven A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.
The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the twelve months ended December 31, 2012 and 2011:

	Years ended December 31,
	2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	2	$847	9	$1,625
Permanent-NCLC	—	—	—	—
Construction	—	—	—	—
Consumer:
Home equity loans	—	—	8	1,195
Liquidating portfolio-home equity loans	—	—	2	108
Other consumer	—	—	—	—
Commercial:
Commercial non-mortgage	—	—	3	804
Asset-based loans	—	—	2	522
Commercial real estate:
Commercial real estate	—	—	3	1,371
Commercial construction	—	—	—	—
Residential development	—	—	—	—
Equipment Financing	—	—	—	—
Total	2	$847	27	$5,625
The recorded investment in Commercial, Commercial Real Estate and Equipment Financing TDRs segregated by risk rating exposure at December 31, 2012 and December 31, 2011, is as follows:

	At December 31,
(In thousands)	At 2012	2011
(1) - (6) Pass	$56,661	$46,524
(7) Special Mention	—	4,622
(8) Substandard	143,903	220,899
(9) Doubtful	1,860	327
(10) Loss	—	—
Total	$202,424	$272,372

NOTE 5: Transfers of Financial Assets and Mortgage Servicing Rights
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. See a further discussion of the representation and warranties in Note 22 - Commitments and Contingencies.
The Company sold $721.7 million and $302.2 million residential loans for the years ended December 31, 2012 and 2011, respectively. Total loans sold included loans with servicing rights retained of $618.5 million and $268.3 million for the years ended December 31, 2012 and 2011, respectively. The net gain on the sale of loans of $23.0 million, $4.9 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included as mortgage banking activities in the accompanying Consolidated Statements of Income. This includes a gain on commercial loan sales of $0.5 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.
Mortgage Servicing Rights
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are initially recognized at fair value. See a further discussion of fair value in Note 18 - Fair Value Measurement.
The Company serviced consumer loans for others amounting to $2.1 billion at December 31, 2012 and $1.9 billion at December 31, 2011. Loan servicing fees for others, net of mortgage servicing right amortization, was $1.9 million, $4.1 million and $6.1 million for years ended December 31, 2012, 2011 and 2010, respectively, and is included as a component of loan related fees in the accompanying Consolidated Statements of Income.

NOTE 6: Premises and Equipment, Net
A summary of premises and equipment, net follows:

	At December 31,
(In thousands)	2012	2011
Land	$15,281	$15,331
Buildings and improvements	95,775	98,906
Leasehold improvements	73,253	71,159
Fixtures and equipment	69,530	66,222
Data processing and software	162,833	153,282
Total premises and equipment	416,672	404,900
Less accumulated depreciation and amortization	(282,110)	(257,521)
Premises and equipment, net	$134,562	$147,379
Depreciation of premises and equipment for the years ended December 31, 2012, 2011 and 2010 was $34.1 million, $34.9 million and $37.2 million, respectively.
The following table is a roll forward of the amount of assets held for disposition for the years ended December 31:

(In thousands)	2012	2011
Assets held for disposition, beginning of period	$1,825	$4,504
New assets held for disposition status	—	1,358
Asset write-downs	(57)	(291)
Assets sold	(1,353)	(3,746)
Assets held for disposition, end of period	$415	$1,825

NOTE 7: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization, at December 31, 2012 and 2011:

(In thousands)	At December 31, 2012	At December 31, 2011
Balances not subject to amortization:
Goodwill allocated to business segments:
Retail Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327
Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Retail Banking	10,270	15,238
Other (HSA Bank)	—	452
Other intangible assets	10,270	15,690
Total goodwill and other intangible assets	$540,157	$545,577

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which they relate are as follows:

	At December 31, 2012			At December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Retail	$49,420	$(39,150)	$10,270	$49,420	$(34,182)	$15,238
Other (HSA Bank)	4,699	(4,699)	—	4,699	(4,247)	452
Total	$54,119	$(43,849)	$10,270	$54,119	$(38,429)	$15,690

Amortization of intangible assets for the year ended December 31, 2012 totaled $5.4 million and for the each of the years ended December 31, 2011 and 2010 totaled $5.6 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for each of the next five years:

(In thousands)
Years ending December 31,
2013	$4,919
2014	2,685
2015	1,523
2016	1,143
Thereafter	—

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

The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In this analysis the discount rates ranged from 12.9% to 17.3%. The long-term growth rate used in determining the terminal value of the Retail, Consumer and Commercial reporting units was estimated at 4% and at 7% for the Other reporting unit and is based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations. Capital allocation for segment reporting is based on regulatory targets aimed at risk weighted assets, tangible assets and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk weighted assets and tangible assets, as well as a deposit base, intangibles and management assessment. Allocated capital is measured annually and the amount of capital is static for one year.
There was no impairment indicated as a result of the Step 1 test performed at August 31, 2012, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values.

NOTE 8: Income Taxes
Income tax expense (benefit) applicable to income from continuing operations is comprised of the following:

	Years ended December 31,
(In thousands)	2012	2011	2010
Current:
Federal	$52,391	$27,674	$(1,588)
State and local	1,282	1,302	1,575
	53,673	28,976	(13)
Deferred:
Federal	20,012	28,497	12,950
State and local	980	478	(579)
	20,992	28,975	12,371
Total:
Federal	72,403	56,171	11,362
State and local	2,262	1,780	996
	$74,665	$57,951	$12,358

The following is a reconciliation of Webster’s reported income tax expense applicable to income from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
	2012		2011		2010
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$86,927	35.0%	$72,567	35.0%	$29,582	35.0%
Reconciliation to reported income tax expense:
State and local income taxes, net of federal benefit	1,470	0.6	1,157	0.6	648	0.8
Tax-exempt interest income, net	(9,577)	(3.8)	(10,052)	(4.8)	(10,116)	(12.0)
Increase in cash surrender value of life insurance	(3,939)	(1.6)	(3,626)	(1.7)	(3,681)	(4.4)
Decrease in valuation allowance applicable to capital losses	(494)	(0.2)	(1,163)	(0.6)	(5,630)	(6.7)
Other, net	278	0.1	(932)	(0.5)	1,555	1.9
Reported Income tax expense	$74,665		$57,951		$12,358
Effective tax rate		30.1%		28.0%		14.6%

Refundable income taxes totaling $56.5 million and $55.8 million at December 31, 2012 and 2011, respectively, are reported as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. The receipt of the refunds, largely attributable to U.S. carryback claims applicable to 2008 and 2009 losses, is contingent upon the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation. During 2012, Webster recognized $0.9 million of interest on the estimated non-contingent portions of the refunds applicable to those years.
The significant components of the Company’s deferred tax asset, net (“DTA”) are reflected below:

	At December 31,
(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$73,344	$97,935
Net operating loss and credit carry forwards	66,308	66,662
Compensation and employee benefit plans	42,497	41,830
Net losses on derivative instruments	16,522	11,302
Impairment losses on securities available for sale	8,622	8,765
Nonaccrual interest	8,247	5,327
Other	9,909	15,907
Gross deferred tax assets	225,449	247,728
Valuation allowance	(82,502)	(85,445)
Total deferred tax assets, net of valuation allowance	$142,947	$162,283
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$26,143	$9,890
Equipment financing leases	10,784	8,651
Deferred income on repurchase of debt	10,627	10,627
Intangible assets	7,388	6,537
Premises and equipment	6,163	5,313
Mortgage servicing rights	5,461	2,978
Deferred loan costs, net	3,236	5,078
Other	4,464	7,544
Gross deferred tax liabilities	74,266	56,618
Deferred tax asset, net	$68,681	$105,665

The Company's DTA decreased by $37.0 million during 2012; $16.0 million was recognized as a decrease in shareholders’ equity, primarily attributable to increased net unrealized gains on securities available for sale.
Webster’s $82.5 million valuation allowance at December 31, 2012 consists of $74.9 million attributable to net state DTAs and $7.6 million attributable to capital losses deductible only to the extent of offsetting capital gains for U.S. tax purposes. During 2012, the valuation allowance decreased by $2.9 million, net, and was attributable to a $0.5 million net decrease applicable to capital losses and a $2.4 million decrease applicable to changes in certain net state DTAs, for which a full valuation allowance had been established at both the beginning and end of the year.
Management believes it is “more likely than not” that Webster will realize its DTAs net of the valuation allowance. Significant “positive evidence” exists in support of management’s conclusion regarding the realization of Webster's DTAs, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2012 and 2011; and future reversals of existing taxable temporary differences. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
Connecticut net operating losses approximating $1.3 billion at December 31, 2012 are scheduled to expire in varying amounts during tax years 2020 through 2032. Connecticut credits, totaling $2.8 million at December 31, 2012 have a five-year carryover period with excess credits expiring unutilized annually. A full valuation allowance amounting to $66.3 million, net has been established for these Connecticut tax attributes, and is included in Webster’s $74.9 million valuation allowance attributable to net state DTAs noted above.
A deferred tax liability of $20.8 million has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2012 and 2011 the cumulative taxable temporary differences applicable to those reserves amounted to approximately $58.0 million.
The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$4,436	$4,816	$6,556
Additions as a result of tax positions taken during the current year	858	462	816
Additions as a result of tax positions taken during prior years	283	518	1,322
Reductions as a result of tax positions taken during prior years	(575)	(791)	(2,046)
Reductions relating to settlements with taxing authorities	(1,342)	—	(1,286)
Reductions as a result of lapse of statute of limitations	(541)	(569)	(546)
Balance at end of year	$3,119	$4,436	$4,816

If recognized, $2.0 million of the $3.1 million of UTBs at December 31, 2012 would affect the effective tax rate, while $2.9 million of the $4.4 million of UTBs at December 31, 2011 would have affected the effective tax rate.
Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2012, 2011 and 2010, Webster recognized interest and penalties of $0.3 million, $0.7 million and $0.5 million, respectively. At December 31, 2012 and 2011, the Company had accrued interest and penalties related to UTBs of $0.9 million and $1.4 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by approximately $0.5 million by the end of 2013 as a result of potential settlements with state taxing authorities concerning tax-base determinations and/or lapses in statute-of-limitation periods.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2007 are either under or remain open to examination. For Webster’s principal state tax jurisdictions of Connecticut, Massachusetts, New York and Rhode Island, tax returns for years subsequent to 2006 or 2007 are either under or remain open to examination.

NOTE 9: Deposits
A summary of deposits by type follows:

	At At December 31,
(In thousands)	At 2012	At 2011
Non-interest-bearing:
Demand	$2,881,131	$2,473,693
Interest-bearing:
Checking	1,810,040	1,551,105
Health savings accounts	1,269,727	1,027,415
Money market	2,205,072	2,021,056
Savings	3,819,713	3,748,121
Time deposits	2,545,152	2,834,635
Total interest-bearing	11,649,704	11,182,332
Total deposits	$14,530,835	$13,656,025

Demand deposit overdrafts reclassified as loan balances	$1,654	$1,517
At December 31, 2012, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2013	$1,606,218
2014	371,346
2015	334,234
2016	175,074
2017	57,023
Thereafter	1,257
Total time deposits	$2,545,152
Time deposits with a denomination of $100 thousand or more amounted to $0.9 billion, or 6.4% of total deposits, and $1.0 billion, or 7.2% of total deposits, at December 31, 2012 and 2011, respectively.
The following table presents additional information about the Company’s brokered deposits:

	At At December 31,
(In thousands)	At 2012	At 2011
Interest-bearing checking obtained through brokers	$43,693	$33,632
Time deposits obtained through brokers	126,299	119,052
Total brokered deposits	$169,992	$152,684

NOTE 10: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings
The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

	At At December 31,
(In thousands)	At 2012	At 2011
Securities sold under agreements to repurchase:
Original maturity of one year or less	$326,160	$290,856
Callable at the option of the counterparty	300,000	400,000
Non-callable	450,000	250,850
	1,076,160	941,706
Other short-term borrowings:
Federal funds purchased	—	223,000
Total securities sold under agreements to repurchase and other short-term borrowings	$1,076,160	$1,164,706
Repurchase agreements are used as a primary source of borrowed funds in addition to FHLB advances. These repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction.
Information concerning repurchase agreements outstanding at December 31, 2012 is presented below:

(Dollars in thousands)	Balance	Fair Value of Collateral	Weighted-Average Rate	Weighted-Average Current Maturity
Maturity:
Up to 30 days	$423,370	$435,725	0.64%	8.68	days
31 to 90 days	2,300	2,404	0.30%	2.83	months
Over 90 days	650,490	753,876	2.41%	51.5	months
Totals	$1,076,160	$1,192,005	1.71%	32.4	months
The following table sets forth additional information for short-term borrowings:

	At and for the year ended December 31,
	At 2012		At 2011		At 2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$326,160	0.15%	$290,856	0.20%	$289,144	0.25%
Average during year	306,294	0.18	310,355	0.22	312,728	0.36
Highest month-end balance during year	357,396	—	342,795	—	405,913	—
Federal funds purchased:
At end of year	—	—	223,000	0.12	236,500	0.19
Average during year	173,690	0.17	122,656	0.14	75,753	0.21
Highest month-end balance during year	255,200	—	282,000	—	256,000	—

NOTE 11: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank are summarized as follows:

	At At December 31,
	At 2012		At 2011
(In thousands)	Total Outstanding	Weighted Average Contractual Coupon Rate	Total Outstanding	Weighted Average Contractual Coupon Rate
Stated Maturity:
2012	$—	—%	$751,400	0.43%
2013	1,425,000	0.34	199,000	2.07
2016	145,934	1.80	145,934	1.80
2017-2032	256,593	1.29	155,470	1.58
	1,827,527	0.59%	1,251,804	0.99%
Unamortized premiums	85		805
Total Federal Home Loan Bank advances	$1,827,612		$1,252,609
At December 31, 2012, Webster Bank had pledged loans with an aggregate carrying value of $3.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.5 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2011, Webster Bank had pledged loans with an aggregate carrying value of $3.9 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2012 and 2011, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 12: Long-Term Debt
Long-term debt consists of the following:

			At At December 31,
(Dollars in thousands)	Maturity date	Stated interest rate	At 2012	At 2011
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	102,579	177,480
Junior subordinated debt related to capital trusts:
Webster Statutory Trust I, floating-rate notes (b)	2033	3.258%	77,320	77,320
Webster Capital Trust IV, fixed to floating-rate trust preferred securities (c)	—	—	—	136,070
Total junior subordinated debt			77,320	213,390
Total notes and subordinated debt			329,899	540,870
Unamortized discount, net			(93)	(192)
Hedge accounting adjustments			4,470	11,911
Total long-term debt			$334,276	$552,589

(a)
The Bank completed the purchase of $74.9 million principal amount of subordinated fixed-rate notes on February 8, 2012 pursuant to a tender offer. The aggregate consideration for the notes accepted under the tender offer, including accrued and unpaid interest, of $77.8 million was paid from cash on hand.

(b)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.258% at December 31, 2012 and 3.502% at December 31, 2011.

(c)
Webster Financial Corporation completed the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012. The aggregate consideration for the securities, including accrued and unpaid interest, of $137.0 million was paid from cash on hand.

Aggregate annual maturities of long-term debt at December 31, 2012 are as follows:

(In thousands)	2013	2014	2015	2016	2017	At Thereafter	Total
Senior fixed-rate notes	$—	$150,000	$—	$—	$—	$—	$150,000
Subordinated fixed-rate notes	102,579	—	—	—	—	—	102,579
Junior subordinated debt related to capital trusts	—	—	—	—	—	77,320	77,320
Total notes and subordinated debt	$102,579	$150,000	$—	$—	$—	$77,320	$329,899

NOTE 13: Shareholders’ Equity
Common Stock
On December 27, 2010, Webster completed a public offering of 6,630,000 shares of common stock at a price to the public of $18.00 per share. In conjunction with the public offering, Warburg Pincus and one of its affiliates, each an existing stockholder, purchased 2,069,848 shares of Webster’s common stock at the price to the public less applicable underwriting discounts and commissions. Together with the shares issued in the public offering, the total number of shares sold was 8,699,848. Webster used the proceeds to redeem the remaining $200.0 million of Capital Purchase Program preferred shares held by the United States Treasury for an aggregate purchase price of $201.2 million, including approximately $1.2 million of accrued and unpaid dividends.
On June 8, 2011, the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. The Company did not receive any of the proceeds of the warrant offering; however, the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 316,079 warrants from the open market since the warrant offering. At December 31, 2012, 683,921 warrants were outstanding and exercisable.
On April 23, 2012, the Company increased its quarterly cash dividend to common shareholders to $0.10 per common share from $0.05 per common share.
Additionally, on December 6, 2012, Webster announced that its Board of Directors had authorized a $100.0 million common stock repurchase program under which shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors. The previous repurchase program, which had remaining authority to repurchase 2,111,200 shares as of December 6, 2012, was reconfigured into this new program.
On December 7, 2012, Warburg Pincus Private Equity and one of its affiliates ("Warburg Pincus") offered for sale in an underwritten secondary offering 10,000,000 shares of Webster's common stock at a price to the public of $20.10 per share. Warburg Pincus received all of the net proceeds from this offering. No shares of common stock were sold by Webster. Immediately following the completion of the offering, Warburg Pincus continued to own 4,179,920 shares of common stock, and had the right to acquire, pursuant to the exercise of warrants, 8,625,000 shares of Webster common stock. In connection with the common stock repurchase program, Webster purchased 2,518,891 shares of its common stock in the offering at a price per share equal to the price per share being paid by the underwriter to Warburg Pincus in the offering, or $19.85 per share. As a result, Webster's common stock repurchase program had $50.0 million of remaining repurchase authority at December 31, 2012.
A total of 2,673,017 and 86,835 shares of common stock were repurchased during 2012 and 2011, respectively, at an average cost of $19.92 and $19.27 per common share, respectively. Of the shares repurchased during 2012 and 2011, 154,126 and 86,835, respectively, were for employee compensation plans.
Preferred Stock
On December 4, 2012, Webster closed on a public offering of 5,060,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the "Series E Preferred Stock"). Webster will pay dividends if declared by the Board of Directors or a duly authorized committee of the Board. Dividends will accrue and be payable from the date of issuance at a rate of 6.40% per annum, payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2013. Dividends on the Series E Preferred Stock will not be cumulative and will not be mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series E Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods.

The Company may redeem the Series E Preferred Stock at its option, in whole or in part, on December 15, 2017, or any dividend payment date thereafter, at a redemption price equal to $25,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock also may be redeemed at the Company's option, in whole or in part, upon the occurrence of a regulatory capital treatment event at a redemption price equal to $25,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock does not have any voting rights except with respect to authorizing or increasing the authorized amount of senior stock, certain changes to the terms of the Series E Preferred Stock, or in the case of certain dividend nonpayments.
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
On May 28, 2009, the Company commenced an exchange offer with certain holders of the Series A Preferred Stock which the Company offered 35.8046 shares of its common stock and $350 in cash as consideration for each share of the Series A Preferred Stock tendered. A total of 168,500 shares of Series A Preferred Stock accepted the exchange offer, resulting in the issuance of $6.03 million shares of the Company's common stock, par value $0.01 per share. The exchange was accounted for as a redemption resulting in the de-recognition of the $168.5 million carrying amount of the Series A Preferred Stock tendered.
On December 14, 15 and 16, 2009, the Company entered into agreements with certain holders of the Series A Preferred Stock pursuant to which the holders agreed to exchange each share of the Series A Preferred Stock for (i) 36.8046 shares of common stock plus (ii) a premium number of common stock shares. An aggregate of 27,461 shares of Series A Preferred Stock were exchanged for $1.94 million shares of the Company's common stock, par value $0.01 per share. The exchange was accounted for as an induced conversion resulting in the de-recognition of the $27.5 million carrying amount of the Series A Preferred Stock tendered.
Thrift Bad Debt Reserves
Retained earnings at both December 31, 2012 and 2011 included 58.0 million of certain "thrift bad debt" reserves established before 1988. For Federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank's stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been accrued.

NOTE 14: Regulatory Matters
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

Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations).
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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,840,736	13.7%	$1,072,749	8.0%	$1,340,936	10.0%
Tier 1 capital	1,672,009	12.5	536,375	4.0	804,562	6.0
Tier 1 leverage capital ratio	1,672,009	8.7	767,289	4.0	959,111	5.0
Webster Bank, N.A.
Total risk-based capital	$1,718,564	12.9%	$1,069,652	8.0%	$1,337,064	10.0%
Tier 1 capital	1,551,238	11.6	534,826	4.0	802,239	6.0
Tier 1 leverage capital ratio	1,551,238	8.1	766,025	4.0	957,532	5.0
At December 31, 2011
Webster Financial Corporation
Total risk-based capital	$1,766,468	14.6%	$967,017	8.0%	$1,208,772	10.0%
Tier 1 capital	1,577,991	13.1	483,509	4.0	725,263	6.0
Tier 1 leverage capital ratio	1,577,991	8.9	713,319	4.0	891,648	5.0
Webster Bank, N.A.
Total risk-based capital	$1,681,769	14.0%	$964,184	8.0%	$1,205,230	10.0%
Tier 1 capital	1,494,529	12.4	482,092	4.0	723,138	6.0
Tier 1 leverage capital ratio	1,494,529	8.4	711,572	4.0	889,466	5.0
Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fails to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. At December 31, 2011 Webster Bank was required to maintain a Tier 1 leverage ratio of at least 7.5% of adjusted total assets and a total risk-based capital ratio of at least 12% of risk-weighted assets. On May 8, 2012, Webster Bank, N.A. was notified by the Office of the Comptroller of the Currency that the previously disclosed individual minimum capital ratios applicable to Webster Bank were terminated effective May 3, 2012.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to the Company during the twelve months ended December 31, 2012 and 2011 totaled $140.0 million and $170.0 million, respectively.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2012 and 2011, $75.0 million and $209.9 million, respectively, in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III proposal will require the Company to exclude all trust preferred securities from the Company's Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital at December 31, 2012 and 2011 would not affect the Company's ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.
The Company completed the redemption at par of all the $136.1 million outstanding principal amount of Webster Capital Trust IV 7.65% fixed to floating-rate trust preferred securities on July 18, 2012.

NOTE 15: Earnings Per Common Share
The calculation of basic and diluted earnings per common share from continuing and discontinued operations follows:

	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Earnings from continuing operations for basic and diluted earnings per common share:
Net income from continuing operations available to common shareholders	$171,237	$146,098	$47,245
Less: dividends declared or accrued:
Common shareholders	(30,566)	(13,908)	(3,117)
Participating shares	(134)	(70)	(16)
Total undistributed income available to common shareholders	140,537	132,120	44,112
Add dividends paid to common shareholders	30,566	13,908	3,117
Less: income allocated to participating securities	(614)	(666)	(233)
Net income allocated to common shareholders	$170,489	$145,362	$46,996
Earnings from discontinued operations for basic and diluted earnings per common share:
Net income from discontinued operations available to common shareholders	$—	$1,995	$94
Shares:
Weighted average common shares outstanding - basic	87,211	87,007	78,175
Effect of dilutive securities:
Stock options and restricted stock	281	368	264
Warrants - Series A1 and A2	4,048	4,147	3,733
Warrants - other	109	166	—
Weighted average common shares outstanding - diluted	91,649	91,688	82,172
Earnings from continuing operations per common share:
Basic	$1.96	$1.67	$0.60
Diluted	1.86	1.59	0.57
Earnings from discontinued operations per common share:
Basic	—	0.02	—
Diluted	—	0.02	—
Earnings per common share:
Basic	1.96	1.69	0.60
Diluted	1.86	1.61	0.57
Stock Options
Options to purchase 1.7 million common shares for both years ended December 31, 2012 and 2011, and 1.9 million shares for the year ended December 31, 2010, were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the shares for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 138,332, 14,529 and 75,985 for the years ended December 31, 2012, 2011 and 2010, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Series A Preferred Stock
The Series A Preferred Stock at December 31, 2012, 2011 and 2010 represents potential issuable common stock of 1.1 million shares for each period. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the years ended December 31, 2012 , 2011 and 2010.

Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock at December 31, 2012 , 2011 and 2010. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the years ended December 31, 2012 , 2011 and 2010. The initial exercise price of $10.00 increased to $11.50 for the A1 warrants on July 28, 2011 and for the A2 warrants on October 15, 2011. The exercise price will similarly increase to $13.00 for the A1 warrants on July 28, 2013 and for the A2 warrants on October 15, 2013, unless otherwise exercised on or before the respective dates. As of December 31, 2012, none of the A1 or A2 warrants have been exercised.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at December 31, 2012 and 2011, respectively. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the years ended December 31, 2012 and 2011. The warrants issued in connection with the Series B Preferred Stock issued to the U.S. Treasury represented an aggregate 3.3 million potential issuable shares of common stock at December 31, 2010. The weighted average dilutive effect of this warrant was excluded from the calculation of diluted earnings per share for the year ended December 31, 2010 because the warrant's exercise price was greater than the average market price of the shares for that year.

NOTE 16: Other Comprehensive Income (Loss)
The following tables summarize the tax effects for each component of other comprehensive income (loss):

	Year ended December 31, 2012
(In thousands)	Pre Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale:
Net unrealized gain during the period	$45,024	$(16,096)	$28,928
Reclassification adjustment for net gain included in net income	(3,347)	1,171	(2,176)
Amortization of unrealized loss on securities transferred to held to maturity	35	(13)	22
Change in unrealized loss on derivative instruments	1,528	(546)	982
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	6,281	(2,249)	4,032
Amortization of prior service cost	73	(26)	47
Current year actuarial gain	(6,071)	2,174	(3,897)
Other comprehensive income	$43,523	$(15,585)	$27,938

	Year ended December 31, 2011
(In thousands)	Pre Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale:
Net unrealized gain during the period	$(1,659)	$1,663	$4
Net non-credit related other than temporary impairment on securities	882	(136)	746
Reclassification adjustment for net gain included in net income	(3,823)	1,338	(2,485)
Amortization of unrealized loss on securities transferred to held to maturity	260	(87)	173
Change in unrealized loss on derivative instruments	(36,964)	13,969	(22,995)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	2,739	(1,006)	1,733
Amortization of prior service cost	73	(27)	46
Current year actuarial gain	(37,484)	13,767	(23,717)
Other comprehensive loss	$(75,976)	$29,481	$(46,495)

	Year ended December 31, 2010
(In thousands)	Pre Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale:
Net unrealized gain during the period	$46,679	$(18,002)	$28,677
Net non-credit related other than temporary impairment on securities	(10,076)	3,734	(6,342)
Reclassification adjustment for net gain included in net income	(3,910)	1,368	(2,542)
Amortization of unrealized loss on securities transferred to held to maturity	509	(178)	331
Change in unrealized loss on derivative instruments	(4,876)	2,108	(2,768)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	2,272	(795)	1,477
Amortization of prior service cost	73	(26)	47
Current year actuarial gain	(6,462)	2,262	(4,200)
Other comprehensive income	$24,209	$(9,529)	$14,680

Accumulated other comprehensive loss is comprised of the following components:

(In thousands)	Securities Available for Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(2,595)	$(3,121)	$(22,673)	$(28,389)
Other comprehensive income (loss)	20,124	(2,768)	(2,676)	14,680
Balance at December 31, 2010	17,529	(5,889)	(25,349)	(13,709)
Other comprehensive income (loss)	(1,562)	(22,995)	(21,938)	(46,495)
Balance at December 31, 2011	15,967	(28,884)	(47,287)	(60,204)
Other comprehensive income (loss)	26,774	982	182	27,938
Balance at December 31, 2012	$42,741	$(27,902)	$(47,105)	$(32,266)

NOTE 17: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster is exposed to certain risks arising from both its business operations and economic conditions. Webster principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Webster’s derivative financial instruments are used to manage differences in the amount, timing, and duration of Webster’s known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings.
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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward settle swaps is marked through Other Comprehensive Income ("OCI") during the swap term. Upon termination, the OCI gain or loss at the time of debt issuance is amortized into interest expense over the life of the debt. The valuation balance recorded in OCI related to future settle cash flow swaps was a net $1.1 million loss as of December 31, 2012.

Webster has two $25 million forward settle interest rate swap hedges outstanding as of December 31, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in July 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on July 2, 2013, and maturing on July 2, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between April 2, 2013 and January 2, 2014.
The Company also has two $25 million forward settle interest rate swap hedges outstanding as of December 31, 2012, which qualify for cash flow hedge accounting. The swaps, entered into in May and June 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1- month LIBOR indexed floating rate, effective on March 28, 2013, and maturing on March 28, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between January 1, 2013 and September 30, 2013.
Webster terminated two $50 million forward settle interest rate swap hedge transactions which qualified for cash flow hedge accounting in November and December 2012. The swap terminations were cash settled upon entering into two six-year FHLB advances effective November 30, 2012 and December 7, 2012. The termination loss of $14.2 million is recorded in OCI and will be amortized into interest expense over the term of the advances maturing on November 30, 2018 and December 7, 2018.
The Company also terminated two $50 million forward settle interest rate swap hedge transactions which qualified for cash flow hedge accounting during March 2012. The swap terminations were cash settled upon entering into two four-year repurchase agreements effective March 21, 2012 and March 26, 2012. The termination loss of $5.8 million is recorded in OCI and will be amortized into interest expense over the term of the repurchase agreements maturing on March 21, 2016 and March 28, 2016.
Previously terminated forward settle swap losses are recorded in OCI and are amortized into earnings over the respective term of the associated issued debt instrument. At December 31, 2012, the remaining unamortized loss on the termination of cash flow hedges was $41.8 million. Over the next twelve months the Company will reclassify $9.3 million from OCI as an increase to interest expense. There was no hedge ineffectiveness for the years ended December 31, 2012 and 2011.
In addition, the Company has an accruing $100 million interest rate swap which became effective April 2010 and is designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to interest expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $0.5 million loss as of December 31, 2012.
Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next twelve months the Company estimates that $1.1 million will be reclassified as an increase to interest expense.
The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011:

		At December 31, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of cash flow:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(497)	1	$100,000	$(1,521)
Forward settle interest rate swap on anticipated debt	Other liabilities	4	100,000	(1,130)	4	200,000	(15,050)

The net impact on interest expense related to cash flow hedges for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Years ended December 31,
	2012			2011			2010
(In thousands)	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact	Interest Expense	Realized Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$1,393	$4,754	$6,147	$1,542	$1,962	$3,504	$1,113	$1,476	$2,589
Interest rate swaps on subordinated debt	—	(92)	(92)	—	(150)	(150)	—	(150)	(150)
Interest rate swaps repurchase agreement	—	2,959	2,959	—	1,095	1,095	—	—	—
Interest rate swaps on Trust Preferred Securities	—	(105)	(105)	—	(180)	(180)	—	(180)	(180)
Net impact on interest expense on borrowings	$1,393	$7,516	$8,909	$1,542	$2,727	$4,269	$1,113	$1,146	$2,259
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of December 31, 2012 and December 31, 2011.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At December 31, 2012, the remaining unamortized gain on the termination of fair value hedges was $4.5 million.
The net impact on interest expense related to fair value hedges for the years ended December 31, 2012, 2011 and 2010 is presented in the table below:

	Years ended December 31,
	2012				2011				2010
(In thousands)	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Realized Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(3,197)	$(3,197)	$—	$—	$(3,197)	$(3,197)	$—	$—	$(3,197)	$(3,197)
Interest rate swaps on subordinated debt	—	—	(2,648)	(2,648)	—	—	(4,479)	(4,479)	(497)	(94)	(4,087)	(4,678)
Interest rate swaps on FHLB advances	—	—	—	—	(61)	(144)	34	(171)	(708)	(1,600)	1,321	(987)
Net impact on interest expense on borrowings	$—	$—	$(5,845)	$(5,845)	$(61)	$(144)	$(7,642)	$(7,847)	$(1,205)	$(1,694)	$(5,963)	$(8,862)

Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging”. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Consolidated Statements of Income.
At December 31, 2012 and December 31, 2011, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At December 31, 2012			At December 31, 2011
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	167	$986,504	$48,996	127	$615,773	$45,140
Commercial loan interest rate swaps with floors	Other assets	11	23,119	1,974	12	25,217	1,994
Commercial loan interest rate caps	Other liabilities	23	193,946	(124)	13	119,186	(160)
Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	146	862,972	(40,320)	119	595,542	(40,269)
Commercial loan interest rate swaps	Other liabilities	14	123,475	419	4	20,180	13
Commercial loan interest rate swaps with floors	Other liabilities	11	23,119	(1,645)	12	25,217	(1,597)
Commercial loan interest rate caps	Other liabilities	23	193,946	125	13	119,186	160
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows.

	Years ended December 31,
	2012			2011			2010
(In thousands)	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact	Interest Income	MTM (Loss) Gain	Net Impact
Impact reported in other non-interest income:
Visa Swap	$—	$(556)	$(556)	$—	$(153)	$(153)	$—	$(330)	$(330)
Commercial loan interest rate derivatives, net	1,531	4,597	6,128	927	1,962	2,889	708	686	1,394
Fed funds futures contracts	—	48	48	—	(1,815)	(1,815)	—	(2,462)	(2,462)
Net impact on other non-interest income	$1,531	$4,089	$5,620	$927	$(6)	$921	$708	$(2,106)	$(1,398)

Futures Contracts. On March 30, 2010, to hedge against a rise in short-term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2012, Webster continued to roll the futures contracts but reduced the notional amount to $400 million beginning with the September 2011 contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is a loss of $0.1 million and is reflected as other liabilities in the accompanying Consolidated Balance Sheets and the related income impact as non-interest income in the accompanying Consolidated Statements of Income. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $48 thousand in mark to market gains and $1.8 million and $2.5 million in mark to market losses, respectively.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and mortgage-backed securities (“MBS”) are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2012, outstanding rate locks totaled approximately $162.6 million and the outstanding commitments to sell residential mortgage loans totaled approximately $215.1 million. Forward sales, which include mandatory forward commitments of approximately $208.8 million at December 31, 2012, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Consolidated Statements of Income. As of December 31, 2012 and December 31, 2011, the fair value of interest rate locked loan commitments and forward sales commitments totaled $2.9 million and $0.2 million, respectively, and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments, primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at December 31, 2012 and December 31, 2011.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has master International Swap Derivative Association ("ISDA") agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex ("CSA") to the master agreement with each of its institutional derivative counterparties. The ISDA master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each had a net unfavorable market value at December 31, 2012. In accordance with our CSA Agreements, approximately $42.8 million of collateral was pledged to those counterparties at December 31, 2012. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. The Company's net current credit exposure relating to interest rate swaps with Webster Bank customers was $51.0 million at December 31, 2012. In addition, the Company monitors potential future exposure, representing our best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate swaps with Webster Bank customers totaled $9.1 million at December 31, 2012. The credit exposure is mitigated as transactions with customers are secured by the collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.

NOTE 18: Fair Value Measurements
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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor pricing service's assumptions and establishes processes to challenge pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, corporate debt, single-issuer trust preferred securities, agency mortgage-backed securities, commercial mortgage backed securities and auction rate preferred securities.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company has investments in CLOs for which independent vendor pricing is not available. Multiple dealer price indications are obtained and averaged to calculate fair value. Accordingly, CLO investments are currently classified as Level 3.
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

Investments in Private Equity Funds
The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At December 31, 2012, investments in private equity funds consisted of $1.5 million recorded at fair value and $10.1 million recorded at cost. These are private investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The investments in private equity funds included at fair value are classified within Level 3 of the fair value hierarchy. The investments in private equity funds that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $1.9 million in unfunded commitments remaining for its investments in private equity funds as of December 31, 2012.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $5.5 million as of December 31, 2012.
Derivative Instruments
Derivative instruments are valued using third party valuation tools which consider the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, the Company evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the Company and its counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Mortgage Banking Derivatives
Mortgage-backed securities are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established.

A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs	1,310,006	—	1,310,006	—
Corporate debt	118,199	—	118,199	—
Collateralized loan obligations	88,540	—	—	88,540
Pooled trust preferred securities	26,207	—	—	26,207
Single issuer trust preferred securities	44,415	—	44,415	—
Equity securities	8,282	8,082	200	—
Agency mortgage-backed securities	1,142,280	—	1,142,280	—
CMBS	398,031	—	398,031	—
Total available for sale securities	3,136,160	8,282	3,013,131	114,747
Derivative instruments:
Interest rate swaps	50,969	—	50,969	—
Mortgage banking derivatives	2,898	—	2,898	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Investments in private equity funds	1,533	—	—	1,533
Total financial assets held at fair value	$3,197,301	$14,023	$3,066,998	$116,280
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$43,172	$—	$43,172	$—
Fed Fund futures contracts	125	125	—	—
Visa Swap	4	—	4	—
Total financial liabilities held at fair value	$43,301	$125	$43,176	$—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. treasury bills	$200	$200	$—	$—
Agency CMOs	1,940,242	—	1,940,242	—
Pooled trust preferred securities	28,998	—	—	28,998
Single issuer trust preferred securities	38,214	—	38,214	—
Equity securities	9,447	8,472	—	975
Agency mortgage-backed securities	527,310	—	527,310	—
CMBS	330,353	—	330,353	—
Total available for sale securities	2,874,764	8,672	2,836,119	29,973
Derivative instruments:
Interest rate swaps	47,134	—	47,134	—
Investments in private equity funds	2,841	—	—	2,841
Total financial assets held at fair value	$2,924,739	$8,672	$2,883,253	$32,814
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$58,424	$—	$58,424	$—
Fed Fund futures contracts	1,365	—	1,365	—
Visa Swap	2	—	2	—
Total financial liabilities held at fair value	$59,791	$—	$59,791	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Years ended December 31,
(In thousands)	2012	2011
Level 3, beginning of period (a)	$32,814	$61,098
Transfers out of Level 3 (b)	(975)	—
Change in unrealized loss included in other comprehensive income	3,572	(11,521)
Unrealized loss included in net income	(1,243)	(78)
Realized loss on sale of available for sale securities	—	(3,343)
Purchases/capital calls	88,891	411
Sales/proceeds	—	(5,487)
Accretion/amortization	233	652
Calls/paydowns	(7,012)	(8,680)
Other	—	(238)
Level 3, end of period	$116,280	$32,814

(a)
The Company's investments in private equity funds are included in Level 3. The Company has adjusted prior period balances to conform to the current period’s presentation. Management believes that these changes are immaterial to Webster’s financial statements and align reporting of such data more closely with reporting requirements resulting from the adoption of ASU 2011-4 Fair Value Measurement (Topic 820) “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”.

(b)
As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At December 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$26,207	Discounted cash flow	Discount rate	6.2 - 10.2% (9.02%)
			Credit spread	340-738 bps (621 bps)
Collateralized Loan Obligations	$88,540	Average broker quotes	Bid price	98.5 - 100 (99.3)
Discount rates are derived for each security depending on the original rating or a notched down rating based on management's judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are the twelve month rolling average of published industry credit spreads and the 30 year swap rate. When discount rates increase as a result of increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and, therefore, a decrease in fair value.
Pooled trust preferred security issuer financials are reviewed on a quarterly basis and an internal credit rating (“shadow rating”) is updated for individual issuers in the model. The shadow rating is correlated to a Moody’s loss table to determine the loss impact on expected cash flows. There is a direct relationship between shadow rating and fair value; as shadow ratings decline the loss probability increases, expected cash flows decline and, therefore, fair value decreases. There may be instances when a one notch downgrade in credit ratings may not significantly impact the fair value of securities depending on the amount of collateral in the deal that is already rated “D” for which Webster Bank assumes 100% loss.
CLOs are valued using multiple dealer price indications which are reflective of market activity. The fair value of our CLOs is inversely related to the market spreads. Increases in market spreads would decrease the fair value of our CLOs while decreases in the market spreads would increase our fair value.

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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $3.4 million as of December 31, 2012. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
Mortgage Servicing Assets
The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. As such, mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$36,004	Real Estate Appraisals	Discount for dated appraisal	0% - 30%
			Discount for costs to sell	3.0% - 8.0%
			Discount for payment status	25% - 33%
Other Real Estate	$1,294	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	15% - 60%
Mortgage Servicing Rights	$12,799	Discounted cash flow	Constant prepayment rate	7.0% - 25.1%
			Discount Rates	2.6% - 4.2%
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
Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings
Carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other short-term borrowings that mature within 90 days. The fair values of all other short-term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks. Securities sold under agreements to repurchase and other short-term borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Other Long-Term Debt
The fair value of long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit and option risk. Long-term debt and Federal Home Loan Bank advances are classified within Level 2 of the fair value hierarchy.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,136,160	$8,282	$3,013,131	$114,747
Securities held-to-maturity	3,107,529	—	3,264,718	—
Loans held for sale	107,633	—	—	107,633
Loans, net	11,851,567	—	—	12,005,555
Mortgage servicing assets (a)	14,027	—	—	15,881
Investments in private equity funds	11,623	—	—	11,623
Derivative instruments	50,969	—	50,969	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Liabilities
Deposits other than time deposits	11,985,683	—	11,985,683	—
Time deposits	2,545,152	—	2,584,921	—
Securities sold under agreements to repurchase and other short-term borrowings	1,076,160	—	1,134,614	—
Federal Home Loan Bank advances (b)	1,827,612	—	1,843,615	—
Long-term debt (c)	334,276	—	298,807	—
Derivative instruments	43,301	125	43,176	—

	At December 31, 2011
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$2,874,764	$8,672	$2,836,119	$29,973
Securities held-to-maturity	2,973,727	—	3,130,546	—
Loans held for sale	57,391	—	—	57,391
Loans, net	10,991,917	—	—	11,097,390
Mortgage servicing assets (a)	7,831	—	—	9,968
Investments in private equity funds	12,343	—	—	12,343
Derivative instruments	47,134	—	47,134	—
Liabilities
Deposits other than time deposits	10,821,390	—	10,619,712	—
Time deposits	2,834,635	—	2,883,006	—
Securities sold under agreements to repurchase and other short-term borrowings	1,164,706	—	1,212,228	—
Federal Home Loan Bank advances (b)	1,252,609	—	1,283,871	—
Long-term debt (c)	552,589	—	505,635	—
Derivative instruments	59,791	—	59,791	—

(a)
The carrying amount of mortgage servicing assets is net of $1.8 million and $0.9 million reserves at December 31, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

(b)
The carrying amount of FHLB advances is net of $0.1 million and $0.8 million in hedge accounting adjustments and discounts at December 31, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

(c)
The carrying amount of long-term debt is net of $4.4 million and $11.7 million in hedge accounting adjustments and discounts at December 31, 2012 and December 31, 2011, respectively. The estimated fair value does not include such adjustments.

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

NOTE 19: Pension and Other Postretirement Benefits
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits were based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The supplemental defined benefit retirement plan provides eligible participants with additional pension benefits. Webster also provides postretirement healthcare benefits to certain retired employees (referred to as “other benefits” below).
The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional supplemental retirement income on or after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. There were $0.1 million in Company contributions to the plans for the years ended December 31, 2012 and 2011.
December 31st is the measurement date used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$169,176	$137,335	$8,093	$7,074	$5,126	$4,916
Service cost	30	175	—	—	—	—
Interest cost	7,307	7,463	316	350	177	215
Actuarial loss (gain)	15,044	28,691	353	760	(698)	452
Benefits paid and administrative expenses	(4,412)	(4,488)	(102)	(91)	(376)	(457)
Benefit obligation at end of year	187,145	169,176	8,660	8,093	4,229	5,126
Change in plan assets:
Fair value of plan assets at beginning of year	136,905	138,423	—	—	—	—
Actual return on plan assets	18,698	2,970	—	—	—	—
Employer contributions	—	—	102	91	376	457
Benefits paid and administrative expenses	(4,412)	(4,488)	(102)	(91)	(376)	(457)
Fair value of plan assets at end of year	151,191	136,905	—	—	—	—
Underfunded at end of year	$(35,954)	$(32,271)	$(8,660)	$(8,093)	$(4,229)	$(5,126)
The accumulated benefit obligation for the pension plans and the postretirement benefit plan was $200.0 million and $182.4 million at December 31, 2012 and 2011, respectively.

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

	2012			2011
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Prepaid expenses and other assets	$—	$—	$—	$—	$—	$—
Accrued expenses and other liabilities	(35,954)	(8,660)	(4,229)	(32,271)	(8,093)	(5,126)
Underfunded	$(35,954)	$(8,660)	$(4,229)	$(32,271)	$(8,093)	$(5,126)
The pension plan held no shares of Webster common stock at December 31, 2012 and 2011.
The components of accumulated other comprehensive loss related to pensions and other postretirement benefits, on a pre-tax basis, at December 31, 2012 and 2011 are summarized below. Webster expects that $5.9 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2013.

	2012			2011
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$70,860	$1,705	$591	$70,547	$1,423	$1,396
Prior service cost	—	—	232	—	—	305
Total pre-tax amounts recognized in accumulated other comprehensive loss	$70,860	$1,705	$823	$70,547	$1,423	$1,701
Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2013	$5,948	$1,240	$389
2014	6,673	1,930	388
2015	6,934	775	382
2016	6,852	601	371
2017	7,615	551	356
2018-2022	43,168	1,514	1,505

Net periodic benefit cost recognized in net income and changes in funded status recognized in accumulated other comprehensive income (loss) for the years ended December 31 included the following components:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$30	$175	$250	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,307	7,463	7,270	316	350	360	177	215	241
Expected return on plan assets	(10,069)	(10,550)	(10,008)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Recognized net loss	6,103	2,674	2,250	71	—	—	107	65	22
Net periodic benefit cost (income) recognized in net income	3,371	(238)	(238)	387	350	360	357	353	336
Changes in Funded Status Recognized in Other Comprehensive Income:
Current year actuarial loss (gain)	6,416	36,272	5,337	353	760	434	(698)	452	691
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Amortization of net loss	(6,103)	(2,674)	(2,250)	(71)	—	—	(107)	(65)	(22)
Total loss (gain) recognized in other comprehensive income (loss)	313	33,598	3,087	282	760	434	(878)	314	596
Total recognized in total comprehensive income (loss)	$3,684	$33,360	$2,849	$669	$1,110	$794	$(521)	$667	$932

Fair Value Measurements: The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Registered investment companies: Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the plan at year end. Money market funds are shown at cost, which approximates fair value. The exchange traded fund is benchmarked against the S&P 500 Index.
Common collective trusts: There are no readily available market quotations for these funds. The fair value of the fund is based on the securities in the portfolio, which typically is the amount that the fund might reasonably expect to receive for the securities upon a sale. These funds are either valued on a daily or monthly basis. The common collective trust funds performance are benchmarked against the S&P 500, S&P 400, Russell 2000, MSCI ACWI ex US and Barclays Capital U.S. Long Credit indexes.

Investment contract with insurance company: These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of insurance company investment contracts are classified as Level 3 investments.

A summary of fair values of the pension plan assets measured at fair value, including the classification of such instruments pursuant to the valuation hierarchy follows.

	At December 31, 2012				At December 31, 2011
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Exchange traded funds	$31,745	$31,745	$—	$—	$32,415	$32,415	$—	$—
Money market mutual funds	14	14	—	—	11	11	—	—
Common collective funds	118,096	—	118,096	—	103,078	—	103,078	—
Insurance company investment contract	1,336	—	—	1,336	1,401	—	—	1,401
Total	$151,191	$31,759	$118,096	$1,336	$136,905	$32,426	$103,078	$1,401
The following table sets forth a summary of changes in the fair value of the plan’s level 3 assets for the years ended December 31, 2012 and 2011:

(In thousands)	2012	2011
Level 3—pension assets, beginning of period	$1,401	$1,397
Transfers into Level 3	—	—
Unrealized gains relating to instruments still held at the reporting date	21	78
Benefit payments, admin expenses and interest income, net	(86)	(74)
Balance, end of year	$1,336	$1,401

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2012	2011
Assets Category:
Fixed income investments	40%	49%
Equity investments	60	51
Total	100%	100%
The Retirement Plan Committee (the “Committee”) is a fiduciary under ERISA and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, it engages the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The statement of investment policy guidelines and objectives is reviewed no less often than annually by the Committee.

The investment policy guidelines in effect as of December 31, 2012 set the following asset allocation targets:

Target
Assets Category:
Fixed income investments	40%
Equity investments	60
Total	100%

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
The basis for Webster’s 2012 assumption for the expected long-term rate of return on assets is as follows:

	Portfolio	Return
Asset Category:
Fixed income investments	40%	5.8%
U.S. equity investments	42	8.6
International equity investments	18	8.8
The investment strategy for the pension plan assets is to maintain a diversified portfolio designed to achieve our target rate of an average long-term rate of 7.5%. While we believe we can achieve a long-term average rate of return of 7.5%, we cannot be certain that portfolio will perform to our expectations. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.90%	4.35%	3.40%	4.00%	2.85%	3.60%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.35%	5.50%	5.95%	4.00%	5.10%	5.75%	3.60%	4.55%	5.25%
Expected long-term return on assets	7.50%	7.75	8.0	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0%	8.0%	8.0%
The assumed healthcare cost-trend rate is 8.0% for 2012 and 2013, declining 1.0% each year after until 2016 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2012 would have increased the net periodic postretirement benefit cost by $10 thousand and increased the accumulated benefit obligation by $247 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2012 would have decreased the net periodic postretirement benefit cost by $9 thousand and decreased the accumulated benefit obligation by $220 thousand.

Multiple-employer plan
Webster Bank is a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2012, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $1.0 million. Webster made $1.2 million, $1.4 million and $0.8 million in contributions in 2012, 2011 and 2010, respectively.
Webster's portion of the plan was underfunded by $5.9 million as of July 1, 2011. The decrease in the underfunded liability is due to the enactment on July 6, 2012 of the Moving Ahead for Progress in the 21 Century Act ("MAP-21"), which required that the Fund use higher interest rates for calculating the Fund's liability in 2012, than were used in the past.

The following table sets forth contributions and funding status of the Fund:

	Pension Protection Act Zone Status		RIP/RP Status Pending/ Implemented	Contributions by Webster Bank Period Ending December 31,			Surcharge Imposed	Expiration Date of Collective- Borrowing Agreement
(In thousands) EIN/Pension Plan Number	2012	2011		2012	2011	2010
13-5645888/333	N/A*	N/A*	No	$1,230	$1,429	$833	No	N/A
* Plan funding at July 1, 2012 was 95%. Plan funding at July 1, 2011 was 76%.
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act.
All benefit accruals were frozen as of September 1, 2004.
The Company's contributions to the Fund did not exceed more than 5 percent of total Fund contributions for the years ended December 31, 2012, 2011 and 2010.

Webster Bank Retirement Savings Plan
Webster provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code (the "Code”). Prior to January 1, 2008, Webster matched 100% of the first 2% and 50% of the next 6% of employees' pretax contributions based on annual compensation. For the period from January 1, 2008 through March 31, 2009, Webster matched 100% of the first 2% and 50% of the next 4% of employees’ pretax contributions based on annual compensation. Webster also made non-elective contributions to all plan participants equal to 2% of compensation. Employees 35 or over on January 1, 2008 who were participants in the Webster Bank Pension Plan prior to the freeze also received special transition credits ranging from 1% to 6% of annual compensation.
For the period March 1, 2009 through February 1, 2012, Webster matched 100% of a participant’s pre-tax contributions to the extent the pre-tax contributions do not exceed 5% of compensation. If a participant fails to make a pre-tax contribution election within 90 days of his or her date of hire, automatic pre-tax contributions will commence 90 days after his or her date of hire at a rate equal to 3% of compensation. The 2% non-elective contribution has been eliminated, however, Webster continues to contribute the special transition credits.
Effective February 1, 2012, Webster matches 100% of the first 2% and 50% of the next 6% of employees’ pretax contributions based on annual compensation. Webster continues to contribute the special transition credits under the employee retirement savings plan.
Compensation expense included $11.4 million, $12.1 million and $11.9 million for the years ending December 31, 2012, 2011 and 2010, respectively, for employer contributions.

NOTE 20: Stock-Based Compensation Plans
Webster has established stock-based compensation plans that cover employees and directors, and a non-employee director compensation plan (collectively, the “Plans”). The Plans, which are shareholder-approved, permit the grant of incentive and non-qualified stock options, restricted stock and stock appreciation rights (“SARS”) for up to 10.9 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of December 31, 2012, no SARS have been granted and the Plans had 2.9 million common shares available for future grants.
Compensation cost related to the Plans, based on the grant-date fair value, is included as a component of compensation and benefits reflected in non-interest expense, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures. The costs of an award to retirement eligible employees is recognized immediately, however, the award is subject to a one year minimum hold before vesting. Stock-based compensation expense recognized in the accompanying Consolidated Statements of Income was $9.0 million, $6.0 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, consisting of (1) stock options expense of $2.4 million, $0.8 million, and $1.4 million, respectively, and (2) restricted stock expense of $6.6 million, $5.2 million and $5.3 million, respectively. The total income tax benefit recognized in the accompanying Consolidated Statements of Income for stock-based compensation arrangements was $2.8 million, $2.1 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2012	2011	2010
Weighted-average assumptions:
Expected term	6.6 years	6.5 years	6.2 years
Expected dividend yield	1.00%	1.00%	1.00%
Expected forfeiture rate	9.00%	9.00%	5.00%
Expected volatility	61.03%	57.41%	56.44%
Risk-free interest rate	1.30%	2.68%	2.98%
Fair value of option at grant date	$11.71	$12.74	$6.87
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
As of December 31, 2012, there was $2.2 million of unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $777.1 thousand, $102.4 thousand and $85.4 thousand, respectively.
The following table provides a summary of stock option activity, under the plans, for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of year	2,513,327	$30.03
Options granted	398,616	23.81
Options exercised	77,539	12.85
Options forfeited or expired	357,759	34.02
Options outstanding, at end of year	2,476,645	$28.99
Options exercisable, at end of year	2,068,845	$30.15
Options expected to vest, at end of year	372,758	$23.12
At December 31, 2012, total options outstanding included 2,264,743 non-qualified and 211,902 incentive stock options.

The following table summarizes information about options outstanding and options exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 5.01 —$20.00	767,488	6.2	$10.94	744,210	6.1	$10.88
20.01 — 30.00	532,352	8.1	23.79	147,830	6.8	23.80
30.01 — 35.00	302,387	4.6	32.22	302,387	4.6	32.22
35.01 — 40.00	36,625	0.3	37.42	36,625	0.3	37.42
40.01 — 50.00	837,793	2.4	47.31	837,793	2.4	47.31
	2,476,645	5.0	$28.99	2,068,845	4.3	$30.15
The weighted-average remaining contractual term for options expected to vest at December 31, 2012 was 5.0 years. At December 31, 2012, the aggregate intrinsic value of options outstanding, options exercisable and options expected to vest was $7.4 million, $7.9 million and $6.4 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster’s closing stock price on the last trading day of 2012 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.
Restricted Stock
Under the Plans, the fair value of the restricted stock awards to management and directors is based on the market price of Webster’s stock on the grant-date and is amortized to compensation expense over the applicable service vesting period ranging from one to five years. The Plans limit the number of time-based restricted stock shares that may be granted to an eligible individual in a calendar year to 100,000 shares. During the years ended December 31, 2012, 2011, and 2010, respectively, there were 115,056, 153,527, and 7,953 shares of time-based restricted stock granted to senior management.
The Plans also provide for performance-based restricted stock awards. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant. There were no performance-based restricted stock awards granted for the years ended December 31, 2011 and 2010. On February 22, 2012, the Company granted 149,479 performance shares of which 50% vest after three years in a a range from zero to 200% of the target number of shares under the grant dependent upon Webster's ranking for total shareholder return versus a KBW Regional Banking Index (KRX) and the remaining 50% vest dependent upon Webster's return on equity over the three year vesting period. The KRX blend of companies has been utilized since 2009 because it represents the mix of size and type of financial institutions that best compare with Webster. Webster records compensation expense over the vesting period based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for 50% of the performance shares. Webster records the remaining 50% of performance shares expense over the vesting period based on fair value calculated on the date of grant adjusted for management's assessment for meeting the ROE performance condition.
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
A Director Retainer Fees Plan had provided non-employee directors with restricted stock for a portion of their annual retainer for services rendered as directors. On April 26, 2011, the Director Retainer Fees Plan expired. Therefore, from that date forward this type of grant made to non-employee directors comes from the 1992 Stock Option Plan. For the years ended December 31, 2012 and 2011 there were 25,065 and 25,137 shares granted to Directors, respectively, with a vesting schedule of 3 years from the 1992 Stock Option Plan. For the year ended December 31, 2010, there were 18,036 shares, granted to non-employee directors with a vesting schedule of one year from the since expired Director Retainer Fees Plan.

As of December 31, 2012, there was $8.7 million of unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011, and 2010 was $24.63, $22.29, and $19.47, respectively. The weighted average fair value of restricted stock awards vested during the years ended December 31, 2012, 2011, and 2010 was $9.1 million, $4.8 million, and $4.9 million, respectively.

The following tables summarize restricted stock activity, under the plans, for the year ended December 31, 2012:

	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted stock, at beginning of period	384,385	$20.20	—	$—
Granted	203,990	22.37	149,479	25.44
Vested (1)	266,807	19.68	43,996	25.44
Forfeited/Modified	72,274	21.42	11,075	25.44
Restricted stock, at end of period	249,294	$22.12	94,407	$25.44
(1) Shares vested for purposes of recording compensation expense. Shares legally vest after a period of 1-5 years.
During 2012, certain restricted shares were converted into restricted units. A total of 164,260 restricted shares were converted into 112,764 restricted units that were previously vested and 51,496 restricted units that will vest in future periods. There was no additional compensation expense recognized as a result of the modification.

	Year ended December 31, 2012
	Time-Based
	Number of Units	Weighted Average Grant Date Fair Value
Restricted units, at beginning of period	—	$—
Modified	51,496	21.11
Vested	17,754	19.19
Restricted units, at end of period	33,742	$22.12

Long-Term Cash Awards
In 2009 and 2008, Webster granted 357,043 and 265,544 long-term cash incentive awards, respectively to certain vice presidents and senior vice presidents of the Company. The value of these cash awards is converted to “phantom shares” by dividing the award value by the average price of Webster common stock for the 10 day period prior to the grant date. The “phantom shares” have a vesting period ranging from 3 to 5 years. Webster calculates the initial cost of the respective awards using the respective stock price on the grant date of those awards. This cost is then amortized and ratably recognized over the respective vesting period. Periodically, but at least on a reporting period basis, the unvested amount is marked to market using the current stock price. The value is subject to a floor of the initial grant price and a ceiling equal to twice the grant price. An adjustment is recorded to the liability and as an expense increase or reduction. For the years ended December 31, 2012, 2011 and 2010, no awards were granted. Compensation expense included $1.2 million, $3.0 million and $4.1 million related to these awards for the years ended December 31, 2012, 2011 and 2010, respectively. Long-term cash awards of $27 thousand and $4.4 million were included in other liabilities at December 31, 2012 and 2011, respectively.

NOTE 21: Business Segments
Webster’s operations are divided into four business segments that represent its core businesses - Commercial Banking, Retail Banking, Consumer Finance and Other. Other includes the operating segments, HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the Chief Executive Officer for each of the core businesses, the products and services provided and the type of customer served, and reflect how financial information is currently evaluated by management. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the results of discontinued operations and the amounts required to reconcile profitability metrics to GAAP reported amounts.
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, are shown as other reconciling. For the years ended December 31, 2012, 2011 and 2010, 83.7%, 108.8% and 89.9% of the provision expense is specifically attributable to business segments and reported accordingly.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.
The following tables present the results for Webster’s business segments for the years ended December 31, 2012, 2011 and 2010 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Year ended December 31, 2012
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$188,666	$235,519	$106,902	$33,308	$564,395	$14,513	$578,908
(Benefit) provision for loan and lease losses	(7,498)	3,796	22,371	(680)	17,989	3,511	21,500
Net interest income after provision for loan and lease losses	196,164	231,723	84,531	33,988	546,406	11,002	557,408
Non-interest income	29,324	90,793	26,185	28,680	174,982	17,776	192,758
Non-interest expense	98,721	266,441	74,648	44,649	484,459	17,345	501,804
Income from continuing operations before income taxes	126,767	56,075	36,068	18,019	236,929	11,433	248,362
Income tax expense	38,110	16,858	10,843	5,417	71,228	3,437	74,665
Net income attributable to Webster Financial Corporation	$88,657	$39,217	$25,225	$12,602	$165,701	$7,996	$173,697

	Year ended December 31, 2011
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$168,560	$233,441	$107,271	$25,437	$534,709	$29,059	$563,768
(Benefit) provision for loan and lease losses	(21,213)	14,189	31,104	398	24,478	(1,978)	22,500
Net interest income after provision for loan and lease losses	189,773	219,252	76,167	25,039	510,231	31,037	541,268
Non-interest income	25,869	98,763	9,449	24,199	158,280	18,762	177,042
Non-interest expense	105,356	277,832	78,821	40,387	502,396	8,580	510,976
Income from continuing operations before income taxes	110,286	40,183	6,795	8,851	166,115	41,219	207,334
Income tax expense	30,826	11,231	1,899	2,474	46,430	11,521	57,951
Income from continuing operations	79,460	28,952	4,896	6,377	119,685	29,698	149,383
Income from discontinued operations	—	—	—	—	—	1,995	1,995
Income before noncontrolling interests	79,460	28,952	4,896	6,377	119,685	31,693	151,378
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)	—	(1)
Net income attributable to Webster Financial Corporation	$79,460	$28,952	$4,897	$6,377	$119,686	$31,693	$151,379

	Year ended December 31, 2010
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$147,162	$211,818	$101,958	$18,545	$479,483	$57,788	$537,271
(Benefit) provision for loan and lease losses	25,618	10,463	68,214	(902)	103,393	11,607	115,000
Net interest income after provision for loan and lease losses	121,544	201,355	33,744	19,447	376,090	46,181	422,271
Non-interest income	24,174	107,761	11,218	20,862	164,015	37,210	201,225
Non-interest expense	100,253	292,845	71,332	37,446	501,876	37,098	538,974
Income (loss) from continuing operations before income taxes	45,465	16,271	(26,370)	2,863	38,229	46,293	84,522
Income tax expense (benefit)	6,647	2,379	(3,856)	419	5,589	6,769	12,358
Income (loss) from continuing operations	38,818	13,892	(22,514)	2,444	32,640	39,524	72,164
Income from discontinued operations	—	—	—	—	—	94	94
Income (loss) before noncontrolling interests	38,818	13,892	(22,514)	2,444	32,640	39,618	72,258
Less: Net income attributable to noncontrolling interests	—	—	3	—	3	—	3
Net income (loss) attributable to Webster Financial Corporation	$38,818	$13,892	$(22,517)	$2,444	$32,637	$39,618	$72,255

	Total Assets
(In thousands)	Commercial Banking	Retail Banking	Consumer Finance	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At December 31, 2012	$5,113,898	$1,651,397	$6,056,762	$282,414	$13,104,471	$7,042,294	$20,146,765
At December 31, 2011	$4,359,403	$1,546,455	$5,869,025	$245,554	$12,020,437	$6,693,903	$18,714,340
At December 31, 2010	$4,118,178	$1,516,193	$5,911,798	$203,707	$11,749,876	$6,284,005	$18,033,881

NOTE 22: Commitments and Contingencies
Lease Commitments. At December 31, 2012, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $20.0 million, $20.4 million and $20.7 million for the years ended December 31, 2012, 2011 and 2010 , respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income. Webster receives rental income under various non-cancellable operating leases for properties owned. Rental income was $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rental income from sub-leases is recorded as a component of non-interest expense in the accompanying Consolidated Statements of Income. All other rental income is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income.
The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2012:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2013	$19,240	$794
2014	17,911	553
2015	16,827	409
2016	16,201	308
2017	14,480	102
Thereafter	69,165	38
Total	$153,824	$2,204

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss is represented by the contractual amount of these commitments as it is for on-balance sheet instruments.
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At December 31, 2012	At December 31, 2011
Unused commitments to extend credit	$3,801,013	$3,708,817
Standby letters of credit	139,789	159,930
Commercial letters of credit	6,535	3,087
Total financial instruments with off-balance sheet risk	$3,947,337	$3,871,834
Unused commitments to extend credit - The Company makes commitments under various terms to lend funds to customers. These commitments include revolving credit arrangements, term loan commitments and short-term borrowing agreements. Many of these loans have fixed expiration dates or other termination clauses where a fee may be required. Since commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit - Standby letters of credit are also issued to customers, which commit the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments the Company could be required to make and represents the Company's maximum credit risk.
Commercial letters of credit - Commercial letters of credit are issued to facilitate domestic or foreign trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.

The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	December 31,
(In thousands)	2012	2011	2010
Beginning balance	$5,449	$9,378	$10,105
Provision	723	209	311
Reserve release	(510)	(4,138)	(1,038)
Ending balance	$5,662	$5,449	$9,378
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
The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	December 31,
(In thousands)	2012	2011	2010
Beginning balance	$2,269	$3,658	$1,595
Provision	1,621	3,475	5,725
Loss on repurchased loans and settlements	(1,273)	(4,864)	(3,662)
Ending balance	$2,617	$2,269	$3,658
The provision recorded at the time of loan sale is netted from mortgage banking activities and is included as a component of non-interest income, while any incremental provision, post loan sale, is recorded in other non-interest expense, in the accompanying Consolidated Statements of Income.
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of December 31, 2012 any reasonably possible losses in addition to amounts accrued are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

NOTE 23: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	At December 31,
(In thousands)	2012	2011
Assets:
Cash and due from banks	$10,091	$15,403
Interest-bearing deposits	220,110	196,029
Securities available for sale, at fair value	16,734	9,447
Investment in subsidiaries	2,057,350	1,976,900
Due to subsidiaries	(22)	(32)
Investments in private equity funds	11,623	12,843
Other assets	11,971	13,043
Total assets	$2,327,857	$2,223,633
Liabilities and shareholders’ equity:
Senior notes	$154,170	$157,296
Junior subordinated debt	77,320	213,146
Accrued interest payable	1,728	2,183
Other liabilities	1,109	5,234
Total liabilities	234,327	377,859
Shareholders’ equity	2,093,530	1,845,774
Total liabilities and shareholders’ equity	$2,327,857	$2,223,633

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2012	2011	2010
Operating Income:
Interest on securities and interest-bearing deposits	$634	$562	$1,434
Interest on loan	—	810	1,087
Provision for loan losses	—	136	(136)
Loss on write-down of securities to fair value	—	—	(66)
Net (loss) gain on trading securities	—	(1,799)	12,045
Net gain on sale of investment securities	409	374	—
Private equities (loss) income	(720)	1,605	2,079
Other non-interest income	157	149	5,206
Total operating income	480	1,837	21,649
Operating Expense:
Interest expense on borrowings	13,186	18,651	19,447
Loss on swap termination	—	16,223	—
Compensation and benefits	10,245	9,121	11,174
Other non-interest expense	5,746	5,766	6,059
Total operating expense	29,177	49,761	36,680
Loss before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	(28,697)	(47,924)	(15,031)
Income tax benefit	10,107	18,481	8,061
Loss before equity in undistributed earnings of subsidiaries and associated companies	(18,590)	(29,443)	(6,970)
Equity in undistributed earnings of subsidiaries and associated companies	192,287	178,827	79,131
Income from continuing operations	173,697	149,384	72,161
Income from discontinued operations, net of tax	—	1,995	94
Net income	$173,697	$151,379	$72,255

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2012	2011	2010
Operating activities:
Net income attributable to Webster Financial Corporation	$173,697	$151,379	$72,255
Income from discontinued operations, net of tax	—	1,995	94
Income from continuing operations	173,697	149,384	72,161
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(192,287)	(178,827)	(79,131)
Excess tax benefits from stock-based compensation	(812)	(392)	(92)
Other, net	2,345	27,325	(30,163)
Net cash used for operating activities	(17,057)	(2,510)	(37,225)
Investing activities:
(Increase) decrease in interest-bearing deposits	(24,081)	(120,133)	400,688
Purchases of available for sale securities	(8,272)	(3,714)	(500)
Proceeds from maturities and principal payments of available for sale securities	775	575	—
Proceeds from sale of available for sale securities	1,073	2,353	750
Net decrease in loan	—	13,000	—
Dividend from subsidiary	140,000	170,000	—
Capital contribution to subsidiary	—	—	(100,000)
Net cash provided by investing activities	109,495	62,081	300,938
Financing activities:
Repayment of long-term debt	(136,070)	(22,689)	—
Preferred stock issued	122,710	—	—
Redemption of preferred stock	—	—	(400,000)
Cash dividends paid to common shareholders	(30,667)	(13,978)	(3,133)
Cash dividends paid to preferred shareholders	(2,460)	(2,460)	(17,223)
Exercise of stock options	996	213	378
Excess tax benefits from stock-based compensation	812	392	92
Warburg investment	—	—	36,440
Common stock issued	560	689	118,359
Common stock repurchased	(53,243)	(1,670)	(1,654)
Common stock warrants repurchased	(388)	(16,285)	—
Net cash used for financing activities	(97,750)	(55,788)	(266,741)
Discontinued Operations:
Operating activities	—	1,995	94
Net cash provided by discontinued operations	—	1,995	94
(Decrease) increase in cash and due from banks	(5,312)	5,778	(2,934)
Cash and due from banks at beginning of year	15,403	9,625	12,559
Cash and due from banks at end of year	$10,091	$15,403	$9,625

NOTE 24: Selected Quarterly Consolidated Financial Information (Unaudited)

	2012
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$174,107	$174,633	$172,216	$172,546
Interest expense	30,739	30,255	27,326	26,274
Net interest income	143,368	144,378	144,890	146,272
Provision for loan and lease losses	4,000	5,000	5,000	7,500
Net gain on sale of investment securities	—	2,537	810	—
Other non-interest income	43,986	44,816	47,669	52,940
Non-interest expense	127,813	127,179	123,887	122,925
Income before income tax expense	55,541	59,552	64,482	68,787
Income tax expense	16,603	18,312	19,489	20,261
Net income	38,938	41,240	44,993	48,526
Preferred stock dividends	(615)	(615)	(615)	(615)
Net income available to common shareholders	$38,323	$40,625	$44,378	$47,911
Net income per common share:
Basic - Net income available to common shareholders	$0.44	$0.46	$0.51	$0.55
Diluted - Net income available to common shareholders	$0.42	$0.44	$0.48	$0.52

	2011
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$176,209	$176,099	$174,562	$172,853
Interest expense	36,048	35,186	32,877	31,844
Net interest income	140,161	140,913	141,685	141,009
Provision for loan and lease losses	10,000	5,000	5,000	2,500
Net gain on sale of investment securities	2,176	1,647	—	—
Net loss on trading securities	(1,799)	—	—	—
Other non-interest income	43,539	44,542	44,691	42,246
Litigation	292	194	(254)	(9,755)
Other non-interest expense	128,833	131,867	123,472	136,327
Income from continuing operations before income tax expense	44,952	50,041	58,158	54,183
Income tax expense	12,368	15,857	15,927	13,799
Income from continuing operations	32,584	34,184	42,231	40,384
Income from discontinued operations, net of tax	1,995	—	—	—
Net income	34,579	34,184	42,231	40,384
Less: Net loss attributable to noncontrolling interests	(1)	—	—	—
Net income attributable to Webster Financial Corporation	34,580	34,184	42,231	40,384
Preferred stock dividends	(831)	(831)	(831)	(793)
Net income available to common shareholders	$33,749	$33,353	$41,400	$39,591
Net income per common share:
Basic:
Income from continuing operations	$0.36	$0.38	$0.48	$0.45
Income from discontinued operations, net of tax	0.02	—	—	—
Net income available to common shareholders	$0.38	$0.38	$0.48	$0.45
Diluted:
Income from continuing operations	$0.34	$0.36	$0.45	$0.43
Income from discontinued operations, net of tax	0.02	—	—	—
Net income available to common shareholders	$0.36	$0.36	$0.45	$0.43

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
Internal Control Over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2012.
Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2012. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.
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
Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2012.
The independent registered public accounting firm of Ernst & Young LLP, as auditor of Webster’s financial statements, has issued an attestation report on Webster’s internal control over financial reporting as of December 31, 2012.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:
We have audited Webster Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Webster Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Webster Financial Corporation and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 28, 2013

ITEM 9B. OTHER INFORMATION
The annual meeting of shareholders will be held on Thursday, April 25, 2013 at the Courtyard by Marriott, 63 Grand Street, Waterbury, Connecticut 06702.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information for Webster’s executive officers, each of whom is appointed to serve for a one-year period.

Name	Age at December 31, 2012	Positions Held
James C. Smith	63	Chairman, Chief Executive Officer and Director
Gerald P. Plush	54	President, Chief Operating Officer and Director of Webster Bank
Glenn I. MacInnes	51	Executive Vice President and Chief Financial Officer
Daniel H. Bley	44	Executive Vice President and Chief Risk Officer
Jennifer Buchholz	44	Executive Vice President and Chief Human Resources Officer
Michelle M. Crecca	43	Executive Vice President and Chief Marketing Officer
Daniel M. FitzPatrick	54	Executive Vice President, Private Banking
Nitin J. Mhatre	42	Executive Vice President, Consumer Finance
Joseph J. Savage	60	Executive Vice President, Commercial Banking
Harriet Munrett Wolfe	59	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	50	Senior Vice President and Chief Accounting Officer

Information concerning the principal occupation of these executive officers of Webster Financial Corporation and Webster Bank during at least the last five years is set forth below.
James C. Smith is Chairman and Chief Executive Officer and a director of Webster and Webster Bank, having been appointed Chief Executive Officer in 1987 and Chairman in 1995. Mr. Smith joined Webster Bank in 1975. He was appointed President, Chief Operating Officer and a director of Webster Bank in 1982 and of Webster at its inception in 1986. Mr. Smith served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith is a member of the board of directors of the Financial Services Roundtable based in Washington D.C. He is also co-chairman of the American Bankers Council (American Bankers Association Mid-Cap Banks) and is actively engaged in the Midsize Banks Coalition of America. He served on the executive committee of the Connecticut Bankers Association until year end 2012.  He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and served as a member of the board of directors of the Federal Reserve Bank of Boston for a three year term ending in December 2010. He is a past member of the board of directors of the American Bankers Association and of the Federal Home Loan Bank of Boston. He is a director of Saint Mary's Health System and the Palace Theater, both of Waterbury, Connecticut, and was a director of MacDermid, Incorporated (NYSE: MRD) until its acquisition in June 2007.
Gerald P. Plush is President and Chief Operating Officer of Webster and Webster Bank and a director of Webster Bank. Mr. Plush joined Webster in July 2006 as Executive Vice President and Chief Financial Officer and was promoted to Senior Executive Vice President in July 2007. He was appointed Chief Risk Officer in July 2008 and served in this role until August 2010.  Mr. Plush was promoted to Vice Chairman and Chief Operating Officer on January 5, 2011, and to President and elected to the board of directors of Webster Bank on December 15, 2011. Prior to joining Webster, Mr. Plush was employed at MBNA America in Wilmington, Delaware, from 1995 to 2006 in a number of senior executive positions. Mr. Plush serves as chairman of the board of directors of Junior Achievement of Southwest New England, Inc, on the board of trustees of the Connecticut Public Broadcasting Network, and on the executive committee of the Connecticut Bankers Association.
Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011.  Prior to that, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB.  Mr. MacInnes serves on the International Festival of Arts & Ideas Board.

Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster and Webster Bank. Mr. Bley joined Webster in August 2010. Prior to joining Webster, Mr. Bley was employed at ABN Amro and Royal Bank of Scotland (“RBS”) from 1990 to 2010. At Royal Bank of Scotland, Mr. Bley served as a managing director of the Financial Institutions Credit Group. Prior to this position, he was Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management at ABN Amro. Mr. Bley serves on the board of directors of Junior Achievement of Western Connecticut.
Jennifer Buchholz is Executive Vice President and Chief Human Resources Officer of Webster and Webster Bank.  Ms. Buchholz joined Webster in October, 2012.  Prior to that, Ms. Buchholz was employed as a human resources consultant for a variety of companies. In 2007, she was employed by CB Richard Ellis in Los Angeles as SVP, Human Resources. From 1996 - 2007 Ms. Buchholz worked at General Electric Company where she held a series of increasingly responsible positions and she obtained the professional certification in Six Sigma Black Belt philosophies and principles.
Michelle M. Crecca is Executive Vice President and Chief Marketing Officer of Webster and Webster Bank. Ms. Crecca joined Webster and Webster Bank as Executive Vice President, Consumer Lending in September of 2006 and was appointed Executive Vice President and Chief Marketing Officer in June of 2008. Prior to joining Webster and Webster Bank, she was employed at Citigroup in Stamford, Connecticut in various capacities from 1999-2006. In her most recent positions, she was Managing Director, Retail Business and Vice President, Smith Barney Cross-Sell Program for Citi Home Equity, and Director of eCommerce for The Student Loan Corporation. Prior to that, she was employed at Chase Manhattan and Bankers Trust.  Ms. Crecca serves on the board of directors of the American Heart Association of Fairfield County, Connecticut.
Daniel M. FitzPatrick is Executive Vice President, Private Banking of Webster and Webster Bank.  Mr. FitzPatrick joined Webster in October, 2012.  Prior to joining Webster, he was Regional Managing Director for the BNY Mellon Wealth Management business in Fairfield and Westchester counties.  Prior to that Mr. FitzPatrick held the position of Managing Director, Goldman Sachs and CEO at The Goldman Sachs Trust Company, N.A., Managing Director at Citigroup and CEO of its Citi Trust division; and Managing Director of Samoset Capital Group LLC and Managing Director and CEO of Samoset Financial Services LLC, and was a Managing Director at J.P. Morgan.  Prior to that, he practiced law as an attorney at Davis Polk & Wardwell.  Mr. FitzPatrick serves as a Board Member for Greenwich Emergency Medical Services, Inc. and is a member of the Board of Governors for The Preston Mountain Club, Inc.
Nitin J. Mhatre is Executive Vice President, Consumer Finance of Webster and Webster Bank. Mr. Mhatre joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. Prior to joining Webster and Webster Bank, Mr. Mhatre was employed at Citigroup in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Prior to that, he was Director, Cards Cross-Sell and Portfolio Management for CitiMortgage based in St. Louis, Missouri, Marketing Director for Citibank Guam, Product management head for Mass affluent & Diners Club Cards for Citibank, India based in Chennai, India and Cards Sales Manager for Citibank India based in Mumbai, India.
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
Harriet Munrett Wolfe is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. Ms. Wolfe joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to joining Webster and Webster Bank, she was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., in Hartford, Connecticut. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation's Audit Committee and Real Estate Committee.
Gregory S. Madar is Senior Vice President and Chief Accounting Officer of Webster and Webster Bank. He was promoted to this position in February 2011 and previously served as Senior Vice President and Controller of Webster and Webster Bank since February 2002, and has been employed by Webster since January 3, 1995. Mr. Madar is a Certified Public Accountant and previously worked for KPMG LLP.
Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. It has also adopted Corporate Governance Guidelines (“Guidelines”) and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive and Risk Committees of the Board of Directors. The Guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on Webster's website (www.websterbank.com).

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster's Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2012, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 20 – Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	3,197,671	$27.64	2,895,314
Plans not approved by shareholders	—	—	—
Total	3,197,671	$27.64	2,895,314
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

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Gregory S. Madar	Senior Vice President – Chief Accounting Officer
Gregory S. Madar	(Principal Accounting Officer)

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ David A. Coulter	Director
David A. Coulter

/s/ John J. Crawford	Director
John J. Crawford

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3	Certificate of Incorporation and Bylaws.
3.1
Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 2, 2012 and incorporated herein by reference).

3.2
Certificate of Designations establishing the rights of the Company's 8.50% Series A Non Cumulative Perpetual Convertible Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2008 and incorporated herein by reference).

3.3
Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

3.4
Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company's Current Report on Form 8- K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5
Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company's Current Report on Form 8- K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.6
Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed with the SEC on December 4, 2012 and incorporated herein by reference).

3.7	Bylaws, as amended effective October 22, 2012 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2012 and incorporated herein by reference).
4	Instruments Defining the Rights of Security Holders.
4.1
Specimen common stock certificate (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and incorporated herein by reference).

4.2
Specimen stock certificate for the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).

4.3
Form of specimen stock certificate for the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2012 and incorporated herein by reference).

4.4
Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

4.5
Senior Indenture, dated as of April 12, 2004, between the Company and The Bank of New York, as trustee, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.6
Supplemental Indenture, dated as of April 12, 2004, between the Company and The Bank of New York, as trustee, relating to the Company's 5.125% Senior Notes due April 15, 2014 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

4.7	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).
4.8
A Warrant, Series 1 to purchase shares of the Company's common stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

Exhibit No.	Exhibit Description
4.9
A Warrant, Series 2 to purchase shares of the Company's Series C Perpetual Participating Preferred Stock (filed as exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2009 and incorporated herein by reference).

4.10
Deposit Agreement, dated as of December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts described therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2012 and incorporated herein by reference).

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

10.3
Mechanics Savings Bank 1996 Director Stock Option Plan (filed as Exhibit 10.2 of MECH Financial, Inc.'s Annual Report on Form 10-K filed with the SEC on March 30, 1998 and incorporated herein by reference).

10.4
Amendment No. 1 to Mechanics Savings Bank 1996 Director Stock Option Plan (filed asExhibit 4.2 (b) of MECH Financial, Inc.'s Registration Statement on Form S- 8 as filed with the SEC on April 2, 1998 and incorporated herein by reference).

10.6
Amended and Restated 1992 Stock Option Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 2, 2012 and incorporated herein by reference).

10.7
Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

10.8
Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.9
Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Company's definitive proxy materials for the Company's 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.10	Employee Stock Purchase Plan (filed as Appendix A to Webster's Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).
10.11
Form of Change of Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and James C. Smith, Gerald P. Plush and Joseph J. Savage (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.12
Change of Control Agreement, dated as of February 22, 2011, by and between Webster Financial Corporation and Anne M. Slattery (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference).

10.13
Form of Change of Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe.

10.14
Form of Change of Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

Exhibit No.	Exhibit Description
10.15
Form of Non-Competition Agreement, effective as of December 31, 2012, between Webster Financial Corporation and each of James C. Smith, Gerald P. Plush, Glenn I. MacInnes and Joseph J. Savage (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.16
Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.17	Description of Arrangement for Directors Fees.
10.18
Investment Agreement, dated as of July 27, 2009 by and between Webster Financial Corporation and Warburg Pincus Private Equity X, L.P., (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

10.19
Separation Agreement and General Release, dated as of April 6, 2012, by and among the Company, Webster Bank, National Association, and Jeffrey N. Brown (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 10, 2012 and incorporated herein by reference).

10.20
Amendment to Separation Agreement and General Release, dated as of July 27, 2012, by and among the Company, Webster Bank, National Association, and Jeffrey N. Brown (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 27, 2012 and incorporated herein by reference).

10.21	Confidential Separation Agreement and Release, dated as of November 30, 2012, by and among the Company, Webster Bank, National Association, and Anne M. Slattery.
10.22
Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe.

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
101
The following materials from the Webster Financial Corporation, Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes, detail tagged.

Note:	Exhibit numbers 10.1 – 10.15, 10.17, and 10.19 through 10.22 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.