Form 10-Q
period 2013-03-31
WEBSTER FINANCIAL CORP
filed 2013-05-06
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
or
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

(203) 578-2202
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2013 was 90,256,724.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$118,657	$252,283
Interest-bearing deposits	51,352	98,205
Securities available for sale, at fair value	3,318,238	3,136,160
Securities held-to-maturity (fair value of $3,242,051 and $3,264,718)	3,111,169	3,107,529
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	158,878	155,630
Loans held for sale	96,706	107,633
Loans and leases	12,002,032	12,028,696
Allowance for loan and lease losses	(167,840)	(177,129)
Loans and leases, net	11,834,192	11,851,567
Deferred tax asset, net	55,656	68,681
Premises and equipment, net	127,609	134,562
Goodwill	529,887	529,887
Other intangible assets, net	9,028	10,270
Cash surrender value of life insurance policies	420,562	418,293
Prepaid FDIC premiums	16,644	16,323
Accrued interest receivable and other assets	261,960	259,742
Total assets	$20,110,538	$20,146,765
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$2,849,355	$2,881,131
Interest-bearing	11,774,527	11,649,704
Total deposits	14,623,882	14,530,835
Securities sold under agreements to repurchase and other short-term borrowings	1,033,767	1,076,160
Federal Home Loan Bank advances	1,902,563	1,827,612
Long-term debt	230,709	334,276
Accrued expenses and other liabilities	191,486	284,352
Total liabilities	17,982,407	18,053,235
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,344,507 and 90,735,596 shares	933	907
Paid-in capital	1,125,095	1,145,620
Retained earnings	993,889	1,000,427
Less: Treasury stock, at cost (3,748,479 and 5,772,006 shares)	(112,524)	(172,807)
Accumulated other comprehensive loss	(30,911)	(32,266)
Total shareholders' equity	2,128,131	2,093,530
Total liabilities and shareholders' equity	$20,110,538	$20,146,765
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2013	2012
Interest Income:
Interest and fees on loans and leases	$121,061	$120,741
Taxable interest and dividends on securities	42,257	45,888
Non-taxable interest on securities	6,128	6,980
Loans held for sale	637	498
Total interest income	170,083	174,107
Interest Expense:
Deposits	12,850	16,056
Securities sold under agreements to repurchase and other short-term borrowings	5,055	4,434
Federal Home Loan Bank advances	4,539	4,564
Long-term debt	1,843	5,685
Total interest expense	24,287	30,739
Net interest income	145,796	143,368
Provision for loan and lease losses	7,500	4,000
Net interest income after provision for loan and lease losses	138,296	139,368
Non-interest Income:
Deposit service fees	23,994	23,363
Loan related fees	4,585	4,869
Wealth and investment services	7,766	7,221
Mortgage banking activities	7,031	4,383
Increase in cash surrender value of life insurance policies	3,384	2,517
Net gain on sale of investment securities	106	—
Other income	1,412	1,633
Total non-interest income	48,278	43,986
Non-interest Expense:
Compensation and benefits	66,050	68,619
Occupancy	12,879	12,882
Technology and equipment	15,353	15,582
Intangible assets amortization	1,242	1,397
Marketing	4,811	4,100
Professional and outside services	2,150	2,692
Deposit insurance	5,174	5,709
Other expense	17,876	16,832
Total non-interest expense	125,535	127,813
Income before income tax expense	61,039	55,541
Income tax expense	18,922	16,603
Net income	42,117	38,938
Preferred stock dividends	(2,886)	(615)
Net income available to common shareholders	$39,231	$38,323

Net income per common share:

Basic	$0.46	$0.44

Diluted	0.44	0.42
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
Net income	$42,117	$38,938
Other comprehensive income, net of tax	1,355	13,759
Comprehensive income	$43,472	$52,697
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2013
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	42,117	—	—	42,117
Other comprehensive income, net of tax	—	—	—	—	—	1,355	1,355
Dividends paid on common stock of $0.10 per share	—	—	—	(8,504)	—	—	(8,504)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends paid on Series E preferred stock $448.89 per share	—	—	—	(2,271)	—	—	(2,271)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(92)	—	(92)
Stock-based compensation, net of tax effects	—	—	829	(1,010)	2,678	—	2,497
Issuance of common stock	—	26	(21,324)	(36,255)	57,697	—	144
Balance at March 31, 2013	$151,649	$933	$1,125,095	$993,889	$(112,524)	$(30,911)	$2,128,131

	Three months ended March 31, 2012
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$1,845,774
Net income	—	—	—	38,938	—	—	38,938
Other comprehensive income, net of tax	—	—	—	—	—	13,759	13,759
Dividends paid on common stock of $0.05 per share	—	—	—	(4,377)	—	—	(4,377)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Exercise of stock options	—	—	(526)	—	790	—	264
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,643)	—	(1,643)
Stock-based compensation, net of tax effects	—	—	1,222	(1,342)	2,863	—	2,743
Issuance of common stock	—	—	99	—	—	—	99
Balance at March 31, 2012	$28,939	$907	$1,146,141	$898,031	$(132,631)	$(46,445)	$1,894,942
 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
Operating Activities:
Net income	$42,117	$38,938
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	7,500	4,000
Deferred tax expense	12,256	17,310
Depreciation and amortization	26,827	25,646
Stock-based compensation	2,526	1,735
Excess tax benefits from stock-based compensation	(20)	(1,022)
Gain on sale and write-down of foreclosed and repossessed assets	(284)	(784)
Write-down of premises and equipment	9	—
Loss on sale of premises and equipment	74	104
Loss on fair value adjustment of private equities	264	760
Gain on fair value adjustment of derivative instruments	(52)	(156)
Net gain on the sale of investment securities	(106)	—
Increase in cash surrender value of life insurance policies	(3,384)	(2,517)
Gain from life insurance policies	(653)	—
Gain on sale of loans held for sale	(7,031)	(4,383)
Loans originated for sale, net of proceeds from loans sold	17,710	2,159
Net decrease (increase) in accrued interest receivable and other assets	678	(11,381)
Net decrease in accrued expenses and other liabilities	(32,628)	(35,598)
Net cash provided by operating activities	65,803	34,811
Investing Activities:
Net decrease in interest-bearing deposits	46,853	18,141
Purchases of available for sale securities	(482,860)	(436,757)
Proceeds from maturities and principal payments of available for sale securities	216,013	174,454
Proceeds from sales of available for sale securities	11,771	—
Purchases of held-to-maturity securities	(215,783)	(280,945)
Proceeds from maturities and principal payments of held-to-maturity securities	207,321	171,539
Net (purchase) sale of Federal Home Loan Bank and Federal Reserve Board stock	(3,248)	1,279
Net decrease (increase) in loans	6,836	(117,970)
Proceeds from life insurance policies	1,768	—
Proceeds from the sale of foreclosed properties and repossessed assets	1,748	2,307
Proceeds from the sale of premises and equipment	226	516
Purchases of premises and equipment	(1,758)	(2,477)
Net cash used for investing activities	(211,113)	(469,913)
Financing Activities:
Net increase in deposits	93,047	288,472
Proceeds from Federal Home Loan Bank advances	900,000	800,000
Repayments of Federal Home Loan Bank advances	(825,043)	(700,032)
Net (decrease) increase in securities sold under agreements to repurchase and other short-term borrowings	(42,393)	103,883
Repayment of long-term debt	(102,579)	(74,901)
Cash dividends paid to common shareholders	(8,504)	(4,377)
Cash dividends paid to preferred shareholders	(2,886)	(615)
Exercise of stock options	—	264
Excess tax benefits from stock-based compensation	20	1,022
Issuance of common stock	144	99
Common stock repurchased	(92)	(1,643)
Common stock warrants repurchased	(30)	—
Net cash provided by financing activities	11,684	412,172

Net decrease in cash and due from banks	(133,626)	(22,930)
Cash and due from banks at beginning of period	252,283	195,957
Cash and due from banks at end of period	$118,657	$173,027

Supplemental disclosure of cash flow information:
Interest paid	$23,828	$32,023
Income taxes paid	6,929	3,814
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$2,627	$2,508
Transfer of loans from portfolio to loans-held-for-sale	248	—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At March 31, 2013, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
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
The Company owns the common stock of trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and therefore are not consolidated. The trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trusts are included in other assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income. See Note 9 - Long-Term Debt.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.
Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value measurements of financial instruments and valuation of investments for other-than-temporary impairment (“OTTI”), the valuation of goodwill, the deferred tax asset valuation allowance and pension and other postretirement benefits, as well as the status of contingencies are particularly subject to change.
Cash Equivalents and Cash Flows. For the purposes of the Condensed Consolidated Statements of Cash Flows, cash equivalents include cash on hand and due from banks, interest-bearing deposits in the Federal Reserve Bank or other short-term money market investments. Webster classifies financial instruments with maturities of one year or less at the date of purchase as interest-bearing deposits. These deposits are carried at cost, which approximates fair value.
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

Investment Securities. Investment securities are classified at the time of purchase as “available for sale”, or “held-to-maturity”. Classification is re-evaluated each quarter to ensure appropriate classification and to maintain consistency with corporate objectives. Debt securities held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities held-to-maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities transferred from available for sale to held-to-maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.
Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held-to-maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or, if it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Condensed Consolidated Statements of Income. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Loans Held for Sale. Loans held for sale are primarily residential real estate mortgage loans. Loans typically are assigned this classification upon origination based on management's intent to sell when the loans are underwritten. Loans held for sale are carried at the lower of cost or fair value. Non-residential mortgage loans held for sale are carried at lower of cost or fair value and are valued on individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income. Gains or losses on the sale of loans held for sale are included in non-interest income in the accompanying Condensed Consolidated Statements of Income. Direct loan origination costs and fees are deferred and are recognized at the time of sale.
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential and consumer loans. Commercial, commercial real estate and equipment financing loans over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is factored into the impaired reserve calculation for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets and associated provision expense is recorded as a component of other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
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
The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

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
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, Webster's components of other comprehensive income consists of the after-tax effect of changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other post-retirement benefit plans. Comprehensive income is reported in the accompanying Condensed Consolidated Statements of Shareholders' Equity and Condensed Consolidated Statements of Comprehensive Income.
Recently Adopted Accounting Standards Updates
ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The ASU expands required disclosures of information related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The disclosures required by this ammendment were applied retrospectively for all comparative periods presented. The amendments did not have a material impact on the Company's financial statements.
ASU 2013-01- Balance Sheet (Topic 210): "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments did not have a material impact on the Company's financial statements.
ASU 2013-02- Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not have a material impact on the Company's financial statements.

NOTE 2: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At March 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Agency collateralized mortgage obligations (“CMOs”)	$1,131,178	$23,802	$(101)	$1,154,879	$—	$—	$1,154,879
Agency mortgage-backed securities (“MBS”)	1,270,845	17,636	(4,334)	1,284,147	—	—	1,284,147
Commercial mortgage-backed securities (“CMBS”)	389,521	39,514	(1,352)	427,683	—	—	427,683
Collateralized loan obligations ("CLOs")	248,070	829	(55)	248,844	—	—	248,844
Pooled trust preferred securities (1)	45,923	—	(15,453)	30,470	—	—	30,470
Single issuer trust preferred securities	51,225	—	(5,173)	46,052	—	—	46,052
Corporate debt securities	110,702	6,420	—	117,122	—	—	117,122
Equity securities - financial institutions (2)	6,307	2,734	—	9,041	—	—	9,041
Total available for sale	$3,253,771	$90,935	$(26,468)	$3,318,238	$—	$—	$3,318,238
Held-to-maturity:
Agency CMOs	438,407	—	—	438,407	15,093	—	453,500
Agency MBS	1,931,928	—	—	1,931,928	75,576	(3,700)	2,003,804
Municipal bonds and notes	528,788	—	—	528,788	28,186	(155)	556,819
CMBS	199,516	—	—	199,516	15,796	(223)	215,089
Private Label MBS	12,530	—	—	12,530	309	—	12,839
Total held-to-maturity	$3,111,169	$—	$—	$3,111,169	$134,960	$(4,078)	$3,242,051

Total investment securities	$6,364,940	$90,935	$(26,468)	$6,429,407	$134,960	$(4,078)	$6,560,289

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at March 31, 2013.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at March 31, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt securities	111,281	6,918	—	118,199	—	—	118,199
Equity securities - financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are set forth below:

	Available for Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,544	$8,750	$5,265	$5,267
Due after one year through five years	105,581	111,062	43,616	46,413
Due after five through ten years	80,059	81,452	154,987	163,509
Due after ten years	3,052,280	3,107,933	2,907,301	3,026,862
Total debt securities	$3,247,464	$3,309,197	$3,111,169	$3,242,051
For the purposes of the maturity schedule, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2013, the Company had $779.2 million carrying value of callable securities in its investment portfolio.
Securities with a carrying value totaling $2.5 billion at March 31, 2013 and December 31, 2012 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At March 31, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$12,616	$(20)	$12,786	$(81)	3	$25,402	$(101)
Agency MBS	480,213	(4,263)	6,809	(71)	50	487,022	(4,334)
CMBS	40,323	(98)	23,154	(1,254)	4	63,477	(1,352)
CLOs	13,176	(55)	—	—	2	13,176	(55)
Pooled trust preferred securities	—	—	30,470	(15,453)	8	30,470	(15,453)
Single issuer trust preferred securities	—	—	46,052	(5,173)	9	46,052	(5,173)
Total available for sale	$546,328	$(4,436)	$119,271	$(22,032)	76	$665,599	$(26,468)
Held-to-maturity:
Agency MBS	618,571	(3,700)	—	—	32	618,571	(3,700)
Municipal bonds and notes	4,521	(87)	3,241	(68)	11	7,762	(155)
CMBS	15,595	(223)	—	—	1	15,595	(223)
Total held-to-maturity	$638,687	$(4,010)	$3,241	$(68)	44	$641,928	$(4,078)

Total investment securities	$1,185,015	$(8,446)	$122,512	$(22,100)	120	$1,307,527	$(30,546)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$69,936	$(92)	$—	$—	4	$69,936	$(92)
Agency MBS	275,818	(1,098)	—	—	28	275,818	(1,098)
CMBS	14,947	(17)	20,909	(3,476)	2	35,856	(3,493)
CLOs	44,775	(225)	—	—	2	44,775	(225)
Pooled trust preferred securities	—	—	26,207	(19,811)	8	26,207	(19,811)
Single issuer trust preferred securities	—	—	44,415	(6,766)	9	44,415	(6,766)
Equity securities-financial institutions	144	(4)	—	—	1	144	(4)
Total available for sale	$405,620	$(1,436)	$91,531	$(30,053)	54	$497,151	$(31,489)
Held-to-maturity:
Agency CMOs	18,741	(8)	—	—	1	18,741	(8)
Agency MBS	161,057	(474)	—	—	12	161,057	(474)
Municipal bonds and notes	5,990	(51)	2,858	(59)	11	8,848	(110)
Total held-to-maturity	$185,788	$(533)	$2,858	$(59)	24	$188,646	$(592)

Total investment securities	$591,408	$(1,969)	$94,389	$(30,112)	78	$685,797	$(32,081)

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2013. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMOs – There were $101 thousand in unrealized losses in the Company’s investment in agency CMOs at March 31, 2013 compared to $92 thousand at December 31, 2012. The unrealized loss is limited to three securities which have exhibited higher short term prepayment speeds than initially projected at purchase and an increase in interest rates this quarter. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Agency mortgage-backed securities – There were $4.3 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2013, compared to $1.1 million in unrealized losses at December 31, 2012. The increase in unrealized losses was primarily due to the impact of higher interest rates on low coupon holdings in mortgage-backed securities which saw a slight decrease in price during the current quarter. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Commercial mortgage-backed securities (CMBS)– The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $1.4 million at March 31, 2013, from $3.5 million at December 31, 2012. This decrease in unrealized loss is primarily the result of a continued tightening in credit spreads during the three months ended March 31, 2013. Internal and external metrics are considered when evaluating potential OTTI on credit sensitive instruments. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Collateralized loan obligations (CLO)– There were $55 thousand in unrealized losses in the Company’s investment in collateralized loan obligations at March 31, 2013, compared to $225 thousand at December 31, 2012. This unrealized loss represents the bid/ask spread on two newly purchased positions in the portfolio. These securities have been stress tested and this unrealized loss does not signify any change in perceived credit quality. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Pooled trust preferred securities – At March 31, 2013, the fair value of the pooled trust preferred securities was $30.5 million, an increase of $4.3 million from the fair value of $26.2 million at December 31, 2012. The fair value decreased slightly as a result of principal payments received during the quarter and was offset by an improvement in credit spreads. The unrealized losses in the Company's investment in the pooled trust preferred securities were $15.5 million at March 31, 2013, a decrease of $4.3 million from a balance of $19.8 million at December 31, 2012. The decrease in unrealized losses was attributable to improvements in credit spreads and collateral performance along with incorporating the effect of higher projected LIBOR rates which serves to increase future interest cash flows.
For the three months ended March 31, 2013, the Company recognized no credit or non-credit related other-than-temporary impairment ("OTTI") for these securities. The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are investment grade and below investment grade. An internal model is used to value the securities due to the continued inactive market and illiquid nature of pooled trust preferred securities. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pools is rated internally using the latest financial data on each institution with future deferrals, defaults and losses estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of March 31, 2013, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating Trust Preferred Securities – Pooled Issuers for OTTI in the current reporting period:

Trust Preferred Securities - Pooled Issuers
Deal Name	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2013 (2)	Total OTTI thru March 31, 2013	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
(Dollars in thousands)
Security H	B	$3,486	$(1,328)	$2,158	B	$(352)	91.7%	7.5%
Security I	B	4,467	(1,708)	2,759	CCC	(365)	87.5%	17.2%
Security J	B	5,309	(2,244)	3,065	CCC	(806)	92.0%	9.9%
Security K	A	7,410	(2,638)	4,772	CCC	(2,040)	70.0%	32.4%
Security L	B	8,725	(3,436)	5,289	CCC	(867)	91.3%	13.2%
Security M	A	7,156	(3,326)	3,830	D	(4,926)	60.7%	34.6%
Security N	A	9,370	(773)	8,597	A	(1,104)	92.0%	9.9%
		$45,923	$(15,453)	$30,470		$(10,460)

(1)For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.
(2)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Single issuer trust preferred securities - At March 31, 2013, the fair value of the single issuer trust preferred portfolio was $46.1 million, an increase of $1.7 million from the fair value of $44.4 million at December 31, 2012, attributable to improvements in credit and liquidity spreads. The gross unrealized loss of $5.2 million at March 31, 2013 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
The following table summarizes pertinent information that was considered by management in evaluating the Trust Preferred Securities - Single Issuers portfolio for OTTI in the current reporting period:

Trust Preferred Securities - Single Issuers
Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2013 (1)
(Dollars in thousands)
Security B	$6,902	$(940)	$5,962	BB
Security C	8,684	(678)	8,006	BBB
Security D	9,544	(794)	8,750	B
Security E	11,779	(1,045)	10,734	BBB
Security F	14,316	(1,716)	12,600	BBB
	$51,225	$(5,173)	$46,052

(1)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses in the Company’s investment in senior corporate debt securities at March 31, 2013 and December 31, 2012.
Equity securities – There were no unrealized losses on the Company’s investment in equity securities at March 31, 2013, compared to $4 thousand at December 31, 2012. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at March 31, 2013. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the three months ended March 31, 2013.
Agency CMOs – There were no unrealized losses on the Company’s investment in agency CMOs at March 31, 2013, compared to $8 thousand at December 31, 2012. The contractual cash flows for this investment are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $3.7 million at March 31, 2013, compared to $474 thousand at December 31, 2012. The increase was primarily due to the impact of higher interest rates on lower coupon mortgages. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Municipal bonds and notes – There were unrealized losses of $155 thousand on the Company’s investment in municipal bonds and notes at March 31, 2013 compared to $110 thousand at December 31, 2012. This increase is primarily the result of wider credit spreads and robust supply in the current quarter. The municipal portfolio is primarily comprised of bank qualified bonds, over 94.2% with credit ratings of A or better.  These ratings do not consider prefunded municipal holdings to be rated AA. If this were the case, the percentage of holdings rated A or better would be slightly over 97.0%. In addition, the portfolio is comprised of 84.6% general obligation bonds, 15.0% revenue bonds and 0.4% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
CMBS – There were unrealized losses of $223 thousand on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at March 31, 2013 compared to no unrealized losses at December 31, 2012. This current unrealized loss is the result of higher rates, offsetting spread tightening on one position the company owns, which is currently externally rated AAA/Aaa. This security is currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Private Label MBS - There were no unrealized losses on the Company's investment in residential mortgage-backed securities issued by entities other than government agencies at March 31, 2013 or December 31, 2012. The Company does not consider these securities to be other-then-temporarily impaired at March 31, 2013.
The following is a roll forward of the amount of credit related OTTI recognized in earnings for the three months ended March 31:

(In thousands)	2013	2012
Balance of credit related OTTI, beginning of period	$10,460	$10,460
Reduction for payment of deferred interest	—	—
Reduction for securities sold	—	—
Additions for credit related OTTI not previously recognized	—	—
Balance of credit related OTTI, end of period	$10,460	$10,460
There were no additions to credit related OTTI for the three months ended March 31, 2013 or 2012. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.
There were no securities sales for the three months ended March 31, 2012. The following table summarizes the proceeds from the sale of securities for the three months ended March 31, 2013:

(In thousands)	2013
Available for sale:
Agency MBS	$11,771
Total available for sale	$11,771

There were no realized gains or losses from the sale of securities for the three months ended March 31, 2012. The following table summarizes the impact of realized gains and losses from the sale of securities and the impact of the recognition of OTTI for the three months ended March 31, 2013:

	2013
(In thousands)	Gains	Losses	OTTI	Net
Available for sale:
Agency MBS	$106	—	—	$106
Total available for sale	$106	—	—	$106
Investments in private equity funds - In addition to investment securities, the Company has investments in private equity funds. These investments, which totaled $11.3 million at March 31, 2013 and $11.6 million at December 31, 2012, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recognized losses of $264 thousand and $705 thousand, including both mark to market and OTTI charges on these investments, for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

NOTE 3: Loans and Leases

Recorded Investment in Loans and Leases. The following tables summarize recorded investment; the principal amounts outstanding, net of unamortized premiums and discounts, net of deferred fees and/or costs, plus accrued interest, in loans and leases, by portfolio segment at March 31, 2013 and December 31, 2012:

	At At March 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,287,072	$2,577,523	$2,941,886	$2,790,954	$404,597	$12,002,032
Accrued interest	10,245	7,943	9,797	7,900	—	35,885
Recorded investment	$3,297,317	$2,585,466	$2,951,683	$2,798,854	$404,597	$12,037,917
Recorded investment: individually evaluated for impairment	$145,753	$54,707	$63,405	$173,849	$1,643	$439,357
Recorded investment: collectively evaluated for impairment	$3,151,564	$2,530,759	$2,888,278	$2,625,005	$402,954	$11,598,560

	At At December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,291,724	$2,630,867	$2,903,733	$2,783,061	$419,311	$12,028,696
Accrued interest	10,271	8,095	9,453	7,541	—	35,360
Recorded investment	$3,301,995	$2,638,962	$2,913,186	$2,790,602	$419,311	$12,064,056
Recorded investment: individually evaluated for impairment	$146,944	$54,793	$69,426	$154,978	$1,980	$428,121
Recorded investment: collectively evaluated for impairment	$3,155,051	$2,584,169	$2,843,760	$2,635,624	$417,331	$11,635,935

(1)	The ending balance includes net deferred fees and unamortized premiums of $12.3 million and $12.7 million at March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, the Company had pledged $4.3 billion of eligible loan collateral to support available borrowing capacity at either the FHLB of Boston or the Federal Reserve discount window.

Loans and Leases Portfolio Aging. The following tables summarize the recorded investment of the Company’s loan and lease portfolio aging by class at March 31, 2013 and December 31, 2012:

	At March 31, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$8,391	$8,073	$—	$94,010	$110,474	$3,143,279	$3,253,753
Construction	—	363	—	823	1,186	42,378	43,564
Consumer:
Home equity loans	10,061	4,290	—	48,343	62,694	2,360,964	2,423,658
Liquidating portfolio-home equity loans	2,219	644	—	7,370	10,233	107,315	117,548
Other consumer	283	140	—	139	562	43,698	44,260
Commercial:
Commercial non-mortgage	2,714	1,111	—	16,339	20,164	2,385,878	2,406,042
Asset-based loans	—	—	—	—	—	545,641	545,641
Commercial real estate:
Commercial real estate	523	829	—	24,458	25,810	2,613,080	2,638,890
Commercial construction	—	—	—	49	49	132,131	132,180
Residential development	—	—	—	4,794	4,794	22,990	27,784
Equipment financing	819	181	—	2,801	3,801	400,796	404,597
Total	$25,010	$15,631	$—	$199,126	$239,767	$11,798,150	$12,037,917

	At December 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$16,955	$8,250	$—	$94,853	$120,058	$3,142,220	$3,262,278
Construction	—	360	—	823	1,183	38,535	39,718
Consumer:
Home equity loans	17,745	6,993	—	49,516	74,254	2,396,944	2,471,198
Liquidating portfolio-home equity loans	2,063	1,626	—	8,200	11,889	111,760	123,649
Other consumer	338	195	—	135	668	43,446	44,114
Commercial:
Commercial non-mortgage	2,248	552	347	17,547	20,694	2,386,775	2,407,469
Asset-based loans	—	—	—	—	—	505,717	505,717
Commercial real estate:
Commercial real estate	1,081	13,784	910	15,658	31,433	2,617,213	2,648,646
Commercial construction	—	—	—	49	49	114,097	114,146
Residential development	—	—	—	5,044	5,044	22,766	27,810
Equipment financing	1,593	333	—	3,325	5,251	414,060	419,311
Total	$42,023	$32,093	$1,257	$195,150	$270,523	$11,793,533	$12,064,056
Loans and Leases on Non-accrual Status. Accrual of interest is discontinued if a loan or lease is placed on non-accrual status. When placed on non-accrual status, unpaid accrued interest is reversed and charged against interest income. Residential and consumer loans are placed on non-accrual status after 90 days past due or at the date when the Company is notified that the borrower is discharged in bankruptcy. All commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when 90 days past due or when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status.
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2013 and 2012, had the loans and leases been current in accordance with their original terms, totaled $3.9 million and $4.5 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment for the three months ending March 31, 2013 and 2012:

	Three months ended March 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,103	4,700	224	3,579	(1,106)	(1,000)	7,500
Losses charged off	(2,936)	(10,407)	(4,339)	(3,760)	(87)	—	(21,529)
Recoveries	250	1,822	1,599	241	828	—	4,740
Balance, end of period	$27,891	$50,369	$44,050	$30,894	$3,636	$11,000	$167,840
Ending balance: individually evaluated for impairment	$13,871	$3,520	$4,310	$5,511	$8	$—	$27,220
Ending balance: collectively evaluated for impairment	$14,020	$46,849	$39,740	$25,383	$3,628	$11,000	$140,620

	Three months ended March 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	448	4,475	3,516	(78)	(2,861)	(1,500)	4,000
Losses charged off	(3,115)	(10,051)	(14,994)	(5,848)	(634)	—	(34,642)
Recoveries	141	2,054	1,800	1,100	2,348	—	7,443
Balance, end of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288
Ending balance: individually evaluated for impairment	$16,976	$4,441	$6,309	$4,977	$22	$—	$32,725
Ending balance: collectively evaluated for impairment	$15,063	$59,822	$44,694	$35,210	$7,774	$15,000	$177,563

Impaired Loans and Leases. The following tables summarize impaired loans and leases by class as of March 31, 2013 and December 31, 2012:

	At March 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$160,598	$145,492	$23,031	$122,461	$13,866
Construction	446	261	156	105	5
Consumer:
Home equity loans	55,037	47,832	24,402	23,430	2,900
Liquidating portfolio-home equity loans	8,948	6,875	3,698	3,177	620
Commercial:
Commercial non-mortgage	86,622	63,405	20,012	43,393	4,310
Commercial real estate:
Commercial real estate	146,322	140,069	73,885	66,184	5,498
Commercial construction	7,117	7,128	7,128	—	—
Residential development	13,719	12,903	4,894	8,009	13
Equipment financing	1,716	1,643	938	705	8
Totals:
Residential	161,044	145,753	23,187	122,566	13,871
Consumer	63,985	54,707	28,100	26,607	3,520
Commercial	86,622	63,405	20,012	43,393	4,310
Commercial real estate	167,158	160,100	85,907	74,193	5,511
Equipment financing	1,716	1,643	938	705	8
Total	$480,525	$425,608	$158,144	$267,464	$27,220

	At December 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$160,490	$146,683	$24,267	$122,416	$14,726
Construction	446	261	156	105	5
Consumer:
Home equity loans	56,815	47,755	23,967	23,788	2,960
Liquidating portfolio-home equity loans	11,788	7,038	3,663	3,375	651
Commercial:
Commercial non-mortgage	90,627	69,426	21,942	47,484	6,423
Commercial real estate:
Commercial real estate	123,861	121,193	65,212	55,981	2,572
Commercial construction	7,177	7,185	7,185	—	—
Residential development	13,444	12,771	5,029	7,742	111
Equipment financing	2,357	1,980	1,781	199	1
Totals:
Residential	160,936	146,944	24,423	122,521	14,731
Consumer	68,603	54,793	27,630	27,163	3,611
Commercial	90,627	69,426	21,942	47,484	6,423
Commercial real estate	144,482	141,149	77,426	63,723	2,683
Equipment financing	2,357	1,980	1,781	199	1
Total	$467,005	$414,292	$153,202	$261,090	$27,449

The following table summarizes interest income recognized by class of impaired loans and leases for the periods presented:

	Three months ended March 31,
	2013		2012
(In thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Residential:
1-4 family	$146,088	$1,474	$135,441	$1,390
Construction	261	2	117	—
Consumer:
Home equity loans	47,794	571	30,518	351
Liquidating portfolio-home equity loans	6,957	118	5,173	67
Other consumer	—	—	7	—
Commercial:
Commercial non-mortgage	66,415	708	98,539	1,132
Asset-based loans	—	—	1,659	—
Commercial real estate:
Commercial real estate	130,631	1,401	164,805	1,192
Commercial construction	7,156	67	7,363	74
Residential development	12,837	92	14,438	89
Equipment financing	1,811	7	2,791	14
Totals:
Residential	146,349	1,476	135,558	1,390
Consumer	54,751	689	35,698	418
Commercial	66,415	708	100,198	1,132
Commercial real estate	150,624	1,560	186,606	1,355
Equipment financing	1,811	7	2,791	14
Total	$419,950	$4,440	$460,851	$4,309
Of the total interest income recognized for the residential and consumer portfolios, $927.8 thousand and $351.0 thousand of interest income was recognized on a cash basis method of accounting for the three months ended March 31, 2013 and 2012, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which help reduce the Company's exposure to adverse economic events that may affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its loan portfolio.
Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or interim loan commitments from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third party professionals and internal staff.
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
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grading system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers’ current financial positions and outlook, risk profiles and the related collateral and structural positions. Loan officers review updated financial information for all pass rated loans to review the accuracy of the risk grade on at least an annual basis. Criticized loans are assigned to an officer and undergo reviews for problem asset resolution, as well as enhanced and ongoing monitoring of the underlying borrowers.
A “Special Mention” (7) credit has the potential weakness that, if left uncorrected may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “Doubtful” (9) has all the same weaknesses as substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “Loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012
(1) - (6) Pass	$2,742,707	$2,701,061	$2,602,927	$2,588,987	$374,789	$381,304
(7) Special Mention	52,595	43,856	37,624	56,023	7,091	12,893
(8) Substandard	155,398	167,485	157,747	143,904	22,717	25,114
(9) Doubtful	983	784	556	1,688	—	—
(10) Loss	—	—	—	—	—	—
Total	$2,951,683	$2,913,186	$2,798,854	$2,790,602	$404,597	$419,311
For residential and consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$289,391	$288,578
Non-accrual status	118,455	115,583
Total recorded investment	$407,846	$404,161
Accruing TDRs performing under modified terms more than one year	59.4%	60.2%
TDR specific reserves included in the balance of allowance for loan and lease losses	$27,165	$27,317
Additional funds committed to borrowers in TDR status (1)	2,651	3,263

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the three months ended March 31, 2013 and 2012, Webster charged off $5.0 million and $19.0 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following table provides information on loans and leases modified as TDRs for the periods presented:

	Three months ended March 31,
	2013				2012
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	32	$6,413	$6,413	3.9%	24	$4,060	$4,060	4.0%
Consumer:
Home equity loans	37	2,397	2,397	4.2	12	953	953	4.1
Liquidating portfolio-home equity loans	5	89	89	7.3	2	—	—	3.0
Commercial:
Commercial non-mortgage	3	888	888	5.3	12	11,228	11,228	7.2
Commercial real estate:
Commercial real estate	2	11,675	11,675	2.7	1	245	245	6.0
Residential development	2	189	189	5.3	—	—	—	—
Equipment financing	—	—	—	—	3	200	200	6.9
Total TDRs	81	$21,651	$21,651	3.4%	54	$16,686	$16,686	6.2%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions.

The following table provides information on how loans and leases were modified as TDRs for the periods presented:

	Three months ended March 31,
	2013					2012
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$905	$741	$3,349	$1,418	$6,413	$632	$283	$2,404	$741	$4,060
Consumer:
Home equity loans	108	154	1,084	1,051	2,397	64	107	638	144	953
Liquidating portfolio-home equity loans	—	—	—	89	89	—	—	—	—	—
Commercial:
Commercial non-mortgage	502	—	347	39	888	27	—	286	10,915	11,228
Commercial real estate:
Commercial real estate	—	—	11,675	—	11,675	—	—	245	—	245
Residential development	189	—	—	—	189	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	40	160	200
Total TDRs	$1,704	$895	$16,455	$2,597	$21,651	$723	$390	$3,613	$11,960	$16,686

(1)	Includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy (2013 only), and/or other concessions.

The Company’s loan and lease portfolio at March 31, 2013 included eleven loans with an A Note/B Note structure, with a combined recorded investment of $38.8 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $17.0 million. TDR classification has been removed from two A Notes with the combined recorded investment of $13.7 million, as the borrowers passed the minimum compliance with the modified terms requirements. The restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Of the eleven A Notes, eight are on accrual status as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.
The following table provides information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	1	$198	3	$547
Consumer:
Home equity loans	4	87	2	79
Commercial:
Commercial non-mortgage	—	—	4	4,068
Commercial real estate:
Commercial real estate	—	—	1	670
Total	5	$285	10	$5,364

The recorded investment in commercial, commercial real estate and equipment financing TDRs segregated by risk rating exposure at March 31, 2013 and December 31, 2012, is as follows:

(In thousands)	At March 31, 2013	At December 31, 2012
(1) - (6) Pass	$64,730	$56,661
(7) Special Mention	3,060	—
(8) Substandard	139,146	143,903
(9) Doubtful	450	1,860
(10) Loss	—	—
Total	$207,386	$202,424

NOTE 4: Transfers of Financial Assets and Mortgage Servicing Rights
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and thus qualify for derecognition. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. See a further discussion of the representation and warranties in Note 18 - Commitments and Contingencies.
The Company sold $227.4 million and $133.6 million of residential loans for the three months ended March 31, 2013 and 2012, respectively. Servicing rights were retained on $220.2 million and $131.4 million of the residential loans sold for the three months ended March 31, 2013 and 2012, respectively. The net gain on the sale of loans of $7.0 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively, is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income. This includes a gain on commercial loan sales of $336 thousand and $18 thousand for the three months ended March 31, 2013 and 2012, respectively.
Mortgage Servicing Rights
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are initially recognized at fair value. See a further discussion of fair value in Note 14 - Fair Value Measurement.
The Company serviced consumer loans for others totaling $2.2 billion at March 31, 2013 and $2.1 billion at December 31, 2012. Loan servicing fees, net of mortgage servicing right amortization, was $1.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, and is included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

NOTE 5: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	At March 31, 2013	At December 31, 2012
Balances not subject to amortization:
Goodwill allocated to business segments:
Community Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327
Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Community Banking	9,028	10,270
Total goodwill and other intangible assets	$538,915	$540,157

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which they relate are as follows:

	At March 31, 2013			At December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Community Banking	$49,420	$(40,392)	$9,028	$49,420	$(39,150)	$10,270
Other (HSA Bank)	—	—	—	4,699	(4,699)	—
Total	$49,420	$(40,392)	$9,028	$54,119	$(43,849)	$10,270

Amortization of intangible assets for the three months ended March 31, 2013 and 2012, totaled $1.2 million and $1.4 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next four years:

(In thousands)
Years ending December 31,
2013	$4,919
2014	2,685
2015	1,523
2016	1,143
Thereafter	—
Goodwill is not amortized and is instead tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Webster annually tests its goodwill for impairment as of August 31st. There was no impairment indicated as a result of the Step 1 test performed August 31, 2012, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values. There were no circumstances identified during the three months ended March 31, 2013, that would require reassessment of the carrying value of goodwill.

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2013	At	At December 31, 2012
Non-interest-bearing:
Demand	$2,849,355		$2,881,131
Interest-bearing:
Checking	1,855,277		1,810,040
Health savings accounts	1,431,263		1,269,727
Money market	2,165,744		2,205,072
Savings	3,885,394		3,819,713
Time deposits	2,436,849		2,545,152
Total interest-bearing	11,774,527		11,649,704
Total deposits	$14,623,882		$14,530,835

Demand deposit overdrafts reclassified as loan balances	$1,684		$1,654
At March 31, 2013, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2013	$1,153,992
2014	643,901
2015	357,727
2016	185,612
2017	64,708
Thereafter	30,909
Total time deposits	$2,436,849
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At March 31, 2013	At	At December 31, 2012
Interest-bearing checking obtained through brokers	$42,860		$43,693
Time deposits obtained through brokers	144,408		126,299
Total brokered deposits	$187,268		$169,992

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings
The following table summarizes securities sold under agreements to repurchase and other short-term borrowings:

(In thousands)	At March 31, 2013	At December 31, 2012
Securities sold under agreements to repurchase:
Original maturity of one year or less	$283,767	$326,160
Callable at the option of the counterparty	200,000	300,000
Non-callable	450,000	450,000
	933,767	1,076,160
Other short-term borrowings:
Federal funds purchased	100,000	—
Total securities sold under agreements to repurchase and other short-term borrowings	$1,033,767	$1,076,160
Repurchase agreements are used as a source of borrowed funds in addition to FHLB advances. These repurchase agreements are collateralized by U.S. Government agency mortgage-backed securities. The collateral for these repurchase agreements is delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction.

NOTE 8: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank are summarized as follows:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Total Outstanding	Weighted Average Contractual Coupon Rate	Total Outstanding	Weighted Average Contractual Coupon Rate
Stated Maturity:
2013	$1,450,000	0.26%	$1,425,000	0.34%
2016	145,934	1.80	145,934	1.80
2017	500	5.66	500	5.66
2018-2032	306,050	1.25	256,093	1.29
	1,902,484	0.54%	1,827,527	0.59%
Unamortized premiums	79		85
Total Federal Home Loan Bank advances	$1,902,563		$1,827,612
At March 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.1 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.7 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2012, Webster Bank had pledged loans with an aggregate carrying value of $3.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.5 billion, as well as an unused line of credit of approximately $5.0 million. At March 31, 2013 and December 31, 2012, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
Long-term debt consists of the following:

(Dollars in thousands)	Maturity Date	Stated Interest Rate	At March 31, 2013	At December 31, 2012
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (a)	2013	5.875%	—	102,579
Junior subordinated debt related to Webster Statutory Trust I, floating-rate notes (b)	2033	3.230%	77,320	77,320
Total notes and subordinated debt			227,320	329,899
Unamortized discount, net			(75)	(93)
Hedge accounting adjustments			3,464	4,470
Total long-term debt			$230,709	$334,276

(a)	The Bank used cash on hand to pay off the subordinated fixed-rate notes which matured on January 15, 2013.

(b)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.230% at March 31, 2013 and 3.258% at December 31, 2012.

NOTE 10: Other Comprehensive Income
The following tables summarize the changes in accumulated other comprehensive (loss) income by component:

	Three months ended March 31, 2013
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(27,902)	$42,741	$(47,105)	$(32,266)
Other comprehensive income (loss) before reclassifications	299	(1,482)	484	(699)
Amounts reclassified from accumulated other comprehensive income	1,642	(68)	480	2,054
Net current-period other comprehensive income (loss), net of tax	1,941	(1,550)	964	1,355
Ending balance	$(25,961)	$41,191	$(46,141)	$(30,911)

	Three months ended March 31, 2012
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(28,884)	$15,967	$(47,287)	$(60,204)
Other comprehensive income before reclassifications	93	11,658	346	12,097
Amounts reclassified from accumulated other comprehensive income	948	—	714	1,662
Net current-period other comprehensive income, net of tax	1,041	11,658	1,060	13,759
Ending balance	$(27,843)	$27,625	$(46,227)	$(46,445)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income:

	Three months ended March 31, 2013
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(2,558)	Total interest expense
Tax benefit	916	Income tax expense
Net of tax	$(1,642)
Available for sale and transferred securities:
Unrealized gains and losses on available for sale securities	$106	Net gain on sale of investment securities
Tax expense	(38)	Income tax expense
Net of tax	$68
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(729)	Compensation and benefits
Prior service costs	(18)	Compensation and benefits
Tax benefit	267	Income tax expense
Net of tax	$(480)

	Three months ended March 31, 2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(1,476)	Total interest expense
Tax benefit	528	Income tax expense
Net of tax	$(948)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(1,095)	Compensation and benefits
Prior service costs	(18)	Compensation and benefits
Tax benefit	399	Income tax expense
Net of tax	$(714)

NOTE 11: Regulatory Matters
Regulatory Capital Requirements. Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to adjusted quarterly average assets (as defined in the regulations).
The Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.
The following tables provide information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,874,679	14.0%	$1,070,294	8.0%	$1,337,867	10.0%
Tier 1 capital	1,706,145	12.8	535,147	4.0	802,720	6.0
Tier 1 leverage capital	1,706,145	8.8	778,503	4.0	973,129	5.0
Webster Bank, N.A.
Total risk-based capital	$1,744,948	13.1%	$1,066,384	8.0%	$1,332,980	10.0%
Tier 1 capital	1,578,247	11.8	533,192	4.0	799,788	6.0
Tier 1 leverage capital	1,578,247	8.1	776,984	4.0	971,230	5.0
At December 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,840,736	13.7%	$1,072,749	8.0%	$1,340,936	10.0%
Tier 1 capital	1,672,009	12.5	536,375	4.0	804,562	6.0
Tier 1 leverage capital	1,672,009	8.7	767,289	4.0	959,111	5.0
Webster Bank, N.A.
Total risk-based capital	$1,718,564	12.9%	$1,069,652	8.0%	$1,337,064	10.0%
Tier 1 capital	1,551,238	11.6	534,826	4.0	802,239	6.0
Tier 1 leverage capital	1,551,238	8.1	766,025	4.0	957,532	5.0
Webster is subject to the regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC" ) and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fails to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to the Company during the three months ended March 31, 2013 and 2012 totaled $20.0 million and $70.0 million, respectively.
Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been consolidated. At March 31, 2013 and December 31, 2012, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III proposal will require the Company to exclude all trust preferred securities from the Company's Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital at March 31, 2013 and December 31, 2012 would not affect the Company's ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended March 31
(In thousands, except per share data)	2013	2012
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$39,231	$38,323
Less: Dividends to participating shares	(33)	(21)
Income allocated to participating shares	(118)	(160)
Net income allocated to common shareholders	$39,080	$38,142

Shares:
Weighted average common shares outstanding - basic	85,501	87,216
Effect of dilutive securities:
Stock options and restricted stock	247	294
Warrants - Series A1 and A2	3,781	4,145
Warrants - other	133	127
Weighted average common shares outstanding - diluted	89,662	91,782

Earnings per common share:
Basic	$0.46	$0.44
Diluted	$0.44	$0.42
Stock Options
Options to purchase 2.1 million and 2.0 million shares for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 262.3 thousand and 163.1 thousand for the three months ended March 31, 2013 and 2012, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Series A Preferred Stock
The Series A Preferred Stock at March 31, 2013 and 2012 represents potential issuable common stock of 1.1 million shares for each period. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012.
Warrants
Series A1 and A2: Series A1 and A2 warrants issued in connection with the Warburg investment represent an aggregate 8.6 million potential issuable shares of common stock while outstanding. On March 22, 2013, the Company issued 4,564,930 shares of its common stock to Warburg in exchange for all outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of $11.50 per share. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster's common stock for the three months ended March 31, 2013 and 2012.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both March 31, 2013 and 2012. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.

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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. All forward-settle swaps are expected to be cash settled at debt issuance. The change in fair value of the forward-settle swaps is marked through OCI during the swap term. Upon termination, the OCI gain or loss at the time of debt issuance is amortized into interest expense over the life of the debt. The interest rate swap balance is recorded in OCI related to future-settle cash flow swaps was a net $0.4 million loss as of March 31, 2013.
Webster has two $25 million forward-settle interest rate swap hedges outstanding as of March 31, 2013, which qualify for cash flow hedge accounting. The swaps, entered into in July 2012, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on July 2, 2013, and maturing on July 2, 2018. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur before January 2, 2014.
The Company terminated two $25 million forward-settle interest rate swap hedge transactions, which qualified for cash flow hedge accounting during March 2013. The swap terminations were cash settled upon entering into two five-year FHLB advances effective March 28, 2013. The termination loss of $0.7 million is recorded in OCI and will be amortized into interest expense over the term of the advances maturing on March 28, 2018.
Previously terminated forward-settle swap losses are recorded in OCI and are amortized into earnings over the respective term of the associated issued debt instrument. At March 31, 2013, the remaining unamortized loss on the termination of cash flow hedges was $39.9 million. Over the next twelve months the Company will reclassify $9.0 million from OCI as an increase to interest expense. There was no hedge ineffectiveness for the three months ended March 31, 2013.
In addition, the Company has an accruing $100 million interest rate swap which became effective April 2010 and is designated as a cash flow hedge transaction against the risk of changes in cash flows related to the Company’s $100 million 3-month LIBOR indexed floating rate FHLB advance maturing April 29, 2013. The swap’s change in fair value is marked through OCI and a component of OCI is reclassified to interest expense on a quarterly basis. The balance in OCI related to this cash flow hedge is a $0.1 million loss as of March 31, 2013.
Amounts reported in OCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $0.4 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

		At March 31, 2013			At December 31, 2012
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges:
Interest rate swap on FHLB advances	Other liabilities	1	$100,000	$(118)	1	$100,000	$(497)
Forward settle interest rate swap on anticipated debt	Other liabilities	2	50,000	(369)	4	100,000	(1,130)
The net impact on interest expense related to cash flow hedges for the three months ended March 31, 2013, and 2012 is presented below:

	Three months ended March 31,
	2013			2012
(In thousands)	Interest Expense	Deferred Loss (Gain)	Net Impact	Interest Expense	Deferred Loss (Gain)	Net Impact
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$380	$1,732	$2,112	$331	$1,139	$1,470
Interest rate swaps on subordinated debt	—	(3)	(3)	—	(27)	(27)
Interest rate swaps repurchase agreement	—	830	830	—	469	469
Interest rate swaps on Trust Preferred Securities	—	—	—	—	(45)	(45)
Net impact on interest expense on borrowings	$380	$2,559	$2,939	$331	$1,536	$1,867
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of March 31, 2013 and December 31, 2012.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At March 31, 2013, the remaining unamortized gain on the termination of fair value hedges was $3.5 million.
The net impact on interest expense related to fair value hedges for the three months ended March 31, 2013, and 2012 is presented in the table below:

	Three months ended March 31,
	2013				2012
(In thousands)	Interest Income	MTM Gain	Deferred (Gain) Loss	Net Impact	Interest Income	MTM Gain	Deferred (Gain) Loss	Net Impact
Impact reported as a (reduction) or increase in interest expense on borrowings
Interest rate swaps on senior notes	$—	$—	$(799)	$(799)	$—	$—	$(799)	$(799)
Interest rate swaps on subordinated debt	—	—	(207)	(207)	—	—	(787)	(787)
Interest rate swaps on FHLB advances	—	—	—	—	—	—	—	—
Net impact on interest expense on borrowings	$—	$—	$(1,006)	$(1,006)	$—	$—	$(1,586)	$(1,586)

Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives not designated as hedges for accounting are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging”. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Condensed Consolidated Statements of Income.
At March 31, 2013 and December 31, 2012, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At March 31, 2013			At December 31, 2012
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Webster with customer position:
Commercial loan interest rate swaps	Other assets	165	$939,447	$43,335	167	$986,504	$48,995
Commercial loan interest rate swaps	Other liabilities	4	59,170	(805)	—	—	—
Commercial loan interest rate swaps with floors	Other assets	11	22,841	1,793	11	23,119	1,974
Commercial loan interest rate caps	Other liabilities	23	191,521	(130)	23	193,946	(124)
Total customer position		203	$1,212,979	$44,193	201	$1,203,569	$50,845

Webster with counterparty position:
Commercial loan interest rate swaps	Other liabilities	132	763,254	(35,423)	146	862,972	(40,320)
Commercial loan interest rate swaps	Other liabilities	30	235,305	2,135	14	123,475	419
Commercial loan interest rate swaps with floors	Other liabilities	11	22,841	(1,482)	11	23,119	(1,645)
Commercial loan interest rate caps	Other liabilities	23	191,521	130	23	193,946	125
Total counterparty position		196	$1,212,921	$(34,640)	194	$1,203,512	$(41,421)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended March 31,
	2013			2012
(In thousands)	Interest Income	MTM (Loss) Gain and Fees	Net Impact	Interest Income	MTM (Loss) Gain and Fees	Net Impact
Impact reported in other non-interest income:
Visa swap	$—	$(25)	$(25)	$—	$(452)	$(452)
Commercial loan interest rate derivatives, net	469	208	677	315	779	1,094
Fed funds futures contracts	—	52	52	—	156	156
Net impact on other non-interest income	$469	$235	$704	$315	$483	$798
Offsetting Derivatives
Webster has entered into transactions with its counterparties that are subject to an enforceable master netting agreement. In accordance with ASC 815, “Derivatives and Hedging”, and the recently adopted ASU 2013-01, the Company recognized those financial instruments subject to master netting agreements or similar agreements.

The table below presents the offsetting of financial assets and derivatives assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 with the following counterparties:

	At March 31, 2013
		Hedge Accounting Positions (1)		Non-Hedge Accounting Positions
(In thousands)	Notional Outstanding	Gain	Loss	Gain	Loss	Net Position (2)	Total Gain (Loss)	Cash Collateral	Net Exposure (3)
Counterparty:
Dealer A	$514,810	$—	$(263)	$907	$(14,797)	$(13,890)	$(14,153)	$15,400	$1,247
Dealer B	370,345	—	(224)	585	(13,629)	(13,044)	(13,268)	13,600	332
Dealer C	15,038	—	—	1	(1,870)	(1,869)	(1,869)	—	—
Dealer D	208,004	—	—	340	(2,107)	(1,767)	(1,767)	2,100	333
Dealer E	254,725	—	—	431	(4,501)	(4,070)	(4,070)	4,400	330

Total	$1,362,922	$—	$(487)	$2,264	$(36,904)	$(34,640)	$(35,127)	$35,500

	At December 31, 2012
		Hedge Accounting Positions (1)		Non-Hedge Accounting Positions
(In thousands)	Notional Outstanding	Gain	Loss	Gain	Loss	Net Position (2)	Total Gain (Loss)	Cash Collateral	Net Exposure (3)
Counterparty:
Dealer A	$561,716	$—	$(985)	$199	$(16,721)	$(16,522)	$(17,507)	$17,900	$393
Dealer B	403,097	—	(642)	139	(15,281)	(15,142)	(15,784)	16,980	1,196
Dealer C	15,221	—	—	1	(2,038)	(2,037)	(2,037)	—	—
Dealer D	184,648	—	—	53	(2,506)	(2,453)	(2,453)	2,600	147
Dealer E	238,830	—	—	152	(5,419)	(5,267)	(5,267)	5,290	23

Total	$1,403,512	$—	$(1,627)	$544	$(41,965)	$(41,421)	$(43,048)	$42,770
(1) Hedge accounting positions are recorded on a gross basis in other assets (liabilities)
(2) Net gain (loss) position recorded in other assets (liabilities)
(3) Net exposure is calculated by dealer. The net positive exposure represents an over collateralized loss positions.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has master International Swap Derivative Association ("ISDA") agreements with all derivative counterparties. Additionally, the Company has executed a Credit Support Annex ("CSA") to the master agreement with each of its institutional derivative counterparties. The ISDA master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA daily net exposure in excess of our negotiated threshold is secured by posted collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure related to derivatives with approved financial institutions is zero as the positions each had a net unfavorable market value. In accordance with our CSA Agreements, approximately $35.5 million of collateral was pledged to those counterparties at March 31, 2013. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. The Company's net current credit exposure relating to interest rate swaps with Webster Bank customers was $45.1 million at March 31, 2013. In addition, the Company monitors potential future exposure, representing our best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate swaps with Webster Bank customers totaled $8.9 million at March 31, 2013. The credit exposure is mitigated as transactions with customers are secured by the collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.
Futures Contracts. On March 30, 2010, to hedge against a rise in short-term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2013, Webster continued to roll the futures contracts but reduced the notional amount to $400 million beginning with the September 2011 contracts. Beginning in March 2013, the notional amounts were increased to $800 million. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is a gain of $29 thousand and is reflected as other assets in the accompanying Condensed Consolidated Balance Sheets and the related income impact as non-interest income in the accompanying Condensed Consolidated Statements of Income. During the three months ended March 31, 2013 and 2012, the Company recognized $52 thousand and $156 thousand in mark to market gains, respectively.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2013, outstanding rate locks totaled approximately $152.7 million and the outstanding commitments to sell residential mortgage loans totaled approximately $212.4 million. Forward sales, which include mandatory forward commitments of approximately $201.4 million at March 31, 2013, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. As of March 31, 2013 and December 31, 2012, the fair value of interest rate locked loan commitments and forward sales commitments totaled $2.9 million and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments, primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at March 31, 2013 and December 31, 2012.

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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, corporate debt, single-issuer trust preferred securities, agency mortgage-backed securities, commercial mortgage backed securities and auction rate preferred securities.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company has investments in CLOs for which independent vendor pricing is not available. Multiple dealer price indications are obtained and averaged to calculate fair value. Accordingly, CLO investments are currently classified as Level 3.
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
Investments in Private Equity Funds
The Company generally accounts for its percentage ownership of investments in private equity funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At March 31, 2013, investments in private equity funds consisted of $1.3 million recorded at fair value and $10.0 million recorded at cost. These are private investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The investments in private equity funds included at fair value are classified within Level 3 of the fair value hierarchy. The investments in private equity funds that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $1.5 million in unfunded commitments remaining for its investments in private equity funds as of March 31, 2013.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $5.1 million as of March 31, 2013.
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

A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At March 31, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
Agency CMOs	$1,154,879	$—	$1,154,879	$—
Agency MBS	1,284,147	—	1,284,147	—
CMBS	427,683	—	427,683	—
CLOs	248,844	—	—	248,844
Pooled trust preferred securities	30,470	—	—	30,470
Single issuer trust preferred securities	46,052	—	46,052	—
Corporate debt	117,122	—	117,122	—
Equity securities	9,041	8,766	275	—
Total available for sale securities	3,318,238	8,766	3,030,158	279,314
Derivative instruments:
Interest rate swaps	45,128	—	45,128	—
Fed Fund futures contracts	29	29	—	—
Mortgage banking derivatives	2,863	—	2,863	—
Investments held in Rabbi Trust	5,657	5,657	—	—
Investments in private equity funds	1,268	—	—	1,268
Total financial assets held at fair value	$3,373,183	$14,452	$3,078,149	$280,582
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$36,062	$—	$36,062	$—
Visa swap	4	—	4	—
Total financial liabilities held at fair value	$36,066	$—	$36,066	$—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	1,310,006	—	1,310,006	—
Agency MBS	1,142,280	—	1,142,280	—
CMBS	398,031	—	398,031	—
CLOs	88,540	—	—	88,540
Pooled trust preferred securities	26,207	—	—	26,207
Single issuer trust preferred securities	44,415	—	44,415	—
Corporate debt	118,199	—	118,199	—
Equity securities	8,282	8,082	200	—
Total available for sale securities	3,136,160	8,282	3,013,131	114,747
Derivative instruments:
Interest rate swaps	50,969	—	50,969	—
Mortgage banking derivatives	2,898	—	2,898	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Investments in private equity funds	1,533	—	—	1,533
Total financial assets held at fair value	$3,197,301	$14,023	$3,066,998	$116,280
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$43,172	$—	$43,172	$—
Fed Fund futures contracts	125	125	—	—
Visa swap	4	—	4	—
Total financial liabilities held at fair value	$43,301	$125	$43,176	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three months ended March 31,
(In thousands)	2013	2012
Level 3, beginning of period	$116,280	$32,814
Transfers out of Level 3 (1)	—	(975)
Change in unrealized loss included in other comprehensive income	5,357	1,126
Unrealized loss included in net income	(265)	(720)
Purchases/capital calls	159,303	126
Accretion/amortization	42	(6)
Calls/paydowns	(135)	(303)
Level 3, end of period	$280,582	$32,062

(1)
As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At March 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$30,470	Discounted cash flow	Discount rate	5.9 - 9.5% (8.56%)
			Credit spread	292-654 bps (557 bps)
CLOs	$248,844	Average broker quotes	Bid price	99.7 - 102.2 (100.2)
Discount rates are derived for each security depending on the original rating or a notched down rating based on management's judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are the twelve month rolling average of published industry credit spreads and the 30 year swap rate. When discount rates increase as a result of an increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and, therefore, a decrease in fair value.
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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $4.5 million as of March 31, 2013. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$38,241	Real Estate Appraisals	Discount for dated appraisal	0% - 20%
			Discount for costs to sell	3.0% - 8.0%
Other Real Estate	$2,270	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	20% - 50%
Mortgage Servicing Rights	$18,599	Discounted cash flow	Constant prepayment rate	6.4% - 26.6%
			Discount Rates	3.9% - 5.9%
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
Loans and Lease Receivables
The estimated fair value of loans and leases held for investment are calculated using a discounted cash flow analysis, using future prepayments and market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent. Loans and lease receivables are classified within Level 3 of the fair value hierarchy.
Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings
Carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other short-term borrowings that mature within 90 days. The fair values of all other short-term borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit risks. Securities sold under agreements to repurchase and other short-term borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Other Long-Term Debt
The fair value of long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. Long-term debt and Federal Home Loan Bank advances are classified within Level 2 of the fair value hierarchy.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At March 31, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,318,238	$8,766	$3,030,158	$279,314
Securities held-to-maturity	3,111,169	—	3,242,051	—
Loans held for sale	96,706	—	—	96,706
Loans, net	11,834,192	—	—	11,978,934
Mortgage servicing assets (a)	16,779	—	—	18,599
Investments in private equity funds	11,315	—	—	11,315
Derivative instruments	48,020	29	47,991	—
Investments held in Rabbi Trust	5,657	5,657	—	—
Liabilities
Deposits other than time deposits	12,187,033	—	12,187,033	—
Time deposits	2,436,849	—	2,470,668	—
Securities sold under agreements to repurchase and other short-term borrowings	1,033,767	—	1,083,104	—
Federal Home Loan Bank advances (b)	1,902,563	—	1,920,253	—
Long-term debt (c)	230,709	—	223,789	—
Derivative instruments	36,066	—	36,066	—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,136,160	$8,282	$3,013,131	$114,747
Securities held-to-maturity	3,107,529	—	3,264,718	—
Loans held for sale	107,633	—	—	107,633
Loans, net	11,851,567	—	—	12,005,555
Mortgage servicing assets (a)	14,027	—	—	15,881
Investments in private equity funds	11,623	—	—	11,623
Derivative instruments	50,969	—	50,969	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Liabilities
Deposits other than time deposits	11,985,683	—	11,985,683	—
Time deposits	2,545,152	—	2,584,921	—
Securities sold under agreements to repurchase and other short-term borrowings	1,076,160	—	1,134,614	—
Federal Home Loan Bank advances (b)	1,827,612	—	1,843,615	—
Long-term debt (c)	334,276	—	298,807	—
Derivative instruments	43,301	125	43,176	—

(a)
The carrying amount of mortgage servicing assets is net of $0.8 million and $1.8 million reserves at March 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(b)
The carrying amount of FHLB advances is net of $79 thousand and $85 thousand in unamortized premiums at March 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(c)
The carrying amount of long-term debt is net of $3.4 million and $4.4 million in hedge accounting adjustments and discounts at March 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the three months ended March 31,

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$10	$44	$—	$—	$—	$—
Interest cost on benefit obligations	1,812	1,815	74	80	30	44
Expected return on plan assets	(2,775)	(2,521)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	1,540	1,587	31	20	7	26
Net periodic benefit cost recognized in net income	$587	$925	$105	$100	$55	$88
The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
The Bank is also a sponsor of a multiple-employer plan, EIN/Pension Plan Number 13-5645888/333 (the "Fund”), administered by Pentegra for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. All benefit accruals were frozen as of September 1, 2004.
According to the Fund’s administrators, as of July 1, 2012, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $1.0 million. Webster made $0.2 million and $0.4 million in contributions for the three months ended March 31, 2013 and 2012, respectively.
Webster's portion of the plan was underfunded by $5.9 million as of July 1, 2011. The decrease in the underfunded liability is due to the adoption of the Moving Ahead for Progress in the 21 Century Act ("MAP-21") which was enacted on July 6, 2012. MAP-21 provides for higher interest rates for 2012 and the following two or three years for calculating the Fund's liability.

NOTE 16: Stock-Based Compensation Plans
Webster has established stock-based compensation plans that cover employees and directors, and a non-employee director compensation plan (collectively, the “Plans”). Compensation cost related to the Plans, based on the grant-date fair value, is included as a component of compensation and benefits reflected in non-interest expense, on a straight-line basis over the requisite service period of such awards, net of estimated forfeitures. The costs of an award to retirement eligible employees is recognized immediately, however, the award is subject to a one year minimum hold before vesting. Stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income was $2.5 million and $1.7 million, consisting of (1) stock options expense of $0.8 million and $0.2 million and (2) restricted stock expense of $1.7 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2013	2012
Weighted-average assumptions:
Expected term	6.9 years	6.6 years
Expected dividend yield	1.80%	1.00%
Expected forfeiture rate	10.00%	9.00%
Expected volatility	58.97%	61.03%
Risk-free interest rate	1.36%	1.30%
Fair value of option at grant date	$10.96	$11.71

The following table provides a summary of stock option activity, under the plans, for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of year	2,476,645	$28.99
Options granted	436,043	23.00
Options exercised	—	—
Options forfeited or expired	6,435	28.20
Options outstanding, at end of year	2,906,253	$28.10
Options exercisable, at end of year	2,200,487	$29.73
Options expected to vest, at end of year	612,741	$22.97
At March 31, 2013, total options outstanding included 2,630,543 non-qualified and 275,710 incentive stock options.
Restricted Stock
The Company grants both time-based and performance-based restricted stock awards. The performance-based awards vest after three years in a range from zero to 200% of the target number of shares under the grant. On February 20, 2013, the Company granted 163,519 performance shares of which 50% are dependent upon Webster's ranking for total shareholder return versus the peer group companies of the KBW Regional Banking Index ("KRX") and the remaining 50% are dependent upon Webster's return on equity over the three year vesting period. The KRX peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. Webster records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for the 50% of the performance shares tied to total shareholder return verses the KRX, and based on the fair value calculated on the date of grant, adjusted for management's assessment for meeting the ROE performance condition, of the remaining 50% of performance shares tied to Webster's return on equity.
As of March 31, 2013, there was $14.3 million of unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

The following tables summarize restricted stock activity under the plans, for the three months ended March 31, 2013:

	Time - Based		Performance - Based
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Restricted stock, at beginning of period	249,294	$22.12	94,407	$25.44
Granted	177,609	22.53	163,519	24.04
Vested (1)	46,443	22.14	15,871	18.37
Forfeited/Modified	7,213	22.09	1,519	25.47
Restricted stock, at end of period	373,247	$22.31	240,536	$24.52

	Time-Based
	Number of Units	Weighted- average Grant Date Fair Value
Restricted units, at beginning of period	33,742	$22.12
Vested (1)	6,858	22.17
Restricted units, at end of period	26,884	$22.11
(1) Shares vested for purposes of recording compensation expense. Shares legally vest after a period of 1-5 years.

NOTE 17: Business Segments
Webster’s operations are divided into three reportable business segments that represent its core businesses – Commercial Banking, Community Banking and Other. Community Banking includes operating segments, Personal Bank and Business Banking and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.

At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units have been consolidated under the president and chief operating officer. This change results in a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, our ATM network) and Business Banking. This strategic choice organizes our business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
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
The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset/Liability Committee (ALCO).
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three months ended March 31, 2013 and 2012, 115.9% and 52.0%, respectively, of the provision expense is specifically attributable to business segments and reported accordingly.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.
The following tables present the results for Webster’s business segments for the three months ended March 31, 2013 and 2012 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended March 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$51,160	$84,667	$9,288	$145,115	$681	$145,796
Provision (benefit) for loan and lease losses	2,001	6,713	(19)	8,695	(1,195)	7,500
Net interest income after provision for loan and lease losses	49,159	77,954	9,307	136,420	1,876	138,296
Non-interest income	4,832	30,561	8,145	43,538	4,740	48,278
Non-interest expense	25,270	85,869	12,811	123,950	1,585	125,535
Income from continuing operations before income taxes	28,721	22,646	4,641	56,008	5,031	61,039
Income tax expense	8,903	7,020	1,439	17,362	1,560	18,922
Net income attributable to Webster Financial Corporation	$19,818	$15,626	$3,202	$38,646	$3,471	$42,117

	Three months ended March 31, 2012(a)
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$43,909	$83,708	$7,919	$135,536	$7,832	$143,368
(Benefit) provision for loan and lease losses	(910)	3,069	(78)	2,081	1,919	4,000
Net interest income after provision for loan and lease losses	44,819	80,639	7,997	133,455	5,913	139,368
Non-interest income	6,893	27,659	7,133	41,685	2,301	43,986
Non-interest expense	24,693	86,850	11,533	123,076	4,737	127,813
Income from continuing operations before income taxes	27,019	21,448	3,597	52,064	3,477	55,541
Income tax expense	8,077	6,412	1,075	15,564	1,039	16,603
Net income attributable to Webster Financial Corporation	$18,942	$15,036	$2,522	$36,500	$2,438	$38,938
(a) Reclassified to conform to the 2013 presentation.

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At March 31, 2013	$5,100,138	$7,625,455	$292,353	$13,017,946	$7,092,592	$20,110,538
At December 31, 2012	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765

NOTE 18: Commitments and Contingencies
Lease Commitments. At March 31, 2013, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense based primarily upon increases in real estate taxes over a base year. It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.1 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income, while rental income under various non-cancellable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2012. See Webster's 2012 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At March 31, 2013	At December 31, 2012
Unused commitments to extend credit	$3,846,582	$3,801,013
Standby letters of credit	132,329	139,789
Commercial letters of credit	3,927	6,535
Total financial instruments with off-balance sheet risk	$3,982,838	$3,947,337
Unused commitments to extend credit. The Company makes commitments under various terms to lend funds to customers. These commitments include revolving credit arrangements, term loan commitments and short-term borrowing agreements. Many of these loans have fixed expiration dates or other termination clauses where a fee may be required. Since commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit. Standby letters of credit are also issued to customers, which commit the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments the Company could be required to make and represents the Company's maximum credit risk.
Commercial letters of credit. Commercial letters of credit are issued to facilitate domestic or foreign trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments for the periods presented:

	Three months ended March 31,
(In thousands)	2013	2012
Beginning balance	$5,662	$5,449
Reserve release	(525)	(245)
Ending balance	$5,137	$5,204

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
The following table provides detail of activity in the Company’s reserve for loan repurchases for the periods presented:

	Three months ended March 31,
(In thousands)	2013	2012
Beginning balance	$2,617	$2,269
Provision	458	342
Loss on repurchased loans and settlements	(981)	(293)
Ending balance	$2,094	$2,318
The provision recorded at the time of loan sale is netted from mortgage banking activities and is included as a component of non-interest income, while any incremental provision, post loan sale, is recorded in other non-interest expense, in the accompanying Condensed Consolidated Statements of Income.
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of March 31, 2013 any reasonably possible losses in addition to amounts accrued are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2012, included in its 2012 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013, or any future period.
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

Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2012 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for OTTI, (iii) valuation of goodwill, (iv) deferred tax asset valuation allowance and (v) pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2012 Form 10-K.

RESULTS OF OPERATIONS
Summary of Performance
Webster’s net income available to common shareholders was $39.2 million, or $0.44 per diluted share for the three months ended March 31, 2013, an increase of $0.9 million when compared to $38.3 million or $0.42 per diluted share for the three months ended March 31, 2012. The $0.9 million increase in net income for the three months ended March 31, 2013 is due to a $2.4 million increase in net interest income, a $4.3 million increase in non-interest income and a decrease of $2.3 million in non-interest expense, partially offset by an increase of $3.5 million in provision for loan and lease losses, a $2.3 million increase in income tax expense and an increase of $2.3 million in preferred stock dividends.

Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2013	2012
Earnings:
Net interest income	$145,796	$143,368
Provision for loan and lease losses	7,500	4,000
Total non-interest income	48,278	43,986
Total non-interest expense	125,535	127,813
Net income attributable to Webster Financial Corporation	42,117	38,938
Net income available to common shareholders	39,231	38,323
Per Share Data:
Weighted-average common shares - diluted	89,662	91,782
Net income available to common shareholders per common share - diluted (a)	0.44	0.42
Dividends declared per common share	0.10	0.05
Dividends declared per Series A preferred share	21.25	21.25
Dividends declared per Series E preferred share	448.89	—
Book value per common share	21.90	21.24
Tangible book value per common share	15.93	15.05
Selected Ratios:
Return on average assets (b)	0.84%	0.82%
Return on average common shareholders' equity (b)	8.01	8.30
Return on average tangible common shareholders' equity	11.28	12.04
Net interest margin	3.23	3.36
Efficiency ratio	62.16	65.63
Tangible common equity ratio	7.35	7.11
Tier 1 common equity to risk weighted assets	11.06	10.96

(a)
For the three months ended March 31, 2013 and 2012, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

See the following tables for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP at or for the three months ended March 31, 2013 and 2012.

(Dollars in thousands)
	At or for the three months ended March 31,
Return on average tangible common shareholders' equity (non-GAAP):	2013	2012
Net income available to common shareholders (GAAP)	$39,231	$38,323
Intangible assets amortization, tax-affected at 35% (GAAP)	807	908
Net income adjusted for amortization of intangibles (non-GAAP)	$40,038	$39,231
Annualized net income used in the return on average tangible common shareholders' equity	$160,152	$156,924
Average shareholders' equity (non-GAAP)	$2,110,937	$1,876,774
Less: Average Preferred stock (non-GAAP)	151,649	28,939
Average Goodwill and other intangible assets (non-GAAP)	539,522	544,860
Average tangible common equity (non-GAAP)	$1,419,766	$1,302,975
Return on average tangible common shareholders' equity (non-GAAP)	11.28%	12.04%

	At or for the three months ended March 31,
Efficiency ratio (non-GAAP):	2013	2012
Non-interest expense (GAAP)	$125,535	$127,813
Less: Foreclosed property expense (GAAP)	175	467
Intangible assets amortization (GAAP)	1,242	1,397
Other expense (non-GAAP)	1,352	551
Non-interest expense (non-GAAP)	$122,766	$125,398
Net interest income (GAAP)	$145,796	$143,368
Add back: FTE adjustment (non-GAAP)	3,523	3,718
Non-interest income (GAAP)	48,278	43,986
Less: Net gain on sale of investment securities (GAAP)	106	—
Income (non-GAAP)	$197,491	$191,072
Efficiency ratio (non-GAAP)	62.16%	65.63%

	At or for the three months ended March 31,
Tangible common equity ratio (non-GAAP):	2013	2012
Shareholders' equity (GAAP)	$2,128,131	$1,894,942
Less: Preferred stock (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	538,915	544,180
Tangible common shareholders' equity (non-GAAP)	$1,437,567	$1,321,823
Total Assets (GAAP)	$20,110,538	$19,134,142
Less: Goodwill and other intangible assets (GAAP)	538,915	544,180
Tangible assets (non-GAAP)	$19,571,623	$18,589,962
Tangible common equity ratio (non-GAAP)	7.35%	7.11%

(Dollars and shares in thousands, except per share data)
	At March 31,
Tangible book value per common share (non-GAAP):	2013	2012
Shareholders' equity (GAAP)	$2,128,131	$1,894,942
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	538,915	544,180
Tangible common equity (non-GAAP)	$1,437,567	$1,321,823
Common shares outstanding	90,237	87,849
Tangible book value per common share (non-GAAP)	$15.93	$15.05

	At March 31,
Tier 1 common equity to risk weighted assets (non-GAAP):	2013	2012
Shareholders' equity (GAAP)	$2,128,131	$1,894,942
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	538,915	544,180
Disallowed excess servicing assets (regulatory)	40	—
Add back: Accumulated other comprehensive loss (GAAP)	(30,911)	(46,445)
DTL (DTA) related to goodwill and other intangibles (regulatory)	11,067	12,428
Tier 1 common equity (regulatory)	$1,479,505	$1,380,696
Risk-weighted assets (regulatory)	$13,378,672	$12,597,284
Tier 1 common equity to risk weighted assets (non-GAAP)	11.06%	10.96%

The following table summarizes the Company's average balances (average balances are daily averages), interest and yields on major categories of Webster's interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three months ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest (a)	Average Yields	Average Balance	Interest (a)	Average Yields
Assets
Interest-earning assets:
Loans	$12,024,588	$121,061	4.04%	$11,275,333	$120,741	4.27%
Securities (b)	6,194,885	51,015	3.33	5,961,336	55,680	3.76
Federal Home Loan and Federal Reserve Bank stock	156,261	847	2.20	143,551	876	2.45
Interest-bearing deposits	82,215	46	0.22	77,435	30	0.15
Loans held for sale	89,334	637	2.85	51,705	498	3.85
Total interest-earning assets	18,547,283	173,606	3.76	17,509,360	177,825	4.06
Noninterest-earning assets	1,504,196			1,394,077
Total assets	20,051,479			18,903,437

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,836,051	$—	—%	$2,435,197	$—	—%
Savings, checking & money market deposits	9,318,300	4,622	0.20	8,628,048	5,794	0.27
Time deposits	2,500,450	8,228	1.33	2,810,203	10,262	1.47
Total deposits	14,654,801	12,850	0.36	13,873,448	16,056	0.47

Securities sold under agreements to repurchase and other short-term borrowings	1,091,437	5055	1.85	1,166,550	4,434	1.50
Federal Home Loan Bank advances	1,747,858	4,539	1.04	1,260,217	4,564	1.43
Long-term debt	247,077	1,843	2.98	507,116	5,685	4.48
Total borrowings	3,086,372	11,437	1.48	2,933,883	14,683	1.99
Total interest-bearing liabilities	17,741,173	24,287	0.55	16,807,331	30,739	0.73
Noninterest-bearing liabilities	199,369			219,332
Total liabilities	17,940,542			17,026,663

Preferred Stock	151,649			28,939
Common shareholders' equity	1,959,288			1,847,835
Webster Financial Corp. shareholders' equity	2,110,937			1,876,774
Total liabilities and equity	$20,051,479			$18,903,437
Tax-equivalent net interest income		149,319			147,086
Less: tax equivalent adjustments		(3,523)			(3,718)
Net interest income		$145,796			$143,368
Net interest margin			3.23%			3.36%

(a)	On a fully tax-equivalent basis.

(b)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.1% of total revenue for the three months ended March 31, 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.
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

	Three months ended March 31, 2013 vs. 2012 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans	$(7,018)	$7,338	$320
Loans held for sale	(154)	293	139
Investment securities	(6,537)	2,054	(4,483)
Total interest income	$(13,709)	$9,685	$(4,024)
Interest on interest-bearing liabilities:
Deposits	$(4,064)	$858	$(3,206)
Borrowings	(3,960)	714	(3,246)
Total interest expense	$(8,024)	$1,572	$(6,452)
Net change in net interest income	$(5,685)	$8,113	$2,428

Net interest income totaled $145.8 million for the three months ended March 31, 2013 compared to $143.4 million for the three months ended March 31, 2012, an increase of $2.4 million. The increase in net interest income during the three months ended March 31, 2013 was primarily related to an increase in average interest earning assets, partially offset by a decrease in the net interest margin. Average interest-earning assets for the year ended March 31, 2013 increased $1.0 billion from the year ended March 31, 2012. The net interest margin decreased 13 basis points from 3.36% for the three months ended March 31, 2012 to 3.23% for the three months ended March 31, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 30 basis points from 4.06% for the three months ended March 31, 2012 to 3.76% for the three months ended March 31, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans increased $749.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The loan portfolio yield decreased 23 basis points to 4.04% for the three months ended March 31, 2013 and comprised 64.83% of the average interest-earning assets at March 31, 2013, compared to the loan portfolio yield of 4.27% for the three months ended March 31, 2012 which comprised 64.40% of the average interest-earning assets at March 31, 2012. The decrease in the yield on the average loan portfolio is due to the repayment of higher yielding loans and the origination of lower yielding loans in a low interest rate environment.
The average securities portfolio increased $233.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The yield on investment securities decreased 43 basis points to 3.33% for the three months ended March 31, 2013 and comprised 33.40% of average interest-earning assets at March 31, 2013, compared to the yield on investment securities of 3.76% for the three months ended March 31, 2012, which comprised 34.05% of the average interest-earning assets at March 31, 2012. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in anticipation of declines in long-term interest rates and a protracted low rate environment.
Average deposits increased $781.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is due to a $400.9 million increase in non-interest bearing deposits and an increase of $380.5 million in interest-bearing deposits. The average cost of deposits decreased 11 basis points to 0.36% for the three months ended March 31, 2013 from 0.47% for the three months ended March 31, 2012. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposits to total interest-bearing deposits decreased to 21.2% for the three months ended March 31, 2013 from 24.6% for the three months ended March 31, 2012.
Average total borrowings increased $152.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is due to a $487.6 million increase in average Federal Home Loan Bank advances, partially offset by decreases of $260.0 million in average long-term debt and $75.1 million in securities sold under agreements to repurchase and other short-term borrowings. The increase in short-term borrowings is due to the replacement of long-term funding and a net increase in borrowings to fund growth in investments and to maintain a relatively neutral interest rate risk profile in this protracted low rate environment. The decrease in average long-term debt is due to the repayment of all the $102.6 million outstanding principal amount of Subordinated Fixed Rate Notes on January 15, 2013, which also resulted in reduction in the cost of long-term debt.

Provision for Loan and Lease Losses
The provision for loan and lease losses was $7.5 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively, a $3.5 million increase for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the level of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans and leases, net charge-offs and changes in the economic environment. At March 31, 2013, the allowance for loan and lease losses totaled $167.8 million or 1.40% of total loans and leases compared to $177.1 million or 1.47% of total loans and leases at December 31, 2012. For the three months ended March 31, 2013, total net charge-offs were $16.8 million compared to $27.2 million for the three months ended March 31, 2012.
See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income
Total non-interest income was $48.3 million for the three months ended March 31, 2013, an increase of $4.3 million from the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 is primarily attributable to growth in mortgage banking activities, increase in cash surrender value of life insurance policies and deposit service fees.

	Three months ended March 31,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent
Non-Interest Income:
Deposit service fees	$23,994	$23,363	$631	2.7%
Loan related fees	4,585	4,869	(284)	(5.8)
Wealth and investment services	7,766	7,221	545	7.5
Mortgage banking activities	7,031	4,383	2,648	60.4
Increase in cash surrender value of life insurance policies	3,384	2,517	867	34.4
Net gain on sale of investment securities	106	—	106	100.0
Other income	1,412	1,633	(221)	(13.5)
Total non-interest income	$48,278	$43,986	$4,292	9.8%
Deposit Service Fees. Deposit service fees were $24.0 million for the three months ended March 31, 2013, an increase of $0.6 million from the comparable period in 2012, primarily due to an increase in monthly account fees from volume growth, coupled with an increase in HSA debit card income driven by an increase in transaction volume.
Loan Related Fees. Loan related fees were $4.6 million for the three months ended March 31, 2013, a decrease of $0.3 million from the comparable period in 2012 due to a decreased volume of amendment fees and increased mortgage servicing right amortization, partially offset by a reduction in the related MSR reserve.
Wealth and Investment Services. Wealth and investment services income was $7.8 million for the three months ended March 31, 2013, an increase of $0.5 million from the comparable period in 2012 due primarily to an increase in income from Webster Investment Services driven by increased referral activity as a result of the Company's focus on relationship banking, as well as an increase in trust fees at the Private Bank.
Mortgage Banking Activities. Mortgage banking activities net revenue was $7.0 million for the three months ended March 31, 2013, an increase of $2.6 million from the comparable period in 2012. The $2.6 million increase is primarily due to the doubling of the loan originator sales force which resulted in originations of $229.0 million for three months ended March 31, 2013 compared to $131.4 million from the comparable period and the Company implementing a strategy of selling a higher percentage of conforming fixed-rate loans, combined with favorable pricing in the secondary markets. This increase was also a result of a positive fair value adjustment on mortgage banking derivatives.
Increase in Cash Surrender Value of Life Insurance Policies. Increase in cash surrender value of life insurance polices was $3.4 million for the three months ended March 31, 2013, an increase of $0.9 million from the comparable period in 2012 primarily due to $100 million of additional purchases in September 2012.
Other. Other non-interest income was $1.4 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease of $0.2 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to a write down of $1.5 million in the current quarter on a loan previously transferred to held for sale. This decrease was offset by positive fair value adjustments on treasury derivatives related to increased client swap activity as well as positive fair value adjustments to the Company's private equity funds for the three months ended March 31, 2013 from the comparable period in 2012.

Non-Interest Expense
Total non-interest expense was $125.5 million for the three months ended March 31, 2013, a decrease of $2.3 million from the three months ended March 31, 2012.

	Three months ended March 31,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$66,050	$68,619	$(2,569)	(3.7)%
Occupancy	12,879	12,882	(3)	—
Technology and equipment	15,353	15,582	(229)	(1.5)
Intangible assets amortization	1,242	1,397	(155)	(11)
Marketing	4,811	4,100	711	17.3
Professional and outside services	2,150	2,692	(542)	(20.1)
Deposit insurance	5,174	5,709	(535)	(9.4)
Other expense	17,876	16,832	1,044	6.2
Total non-interest expense	$125,535	$127,813	$(2,278)	(1.8)%
Compensation and Benefits. Compensation and benefits expense was $66.1 million for the three months ended March 31, 2013 a decrease of $2.6 million from the comparable period in 2012. The decrease is primarily due a decrease in incentive compensation coupled with a decrease in group insurance due to a decrease in claim volume.
Technology and Equipment. Technology and equipment expense was $15.4 million for the three months ended March 31, 2013, a decrease of $0.2 million from the comparable period in 2012. The decrease is primarily due to a decrease in depreciation, resulting from branch optimization offset by an increase in technology service contracts related to the Company's data center co-location initiative (i.e., the migration of IT applications to third-party hosted data centers).
Marketing. Marketing expense was $4.8 million for the three months ended March 31, 2013, an increase of $0.7 million from the comparable period in 2012. The increase is due to expanded branding of Company's facilities and programs.
Deposit Insurance. Deposit insurance was $5.2 million for the three months ended March 31, 2013, a decrease of $0.5 million from the comparable period in 2012. The reduction of underperforming assets supported by an increase in tier 1 equity resulted in a decrease to the FDIC insurance expense for the three months ended March 31, 2013 from March 2012.
Other. Other non-interest expense was $17.9 million for the three months ended March 31, 2013, an increase of $1.0 million from the comparable period in 2012 primarily attributable to an increases in service contracts, non-loan related broker fees, FHLB collateralizing fees and legal settlements.

Income Taxes
During the three months ended March 31, 2013 and 2012 Webster recognized income tax expense of $18.9 million and $16.6 million and an effective tax rate of 31.0% and 29.9%, respectively. The increase in the effective rate principally reflects the increase in estimated pre-tax income and a $0.7 million state tax benefit ($0.5 million, net of federal effects) recognized in the three months ended March 31, 2012 related to a net decrease in unrecognized tax benefits applicable to uncertain tax positions.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K.

Business Segment Results
Webster’s operations are divided into three reportable business segments that represent its core businesses – Commercial Banking, Community Banking and Other. Community Banking includes operating segments, Personal Bank and Business Banking and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.

At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units have been consolidated under the president and chief operating officer. This change results in a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, our ATM network) and Business Banking. This strategic choice organizes our business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
Webster’s business segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports which are prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
The following tables present the results for Webster’s business segments for the three months ended March 31, 2013 and 2012 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods then ended:

	Three months ended March 31,
(In thousands)	2013	2012(a)
Net income:
Commercial Banking	$19,818	$18,942
Community Banking	15,626	15,036
Other	3,202	2,522
Total Business Segments	38,646	36,500
Corporate and Reconciling	3,471	2,438
Net income attributable to Webster Financial Corporation	$42,117	$38,938
(a) Reclassified to conform to the 2013 presentation.
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
The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s ALCO Committee.

Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three months ended March 31, 2013 and 2012, 115.9% and 52.0% of the provision expense is specifically attributable to business segments.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment services, which includes government and institutional banking. Webster’s Commercial Banking group takes a direct relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking.
Commercial Banking Results:

	Three months ended March 31,
(In thousands)	2013	2012(a)
Net interest income	$51,160	$43,909
Provision (benefit) for loan and lease losses	2,001	(910)
Net interest income after provision	49,159	44,819
Non-interest income	4,832	6,893
Non-interest expense	25,270	24,693
Income before income taxes	28,721	27,019
Income tax expense	8,903	8,077
Net income	$19,818	$18,942
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At March 31, 2013	At December 31, 2012
Total assets	$5,100,138	$5,113,898
Total loans	5,043,979	5,037,307
Total deposits	2,645,559	2,633,327
Net interest income increased $7.3 million in the three months ended March 31, 2013 from the comparable period in 2012. The increase is primarily due to continuing lower cost of funds and greater loan and deposit volumes. The provision for loan and lease losses increased $2.9 million in the three months ended March 31, 2013 from the comparable period in 2012. Webster continues to provide for losses within the lending portfolios although the provision is below portfolio charge-offs. The change in provision is primarily for maintaining a reserve level that management deems adequate to cover inherent losses in the Commercial Banking portfolio. Commercial Banking continues to experience improvement in asset quality, including the levels of accruing delinquency, nonperforming and classified loans, which allows the overall loan loss coverage to decline. Non-interest income decreased $2.1 million in the three months ended March 31, 2013 from the comparable period in 2012, primarily due to less interest rate management services activity. Non-interest expense increased $0.6 million in the three months ended March 31, 2013, from the comparable period in 2012. The increase was primarily attributable to increased charges for corporate administration and other overhead costs. Loans increased $6.7 million from December 31, 2012 as loan growth was primarily flat due to loan production being pulled into the fourth quarter. Loan originations in the three months ended March 31, 2013 were $296.0 million compared to $413.7 million in the three months ended March 31, 2012. Total deposits increased $12.2 million for the period ended March 31, 2013, compared to December 31, 2012. Deposits are cyclically flat during this time period.

Community Banking
Community Banking serves consumer and small business customers primarily throughout southern New England and into Westchester County, New York. The business segment is comprised of the following reporting units: The Personal Bank, Business Banking and a Distribution network consisting of 168 banking centers and 294 ATMs, a Customer Care Center and a full range of Internet and mobile banking services.

The Personal Bank includes the following consumer products: Deposits and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans and credit cards. In addition, Webster Investment Services (“WIS”) offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers an array of insurance and investment products including stocks and bonds, mutual funds, annuities and managed accounts. Brokerage and online investing services are available for customers. At March 31, 2013, Webster had $2.4 billion of assets under administration in its strategic partnership with LPL compared to $2.3 billion at December 31, 2012.

These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).

Business Banking offers a suite of credit, deposit and cash flow management products targeted to businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended March 31,
(In thousands)	2013	2012(a)
Net interest income	$84,667	$83,708
Provision for loan and lease losses	6,713	3,069
Net interest income after provision	77,954	80,639
Non-interest income	30,561	27,659
Non-interest expense	85,869	86,850
Income before income taxes	22,646	21,448
Income tax expense	7,020	6,412
Net income	$15,626	$15,036
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At March 31, 2013	At December 31, 2012
Total assets	$7,625,455	$7,708,159
Total loans	6,635,825	6,668,712
Total deposits	10,157,396	10,188,750
Net interest income increased $1.0 million in the three months ended March 31, 2013 from the comparable period in 2012. The increase is primarily a result of growth in the Business Banking loan and deposit components of the balance sheet. The provision for loan and lease losses increased $3.6 million in the three months ended March 31, 2013 from the comparable period in 2012. Webster continues to provide for losses within the lending portfolios although the provision is below portfolio charge-offs. The change in provision is primarily due to management's evaluation of the level of inherent losses in this segment's existing book of business and management's belief in the adequacy of the overall reserve levels. The Business Banking loan portfolio has shown continued improvement in levels of accruing delinquencies and non-performing loans over the past year, however, classified loan levels remain elevated with the weak recovery in a sluggish economy. Non-interest income increased $2.9 million in the three months ended March 31, 2013 from the comparable period in 2012. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2012. This increased level of loan sales coupled with optimal pricing in the secondary markets resulted in significantly higher gains from loan sales. Also contributing were increases in other deposit related, investment service fees and credit card fee income. Non-interest expense decreased $1.0 million in the three months ended March 31, 2013 from the comparable period in 2012. The decrease is reflective of reduced branch staffing costs and the Company's continued focus on improving efficiencies through disciplined expense management.
Total loans decreased $32.9 million for the period ended March 31, 2013, compared to December 31, 2012. The net decrease in loans is primarily due to a higher percentage of residential mortgage loans sold into the secondary markets and continued prepayments of consumer loans. Loan originations in the three months ended March 31, 2013 were $594.2 million compared to $490.1 million in the three months ended March 31, 2012. Total Mortgage originations for the first quarter increased by $82.3 million or 28.1% over the same period last year. 61.0% of these loans were originated for sale in 2013 versus 44.8% in 2012. The overall decrease in Consumer loans was almost completely offset by an increase in Business Banking balances due to growth in loan originations from an expanded team of dedicated Business Bankers and Branch Managers who have recently completed Webster's Business Banking certification program. Business Banking loan originations during the first quarter were $72.9 million up 3.1% from the same period last year.
Total deposits decreased $31.4 million for the period ended March 31, 2013 compared to December 31, 2012 primarily due to due to runoff of maturing CD balances that was mostly offset by growth in Business Banking and Consumer core transaction balances.
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
Other Results:

	Three months ended March 31,
(In thousands)	2013	2012(a)
Net interest income	$9,288	$7,919
Benefit for loan and lease losses	(19)	(78)
Net interest income after provision	9,307	7,997
Non-interest income	8,145	7,133
Non-interest expense	12,811	11,533
Income before income taxes	4,641	3,597
Income tax expense	1,439	1,075
Net income	$3,202	$2,522
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At March 31, 2013	At December 31, 2012
Total assets	$292,353	$282,414
Total loans	270,540	259,835
Total deposits	1,623,178	1,454,129

Net interest income increased $1.4 million in the three months ended March 31, 2013 from the comparable period in 2012. Of the $1.4 million increase, $1.0 million was due to HSA deposit growth, account growth and pricing initiatives and a $0.3 million was due to higher loan and deposit balances for Private Banking for the period ended March 31, 2013. Non-interest income increased $1.0 million in three months ended March 31, 2013 from the comparable period in 2012. The increase in non-interest income is primarily due to primarily due to account growth. Non-interest expense increased $1.3 million in the three months ended March 31, 2013 from the comparable period in 2012, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.

Total loans increased $10.7 million due to loan growth in Private Banking. Loan originations in the three months ended March 31, 2013 were $29.3 million million an increase of 59.3% compared to $18.4 million in the three months ended March 31, 2012. Private Banking had approximately $1.99 billion of client assets under management and administration at March 31, 2013 compared to $1.95 billion at December 31, 2012. Total deposits increased $169.0 million for the period ended March 31, 2013 compared to December 31, 2012, primarily as a result of growth in HSA balances. At March 31, 2013 HSA had $432.5 million in linked brokerage accounts compared to $378.7 million at December 31, 2012.

Financial Condition
Webster had total assets of $20.1 billion at March 31, 2013 and December 31, 2012. Total loans and leases, net, of $11.8 billion, with allowance for loan and lease losses of $167.8 million at March 31, 2013 decreased $17.4 million when compared to total loans and leases, net, of $11.9 billion, with allowance for loan and lease losses of $177.1 million at December 31, 2012. Total deposits of $14.6 billion at March 31, 2013 increased $93.0 million when compared to total deposits of $14.5 billion at December 31, 2012. Non-interest-bearing deposits and interest-bearing deposits both increased 1.1% during the period. Webster’s loan-to-deposit ratio was 82.07% at March 31, 2013, compared to 82.78% at December 31, 2012 and 81.12% at March 31, 2012.
At March 31, 2013, total shareholders' equity of $2.1 billion increased $34.6 million when compared to total shareholders' equity of $2.1 billion at March 31, 2012. Changes in shareholders' equity for the three months ended March 31, 2013 consisted of increases for net income of $42.1 million and $1.4 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $8.5 million of dividends to common shareholders and $2.9 million of dividends to preferred shareholders. The quarterly cash dividend to common shareholders increased to $0.15 per common share on April 22, 2013 from $0.10 per common share since April 23, 2012. At March 31, 2013, the tangible common equity ratio was 7.35%, compared to 7.11% at March 31, 2012. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.

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
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At March 31, 2013, Webster Bank’s portfolio consisted primarily of agency MBS, agency CMOs and municipal securities in held-to-maturity and agency CMOs, agency MBS, CLO's and CMBS in available for sale. The Companys combined investment securities portfolio totaled $6.4 billion at March 31, 2013 compared to $6.2 billion at December 31, 2012, an increase of $185.7 million. Available for sale securities increased by $182.1 million, primarily due to new purchases of CLOs and CMBS securities, while the held-to-maturity portfolio increased by $3.6 million, primarily due to the purchases of longer duration agency MBS replacing certain agency CMOs and municipal securities. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2013 and 2012 was 3.33% and 3.76%, respectively.
During the first quarter of 2013, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about the European debt crisis, slowing momentum in the U.S. economy and additional monetary policy accommodation by the Federal Reserve kept market yields lower during the three months ended March 31, 2013. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Overall, these developments were generally positive for the investment securities portfolio.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At March 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Agency collateralized mortgage obligations (“CMOs”)	$1,131,178	$23,802	$(101)	$1,154,879	$—	$—	$1,154,879
Agency mortgage-backed securities (“MBS”)	1,270,845	17,636	(4,334)	1,284,147	—	—	1,284,147
Commercial mortgage-backed securities (“CMBS”)	389,521	39,514	(1,352)	427,683	—	—	427,683
Collateralized loan obligations ("CLOs")	248,070	829	(55)	248,844	—	—	248,844
Pooled trust preferred securities (1)	45,923	—	(15,453)	30,470	—	—	30,470
Single issuer trust preferred securities	51,225	—	(5,173)	46,052	—	—	46,052
Corporate debt	110,702	6,420	—	117,122	—	—	117,122
Equity securities-financial institutions (2)	6,307	2,734	—	9,041	—	—	9,041
Total available for sale	$3,253,771	$90,935	$(26,468)	$3,318,238	$—	$—	$3,318,238
Held-to-maturity:
Agency CMOs	$438,407	$—	$—	$438,407	$15,093	$—	$453,500
Agency MBS	1,931,928	—	—	1,931,928	75,576	(3,700)	2,003,804
Municipal bonds and notes	528,788	—	—	528,788	28,186	(155)	556,819
CMBS	199,516	—	—	199,516	15,796	(223)	215,089
Private Label MBS	12,530	—	—	12,530	309	—	12,839
Total held-to-maturity	$3,111,169	$—	$—	$3,111,169	$134,960	$(4,078)	$3,242,051

Total investment securities	$6,364,940	$90,935	$(26,468)	$6,429,407	$134,960	$(4,078)	$6,560,289

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at March 31, 2013.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at March 31, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate Debt	111,281	6,918	—	118,199	—	—	118,199
Equity securities-financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
The Company held $1.3 billion in investment securities that are in an unrealized loss position at March 31, 2013. Approximately $1.2 billion of this total had been in an unrealized loss position for less than twelve months while the remainder, $122.5 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $30.5 million at March 31, 2013. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell these securities before the recovery of its cost basis. During the three months ended March 31, 2013, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At March 31, 2013, one available for sale investment security valued at $3.8 million remains in non-accruing status. For additional information on the investment securities portfolio, see Note 2 - Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Loan and Lease Portfolio
The table below provides the Company's loan and lease portfolio composition for the following periods:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,238,306	26.9	$3,246,586	26.9
Construction	43,133	0.4	39,359	0.3
Total residential	3,281,439	27.3	3,285,945	27.2
Consumer:
Home equity loans	2,401,210	20.0	2,448,207	20.4
Liquidating portfolio	115,928	1.0	121,875	1.0
Other consumer	43,783	0.4	43,672	0.4
Total consumer loans	2,560,921	21.4	2,613,754	21.8
Commercial:
Commercial non-mortgage	2,407,754	20.1	2,409,816	20.0
Asset-based loans	545,421	4.5	505,425	4.2
Total commercial loans	2,953,175	24.6	2,915,241	24.2
Commercial real estate:
Commercial real estate	2,634,027	21.9	2,644,229	22.0
Commercial construction	132,205	1.1	114,309	1.0
Residential development	27,714	0.2	27,761	0.2
Total commercial real estate	2,793,946	23.2	2,786,299	23.2
Equipment financing loans and leases	400,252	3.3	414,783	3.4
Net unamortized premiums	5,927	0.1	6,254	0.1
Net deferred costs	6,372	0.1	6,420	0.1
Total loans and leases	$12,002,032	100.0	$12,028,696	100.0
Accrued interest receivable	35,885		35,360
Total recorded investment in loans and leases	$12,037,917		$12,064,056

Total residential loans were $3.3 billion at March 31, 2013, a decrease of $4.5 million from December 31, 2012. The decrease in the residential portfolio reflects loan payoffs and payments outpacing originations during the three months ended March 31, 2013. In line with balance sheet strategies, subsequent originations of these asset types are more frequently sold into the secondary markets since the second half of 2012.
Total consumer loans were $2.6 billion at March 31, 2013, a decrease of $52.8 million from December 31, 2012. The decrease is primarily due to continued high loan prepayments outpacing loan originations and line advances in the continuing portfolio and a reduction of $5.9 million in the liquidating consumer portfolio as a result of charge-offs taken during the three months ended March 31, 2013.
Total commercial loans were $3.0 billion at March 31, 2013, an increase of $37.9 million from December 31, 2012. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $227.5 million in commercial non-mortgage for the three months ended March 31, 2013. Asset-based loans increased $40.0 million from December 31, 2012, reflective of $39.0 million in advances during the three months ended March 31, 2013.
Commercial real estate loans were $2.8 billion at March 31, 2013, an increase of $7.6 million from December 31, 2012 as a result of the impact of fundings on existing lines and new originations of $111.4 million during the three months ended March 31, 2013.
Equipment financing loans and leases were $400.3 million at March 31, 2013, a decrease of $14.5 million from December 31, 2012. The decrease primarily reflects pay downs and payoffs outpacing originations.

Commercial Loans with Interest Reserves
At March 31, 2013 and December 31, 2012, there were 12 construction-related loans, employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $134.0 million and $124.3 million and the loans had outstanding balances of $69.2 million and $50.8 million at March 31, 2013 and December 31, 2012, respectively. Contractually committed interest reserves for this loan type totaled $4.7 million and $5.0 million at March 31, 2013 and December 31, 2012, respectively. Interest income of $0.5 million and $0.2 million was recognized during the three months ended March 31, 2013 and 2012, respectively. The 12 loans are performing under the original terms as of March 31, 2013.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. A project is subject to on-site inspections, as provided for in the loan agreement, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At March 31, 2013 and December 31, 2012, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.
Asset Quality
Management strives to maintain asset quality within established risk tolerance levels through its underwriting standards, servicing and management of loans. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality.
Key asset quality ratios for the following periods:

	At March 31, 2013	At December 31, 2012
Non-accrual and restructured loans as a percentage of total loans and leases	1.66%	1.62%
Non-performing assets as a percentage of:
Total assets	1.01	0.98
Total loans, leases and OREO	1.69	1.65
Net charge-offs as a percentage of average loans and leases (1)	0.56	0.68
Allowance for loan and lease losses as a percentage of total loans and leases	1.40	1.47
Allowance for loan and lease losses as a percentage of total non-performing loans and leases	84.42	90.93

Ratio of allowance for loans and lease losses to net charge-offs	2.50x	2.28x
(1) Calculated based on year to date net charge-offs, annualized, for the March 31, 2013 period.

Non-performing Assets
Additional information regarding Webster's lending-related non-performing assets for the periods presented:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$93,894	2.90	$94,723	2.90
Construction	817	1.89	817	2.08
Total residential	94,711	2.89	95,540	2.91
Consumer:
Home equity loans	48,231	2.01	49,402	2.02
Liquidating portfolio - home equity loans	7,323	6.32	8,133	6.67
Other consumer	139	0.32	135	0.31
Total consumer	55,693	2.18	57,670	2.21
Commercial:
Commercial non-mortgage	16,328	0.68	17,538	0.73
Commercial real estate:
Commercial real estate	24,435	0.93	15,634	0.59
Commercial construction	49	0.04	49	0.04
Residential development	4,793	17.3	5,043	18.2
Total commercial real estate	29,277	1.05	20,726	0.74
Equipment financing loans and leases	2,801	0.70	3,325	0.80
Total non-performing loans and leases (3)	$198,810	1.66	$194,799	1.62
Deferred costs and unamortized premiums	316		351
Total recorded investment in non-performing loans and leases	$199,126		$195,150

Total non-performing loans and leases (3)	$198,810		$194,799
Foreclosed and repossessed assets:
Residential and consumer	3,146		2,659
Commercial	1,399		723
Total foreclosed and repossessed assets	$4,545		$3,382
Total non-performing assets (4)	$203,355		$198,181

(1)	Loan balances by class of loan exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $118.5 million and $115.5 million at March 31, 2013 and December 31, 2012, respectively.

(4)	Excludes one non-accrual available for sale security of $3.8 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.
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
Interest on non-accrual loans at March 31, 2013 and 2012 that would have been recorded as additional interest income for the three months ended March 31, 2013 and 2012 had the loans been current in accordance with their original terms approximated $3.9 million and $4.5 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for information on the Company's policy for non-accrual loans.
The following table provides detail of non-performing loan and lease activity for the periods presented:

	Three months ended March 31,
(In thousands)	2013	2012
Non-performing loans and leases, beginning of period	$194,799	$188,079
New non-performing status (1)	48,495	75,194
Paydowns/draws on existing loans, net	(25,109)	(48,999)
Charge-offs	(16,447)	(33,378)
Other reductions	(2,928)	(2,631)
Non-performing loans and leases, end of period	$198,810	$178,265

(1)
Included in new non-performing status for the three months ended March 31, 2013 are $2.2 million of consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, primarily for residential and consumer loans. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate and equipment financing loans over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan, or at the fair value of collateral less estimated selling costs. To the extent that an impaired loan balance is collateral dependent, the Company determines the fair value of the collateral.
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
Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2013 and December 31, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.
At March 31, 2013, there were 1,830 impaired loans and leases with a recorded investment balance of $425.6 million, which included loans and leases of $267.5 million with an impairment allowance of $27.2 million. There were loans and leases of $276.5 million measured using the present value of expected cash flows and $149.1 million measured using the fair value of associated collateral. Approximately 53.4% of the $149.1 million of the collateral dependent loans at March 31, 2013 relied on current third party appraisals to assist in measuring impairment. At December 31, 2012, there were 1,932 impaired loans and leases with a recorded investment balance of $414.3 million, which included loans and leases of $261.1 million with an impairment allowance of $27.4 million. There were loans and leases of $293.7 million measured using the present value of expected cash flows and

$120.6 million measured using the fair value of associated collateral. Approximately 35.6% of the $120.6 million of the collateral dependent loans at December 31, 2012 relied on current third party appraisals to assist in measuring impairment.
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
The following tables provide detail of TDR balance and activity for the periods presented:

(In thousands)	At March 31, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$289,391	$288,578
Non-accrual status	118,455	115,583
Total recorded investment	$407,846	$404,161
Accruing TDRs performing under modified terms more than one year	59.4%	60.2%
TDR specific reserves included in the balance of allowance for loan losses	$27,165	$27,317
Additional funds committed to borrowers in TDR status (1)	2,651	3,263

	Three months ended March 31,
(In thousands)	2013	2012
TDRs, beginning of period	$404,161	$444,312
New TDR status (2)	18,165	15,677
Paydowns/draws on existing TDRs, net	(8,616)	(12,075)
Charge-offs post modification	(5,044)	(19,028)
Loan sales	—	(7,730)
Other reductions (3)	(820)	(10,606)
TDRs, end of period	$407,846	$410,550

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

(2)
Included in new TDR status for the three months ended March 31, 2013 are $2.2 million of consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDRs, regardless of delinquency status.

(3)	Other reductions include change in TDR status and transfers to OREO.

See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans
The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases for the periods presented:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$16,215	0.50	$24,826	0.76
Construction	356	0.83	356	0.91
Consumer:
Home equity loans	14,128	0.59	24,344	0.99
Liquidating portfolio - home equity loans	2,794	2.41	3,588	2.94
Other consumer	410	0.94	516	1.18
Commercial:
Commercial non-mortgage	3,788	0.16	2,769	0.11
Commercial real estate:
Commercial real estate	1,328	0.05	14,710	0.56
Equipment financing loans and leases	1,000	0.25	1,926	0.46
Total loans and leases past due 30-89 days	40,019	0.33	73,035	0.61
Past due 90 days or more accruing:
Commercial non-mortgage	—	—	346	0.01
Commercial real estate	—	—	891	0.03
Total loans and leases past due 90 days and accruing	—		1,237
Total loans and leases over 30 day delinquent loans	$40,019		$74,272

Deferred costs and unamortized premiums	139		214
Accrued interest	483		887
Total recorded investment over 30 day delinquent loans	$40,641		$75,373

(1)	Past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.

(2)
Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Probable losses are estimated based upon a quarterly review of the loan and lease portfolios, which include historic default and loss experience, specific problem loans, risk rating profiles, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Webster’s Credit Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management.
Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of March 31, 2013, actual results may prove different and the differences could be significant.

Webster’s methodology for assessing the appropriateness of the ALLL includes several key elements. Problem loans and leases are analyzed for specific reserves and segregated from the portfolio. The remaining loans and leases are segmented into pools with similar type and risk characteristics. Historic portfolio performance metrics are analyzed to support the segmentation and used in the loss estimation process. Analysis of metrics include risk ratings, historic delinquency trends, defaults and net loss trend information.
Probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and leases and for impaired loans and leases with specific reserves. The formula allowances are calculated by applying loss factors to the loan and lease pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans affect the calculation of the allowances. Loss factors are based on Webster’s default and loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following are considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, accrual status and current market conditions. Back-testing is performed by comparing original estimated losses to actual observed losses, resulting in ongoing refinements.
The ALLL incorporates the range of probable outcomes as part of the loss estimation process, as well as an estimate of risk not captured in quantitative modeling and methodologies. Examples include: imprecision in loss estimate methodologies, asset quality trends, changes in portfolio characteristics and loan mix, volatility in historic loss experience, uncertainty associated with industry trends, the economy and other pertinent external factors.
The table below provides, as of the dates indicated, an allocation of the allowance for loan and lease losses by loan type; however, allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

	At March 31,		At December 31,		At March 31,
	2013		2012		2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$27,891	0.85%	$29,474	0.90%	$32,039	0.90%
Consumer	50,369	1.97	54,254	2.08	64,263	2.00
Commercial	44,050	1.49	46,566	1.60	51,003	1.90
Commercial real estate	30,894	1.11	30,834	1.11	40,187	1.30
Equipment financing	3,636	0.91	4,001	0.96	7,796	0.90
Unallocated	11,000	—	12,000	—	15,000	—
Total ALLL	$167,840	1.40%	$177,129	1.47%	$210,288	1.61%

(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category.

At March 31, 2013, the allowance for loan and lease losses is $167.8 million, or 1.40% of the total loan portfolio, and 84.42% of total non-performing loans and leases. This compares with an allowance of $177.1 million, or 1.47% of the total loan and lease portfolio, and 90.93% of total non-performing loans and leases at December 31, 2012. Net charge-offs for the three months ended March 31, 2013 were $16.8 million and consisted of $2.7 million in net charge-offs for residential loans, $8.6 million for consumer loans, $2.7 million for commercial loans, $3.5 million for commercial real estate loans, and net recoveries of $0.7 million for equipment financing loans. Net charge-offs decreased by $10.4 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in net charge-off activity reflects lower levels of losses and recoveries of previous charged-off, coupled with improved portfolio performance and loan quality metrics for the three months ended March 31, 2013. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.
The reserve associated with loans and leases individually evaluated for impairment at March 31, 2013, decreased $229.0 thousand when compared to December 31, 2012 and decreased $5.5 million when compared to March 31, 2012. The reduction in the reserve is primarily due to the requirement to charge loans discharged in a Chapter 7 bankruptcy down to the fair value of the collateral less cost to sell along with the resolution of larger commercial credits through payoff or sale, offset by the addition of new commercial impaired loans.
As of March 31, 2013, the reserve allocated to the residential loan portfolio decreased $1.6 million and $4.1 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease is due to the decrease in delinquent and non-performing loans as well as a decrease in estimated forward looking losses and reduced impairment levels on modified loans.

The reserve allocated to the consumer portfolio at March 31, 2013 decreased $3.9 million and $13.9 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease is due to a reduction in the consumer loan balances and improved delinquency and nonaccrual trends. Net charge-offs decreased by $0.6 million for the three months ended March 31, 2013 and the forward looking loss projection continues to decline. The general reserve excludes loans classified as TDRs.
The reserve allocated to the commercial loan portfolio at March 31, 2013 decreased $2.5 million and $7.0 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease is due to improved risk profile driven primarily by loan growth, and improved classified and non-accrual trends due to payoffs and upgrades.
The reserve allocated to the commercial real estate portfolio at March 31, 2013 remained flat and decreased $9.3 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease from the prior year comparable period is due to the decline in classified loans due to payoffs which improved the risk profile as well as the estimated potential loss at March 31, 2013 as compared to March 31, 2012.
As of March 31, 2013, the reserve allocated to the equipment financing portfolio decreased $0.4 million and $4.2 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease is based on lower outstanding balances as well as improved credit metrics. There were reductions in delinquency, non-accrual and classified loans and leases during the quarter.
The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated portion of the ALLL at March 31, 2013 decreased $1.0 million and $4.0 million compared to December 31, 2012 and March 31, 2012, respectively. The decrease is due to continued improvement in the Company’s risk rating accuracy and overall improvements in credit risk management processes combined with improved commercial and consumer related economic factors during the periods.
Detail of activity in the Company's allowance for credit losses follows:

	Three months ended March 31,
(In thousands)	2013	2012
Beginning balance	$177,129	$233,487
Provision	7,500	4,000
Charge-offs:
Residential	(2,936)	(3,115)
Consumer	(10,407)	(10,051)
Commercial	(4,339)	(14,994)
Commercial real estate	(3,760)	(5,848)
Equipment financing	(87)	(634)
Total charge-offs	(21,529)	(34,642)
Recoveries:
Residential	250	141
Consumer	1,822	2,054
Commercial	1,599	1,800
Commercial real estate	241	1,100
Equipment financing	828	2,348
Total recoveries	4,740	7,443
Net charge-offs	(16,789)	(27,199)
Ending balance	$167,840	$210,288

Reserve for unfunded credit commitments:
Beginning balance	$5,662	$5,449
Provision	—	—
Benefit	(525)	(245)
Ending balance	$5,137	$5,204

A summary of net charge-offs to average outstanding loans and leases by category follows:

	Three months ended March 31,
	2013	2012
Net charge-offs (1)
Residential	0.33%	0.37%
Consumer	1.32	1.17
Commercial	0.37	2.16
Commercial real estate	0.51	0.80
Equipment financing	(0.73)	(1.50)
Total net charge-offs to total average loans and leases	0.56%	0.96%

(1) Calculated based on period to date net charge-offs, annualized.

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
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 168 banking centers within our primary market area.
Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $14.6 billion at March 31, 2013 as compared to $14.5 billion at December 31, 2012 and $13.9 billion at March 31, 2012. Deposits have increased most significantly for health savings accounts and non-interest bearing classifications. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Capital stock is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston. Based on requirements to hold a certain amount of capital stock for membership and for advances and other extensions of credit, Webster Bank was required to hold $83.2 million of FHLB stock on March 31, 2013 and $104.9 million on December 31, 2012. At March 31, 2013, Webster Bank had $108.2 million of capital stock invested in the FHLB. The FHLB most recently declared a cash dividend equal to an annual yield of 0.37% on March 4, 2013.
At March 31, 2013, Webster Bank had $50.7 million of capital stock invested in the Federal Reserve Bank (FRB). Webster is required to have FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. The FRB pays a dividend of 6% annualized.
Borrowings
Total borrowed funds, including long-term debt, was $3.2 billion at March 31, 2013 and December 31, 2012. Borrowings represented 15.7% and 16.1% of total assets at March 31, 2013 and December 31, 2012, respectively, and 16.2% of assets at March 31, 2012. See Note 7-Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings, Note 8-Federal Home Loan Bank Advances and Note 9-Long-term Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

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
Company Liquidity:
Webster’s primary sources of liquidity at the Company level are dividends from Webster Bank, investment income and net proceeds from borrowings, investment sales and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2012 Form 10-K. At March 31, 2013, there were $76.4 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $20.0 million in dividends during the three months ended March 31, 2013.
During the three months ended March 31, 2013 , a total of 4,723 shares of common stock were repurchased at a cost of approximately $101.5 thousand. Of the shares repurchased during 2013, all 4,723 were for employee compensation plans.
Webster Bank Liquidity:
Webster Bank's primary source of funding is deposits, consisting of demand, checking, savings, health savings accounts, money market deposits, time deposits and foreign deposits. On a consolidated basis, the Company’s gross loan to total deposit ratio was 82.1%.
At March 31, 2013 and December 31, 2012, FHLB advances outstanding totaled $1.9 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $0.7 billion and $0.5 billion at March 31, 2013 and December 31, 2012, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.7 billion at March 31, 2013 or used to collateralize other borrowings, such as repurchase agreements. At March 31, 2013, Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.6 billion. Alternatively, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.3 billion at March 31, 2013
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. At March 31, 2013, Webster Bank exceeded all regulatory requirements.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At March 31, 2013, Webster Bank was in full compliance with all applicable capital requirements and met the FDIC requirements for a “well capitalized” institution. On June 7, 2012, the FRB approved three proposals implementing the Basel III capital standards. The Basel III proposals could fundamentally change how banks calculate their regulatory capital requirements. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Company is still in the process of assessing the impacts of these complex proposals, however, we believe we will continue to exceed all estimated well capitalized regulatory requirements on a fully phased-in basis.
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

Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the three months ended March 31, 2013, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of March 31, 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options (i.e., caps, floors, puts and calls) and implicit options (i.e., prepayment and early withdrawal ability) require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, mortgage servicing rights and derivative mark to market adjustments.
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
Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere within this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points over a twelve month period starting March 31, 2013 and December 31, 2012 might have on Webster’s pre-tax, pre-provision earnings for the subsequent twelve month period, compared to earnings assuming no change in interest rates.

	-200bp	-100bp	+100bp	+200bp
March 31, 2013	N/A	N/A	0.3%	1.4%
December 31, 2012	N/A	N/A	(0.3)%	0.3%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario at both the end of 2012 and as of March 31, 2013 assumed a federal funds rate of 0.25%. The decrease in earnings at risk to higher rates since year end is primarily due to the sale of interest rate futures. As the federal funds rate was at 0.25% on March 31, 2013, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s net income for the subsequent twelve month period starting March 31, 2013 and December 31, 2012.

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2013	N/A	N/A	(1.6)%	(3.1)%	(7.7)%	(3.6)%	2.5%	5.1%
December 31, 2012	N/A	N/A	(2.2)%	(4.4)%	(7.4)%	(3.4)%	2.7%	5.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the Short End scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The decrease in earnings at risk to the short end of the yield curve moving up is primarily due to the sale of interest rate futures. The increase in earnings at risk to the long end of the yield curve moving down is due primarily to incrementally higher forecast of residential mortgage prepayment speeds. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at March 31, 2013 and December 31, 2012 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
March 31, 2013
Assets	$20,110,538	$20,062,780	N/A	$(396,402)
Liabilities	17,982,407	17,704,487	N/A	(395,188)
Total	$2,128,131	$2,358,293	N/A	$(1,214)
Net change as % base net economic value				(0.1)%
December 31, 2012
Assets	$20,146,765	$20,154,666	N/A	$(352,358)
Liabilities	18,053,235	17,912,452	N/A	(424,867)
Total	$2,093,530	$2,242,214	N/A	$72,509
Net change as % base net economic value				3.2%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.6 years at March 31, 2013. At the end of 2012, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to asset duration increasing from 1.6 years to 1.8 years driven primarily by lower forecast MBS prepayment speeds and liability duration declining from 2.5 years to 2.4 years driven primarily by deposit mix change.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2013 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
Impact of Inflation and Changing Prices
The Condensed Consolidated Financial Statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS
During the three months ended March 31, 2013, there were no material changes to the risk factors as previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” for the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
January 1-31, 2013	2,473	$20.41	4,000	$7.59	—	50,000,000
February 1-28, 2013	667	22.25	—	—	—	50,000,000
March 1-31, 2013	1,583	22.87	—	—	—	50,000,000
Total	4,723	$21.49	4,000	$7.59	—	50,000,000

(1)
The Company’s current stock repurchase program, which was reconfigured on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 4,316 shares repurchased during the three months ended March 31, 2013 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

(2)	Warrants to purchase common stock at an exercise price of $18.28 per share, listed on the NYSE under the symbol “WBS WS”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
The following tabular information supersedes the corresponding numerical disclosure set forth under the heading "Summary Compensation Table" in the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2013 (the "Proxy Statement"). The footnotes to such table continue to apply to the corresponding portions of the revised disclosure below. The columns which contain revised numerical disclosure are indicated by an asterisk. There were no summary compensation table adjustments for prior years. The revisions have no effect on the Company's financial statements, which valued long-term equity compensation in accordance with ASC Topic 718.
The valuations of stock awards and option awards in the Proxy Statement have been revised to reflect computation of the aggregate grant date fair value in accordance with FASB ASC Topic 718. The valuation of stock awards in the Proxy Statement reflected current market value, whereas ASC Topic 718 requires a forward looking valuation for the portion of performance shares based on total shareholder return compared to the Company's Compensation Peer Group. The valuation of option awards in the Proxy Statement reflected a fixed valuation ratio adopted by the Compensation Committee.

Name and Principal Position	Year	Salary ($)	Bonus ($)	* Stock Awards ($)	* Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	* Total ($)
James C. Smith Chairman and Chief Executive Officer	2012	879,800	—	1,071,805	1,315,864	1,059,279	699,100	757,685	5,783,533

Gerald P. Plush President and Chief Operating Officer	2012	535,000	—	445,672	547,138	450,898	5,300	227,964	2,211,972

Glenn I. MacInnes EVP and Chief Financial Officer	2012	400,000	—	230,467	282,960	301,000	—	20,091	1,234,518

Joseph J. Savage EVP, Commercial Banking	2012	330,500	—	203,480	249,833	291,518	40,400	91,289	1,207,020

Anne M. Slattery Former EVP, Retail Banking	2012	310,000	—	173,518	213,028	211,978	—	50,476	959,000

Jeffrey N. Brown Former EVP, Human Resources, Marketing and Communications	2012	257,372	50,000	219,011	209,550	140,398	54,900	158,140	1,089,371

The following tabular information supersedes the corresponding numerical disclosure set forth under the heading "Grant of Plan-Based Awards" in the Proxy Statement. The footnotes to such table continue to apply to the corresponding portions of the revised disclosure below. The column which contains revised numerical disclosure is indicated by an asterisk.

Name	Grant Date	* Grant Date Fair Value of Stock and Option Awards ($)
James C. Smith	2/22/2012	2,387,669
Gerald P. Plush	2/22/2012	992,810
Glenn I. MacInnes	2/22/2012	513,427
Joseph J. Savage	2/22/2012	453,313
Anne M. Slattery	2/22/2012	386,546
Jeffrey N. Brown	2/22/2012	428,561

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

4.1
Deposit Agreement, dated as December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depository, and the Holders of Depository Receipts (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2012 and incorporated herein by reference).

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 3, 2013	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: May 3, 2013	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2013	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
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

4.1
Deposit Agreement, dated as December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depository, and the Holders of Depository Receipts (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2012 and incorporated herein by reference).

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