Form 10-Q
period 2013-06-30
WEBSTER FINANCIAL CORP
filed 2013-08-01
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 30, 2013 was 90,274,593

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2013	At December 31, 2012
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$179,068	$252,283
Interest-bearing deposits	32,601	98,205
Securities available for sale, at fair value	3,257,360	3,136,160
Securities held-to-maturity (fair value of $3,174,148 and $3,264,718)	3,129,864	3,107,529
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	158,878	155,630
Loans held for sale	81,161	107,633
Loans and leases	12,246,293	12,028,696
Allowance for loan and lease losses	(163,442)	(177,129)
Loans and leases, net	12,082,851	11,851,567
Deferred tax asset, net	73,166	68,681
Premises and equipment, net	122,704	134,562
Goodwill	529,887	529,887
Other intangible assets, net	7,786	10,270
Cash surrender value of life insurance policies	423,598	418,293
Prepaid FDIC premiums	—	16,323
Accrued interest receivable and other assets	250,314	259,742
Total assets	$20,329,238	$20,146,765
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$2,956,320	$2,881,131
Interest-bearing	11,879,255	11,649,704
Total deposits	14,835,575	14,530,835
Securities sold under agreements to repurchase and other borrowings	1,213,349	1,076,160
Federal Home Loan Bank advances	1,627,517	1,827,612
Long-term debt	229,928	334,276
Accrued expenses and other liabilities	295,394	284,352
Total liabilities	18,201,763	18,053,235
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,352,918 and 90,735,596 shares	933	907
Paid-in capital	1,125,861	1,145,620
Retained earnings	1,023,243	1,000,427
Less: Treasury stock, at cost (3,648,844 and 5,772,006 shares)	(109,072)	(172,807)
Accumulated other comprehensive loss	(65,139)	(32,266)
Total shareholders' equity	2,127,475	2,093,530
Total liabilities and shareholders' equity	$20,329,238	$20,146,765
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$121,720	$121,379	$242,781	$242,120
Taxable interest and dividends on securities	42,197	45,662	84,454	91,550
Non-taxable interest on securities	5,625	6,935	11,753	13,915
Loans held for sale	551	657	1,188	1,155
Total interest income	170,093	174,633	340,176	348,740
Interest Expense:
Deposits	12,024	15,102	24,874	31,158
Securities sold under agreements to repurchase and other borrowings	5,184	5,360	10,239	9,794
Federal Home Loan Bank advances	4,007	4,426	8,546	8,990
Long-term debt	1,817	5,367	3,660	11,052
Total interest expense	23,032	30,255	47,319	60,994
Net interest income	147,061	144,378	292,857	287,746
Provision for loan and lease losses	8,500	5,000	16,000	9,000
Net interest income after provision for loan and lease losses	138,561	139,378	276,857	278,746
Non-interest Income:
Deposit service fees	24,622	23,719	48,616	47,082
Loan related fees	5,505	3,565	10,090	8,434
Wealth and investment services	8,920	7,249	16,686	14,470
Mortgage banking activities	5,888	3,624	12,919	8,007
Increase in cash surrender value of life insurance policies	3,448	2,561	6,832	5,078
Net gain on sale of investment securities	333	2,537	439	2,537
Other income	3,535	4,098	4,947	5,731
Total non-interest income	52,251	47,353	100,529	91,339
Non-interest Expense:
Compensation and benefits	65,768	63,587	131,818	132,206
Occupancy	11,837	12,578	24,716	25,460
Technology and equipment	15,495	16,021	30,848	31,603
Intangible assets amortization	1,242	1,397	2,484	2,794
Marketing	3,817	5,094	8,628	9,194
Professional and outside services	1,527	3,387	3,677	6,079
Deposit insurance	5,524	5,723	10,698	11,432
Other expense	18,394	19,392	36,270	36,224
Total non-interest expense	123,604	127,179	249,139	254,992
Income before income tax expense	67,208	59,552	128,247	115,093
Income tax expense	20,835	18,312	39,757	34,915
Net income	46,373	41,240	88,490	80,178
Preferred stock dividends	(2,639)	(615)	(5,525)	(1,230)
Net income available to common shareholders	$43,734	$40,625	$82,965	$78,948

Net income per common share:

Basic	$0.49	$0.46	$0.94	$0.90

Diluted	0.48	0.44	0.92	0.86
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$46,373	$41,240	$88,490	$80,178
Other comprehensive (loss) income, net of tax	(34,228)	2,567	(32,873)	16,326
Comprehensive income	$12,145	$43,807	$55,617	$96,504
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended June 30, 2013
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	88,490	—	—	88,490
Other comprehensive loss, net of tax	—	—	—	—	—	(32,873)	(32,873)
Dividends paid on common stock of $0.25 per share	—	—	—	(21,868)	—	—	(21,868)
Dividends paid on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	(1,230)
Dividends paid on series E preferred stock $848.89 per share	—	—	—	(4,295)	—	—	(4,295)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Exercise of stock options	—	—	(182)	—	559	—	377
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(169)	—	(169)
Stock-based compensation, net of tax effects	—	—	1,752	(2,026)	5,648	—	5,374
Issuance of common stock	—	26	(21,299)	(36,255)	57,697	—	169
Balance at June 30, 2013	$151,649	$933	$1,125,861	$1,023,243	$(109,072)	$(65,139)	$2,127,475

	Six months ended June 30, 2012
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$1,845,774
Net income	—	—	—	80,178	—	—	80,178
Other comprehensive income, net of tax	—	—	—	—	—	16,326	16,326
Dividends paid on common stock of $0.15 per share	—	—	—	(13,148)	—	—	(13,148)
Dividends paid on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	(1,230)
Common stock warrants repurchased	—	—	(337)	—	—	—	(337)
Exercise of stock options	—	—	(858)	—	1,280	—	422
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(1,677)	—	(1,677)
Stock-based compensation, net of tax effects	—	—	1,891	(2,704)	5,803	—	4,990
Issuance of common stock	—	—	250	—	—	—	250
Balance at June 30, 2012	$28,939	$907	$1,146,292	$928,523	$(129,235)	$(43,878)	$1,931,548
 See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2013	2012
Operating Activities:
Net income	$88,490	$80,178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	16,000	9,000
Deferred tax expense	13,614	18,341
Depreciation and amortization	52,719	51,768
Stock-based compensation	5,595	4,171
Excess tax benefits from stock-based compensation	(93)	(1,076)
Gain on sale, net of write-down, on foreclosed and repossessed assets	(534)	(1,484)
(Gain) loss on sale net of write-down on premises and equipment	(160)	173
Loss on fair value adjustment of alternative investments	284	257
Gain on fair value adjustment of derivative instruments	(160)	(217)
Net gain on the sale of available for sale securities	(439)	(2,537)
Increase in cash surrender value of life insurance policies	(6,832)	(5,078)
Gain from life insurance policies	(1,070)	—
Gain on sale of loans held for sale	(12,919)	(8,007)
Proceeds from sale of loans held for sale	470,323	310,640
Origination of loans held for sale	(435,315)	(329,690)
Net decrease (increase) in accrued interest receivable and other assets	80,044	(21,377)
Net decrease in accrued expenses and other liabilities	(23,552)	(9,462)
Net cash provided by operating activities	245,995	95,600
Investing Activities:
Net decrease in interest-bearing deposits	22,834	22,464
Purchases of available for sale securities	(631,271)	(634,113)
Proceeds from maturities and principal payments of available for sale securities	426,129	383,737
Proceeds from sales of available for sale securities	36,521	45,855
Purchases of held-to-maturity securities	(446,497)	(459,212)
Proceeds from maturities and principal payments of held-to-maturity securities	414,444	366,692
Net (purchase) sale of Federal Home Loan Bank and Federal Reserve Board stock	(3,248)	1,279
Net increase in loans	(252,613)	(364,202)
Proceeds from life insurance policies	1,768	—
Proceeds from the sale of foreclosed properties and repossessed assets	4,056	5,733
Proceeds from the sale of premises and equipment	1,169	887
Purchases of premises and equipment	(4,816)	(7,678)
Net cash used for investing activities	(431,524)	(638,558)
Financing Activities:
Net increase in deposits	304,740	317,902
Proceeds from Federal Home Loan Bank advances	1,925,000	1,826,265
Repayments of Federal Home Loan Bank advances	(2,125,083)	(1,549,064)
Net increase in securities sold under agreements to repurchase and other borrowings	137,189	38,672
Repayment of long-term debt	(102,579)	(74,901)
Cash dividends paid to common shareholders	(21,868)	(13,148)
Cash dividends paid to preferred shareholders	(5,525)	(1,230)
Exercise of stock options	377	422
Excess tax benefits from stock-based compensation	93	1,076
Issuance of common stock	169	250
Common stock repurchased	(169)	(1,677)
Common stock warrants repurchased	(30)	(337)
Net cash provided by financing activities	112,314	544,230

Net (decrease) increase in cash and due from banks	(73,215)	1,272
Cash and due from banks at beginning of period	252,283	195,957
Cash and due from banks at end of period	$179,068	$197,229

Supplemental disclosure of cash flow information:
Interest paid	$48,081	$64,831
Income taxes paid	21,620	9,793
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$3,988	$3,656
Transfer of loans from portfolio to loans-held-for-sale	248	6,816
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At June 30, 2013, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
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
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and therefore is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trust is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income. See Note 9 - Long-Term Debt.
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
Residential real estate and consumer loans are placed on non-accrual status at 90 days past due and a charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate and equipment finance loans are subject to a loan by loan review at 90 days past due to determine accrual status.
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
Allowance for Loan and Lease Losses (“ALLL”). The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loss activity, current portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans and leases; however, the entire allowance is available for any loan or lease that is charged off. A charge-off is recorded on a case-by-case basis when all or a portion of the loan or lease is deemed to be uncollectible. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity and the view of the regulatory authorities regarding loan classifications.
The Company’s allowance for loan and lease losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company.
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential and consumer loans. Commercial, commercial real estate and equipment financing loans and leases over a specific dollar amount and all troubled debt restructurings are evaluated individually for impairment. A loan identified as a Troubled Debt Restructuring ("TDR") is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is considered when determining the impaired reserve for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility risk grades. The changes in the reserve for unfunded credit commitments is reported as a component of other expense and the reserve is recorded within other liabilities.
Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through 1 fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loans sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
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
Recently Adopted Accounting Standards Updates
ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The ASU expands required disclosures of information related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (1) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (2) subject to an enforceable netting or other similar arrangement. The disclosures required by this amendment were applied retrospectively for all comparative periods presented. The amendments did not have a material impact on the Company's financial statements.
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

NOTE 2: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At June 30, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”)	988,928	15,696	(727)	1,003,897	—	—	1,003,897
Agency mortgage-backed securities (“MBS”)	1,362,955	11,549	(36,312)	1,338,192	—	—	1,338,192
Commercial mortgage-backed securities (“CMBS”)	411,544	29,489	(897)	440,136	—	—	440,136
Collateralized loan obligations ("CLOs")	277,657	825	(474)	278,008	—	—	278,008
Pooled trust preferred securities (1)	44,025	—	(13,810)	30,215	—	—	30,215
Single issuer trust preferred securities	51,267	—	(6,392)	44,875	—	—	44,875
Corporate debt securities	110,118	2,699	(146)	112,671	—	—	112,671
Equity securities - financial institutions (2)	6,307	2,859	—	9,166	—	—	9,166
Total available for sale	$3,253,001	$63,117	$(58,758)	$3,257,360	$—	$—	$3,257,360
Held-to-maturity:
Agency CMOs	401,617	—	—	401,617	12,112	(801)	412,928
Agency MBS	1,984,849	—	—	1,984,849	49,697	(37,413)	1,997,133
Municipal bonds and notes	486,862	—	—	486,862	17,165	(362)	503,665
CMBS	245,475	—	—	245,475	8,789	(5,167)	249,097
Private Label MBS	11,061	—	—	11,061	264	—	11,325
Total held-to-maturity	$3,129,864	$—	$—	$3,129,864	$88,027	$(43,743)	$3,174,148

Total investment securities	$6,382,865	$63,117	$(58,758)	$6,387,224	$88,027	$(43,743)	$6,431,508

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at June 30, 2013.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at June 30, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt securities	111,281	6,918	—	118,199	—	—	118,199
Equity securities - financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are set forth below:

	Available for Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$90	$93
Due after one year through five years	104,048	106,689	61,934	65,296
Due after five through ten years	127,779	128,197	128,176	133,913
Due after ten years	3,014,667	3,013,108	2,939,664	2,974,846
Total debt securities	$3,246,694	$3,248,194	$3,129,864	$3,174,148
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2013, the Company had $779.3 million carrying value of callable securities in its investment portfolio. The Company considers these factors in the evaluation of its effective duration and interest rate risk profile.
Securities with a carrying value totaling $2.6 billion at June 30, 2013 and $2.5 billion at December 31, 2012 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At June 30, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$128,352	$(520)	$11,192	$(207)	8	$139,544	$(727)
Agency MBS	982,732	(36,261)	3,065	(51)	88	985,797	(36,312)
CMBS	82,528	(897)	—	—	9	82,528	(897)
CLOs	125,206	(474)	—	—	9	125,206	(474)
Pooled trust preferred securities	—	—	30,215	(13,810)	8	30,215	(13,810)
Single issuer trust preferred securities	4,054	(91)	40,821	(6,301)	9	44,875	(6,392)
Corporate debt	23,981	(146)	—	—	1	23,981	(146)
Total available for sale in an unrealized loss position	$1,346,853	$(38,389)	$85,293	$(20,369)	132	$1,432,146	$(58,758)
Held-to-maturity:
Agency CMOs	18,657	(801)	—	—	1	18,657	(801)
Agency MBS	1,035,839	(37,413)	—	—	64	1,035,839	(37,413)
Municipal bonds and notes	18,263	(324)	2,166	(38)	25	20,429	(362)
CMBS	83,221	(5,167)	—	—	9	83,221	(5,167)
Total held-to-maturity in an unrealized loss position	$1,155,980	$(43,705)	$2,166	$(38)	99	$1,158,146	$(43,743)

Total investment securities in an unrealized loss position	$2,502,833	$(82,094)	$87,459	$(20,407)	231	$2,590,292	$(102,501)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$69,936	$(92)	$—	$—	4	$69,936	$(92)
Agency MBS	275,818	(1,098)	—	—	28	275,818	(1,098)
CMBS	14,947	(17)	20,909	(3,476)	2	35,856	(3,493)
CLOs	44,775	(225)	—	—	2	44,775	(225)
Pooled trust preferred securities	—	—	26,207	(19,811)	8	26,207	(19,811)
Single issuer trust preferred securities	—	—	44,415	(6,766)	9	44,415	(6,766)
Equity securities-financial institutions	144	(4)	—	—	1	144	(4)
Total available for sale in an unrealized loss position	$405,620	$(1,436)	$91,531	$(30,053)	54	$497,151	$(31,489)
Held-to-maturity:
Agency CMOs	18,741	(8)	—	—	1	18,741	(8)
Agency MBS	161,057	(474)	—	—	12	161,057	(474)
Municipal bonds and notes	5,990	(51)	2,858	(59)	11	8,848	(110)
Total held-to-maturity in an unrealized loss position	$185,788	$(533)	$2,858	$(59)	24	$188,646	$(592)

Total investment securities in an unrealized loss position	$591,408	$(1,969)	$94,389	$(30,112)	78	$685,797	$(32,081)
There were no additions to credit related OTTI for the three and six months ended June 30, 2013 or 2012. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2013. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMOs) – There were $727 thousand in unrealized losses in the Company’s investment in agency CMOs at June 30, 2013 compared to $92 thousand at December 31, 2012. The unrealized loss is attributed to certain securities that have exhibited higher short-term prepayment speeds than initially projected at purchase. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Agency mortgage-backed securities (MBS) – There were $36.3 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2013, compared to $1.1 million at December 31, 2012. The increase in unrealized losses is due to the impact of higher interest rates on low coupon holdings in mortgage-backed securities which resulted in a decrease in price during the current quarter. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Commercial mortgage-backed securities (CMBS) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $897 thousand at June 30, 2013, from $3.5 million at December 31, 2012. This decrease in unrealized loss is primarily the result of selling a $25 million position in a bond at a gain during the quarter. As of June 30, 2013 the unrealized loss is comprised of nine positions with small unrealized losses as a result of widening credit spreads and rising interest rates. Internal and external metrics are considered when evaluating potential OTTI on credit sensitive instruments. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Collateralized loan obligations (CLO) – There were $474 thousand in unrealized losses in the Company’s investment in collateralized loan obligations at June 30, 2013, compared to $225 thousand at December 31, 2012. The increase in unrealized losses is due to bid/ask spreads in this market. These securities have been stress tested and this unrealized loss does not signify any change in perceived credit quality. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Pooled trust preferred securities – The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are investment grade and below investment grade. At June 30, 2013, the fair value of the pooled trust preferred securities was $30.2 million, an increase of $4.0 million from $26.2 million at December 31, 2012. The increase in fair value results from a decrease in unrealized losses somewhat offset by principal payments received on one security. The unrealized losses in the Company's investment in pooled trust preferred securities were $13.8 million at June 30, 2013, a decrease of $6.0 million from $19.8 million at December 31, 2012. The decrease in unrealized losses was attributable to a tightening in credit spreads (12-month average used to discount cash flows), higher projected LIBOR rates and improved collateral performance. For the six months ended June 30, 2013, the Company recognized no other-than-temporary impairment ("OTTI") for these securities. An internal model is used to value the pooled trust preferred securities as similar rated holdings continue to reflect an inactive market. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pools is rated internally using the latest financial data on each institution with future deferrals, defaults and losses estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis as of June 30, 2013, management expects to fully recover the remaining amortized cost of those securities not deemed to be other than temporarily impaired. However, additional interest deferrals, defaults, or ratings changes could result in future OTTI charges.

The following table summarizes pertinent information that was considered by management in evaluating the Pooled Trust Preferred Securities portfolio for OTTI in the current reporting period:

Deal Name	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2013 (2)	Total OTTI thru June 30, 2013	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
(Dollars in thousands)
Security H	B	$3,487	$(1,178)	$2,309	B	$(352)	91.7%	7.5%
Security I	B	4,468	(1,520)	2,948	CCC	(365)	87.5%	17.2%
Security J	B	5,315	(2,027)	3,288	CCC	(806)	91.7%	10.4%
Security K	A	7,421	(2,447)	4,974	CCC	(2,040)	69.1%	33.5%
Security L	B	8,726	(3,061)	5,665	CCC	(867)	91.3%	13.2%
Security M	A	7,139	(3,045)	4,094	D	(4,926)	60.7%	34.6%
Security N	A	7,469	(532)	6,937	A	(1,104)	94.3%	10.4%
Pooled trust preferred securities		$44,025	$(13,810)	$30,215		$(10,460)
(1)For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.
(2)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Single issuer trust preferred securities - At June 30, 2013, the fair value of the single issuer trust preferred portfolio was $44.9 million, an increase of $0.5 million from the fair value of $44.4 million at December 31, 2012, attributable to improvements in credit and liquidity spreads. The gross unrealized loss of $6.4 million at June 30, 2013 is primarily attributable to changes in interest rates and wider credit spreads over the holding period of these securities. The single issuer portfolio consists of five investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
The following table summarizes pertinent information that was considered by management in evaluating the Single Issuer Trust Preferred Securities portfolio for OTTI in the current reporting period:

Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2013 (1)
(Dollars in thousands)
Security B	$6,912	$(1,024)	$5,888	BB
Security C	8,694	(1,094)	7,600	BBB
Security D	9,546	(1,146)	8,400	B
Security E	11,791	(964)	10,827	BBB
Security F	14,324	(2,164)	12,160	BBB
Single issuer trust preferred securities	$51,267	$(6,392)	$44,875
(1)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Corporate debt securities – There were unrealized losses of $146 thousand on the Company’s investment in senior corporate debt securities at June 30, 2013 compared to no unrealized losses at December 31, 2012. This is primarily attributable to a rise in the government treasuries which these types of securities use as a benchmark. The unrealized loss is for one position, which the company does not consider to be other-than-temporarily impaired at June 30, 2013.
Equity securities – There were no unrealized losses on the Company’s investment in equity securities at June 30, 2013, compared to $4 thousand at December 31, 2012. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at June 30, 2013. Unless otherwise noted, under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the six months ended June 30, 2013.
Agency CMOs – There were unrealized losses of $801 thousand on the Company’s investment in agency CMOs at June 30, 2013, compared to $8 thousand at December 31, 2012. This is due to one security with a lower coupon which has declined in price due to rising interest rates and lower coupons falling out of favor with many investors. The contractual cash flows for this investment are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $37.4 million at June 30, 2013, compared to $474 thousand at December 31, 2012. The increase was primarily due to the impact of higher interest rates on lower coupon mortgages. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Municipal bonds and notes – There were unrealized losses of $362 thousand on the Company’s investment in municipal bonds and notes at June 30, 2013 compared to $110 thousand at December 31, 2012. This increase is primarily the result of both wider credit spreads as well as higher benchmark interest rates. The municipal portfolio is primarily comprised of bank qualified bonds, over 95.6% with credit ratings of A or better.  These ratings do not consider prefunded municipal holdings to be rated AA. If this were the case, the percentage of holdings rated A or better would be 97.3%. In addition, the portfolio is comprised of 84.8% general obligation bonds, 14.8% revenue bonds and 0.4% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
CMBS – There were unrealized losses of $5.2 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at June 30, 2013 compared to no unrealized losses at December 31, 2012. As of June 30, 2013, the unrealized loss is comprised of nine positions that have unrealized losses as a result of widening credit spreads and rising interest rates. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Private Label MBS - There were no unrealized losses on the Company's investment in residential mortgage-backed securities issued by entities other than government agencies at June 30, 2013 or December 31, 2012. The Company does not consider these securities to be other-then-temporarily impaired at June 30, 2013.

The following table summarizes the proceeds from the sale of available for sale securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Available for sale:
Agency CMOs	$—	$28,498	$—	$28,498
Agency MBS	—	—	11,771	—
CMBS	24,750	16,284	24,750	16,284
Equity securities	—	1,073	—	1,073
Proceeds from sales of available for sale securities	$24,750	$45,855	$36,521	$45,855

There were no realized losses or OTTI recognized from the sale of available for sale securities for the three and six months ended June 30, 2013 and 2012. The following table summarizes realized gains recognized from the sale of available for sale securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Available for sale:
Agency CMOs	$—	$893	$—	$893
Agency MBS	—	—	106	—
CMBS	333	1,235	333	1,235
Equity securities	—	409	—	409
Net gain on the sale of available for sale securities	$333	$2,537	$439	$2,537

Alternative Investments - In addition to investment securities, the Company has investments in certain non-public funds, which include private equity funds, SBIC equity funds and preferred share ownership in other equity ventures. These alternative investments, which totaled $12.6 million at June 30, 2013 and $12.1 million at December 31, 2012, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority are held at cost, while some are carried at net asset value, which due to the illiquidity of these funds are classified in Level 3 of the fair value hierarchy. See a further discussion of fair value in Note 14 - Fair Value Measurements. The Company recognized losses of $20 thousand and $284 thousand for the three and six months ended June 30, 2013, respectively, and a gain of $503 thousand and a loss of $257 thousand for the three and six months ended June 30, 2012, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the principal amounts of loans and leases outstanding net of unamortized premiums, discounts, deferred fees/costs, plus accrued interest ("recorded investment") by portfolio segment:

	At June 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,313,833	$2,557,719	$3,107,269	$2,866,814	$400,658	$12,246,293
Accrued interest	10,147	7,855	10,953	7,733	—	36,688
Recorded investment	$3,323,980	$2,565,574	$3,118,222	$2,874,547	$400,658	$12,282,981
Recorded investment: individually evaluated for impairment	$146,486	$53,706	$64,078	$148,613	$385	$413,268
Recorded investment: collectively evaluated for impairment	$3,177,494	$2,511,868	$3,054,144	$2,725,934	$400,273	$11,869,713

	At December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Loans and Leases:
Ending balance (1)	$3,291,724	$2,630,867	$2,903,733	$2,783,061	$419,311	$12,028,696
Accrued interest	10,271	8,095	9,453	7,541	—	35,360
Recorded investment	$3,301,995	$2,638,962	$2,913,186	$2,790,602	$419,311	$12,064,056
Recorded investment: individually evaluated for impairment	$146,944	$54,793	$69,426	$154,978	$1,980	$428,121
Recorded investment: collectively evaluated for impairment	$3,155,051	$2,584,169	$2,843,760	$2,635,624	$417,331	$11,635,935

(1)	The ending balance includes net deferred fees and unamortized premiums of $12.5 million and $12.7 million at June 30, 2013 and December 31, 2012, respectively.
At June 30, 2013, the Company had pledged $5.5 billion of eligible loan collateral to support available borrowing capacity at the FHLB of Boston and the Federal Reserve discount window.

Loans and Leases Portfolio Aging. The following tables summarize the recorded investment of the Company’s loans and leases portfolio aging by class:

	At June 30, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$10,779	$5,511	$—	$93,406	$109,696	$3,164,877	$3,274,573
Construction	—	—	—	926	926	48,481	49,407
Consumer:
Home equity loans	11,248	4,566	—	44,718	60,532	2,341,508	2,402,040
Liquidating portfolio-home equity loans	1,489	462	—	7,636	9,587	103,837	113,424
Other consumer	310	119	—	87	516	49,594	50,110
Commercial:
Commercial non-mortgage	4,795	6,265	1,002	17,266	29,328	2,495,248	2,524,576
Asset-based loans	—	—	—	—	—	593,646	593,646
Commercial real estate:
Commercial real estate	1,426	649	555	16,568	19,198	2,681,289	2,700,487
Commercial construction	—	—	—	49	49	147,192	147,241
Residential development	—	740	—	4,445	5,185	21,634	26,819
Equipment financing	510	274	—	1,852	2,636	398,022	400,658
Total	$30,557	$18,586	$1,557	$186,953	$237,653	$12,045,328	$12,282,981

	At December 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due	Current	Total Loans and Leases
Residential:
1-4 family	$16,955	$8,250	$—	$94,853	$120,058	$3,142,220	$3,262,278
Construction	—	360	—	823	1,183	38,535	39,718
Consumer:
Home equity loans	17,745	6,993	—	49,516	74,254	2,396,944	2,471,198
Liquidating portfolio-home equity loans	2,063	1,626	—	8,200	11,889	111,760	123,649
Other consumer	338	195	—	135	668	43,446	44,114
Commercial:
Commercial non-mortgage	2,248	552	347	17,547	20,694	2,386,775	2,407,469
Asset-based loans	—	—	—	—	—	505,717	505,717
Commercial real estate:
Commercial real estate	1,081	13,784	910	15,658	31,433	2,617,213	2,648,646
Commercial construction	—	—	—	49	49	114,097	114,146
Residential development	—	—	—	5,044	5,044	22,766	27,810
Equipment financing	1,593	333	—	3,325	5,251	414,060	419,311
Total	$42,023	$32,093	$1,257	$195,150	$270,523	$11,793,533	$12,064,056
Loans and Leases on Non-accrual Status. When placed on non-accrual status, the accrual of interest is discontinued and any unpaid accrued interest is reversed and charged against interest income. Residential and consumer loans are placed on non-accrual status after 90 days past due or at the date when the Company is notified that the borrower is discharged in bankruptcy. All commercial and commercial real estate loans and equipment financing leases are subject to a detailed review when 90 days past due or when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status.
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2013 and 2012, had the loans and leases been current in accordance with their original terms, totaled $5.7 million and $8.6 million and $3.8 million and $7.2 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	Three months ended June 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$27,891	$50,369	$44,050	$30,894	$3,636	$11,000	$167,840
Provision (benefit) charged to expense	657	4,360	4,895	(479)	(933)	—	8,500
Losses charged off	(2,112)	(7,331)	(6,156)	(2,510)	(4)	—	(18,113)
Recoveries	440	2,261	1,058	552	904	—	5,215
Balance, end of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Ending balance: individually evaluated for impairment	$14,010	$3,506	$880	$3,522	$—	$—	$21,918
Ending balance: collectively evaluated for impairment	$12,866	$46,153	$42,967	$24,935	$3,603	$11,000	$141,524

	Three months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,039	$64,263	$51,003	$40,187	$7,796	$15,000	$210,288
Provision (benefit) charged to expense	3,840	6,621	1,763	(2,661)	(3,313)	(1,250)	5,000
Losses charged off	(3,952)	(11,349)	(5,676)	(1,066)	(165)	—	(22,208)
Recoveries	136	2,702	1,678	46	1,115	—	5,677
Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757
Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070
Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

	Six months ended June 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,760	9,060	5,119	3,100	(2,039)	(1,000)	16,000
Losses charged off	(5,048)	(17,738)	(10,495)	(6,270)	(91)	—	(39,642)
Recoveries	690	4,083	2,657	793	1,732	—	9,955
Balance, end of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Ending balance: individually evaluated for impairment	$14,010	$3,506	$880	$3,522	$—	$—	$21,918
Ending balance: collectively evaluated for impairment	$12,866	$46,153	$42,967	$24,935	$3,603	$11,000	$141,524

	Six months ended June 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	4,288	11,096	5,279	(2,739)	(6,174)	(2,750)	9,000
Losses charged off	(7,067)	(21,400)	(20,670)	(6,914)	(799)	—	(56,850)
Recoveries	277	4,756	3,478	1,146	3,463	—	13,120
Balance, end of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757
Ending balance: individually evaluated for impairment	$17,086	$4,568	$5,761	$5,652	$3	$—	$33,070
Ending balance: collectively evaluated for impairment	$14,977	$57,669	$43,007	$30,854	$5,430	$13,750	$165,687

Impaired Loans and Leases. The following tables summarize impaired loans and leases by class:

	At June 30, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$162,021	$146,226	$23,327	$122,900	$14,005
Construction	446	260	156	103	5
Consumer:
Home equity loans	55,281	46,931	24,003	22,929	2,947
Liquidating portfolio-home equity loans	8,749	6,775	3,839	2,936	559
Commercial:
Commercial non-mortgage	69,357	64,078	35,871	28,206	880
Commercial real estate:
Commercial real estate	127,285	122,226	70,144	52,082	3,404
Commercial construction	—	—	—	—	—
Residential development	13,694	12,764	4,833	7,932	118
Equipment financing	423	385	290	95	—
Totals:
Residential	162,467	146,486	23,483	123,003	14,010
Consumer	64,030	53,706	27,842	25,865	3,506
Commercial	69,357	64,078	35,871	28,206	880
Commercial real estate	140,979	134,990	74,977	60,014	3,522
Equipment financing	423	385	290	95	—
Total	$437,256	$399,645	$162,463	$237,183	$21,918

	At December 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$160,490	$146,683	$24,267	$122,416	$14,726
Construction	446	261	156	105	5
Consumer:
Home equity loans	56,815	47,755	23,967	23,788	2,960
Liquidating portfolio-home equity loans	11,788	7,038	3,663	3,375	651
Commercial:
Commercial non-mortgage	90,627	69,426	21,942	47,484	6,423
Commercial real estate:
Commercial real estate	123,861	121,193	65,212	55,981	2,572
Commercial construction	7,177	7,185	7,185	—	—
Residential development	13,444	12,771	5,029	7,742	111
Equipment financing	2,357	1,980	1,781	199	1
Totals:
Residential	160,936	146,944	24,423	122,521	14,731
Consumer	68,603	54,793	27,630	27,163	3,611
Commercial	90,627	69,426	21,942	47,484	6,423
Commercial real estate	144,482	141,149	77,426	63,723	2,683
Equipment financing	2,357	1,980	1,781	199	1
Total	$467,005	$414,292	$153,202	$261,090	$27,449

The following table summarizes average recorded investment and interest income recognized by class of impaired loans and leases:

		Three months ended	Six months ended		Three months ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012	June 30, 2012
(In thousands)	Average Recorded Investment	Total Interest Income	Total Interest Income	Average Recorded Investment	Total Interest Income	Total Interest Income
Residential:
1-4 family	$146,455	$1,563	$3,037	$135,902	$1,361	$2,751
Construction	261	—	2	118	2	2
Consumer:
Home equity loans	47,343	578	1,149	30,592	352	703
Liquidating portfolio-home equity loans	6,907	119	237	5,071	64	131
Other consumer	—	—	—	3	—	—
Commercial:
Commercial non-mortgage	66,752	685	1,393	93,846	1,073	2,205
Asset-based loans	—	—	—	1,029	—	—
Commercial real estate:
Commercial real estate	121,710	1,165	2,566	163,422	1,250	2,442
Commercial construction	3,593	67	134	7,350	72	146
Residential development	12,768	95	187	14,360	82	171
Equipment financing	1,183	6	13	3,221	9	23
Totals:
Residential	146,716	1,563	3,039	136,020	1,363	2,753
Consumer	54,250	697	1,386	35,666	416	834
Commercial	66,752	685	1,393	94,875	1,073	2,205
Commercial real estate	138,071	1,327	2,887	185,132	1,404	2,759
Equipment financing	1,183	6	13	3,221	9	23
Total	$406,972	$4,278	$8,718	$454,914	$4,265	$8,574
Of the total interest income recognized for the residential and consumer portfolios, $0.9 million and $1.8 million and $0.4 million and $0.7 million of interest income was recognized on a cash basis method of accounting for the three and six months ended June 30, 2013 and 2012, respectively.
Credit Risk Management. The Company has certain credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and reviews reports related to loan production, loan quality, concentration of credit, loan delinquencies, and non-performing and potential problem loans.
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
Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or interim loan commitments from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third-party professionals and internal staff.
To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value and the borrower’s debt to income level and are also influenced by regulatory requirements.
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grading system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings and 7 through 10 are criticized as defined by the regulatory agencies. The rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlook, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information for all pass rated loans to review the accuracy of the risk grade on at least an annual basis. Criticized loans are assigned to undergo reviews and enhanced monitoring of the underlying borrowers.
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
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012
(1) - (6) Pass	$2,885,779	$2,701,061	$2,714,549	$2,588,987	$376,433	$381,304
(7) Special Mention	90,482	43,856	25,702	56,023	9,501	12,893
(8) Substandard	139,644	167,485	133,826	143,904	14,724	25,114
(9) Doubtful	2,317	784	470	1,688	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,118,222	$2,913,186	$2,874,547	$2,790,602	$400,658	$419,311
For residential and consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products (“current LTV”). The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for Metropolitan Statistical Areas (“MSA”). The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$272,922	$288,578
Non-accrual status	118,208	115,583
Total recorded investment	$391,130	$404,161
Accruing TDRs performing under modified terms more than one year	57.4%	60.2%
TDR specific reserves included in the balance of allowance for loan and lease losses	$21,882	$27,317
Additional funds committed to borrowers in TDR status (1)	5,854	3,263

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the three and six months ended June 30, 2013 and 2012, Webster charged off $9.1 million and $14.1 million and $4.5 million and $23.5 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following tables provide information on loans and leases modified as TDRs in the period:

	Three months ended June 30,
	2013				2012
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	40	$7,845	$7,845	3.9%	26	$4,768	$4,768	3.4%
Construction	—	—	—	—	1	104	104	6.9
Consumer:
Home equity loans	28	1,581	1,581	4.3	15	1,319	1,319	4.0
Liquidating portfolio-home equity loans	4	345	345	4.4	2	35	35	9.2
Commercial:
Commercial non-mortgage	7	7,300	7,300	7.4	13	5,758	5,758	7.4
Commercial real estate:
Commercial real estate	1	38	38	4.5	2	2,167	2,167	4.9
Residential development	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	4	142	142	7.6
Total TDRs	80	$17,109	$17,109	5.4%	63	$14,293	$14,293	5.4%

	Six months ended June 30,
	2013				2012
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	72	$14,258	$14,258	3.9%	50	$8,828	$8,828	3.7%
Construction	—	—	—	—	1	104	104	6.9
Consumer:
Home equity loans	65	3,978	3,978	4.2	27	2,272	2,272	4.0
Liquidating portfolio-home equity loans	9	434	434	5.0	4	35	35	9.1
Commercial:
Commercial non-mortgage	10	8,188	8,188	7.1	25	16,986	16,986	7.2
Commercial real estate:
Commercial real estate	3	11,713	11,713	2.7	3	2,412	2,412	5.0
Residential development	2	189	189	5.3	—	—	—	—
Equipment financing	—	—	—	—	7	342	342	7.2
Total TDRs	161	$38,760	$38,760	4.3%	117	$30,979	$30,979	5.8%
TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions.The following tables provide information on how loans and leases were modified as TDRs in the period:

	Three months ended June 30,
	2013					2012
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$1,615	$493	$2,722	$3,015	$7,845	$398	$723	$1,160	$2,487	$4,768
Construction	—	—	—	—	—	—	—	104	—	104
Consumer:
Home equity loans	467	—	133	981	1,581	891	—	249	179	1,319
Liquidating portfolio-home equity loans	80	—	—	265	345	35	—	—	—	35
Commercial:
Commercial non-mortgage	7,018	—	282	—	7,300	287	—	—	5,471	5,758
Commercial real estate:
Commercial real estate	38	—	—	—	38	2,068	—	—	99	2,167
Residential development	—	—	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	142	—	—	—	142
Total TDRs	$9,218	$493	$3,137	$4,261	$17,109	$3,821	$723	$1,513	$8,236	$14,293

	Six months ended June 30,
	2013					2012
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$2,520	$1,234	$6,071	$4,433	$14,258	$1,030	$1,006	$3,564	$3,228	$8,828
Construction	—	—	—	—	—	—	—	104	—	104
Consumer:
Home equity loans	575	154	1,217	2,032	3,978	955	107	887	323	2,272
Liquidating portfolio-home equity loans	80	—	—	354	434	35	—	—	—	35
Commercial:
Commercial non-mortgage	7,520	—	629	39	8,188	314	—	286	16,386	16,986
Commercial real estate:
Commercial real estate	38	—	11,675	—	11,713	2,068	—	245	99	2,412
Residential development	189	—	—	—	189	—	—	—	—	—
Equipment financing	—	—	—	—	—	142	—	40	160	342
Total TDRs	$10,922	$1,388	$19,592	$6,858	$38,760	$4,544	$1,113	$5,126	$20,196	$30,979

(1)	Includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy (2013 only), and/or other concessions.
The Company’s loan and lease portfolio at June 30, 2013 included eleven loans with an A Note/B Note structure, with a combined recorded investment of $38.5 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $17.3 million. TDR classification has been removed from two A Notes with the combined recorded investment of $13.7 million, as the borrowers passed the minimum compliance with the modified terms requirements. The restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Of the eleven A Notes, eight are on accrual status as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.

The following tables provide information on loans and leases modified as a TDR within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	3	$622	2	$441
Consumer:
Home equity loans	—	—	2	535
Liquidating portfolio-home equity loans	2	81	—	—
Commercial:
Commercial non-mortgage	—	—	—	—
Commercial real estate:
Commercial real estate	1	2,561	—	—
Total	6	$3,264	4	$976

	Six months ended June 30,
	2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	5	$989	2	$441
Consumer:
Home equity loans	3	38	2	535
Liquidating portfolio-home equity loans	2	81	—	—
Commercial:
Commercial non-mortgage	—	—	—	—
Commercial real estate:
Commercial real estate	1	2,561	—	—
Total	11	$3,669	4	$976

The recorded investment in commercial, commercial real estate and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2013	At December 31, 2012
(1) - (6) Pass	$60,582	$56,661
(7) Special Mention	4,745	—
(8) Substandard	125,211	143,903
(9) Doubtful	401	1,860
(10) Loss	—	—
Total	$190,939	$202,424

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
The Company sold residential loans totaling $217.0 million and $444.4 million for the three and six months ended June 30, 2013, respectively, and $165.3 million and $298.9 million for the three and six months ended June 30, 2012, respectively. Servicing rights were retained on $210.1 million and $430.3 million and on $160.0 million and $291.4 million of the residential loans sold for the three and six months ended June 30, 2013 and 2012, respectively. In addition, the Company sold commercial loans totaling $3.0 million and $13.0 million for the three and six months ended June 30, 2013, respectively, and $3.7 million for both the three and six months ended June 30, 2012.
The net gain on the sale of residential loans of $6.5 million and $13.2 million and $3.6 million and $8.0 million for the three and six months ended June 30, 2013 and 2012, respectively, and commercial loan sale losses of $651 thousand and $315 thousand for the three and six months ended June 30, 2013, respectively, and gains of $15 thousand and $33 thousand for the three and six months ended June 30, 2012, respectively, are included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
Mortgage Servicing Rights
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are initially recognized at fair value. See a further discussion of fair value in Note 14 - Fair Value Measurements.
The Company serviced consumer loans for others totaling $2.2 billion at June 30, 2013 and $2.1 billion at December 31, 2012. Loan servicing fees, net of mortgage servicing right amortization, was $0.7 million and $2.1 million and $0.5 million and $1.2 million for the three and six months ended June 30, 2013 and 2012, respectively, and is included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

NOTE 5: Goodwill and Other Intangible Assets
The following tables set forth the carrying values of goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	At June 30, 2013	At December 31, 2012
Balances not subject to amortization:
Goodwill allocated to business segments:
Community Banking	$516,560	$516,560
Other (HSA Bank)	13,327	13,327
Goodwill	529,887	529,887
Balances subject to amortization:
Core deposits allocated to business segments:
Community Banking	7,786	10,270
Total goodwill and other intangible assets	$537,673	$540,157

The gross carrying value and accumulated amortization of other intangible assets and the reporting unit to which they relate are as follows:

	At June 30, 2013			At December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits
Community Banking	$49,420	$(41,634)	$7,786	$49,420	$(39,150)	$10,270
Other (HSA Bank)	—	—	—	4,699	(4,699)	—
Total	$49,420	$(41,634)	$7,786	$54,119	$(43,849)	$10,270
Amortization of intangible assets for the three and six months ended June 30, 2013 and 2012, totaled $1.2 million and $2.5 million and $1.4 million and $2.8 million, respectively. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any future impairment or change in estimated useful lives, is summarized below for the current full year and for each of the next three years:

(In thousands)
Years ending December 31,
2013	$4,919
2014	2,685
2015	1,523
2016	1,143
Goodwill is not amortized and is required to be tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Webster annually tests its goodwill for impairment as of August 31st. There was no impairment indicated as a result of the Step 1 test performed August 31, 2012, as the estimated fair value for the reporting units that carry goodwill exceeded their corresponding carrying values. There were no circumstances identified during the six months ended June 30, 2013 that would require reassessment of the carrying value of goodwill.

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2013	At December 31, 2012
Non-interest-bearing:
Demand	$2,956,320	$2,881,131
Interest-bearing:
Checking	1,917,356	1,810,040
Health savings accounts	1,471,149	1,269,727
Money market	2,267,463	2,205,072
Savings	3,882,691	3,819,713
Time deposits	2,340,596	2,545,152
Total interest-bearing	11,879,255	11,649,704
Total deposits	$14,835,575	$14,530,835

Demand deposit overdrafts reclassified as loan balances	$1,581	$1,654

At June 30, 2013, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) were as follows:

(In thousands)
Years ending December 31:
2013	$786,554
2014	831,277
2015	370,275
2016	196,290
2017	66,263
Thereafter	89,937
Total time deposits	$2,340,596
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At June 30, 2013	At December 31, 2012
Interest-bearing checking obtained through brokers	$50,699	$43,693
Time deposits obtained through brokers	149,408	126,299
Total brokered deposits	$200,107	$169,992

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At June 30, 2013	At December 31, 2012
Securities sold under agreements to repurchase:
Original maturity of one year or less	$320,349	$326,160
Callable at the option of the counterparty	200,000	300,000
Non-callable	450,000	450,000
	970,349	1,076,160
Other borrowings:
Federal funds purchased	243,000	—
Total securities sold under agreements to repurchase and other borrowings	$1,213,349	$1,076,160
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

NOTE 8: Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank are summarized as follows:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Total Outstanding	Weighted Average Contractual Coupon Rate	Total Outstanding	Weighted Average Contractual Coupon Rate
Stated Maturity:
2013	$1,125,000	0.22%	$1,425,000	0.34%
2016	145,934	1.80	145,934	1.80
2017	500	5.66	500	5.66
2018-2032	356,010	1.33	256,093	1.29
	1,627,444	0.60%	1,827,527	0.59%
Unamortized premiums	73		85
Total Federal Home Loan Bank advances	$1,627,517		$1,827,612
At June 30, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.9 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.4 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2012, Webster Bank had pledged loans with an aggregate carrying value of $3.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.5 billion, as well as an unused line of credit of approximately $5.0 million. At June 30, 2013 and December 31, 2012, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
Long-term debt consists of the following:

(Dollars in thousands)	Maturity Date	Stated Interest Rate	At June 30, 2013	At December 31, 2012
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (1)	2013	5.875%	—	102,579
Junior subordinated debt Webster Statutory Trust I floating-rate notes (2)	2033	3.223%	77,320	77,320
Total notes and subordinated debt			227,320	329,899
Unamortized discount, net			(56)	(93)
Hedge accounting adjustments			2,664	4,470
Total long-term debt			$229,928	$334,276

(1)	The Bank used cash on hand to pay off the subordinated fixed-rate notes which matured on January 15, 2013.

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.223% at June 30, 2013 and 3.258% at December 31, 2012.

NOTE 10: Other Comprehensive Income
The following tables summarize the changes in accumulated other comprehensive (loss) income by component:

	Three months ended June 30, 2013
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(25,961)	$41,191	$(46,141)	$(30,911)
Other comprehensive income (loss) before reclassifications	1,581	(38,248)	572	(36,095)
Amounts reclassified from accumulated other comprehensive income	1,508	(214)	573	1,867
Net current-period other comprehensive income (loss), net of tax	3,089	(38,462)	1,145	(34,228)
Ending balance	$(22,872)	$2,729	$(44,996)	$(65,139)

	Three months ended June 30, 2012
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(27,843)	$27,625	$(46,227)	$(46,445)
Other comprehensive (loss) income before reclassifications	(1,774)	3,792	373	2,391
Amounts reclassified from accumulated other comprehensive income	1,221	(1,649)	604	176
Net current-period other comprehensive (loss) income, net of tax	(553)	2,143	977	2,567
Ending balance	$(28,396)	$29,768	$(45,250)	$(43,878)

	Six months ended June 30, 2013
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(27,902)	$42,741	$(47,105)	$(32,266)
Other comprehensive income (loss) before reclassifications	1,880	(39,730)	1,056	(36,794)
Amounts reclassified from accumulated other comprehensive income	3,150	(282)	1,053	3,921
Net current-period other comprehensive income (loss), net of tax	5,030	(40,012)	2,109	(32,873)
Ending balance	$(22,872)	$2,729	$(44,996)	$(65,139)

	Six months ended June 30, 2012
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(28,884)	$15,967	$(47,287)	$(60,204)
Other comprehensive (loss) income before reclassifications	(1,681)	15,450	719	14,488
Amounts reclassified from accumulated other comprehensive income	2,169	(1,649)	1,318	1,838
Net current-period other comprehensive income, net of tax	488	13,801	2,037	16,326
Ending balance	$(28,396)	$29,768	$(45,250)	$(43,878)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income:

	Three months ended June 30,
	2013	2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(2,349)	$(1,902)	Total interest expense
Tax benefit	841	681	Income tax expense
Net of tax	$(1,508)	$(1,221)
Available for sale and transferred securities:
Unrealized gains (losses) on available for sale securities	$333	$2,537	Net gain on sale of investment securities
Tax expense	(119)	(888)	Income tax expense
Net of tax	$214	$1,649
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(875)	$(922)	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax benefit	320	336	Income tax expense
Net of tax	$(573)	$(604)

	Six months ended June 30,
	2013	2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(4,907)	$(3,378)	Total interest expense
Tax benefit	1,757	1,209	Income tax expense
Net of tax	$(3,150)	$(2,169)
Available for sale and transferred securities:
Unrealized gains (losses) on available for sale securities	$439	$2,537	Net gain on sale of investment securities
Tax expense	(157)	(888)	Income tax expense
Net of tax	$282	$1,649
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(1,604)	$(2,017)	Compensation and benefits
Prior service costs	(36)	(36)	Compensation and benefits
Tax benefit	587	735	Income tax expense
Net of tax	$(1,053)	$(1,318)

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
The Total and Tier 1 capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2013
Webster Financial Corporation
Total risk-based capital	$1,910,010	14.2%	$1,077,158	8.0%	$1,346,447	10.0%
Tier 1 capital	1,740,688	12.9	538,579	4.0	807,868	6.0
Tier 1 leverage capital	1,740,688	8.9	779,609	4.0	974,511	5.0
Webster Bank, N.A.
Total risk-based capital	$1,767,623	13.2%	$1,072,356	8.0%	$1,341,570	10.0%
Tier 1 capital	1,599,922	11.9	536,628	4.0	804,942	6.0
Tier 1 leverage capital	1,599,922	8.2	778,073	4.0	972,591	5.0
At December 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,840,736	13.7%	$1,072,749	8.0%	$1,340,936	10.0%
Tier 1 capital	1,672,009	12.5	536,375	4.0	804,562	6.0
Tier 1 leverage capital	1,672,009	8.7	767,289	4.0	959,111	5.0
Webster Bank, N.A.
Total risk-based capital	$1,718,564	12.9%	$1,069,652	8.0%	$1,337,064	10.0%
Tier 1 capital	1,551,238	11.6	534,826	4.0	802,239	6.0
Tier 1 leverage capital	1,551,238	8.1	766,025	4.0	957,532	5.0
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
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding 2 years. In addition, the OCC has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to the Company during the six months ended June 30, 2013 and 2012 totaled $50.0 million and $90.0 million, respectively.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. This trust is a variable interest entity in which the Company is not the primary beneficiary and, therefore, is not consolidated. At June 30,

2013 and December 31, 2012, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster Financial Corporation for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III final rule require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital at June 30, 2013 and December 31, 2012 would not affect the Company's ability to meet all capital adequacy requirements to which it is subject. Trust preferred securities will continue to be entitled to be treated as Tier 2 capital after they are phased out of Tier 1 capital.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$43,734	$40,625	$82,965	$78,948
Less: Dividends to participating shares	(56)	(44)	(88)	(64)
Income allocated to participating shares	(129)	(160)	(247)	(320)
Net income allocated to common shareholders	$43,549	$40,421	$82,630	$78,564

Shares:
Weighted average common shares outstanding - basic	89,645	87,291	87,585	87,254
Effect of dilutive securities:
Stock options and restricted stock	290	252	308	274
Warrants - Series A1 and A2	—	3,908	1,917	4,031
Warrants - other	152	92	143	110
Weighted average common shares outstanding - diluted	90,087	91,543	89,953	91,669

Earnings per common share:
Basic	$0.49	$0.46	$0.94	$0.90
Diluted	$0.48	$0.44	$0.92	$0.86
Stock Options
Options to purchase 1.6 million and 2.0 million shares for both the three and six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 254 thousand shares and 253 thousand shares for the three and six months ended June 30, 2013, respectively, and 148 thousand shares and 154 thousand shares for the three and six months ended June 30, 2012, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Series A Preferred Stock
The Series A Preferred Stock at June 30, 2013 and 2012 represents potential issuable common stock of 1.1 million shares for each period. The weighted average effect of the potential issuable common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012.

Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represented an aggregate 8.6 million potential issuable shares of common stock while outstanding. On March 22, 2013, the Company issued 4,564,930 shares of its common stock to Warburg in exchange for all the outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of 11.50 per share. The weighted average dilutive effect of these warrants, prior to the March 22, 2013 exercise, is included in the calculation of diluted earnings per share for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 because the exercise price of the warrants was less than the average market price of Webster's common stock for the respective periods.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both June 30, 2013 and 2012. The weighted average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.

NOTE 13: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster is exposed to certain risks arising from both its business operations and economic conditions. Webster principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The type of hedge accounting designation used depends on the specific risk being hedged. Webster uses fair value hedges to mitigate changes in fair values due to fixed rates or prices while changes in cash flows due to variable rates or prices may be reduced or eliminated by a cash flow hedge.
Cash Flow Hedges of Interest Rate Risk
Webster’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow.
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. Forward-settle swaps are typically cash settled to coincide with a debt issuance. The change in fair value of the forward-settle swaps is recorded in OCI during the swap term. Upon termination, the OCI gain or loss at the time of debt issuance is amortized into interest expense over the life of the debt. There are no forward-settle swaps outstanding as of June 30, 2013.
Webster terminated two $25 million forward-settle interest rate swap hedge transactions, which qualified for cash flow hedge accounting in June 2013. The swap terminations were cash settled upon entering into a five-year FHLB advance effective June 28, 2013. The termination gain of $0.9 million was recorded in OCI and will be amortized into interest expense over the term of the advance maturing on July 2, 2018.
Previously terminated forward-settle swap losses have been recorded in OCI and will be amortized into earnings over the respective term of the associated debt instrument. At June 30, 2013, the remaining unamortized loss on the termination of cash flow hedges was $36.7 million. Over the next twelve months, the Company estimates that $8.6 million will be reclassified from OCI to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2013 and 2012.
The Company's $100 million interest rate swap which was designated as a cash flow hedge transaction matured on April 29, 2013, when the hedged FHLB advance matured.
The Company has two $25 million interest rate caps which are designated as cash flow hedge transactions against the risk of changes in cash flows related to the Company's $150 million 3-month LIBOR indexed floating rate FHLB advance maturing December 30, 2021. The caps each have a strike rate of 3.0% indexed to 3-month LIBOR. The change in fair value of the caps is marked through OCI and there is a $1.1 million gain as of June 30, 2013. The Company paid a $1.96 million premium, which will be reclassified from OCI to interest expense over the life of the cap according to a pre-determined caplet value schedule. Over the next twelve months, the amount to be reclassified is insignificant based on the caplet value schedule.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets:

		At June 30, 2013			At December 31, 2012
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges:
Interest rate cap on FHLB advances	Other assets	2	$50,000	$3,056	—	$—	$—
Interest rate swap on FHLB advances	Other liabilities	—	$—	$—	1	$100,000	$(497)
Forward-settle interest rate swap on anticipated debt	Other liabilities	—	—	—	4	100,000	(1,130)
The net impact on interest expense related to cash flow hedges is presented below:

	Three months ended June 30,
	2013			2012
(In thousands)	Interest Expense	Deferred Loss (Gain)	Net Impact	Interest Expense	Deferred Loss (Gain)	Net Impact
Impact reported as an increase (reduction) in interest expense on borrowings:
Interest rate swaps on FHLB advances	$118	$1,519	$1,637	$336	$1,139	$1,475
Interest rate swaps on subordinated debt	—	—	—	—	(22)	(22)
Interest rate swaps on repurchase agreements	—	830	830	—	830	830
Interest rate swaps on Trust Preferred Securities	—	—	—	—	(44)	(44)
Net impact on interest expense on borrowings	$118	$2,349	$2,467	$336	$1,903	$2,239

	Six months ended June 30,
	2013			2012
(In thousands)	Interest Expense	Deferred Loss (Gain)	Net Impact	Interest Expense	Deferred Loss (Gain)	Net Impact
Impact reported as an increase (reduction) in interest expense on borrowings:
Interest rate swaps on FHLB advances	$498	$3,251	$3,749	$667	$2,278	$2,945
Interest rate swaps on subordinated debt	—	(3)	(3)	—	(49)	(49)
Interest rate swaps on repurchase agreements	—	1,660	1,660	—	1,299	1,299
Interest rate swaps on Trust Preferred Securities	—	—	—	—	(89)	(89)
Net impact on interest expense on borrowings	$498	$4,908	$5,406	$667	$3,439	$4,106
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of June 30, 2013 and December 31, 2012.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in interest expense. Webster includes the gain or loss from the period end mark to market (“MTM”) adjustments on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At June 30, 2013, the remaining unamortized gain on the termination of fair value hedges was $2.7 million.

The net impact on interest expense related to fair value hedges is presented below:

	Three months ended June 30,
	2013				2012
(In thousands)	Interest Income	MTM Gain	Deferred Gain	Net Impact	Interest Income	MTM Gain	Deferred Gain	Net Impact
Impact reported as a (reduction) increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(800)	$(800)	$—	$—	$(800)	$(800)
Interest rate swaps on subordinated debt	—	—	—	—	—	—	(620)	(620)
Net impact on interest expense on borrowings	$—	$—	$(800)	$(800)	$—	$—	$(1,420)	$(1,420)

	Six months ended June 30,
	2013				2012
(In thousands)	Interest Income	MTM Gain	Deferred Gain	Net Impact	Interest Income	MTM Gain	Deferred Gain	Net Impact
Impact reported as a (reduction) increase in interest expense on borrowings:
Interest rate swaps on senior notes	$—	$—	$(1,599)	$(1,599)	$—	$—	$(1,599)	$(1,599)
Interest rate swaps on subordinated debt	—	—	(207)	(207)	—	—	(1,407)	(1,407)
Net impact on interest expense on borrowings	$—	$—	$(1,806)	$(1,806)	$—	$—	$(3,006)	$(3,006)
Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives that do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging” are not speculative and are used to manage Webster’s exposure to interest rate movements and other identified risks. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Condensed Consolidated Statements of Income.
Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At June 30, 2013
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	140	$702,154	$30,676	$—	$30,676
Commercial loan interest rate derivatives	Other liabilities	72	588,924	—	(10,200)	(10,200)
Total customer position		212	$1,291,078	$30,676	$(10,200)	$20,476

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	79	$562,195	$6,739	$(3,173)	$3,566
Commercial loan interest rate derivatives	Other liabilities	126	728,624	8,673	(22,906)	(14,233)
Total counterparty position		205	$1,290,819	$15,412	$(26,079)	$(10,667)

		At December 31, 2012
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	178	$1,009,623	$50,969	$—	$50,969
Commercial loan interest rate derivatives	Other liabilities	23	193,946	—	(124)	(124)
Total customer position		201	$1,203,569	$50,969	$(124)	$50,845

Webster with counterparty position:
Commercial loan interest rate derivatives	Other liabilities	194	$1,203,512	$544	$(41,965)	$(41,421)
Total counterparty position		194	$1,203,512	$544	$(41,965)	$(41,421)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended June 30,
	2013			2012
(In thousands)	Net Swap Income	MTM (Loss) Gain and Fees	Net Impact	Net Swap Income	MTM (Loss) Gain and Fees	Net Impact
Impact reported in other non-interest income:
Visa swap	$—	$(26)	$(26)	$—	$(20)	$(20)
Commercial loan interest rate derivatives, net	512	479	991	362	1,321	1,683
Fed funds futures contracts	—	108	108	—	61	61
Net impact on other non-interest income	$512	$561	$1,073	$362	$1,362	$1,724

	Six months ended June 30,
	2013			2012
(In thousands)	Net Swap Income	MTM (Loss) Gain and Fees	Net Impact	Net Swap Income	MTM (Loss) Gain and Fees	Net Impact
Impact reported in other non-interest income:
Visa swap	$—	$(51)	$(51)	$—	$(472)	$(472)
Commercial loan interest rate derivatives, net	997	687	1,684	677	2,100	2,777
Fed funds futures contracts	—	160	160	—	217	217
Net impact on other non-interest income	$997	$796	$1,793	$677	$1,845	$2,522
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to an enforceable master netting agreement. In accordance with ASC 815, “Derivatives and Hedging”, and the recently adopted ASU 2013-01, the Company recognized those financial instruments subject to master netting agreements or similar agreements.

The tables below present the offsetting of financial assets and derivatives in the accompanying Condensed Consolidated Balance Sheets summarized by counterparty:

	At June 30, 2013
		Hedge Accounting Positions (1)		Non-Hedge Accounting Positions
(In thousands)	Notional Outstanding	Gain	Loss	Gain	Loss	Net Position (2)	Total Gain (Loss)	Cash Collateral	Net Exposure (3)
Counterparty:
Dealer A	$367,672	$—	$—	$4,797	$(11,125)	$(6,328)	$(6,328)	$5,800	$—
Dealer B	346,099	—	—	3,875	(10,205)	(6,330)	(6,330)	5,160	—
Dealer C	14,853	—	—	1	(1,576)	(1,575)	(1,575)	—	—
Dealer D	298,038	1,470	—	3,922	(562)	3,360	4,830	(5,200)	—
Dealer E	285,445	1,586	—	2,715	(2,611)	104	1,690	(1,830)	—
Dealer F	28,712	—	—	102	—	102	102	353	455
Total	$1,340,819	$3,056	$—	$15,412	$(26,079)	$(10,667)	$(7,611)	$4,283

	At December 31, 2012
		Hedge Accounting Positions (1)		Non-Hedge Accounting Positions
(In thousands)	Notional Outstanding	Gain	Loss	Gain	Loss	Net Position (2)	Total Gain (Loss)	Cash Collateral	Net Exposure (3)
Counterparty:
Dealer A	$561,716	$—	$(985)	$199	$(16,721)	$(16,522)	$(17,507)	$17,900	$393
Dealer B	403,097	—	(642)	139	(15,281)	(15,142)	(15,784)	16,980	1,196
Dealer C	15,221	—	—	1	(2,038)	(2,037)	(2,037)	—	—
Dealer D	184,648	—	—	53	(2,506)	(2,453)	(2,453)	2,600	147
Dealer E	238,830	—	—	152	(5,419)	(5,267)	(5,267)	5,290	23
Total	$1,403,512	$—	$(1,627)	$544	$(41,965)	$(41,421)	$(43,048)	$42,770
(1) Hedge accounting positions are recorded on a gross basis in other assets (liabilities)
(2) Net gain (loss) position recorded in other assets (liabilities)
(3) Net positive exposure represents over collateralized loss positions which are the result of OTC clearing house initial margin requirements posted in compliance with Dodd-Frank regulations.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has master International Swap Derivative Association ("ISDA") agreements with all derivative counterparties for non-cleared trades. Additionally, the Company has executed a Credit Support Annex ("CSA") to the master agreement with each of its institutional derivative counterparties. The ISDA master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of our negotiated threshold is secured by posted cash collateral. The Company has adopted a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
The Company’s credit exposure on interest rate derivatives is limited to the net favorable value and interest payments of all derivatives by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company's credit exposure related to derivatives with approved financial institutions is zero unless cash collateral exceeds the unfavorable market value.
Dodd-Frank derivative clearing rules became effective June 10, 2013 and require that initial margin be posted to the clearing houses for cleared derivative positions. In accordance with our CSA Agreements, approximately $11.3 million of collateral was pledged to financial counterparties and $7.0 million was received from financial counterparties at June 30, 2013. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $30.7 million at June 30, 2013. In addition, the Company monitors potential future exposure, representing our best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $9.3 million at June 30, 2013. The credit exposure is mitigated as transactions with customers are secured by the collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.
Futures Contracts. On March 30, 2010, to hedge against a rise in short-term rates over the next twelve months, Webster entered into a $600 million short-selling of a one year strip of Fed funds future contracts with serial maturities between May 2010 and April 2011. Throughout 2010 and into 2013, Webster continued to roll the futures contracts but reduced the notional amount to $400 million beginning with the September 2011 contracts. Beginning in March 2013, the notional amounts were increased to $800 million. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is a gain of $141 thousand and is reflected as other assets in the accompanying Condensed Consolidated Balance Sheets and the related income impact as non-interest income in the accompanying Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2013 and 2012, the Company recognized $108 thousand and $160 thousand and $61 thousand and $217 thousand in mark to market gains, respectively. The Company had $580 thousand on deposit with counterparty as of June 30, 2013 to satisfy margin collateral requirements.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and MBS, are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At June 30, 2013, outstanding rate locks totaled approximately $129.3 million and the outstanding commitments to sell residential mortgage loans totaled approximately $172.6 million. Forward sales, which include mandatory forward commitments of approximately $167.3 million at June 30, 2013, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. As of June 30, 2013 and December 31, 2012, the fair value of interest rate locked loan commitments and forward sales commitments totaled $5.1 million and $2.9 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments, primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at June 30, 2013 and December 31, 2012.

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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, CLOs, corporate debt, single-issuer trust preferred securities, agency mortgage-backed securities, commercial mortgage backed securities and auction rate preferred securities.
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
Alternative Investments
The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At June 30, 2013, alternative investments consisted of $1.4 million recorded at fair value and $11.2 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $5.0 million in unfunded commitments remaining for its alternative investments as of June 30, 2013.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. At June 30, 2013, the cost basis of the investments held in the Rabbi Trust is $5.1 million.
Derivative Instruments
Derivative instruments are valued using third-party valuation software which consider the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, the Company evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the Company and its counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
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

A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At June 30, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	1,003,897	—	1,003,897	—
Agency MBS	1,338,192	—	1,338,192	—
CMBS	440,136	—	440,136	—
CLOs	278,008	—	278,008	—
Pooled trust preferred securities	30,215	—	—	30,215
Single issuer trust preferred securities	44,875	—	44,875	—
Corporate debt	112,671	—	112,671	—
Equity securities	9,166	8,891	275	—
Total available for sale securities	3,257,360	9,091	3,218,054	30,215
Derivative instruments:
Interest rate swaps	37,298	—	37,298	—
Fed Fund futures contracts	141	141	—	—
Mortgage banking derivatives	5,084	—	5,084	—
Investments held in Rabbi Trust	5,604	5,604	—	—
Investments in private equity funds	1,357	—	—	1,357
Total financial assets held at fair value	$3,306,844	$14,836	$3,260,436	$31,572
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$24,433	$—	$24,433	$—
Total financial liabilities held at fair value	$24,433	$—	$24,433	$—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	1,310,006	—	1,310,006	—
Agency MBS	1,142,280	—	1,142,280	—
CMBS	398,031	—	398,031	—
CLOs	88,540	—	—	88,540
Pooled trust preferred securities	26,207	—	—	26,207
Single issuer trust preferred securities	44,415	—	44,415	—
Corporate debt	118,199	—	118,199	—
Equity securities	8,282	8,082	200	—
Total available for sale securities	3,136,160	8,282	3,013,131	114,747
Derivative instruments:
Interest rate swaps	50,969	—	50,969	—
Mortgage banking derivatives	2,898	—	2,898	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Investments in private equity funds	1,533	—	—	1,533
Total financial assets held at fair value	$3,197,301	$14,023	$3,066,998	$116,280
Financial liabilities held at fair value:
Derivative instruments:
Interest rate swaps	$43,172	$—	$43,172	$—
Fed Fund futures contracts	125	125	—	—
Visa swap	4	—	4	—
Total financial liabilities held at fair value	$43,301	$125	$43,176	$—
The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Level 3, beginning of period	$280,582	$32,062	$116,280	$32,814
Transfers out of Level 3 (1) (2)	(248,844)	—	(248,844)	(975)
Change in unrealized loss included in other comprehensive income	1,643	(434)	7,000	692
Unrealized loss included in net income	(20)	98	(285)	(622)
Purchases/capital calls	109	—	159,412	126
Accretion/amortization	146	22	188	16
Calls/paydowns	(2,044)	(772)	(2,179)	(1,075)
Level 3, end of period	$31,572	$30,976	$31,572	$30,976

(1)
As of April 1, 2013, the CLO portfolio was transferred from Level 3 to Level 2 based on having more observable inputs in determining fair value. In prior quarters, the CLO portfolio was priced using average non-binding broker quotes. During the current quarter, the Company engaged a third-party pricing vendor to provide monthly fair value measurements. This methodology used is a combination of matrix pricing, observed market activity and metrics. Pricing inputs such as credit spreads are observable and market corroborated and, therefore, the CLO portfolio qualifies for Level 2 categorization. The market for these CLO's is an active market and there is ample price transparency.

(2)
As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted Average)
Pooled trust preferred securities	$30,215	Discounted cash flow	Discount rate	5.91 - 9.01% (8.21%)
			Credit spread	246-556 bps (476 bps)
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
Pooled trust preferred security issuer financials are reviewed on a quarterly basis and an internal credit rating (“shadow rating”) is updated for individual issuers in the model. The shadow rating is correlated to a Moody’s loss table to determine the loss impact on expected cash flows. There is a direct relationship between shadow rating and fair value; as shadow ratings decline the loss probability increases, expected cash flows decline and, therefore, fair value decreases. There may be instances when a one notch downgrade in an individual issuers credit ratings may not significantly impact the fair value of securities.
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
Impaired Loans and Leases
Impaired loans and leases for which repayment of the loan or lease is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria.
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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $3.8 million at June 30, 2013. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis:

	At June 30, 2013
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$42,194	Real Estate Appraisals	Discount for dated appraisal	0% - 30%
			Discount for costs to sell	3.0% - 8.0%
Other Real Estate	$3,050	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	25% - 30%
Mortgage Servicing Rights	$23,384	Discounted cash flow	Constant prepayment rate	6.0% - 25.6%
			Discount Rates	3.9% - 6.7%
Assets and Liabilities Disclosed at Fair Value
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash, Due from Banks, and Interest-bearing Deposits
The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and, as such, assets do not present unanticipated credit concerns. Cash, due from banks, and interest-bearing deposits are classified within Level 1 of the fair value hierarchy.
Loan and Lease Receivables
The estimated fair value of loans and leases held for investment is calculated using a discounted cash flow method, using future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans and leases is estimated using the net present value of the expected cash flows. Loan and lease receivables are classified within Level 3 of the fair value hierarchy.
Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Securities Sold Under Agreements to Repurchase and Other Borrowings
Carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other borrowings that mature within 90 days. The fair values of all other borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit risks. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt
The fair value of long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. Long-term debt and Federal Home Loan Bank advances are classified within Level 2 of the fair value hierarchy.

A summary of estimated fair values of significant financial instruments consisted of the following:

	At June 30, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,257,360	$9,091	$3,218,054	$30,215
Securities held-to-maturity	3,129,864	—	3,174,148	—
Loans held for sale	81,161	—	—	81,161
Loans and leases, net	12,082,851	—	—	12,183,704
Mortgage servicing assets (a)	18,764	—	—	23,384
Investments in private equity funds	12,587	—	—	12,587
Derivative instruments	37,439	141	37,298	—
Investments held in Rabbi Trust	5,604	5,604	—	—
Liabilities
Deposits other than time deposits	12,494,979	—	12,494,979	—
Time deposits	2,340,596	—	2,364,139	—
Securities sold under agreements to repurchase and other borrowings	1,213,349	—	1,247,264	—
Federal Home Loan Bank advances (b)	1,627,516	—	1,636,387	—
Long-term debt (c)	229,928	—	221,146	—
Derivative instruments	24,433	—	24,433	—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,136,160	$8,282	$3,013,131	$114,747
Securities held-to-maturity	3,107,529	—	3,264,718	—
Loans held for sale	107,633	—	—	107,633
Loans and leases, net	11,851,567	—	—	12,005,555
Mortgage servicing assets (a)	14,027	—	—	15,881
Investments in private equity funds	11,623	—	—	11,623
Derivative instruments	50,969	—	50,969	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Liabilities
Deposits other than time deposits	11,985,683	—	11,985,683	—
Time deposits	2,545,152	—	2,584,921	—
Securities sold under agreements to repurchase and other borrowings	1,076,160	—	1,134,614	—
Federal Home Loan Bank advances (b)	1,827,612	—	1,843,615	—
Long-term debt (c)	334,276	—	298,807	—
Derivative instruments	43,301	125	43,176	—

(a)
The carrying amount of mortgage servicing assets is net of $0.5 million and $1.8 million reserves at June 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(b)
The carrying amount of FHLB advances is net of $73 thousand and $85 thousand in unamortized premiums at June 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(c)
The carrying amount of long-term debt is net of $2.7 million and $4.4 million in hedge accounting adjustments and discounts at June 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits
 The following tables summarize the components of net periodic benefit cost:

	Three months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$10	$(29)	$—	$—	$—	$—
Interest cost on benefit obligations	1,871	1,838	71	78	30	44
Expected return on plan assets	(2,782)	(2,513)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	1,637	1,464	31	15	7	25
Net periodic benefit cost recognized in net income	$736	$760	$102	$93	$55	$87

	Six months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$20	$15	$—	$—	$—	$—
Interest cost on benefit obligations	3,683	3,653	145	158	60	88
Expected return on plan assets	(5,557)	(5,034)	—	—	—	—
Amortization of prior service cost	—	—	—	—	36	36
Recognized net loss	3,177	3,051	62	35	14	51
Net periodic benefit cost recognized in net income	$1,323	$1,685	$207	$193	$110	$175
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
According to the Fund’s administrators, as of July 1, 2012, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $1.0 million. Webster made $0.3 million and $0.5 million and $0.4 million and $0.8 million in contributions for the three and six months ended June 30, 2013 and 2012, respectively.
Webster's portion of the fund was underfunded by $5.9 million as of July 1, 2011. The decrease in the underfunded liability is due to the adoption of the Moving Ahead for Progress in the 21st Century Act ("MAP-21") which was enacted on July 6, 2012. MAP-21 provides for higher interest rates for 2012 and the following two or three years for calculating the Fund's liability.

NOTE 16: Stock-Based Compensation Plans
Webster has established stock-based compensation plans that cover employees and directors, and a non-employee director compensation plan (collectively, the “Plans”). Compensation cost related to the Plans, based on the grant-date fair value, net of estimated forfeitures, is included as a component of compensation and benefits reflected in non-interest expense. The cost of an award to retirement eligible employees is recognized immediately, while the award is subject to a one year minimum hold before vesting. Stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income was $3.1 million and $2.4 million, consisting of (1) stock options expense of $1.1 million and $0.8 million and (2) restricted stock expense of $2.0 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and was $5.6 million and $4.2 million, consisting of (1) stock options expense of $1.9 million and $1.1 million and (2) restricted stock expense of $3.7 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the market price of Webster's stock at the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years.
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
As of June 30, 2013, there was $4.9 million of unrecognized compensation expense related to non-vested options that is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.
The following table summarizes stock option activity under the Plans:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding, at beginning of period	2,906,253	$28.10	2,476,645	$28.99
Options granted	—	—	436,043	23.00
Options exercised	18,995	19.83	18,995	19.83
Options forfeited or expired	53,338	39.95	59,773	38.69
Options outstanding, at end of period	2,833,920	$27.93	2,833,920	$27.93
Options exercisable, at end of period	2,128,154	$29.57	2,128,154	$29.57
Options expected to vest, at end of period	628,032	$22.97	628,032	$22.97
At June 30, 2013, options outstanding included 2,558,210 non-qualified and 275,710 incentive stock options.
Restricted Stock
The Company grants time-based restricted stock awards that vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. In 2013, the Company granted 211,274 time-based shares. Webster records compensation expense over the vesting period based on the market value on the date of grant.

The following tables summarize time-based restricted stock activity under the Plans:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Time - Based		Time - Based
Restricted Shares	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Beginning of period	373,247	$22.31	249,294	$22.12
Granted	33,665	22.96	211,274	22.60
Vested (1)	53,998	22.29	100,498	22.22
Forfeited/Modified	4,160	22.53	11,316	22.25
End of period	348,754	$22.38	348,754	$22.38

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Time-Based		Time-Based
Restricted Units	Number of Units	Weighted-average Grant Date Fair Value	Number of Units	Weighted-average Grant Date Fair Value
Beginning of period	26,884	$22.11	33,742	$22.12
Vested (1)	6,857	22.17	13,715	22.17
End of period	20,027	$22.09	20,027	$22.09
(1) Vested for purposes of recording compensation expense on a straight-line basis.
The Company grants performance-based restricted stock awards that vest after three years. On February 20, 2013, the Company granted 163,519 performance-based shares , the vesting of which is based 50% upon Webster's ranking for total shareholder return versus Webster's 14 bank compensation peer group companies and 50% upon Webster's return on equity over the three year vesting period. Shares vest in a range from zero to 200% of the target number of shares under the grant depending on performance. The 14 bank compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. Webster records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return verses the bank compensation peer group and based on the market value on the date of grant of the remaining 50% of performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The following table summarizes performance-based restricted stock activity under the Plans:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Performance - Based		Performance - Based
Restricted Shares	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Beginning of period	240,536	$24.52	94,407	$25.44
Granted	—	—	163,519	24.04
Vested (1)	24,748	24.67	40,619	24.81
Forfeited/Modified	—	—	1,519	25.47
End of period	215,788	$24.50	215,788	$24.50
(1) Vested for purposes of recording compensation expense on a straight-line basis.
As of June 30, 2013, there was $13.0 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

NOTE 17: Business Segments
Webster’s operations are divided into three reportable business segments that represent its core businesses – Commercial Banking, Community Banking and Other. Community Banking includes operating segments, Personal Bank and Business Banking, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units have been consolidated under the president and chief operating officer. This change results in a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, our ATM network) and Business Banking. This strategic decision organizes our business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers' personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
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
The Company uses a matched maturity funding concept called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset/Liability Committee (ALCO).
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and six months ended June 30, 2013, 94.3% and 104.5%, respectively, of the provision expense is specifically attributable to business segments and reported accordingly.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended June 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$53,418	$86,421	$9,987	$149,826	$(2,765)	$147,061
Provision for loan and lease losses	2,416	5,533	69	8,018	482	8,500
Net interest income (loss) after provision for loan and lease losses	51,002	80,888	9,918	141,808	(3,247)	138,561
Non-interest income	6,887	31,706	8,351	46,944	5,307	52,251
Non-interest expense	24,151	83,142	12,388	119,681	3,923	123,604
Income (loss) from continuing operations before income taxes	33,738	29,452	5,881	69,071	(1,863)	67,208
Income tax expense (benefit)	10,460	9,130	1,823	21,413	(578)	20,835
Net income (loss)	$23,278	$20,322	$4,058	$47,658	$(1,285)	$46,373

	Three months ended June 30, 2012(a)
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$45,574	$85,907	$8,379	$139,860	$4,518	$144,378
(Benefit) provision for loan and lease losses	(4,529)	8,069	(262)	3,278	1,722	5,000
Net interest income after provision for loan and lease losses	50,103	77,838	8,641	136,582	2,796	139,378
Non-interest income	7,281	26,414	7,281	40,976	6,377	47,353
Non-interest expense	24,804	86,034	10,695	121,533	5,646	127,179
Income from continuing operations before income taxes	32,580	18,218	5,227	56,025	3,527	59,552
Income tax expense	10,003	5,621	1,602	17,226	1,086	18,312
Net income	$22,577	$12,597	$3,625	$38,799	$2,441	$41,240
(a) Reclassified to conform to the 2013 presentation.

	Six months ended June 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$104,578	$171,088	$19,275	$294,941	$(2,084)	$292,857
Provision (benefit) for loan and lease losses	4,417	12,246	50	16,713	(713)	16,000
Net interest income (loss) after provision for loan and lease losses	100,161	158,842	19,225	278,228	(1,371)	276,857
Non-interest income	11,719	62,267	16,496	90,482	10,047	100,529
Non-interest expense	49,421	169,011	25,199	243,631	5,508	249,139
Income from continuing operations before income taxes	62,459	52,098	10,522	125,079	3,168	128,247
Income tax expense	19,363	16,150	3,262	38,775	982	39,757
Net income	$43,096	$35,948	$7,260	$86,304	$2,186	$88,490

	Six months ended June 30, 2012(a)
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$89,483	$169,615	$16,298	$275,396	$12,350	$287,746
(Benefit) provision for loan and lease losses	(5,439)	11,138	(340)	5,359	3,641	9,000
Net interest income after provision for loan and lease losses	94,922	158,477	16,638	270,037	8,709	278,746
Non-interest income	14,174	54,073	14,414	82,661	8,678	91,339
Non-interest expense	49,497	172,884	22,228	244,609	10,383	254,992
Income from continuing operations before income taxes	59,599	39,666	8,824	108,089	7,004	115,093
Income tax expense	18,080	12,033	2,677	32,790	2,125	34,915
Net income	$41,519	$27,633	$6,147	$75,299	$4,879	$80,178
(a) Reclassified to conform to the 2013 presentation.

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At June 30, 2013	$5,291,138	$7,698,944	$317,169	$13,307,251	$7,021,987	$20,329,238
At December 31, 2012	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765

NOTE 18: Commitments and Contingencies
Lease Commitments. At June 30, 2013, Webster was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.1 million and $10.1 million and $5.1 million and $10.1 million for the three and six months ended June 30, 2013 and 2012, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income, while rental income under various non-cancellable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million and $0.4 million and $0.2 million and $0.5 million for the three and six months ended June 30, 2013 and 2012, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2012. See Webster's 2012 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At June 30, 2013	At December 31, 2012
Unused commitments to extend credit	$3,988,915	$3,801,013
Standby letters of credit	130,386	139,789
Commercial letters of credit	5,661	6,535
Total financial instruments with off-balance sheet risk	$4,124,962	$3,947,337
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

Standby letters of credit. Standby letters of credit commit the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of standby letters of credit represents the maximum potential amount of future payments the Company could be required to make and represents the Company's maximum credit risk.
Commercial letters of credit. Commercial letters of credit are issued to facilitate domestic or foreign trade transactions for customers. As a general rule, drafts will be drawn when the goods underlying the transaction are in transit.
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$5,137	$5,204	$5,662	$5,449
Provision	—	259	—	259
Reserve release	(544)	—	(1,069)	(245)
Ending balance	$4,593	$5,463	$4,593	$5,463
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
The following table provides detail of activity in the Company’s reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$2,094	$2,318	$2,617	$2,269
Provision	557	239	1,015	581
Loss on repurchased loans and settlements	(3)	(163)	(984)	(456)
Ending balance	$2,648	$2,394	$2,648	$2,394
The provision recorded at the time of loan sale is netted from mortgage banking activities and is included as a component of non-interest income, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of June 30, 2013 any reasonably possible losses in addition to amounts accrued are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2012, included in its 2012 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013 or any future period.
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
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for OTTI, (iii) valuation of goodwill, (iv) income taxes (v) pension and other post retirement benefits as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2012 Form 10-K.
Recent Legislation
The following section should be read in conjunction with the Supervision and Regulation section in Webster's 2012 Form 10-K.
In May 2013, the Securities and Exchange Commission and the Commodity Futures Trading Commission, together (the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These provisions amend section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions' jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions' jurisdiction, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved on April 25, 2013 by its Board of Directors, to address these requirements.
In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. The Company is in the process of assessing the impact from these complex regulatory requirements and believes both Webster and Webster Bank will continue to exceed the requirements once effective.

RESULTS OF OPERATIONS
Summary of Performance
Webster’s net income available to common shareholders was $43.7 million, or $0.48 per diluted share, for the three months ended June 30, 2013, an increase of $3.1 million when compared to $40.6 million, or $0.44 per diluted share, for the three months ended June 30, 2012. The $3.1 million increase in net income for the three months ended June 30, 2013 is due to a $2.7 million increase in net interest income, a $4.9 million increase in non-interest income and a decrease of $3.6 million in non-interest expense, partially offset by an increase of $3.5 million in provision for loan and lease losses, a $2.5 million increase in income tax expense and an increase of $2.0 million in preferred stock dividends.
Webster’s net income available to common shareholders was $83.0 million, or $0.92 per diluted share, for the six months ended June 30, 2013, an increase of $4.1 million when compared to $78.9 million, or $0.86 per diluted share, for the six months ended June 30, 2012. The $4.1 million increase in net income for the six months ended June 30, 2013 is due to a $5.1 million increase in net interest income, a $9.2 million increase in non-interest income and a decrease of $5.9 million in non-interest expense, partially offset by an increase of $7.0 million in provision for loan and lease losses, a $4.8 million increase in income tax expense and an increase of $4.3 million in preferred stock dividends.

Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2013	2012	2013	2012
Earnings:
Net interest income	$147,061	$144,378	$292,857	$287,746
Provision for loan and lease losses	8,500	5,000	16,000	9,000
Total non-interest income	52,251	47,353	100,529	91,339
Total non-interest expense	123,604	127,179	249,139	254,992
Net income attributable to Webster Financial Corporation	46,373	41,240	88,490	80,178
Net income available to common shareholders	43,734	40,625	82,965	78,948
Per Share Data:
Weighted-average common shares - diluted	90,087	91,543	89,953	91,669
Net income available to common shareholders per common share - diluted (a)	$0.48	$0.44	$0.92	$0.86
Dividends declared per common share	0.15	0.10	0.25	0.15
Dividends declared per Series A preferred share	21.25	21.25	42.50	42.50
Dividends declared per Series E preferred share	400.00	—	848.89	—
Book value per common share	21.88	21.65	21.88	21.65
Tangible book value per common share	15.93	15.47	15.93	15.47
Selected Ratios:
Return on average assets (b)	0.92%	0.86%	0.88%	0.84%
Return on average common shareholders' equity	8.78	8.62	8.40	8.46
Return on average tangible common shareholders' equity	12.26	12.38	11.77	12.21
Net interest margin	3.23	3.32	3.23	3.34
Efficiency ratio	59.98	63.75	61.06	64.68
Tangible common equity ratio	7.27	7.20	7.27	7.20
Tier 1 common equity to risk-weighted assets	11.24	10.97	11.24	10.97

(a)
For the three and six months ended June 30, 2013 and 2012, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

See the following tables for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP:

(Dollars in thousands)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$43,734	$40,625	$82,965	$78,948
Intangible assets amortization, tax-affected at 35% (GAAP)	807	908	1,614	1,816
Net income adjusted for amortization of intangibles (non-GAAP)	$44,541	$41,533	$84,579	$80,764
Annualized net income used in the return on average tangible common shareholders' equity	$178,164	$166,132	$169,158	$161,528
Average shareholders' equity (non-GAAP)	$2,143,249	$1,914,325	$2,127,183	$1,895,549
Less: Average Preferred stock (non-GAAP)	151,649	28,939	151,649	28,939
Average Goodwill and other intangible assets (non-GAAP)	538,278	543,463	538,897	544,162
Average tangible common equity (non-GAAP)	$1,453,322	$1,341,923	$1,436,637	$1,322,448
Return on average tangible common shareholders' equity (non-GAAP)	12.26%	12.38%	11.77%	12.21%

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$123,604	$127,179	$249,139	$254,992
Less: Foreclosed property expense (GAAP)	331	176	506	643
Intangible assets amortization (GAAP)	1,242	1,397	2,484	2,794
Other expense (non-GAAP)	687	2,572	2,039	3,123
Non-interest expense (non-GAAP)	$121,344	$123,034	$244,110	$248,432
Net interest income (GAAP)	$147,061	$144,378	$292,857	$287,746
Add back: FTE adjustment (non-GAAP)	3,337	3,813	6,860	7,531
Non-interest income (GAAP)	52,251	47,353	100,529	91,339
Less: Net gain on sale of investment securities (GAAP)	333	2,537	439	2,537
Income (non-GAAP)	$202,316	$193,007	$399,807	$384,079
Efficiency ratio (non-GAAP)	59.98%	63.75%	61.06%	64.68%

			At June 30,
			2013	2012
Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)			$2,127,475	$1,931,548
Less: Preferred stock (GAAP)			151,649	28,939
Goodwill and other intangible assets (GAAP)			537,673	542,783
Tangible common shareholders' equity (non-GAAP)			$1,438,153	$1,359,826
Total Assets (GAAP)			$20,329,238	$19,429,749
Less: Goodwill and other intangible assets (GAAP)			537,673	542,783
Tangible assets (non-GAAP)			$19,791,565	$18,886,966
Tangible common equity ratio (non-GAAP)			7.27%	7.20%

(Dollars and shares in thousands, except per share data)
	At June 30,
	2013	2012
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,127,475	$1,931,548
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	537,673	542,783
Tangible common equity (non-GAAP)	$1,438,153	$1,359,826
Common shares outstanding	90,289	87,885
Tangible book value per common share (non-GAAP)	$15.93	$15.47

	At June 30,
	2013	2012
Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,127,475	$1,931,548
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	537,673	542,783
Disallowed excess servicing assets (regulatory)	—	237
Add back: Accumulated other comprehensive loss (GAAP)	(65,139)	(43,878)
DTL (DTA) related to goodwill and other intangibles (regulatory)	10,754	12,058
Tier 1 common equity (regulatory)	$1,514,046	$1,415,525
Risk-weighted assets (regulatory)	$13,464,469	$12,902,621
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.24%	10.97%

The following tables summarize the Company's average balances (average balances are daily averages), interest and yields on major categories of Webster's interest-earning assets and interest-bearing liabilities on a fully tax equivalent basis.

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,061,551	$121,720	4.02%	$11,420,721	$121,379	4.23%
Securities (2)	6,257,923	50,277	3.24	6,122,745	55,497	3.65
Federal Home Loan and Federal Reserve Bank stock	158,878	865	2.18	142,595	881	2.48
Interest-bearing deposits	41,499	17	0.16	67,480	32	0.19
Loans held for sale	70,922	551	3.10	68,362	657	3.85
Total interest-earning assets	18,590,773	173,430	3.73	17,821,903	178,446	4.00
Noninterest-earning assets	1,483,394			1,383,932
Total assets	$20,074,167			$19,205,835

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,879,745	$—	—%	$2,554,873	$—	—%
Savings, checking & money market deposits	9,413,301	4,506	0.19	8,676,206	5,285	0.24
Time deposits	2,397,519	7,518	1.26	2,732,024	9,817	1.45
Total deposits	14,690,565	12,024	0.33	13,963,103	15,102	0.43

Securities sold under agreements to repurchase and other borrowings	1,203,442	5,184	1.70	1,210,234	5,360	1.75
Federal Home Loan Bank advances	1,623,489	4,007	0.98	1,447,347	4,426	1.21
Long-term debt	230,305	1,817	3.16	473,602	5,367	4.53
Total borrowings	3,057,236	11,008	1.43	3,131,183	15,153	1.92
Total interest-bearing liabilities	17,747,801	23,032	0.52	17,094,286	30,255	0.71
Noninterest-bearing liabilities	183,117			197,224
Total liabilities	17,930,918			17,291,510

Preferred Stock	151,649			28,939
Common shareholders' equity	1,991,600			1,885,386
Webster Financial Corp. shareholders' equity	2,143,249			1,914,325
Total liabilities and equity	$20,074,167			$19,205,835
Tax-equivalent net interest income		150,398			148,191
Less: tax equivalent adjustments		(3,337)			(3,813)
Net interest income		$147,061			$144,378
Net interest margin			3.23%			3.32%
(1)On a fully tax-equivalent basis.
(2)Average balances and yields of securities available for sale are based upon the historical amortized cost.

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,043,172	$242,781	4.03%	$11,348,027	$242,120	4.25%
Securities (2)	6,226,578	101,292	3.28	6,042,040	111,177	3.71
Federal Home Loan and Federal Reserve Bank stock	157,577	1,712	2.19	143,073	1,757	2.47
Interest-bearing deposits	61,744	63	0.20	72,457	62	0.17
Loans held for sale	80,077	1,188	2.97	60,034	1,155	3.85
Total interest-earning assets	18,569,148	347,036	3.75	17,665,631	356,271	4.03
Noninterest-earning assets	1,493,738			1,389,005
Total assets	$20,062,886			$19,054,636

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,858,018	$—	—%	$2,495,035	$—	—%
Savings, checking & money market deposits	9,366,063	9,128	0.20	8,652,127	11,079	0.26
Time deposits	2,448,700	15,746	1.30	2,771,113	20,079	1.46
Total deposits	14,672,781	24,874	0.34	13,918,275	31,158	0.45

Securities sold under agreements to repurchase and other borrowings	1,147,749	10,239	1.77	1,188,392	9,794	1.63
Federal Home Loan Bank advances	1,685,330	8,546	1.01	1,353,782	8,990	1.31
Long-term debt	238,645	3,660	2.98	490,359	11,052	4.51
Total borrowings	3,071,724	22,445	1.45	3,032,533	29,836	1.95
Total interest-bearing liabilities	17,744,505	47,319	0.53	16,950,808	60,994	0.72
Noninterest-bearing liabilities	191,198			208,279
Total liabilities	17,935,703			17,159,087

Preferred Stock	151,649			28,939
Common shareholders' equity	1,975,534			1,866,610
Webster Financial Corp. shareholders' equity	2,127,183			1,895,549
Total liabilities and equity	$20,062,886			$19,054,636
Tax-equivalent net interest income		299,717			295,277
Less: tax equivalent adjustments		(6,860)			(7,531)
Net interest income		$292,857			$287,746
Net interest margin			3.23%			3.34%
(1)On a fully tax-equivalent basis.
(2)Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 74.4% of total revenue for the six months ended June 30, 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size, duration and credit risk of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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

	Three months ended June 30,			Six months ended June 30,
	2013 vs. 2012 Increase (decrease) due to			2013 vs. 2012 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(6,202)	$6,543	$341	$(13,228)	$13,889	$661
Loans held for sale	(130)	24	(106)	(300)	333	33
Investment securities	(5,785)	1,010	(4,775)	(12,314)	3,056	(9,258)
Total interest income	$(12,117)	$7,577	$(4,540)	$(25,842)	$17,278	$(8,564)
Interest on interest-bearing liabilities:
Deposits	$(3,792)	$714	$(3,078)	$(7,922)	$1,638	$(6,284)
Borrowings	(3,794)	(351)	(4,145)	(7,764)	373	(7,391)
Total interest expense	$(7,586)	$363	$(7,223)	$(15,686)	$2,011	$(13,675)
Net change in net interest income	$(4,531)	$7,214	$2,683	$(10,156)	$15,267	$5,111

Net interest income totaled $147.1 million for the three months ended June 30, 2013 compared to $144.4 million for the three months ended June 30, 2012, an increase of $2.7 million. The increase in net interest income during the three months ended June 30, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the three months ended June 30, 2013 increased $0.8 billion as compared to the three months ended June 30, 2012. The net interest margin decreased 9 basis points from 3.32% for the three months ended June 30, 2012 to 3.23% for the three months ended June 30, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 27 basis points from 4.00% for the three months ended June 30, 2012 to 3.73% for the three months ended June 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Net interest income totaled $292.9 million for the six months ended June 30, 2013 compared to $287.7 million for the six months ended June 30, 2012, an increase of $5.1 million. The increase in net interest income during the six months ended June 30, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the six months ended June 30, 2013 increased $0.9 billion as compared to the six months ended June 30, 2012. The net interest margin decreased 11 basis points from 3.34% for the six months ended June 30,

2012 to 3.23% for the six months ended June 30, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 28 basis points from 4.03% for the six months ended June 30, 2012 to 3.75% for the six months ended June 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans and leases increased $695.1 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The loan and lease portfolio yield decreased 22 basis points to 4.03% for the six months ended June 30, 2013 and comprised 64.86% of the average interest-earning assets at June 30, 2013, compared to the loan and lease portfolio yield of 4.25% for the six months ended June 30, 2012, which comprised 64.24% of the average interest-earning assets at June 30, 2012. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the origination of lower yielding loans and leases in a low interest rate environment.
Average securities increased $184.5 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The yield on investment securities decreased 43 basis points to 3.28% for the six months ended June 30, 2013 and comprised 33.53% of average interest-earning assets at June 30, 2013, compared to the yield on investment securities of 3.71% for the six months ended June 30, 2012, which comprised 34.20% of the average interest-earning assets at June 30, 2012. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in a protracted low rate environment.
Average total deposits increased $754.5 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase is due to a $363.0 million increase in non-interest-bearing deposits and an increase of $391.5 million in interest-bearing deposits. The average cost of deposits decreased 11 basis points to 0.34% for the six months ended June 30, 2013 from 0.45% for the six months ended June 30, 2012. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposits to total interest-bearing deposits decreased to 20.7% for the six months ended June 30, 2013 from 24.3% for the six months ended June 30, 2012.
Average total borrowings increased $39.2 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase is due to growth in loans and securities which exceeded the growth in deposits and equity. Average Federal Home Loan Bank advances increased $331.5 million which is partially offset by decreases of $251.7 million in average long-term debt and $40.6 million in securities sold under agreements to repurchase and other borrowings. The decrease in average long-term debt is due to the repayment of all the $102.6 million outstanding principal amount of Subordinated Notes on January 15, 2013 and the redemption of $136.1 million of Capital Trust Securities on July 18, 2012.

Provision for Loan and Lease Losses
The provision for loan and lease losses was $8.5 million and $16.0 million for the three and six months ended June 30, 2013, respectively, a $3.5 million and $7.0 million increase as compared to the three and six months ended June 30, 2012, respectively.
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the level of the provision, including loan growth, portfolio composition, credit performance changes in the levels of non-performing loans and leases, net charge-offs and changes in the economic environment. At June 30, 2013, the allowance for loan and lease losses totaled $163.4 million, or 1.33% of total loans and leases, compared to $177.1 million, or 1.47% of total loans and leases, at December 31, 2012. For the three and six months ended June 30, 2013, total net charge-offs were $12.9 million and $29.7 million, respectively, compared to $16.5 million and $43.7 million for the three and six months ended June 30, 2012, respectively.
See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income
Total non-interest income was $52.3 million and $100.5 million for the three and six months ended June 30, 2013, respectively, an increase of $4.9 million and $9.2 million from the comparable periods in 2012. The increase for the three months ended June 30, 2013 is primarily attributable to growth in mortgage banking activities, loan related fees, and wealth and investment services, while the increase for the six months ended June 30, 2013 is primarily attributable to growth in mortgage banking activities, wealth and investment services, increase in cash surrender value of life insurance policies, and loan related fees.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Non-Interest Income:
Deposit service fees	$24,622	$23,719	$903	3.8%	$48,616	$47,082	$1,534	3.3%
Loan related fees	5,505	3,565	1,940	54.4	10,090	8,434	1,656	19.6
Wealth and investment services	8,920	7,249	1,671	23.1	16,686	14,470	2,216	15.3
Mortgage banking activities	5,888	3,624	2,264	62.5	12,919	8,007	4,912	61.3
Increase in cash surrender value of life insurance policies	3,448	2,561	887	34.6	6,832	5,078	1,754	34.5
Net gain on sale of investment securities	333	2,537	(2,204)	(86.9)	439	2,537	(2,098)	(82.7)
Other income	3,535	4,098	(563)	(13.7)	4,947	5,731	(784)	(13.7)
Total non-interest income	$52,251	$47,353	$4,898	10.3%	$100,529	$91,339	$9,190	10.1%
Deposit Service Fees. Deposit service fees were $24.6 million and $48.6 million for the three and six months ended June 30, 2013, respectively, an increase of $0.9 million and $1.5 million from the comparable periods in 2012 which is primarily due to an increase in the number of health savings accounts and an increase in cash management fees related to existing customers acquiring additional products. The increase is slightly offset by a decline in overdraft activity.
Loan Related Fees. Loan related fees were $5.5 million and $10.1 million for the three and six months ended June 30, 2013, respectively, an increase of $1.9 million and $1.7 million from the comparable periods in 2012 due to an increase in loan service fee income, prepayment penalties and late charges in commercial banking.
Wealth and Investment Services. Wealth and investment services income was $8.9 million and $16.7 million for the three and six months ended June 30, 2013, respectively, an increase of $1.7 million and $2.2 million from the comparable periods in 2012 primarily due to an increase in income from Webster Investment Services driven by increased cross-sell to existing customers.
Mortgage Banking Activities. Mortgage banking activities net revenue was $5.9 million and $12.9 million for the three and six months ended June 30, 2013, respectively, an increase of $2.3 million and $4.9 million from the comparable periods in 2012 primarily due an increase in the loan originator sales force, which resulted in originations of $206.3 million and $435.3 million for three and six months ended June 30, 2013, respectively, compared to $198.3 million and $329.7 million from the comparable periods in 2012, coupled with the Company implementing a strategy of selling a higher percentage of conforming fixed-rate loans and combined with favorable pricing in the secondary markets. The increase for the six months ended June 30, 2013 also benefited from a positive fair value adjustment on mortgage banking derivatives.
Increase in Cash Surrender Value of Life Insurance Policies. Increase in cash surrender value of life insurance polices income was $3.4 million and $6.8 million for the three and six months ended June 30, 2013, respectively, an increase of $0.9 million and $1.8 million from the comparable periods in 2012 primarily due to $100 million of additional purchases in September 2012.
Other. Other non-interest income was $3.5 million and $4.9 million for the three and six months ended June 30, 2013, respectively, compared to $4.1 million and $5.7 million for the three and six months ended June 30, 2012, respectively. The decrease of $0.6 million for the three months ended June 30, 2013, as compared to 2012, is due to mark-to-market adjustments to direct investments and a decrease in client swap activity. The decrease of $0.8 million for the six months ended June 30, 2013, as compared to 2012, is due to a write down of $1.5 million in 2013 on a loan previously transferred to held for sale. This decrease was offset by positive fair value adjustments on treasury derivatives related to increased client swap activity as well as positive fair value adjustments to the Company's private equity funds for the six months ended June 30, 2013 from the comparable period in 2012.

Non-Interest Expense
Total non-interest expense was $123.6 million and $249.1 million for the three and six months ended June 30, 2013, respectively, a decrease of $3.6 million and $5.9 million from the comparative periods in 2012. The decrease for the three months ended June 30, 2013 is primarily attributable to lower professional and outside services, marketing, and occupancy, while the decrease for the six months ended June 30, 2013 is primarily attributable to lower professional and outside services, technology and equipment, occupancy, and deposit insurance.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$65,768	$63,587	$2,181	3.4%	$131,818	$132,206	$(388)	(0.3)%
Occupancy	11,837	12,578	(741)	(5.9)	24,716	25,460	(744)	(2.9)
Technology and equipment	15,495	16,021	(526)	(3.3)	30,848	31,603	(755)	(2.4)
Intangible assets amortization	1,242	1,397	(155)	(11)	2,484	2,794	(310)	(11)
Marketing	3,817	5,094	(1,277)	(25.1)	8,628	9,194	(566)	(6.2)
Professional and outside services	1,527	3,387	(1,860)	(54.9)	3,677	6,079	(2,402)	(39.5)
Deposit insurance	5,524	5,723	(199)	(3.5)	10,698	11,432	(734)	(6.4)
Other expense	18,394	19,392	(998)	(5.1)	36,270	36,224	46	0.1
Total non-interest expense	$123,604	$127,179	$(3,575)	(2.8)%	$249,139	$254,992	$(5,853)	(2.3)%
Compensation and Benefits. Compensation and benefits expense was $65.8 million and $131.8 million for the three and six months ended June 30, 2013, respectively, an increase of $2.2 million and a decrease of $0.4 million from the comparable periods in 2012. The increase is attributable to merit increases year over year in addition to an increase in commission expense driven by higher sales of mortgages, investment services and HSA accounts.
Occupancy. Occupancy expense was $11.8 million and $24.7 million for the three and six months ended June 30, 2013, respectively, a decrease of $0.7 million and $0.7 million from the comparable periods in 2012, is due to lower depreciation and continued efficiency on expense management.
Technology and Equipment. Technology and equipment expense was $15.5 million and $30.8 million for the three and six months ended June 30, 2013, respectively, a decrease of $0.5 million and $0.8 million from the comparable periods in 2012. The decrease is primarily due to a reduction in depreciation.
Marketing. Marketing expense was $3.8 million and $8.6 million for the three and six months ended June 30, 2013, respectively, a decrease of $1.3 million and $0.6 million from the comparable periods in 2012, primarily due to a more effective use of marketing channels.
Professional and outside services. Professional and outside services expense was $1.5 million and $3.7 million for the three and six months ended June 30, 2013, respectively, a decrease of $1.9 million and $2.4 million from the comparable periods in 2012, primarily due to a decrease in consulting fees.
Deposit Insurance. Deposit insurance was $5.5 million and $10.7 million for the three and six months ended June 30, 2013, respectively, a decrease of $0.2 million and $0.7 million from the comparable periods in 2012. The reduction of underperforming assets supported by an increase in tier 1 equity during 2013 as compared to 2012 levels resulted in a decrease to the FDIC insurance expense for the three and six months ended June 30, 2013.
Other. Other non-interest expense was $18.4 million and $36.3 million for the three and six months ended June 30, 2013, respectively, compared to $19.4 million and $36.2 million for the three and six months ended June 30, 2012, respectively. The decrease of $1.0 million for the three months ended June 30, 2013, as compared to 2012, is due to a decrease in loan workout costs as asset quality improved.

Income Taxes
During the three and six months ended June 30, 2013 and 2012, Webster recognized income tax expense of $20.8 million and $39.8 million with an effective tax rate of 31.0% and 31.0% and income tax expense of $18.3 million and $34.9 million with an effective tax rate of 30.8% and 30.3%, respectively. The increase in the effective rate principally reflects the increase in estimated pre-tax income and a $0.7 million state tax benefit ($0.5 million, net of federal effects) recognized in the three months ended March 31, 2012 related to a net decrease in unrecognized tax benefits applicable to uncertain tax positions. For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K.
Business Segment Results
Webster’s operations are divided into three reportable business segments that represent its core businesses – Commercial Banking, Community Banking and Other. Community Banking includes operating segments, Personal Bank and Business Banking, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units have been consolidated under the president and chief operating officer. This change results in a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, our ATM network) and Business Banking. This strategic choice organizes our business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers' personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
Webster’s business segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.

The following table presents the results for Webster’s business segments and incorporates the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net income (loss):
Commercial Banking	$23,278	$22,577	$43,096	$41,519
Community Banking	20,322	12,597	35,948	27,633
Other	4,058	3,625	7,260	6,147
Total Business Segments	47,658	38,799	86,304	75,299
Corporate and Reconciling	(1,285)	2,441	2,186	4,879
Net income	$46,373	$41,240	$88,490	$80,178
(a) Reclassified to conform to the 2013 presentation.
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and six months ended June 30, 2013, 94.3% and 104.5% , respectively, of the provision expense is specifically attributable to business segments.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the effective income tax rate for the period shown.

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment services, which includes government and institutional banking. Webster’s Commercial Banking group takes a relationship approach to providing lending, deposit and cash management services to middle market companies in its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking.

Commercial Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$53,418	$45,574	$104,578	$89,483
Provision (benefit) for loan and lease losses	2,416	(4,529)	4,417	(5,439)
Net interest income after provision	51,002	50,103	100,161	94,922
Non-interest income	6,887	7,281	11,719	14,174
Non-interest expense	24,151	24,804	49,421	49,497
Income before income taxes	33,738	32,580	62,459	59,599
Income tax expense	10,460	10,003	19,363	18,080
Net income	$23,278	$22,577	$43,096	$41,519
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At June 30, 2013	At December 31, 2012
Total assets	$5,291,138	$5,113,898
Total loans	5,255,502	5,037,307
Total deposits	2,813,599	2,633,327
Net interest income increased $7.8 million in the three months ended June 30, 2013 from the comparable period in 2012. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $6.9 million in the three months ended June 30, 2013 from the comparable period in 2012. The change in provision is primarily the result of loan growth coupled with losses on two commercial credits to maintain a reserve level that management deems adequate to cover inherent losses in the Commercial Banking portfolio. Commercial Banking continues to experience improvement in asset quality, including the levels of nonperforming and classified loans. The benefit in 2012 was the result of a greater rate of improvement in credit quality from the comparable period as evidenced by the positive migration of risk ratings. Non-interest income decreased $0.4 million in the three months ended June 30, 2013 from the comparable period in 2012, primarily due to less interest rate management services activity. Non-interest expense decreased $0.7 million in the three months ended June 30, 2013, from the comparable period in 2012. The decrease was primarily attributable to reduced compensation and benefit costs.
Net interest income increased $15.1 million in the six months ended June 30, 2013 from the comparable period in 2012. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $9.9 million in the six months ended June 30, 2013 from the comparable period in 2012.The change in provision is primarily the result of loan growth coupled with losses on two commercial credits and on the sale of one commercial credit to maintain a reserve level that management deems adequate to cover inherent losses in the Commercial Banking portfolio. Commercial Banking continues to experience improvement in asset quality, including the levels of nonperforming and classified loans. The benefit in 2012 was the result of a greater rate of improvement in credit quality from the comparable period as evidenced by the positive migration of risk ratings. Non-interest income decreased $2.5 million in the six months ended June 30, 2013 from the comparable period in 2012, primarily due to less interest rate management services activity. Non-interest expense was essentially flat in the six months ended June 30, 2013, from the comparable period in 2012.
Loans increased $218.2 million from December 31, 2012. The loan pipeline is improving. Loan originations in the three and six months ended June 30, 2013 were $728.2 million and $1,024.1 million, respectively compared to $567.7 million and $981.5 million in the three months ended June 30, 2012, respectively. The increase in originations is primarily due to increased deal flow. Total deposits increased $180.3 million for the period ended June 30, 2013, compared to December 31, 2012, consistent with new business development.

Community Banking

Community Banking serves consumer and small business customers primarily throughout southern New England and into Westchester County, New York. The business segment is comprised of the following reporting units: The Personal Bank, Business Banking, a Distribution network consisting of 168 banking centers and 296 ATMs, a Customer Care Center, and a full range of Internet and mobile banking services.
The Personal Bank includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services (“WIS”) offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives, located throughout its branch network, offering customers insurance and investment products including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At June 30, 2013, Webster had $2.4 billion of assets under administration in its strategic partnership with LPL compared to $2.3 billion at December 31, 2012. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit and cash flow management products targeted to businesses and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$86,421	$85,907	$171,088	$169,615
Provision for loan and lease losses	5,533	8,069	12,246	11,138
Net interest income after provision	80,888	77,838	158,842	158,477
Non-interest income	31,706	26,414	62,267	54,073
Non-interest expense	83,142	86,034	169,011	172,884
Income before income taxes	29,452	18,218	52,098	39,666
Income tax expense	9,130	5,621	16,150	12,033
Net income	$20,322	$12,597	$35,948	$27,633
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At June 30, 2013	At December 31, 2012
Total assets	$7,698,944	$7,708,159
Total loans	6,649,154	6,668,712
Total deposits	10,155,673	10,188,750
Net interest income increased $0.5 million in the three months ended June 30, 2013 from the comparable period in 2012. The increase is primarily a result of growth in the Business Banking loan and deposit components of the balance sheet. The provision for loan and lease losses decreased $2.5 million in the three months ended June 30, 2013 from the comparable period in 2012. The change in provision is primarily due to management's evaluation of the level of inherent losses in this segment's existing book of business and management's belief in the adequacy of the overall reserve levels. The Business Banking loan portfolio has shown continued improvement in levels of non-performing loans over the past year coupled with improved levels of classified loans. Non-interest income increased $5.3 million in the three months ended June 30, 2013 from the comparable period in 2012. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2012. This increased level of loan sales coupled with optimal pricing in the secondary markets resulted in significantly higher gains from loan sales, totaling $6.5 million for the three months ended June 30, 2013 compared to $3.6 million for the comparable period in 2012. Also contributing were increases in investment service fees and credit card fee income. Non-interest expense decreased $2.9 million in the three months ended June 30, 2013 from the comparable period in 2012. The decrease is reflective of lower branch staffing costs, reduced loan workout expenses and the Company's continued focus on improving efficiencies through disciplined expense management.
Net interest income increased $1.5 million in the six months ended June 30, 2013 from the comparable period in 2012. The increase is primarily a result of growth in the Business Banking loan and deposit components of the balance sheet. The provision for loan and lease losses increased $1.1 million in the six months ended June 30, 2013 from the comparable period in 2012. The change in provision is primarily due to management's evaluation of the level of inherent losses in this segment's existing book of business and management's belief in the adequacy of the overall reserve levels. The Business Banking loan portfolio has shown continued improvement in levels of non-performing and classified loans over the past year. Accruing delinquencies increased in business banking loans related to a high level of maturities which are expected to be resolved over the next two quarters. Non-interest income increased $8.2 million in the six months ended June 30, 2013 from the comparable period in 2012. The increase in non-interest income is related to a combination of balance sheet management strategies and a continued low interest rate environment which increased the amount of mortgage loans sold in the secondary market from the comparable period in 2012. Coupled with optimal pricing in the secondary markets, this increased level of loan sales resulted in significantly higher gains from loan sales, totaling $13.2 million for the six months ended June 30, 2013 compared to $8.0 million for the comparable six month period in 2012. Also contributing were increases in other deposit related, investment service fees and credit card fee income. Non-interest expense decreased $3.9 million in the six months ended June 30, 2013 from the comparable period in 2012. The decrease is reflective of lower branch staffing costs, reduced loan workout expenses and the Company's continued focus on improving efficiencies through disciplined expense management.
Total loans decreased $19.6 million for the period ended June 30, 2013, compared to December 31, 2012. The net decrease in loans is primarily due to a higher percentage of residential mortgage loans originated for sale into the secondary markets and continued prepayments of consumer loans, partially offset by growth in Business Banking. Loan originations in the three and six months ended June 30, 2013 were $640.9 million and $1.2 billion, respectively, compared to $582.8 million and $1.1 billion in the three and six months ended June 30, 2012, respectively. Total Mortgage originations for the three and six months ended June 30, 2013 increased by $15.0 million and $97.3 million, respectively from the comparable periods in 2012. Consumer loan originations for the three and six months ended June 30, 2013 increased by $43.3 million and $63.0 million, respectively from the comparable periods in 2012. Business Banking loan originations for the three and six months ended June 30, 2013 decreased by $0.3 million and increased by $1.9 million, respectively from the comparable periods in 2012.
Total deposits decreased $33.1 million for the period ended June 30, 2013 compared to December 31, 2012 primarily due to due to runoff of maturing CD balances which was mostly offset by growth in Business Banking and Consumer core transaction balances.
Other
Other includes HSA Bank ("HSA") and Private Banking.
HSA Bank is a bank custodian of health savings accounts. These accounts are used in conjunction with high deductible health plans offered by employers or directly to consumers.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations and business clients, for asset management, trust, loan and deposit products, and financial planning services.
Other Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$9,987	$8,379	$19,275	$16,298
Provision (benefit) for loan and lease losses	69	(262)	50	(340)
Net interest income after provision	9,918	8,641	19,225	16,638
Non-interest income	8,351	7,281	16,496	14,414
Non-interest expense	12,388	10,695	25,199	22,228
Income before income taxes	5,881	5,227	10,522	8,824
Income tax expense	1,823	1,602	3,262	2,677
Net income	$4,058	$3,625	$7,260	$6,147
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At June 30, 2013	At December 31, 2012
Total assets	$317,169	$282,414
Total loans	295,756	259,835
Total deposits	1,651,149	1,454,129
Net interest income increased $1.6 million in the three months ended June 30, 2013 from the comparable period in 2012. Of the $1.6 million increase, $1.4 million was due to HSA deposit growth, account growth and pricing initiatives, and $0.2 million was due to higher loan and deposit balances for Private Banking for the three months ended June 30, 2013. Non-interest income increased $1.1 million in three months ended June 30, 2013 from the comparable period in 2012. The increase in non-interest income is primarily due to account growth. Non-interest expense increased $1.7 million in the three months ended June 30, 2013 from the comparable period in 2012, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.
Net interest income increased $3.0 million in the six months ended June 30, 2013 from the comparable period in 2012. Of the $3.0 million increase, $2.5 million was due to HSA deposit growth, account growth and pricing initiatives, and $0.5 million was due to higher loan and deposit balances for Private Banking for the six months ended June 30, 2013. Non-interest income increased $2.1 million in the six months ended June 30, 2013 from the comparable period in 2012. The increase in non-interest income is primarily due to account growth. Non-interest expense increased $3.0 million in the six months ended June 30, 2013 from the comparable period in 2012, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.
Total loans increased $35.9 million due to loan growth in Private Banking. Loan originations in the three and six months ended June 30, 2013 were $41.4 million and $70.7 million, respectively, compared to $20.7 million and $39.1 million in the three and six months ended June 30, 2012, respectively. Total deposits increased $197.0 million for the period ended June 30, 2013 compared to December 31, 2012, primarily as a result of growth in HSA balances.
Private Banking had approximately $1.98 billion of client assets under management and administration at June 30, 2013 compared to $1.95 billion at December 31, 2012. HSA had $480.0 million in linked brokerage accounts at June 30, 2013 compared to $378.7 million at December 31, 2012.

Financial Condition
Webster had total assets of $20.3 billion at June 30, 2013 and $20.1 billion at December 31, 2012. Total loans and leases, net, of $12.1 billion, with allowance for loan and lease losses of $163.4 million at June 30, 2013, increased $231.3 million when compared to total loans and leases, net, of $11.9 billion, with allowance for loan and lease losses of $177.1 million at December 31, 2012. Total deposits of $14.8 billion at June 30, 2013 increased $304.7 million when compared to total deposits of $14.5 billion at December 31, 2012. Non-interest-bearing deposits increased 2.6%, while interest-bearing deposits increased 2.0% during the period. Webster’s loan-to-deposit ratio was 82.55% at June 30, 2013, compared to 82.78% at December 31, 2012 and 82.60% at June 30, 2012.
At June 30, 2013, total shareholders' equity of $2.1 billion increased $33.9 million when compared to total shareholders' equity of $2.1 billion at December 31, 2012. Changes in shareholders' equity for the six months ended June 30, 2013 consisted of an increase for net income of $88.5 million and decreases for dividends of $21.9 million to common shareholders and $5.5 million to preferred shareholders and $32.9 million of other comprehensive loss primarily related to net unrealized losses on securities available for sale. The quarterly cash dividend to common shareholders increased to $0.15 per common share on April 22, 2013 from $0.10 per common share since April 23, 2012. At June 30, 2013, the tangible common equity ratio was 7.27%, compared to 7.20% at June 30, 2012. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank may acquire and hold various types of investment securities in accordance with the guidelines of applicable federal regulations and its internal corporate investment policy. The type of investments that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and agency securities, including MBS and collateralized mortgage obligations (“CMOs”), collateralized loan obligations ("CLOs"), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, mutual funds and, subject to restrictions applicable to federally charted institutions, equity securities. The investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as an investment having an investment grade rating. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency may establish an individual limit on such investments if the concentration in such investments presents a safety and soundness concern. The Company has ceased use of trading securities in its investment securities portfolio.
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At June 30, 2013, Webster Bank’s portfolio consisted primarily of agency MBS, agency CMOs and municipal securities in held-to-maturity and agency CMOs, agency MBS, CLOs and CMBS in available for sale. The Company's combined investment securities portfolio totaled $6.4 billion at June 30, 2013 compared to $6.2 billion at December 31, 2012, an increase of $143.5 million. Available for sale securities increased by $121.2 million, primarily due to new purchases of agency MBS, CLOs and CMBS securities. This included an increase of $188.6 million in floating-rate CLOs which were purchased to reduce the duration of the portfolio. Held-to-maturity securities increased by $22.3 million, primarily due to the purchases of agency MBS replacing the cash flows received from agency MBS, agency CMOs and municipal securities. On a tax-equivalent basis, the yield in the securities portfolio for the six months ended June 30, 2013 and 2012 was 3.28% and 3.71%, respectively.
During 2013, the Federal Reserve maintained the Fed Funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about the European debt crisis, slowing economic growth around the world, and low inflation in the U.S. along with additional monetary policy accommodation by the Federal Reserve with a policy known as Quantitative Easing 3 or ("QE3") kept market yields lower during the six months ended June 30, 2013. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Market interest rates rose in May and June due to the possible removal of some of the Federal Reserves QE3 policy earlier than expected. This was generally negative for longer duration investments in the portfolio.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At June 30, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”)	988,928	15,696	(727)	1,003,897	—	—	1,003,897
Agency mortgage-backed securities (“MBS”)	1,362,955	11,549	(36,312)	1,338,192	—	—	1,338,192
Commercial mortgage-backed securities (“CMBS”)	411,544	29,489	(897)	440,136	—	—	440,136
Collateralized loan obligations ("CLOs")	277,657	825	(474)	278,008	—	—	278,008
Pooled trust preferred securities (1)	44,025	—	(13,810)	30,215	—	—	30,215
Single issuer trust preferred securities	51,267	—	(6,392)	44,875	—	—	44,875
Corporate debt	110,118	2,699	(146)	112,671	—	—	112,671
Equity securities-financial institutions (2)	6,307	2,859	—	9,166	—	—	9,166
Total available for sale	$3,253,001	$63,117	$(58,758)	$3,257,360	$—	$—	$3,257,360
Held-to-maturity:
Agency CMOs	$401,617	$—	$—	$401,617	$12,112	$(801)	$412,928
Agency MBS	1,984,849	—	—	1,984,849	49,697	(37,413)	1,997,133
Municipal bonds and notes	486,862	—	—	486,862	17,165	(362)	503,665
CMBS	245,475	—	—	245,475	8,789	(5,167)	249,097
Private Label MBS	11,061	—	—	11,061	264	—	11,325
Total held-to-maturity	$3,129,864	$—	$—	$3,129,864	$88,027	$(43,743)	$3,174,148

Total investment securities	$6,382,865	$63,117	$(58,758)	$6,387,224	$88,027	$(43,743)	$6,431,508

(1)Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at June 30, 2013.
(2)Amortized cost is net of $21.3 million of other-than-temporary impairment at June 30, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate Debt	111,281	6,918	—	118,199	—	—	118,199
Equity securities-financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.
(2)Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
The Company held $2.6 billion in investment securities that are in an unrealized loss position at June 30, 2013. Approximately $2.5 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $87.5 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $102.5 million at June 30, 2013. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell these securities before the recovery of its cost basis. During the three and six months ended June 30, 2013, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At June 30, 2013, one available for sale investment security valued at $4.1 million remains in non-accruing status. For additional information on the investment securities portfolio, see Note 2 - Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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

Loan and Lease Portfolio
The table below provides the Company's loan and lease portfolio composition:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,255,764	26.6	$3,246,586	26.9
Construction	51,936	0.4	39,359	0.3
Total residential	3,307,700	27.0	3,285,945	27.2
Consumer:
Home equity loans	2,379,855	19.4	2,448,207	20.4
Liquidating portfolio	111,927	0.9	121,875	1.0
Other consumer	49,559	0.4	43,672	0.4
Total consumer	2,541,341	20.7	2,613,754	21.8
Commercial:
Commercial non-mortgage	2,525,415	20.6	2,409,816	20.0
Asset-based loans	593,217	4.9	505,425	4.2
Total commercial	3,118,632	25.5	2,915,241	24.2
Commercial real estate:
Commercial real estate	2,695,514	22.0	2,644,229	22.0
Commercial construction	147,442	1.2	114,309	1.0
Residential development	26,800	0.2	27,761	0.2
Total commercial real estate	2,869,756	23.4	2,786,299	23.2
Equipment financing loans and leases	396,405	3.2	414,783	3.4
Net unamortized premiums	5,906	0.1	6,254	0.1
Net deferred costs	6,553	0.1	6,420	0.1
Total loans and leases	$12,246,293	100.0	$12,028,696	100.0
Accrued interest receivable	36,688		35,360
Total recorded investment in loans and leases	$12,282,981		$12,064,056

Total residential loans were $3.3 billion at June 30, 2013, an increase of $21.8 million from December 31, 2012. The increase in the residential portfolio reflects originations (primarily jumbo and conventional adjustable rate mortgages) outpacing loan payoffs and payments during the six months ended June 30, 2013. In line with balance sheet strategies, since the second half of 2012, originations of conventional fixed rate products are more frequently sold into the secondary markets.
Total consumer loans were $2.5 billion at June 30, 2013, a decrease of $72.4 million from December 31, 2012. The decrease is primarily due to continued high loan prepayments outpacing loan originations and line advances in the continuing portfolio and a reduction of $9.9 million in the liquidating consumer portfolio as a result of payoff and payments coupled with charge-offs taken during the six months ended June 30, 2013.
Total commercial loans were $3.1 billion at June 30, 2013, an increase of $203.4 million from December 31, 2012. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $653.0 million in commercial non-mortgage for the six months ended June 30, 2013. Asset-based loans increased $87.8 million from December 31, 2012, reflective of $83.5 million in originations during the six months ended June 30, 2013.
Commercial real estate loans were $2.9 billion at June 30, 2013, an increase of $83.5 million from December 31, 2012 as a result of the impact of fundings on existing lines and new originations of $372.1 million during the six months ended June 30, 2013.
Equipment financing loans and leases were $396.4 million at June 30, 2013, a decrease of $18.4 million from December 31, 2012. The decrease primarily reflects payments and payoffs outpacing originations.

Commercial Loans with Interest Reserves
At June 30, 2013 and December 31, 2012, there were 16 construction-related loans employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The commitments on these loans totaled $192.3 million and $124.3 million and the loans had outstanding balances of $101.6 million and $50.8 million at June 30, 2013 and December 31, 2012, respectively. Contractually committed interest reserves for this loan type totaled $6.7 million and $5.0 million at June 30, 2013 and December 31, 2012, respectively. Interest income of $0.7 million and $0.3 million and $1.2 million and $0.5 million was recognized during the three and six months ended June 30, 2013 and 2012, respectively. The 16 loans are performing under the original terms as of June 30, 2013.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. A project is subject to on-site inspections, as provided for in the loan agreement, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At June 30, 2013 and December 31, 2012, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.
Asset Quality
Management strives to maintain asset quality within established risk tolerance levels through its underwriting standards, servicing and management of loans and leases. Non-performing assets, loan and lease delinquency and credit loss levels are considered to be key measures of asset quality.
The key asset quality ratios that management monitors are as follows:

	At June 30, 2013	At December 31, 2012
Non-accrual and restructured loans as a percentage of total loans and leases	1.52%	1.62%
Non-performing assets as a percentage of:
Total assets	0.94	0.98
Total loans, leases and OREO	1.56	1.65
Net charge-offs as a percentage of average loans and leases (1)	0.43	0.68
Allowance for loan and lease losses as a percentage of total loans and leases	1.33	1.47
Allowance for loan and lease losses as a percentage of total non-performing loans and leases	87.55	90.93
Ratio of allowance for loans and lease losses to net charge-offs	3.17x	2.28x
(1) Calculated based on year to date net charge-offs, annualized, for the June 30, 2013 period.

Non-performing Assets
The following table provides additional information regarding Webster's lending-related non-performing assets:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans and leases:
Residential:
1-4 family	$93,290	2.87	$94,723	2.90
Construction	918	1.77	817	2.08
Total residential	94,208	2.85	95,540	2.91
Consumer:
Home equity loans	44,630	1.88	49,402	2.02
Liquidating portfolio - home equity loans	7,594	6.78	8,133	6.67
Other consumer	87	0.18	135	0.31
Total consumer	52,311	2.06	57,670	2.21
Commercial:
Commercial non-mortgage	17,285	0.68	17,538	0.73
Commercial real estate:
Commercial real estate	16,542	0.61	15,634	0.59
Commercial construction	49	0.03	49	0.04
Residential development	4,444	16.6	5,043	18.2
Total commercial real estate	21,035	0.73	20,726	0.74
Equipment financing loans and leases	1,852	0.47	3,325	0.80
Total non-performing loans and leases (3)	$186,691	1.52	$194,799	1.62
Deferred costs and unamortized premiums	262		351
Total recorded investment in non-performing loans and leases	$186,953		$195,150

Total non-performing loans and leases (3)	$186,691		$194,799
Foreclosed and repossessed assets:
Residential and consumer	2,939		2,659
Commercial	909		723
Total foreclosed and repossessed assets	$3,848		$3,382
Total non-performing assets (4)	$190,539		$198,181

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $113.1 million and $115.5 million at June 30, 2013 and December 31, 2012, respectively.

(4)	Excludes one non-accrual available for sale security of $4.1 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.
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

Interest on non-accrual loans at June 30, 2013 and 2012 that would have been recorded as additional interest income for the three and six months ended June 30, 2013 and 2012 had the loans been current in accordance with their original terms approximated $5.7 million and $8.6 million and $3.8 million and $7.2 million, respectively. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for information on the Company's non-accrual policy.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2013	2012
Non-performing loans and leases, beginning of period	$194,799	$188,079
New non-performing status (1)	82,580	75,194
Paydowns/draws on existing loans, net	(54,588)	(48,999)
Charge-offs	(31,699)	(33,378)
Other reductions	(4,401)	(2,631)
Non-performing loans and leases, end of period (2)	$186,691	$178,265

(1)
Included in new non-performing status for the six months ended June 30, 2013 are $1.4 million of consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy during the quarter and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

(2)
Included in the total non-performing loans and leases are $51.3 million of consumer and residential loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy during the quarter and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, primarily for residential and consumer loans. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
For residential and consumer collateral dependent loans, if the loan value is in excess of $250,000, a third-party appraisal is obtained, and if the loan value is under $250,000, internal valuation methods are performed. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months. Fair value is reassessed, with any excess amount charged off for all consumer loans that reach 180 days past due for compliance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated on a quarterly basis. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer will review these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.

Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2013 and December 31, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.
At June 30, 2013, there were 1,826 impaired loans and leases with a recorded investment balance of $399.6 million, which included loans and leases of $237.2 million with an impairment allowance of $21.9 million. There were loans and leases of $252.4 million measured using the present value of expected cash flows and $147.2 million measured using the fair value of associated collateral. Approximately 31.2% of the $147.2 million of the collateral dependent loans and leases at June 30, 2013 relied on current third-party appraisals to assist in measuring impairment. At December 31, 2012, there were 1,932 impaired loans and leases with a recorded investment balance of $414.3 million, which included loans and leases of $261.1 million with an impairment allowance of $27.4 million. There were loans and leases of $293.7 million measured using the present value of expected cash flows and $120.6 million measured using the fair value of associated collateral. Approximately 35.6% of the $120.6 million of the collateral dependent loans and leases at December 31, 2012 relied on current third-party appraisals to assist in measuring impairment.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulties and (2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when, the modified terms of the loan are more attractive to the borrower than standard market terms. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and, thus, impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit risk at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
The following tables provide detail of TDR balance and activity:

(In thousands)	At June 30, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$272,922	$288,578
Non-accrual status	118,208	115,583
Total recorded investment	$391,130	$404,161
Accruing TDRs performing under modified terms more than one year	57.4%	60.2%
TDR specific reserves included in the balance of allowance for loan and lease losses	$21,882	$27,317
Additional funds committed to borrowers in TDR status (1)	5,854	3,263

	Six months ended June 30,
(In thousands)	2013	2012
TDRs, beginning of period	$404,161	$444,312
New TDR status (2)	30,865	30,200
Paydowns/draws on existing TDRs, net	(28,685)	(25,904)
Charge-offs post modification	(14,091)	(23,541)
Loan sales	—	(7,730)
Other reductions (3)	(1,120)	(14,224)
TDRs, end of period	$391,130	$403,113

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

(2)
Included in new TDR status for the six months ended June 30, 2013 are $1.9 million of consumer loans where the borrower’s obligation has been discharged in bankruptcy which are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

(3)	Other reductions include change in TDR status and transfers to OREO.
See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table sets forth information regarding over 30-day delinquent loans and leases, excluding loans held for sale and non-accrual loans and leases:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$16,056	0.49	$24,826	0.76
Construction	—	—	356	0.91
Consumer:
Home equity loans	15,560	0.65	24,344	0.99
Liquidating portfolio - home equity loans	1,902	1.70	3,588	2.94
Other consumer	416	0.84	516	1.18
Commercial:
Commercial non-mortgage	10,891	0.43	2,769	0.11
Commercial real estate:
Commercial real estate	1,985	0.07	14,710	0.56
Residential development	737	2.75	—	—
Equipment financing loans and leases	783	0.20	1,926	0.46
Total loans and leases past due 30-89 days	48,330	0.39	73,035	0.61
Past due 90 days or more accruing:
Commercial non-mortgage	962	0.04	346	0.01
Commercial real estate	536	0.02	891	0.03
Total loans and leases past due 90 days and accruing	1,498		1,237
Total loans and leases over 30 days delinquent	$49,828		$74,272

Deferred costs and unamortized premiums	140		214
Accrued interest	732		887
Total recorded investment over 30 day delinquent loans	$50,700		$75,373

(1)	Past due loan and lease balances exclude the impact of deferred costs and unamortized premiums.

(2)
Represent the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Past due loans were $49.8 million at June 30, 2013, a decrease of $24.4 million from December 31, 2012. The decrease was primarily driven by enhancements to Webster's consumer collection process along with some seasonality for consumer loans. These decreases were offset by an increase in commercial non-mortgage related to a high level of business banking maturities which will be resolved over the next two quarters, as well as a single commercial non-mortgage loan that is expected to be resolved during the next quarter.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Probable losses are estimated based upon a quarterly review of the loan and lease portfolios, which include historic default and loss experience, specific problem loans or leases, risk rating profiles, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Webster’s Credit Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management.
Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of June 30, 2013, actual results may prove different and the differences could be significant.
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
Probable losses in the portfolio are estimated by calculating formula allowances for homogeneous pools of loans and leases and for impaired loans and leases with specific reserves. The formula allowances are calculated by applying loss factors to the loan and lease pools that are based on historic default and loss rates, internal risk ratings, and other risk-based characteristics. Changes in risk ratings, and other risk factors, for both performing and non-performing loans and leases affect the calculation of the allowances. Loss factors are based on Webster’s default and loss experience, and may be adjusted for significant conditions that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The following are considered when determining probable losses: historic loss experience, borrower and facility risk ratings, industry and borrower concentrations, collateral values, portfolio trends, accrual status and current market conditions. Back-testing is performed by comparing original estimated losses to actual observed losses, resulting in ongoing refinements.
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
The table below provides an allocation of the allowance for loan and lease losses by loan type; however, allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

	At June 30, 2013		At December 31, 2012		At June 30, 2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$26,876	0.81%	$29,474	0.90%	$32,063	0.97%
Consumer	49,659	1.94	54,254	2.06	62,237	2.30
Commercial	43,847	1.41	46,566	1.60	48,768	1.90
Commercial real estate	28,457	0.99	30,834	1.11	36,506	1.43
Equipment financing	3,603	0.90	4,001	0.95	5,433	1.30
Unallocated	11,000	—	12,000	—	13,750	—
Total ALLL	$163,442	1.33%	$177,129	1.47%	$198,757	1.72%
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category.
At June 30, 2013, the allowance for loan and lease losses is $163.4 million, or 1.33% of the total loan and lease portfolio, and 87.55% of total non-performing loans and leases. This compares with an allowance of $177.1 million, or 1.47% of the total loan and lease portfolio, and 90.93% of total non-performing loans and leases at December 31, 2012. Net charge-offs for the three and six months ended June 30, 2013 were $12.9 million and $29.7 million, respectively, consisting of $1.7 million and $4.4 million, respectively, in net charges for residential loans, $5.1 million and $13.7 million, respectively, in net charges for consumer loans, $5.1 million and $7.8 million, respectively, in net charges for commercial loans, $2.0 million and $5.5 million, respectively, in net charges for commercial real estate loans, and net recoveries of $0.9 million and $1.6 million, respectively, for equipment financing loans and leases. Net charge-offs decreased by $3.6 million and $14.0 million during the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012. The decrease in net charge-off activity reflects lower levels of losses and recoveries of previous charged-off, coupled with improved portfolio performance and loan quality metrics for the three and six months ended June 30, 2013. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.
The reserve associated with loans and leases individually evaluated for impairment at June 30, 2013, decreased $5.5 million when compared to December 31, 2012 and decreased $11.2 million when compared to June 30, 2012. The reduction in the reserve is primarily due to the requirement to charge loans discharged in a Chapter 7 bankruptcy down to the fair value of the collateral less cost to sell along with the resolution of larger commercial credits through payoff or sale, offset by the addition of new commercial impaired loans.
As of June 30, 2013, the reserve allocated to the residential loan portfolio decreased $2.6 million and $5.2 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease is due to the decrease in delinquent and non-performing loans and leases as well as a decrease in estimated forward-looking losses and reduced impairment levels on modified loans.
The reserve allocated to the consumer portfolio at June 30, 2013 decreased $4.6 million and $12.6 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease is due to a reduction in the consumer loan balances and improved delinquency and nonaccrual trends, while the forward-looking loss projection continues to decline. The general reserve excludes loans classified as TDRs.
The reserve allocated to the commercial portfolio at June 30, 2013 decreased $2.7 million and $4.9 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease is due to improved risk profile driven primarily by loan growth, and improved classified and non-accrual trends due to payoffs and upgrades.
The reserve allocated to the commercial real estate portfolio at June 30, 2013 decreased $2.4 million and $8.0 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease from the prior year comparable period is due to the decline in classified loans due to payoffs, which improved the risk profile as well as the estimated potential loss at June 30, 2013 as compared to June 30, 2012.
As of June 30, 2013, the reserve allocated to the equipment financing portfolio decreased $0.4 million and $1.8 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease is based on lower outstanding balances as well as improved credit metrics. There were reductions in delinquency, non-accrual and classified loans and leases during 2013.
The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan or lease portfolio. The unallocated portion of the ALLL at June 30, 2013 decreased $1.0 million and $2.8 million compared to December 31, 2012 and June 30, 2012, respectively. The decrease is primarily due to improvement in the Company’s monitoring and risk raring process combined with improved commercial and consumer related economic factors during the periods.

Detail of activity in the Company's allowance for credit losses follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$167,840	$210,288	$177,129	$233,487
Provision	8,500	5,000	16,000	9,000
Charge-offs:
Residential	(2,112)	(3,952)	(5,048)	(7,067)
Consumer	(7,331)	(11,349)	(17,738)	(21,400)
Commercial	(6,156)	(5,676)	(10,495)	(20,670)
Commercial real estate	(2,510)	(1,066)	(6,270)	(6,914)
Equipment financing	(4)	(165)	(91)	(799)
Total charge-offs	(18,113)	(22,208)	(39,642)	(56,850)
Recoveries:
Residential	440	136	690	277
Consumer	2,261	2,702	4,083	4,756
Commercial	1,058	1,678	2,657	3,478
Commercial real estate	552	46	793	1,146
Equipment financing	904	1,115	1,732	3,463
Total recoveries	5,215	5,677	9,955	13,120
Net charge-offs	(12,898)	(16,531)	(29,687)	(43,730)
Ending balance	$163,442	$198,757	$163,442	$198,757

Reserve for unfunded credit commitments:
Beginning balance	$5,137	$5,204	$5,662	$5,449
Provision	—	259	—	259
Benefit	(544)	—	(1,069)	(245)
Ending balance	$4,593	$5,463	$4,593	$5,463

A summary of net charge-offs to average outstanding loans and leases by category follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net charge-offs (1)
Residential	0.20%	0.46%	0.26%	0.41%
Consumer	0.79	1.27	1.06	1.22
Commercial	0.68	0.64	0.53	1.39
Commercial real estate	0.28	0.16	0.39	0.47
Equipment financing	(0.90)	(0.88)	(0.81)	(1.20)
Total net charge-offs to total average loans and leases	0.43%	0.58%	0.49%	0.77%

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
Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $14.8 billion at June 30, 2013 as compared to $14.5 billion at December 31, 2012 and $14.0 billion at June 30, 2012. Deposits have continued to increase, most significantly for the health savings account classification. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston. Webster Bank was required to hold $94.2 million of FHLB capital stock on June 30, 2013 and $104.9 million on December 31, 2012 for its membership and for outstanding advances and other extensions of credit. At June 30, 2013, Webster Bank held $108.2 million of FHLB capital stock. The FHLB most recently declared a cash dividend equal to an annual yield of 0.40% on April 19, 2013.
Additionally, Webster Bank is required to hold Federal Reserve Bank ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. , Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings
Total borrowed funds, including long-term debt, was $3.1 billion at June 30, 2013 and $3.2 billion at December 31, 2012. Borrowings represented 15.1% and 16.1% of total assets at June 30, 2013 and December 31, 2012, respectively, and 16.5% of total assets at June 30, 2012. See Note 7 - Securities Sold Under Agreements To Repurchase and Other Short-Term Borrowings, Note 8 - Federal Home Loan Bank Advances and Note 9 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity
Liquidity management allows Webster to meet cash flow requirements at a reasonable cost under various operating environments. Liquidity at the holding company level and at the Webster Bank level is actively managed and reviewed in order to maintain stable, cost effective funding to promote strength in its balance sheet. Liquidity comes from a variety of cash flow sources such as operating activities including principal and interest payments on loans and investments, or financing activities including unpledged securities which can be utilized to secure funding, or sold and the Company's ability to attract new deposits. Webster has a commitment to maintain a strong, increasing base of core deposits to support growth in its loan and lease portfolio.

Holding Company Liquidity:
Webster’s primary sources of liquidity at the holding company level are dividends from Webster Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2012 Form 10-K. At June 30, 2013, there were $97.1 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid the holding company $30.0 million and $50.0 million in dividends during the three and six months ended June 30, 2013.
During the three and six months ended June 30, 2013, a total of 3,301 and 8,024 shares of common stock were repurchased at a cost of approximately $77.1 thousand and $178.6 thousand, respectively. All of the repurchased shares were acquired to fund employee compensation plans.
Webster Bank Liquidity:
Webster Bank's primary source of funding is deposits, consisting of demand, checking, savings, health savings accounts, money market accounts and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a gross loan to total deposit ratio of 82.55% at June 30, 2013.
At June 30, 2013 and December 31, 2012, FHLB advances outstanding totaled $1.6 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.4 billion and $0.5 billion at June 30, 2013 and December 31, 2012, respectively. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $2.5 billion at June 30, 2013 or used to collateralize other borrowings, such as repurchase agreements. At June 30, 2013, Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.6 billion. Alternatively, unpledged securities could have been used to increase borrowing capacity at the FRB by an additional $3.0 billion at June 30, 2013.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements at June 30, 2013.
Applicable OCC regulations require Webster Bank to satisfy certain minimum leverage and risk-based capital requirements, as a commercial bank. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At June 30, 2013, Webster Bank was in full compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2015 and phased-in over a multiple year period through 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. The Company is in the process of assessing the impact from these complex regulatory requirements and believes both Webster and Webster Bank will continue to exceed the requirements once effective.
The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented would have a material adverse effect on the Company. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the six months ended June 30, 2013, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of June 30, 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls and implicit options such as prepayment and early withdrawal ability, require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2013 and December 31, 2012, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2013	N/A	N/A	0.2%	1.2%
December 31, 2012	N/A	N/A	(0.3)%	0.3%
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2013 and December 31, 2012, might have on Webster’s net interest income ("NII") for the subsequent twelve month period.

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2013	N/A	N/A	—%	0.5%
December 31, 2012	N/A	N/A	0.3%	1.1%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario, as of both June 30, 2013 and December 31, 2012, assumed a federal funds rate of 0.25%. Both PPNR and NII results are less positive since year end due to a reduction in forecast prepayment speeds in the residential loan and MBS portfolios from higher market interest rates. Those changes were more than offset in PPNR at risk due to the increased sale of interest rate futures which does not impact NII. As the federal funds rate was at 0.25% on June 30, 2013, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2013 and December 31, 2012.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2013	N/A	N/A	(1.5)%	(2.8)%	(4.7)%	(2.1)%	2.0%	3.9%
December 31, 2012	N/A	N/A	(2.2)%	(4.4)%	(7.4)%	(3.4)%	2.7%	5.4%

The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting June 30, 2013 and December 31, 2012.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2013	N/A	N/A	(1.2)%	(2.1)%	(3.1)%	(1.6)%	1.5%	2.7%
December 31, 2012	N/A	N/A	(1.2)%	(2.2)%	(4.0)%	(2.0)%	2.0%	3.9%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time. The change in PPNR at risk to the short end of the yield curve moving up is primarily due to the increased sale of interest rate futures. The change in both PPNR and NII at risk to the long end of the yield curve moving down is due primarily to lower forecasted residential mortgage prepayment speeds from higher market interest rates. PPNR in the long end scenarios was also impacted by a change in the sensitivity of mortgage servicing rights due to the increase in mortgage rates during the quarter which does not impact NII. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at June 30, 2013 and December 31, 2012, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
June 30, 2013
Assets	$20,329,238	$20,073,491	N/A	$(488,589)
Liabilities	18,201,763	17,678,598	N/A	(374,460)
Total	$2,127,475	$2,394,893	N/A	$(114,129)
Net change as % base net economic value				(4.8)%
December 31, 2012
Assets	$20,146,765	$20,154,666	N/A	$(352,358)
Liabilities	18,053,235	17,912,452	N/A	(424,867)
Total	$2,093,530	$2,242,214	N/A	$72,509
Net change as % base net economic value				3.2%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was zero at June 30, 2013. At December 31, 2012, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to asset duration increasing from 1.6 years to 2.3 years driven primarily by lower forecast residential loan and MBS prepayment speeds and liability duration declining from 2.5 years to 2.3 years driven primarily by deposit mix change.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2013 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2013, there were no material changes to the risk factors as previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
April 1-30, 2013	1,852	$23.62	—	$—	—	50,000,000
May 1-31, 2013	1,449	23.03	—	—	—	50,000,000
June 1-30, 2013	—	—	—	—	—	50,000,000
Total	3,301	$23.36	—	$—	—	50,000,000

(1)
The Company’s current stock repurchase program, which was reconfigured on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 3,301 shares repurchased during the three months ended June 30, 2013 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 1, 2013	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: August 1, 2013	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2013	By:	/S/ GREGORY S. MADAR
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

32.1 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Executive Officer.

32.2 +	Written Statement pursuant to 18 U.S.C. § 1350, as created by section 906 of the Sarbanes-Oxley Act of 2002, signed by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.