Form 10-Q
period 2013-09-30
WEBSTER FINANCIAL CORP
filed 2013-11-05
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2013 was 90,343,433

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2013	At December 31, 2012
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$266,747	$252,283
Interest-bearing deposits	18,192	98,205
Securities available for sale, at fair value	3,193,772	3,136,160
Securities held-to-maturity (fair value of $3,248,620 and $3,264,718)	3,205,999	3,107,529
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	158,878	155,630
Loans held for sale	40,193	107,633
Loans and leases	12,477,965	12,028,696
Allowance for loan and lease losses	(157,545)	(177,129)
Loans and leases, net	12,320,420	11,851,567
Deferred tax asset, net	72,180	68,681
Premises and equipment, net	121,250	134,562
Goodwill	529,887	529,887
Other intangible assets, net	6,544	10,270
Cash surrender value of life insurance policies	427,113	418,293
Prepaid FDIC premiums	—	16,323
Accrued interest receivable and other assets	248,379	259,742
Total assets	$20,609,554	$20,146,765
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$2,968,727	$2,881,131
Interest-bearing	12,030,804	11,649,704
Total deposits	14,999,531	14,530,835
Securities sold under agreements to repurchase and other borrowings	1,372,290	1,076,160
Federal Home Loan Bank advances	1,602,469	1,827,612
Long-term debt	229,146	334,276
Accrued expenses and other liabilities	238,459	284,352
Total liabilities	18,441,895	18,053,235
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,360,197 and 90,735,596 shares	933	907
Paid-in capital	1,126,344	1,145,620
Retained earnings	1,054,117	1,000,427
Less: Treasury stock, at cost (3,575,777 and 5,772,006 shares)	(106,443)	(172,807)
Accumulated other comprehensive loss	(58,941)	(32,266)
Total shareholders' equity	2,167,659	2,093,530
Total liabilities and shareholders' equity	$20,609,554	$20,146,765
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$123,664	$121,367	$366,445	$363,487
Taxable interest and dividends on securities	42,165	43,532	126,619	135,082
Non-taxable interest on securities	5,351	6,662	17,104	20,577
Loans held for sale	573	655	1,761	1,810
Total interest income	171,753	172,216	511,929	520,956
Interest Expense:
Deposits	10,908	14,543	35,782	45,701
Securities sold under agreements to repurchase and other borrowings	5,283	5,594	15,522	15,388
Federal Home Loan Bank advances	3,753	3,943	12,299	12,933
Long-term debt	1,822	3,246	5,482	14,298
Total interest expense	21,766	27,326	69,085	88,320
Net interest income	149,987	144,890	442,844	432,636
Provision for loan and lease losses	8,500	5,000	24,500	14,000
Net interest income after provision for loan and lease losses	141,487	139,890	418,344	418,636
Non-interest Income:
Deposit service fees	25,170	24,728	73,786	71,810
Loan related fees	5,840	4,039	15,930	12,473
Wealth and investment services	8,095	7,186	24,781	21,656
Mortgage banking activities	665	6,515	13,584	14,522
Increase in cash surrender value of life insurance policies	3,516	2,680	10,348	7,758
Net gain on sale of investment securities	269	810	708	3,347
Other income	2,702	2,521	7,649	8,252
Total non-interest income	46,257	48,479	146,786	139,818
Non-interest Expense:
Compensation and benefits	64,862	66,126	196,680	198,332
Occupancy	11,994	12,462	36,710	37,922
Technology and equipment	14,895	15,118	45,743	46,721
Intangible assets amortization	1,242	1,384	3,726	4,178
Marketing	3,649	4,529	12,277	13,723
Professional and outside services	2,254	2,790	5,931	8,869
Deposit insurance	5,300	5,675	15,998	17,107
Other expense	18,085	15,803	54,355	52,027
Total non-interest expense	122,281	123,887	371,420	378,879
Income before income tax expense	65,463	64,482	193,710	179,575
Income tax expense	18,158	19,489	57,915	54,404
Net income	47,305	44,993	135,795	125,171
Preferred stock dividends	(2,639)	(615)	(8,164)	(1,845)
Net income available to common shareholders	$44,666	$44,378	$127,631	$123,326

Net income per common share:

Basic	$0.50	$0.51	$1.44	$1.41

Diluted	0.49	0.48	1.41	1.34
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$47,305	$44,993	$135,795	$125,171
Other comprehensive income (loss), net of tax	6,198	14,601	(26,675)	30,927
Comprehensive income	$53,503	$59,594	$109,120	$156,098
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended September 30, 2013
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	135,795	—	—	135,795
Other comprehensive loss, net of tax	—	—	—	—	—	(26,675)	(26,675)
Dividends paid on common stock of $0.40 per share	—	—	—	(35,176)	—	—	(35,176)
Dividends paid on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	(1,845)
Dividends paid on series E preferred stock $1248.89 per share	—	—	—	(6,319)	—	—	(6,319)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Exercise of stock options	—	—	(729)	—	1,713	—	984
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(381)	—	(381)
Stock-based compensation, net of tax effects	—	—	2,757	(2,511)	7,335	—	7,581
Issuance of common stock	—	26	(21,274)	(36,254)	57,697	—	195
Balance at September 30, 2013	$151,649	$933	$1,126,344	$1,054,117	$(106,443)	$(58,941)	$2,167,659

	Nine months ended September 30, 2012
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$1,845,774
Net income	—	—	—	125,171	—	—	125,171
Other comprehensive income, net of tax	—	—	—	—	—	30,927	30,927
Dividends paid on common stock of $0.25 per share	—	—	—	(21,906)	—	—	(21,906)
Dividends paid on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	(1,845)
Common stock warrants repurchased	—	—	(385)	—	—	—	(385)
Exercise of stock options	—	—	(1,711)	—	2,567	—	856
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(2,008)	—	(2,008)
Stock-based compensation, net of tax effects	—	—	1,735	(4,253)	9,205	—	6,687
Issuance of common stock	—	—	407	—	—	—	407
Balance at September 30, 2012	$28,939	$907	$1,145,392	$962,594	$(124,877)	$(29,277)	$1,983,678
 See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2013	2012
Operating Activities:
Net income	$135,795	$125,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	24,500	14,000
Deferred tax expense	11,221	14,192
Depreciation and amortization	78,236	81,632
Stock-based compensation	7,757	6,735
Excess tax benefits from stock-based compensation	(255)	(303)
Gain on sale, net of write-down, on foreclosed and repossessed assets	(1,072)	(1,923)
(Gain) loss on sale net of write-down on premises and equipment	(59)	603
Loss on fair value adjustment of alternative investments	354	775
Loss on fair value adjustment of derivative instruments	290	12
Net gain on the sale of investment securities	(708)	(3,347)
Increase in cash surrender value of life insurance policies	(10,348)	(7,758)
Gain from life insurance policies	(1,070)	—
Gain on sale of loans held for sale	(13,584)	(14,522)
Proceeds from sale of loans held for sale	670,226	529,020
Origination of loans held for sale	(592,368)	(537,348)
Net decrease (increase) in accrued interest receivable and other assets	83,060	(14,154)
Net decrease in accrued expenses and other liabilities	(16,743)	(3,730)
Net cash provided by operating activities	375,232	189,055
Investing Activities:
Net decrease in interest-bearing deposits	37,243	16,299
Purchases of available for sale securities	(835,364)	(1,009,181)
Proceeds from maturities and principal payments of available for sale securities	621,385	627,429
Proceeds from sales of available for sale securities	44,261	148,223
Purchases of held-to-maturity securities	(702,017)	(752,030)
Proceeds from maturities and principal payments of held-to-maturity securities	587,998	571,648
Net (purchase) sale of Federal Home Loan Bank and Federal Reserve Board stock	(3,248)	1,279
Net increase in loans	(503,397)	(586,375)
Purchase of life insurance policies	—	(100,000)
Proceeds from life insurance policies	1,768	—
Proceeds from the sale of foreclosed properties and repossessed assets	5,741	7,453
Proceeds from the sale of premises and equipment	1,304	1,406
Purchases of premises and equipment	(11,247)	(14,544)
Net cash used for investing activities	(755,573)	(1,088,393)
Financing Activities:
Net increase in deposits	468,696	757,412
Proceeds from Federal Home Loan Bank advances	3,178,120	2,826,265
Repayments of Federal Home Loan Bank advances	(3,403,245)	(2,625,500)
Net increase in securities sold under agreements to repurchase and other borrowings	296,130	145,309
Repayment of long-term debt	(102,579)	(210,971)
Cash dividends paid to common shareholders	(35,176)	(21,906)
Cash dividends paid to preferred shareholders	(8,164)	(1,845)
Exercise of stock options	984	856
Excess tax benefits from stock-based compensation	255	303
Issuance of common stock	195	407
Common stock repurchased	(381)	(2,008)
Common stock warrants repurchased	(30)	(385)
Net cash provided by financing activities	394,805	867,937

Net increase (decrease) in cash and due from banks	14,464	(31,401)
Cash and due from banks at beginning of period	252,283	195,957
Cash and due from banks at end of period	$266,747	$164,556

Supplemental disclosure of cash flow information:
Interest paid	$66,582	$92,056
Income taxes paid	42,507	30,398
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$9,295	$5,474
Transfer of loans from portfolio to loans-held-for-sale	44	13,796
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At September 30, 2013, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
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
Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Webster's accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry.
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
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trust is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income. See Note 9 - Long-Term Debt.
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
Correction of Immaterial Error Related to Prior Periods. During the three months ended September 30, 2013, the Company identified a $1.7 million error applicable to income taxes in prior periods. The error was determined to be immaterial to the results of the prior periods, and the correction of the error resulted in the recognition of a $1.7 million tax benefit in the three months ended September 30, 2013, which was determined to be immaterial to the results of the current period. For more detailed information see the "Income Taxes" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash Equivalents and Cash Flows. For the purposes of the Condensed Consolidated Statements of Cash Flows, cash equivalents include cash on hand and due from banks, interest-bearing deposits at the Federal Reserve or other short-term money market investments. Webster classifies financial instruments with maturities of one year or less at the date of purchase as interest-bearing deposits. These deposits are carried at cost, which approximates fair value.

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
Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held-to-maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss and the period of time the security has been in a loss position. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Condensed Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income. The remaining loss component would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income.
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
Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate and equipment finance loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
When a loan is placed on non-accrual status, the accrual of interest is discontinued and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate and equipment finance loans, any payment received on a non-accrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received or on a cash basis. Loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

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
The allowance for loan and lease losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company.
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential and consumer loans. Commercial, commercial real estate and equipment financing loans and leases over a specific dollar amount and all troubled debt restructurings ("TDR") are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability which is considered when determining the impaired reserve for ALLL. The current or weighted-average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
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
The Company’s policy is to place all consumer loan TDRs on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through a fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

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
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value.
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
ASU 2013-10- Derivatives and Hedging (Topic 815): "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)". The ASU permits an entity to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the United States Treasury and London Interbank Offered Rate swap rates. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendments did not have a material impact on the Company's financial statements.

NOTE 2: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At September 30, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency collateralized mortgage obligations (“CMOs”)	868,288	18,537	(1,349)	885,476	—	—	885,476
Agency mortgage-backed securities (“MBS”)	1,318,550	9,120	(34,416)	1,293,254	—	—	1,293,254
Agency commercial mortgage-backed securities (“ACMBS”)	19,988	96	—	20,084	—	—	20,084
Commercial mortgage-backed securities (“CMBS”)	437,616	29,367	(1,032)	465,951	—	—	465,951
Collateralized loan obligations ("CLOs")	333,023	637	(1,126)	332,534	—	—	332,534
Pooled trust preferred securities (1)	36,581	—	(6,617)	29,964	—	—	29,964
Single issuer trust preferred securities	51,311	—	(8,009)	43,302	—	—	43,302
Corporate debt securities	109,529	4,089	—	113,618	—	—	113,618
Equity securities - financial institutions (2)	6,307	3,082	—	9,389	—	—	9,389
Total available for sale	$3,181,393	$64,928	$(52,549)	$3,193,772	$—	$—	$3,193,772
Held-to-maturity:
Agency CMOs	368,980	—	—	368,980	11,590	(492)	380,078
Agency MBS	2,095,513	—	—	2,095,513	48,495	(35,832)	2,108,176
Municipal bonds and notes	466,084	—	—	466,084	14,135	(743)	479,476
CMBS	265,727	—	—	265,727	9,272	(4,028)	270,971
Private Label MBS	9,695	—	—	9,695	224	—	9,919
Total held-to-maturity	$3,205,999	$—	$—	$3,205,999	$83,716	$(41,095)	$3,248,620

Total investment securities	$6,387,392	$64,928	$(52,549)	$6,399,771	$83,716	$(41,095)	$6,442,392

(1)	Amortized cost is net of $9.4 million of credit related other-than-temporary impairment at September 30, 2013.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at September 30, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt securities	111,281	6,918	—	118,199	—	—	118,199
Equity securities - financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are set forth below:

	Available for Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$200	$200	$90	$91
Due after one year through five years	102,717	106,597	66,262	69,780
Due after five through ten years	191,973	192,790	138,276	144,351
Due after ten years	2,880,196	2,884,796	3,001,371	3,034,398
Total debt securities	$3,175,086	$3,184,383	$3,205,999	$3,248,620
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At September 30, 2013, the Company had $849.7 million carrying value of callable securities in its CMBS, CLO and municipal bond portfolios. The Company considers these factors in the evaluation of its effective duration and interest rate risk profile.
Securities with a carrying value totaling $2.9 billion at September 30, 2013 and $2.5 billion at December 31, 2012 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At September 30, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$90,774	$(1,255)	$9,935	$(94)	6	$100,709	$(1,349)
Agency MBS	880,443	(29,177)	106,834	(5,239)	92	987,277	(34,416)
CMBS	51,274	(1,032)	—	—	6	51,274	(1,032)
CLOs	217,355	(1,126)	—	—	14	217,355	(1,126)
Pooled trust preferred securities	—	—	29,964	(6,617)	6	29,964	(6,617)
Single issuer trust preferred securities	3,900	(252)	39,402	(7,757)	9	43,302	(8,009)
Total available for sale in an unrealized loss position	$1,243,746	$(32,842)	$186,135	$(19,707)	133	$1,429,881	$(52,549)
Held-to-maturity:
Agency CMOs	29,770	(492)	—	—	2	29,770	(492)
Agency MBS	1,008,677	(34,002)	41,673	(1,830)	72	1,050,350	(35,832)
Municipal bonds and notes	33,263	(707)	2,166	(36)	38	35,429	(743)
CMBS	77,145	(4,028)	—	—	8	77,145	(4,028)
Total held-to-maturity in an unrealized loss position	$1,148,855	$(39,229)	$43,839	$(1,866)	120	$1,192,694	$(41,095)

Total investment securities in an unrealized loss position	$2,392,601	$(72,071)	$229,974	$(21,573)	253	$2,622,575	$(93,644)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$69,936	$(92)	$—	$—	4	$69,936	$(92)
Agency MBS	275,818	(1,098)	—	—	28	275,818	(1,098)
CMBS	14,947	(17)	20,909	(3,476)	2	35,856	(3,493)
CLOs	44,775	(225)	—	—	2	44,775	(225)
Pooled trust preferred securities	—	—	26,207	(19,811)	8	26,207	(19,811)
Single issuer trust preferred securities	—	—	44,415	(6,766)	9	44,415	(6,766)
Equity securities-financial institutions	144	(4)	—	—	1	144	(4)
Total available for sale in an unrealized loss position	$405,620	$(1,436)	$91,531	$(30,053)	54	$497,151	$(31,489)
Held-to-maturity:
Agency CMOs	18,741	(8)	—	—	1	18,741	(8)
Agency MBS	161,057	(474)	—	—	12	161,057	(474)
Municipal bonds and notes	5,990	(51)	2,858	(59)	11	8,848	(110)
Total held-to-maturity in an unrealized loss position	$185,788	$(533)	$2,858	$(59)	24	$188,646	$(592)

Total investment securities in an unrealized loss position	$591,408	$(1,969)	$94,389	$(30,112)	78	$685,797	$(32,081)
There were no additions to credit related OTTI for the three and nine months ended September 30, 2013 or 2012. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2013. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMOs) – There were $1.3 million in unrealized losses in the Company’s investment in agency CMOs at September 30, 2013 compared to $92 thousand at December 31, 2012. The unrealized loss is attributed to an increase in market rates which resulted in lower prices in CMOs. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Agency mortgage-backed securities (MBS) – There were $34.4 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at September 30, 2013, compared to $1.1 million at December 31, 2012. The increase in unrealized losses is due to the impact of higher interest rates on mortgage-backed securities which resulted in a decrease in price. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Commercial mortgage-backed securities (CMBS) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $1.0 million at September 30, 2013, from $3.5 million at December 31, 2012. As of September 30, 2013, the unrealized loss is comprised of six positions with small unrealized losses as a result of widening credit spreads and rising interest rates. Internal and external metrics are considered when evaluating potential OTTI on credit sensitive instruments. Internal stress tests are performed on individual bonds to monitor potential loss in either base or high stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Collateralized loan obligations (CLO) – There were $1.1 million in unrealized losses in the Company’s investment in collateralized loan obligations at September 30, 2013, compared to $225 thousand at December 31, 2012. The increase in unrealized losses is due to wider bid/ask spreads in this market. These securities have been stress tested, and this unrealized loss does not signify any change in perceived credit quality. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Pooled trust preferred securities – The pooled trust preferred portfolio consists of collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are currently non-investment grade. At September 30, 2013, the fair value of the pooled trust preferred securities was $30.0 million, an increase of $3.8 million from $26.2 million at December 31, 2012. The unrealized losses in the Company's investment in pooled trust preferred securities were $6.6 million at September 30, 2013, a decrease of $13.2 million from $19.8 million at December 31, 2012. The decrease in unrealized losses was attributable to a tightening in credit spreads (6-month average used to discount cash flows), higher projected LIBOR rates and improved collateral performance. For the nine months ended September 30, 2013, the Company recognized no other-than-temporary impairment for these securities. An internal model is used to value the pooled trust preferred securities as similar rated holdings continue to reflect an inactive market. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pools is rated internally using the latest financial data on each institution with future deferrals, defaults and losses estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. To determine potential OTTI due to credit losses, management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase. Other factors considered include an analysis of excess subordination and temporary interest shortfall coverage. Based on the valuation analysis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

The following table summarizes information that was also considered by management in its overall evaluation of the Pooled Trust Preferred Securities portfolio for OTTI in the current reporting period:

Deal Name	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2013 (2)	Total OTTI through September 30, 2013	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
(Dollars in thousands)
Security H	B	$3,487	$(533)	$2,954	B	$(352)	91.7%	8.0%
Security I	B	4,468	(716)	3,752	CCC	(365)	87.5%	17.2%
Security J	B	5,321	(1,067)	4,254	CCC	(806)	91.7%	10.4%
Security K	A	7,432	(1,107)	6,325	CCC	(2,040)	69.1%	33.5%
Security L	B	8,728	(1,449)	7,279	CCC	(867)	91.3%	13.2%
Security M	A	7,145	(1,745)	5,400	D	(4,926)	60.7%	34.6%
Pooled trust preferred securities		$36,581	$(6,617)	$29,964		$(9,356)
(1)For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.
(2)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Single issuer trust preferred securities - At September 30, 2013, the fair value of the single issuer trust preferred portfolio was $43.3 million, a decrease of $1.1 million from the fair value of $44.4 million at December 31, 2012. The unrealized losses in the Company's investment in single issuer trust preferred securities were $8.0 million at September 30, 2013, an increase of $1.2 million from $6.8 million at December 31, 2012. The single issuer portfolio consists of five investments issued by three large capitalized money center financial institutions, which continue to service the debt and have shown improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
The following table summarizes the lowest credit rating information that was considered by management in evaluating the Single Issuer Trust Preferred Securities portfolio for OTTI in the current reporting period:

Deal Name	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of September 30, 2013 (1)
(Dollars in thousands)
Security B	$6,922	$(922)	$6,000	BB
Security C	8,705	(1,280)	7,425	BBB
Security D	9,547	(1,847)	7,700	B
Security E	11,804	(1,387)	10,417	BBB
Security F	14,333	(2,573)	11,760	BBB
Single issuer trust preferred securities	$51,311	$(8,009)	$43,302
(1)The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at September 30, 2013 or December 31, 2012.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at September 30, 2013, compared to $4 thousand at December 31, 2012. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
The following discussion summarizes, by investment security type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at September 30, 2013. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the nine months ended September 30, 2013.
Agency CMOs – There were unrealized losses of $492 thousand on the Company’s investment in agency CMOs at September 30, 2013, compared to $8 thousand at December 31, 2012. This is due to an increase in market rates which resulted in lower prices. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $35.8 million at September 30, 2013, compared to $0.5 million at December 31, 2012. The increase was primarily due to the impact of higher interest rates on lower coupon mortgages. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Municipal bonds and notes – There were unrealized losses of $743 thousand on the Company’s investment in municipal bonds and notes at September 30, 2013 compared to $110 thousand at December 31, 2012. This increase is primarily the result of both wider credit spreads as well as higher benchmark interest rates. The municipal portfolio is primarily comprised of bank qualified bonds, over 93.9% with credit ratings of A or better.  These ratings do not consider prefunded municipal holdings to be rated AA. If this were the case, the percentage of holdings rated A or better would be 95.8%. In addition, the portfolio is comprised of 85.0% general obligation bonds, 14.5% revenue bonds and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
CMBS – There were unrealized losses of $4.0 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at September 30, 2013 compared to no unrealized losses at December 31, 2012. As of September 30, 2013, the unrealized loss is comprised of eight positions that have unrealized losses as a result of widening credit spreads and rising interest rates. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
Private Label MBS - There were no unrealized losses on the Company's investment in residential mortgage-backed securities issued by entities other than government agencies at September 30, 2013 or December 31, 2012. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.
The following table summarizes the proceeds and realized gains recognized from the sale of available for sale securities:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(In thousands)	Proceeds	Gains	Proceeds	Gains	Proceeds	Gains	Proceeds	Gains
Available for sale:
Agency CMOs	$—	$—	$16,353	$4	$—	$—	$44,851	$897
Agency MBS	—	—	86,015	806	11,771	106	86,015	806
CMBS	—	—	—	—	24,750	333	16,284	1,235
Pooled trust preferred securities	7,740	269	—	—	7,740	269	—	—
Equity securities - financial institutions	—	—	—	—	—	—	1,073	409
Available for sale securities	$7,740	$269	$102,368	$810	$44,261	$708	$148,223	$3,347
There were no realized losses or OTTI recognized from the sale of available for sale securities for the periods presented above.
Alternative Investments - In addition to investment securities, the Company has investments in certain non-public funds, which include private equity funds, SBIC equity funds and preferred share ownership in other equity ventures. These alternative investments, which totaled $19.0 million at September 30, 2013 and $19.5 million at December 31, 2012, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority are held at cost, while some are carried at net asset value, which due to the illiquidity of these funds are classified in Level 3 of the fair value hierarchy. See a further discussion of fair value in Note 14 - Fair Value Measurements. The Company recognized losses of $70 thousand and $354 thousand for the three and nine months ended September 30, 2013, respectively, and losses of $518 thousand and $775 thousand for the three and nine months ended September 30, 2012, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment by portfolio segment:

	At September 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate [1]	Equipment Financing	Total [2]
Recorded Investment:
Individually evaluated for impairment	$143,534	$52,907	$62,190	$138,333	$292	$397,256
Collectively evaluated for impairment	3,217,268	2,487,122	3,134,197	2,853,099	425,535	12,117,221
Recorded investment in loans and leases	3,360,802	2,540,029	3,196,387	2,991,432	425,827	12,514,477
Less: Accrued interest	10,225	7,730	10,988	7,569	—	36,512
Loans and leases	$3,350,577	$2,532,299	$3,185,399	$2,983,863	$425,827	$12,477,965

	At December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate [1]	Equipment Financing	Total [2]
Recorded Investment:
Individually evaluated for impairment	$146,944	$54,793	$69,426	$154,978	$1,980	$428,121
Collectively evaluated for impairment	3,155,051	2,584,169	2,843,760	2,635,624	417,331	11,635,935
Recorded investment in loans and leases	3,301,995	2,638,962	2,913,186	2,790,602	419,311	12,064,056
Less: Accrued interest	10,271	8,095	9,453	7,541	—	35,360
Loans and leases	$3,291,724	$2,630,867	$2,903,733	$2,783,061	$419,311	$12,028,696

(1)	Includes certain loans individually evaluated for impairment, under the Company's loan policy, that were deemed not to be impaired at both September 30, 2013 and December 31, 2012.

(2)	Loans and leases include net deferred fees and unamortized premiums of $13.2 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively.
At September 30, 2013, the Company had pledged $4.9 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.

Loans and Leases Portfolio Aging. The following tables summarize the recorded investment of the Company’s loans and leases portfolio aging by class:

	At September 30, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:
1-4 family	$12,259	$8,851	$—	$85,879	$106,989	$3,210,931	$3,317,920
Construction	—	—	—	390	390	42,492	42,882
Consumer:
Home equity loans	10,407	5,318	—	45,504	61,229	2,312,883	2,374,112
Liquidating portfolio-home equity loans	1,707	1,089	—	6,554	9,350	100,537	109,887
Other consumer	434	81	—	180	695	55,335	56,030
Commercial:
Commercial non-mortgage	2,406	622	4,239	17,453	24,720	2,557,866	2,582,586
Asset-based loans	—	—	—	—	—	613,801	613,801
Commercial real estate:
Commercial real estate	552	—	625	15,883	17,060	2,788,443	2,805,503
Commercial construction	—	—	—	49	49	161,252	161,301
Residential development	—	—	—	4,317	4,317	20,311	24,628
Equipment financing	422	33	—	1,669	2,124	423,703	425,827
Total	$28,187	$15,994	$4,864	$177,878	$226,923	$12,287,554	$12,514,477

	At December 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:
1-4 family	$16,955	$8,250	$—	$94,853	$120,058	$3,142,220	$3,262,278
Construction	—	360	—	823	1,183	38,535	39,718
Consumer:
Home equity loans	17,745	6,993	—	49,516	74,254	2,396,944	2,471,198
Liquidating portfolio-home equity loans	2,063	1,626	—	8,200	11,889	111,760	123,649
Other consumer	338	195	—	135	668	43,446	44,114
Commercial:
Commercial non-mortgage	2,248	552	347	17,547	20,694	2,386,775	2,407,469
Asset-based loans	—	—	—	—	—	505,717	505,717
Commercial real estate:
Commercial real estate	1,081	13,784	910	15,658	31,433	2,617,213	2,648,646
Commercial construction	—	—	—	49	49	114,097	114,146
Residential development	—	—	—	5,044	5,044	22,766	27,810
Equipment financing	1,593	333	—	3,325	5,251	414,060	419,311
Total	$42,023	$32,093	$1,257	$195,150	$270,523	$11,793,533	$12,064,056
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and nine months ended September 30, 2013 and 2012, had the loans and leases been current in accordance with their original terms, totaled $3.5 million and $10.9 million and $4.7 million and $10.6 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	Three months ended September 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Provision (benefit) charged to expense	1,075	(1,732)	3,783	6,046	(672)	—	8,500
Losses charged off	(3,800)	(5,827)	(3,245)	(4,069)	(10)	—	(16,951)
Recoveries	152	1,188	426	105	683	—	2,554
Balance, end of period	$24,303	$43,288	$44,811	$30,539	$3,604	$11,000	$157,545
Ending balance: individually evaluated for impairment	$13,003	$3,281	$1,630	$5,397	$—	$—	$23,311
Ending balance: collectively evaluated for impairment	$11,300	$40,007	$43,181	$25,142	$3,604	$11,000	$134,234

	Three months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$32,063	$62,237	$48,768	$36,506	$5,433	$13,750	$198,757
Provision (benefit) charged to expense	1,110	9,740	2,944	(4,315)	(3,479)	(1,000)	5,000
Losses charged off	(3,262)	(9,234)	(8,642)	(2,655)	(187)	—	(23,980)
Recoveries	353	1,249	1,297	302	3,111	—	6,312
Balance, end of period	$30,264	$63,992	$44,367	$29,838	$4,878	$12,750	$186,089
Ending balance: individually evaluated for impairment	$15,420	$7,795	$4,552	$3,153	$3	$—	$30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

	Nine months ended September 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	2,835	7,328	8,902	9,146	(2,711)	(1,000)	24,500
Losses charged off	(8,848)	(23,565)	(13,740)	(10,339)	(101)	—	(56,593)
Recoveries	842	5,271	3,083	898	2,415	—	12,509
Balance, end of period	$24,303	$43,288	$44,811	$30,539	$3,604	$11,000	$157,545
Ending balance: individually evaluated for impairment	$13,003	$3,281	$1,630	$5,397	$—	$—	$23,311
Ending balance: collectively evaluated for impairment	$11,300	$40,007	$43,181	$25,142	$3,604	$11,000	$134,234

	Nine months ended September 30, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	5,398	20,836	8,223	(7,054)	(9,653)	(3,750)	14,000
Losses charged off	(10,329)	(30,634)	(29,312)	(9,569)	(986)	—	(80,830)
Recoveries	630	6,005	4,775	1,448	6,574	—	19,432
Balance, end of period	$30,264	$63,992	$44,367	$29,838	$4,878	$12,750	$186,089
Ending balance: individually evaluated for impairment	$15,420	$7,795	$4,552	$3,153	$3	$—	$30,923
Ending balance: collectively evaluated for impairment	$14,844	$56,197	$39,815	$26,685	$4,875	$12,750	$155,166

Impaired Loans and Leases. The following tables summarize impaired loans and leases by class:

	At September 30, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$159,412	$143,530	$23,544	$119,986	$13,003
Construction	446	4	1	3	—
Consumer:
Home equity loans	55,398	46,169	23,903	22,266	2,752
Liquidating portfolio-home equity loans	9,092	6,738	3,819	2,919	529
Commercial:
Commercial non-mortgage	67,907	62,190	21,960	40,230	1,630
Commercial real estate:
Commercial real estate	116,349	111,421	54,512	56,909	5,361
Commercial construction	—	—	—	—	—
Residential development	13,717	12,689	12,413	276	36
Equipment financing	331	292	292	—	—
Totals:
Residential	159,858	143,534	23,545	119,989	13,003
Consumer	64,490	52,907	27,722	25,185	3,281
Commercial	67,907	62,190	21,960	40,230	1,630
Commercial real estate	130,066	124,110	66,925	57,185	5,397
Equipment financing	331	292	292	—	—
Total	$422,652	$383,033	$140,444	$242,589	$23,311

	At December 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$160,490	$146,683	$24,267	$122,416	$14,726
Construction	446	261	156	105	5
Consumer:
Home equity loans	56,815	47,755	23,967	23,788	2,960
Liquidating portfolio-home equity loans	11,788	7,038	3,663	3,375	651
Commercial:
Commercial non-mortgage	90,627	69,426	21,942	47,484	6,423
Commercial real estate:
Commercial real estate	123,861	121,193	65,212	55,981	2,572
Commercial construction	7,177	7,185	7,185	—	—
Residential development	13,444	12,771	5,029	7,742	111
Equipment financing	2,357	1,980	1,781	199	1
Totals:
Residential	160,936	146,944	24,423	122,521	14,731
Consumer	68,603	54,793	27,630	27,163	3,611
Commercial	90,627	69,426	21,942	47,484	6,423
Commercial real estate	144,482	141,149	77,426	63,723	2,683
Equipment financing	2,357	1,980	1,781	199	1
Total	$467,005	$414,292	$153,202	$261,090	$27,449

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans and leases:

	September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	September 30, 2012	Three months ended September 30, 2012	Nine months ended September 30, 2012
(In thousands)	Average Recorded Investment	Total Interest Income	Total Interest Income	Average Recorded Investment	Total Interest Income	Total Interest Income
Residential:
1-4 family	$145,107	$1,533	$4,570	$141,749	$1,485	$4,236
Construction	133	2	4	197	2	4
Consumer:
Home equity loans	46,962	551	1,700	41,724	633	1,336
Liquidating portfolio-home equity loans	6,888	112	349	7,721	132	263
Other consumer	—	—	—	4	—	—
Commercial:
Commercial non-mortgage	65,808	794	2,187	93,090	830	3,035
Asset-based loans	—	—	—	986	—	—
Commercial real estate:
Commercial real estate	116,307	1,109	3,675	170,213	1,479	3,921
Commercial construction	3,593	62	196	7,307	70	216
Residential development	12,730	99	286	14,083	83	254
Equipment financing	1,136	6	19	2,207	13	36
Totals:
Residential	145,240	1,535	4,574	141,946	1,487	4,240
Consumer	53,850	663	2,049	49,449	765	1,599
Commercial	65,808	794	2,187	94,076	830	3,035
Commercial real estate	132,630	1,270	4,157	191,603	1,632	4,391
Equipment financing	1,136	6	19	2,207	13	36
Total	$398,664	$4,268	$12,986	$479,281	$4,727	$13,301
Of the total interest income recognized for the residential and consumer portfolios, $0.9 million and $2.8 million and $0.3 million and $1.0 million of interest income was recognized on a cash basis method of accounting for the three and nine months ended September 30, 2013 and 2012, respectively.
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
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. A credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grading system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has ten grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Rating model assumptions are actively reviewed and tested against industry data and actual experience. Risk ratings are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlook, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. All criticized loans undergo frequent review and enhanced monitoring of the underlying borrowers.
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
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

(In thousands)	Commercial		Commercial Real Estate		Equipment Financing
	At September 30, 2013	At December 31, 2012	At September 30, 2013	At December 31, 2012	At September 30, 2013	At December 31, 2012
(1) - (6) Pass	$2,990,708	$2,701,061	$2,865,921	$2,588,987	$403,943	$381,304
(7) Special Mention	74,439	43,856	9,535	56,023	7,466	12,893
(8) Substandard	130,301	167,485	115,434	143,904	14,418	25,114
(9) Doubtful	939	784	542	1,688	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,196,387	$2,913,186	$2,991,432	$2,790,602	$425,827	$419,311
For residential and consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for Metropolitan Statistical Areas. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

Troubled Debt Restructurings. The following table summarizes the information for the Company’s TDRs:

(Dollars in thousands)	At September 30, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$260,786	$288,578
Non-accrual status	110,888	115,583
Total recorded investment of TDRs	$371,674	$404,161
Accruing TDRs performing under modified terms more than one year	60.1%	60.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$23,153	$27,317
Additional funds committed to borrowers in TDR status (1)	8,171	3,263

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the three and nine months ended September 30, 2013 and 2012, Webster charged off $3.2 million and $17.3 million and $10.2 million and $33.8 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following tables provide information on loans and leases modified as TDRs in the period:

	Three months ended September 30,
	2013				2012
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	24	$4,872	$4,872	4.5%	120	$17,441	$17,441	4.7%
Construction	—	—	—	—	1	159	159	6.4
Consumer:
Home equity loans	31	1,058	1,058	5.2	459	23,277	23,277	5.1
Liquidating portfolio-home equity loans	10	223	223	5.6	108	5,542	5,542	5.5
Commercial:
Commercial non-mortgage	14	4,921	4,921	5.4	8	4,786	4,786	3.1
Commercial real estate:
Commercial real estate	2	340	340	5.6	4	21,507	21,507	2.2
Residential development	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	1	248	248	6.1
Total TDRs	81	$11,414	$11,414	5.0%	701	$72,960	$72,960	4.1%

	Nine months ended September 30,
	2013				2012
(Dollars in thousands)	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate	Number of Loans and Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Post- Modification Coupon Rate
Residential:
1-4 family	96	$19,130	$19,130	4.0%	170	$26,269	$26,269	4.4%
Construction	—	—	—	—	2	263	263	6.6
Consumer:
Home equity loans	96	5,036	5,036	4.4	486	25,549	25,549	5.0
Liquidating portfolio-home equity loans	19	657	657	5.2	112	5,577	5,577	5.6
Commercial:
Commercial non-mortgage	24	13,109	13,109	6.5	33	21,772	21,772	6.3
Commercial real estate:
Commercial real estate	5	12,053	12,053	2.8	7	23,919	23,919	2.5
Residential development	2	189	189	5.0	—	—	—	—
Equipment financing	—	—	—	—	8	590	590	6.7
Total TDRs	242	$50,174	$50,174	4.4%	818	$103,939	$103,939	4.6%

TDR loans may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, or other concessions. The following tables provide information on how loans and leases were modified as TDRs in the period:

	Three months ended September 30,
	2013					2012
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$1,898	$654	$1,142	$1,178	$4,872	$604	$—	$2,131	$14,706	$17,441
Construction	—	—	—	—	—	—	—	—	159	159
Consumer:
Home equity loans	213	—	157	688	1,058	38	117	448	22,674	23,277
Liquidating portfolio-home equity loans	93	—	7	123	223	—	—	—	5,542	5,542
Commercial:
Commercial non-mortgage	—	—	353	4,568	4,921	—	—	737	4,049	4,786
Commercial real estate:
Commercial real estate	—	—	340	—	340	—	—	—	21,507	21,507
Residential development	—	—	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	248	—	248
Total TDRs	$2,204	$654	$1,999	$6,557	$11,414	$642	$117	$3,564	$68,637	$72,960

	Nine months ended September 30,
	2013					2012
(In thousands)	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total	Extended Maturity	Adjusted Interest Rates	Combination of Rate and Maturity	Other (1)	Total
Residential:
1-4 family	$4,418	$1,888	$7,213	$5,611	$19,130	$1,634	$1,006	$5,695	$17,934	$26,269
Construction	—	—	—	—	—	—	—	104	159	263
Consumer:
Home equity loans	788	154	1,374	2,720	5,036	993	224	1,335	22,997	25,549
Liquidating portfolio-home equity loans	173	—	7	477	657	35	—	—	5,542	5,577
Commercial:
Commercial non-mortgage	7,520	—	982	4,607	13,109	314	—	1,023	20,435	21,772
Commercial real estate:
Commercial real estate	38	—	12,015	—	12,053	2,068	—	245	21,606	23,919
Residential development	189	—	—	—	189	—	—	—	—	—
Equipment financing	—	—	—	—	—	142	—	288	160	590
Total TDRs	$13,126	$2,042	$21,591	$13,415	$50,174	$5,186	$1,230	$8,690	$88,833	$103,939

(1)	Includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
The Company’s loan and lease portfolio at September 30, 2013 included eleven loans with an A Note/B Note structure, with a combined recorded investment of $37.4 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $17.3 million. TDR classification has been removed from two A Notes with the combined recorded investment of $13.5 million, as the borrowers passed the minimum compliance with the modified terms requirements. The restructuring agreement specifies a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. Of the eleven A Notes, eight are on accrual status as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification. The remaining A Notes are on non-accrual status due to the continuing financial difficulties of the borrower.

The following tables provide information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended September 30,
	2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	8	$1,116	—	$—
Consumer:
Home equity loans	2	51	—	—
Liquidating portfolio-home equity loans	1	2	3	93
Commercial:
Commercial non-mortgage	1	500	—	—
Commercial real estate:
Commercial real estate	—	—	—	—
Total	12	$1,669	3	$93

	Nine months ended September 30,
	2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	12	$1,814	1	$406
Consumer:
Home equity loans	6	341	3	554
Liquidating portfolio-home equity loans	1	2	3	93
Commercial:
Commercial non-mortgage	1	500	—	—
Commercial real estate:
Commercial real estate	—	—	—	—
Total	20	$2,657	7	$1,053

The recorded investment in commercial, commercial real estate and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2013	At December 31, 2012
(1) - (6) Pass	$56,456	$56,661
(7) Special Mention	—	—
(8) Substandard	118,353	143,903
(9) Doubtful	423	1,860
(10) Loss	—	—
Total	$175,232	$202,424

NOTE 4: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest, and thus, qualify for derecognition.
With the exception of servicing rights and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and limited to market customary representations and warranties, for which the Company enters into agreements covering certain characteristics of the mortgage loans sold and its origination process. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the acquirer. The provision recorded at the time of loan sale is netted from mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets.
The following table provides detail of activity in the Company’s reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$2,648	$2,394	$2,617	$2,269
Provision	447	522	1,462	1,103
Loss on repurchased loans and settlements	(586)	(312)	(1,570)	(768)
Ending balance	$2,509	$2,604	$2,509	$2,604
The Company sold residential loans totaling $199.2 million and $643.6 million for the three and nine months ended September 30, 2013, respectively, and $211.9 million and $510.8 million for the three and nine months ended September 30, 2012, respectively. Servicing rights were retained on $192.3 million and $622.6 million and on $206.3 million and $497.6 million of the residential loans sold for the three and nine months ended September 30, 2013 and 2012, respectively. In addition, the Company sold commercial loans totaling $13.0 million for the nine months ended September 30, 2013, and $1.0 million and $4.7 million for the three and nine months ended September 30, 2012.
The net gain on the sale of residential loans of $0.7 million and $13.9 million and $6.2 million and $14.2 million for the three and nine months ended September 30, 2013 and 2012, respectively, and commercial loan sale losses of $315 thousand for the nine months ended September 30, 2013, and gains of $275 thousand and $308 thousand for the three and nine months ended September 30, 2012, respectively, are included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.3 billion at September 30, 2013 and $2.1 billion at December 31, 2012, resulting in mortgage servicing assets of $20.6 million at September 30, 2013 and $14.0 million at December 31, 2012, which are carried at the lower of cost or fair value. See Note 14 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $2.5 million and $0.4 million and $1.6 million for the three and nine months ended September 30, 2013 and 2012, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

NOTE 5: Goodwill and Other Intangible Assets
As further discussed in Note 17 - Business Segments, the Company reorganized its management reporting structure during the first quarter 2013 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting unit using a relative fair value approach, resulting in amounts detailed as follows:
The following tables present the carrying value allocated to the business segments for goodwill and other intangible assets, net of accumulated amortization:

	At September 30, 2013
(In thousands)	Goodwill	Core Deposits
Business Segments/reporting units
Consumer Deposits [a]	$377,605	$6,544
Small Business Banking [a]	138,955	—
Community Banking	516,560	6,544
Other (HSA Bank)	13,327	—
Total	$529,887	$6,544
a) These reporting units are included in the Community Banking segment for financial reporting purposes.

	At December 31, 2012
(In thousands)	Goodwill	Core Deposits
Business Segments
Retail Banking	$516,560	$10,270
Other (HSA Bank)	13,327	—
Total	$529,887	$10,270

Webster uses a valuation methodology that addresses market concerns, Basel III, and fully allocates capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk-weighted assets, tangible assets and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk-weighted assets and tangible assets, as well as a deposit base, intangibles and management assessment.

Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process, the Company primarily relied on the income approach to arrive at an indicated range of fair value for the reporting units, which was then corroborated with the market approach comparable company method and the market capitalization reconciliation. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The internal forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations.
The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In this analysis, the discount rates ranged from 10.1% to 13.0%. The long-term growth rate used in determining the terminal value of the reporting units cash flows was estimated at 4.0% and is based on management's assessment of the minimum expected terminal growth rate of each reporting unit as well as broader economic considerations. There was no impairment indicated as a result of the Step 1 test performed at August 31, 2013, as the fair value of the Consumer deposits, Small Business Banking, and Other reporting units exceeded carrying value by 52.5%, 18.1%, and 257.8%, respectively.

The gross carrying value and accumulated amortization of other intangible assets allocated to the business segments are as follows:

	At September 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits:
Community Banking/Consumer Deposits [a]	$49,420	$(42,876)	$6,544
Core deposits	$49,420	$(42,876)	$6,544
a) These reporting units are included in the Community Banking segment for financial reporting purposes.

	At December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits:
Retail Banking	$49,420	$(39,150)	$10,270
Other (HSA Bank)	4,699	(4,699)	—
Core deposits	$54,119	$(43,849)	$10,270
Amortization of intangible assets for the three and nine months ended September 30, 2013 and 2012, totaled $1.2 million and $3.7 million and $1.4 million and $4.2 million, respectively. Estimated annual amortization expense is summarized below:

(In thousands)
Remainder of 2013	$1,193
2014	2,685
2015	1,523
2016	1,143
Total	$6,544

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2013	At December 31, 2012
Non-interest-bearing:
Demand	$2,968,727	$2,881,131
Interest-bearing:
Checking	1,895,362	1,810,040
Health savings accounts	1,478,758	1,269,727
Money market	2,571,712	2,205,072
Savings	3,827,345	3,819,713
Time deposits	2,257,627	2,545,152
Total interest-bearing	12,030,804	11,649,704
Total deposits	$14,999,531	$14,530,835

Demand deposit overdrafts reclassified as loan balances	$1,745	$1,654

At September 30, 2013, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) are as follows:

(In thousands)
Years ending December 31:
2013	$372,906
2014	1,110,328
2015	393,203
2016	207,395
2017	68,333
Thereafter	105,462
Time deposits	$2,257,627
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At September 30, 2013	At December 31, 2012
Interest-bearing checking obtained through brokers	$56,306	$43,693
Time deposits obtained through brokers	133,554	126,299
Total brokered deposits	$189,860	$169,992

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At September 30, 2013	At December 31, 2012
Securities sold under agreements to repurchase:
Original maturity of one year or less	$337,290	$326,160
Callable at the option of the counterparty	100,000	300,000
Non-callable	550,000	450,000
	987,290	1,076,160
Other borrowings:
Federal funds purchased	385,000	—
Total securities sold under agreements to repurchase and other borrowings	$1,372,290	$1,076,160
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with broker/dealers are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction.

NOTE 8: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Stated Maturity:
2013	$1,100,000	0.19%	$1,425,000	0.34%
2016	145,934	1.80	145,934	1.80
2017	500	5.66	500	5.66
2018-2032	355,968	1.32	256,093	1.29
	1,602,402	0.59%	1,827,527	0.59%
Unamortized premiums	67		85
Total Federal Home Loan Bank advances	$1,602,469		$1,827,612
At September 30, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.2 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2012, Webster Bank had pledged loans with an aggregate carrying value of $3.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.5 billion, as well as an unused line of credit of approximately $5.0 million. At September 30, 2013 and December 31, 2012, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)	Maturity Date	Stated Interest Rate	At September 30, 2013	At December 31, 2012
Senior fixed-rate notes	2014	5.125%	150,000	150,000
Subordinated fixed-rate notes (1)	2013	5.875%	—	102,579
Junior subordinated debt Webster Statutory Trust I floating-rate notes (2)	2033	3.204%	77,320	77,320
Total notes and subordinated debt			227,320	329,899
Unamortized discount, net			(39)	(93)
Hedge accounting adjustments			1,865	4,470
Total long-term debt			$229,146	$334,276

(1)	The Bank used cash on hand to pay off the subordinated fixed-rate notes which matured on January 15, 2013.

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.204% at September 30, 2013 and 3.258% at December 31, 2012.

NOTE 10: Other Comprehensive Income
The following tables summarize the changes in accumulated other comprehensive (loss) income by component:

	Three months ended September 30, 2013
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(22,872)	$2,729	$(44,996)	$(65,139)
Other comprehensive (loss) income before reclassifications	(1,413)	5,330	528	4,445
Amounts reclassified from accumulated other comprehensive (loss) income	1,400	(173)	526	1,753
Net current-period other comprehensive (loss) income, net of tax	(13)	5,157	1,054	6,198
Ending balance	$(22,885)	$7,886	$(43,942)	$(58,941)

	Three months ended September 30, 2012
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(28,396)	$29,768	$(45,250)	$(43,878)
Other comprehensive (loss) income before reclassifications	(1,384)	14,817	360	13,793
Amounts reclassified from accumulated other comprehensive (loss) income	676	(527)	659	808
Net current-period other comprehensive (loss) income, net of tax	(708)	14,290	1,019	14,601
Ending balance	$(29,104)	$44,058	$(44,231)	$(29,277)

	Nine months ended September 30, 2013
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(27,902)	$42,741	$(47,105)	$(32,266)
Other comprehensive income (loss) before reclassifications	467	(34,400)	1,584	(32,349)
Amounts reclassified from accumulated other comprehensive (loss) income	4,550	(455)	1,579	5,674
Net current-period other comprehensive income (loss), net of tax	5,017	(34,855)	3,163	(26,675)
Ending balance	$(22,885)	$7,886	$(43,942)	$(58,941)

	Nine months ended September 30, 2012
(In thousands)	Derivative Instruments	Available For Sale and Transferred Securities	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(28,884)	$15,967	$(47,287)	$(60,204)
Other comprehensive (loss) income before reclassifications	(3,065)	30,267	1,079	28,281
Amounts reclassified from accumulated other comprehensive (loss) income	2,845	(2,176)	1,977	2,646
Net current-period other comprehensive (loss) income, net of tax	(220)	28,091	3,056	30,927
Ending balance	$(29,104)	$44,058	$(44,231)	$(29,277)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income:

	Three months ended September 30,
	2013	2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(2,182)	$(1,053)	Total interest expense
Tax benefit	782	377	Income tax expense
Net of tax	$(1,400)	$(676)
Available for sale and transferred securities:
Unrealized gains (losses) on available for sale securities	$269	$810	Net gain on sale of investment securities
Tax expense	(96)	(283)	Income tax expense
Net of tax	$173	$527
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(803)	$(1,009)	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax benefit	295	368	Income tax expense
Net of tax	$(526)	$(659)

	Nine months ended September 30,
	2013	2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Derivative instruments:
Cash flow hedges	$(7,090)	$(4,431)	Total interest expense
Tax benefit	2,540	1,586	Income tax expense
Net of tax	$(4,550)	$(2,845)
Available for sale and transferred securities:
Unrealized gains (losses) on available for sale securities	$708	$3,347	Net gain on sale of investment securities
Tax expense	(253)	(1,171)	Income tax expense
Net of tax	$455	$2,176
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(2,407)	$(3,026)	Compensation and benefits
Prior service costs	(54)	(54)	Compensation and benefits
Tax benefit	882	1,103	Income tax expense
Net of tax	$(1,579)	$(1,977)

NOTE 11: Regulatory Matters
Regulatory Capital Requirements. Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.
As defined in the regulations, the Total risk-based and Tier 1 capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk-weight category, and certain off-balance sheet items, primarily loan commitments. As defined in the regulations, the Tier 1 leverage capital to adjusted quarterly average assets is calculated by dividing Tier 1 capital by adjusted quarterly average total assets. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Actual		Capital Requirements		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2013
Webster Financial Corporation
Total risk-based capital	$1,939,194	14.3%	$1,088,630	8.0%	$1,360,788	10.0%
Tier 1 capital	1,775,605	13.1	544,315	4.0	816,473	6.0
Tier 1 leverage capital	1,775,605	9.0	792,663	4.0	990,829	5.0
Webster Bank, N.A.
Total risk-based capital	$1,791,608	13.2%	$1,084,672	8.0%	$1,355,840	10.0%
Tier 1 capital	1,629,406	12.0	542,336	4.0	813,504	6.0
Tier 1 leverage capital	1,629,406	8.2	791,132	4.0	988,915	5.0
At December 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,840,736	13.7%	$1,072,749	8.0%	$1,340,936	10.0%
Tier 1 capital	1,672,009	12.5	536,375	4.0	804,562	6.0
Tier 1 leverage capital	1,672,009	8.7	767,289	4.0	959,111	5.0
Webster Bank, N.A.
Total risk-based capital	$1,718,564	12.9%	$1,069,652	8.0%	$1,337,064	10.0%
Tier 1 capital	1,551,238	11.6	534,826	4.0	802,239	6.0
Tier 1 leverage capital	1,551,238	8.1	766,025	4.0	957,532	5.0
Webster is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC" ). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payment of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster during the nine months ended September 30, 2013 and 2012 totaled $70.0 million and $110.0 million, respectively.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. At September 30, 2013 and December 31, 2012, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$44,666	$44,378	$127,631	$123,326
Less: Dividends to participating shares	(48)	(37)	(137)	(102)
Income allocated to participating shares	(114)	(149)	(360)	(470)
Net income allocated to common shareholders	$44,504	$44,192	$127,134	$122,754

Shares:
Weighted-average common shares outstanding - basic	89,759	87,394	88,318	87,301
Effect of dilutive securities:
Stock options and restricted stock	451	260	406	281
Warrants - Series A1 and A2	—	4,114	1,300	4,060
Warrants - other	213	116	169	112
Weighted-average common shares outstanding - diluted	90,423	91,884	90,193	91,754

Earnings per common share:
Basic	$0.50	$0.51	$1.44	$1.41
Diluted	0.49	0.48	1.41	1.34
Stock Options
Options to purchase 1.1 million shares and 1.2 million shares for the three and nine months ended September 30, 2013, respectively, and 2.0 million shares for both the three and nine months ended September 30, 2012 were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 189 thousand shares and 224 thousand shares for the three and nine months ended September 30, 2013, respectively, and 127 thousand shares and 145 thousand shares for three and nine months ended September 30, 2012, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment represented an aggregate 8.6 million potential issuable shares of common stock while outstanding. On March 22, 2013, the Company issued 4,564,930 shares of its common stock to Warburg in exchange for all the outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of $11.50 per share. The weighted-average dilutive effect of these warrants, prior to the March 22, 2013 exercise, is included in the calculation of diluted earnings per share for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 because the exercise price of the warrants was less than the average market price of Webster's common stock for the respective periods.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both September 30, 2013 and 2012. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.
Series A Preferred Stock
The Series A Preferred Stock represents potential issuable common stock at September 30, 2013 and 2012. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.

NOTE 13: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster is exposed to certain risks arising from both its business operations and economic conditions. Webster principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The type of hedge accounting designation used depends on the specific risk being hedged. Webster uses fair value hedges to mitigate changes in fair values due to fixed rates or prices, while changes in cash flows due to variable rates or prices may be reduced or eliminated by a cash flow hedge.
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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. Forward-settle swaps are typically cash settled to coincide with a debt issuance. The change in fair value of the forward-settle swaps is recorded in accumulated other comprehensive income ("AOCI") during the swap term. Upon termination, the AOCI gain or loss at the time of debt issuance is amortized into interest expense over the life of the debt.
Webster has four $25 million forward-settle interest rate swap hedges outstanding as of September 30, 2013, which qualify for cash flow hedge accounting. The swaps, entered into in August and September 2013, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on June 30, 2014, and maturing on June 30, 2019. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between March 31, 2014 and March 31, 2015.
In addition, during September 2013, Webster executed two $25 million forward-settle swaps with dealer counterparties which qualify for hedge accounting. The swaps are intended to reduce interest rate variability of cash flows related to future debt issuance at the holding company. The swaps are structured as an inter-affiliate transaction executed at the Bank on behalf of its holding company. The hedge designations are transferred from the Bank to the holding company through additional intercompany swap transactions at both the Bank and holding company. Each swap will pay a fixed-rate and receive 3-month LIBOR indexed floating rate, effective on December 31, 2013 and maturing on December 31, 2023. Cash settlement is expected to occur on the effective date and the forecasted ten-year debt issuances are anticipated to occur between October 31, 2013 and June 30, 2014.
Previously terminated forward-settle swap losses have been recorded in AOCI and will be amortized into earnings over the respective term of the associated debt instrument. At September 30, 2013, the remaining unamortized loss on the termination of cash flow hedges was $34.5 million. Over the next twelve months, Webster estimates that $8.1 million will be reclassified from AOCI to interest expense. There was no hedge ineffectiveness for the three and nine months ended September 30, 2013 and 2012.
Webster has two $25 million interest rate caps which are designated as cash flow hedge transactions against the risk of changes in cash flows related to the Company's $150 million 3-month LIBOR indexed floating rate FHLB advance maturing December 30, 2021. The caps each have a strike rate of 3.0% indexed to 3-month LIBOR. The change in fair value of the caps is marked through OCI and there is a $1.1 million gain as of September 30, 2013. Webster paid a $2.0 million premium, which will be reclassified from AOCI to interest expense over the life of the cap according to a predetermined cap value schedule. Over the next twelve months, the amount to be reclassified is insignificant based on the cap value schedule.
Amounts reported in AOCI related to current cash flow derivatives will be reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, Webster estimates that $1.5 million will be reclassified as an increase to interest expense.

The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets:

		At September 30, 2013			At December 31, 2012
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges:
Forward-settle interest rate swap on anticipated debt (1)	Other liabilities	2	$50,000	$(901)	—	$—	$—
Forward-settle interest rate swap on anticipated debt	Other liabilities	4	100,000	(1,293)	4	100,000	(1,130)
Interest rate cap on FHLB advances	Other assets	2	50,000	3,048	—	—	—
Interest rate swap on FHLB advances	Other liabilities	—	—	—	1	100,000	(497)
(1) Inter-affiliate swaps between the Bank and holding company total an additional $100 million in aggregate notional value with gains and losses that offset.
The net impact on interest expense related to cash flow hedges is presented below:

	Three months ended September 30,
	2013		2012
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Impact reported as an increase (reduction) in interest expense on borrowings:
Interest rate swaps on FHLB advances	$—	$1,353	$351	$1,139
Interest rate swaps on subordinated debt	—	—	—	(21)
Interest rate swaps on repurchase agreements	—	829	—	830
Interest rate swaps on trust preferred securities	—	—	—	(16)
Net impact on interest expense on borrowings	$—	$2,182	$351	$1,932

	Nine months ended September 30,
	2013		2012
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Impact reported as an increase (reduction) in interest expense on borrowings:
Interest rate swaps on FHLB advances	$498	$4,604	$1,018	$3,417
Interest rate swaps on subordinated debt	—	(3)	—	(70)
Interest rate swaps on repurchase agreements	—	2,489	—	2,129
Interest rate swaps on trust preferred securities	—	—	—	(105)
Net impact on interest expense on borrowings	$498	$7,090	$1,018	$5,371
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of September 30, 2013 and December 31, 2012.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in interest expense. Webster includes the gain or loss from the period end mark-to-market (“MTM”) adjustments on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At September 30, 2013, the remaining unamortized gain on the termination of fair value hedges was 1.9 million.

The net impact on interest expense related to fair value hedges is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Impact reported as a reduction in interest expense on borrowings:
Interest rate swaps on senior notes	$(799)	$(799)	$(2,398)	$(2,398)
Interest rate swaps on subordinated debt	—	(621)	(207)	(2,028)
Net impact on interest expense on borrowings	$(799)	$(1,420)	$(2,605)	$(4,426)
Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives that do not meet the hedge accounting requirements of ASC 815, “Derivatives and Hedging” are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Condensed Consolidated Statements of Income.
Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At September 30, 2013
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	153	$820,055	$33,028	$—	$33,028
Commercial loan interest rate derivatives	Other liabilities	66	561,956	—	(8,379)	(8,379)
Total customer position		219	$1,382,011	$33,028	$(8,379)	$24,649

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	26	$266,320	$3,151	$(710)	$2,441
Commercial loan interest rate derivatives	Other liabilities	186	1,115,631	9,695	(26,130)	(16,435)
Total counterparty position		212	$1,381,951	$12,846	$(26,840)	$(13,994)

		At December 31, 2012
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	178	$1,009,623	$50,969	$—	$50,969
Commercial loan interest rate derivatives	Other liabilities	23	193,946	—	(124)	(124)
Total customer position		201	$1,203,569	$50,969	$(124)	$50,845

Webster with counterparty position:
Commercial loan interest rate derivatives	Other liabilities	194	$1,203,512	$544	$(41,965)	$(41,421)
Total counterparty position		194	$1,203,512	$544	$(41,965)	$(41,421)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Impact reported in other non-interest income:
Visa swap	$(35)	$(60)	$(86)	$(532)
Commercial loan interest rate derivatives, net	1,546	1,511	3,230	4,288
Fed funds futures contracts	(450)	(229)	(290)	(12)
Net impact on other non-interest income	$1,061	$1,222	$2,854	$3,744

Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to an enforceable master netting agreement. In accordance with ASC 815, “Derivatives and Hedging”, as amended by ASU 2013-01 and ASU 2011-11, Webster recognized those financial instruments subject to master netting agreements or similar agreements. Hedge accounting positions are recorded on a gross basis in other assets for a gain position and in other liabilities for a loss position, while non-hedge accounting net positions are recorded in other assets for a net gain or in other liabilities for a net loss position, in the accompanying Condensed Consolidated Balance Sheets.
The tables below present the financial assets and liabilities for derivative positions, summarized by counterparty:

	At September 30, 2013
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
Counterparty:
Dealer A	$383,632	$—	$(388)	$4,009	$(10,783)	$(7,162)	$7,100	$—
Dealer B	343,467	—	—	3,241	(10,128)	(6,887)	7,100	213
Dealer C	14,666	—	—	1	(1,492)	(1,491)	—	—
Dealer D	291,320	1,471	—	3,150	(710)	3,911	(4,100)	—
Dealer E	283,681	1,576	(513)	2,373	(2,494)	942	(1,160)	—
Dealer F	265,185	—	(1,293)	72	(1,233)	(2,454)	7,225	4,771
Total	$1,581,951	$3,047	$(2,194)	$12,846	$(26,840)	$(13,141)	$16,165
(1) Net positive exposure represents over-collateralized loss positions which can be the result of OTC clearing house initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank").

	At December 31, 2012
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM Loss	Cash Collateral Posted	Net Exposure
Counterparty:
Dealer A	$561,716	$—	$(985)	$199	$(16,721)	$(17,507)	$17,900	$393
Dealer B	403,097	—	(642)	139	(15,281)	(15,784)	16,980	1,196
Dealer C	15,221	—	—	1	(2,038)	(2,037)	—	—
Dealer D	184,648	—	—	53	(2,506)	(2,453)	2,600	147
Dealer E	238,830	—	—	152	(5,419)	(5,267)	5,290	23
Total	$1,403,512	$—	$(1,627)	$544	$(41,965)	$(43,048)	$42,770
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has master International Swap Derivative Association ("ISDA") agreements with all derivative counterparties for non-cleared trades. Additionally, the Company has executed a Credit Support Annex ("CSA") to the master ISDA agreement with each of its institutional derivative counterparties. The ISDA master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
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

Dodd-Frank derivative clearing rules became effective June 10, 2013 and require that initial margin be posted to the clearing houses for cleared derivative positions. The Company had approximately $4.6 million initial margin posted at September 30, 2013. In addition, in accordance with the CSA, approximately $16.8 million of variation margin collateral was pledged to financial counterparties and approximately $5.3 million was received from financial counterparties at September 30, 2013. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $33.0 million at September 30, 2013. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $9.9 million at September 30, 2013. The credit exposure is mitigated as transactions with customers are secured by the collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.
Futures Contracts. In March 2010, Webster entered into a $600 million short-selling of a one-year strip of Fed funds futures contracts with serial maturities between May 2010 and April 2011 to hedge against a rise in short-term rates. Since then, Webster has continued to roll the futures contracts and, beginning with the September 2011 contracts, reduced the notional amount to $400 million, then, beginning with the March 2013 contracts, increased the notional amount to $800 million. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of these contracts is a loss of $187 thousand and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company recognized $450 thousand and $290 thousand and $229 thousand and $12 thousand in MTM loss for the three and nine months ended September 30, 2013 and 2012, respectively, which is reflected in non-interest income in the accompanying Condensed Consolidated Statements of Income. Webster had $634 thousand on deposit with its counterparty as of September 30, 2013 to satisfy margin collateral requirements.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and MBS, are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At September 30, 2013, outstanding rate locks totaled approximately $59.9 million and the outstanding commitments to sell residential mortgage loans totaled approximately $88.3 million. Forward sales, which include mandatory forward commitments of approximately $86.9 million at September 30, 2013, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. As of September 30, 2013 and December 31, 2012, the fair value of interest rate locked loan commitments and forward sales commitments was a net unrealized loss of $0.4 million and a net unrealized gain of $2.9 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments, primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not material at September 30, 2013 and December 31, 2012.

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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, agency MBS, agency CMBS, CLOs, corporate debt, single-issuer trust preferred securities, commercial mortgage-backed securities and auction rate preferred securities.
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
Alternative Investments
The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At September 30, 2013, alternative investments consisted of $0.8 million recorded at fair value and $18.2 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes ten years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $2.0 million in unfunded commitments remaining for its alternative investments as of September 30, 2013.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. At September 30, 2013, the cost basis of the investments held in the Rabbi Trust is $5.1 million.
Derivative Instruments
Derivative instruments are valued using third-party valuation software which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, the Company evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the Company and its counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, the Company applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
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

A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At September 30, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	885,476	—	885,476	—
Agency MBS	1,293,254	—	1,293,254	—
Agency CMBS	20,084	—	20,084	—
CMBS	465,951	—	465,951	—
CLOs	332,534	—	332,534	—
Pooled trust preferred securities	29,964	—	—	29,964
Single issuer trust preferred securities	43,302	—	43,302	—
Corporate debt	113,618	—	113,618	—
Equity securities	9,389	9,114	275	—
Total available for sale securities	3,193,772	9,314	3,154,494	29,964
Derivative instruments:
Interest rate derivatives	38,517	—	38,517	—
Investments held in Rabbi Trust	5,909	5,909	—	—
Alternative investments	804	—	—	804
Total financial assets held at fair value	$3,239,002	$15,223	$3,193,011	$30,768
Financial liabilities held at fair value:
Derivative instruments:
Interest rate derivatives	$27,008	$—	$27,008	$—
Fed Fund futures contracts	187	187	—	—
Visa Swap	5	—	5	—
Mortgage banking derivatives	384	—	384	—
Total financial liabilities held at fair value	$27,584	$187	$27,397	$—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	1,310,006	—	1,310,006	—
Agency MBS	1,142,280	—	1,142,280	—
CMBS	398,031	—	398,031	—
CLOs	88,540	—	—	88,540
Pooled trust preferred securities	26,207	—	—	26,207
Single issuer trust preferred securities	44,415	—	44,415	—
Corporate debt	118,199	—	118,199	—
Equity securities	8,282	8,082	200	—
Total available for sale securities	3,136,160	8,282	3,013,131	114,747
Derivative instruments:
Interest rate derivatives	50,969	—	50,969	—
Mortgage banking derivatives	2,898	—	2,898	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Alternative investments	1,533	—	—	1,533
Total financial assets held at fair value	$3,197,301	$14,023	$3,066,998	$116,280
Financial liabilities held at fair value:
Derivative instruments:
Interest rate derivatives	$43,172	$—	$43,172	$—
Fed Fund futures contracts	125	125	—	—
Visa swap	4	—	4	—
Total financial liabilities held at fair value	$43,301	$125	$43,176	$—
The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Level 3, beginning of period	$31,572	$30,976	$116,280	$32,814
Transfers out of Level 3 (1) (2)	—	—	(248,844)	(975)
Change in unrealized loss included in other comprehensive income	7,194	1,587	14,194	2,279
Unrealized loss included in net income	(70)	(539)	(355)	(1,161)
Realized gain on sale of available for sale securities	269	—	269	—
Purchases/capital calls	—	—	159,412	126
Sales/proceeds	(7,740)	—	(7,740)	—
Accretion/amortization	26	63	214	79
Calls/paydowns	(483)	(2,219)	(2,662)	(3,294)
Level 3, end of period	$30,768	$29,868	$30,768	$29,868

(1)
As of April 1, 2013, the CLO portfolio was transferred from Level 3 to Level 2 based on having more observable inputs in determining fair value. In prior quarters, the CLO portfolio was priced using average non-binding broker quotes. During the second quarter, the Company engaged a third-party pricing vendor to provide monthly fair value measurements. The methodology used is a combination of matrix pricing, observed market activity and metrics. Pricing inputs such as credit spreads are observable and market corroborated and, therefore, the CLO portfolio qualifies for Level 2 categorization. The market for these CLOs is active and there is ample price transparency.

(2)
As of January 1, 2012, auction rate preferred securities were transferred from Level 3 to Level 2. These securities are considered to be Level 2 based upon observable market activity at full par value for recent transactions.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At September 30, 2013
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted-Average)
Pooled trust preferred securities	$29,964	Discounted cash flow	Discount rate	6.84 - 7.93% (7.71%)
			Credit spread	318-428 bps (406 bps)
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
Pooled trust preferred security issuer financials are reviewed on a quarterly basis, and an internal credit rating (“shadow rating”) is updated for individual issuers in the model. The shadow rating is correlated to a Moody’s loss table to determine the loss impact on expected cash flows. There is a direct relationship between shadow rating and fair value; as shadow ratings decline, the loss probability increases, expected cash flows decline and, therefore, fair value decreases. There may be instances when a one notch downgrade in an individual issuer's credit ratings may not significantly impact the fair value of securities.
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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $8.0 million at September 30, 2013. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis:

	At September 30, 2013
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$41,177	Real Estate Appraisals	Discount for dated appraisal	0% - 30%
			Discount for costs to sell	3% - 8%
Other Real Estate	$7,919	Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	25% - 50%
Mortgage Servicing Assets	$25,496	Discounted cash flow	Constant prepayment rate	6.7% - 26.6%
			Discount Rates	3.1% - 6.0%
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
Securities Sold Under Agreements to Repurchase and Other Borrowings
Carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other borrowings that mature within 90 days. The fair values of all other borrowings are estimated using discounted cash flow analysis based on current market rates adjusted, as appropriate, for associated credit risks. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt
The fair value of long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. Long-term debt and Federal Home Loan Bank advances are classified within Level 2 of the fair value hierarchy.

The tables below summarize the estimated fair values of significant financial instruments:

	At September 30, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	3,193,772	$9,314	$3,154,494	$29,964
Securities held-to-maturity	3,205,999	—	3,248,620	—
Loans held for sale	40,193	—	—	40,193
Loans and leases, net	12,320,420	—	—	12,410,295
Mortgage servicing assets (a)	20,577	—	—	25,496
Alternative investments	19,048	—	—	19,048
Derivative instruments	38,517	—	38,517	—
Investments held in Rabbi Trust	5,909	5,909	—	—
Liabilities
Deposits other than time deposits	12,741,904	—	12,741,904	—
Time deposits	2,257,627	—	2,280,333	—
Securities sold under agreements to repurchase and other borrowings	1,372,290	—	1,404,532	—
Federal Home Loan Bank advances (b)	1,602,469	—	1,636,387	—
Long-term debt (c)	229,146	—	224,097	—
Derivative instruments	27,584	187	27,397	—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,136,160	$8,282	$3,013,131	$114,747
Securities held-to-maturity	3,107,529	—	3,264,718	—
Loans held for sale	107,633	—	—	107,633
Loans and leases, net	11,851,567	—	—	12,005,555
Mortgage servicing assets (a)	14,027	—	—	15,881
Alternative investments	19,523	—	—	19,523
Derivative instruments	53,867	—	53,867	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Liabilities
Deposits other than time deposits	11,985,683	—	11,985,683	—
Time deposits	2,545,152	—	2,584,921	—
Securities sold under agreements to repurchase and other borrowings	1,076,160	—	1,134,614	—
Federal Home Loan Bank advances (b)	1,827,612	—	1,843,615	—
Long-term debt (c)	334,276	—	298,807	—
Derivative instruments	43,301	125	43,176	—

(a)
The carrying amount of mortgage servicing assets is net of $0.4 million and $1.8 million reserves at September 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(b)
The carrying amount of FHLB advances is net of $67 thousand and $85 thousand in unamortized premiums at September 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(c)
The carrying amount of long-term debt is net of $1.8 million and $4.4 million in hedge accounting adjustments and discounts at September 30, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits
 The following tables summarize the components of net periodic benefit cost:

	Three months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$10	$7	$—	$—	$—	$—
Interest cost on benefit obligations	1,841	1,827	72	79	30	44
Expected return on plan assets	(2,779)	(2,517)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	1,590	1,525	32	18	7	26
Net periodic benefit cost recognized in net income	$662	$842	$104	$97	$55	$88

	Nine months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$30	$22	$—	$—	$—	$—
Interest cost on benefit obligations	5,524	5,480	217	237	90	132
Expected return on plan assets	(8,336)	(7,551)	—	—	—	—
Amortization of prior service cost	—	—	—	—	54	54
Recognized net loss	4,767	4,576	94	53	21	77
Net periodic benefit cost recognized in net income	$1,985	$2,527	$311	$290	$165	$263
The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
The Bank is also a sponsor of a multiple-employer plan, EIN/Pension Plan Number 13-5645888/333 (the "Fund”), administered by Pentegra for the benefit of eligible employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. All benefit accruals were frozen as of September 1, 2004.
According to the Fund’s administrators, as of July 1, 2013, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $2.1 million. Webster made $60 thousand and $0.5 million and $0.4 million and $1.2 million in contributions for the three and nine months ended September 30, 2013 and 2012, respectively.

NOTE 16: Stock-Based Compensation Plans
Webster has established stock-based compensation plans that cover employees and directors (collectively, the “Plans”). Compensation cost related to the Plans, based on the grant-date fair value, net of estimated forfeitures, is included as a component of compensation and benefits reflected in non-interest expense. The cost of an award to retirement eligible employees is recognized immediately, while the award is subject to a one year minimum hold before vesting.
Stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income is summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Stock options	$886,281	$737,208	$2,831,966	$1,795,501
Restricted stock	1,276,153	1,826,888	4,925,085	4,939,347
Stock-based compensation	$2,162,434	$2,564,096	$7,757,051	$6,734,848
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
As of September 30, 2013, there was $3.0 million of unrecognized compensation expense related to non-vested options that is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
The following table summarizes stock option activity under the Plans for the nine month period ending September 30, 2013:

	Nine months ended September 30, 2013
	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2013	2,476,645	$28.99
Granted	436,043	23.00
Exercised	59,521	17.19
Forfeited/Expired	156,312	29.65
Outstanding, at September 30, 2013	2,696,855	$28.25

Exercisable, at September 30, 2013	2,107,489	$29.72
Expected to vest, at September 30, 2013	540,314	$22.95
At September 30, 2013, options outstanding included 2,458,697 non-qualified and 238,158 incentive stock options.

Restricted Stock
The Company grants time-based restricted stock awards that vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. In 2013, the Company granted 222,585 time-based shares. Webster records compensation expense over the vesting period based on the market value on the date of grant.
The following table summarizes time-based restricted stock activity under the Plans for the nine month period ending September 30, 2013:

	Nine months ended September 30, 2013
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Units	Weighted-average Grant Date Fair Value
Outstanding, at January 1, 2013	249,294	$22.12	33,742	$22.12
Granted	222,585	22.80	—	—
Vested (1)	154,133	21.78	19,700	22.21
Forfeited/Modified	20,531	22.40	9,778	21.67
Outstanding, at September 30, 2013	297,215	$22.55	4,264	$22.75
(1) Vested for purposes of recording compensation expense on a straight-line basis.
The Company grants performance-based restricted stock awards that vest after three years. On February 20, 2013, the Company granted 163,519 performance-based shares, the vesting of which is based 50% upon Webster's ranking for total shareholder return versus Webster's 14 bank compensation peer group companies and 50% upon Webster's return on equity over the three year vesting period. Shares vest in a range from zero to 200% of the target number of shares under the grant depending on performance. The 14 bank compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. Webster records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the bank compensation peer group and based on the market value on the date of grant of the remaining 50% of performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The following table summarizes performance-based restricted stock activity under the Plans for the nine month period ending September 30, 2013:

	Nine months ended September 30, 2013
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding, at January 1, 2013	94,407	$25.44
Granted	163,519	24.04
Vested (1)	64,169	24.77
Forfeited/Modified	34,825	24.55
Outstanding, at September 30, 2013	158,932	$24.46
(1) Vested for purposes of recording compensation expense on a straight-line basis.
As of September 30, 2013, there was $10.7 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

NOTE 17: Business Segments
Webster’s operations are divided into three reportable business segments that represent its core businesses – Commercial Banking, Community Banking and Other. Community Banking includes the operating segments of Webster's Personal Bank and Business Banking, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter of 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units had been consolidated into a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, the ATM network) and Business Banking. This strategic decision organizes the business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers' personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, are shown as other reconciling. For the three and nine months ended September 30, 2013, 125.0% and 111.6%, respectively, of the provision expense is specifically attributable to business segments and reported accordingly.
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

The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended September 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$56,430	$87,949	$10,733	$155,112	$(5,125)	$149,987
Provision (benefit) for loan and lease losses	7,032	3,570	22	10,624	(2,124)	8,500
Net interest income (loss) after provision for loan and lease losses	49,398	84,379	10,711	144,488	(3,001)	141,487
Non-interest income	8,818	25,387	8,083	42,288	3,969	46,257
Non-interest expense	24,647	82,748	11,913	119,308	2,973	122,281
Income before income tax expense	33,569	27,018	6,881	67,468	(2,005)	65,463
Income tax expense (benefit)	9,347	7,504	1,941	18,792	(634)	18,158
Net income (loss)	$24,222	$19,514	$4,940	$48,676	$(1,371)	$47,305

	Three months ended September 30, 2012(a)
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$48,127	$86,263	$8,526	$142,916	$1,974	$144,890
(Benefit) provision for loan and lease losses	(5,540)	9,709	(328)	3,841	1,159	5,000
Net interest income after provision for loan and lease losses	53,667	76,554	8,854	139,075	815	139,890
Non-interest income	7,191	30,312	7,139	44,642	3,837	48,479
Non-interest expense	24,823	84,408	10,965	120,196	3,691	123,887
Income before income tax expense	36,035	22,458	5,028	63,521	961	64,482
Income tax expense	10,893	6,788	1,520	19,201	288	19,489
Net income	$25,142	$15,670	$3,508	$44,320	$673	$44,993
(a) Reclassified to conform to the 2013 presentation.

	Nine months ended September 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$161,008	$259,037	$30,008	$450,053	$(7,209)	$442,844
Provision (benefit) for loan and lease losses	11,449	15,816	72	27,337	(2,837)	24,500
Net interest income (loss) after provision for loan and lease losses	149,559	243,221	29,936	422,716	(4,372)	418,344
Non-interest income	20,537	87,654	24,579	132,770	14,016	146,786
Non-interest expense	74,068	251,759	37,112	362,939	8,481	371,420
Income before income tax expense	96,028	79,116	17,403	192,547	1,163	193,710
Income tax expense	28,710	23,654	5,203	57,567	348	57,915
Net income	$67,318	$55,462	$12,200	$134,980	$815	$135,795

	Nine months ended September 30, 2012(a)
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
Net interest income	$137,610	$255,878	$24,824	$418,312	$14,324	$432,636
(Benefit) provision for loan and lease losses	(10,979)	20,847	(668)	9,200	4,800	14,000
Net interest income after provision for loan and lease losses	148,589	235,031	25,492	409,112	9,524	418,636
Non-interest income	21,365	84,385	21,553	127,303	12,515	139,818
Non-interest expense	74,320	257,292	33,193	364,805	14,074	378,879
Income before income tax expense	95,634	62,124	13,852	171,610	7,965	179,575
Income tax expense	28,973	18,821	4,197	51,991	2,413	54,404
Net income	$66,661	$43,303	$9,655	$119,619	$5,552	$125,171
(a) Reclassified to conform to the 2013 presentation.

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Total Business Segments	Corporate and Reconciling	Consolidated Total
At September 30, 2013	$5,517,704	$7,703,557	$326,049	$13,547,310	$7,062,244	$20,609,554
At December 31, 2012	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765

NOTE 18: Commitments and Contingencies
Lease Commitments. At September 30, 2013, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.2 million and $15.3 million and $5.0 million and $15.1 million for the three and nine months ended September 30, 2013 and 2012, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million and $0.7 million and $0.3 million and $0.8 million for the three and nine months ended September 30, 2013 and 2012, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2012. See Webster's 2012 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At September 30, 2013	At December 31, 2012
Unused commitments to extend credit	$4,023,250	$3,801,013
Standby letters of credit	135,601	139,789
Commercial letters of credit	9,252	6,535
Total financial instruments with off-balance sheet risk	$4,168,103	$3,947,337
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$4,593	$5,463	$5,662	$5,449
Provision	64	—	64	259
Reserve release	—	(267)	(1,069)	(512)
Ending balance	$4,657	$5,196	$4,657	$5,196
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of September 30, 2013 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2012, included in its 2012 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013 or any future period.
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

•
The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and the Basel III update to the Basel Accords.

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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2012 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for OTTI, (iii) valuation of goodwill, (iv) income taxes and (v) pension and other post retirement benefits as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2012 Form 10-K.
Recent Legislation
The following section should be read in conjunction with the Supervision and Regulation section in Webster's 2012 Form 10-K.
On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the OCC issued final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of Dodd-Frank. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules; among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•
implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•
require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with Dodd-Frank and establish due diligence requirements for securitization exposures.
Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Company, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.
In April 2013, the Securities and Exchange Commission and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of Dodd-Frank. These provisions amended Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved on April 25, 2013 by its Board of Directors, to address these requirements.

RESULTS OF OPERATIONS
Summary of Performance
Webster’s net income available to common shareholders was $44.7 million, or $0.49 per diluted share, for the three months ended September 30, 2013, an increase of $0.3 million compared to $44.4 million, or $0.48 per diluted share, for the three months ended September 30, 2012. The $0.3 million increase is due to a $5.1 million increase in net interest income, a decrease of $1.6 million in non-interest expense, and a $1.3 million decrease in income tax expense, partially offset by an increase of $3.5 million in provision for loan and lease losses, a $2.2 million decrease in non-interest income and a $2.0 million increase in preferred stock dividends.
For the nine months ended September 30, 2013, Webster’s net income available to common shareholders was $127.6 million, or $1.41 per diluted share, an increase of $4.3 million compared to $123.3 million, or $1.34 per diluted share, for the nine months ended September 30, 2012. The $4.3 million increase is due to a $10.2 million increase in net interest income, a $7.0 million increase in non-interest income, and a decrease of $7.5 million in non-interest expense, partially offset by an increase of $10.5 million in provision for loan and lease losses, a $3.5 million increase in income tax expense and an increase of $6.3 million in preferred stock dividends.

Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2013	2012	2013	2012
Earnings:
Net interest income	$149,987	$144,890	$442,844	$432,636
Provision for loan and lease losses	8,500	5,000	24,500	14,000
Total non-interest income	46,257	48,479	146,786	139,818
Total non-interest expense	122,281	123,887	371,420	378,879
Net income attributable to Webster Financial Corporation	47,305	44,993	135,795	125,171
Net income available to common shareholders	44,666	44,378	127,631	123,326
Per Share Data:
Weighted-average common shares - diluted (a)	90,423	91,884	90,193	91,754
Net income available to common shareholders per common share - diluted	$0.49	$0.48	$1.41	$1.34
Dividends declared per common share	0.15	0.10	0.40	0.25
Dividends declared per Series A preferred share	21.25	21.25	63.75	63.75
Dividends declared per Series E preferred share	400.00	—	1,248.89	—
Book value per common share	22.34	22.24	22.34	22.24
Tangible book value per common share	16.40	16.08	16.40	16.08
Selected Ratios:
Return on average assets (b)	0.93%	0.92%	0.90%	0.87%
Return on average common shareholders' equity	8.93	9.19	8.58	8.71
Return on average tangible common shareholders' equity	12.43	13.03	12.00	12.70
Net interest margin	3.23	3.28	3.24	3.32
Efficiency ratio	60.07	62.25	60.73	63.86
Tangible common equity ratio	7.37	7.37	7.37	7.37
Tier 1 common equity to risk-weighted assets	11.38	11.10	11.38	11.10

(a)
For the three and nine months ended September 30, 2013 and 2012, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

See the following tables for reconciliations of these non-GAAP financial measures with financial measures defined by GAAP:

(Dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$44,666	$44,378	$127,631	$123,326
Intangible assets amortization, tax-affected at 35% (GAAP)	807	900	2,421	2,716
Net income adjusted for amortization of intangibles (non-GAAP)	$45,473	$45,278	$130,052	$126,042
Annualized net income used in the return on average tangible common shareholders' equity	$181,892	$181,112	$173,403	$168,056
Average shareholders' equity (non-GAAP)	$2,151,667	$1,960,483	$2,135,433	$1,895,549
Less: Average Preferred stock (non-GAAP)	151,649	28,939	151,649	28,939
Average Goodwill and other intangible assets (non-GAAP)	537,038	542,075	538,270	543,461
Average tangible common equity (non-GAAP)	$1,462,980	$1,389,469	$1,445,514	$1,323,149
Return on average tangible common shareholders' equity (non-GAAP)	12.43%	13.03%	12.00%	12.70%

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$122,281	$123,887	$371,420	$378,879
Less: Foreclosed property expense (GAAP)	432	118	938	761
Intangible assets amortization (GAAP)	1,242	1,384	3,726	4,178
Other expense (non-GAAP)	950	187	2,989	3,310
Non-interest expense (non-GAAP)	$119,657	$122,198	$363,767	$370,630
Net interest income (GAAP)	$149,987	$144,890	$442,844	$432,636
Add back: FTE adjustment (non-GAAP)	3,211	3,740	10,071	11,271
Non-interest income (GAAP)	46,257	48,479	146,786	139,818
Less: Net gain on sale of investment securities (GAAP)	269	810	708	3,347
Income (non-GAAP)	$199,186	$196,299	$598,993	$580,378
Efficiency ratio (non-GAAP)	60.07%	62.25%	60.73%	63.86%

			At September 30,
			2013	2012
Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)			$2,167,659	$1,983,678
Less: Preferred stock (GAAP)			151,649	28,939
Goodwill and other intangible assets (GAAP)			536,431	541,399
Tangible common shareholders' equity (non-GAAP)			$1,479,579	$1,413,340
Total Assets (GAAP)			$20,609,554	$19,729,662
Less: Goodwill and other intangible assets (GAAP)			536,431	541,399
Tangible assets (non-GAAP)			$20,073,123	$19,188,263
Tangible common equity ratio (non-GAAP)			7.37%	7.37%

(Dollars and shares in thousands, except per share data)
	At September 30,
	2013	2012
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,167,659	$1,983,678
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	536,431	541,399
Tangible common equity (non-GAAP)	$1,479,579	$1,413,340
Common shares outstanding	90,245	87,899
Tangible book value per common share (non-GAAP)	$16.40	$16.08

	At September 30,
	2013	2012
Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,167,659	$1,983,678
Less: Preferred equity (GAAP)	151,649	28,939
Goodwill and other intangible assets (GAAP)	536,431	541,399
Disallowed excess servicing assets (regulatory)	—	878
Add back: Accumulated other comprehensive loss (GAAP)	(58,941)	(29,277)
DTL (DTA) related to goodwill and other intangibles (regulatory)	10,441	11,694
Tier 1 common equity (regulatory)	$1,548,961	$1,453,433
Risk-weighted assets (regulatory)	$13,607,826	$13,090,000
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.38%	11.10%

The following tables summarize the Company's average balances (average balances are daily averages), interest and yields on major categories of Webster's interest-earning assets and interest-bearing liabilities on a fully-tax equivalent basis.

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,302,467	$123,664	3.97%	$11,608,334	$121,367	4.14%
Securities (2)	6,293,453	49,854	3.17	6,145,414	53,010	3.48
Federal Home Loan and Federal Reserve Bank stock	158,878	863	2.16	142,595	879	2.45
Interest-bearing deposits	14,039	10	0.28	91,502	45	0.19
Loans held for sale	65,207	573	3.52	82,006	655	3.19
Total interest-earning assets	18,834,044	174,964	3.68	18,069,851	175,956	3.88
Noninterest-earning assets	1,507,532			1,420,460
Total assets	$20,341,576			$19,490,311

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,999,991	$—	—%	$2,726,790	$—	—%
Savings, checking & money market deposits	9,690,140	4,580	0.19	8,935,878	5,137	0.23
Time deposits	2,286,380	6,328	1.10	2,677,939	9,406	1.40
Total deposits	14,976,511	10,908	0.29	14,340,607	14,543	0.40

Securities sold under agreements to repurchase and other borrowings	1,293,074	5,283	1.60	1,171,787	5,594	1.87
Federal Home Loan Bank advances	1,506,120	3,753	0.98	1,433,037	3,942	1.08
Long-term debt	229,525	1,822	3.18	361,468	3,247	3.59
Total borrowings	3,028,719	10,858	1.41	2,966,292	12,783	1.70
Total interest-bearing liabilities	18,005,230	21,766	0.48	17,306,899	27,326	0.62
Noninterest-bearing liabilities	184,679			222,929
Total liabilities	18,189,909			17,529,828

Preferred Stock	151,649			28,939
Common shareholders' equity	2,000,018			1,931,544
Webster Financial Corp. shareholders' equity	2,151,667			1,960,483
Total liabilities and equity	$20,341,576			$19,490,311
Tax-equivalent net interest income		153,198			148,630
Less: tax equivalent adjustments		(3,211)			(3,740)
Net interest income		$149,987			$144,890
Net interest margin			3.23%			3.28%
(1)On a fully tax-equivalent basis.
(2)Average balances and yields of securities available for sale are based upon the historical amortized cost.

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,130,553	$366,445	4.01%	$11,435,430	$363,487	4.21%
Securities (2)	6,249,115	151,146	3.25	6,076,750	164,187	3.63
Federal Home Loan and Federal Reserve Bank stock	158,016	2,575	2.18	142,912	2,636	2.46
Interest-bearing deposits	24,027	73	0.40	78,852	107	0.18
Loans held for sale	75,066	1,761	3.13	67,411	1,810	3.58
Total interest-earning assets	18,636,777	522,000	3.73	17,801,355	532,227	3.98
Noninterest-earning assets	1,520,026			1,399,566
Total assets	$20,156,803			$19,200,921

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,905,863	$—	—%	$2,572,851	$—	—%
Savings, checking & money market deposits	9,475,275	13,708	0.19	8,747,401	16,216	0.25
Time deposits	2,393,999	22,074	1.23	2,739,829	29,485	1.44
Total deposits	14,775,137	35,782	0.32	14,060,081	45,701	0.43

Securities sold under agreements to repurchase and other borrowings	1,196,723	15,522	1.71	1,182,817	15,388	1.71
Federal Home Loan Bank advances	1,624,937	12,299	1.00	1,380,393	12,932	1.23
Long-term debt	235,572	5,482	3.10	447,082	14,299	4.26
Total borrowings	3,057,232	33,303	1.44	3,010,292	42,619	1.87
Total interest-bearing liabilities	17,832,369	69,085	0.51	17,070,373	88,320	0.69
Noninterest-bearing liabilities	189,001			213,196
Total liabilities	18,021,370			17,283,569

Preferred Stock	151,649			28,939
Common shareholders' equity	1,983,784			1,888,413
Webster Financial Corp. shareholders' equity	2,135,433			1,917,352
Total liabilities and equity	$20,156,803			$19,200,921
Tax-equivalent net interest income		452,915			443,907
Less: tax equivalent adjustments		(10,071)			(11,271)
Net interest income		$442,844			$432,636
Net interest margin			3.24%			3.32%
(1)On a fully tax-equivalent basis.
(2)Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.1% of total revenue for the nine months ended September 30, 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (1) the size and duration of the investment portfolio, (2) the size, duration and credit risk of the wholesale funding portfolio, (3) off-balance sheet interest rate contracts and (4) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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

	Three months ended September 30,			Nine months ended September 30,
	2013 vs. 2012 Increase (decrease) due to			2013 vs. 2012 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(4,915)	$7,212	$2,297	$(17,959)	$20,917	$2,958
Loans held for sale	62	(144)	(82)	(242)	193	(49)
Investment securities	(3,428)	751	(2,677)	(15,228)	3,293	(11,935)
Total interest income	$(8,281)	$7,819	$(462)	$(33,429)	$24,403	$(9,026)
Interest on interest-bearing liabilities:
Deposits	$(4,225)	$590	$(3,635)	$(12,121)	$2,202	$(9,919)
Borrowings	(2,185)	261	(1,924)	(9,956)	641	(9,315)
Total interest expense	$(6,410)	$851	$(5,559)	$(22,077)	$2,843	$(19,234)
Net change in net interest income	$(1,871)	$6,968	$5,097	$(11,352)	$21,560	$10,208

Net interest income totaled $150.0 million for the three months ended September 30, 2013 compared to $144.9 million for the three months ended September 30, 2012, an increase of $5.1 million. The increase in net interest income during the three months ended September 30, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the three months ended September 30, 2013 increased $764 million compared to the three months ended September 30, 2012. The net interest margin decreased 5 basis points from 3.28% for the three months ended September 30, 2012 to 3.23% for the three months ended September 30, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 20 basis points from 3.88% for the three months ended September 30, 2012 to 3.68% for the three months ended September 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Net interest income totaled $442.8 million for the nine months ended September 30, 2013 compared to $432.6 million for the nine months ended September 30, 2012, an increase of $10.2 million. The increase in net interest income during the nine months ended September 30, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the nine months ended September 30, 2013 increased

$835 million compared to the nine months ended September 30, 2012. The net interest margin decreased 8 basis points from 3.32% for the nine months ended September 30, 2012 to 3.24% for the nine months ended September 30, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 25 basis points from 3.98% for the nine months ended September 30, 2012 to 3.73% for the nine months ended September 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans and leases increased $695.1 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The loan and lease portfolio yield decreased 20 basis points to 4.01% for the nine months ended September 30, 2013 and comprised 65.1% of the average interest-earning assets at September 30, 2013, compared to the loan and lease portfolio yield of 4.2% for the nine months ended September 30, 2012, which comprised 64.2% of the average interest-earning assets at September 30, 2012. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the origination of lower yielding loans and leases in a low interest rate environment.
Average securities increased $172.4 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The yield on investment securities decreased 38 basis points to 3.25% for the nine months ended September 30, 2013 and comprised 33.5% of average interest-earning assets at September 30, 2013, compared to the yield on investment securities of 3.63% for the nine months ended September 30, 2012, which comprised 34.1% of the average interest-earning assets at September 30, 2012. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in a protracted low rate environment.
Average total deposits increased $715.1 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is due to a $333 million increase in non-interest-bearing deposits and an increase of $382 million in interest-bearing deposits. The average cost of deposits decreased 11 basis points to 0.32% for the nine months ended September 30, 2013 from 0.43% for the nine months ended September 30, 2012. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased to 20.2% for the nine months ended September 30, 2013 from 23.9% for the nine months ended September 30, 2012.
Average total borrowings increased $46.9 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is due to growth in loans and securities which exceeded the growth in deposits and equity. Average Federal Home Loan Bank advances increased $244.5 million which is partially offset by decreases of $211.5 million in average long-term debt and $13.9 million in securities sold under agreements to repurchase and other borrowings. The decrease in average long-term debt is due to the repayment of all the $102.6 million outstanding principal amount of Subordinated Notes on January 15, 2013 and the redemption of $136.1 million of Capital Trust Securities on July 18, 2012.

Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At September 30, 2013, the allowance for loan and lease losses totaled $157.5 million, or 1.26% of total loans and leases, compared to $177.1 million, or 1.47% of total loans and leases, at December 31, 2012.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. For the three and nine months ended September 30, 2013, total net charge-offs were $14.4 million and $44.1 million, respectively, compared to $17.7 million and $61.4 million for the three and nine months ended September 30, 2012, respectively.
The provision for loan and lease losses of $8.5 million and $24.5 million for the three and nine months ended September 30, 2013, respectively, increased $3.5 million and $10.5 million compared to the three and nine months ended September 30, 2012, respectively.
See the "Loan and Lease Portfolio" through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
Total non-interest income was $46.3 million and $146.8 million for the three and nine months ended September 30, 2013, respectively, a decrease of $2.2 million and an increase of $7.0 million from the comparable periods in 2012. The decrease for the three months ended September 30, 2013 is primarily attributable to a decline in mortgage banking activities and gain on sale of investment securities, while the increase for the nine months ended September 30, 2013 is primarily attributable to growth in loan related fees, wealth and investment services, increase in cash surrender value of life insurance policies, and deposit service fees.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Non-Interest Income:
Deposit service fees	$25,170	$24,728	$442	1.8%	$73,786	$71,810	$1,976	2.8%
Loan related fees	5,840	4,039	1,801	44.6	15,930	12,473	3,457	27.7
Wealth and investment services	8,095	7,186	909	12.6	24,781	21,656	3,125	14.4
Mortgage banking activities	665	6,515	(5,850)	(89.8)	13,584	14,522	(938)	(6.5)
Increase in cash surrender value of life insurance policies	3,516	2,680	836	31.2	10,348	7,758	2,590	33.4
Net gain on sale of investment securities	269	810	(541)	(66.8)	708	3,347	(2,639)	(78.8)
Other income	2,702	2,521	181	7.2	7,649	8,252	(603)	(7.3)
Total non-interest income	$46,257	$48,479	$(2,222)	(4.6)%	$146,786	$139,818	$6,968	5.0%
Deposit Service Fees. Deposit service fees were $25.2 million and $73.8 million for the three and nine months ended September 30, 2013, respectively, an increase of $0.4 million and $2.0 million from the comparable periods in 2012 and is primarily due an increase in cash management fees related to existing customers acquiring additional products. The increase is slightly offset by a decline in overdraft activity.
Loan Related Fees. Loan related fees were $5.8 million and $15.9 million for the three and nine months ended September 30, 2013, respectively, an increase of $1.8 million and $3.5 million from the comparable periods in 2012 due to an increase in loan service fee income, origination fee income and prepayment penalties.
Wealth and Investment Services. Wealth and investment services income was $8.1 million and $24.8 million for the three and nine months ended September 30, 2013, respectively, an increase of $0.9 million and $3.1 million from the comparable periods in 2012 primarily due to an increase in income from Webster Investment Services driven by increased cross-sell to existing customers.
Mortgage Banking Activities. Mortgage banking activities net revenue was $0.7 million and $13.6 million for the three and nine months ended September 30, 2013, respectively, a decrease of $5.9 million and $0.9 million from the comparable periods in 2012. The decrease is primarily related to a rise in interest rates beginning late in the second quarter which contributed to lower volumes of settlements of, and spreads on, loans sold in the three months ended September 30, 2013, as well as a lower pipeline of loan applications to be funded in the next period. Loan originations for sale of $157.1 million and $592.4 million for three and nine months ended September 30, 2013, respectively, compared to $207.7 million and $537.3 million from the comparable periods in 2012, are reflective of the increase in mortgage interest rates in the three months ended September 30, 2013.
Increase in Cash Surrender Value of Life Insurance Policies. Increase in cash surrender value of life insurance polices income was $3.5 million and $10.3 million for the three and nine months ended September 30, 2013, respectively, an increase of $0.8 million and $2.6 million from the comparable periods in 2012 primarily due to $100 million of additional purchases in September 2012.
Other. Other non-interest income was $2.7 million and $7.6 million for the three and nine months ended September 30, 2013, respectively, compared to $2.5 million and $8.3 million for the three and nine months ended September 30, 2012, respectively. The increase of $0.2 million for the three months ended September 30, 2013, compared to 2012, is due to positive mark-to-market adjustments on treasury derivatives as well as positive fair value adjustments to the Company's alternative investments. The decrease of $0.6 million for the nine months ended September 30, 2013, compared to 2012, is due to a write down of $1.5 million, in 2013, on a loan subsequently transferred to held for sale. This decrease was offset by positive fair value adjustments on treasury derivatives related to increased client swap activity as well as positive fair value adjustments to the Company's alternative investments for the nine months ended September 30, 2013 from the comparable period in 2012.

Non-Interest Expense
Total non-interest expense was $122.3 million and $371.4 million for the three and nine months ended September 30, 2013, respectively, a decrease of $1.6 million and $7.5 million from the comparable periods in 2012. The decrease for the three months ended September 30, 2013 is primarily attributable to lower compensation and benefits, marketing, professional and outside services, and occupancy; while the decrease for the nine months ended September 30, 2013 is primarily attributable to lower professional and outside services, compensation and benefits, marketing, occupancy, and deposit insurance.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(In thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$64,862	$66,126	$(1,264)	(1.9)%	$196,680	$198,332	$(1,652)	(0.8)%
Occupancy	11,994	12,462	(468)	(3.8)	36,710	37,922	(1,212)	(3.2)
Technology and equipment	14,895	15,118	(223)	(1.5)	45,743	46,721	(978)	(2.1)
Intangible assets amortization	1,242	1,384	(142)	(10.3)	3,726	4,178	(452)	(10.8)
Marketing	3,649	4,529	(880)	(19.4)	12,277	13,723	(1,446)	(10.5)
Professional and outside services	2,254	2,790	(536)	(19.2)	5,931	8,869	(2,938)	(33.1)
Deposit insurance	5,300	5,675	(375)	(6.6)	15,998	17,107	(1,109)	(6.5)
Other expense	18,085	15,803	2,282	14.4	54,355	52,027	2,328	4.5
Total non-interest expense	$122,281	$123,887	$(1,606)	(1.3)%	$371,420	$378,879	$(7,459)	(2.0)%
Compensation and Benefits. Compensation and benefits expense was $64.9 million and $196.7 million for the three and nine months ended September 30, 2013, respectively, a decrease of $1.3 million and $1.7 million from the comparable periods in 2012. The decrease is attributable to declines in incentive related expense and pension expense. The decrease was slightly offset by merit increases year over year coupled with increased commissions.
Occupancy. Occupancy expense was $12.0 million and $36.7 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.5 million and $1.2 million from the comparable periods in 2012, due to lower depreciation and occupancy related maintenance costs.
Technology and Equipment. Technology and equipment expense was $14.9 million and $45.7 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.2 million and $1.0 million from the comparable periods in 2012. The decrease is primarily due to a reduction in depreciation.
Marketing. Marketing expense was $3.6 million and $12.3 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.9 million and $1.4 million from the comparable periods in 2012, primarily due to utilizing more cost effective marketing channels.
Professional and outside services. Professional and outside services expense was $2.3 million and $5.9 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.5 million and $2.9 million from the comparable periods in 2012, primarily due to a decrease in consulting costs.
Deposit Insurance. Deposit insurance was $5.3 million and $16.0 million for the three and nine months ended September 30, 2013, respectively, a decrease of $0.4 million and $1.1 million from the comparable periods in 2012. The reduction of underperforming assets supported by an increase in tier 1 equity during 2013, compared to 2012 levels, resulted in a decrease to the FDIC insurance expense for the three and nine months ended September 30, 2013.
Other. Other non-interest expense was $18.1 million and $54.4 million for the three and nine months ended September 30, 2013, respectively, compared to $15.8 million and $52.0 million for the three and nine months ended September 30, 2012, respectively. The increase of $2.3 million for the three months ended September 30, 2013, compared to 2012, is due to an increase in check card expense and contract costs. The increase of $2.3 million for the nine months ended September 30, 2013, compared to 2012, is due to lower gains on the sale of OREO properties coupled with increased check card expenses and contract costs.

Income Taxes
Webster recognized income tax expense of $18.2 million and $57.9 million with an effective tax rate of 27.7% and 29.9% for three and nine months ended September 30, 2013, respectively, compared to $19.5 million and $54.4 million with an effective tax rate of 30.2% and 30.3% for three and nine months ended September 30, 2012, respectively. The 27.7% effective tax rate for the three months ended September 30, 2013, compared to 30.2% for the three months ended September 30, 2012, reflects a $2.1 million net tax benefit specific to the quarter, compared to a net tax benefit of $0.3 million for the same period in 2012. The $2.1 million net tax benefit in the current period included a $1.7 million correction of an error applicable to prior periods identified and corrected in the current period. The remaining net tax benefit of $0.4 million included a $0.5 million benefit applicable to a reduction of the Company's estimated annual effective tax rate for 2013 primarily as a result of an increase in tax credits during the year.
As discussed above and disclosed in Note 1 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report, in the three months ended September 30, 2013 the Company recognized a $1.7 million benefit to correct an error applicable to income taxes in prior periods. The error related to the November 2008 to December 2010 period when provisions for non-deductible executive compensation associated with the U.S. Treasury's Capital Purchase Program were applicable to Webster and unintentionally overstated. The correction of the error had the effect of reducing the Company's effective tax rate for the three months ended September 30, 2013 by 2.5 percentage points from 30.2% to 27.7% and by 0.9 percentage points from 30.8% to 29.9% for the nine months ended September 30, 2013.
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
At December 31, 2012, Webster's operations were divided into four reportable segments that represented its core business - Commercial Banking, Retail Banking, Consumer Finance and Other. In the first quarter of 2013, the Company combined the Retail and Consumer Finance segments and realigned the reporting of the management of its small business and consumer related businesses. Beginning in 2013, some business and mass-market consumer business units had been consolidated into a new reportable segment, "Community Banking", which comprises several similar operating segments. Community Banking includes the Personal Bank (Consumer Finance, Consumer Deposits, Webster Investment Services, the Customer Care Center, eBanking, the ATM network) and Business Banking. This strategic decision organizes the business units more effectively around the customer in an effort to deliver banking products and services when and where the customer desires and in a manner that respects customers' clear and growing preference to do their banking remotely. It also enables Webster to meet most of its customers' personal needs from a single business segment. The 2012 business segment results have been adjusted for comparability to the 2013 segment presentation.
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

The following table presents the results for Webster’s business segments and incorporates the allocation of the provision for loan and lease losses and income tax expense or benefit to each of Webster’s business segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net income (loss):
Commercial Banking	$24,222	$25,142	$67,318	$66,661
Community Banking	19,514	15,670	55,462	43,303
Other	4,940	3,508	12,200	9,655
Total Business Segments	48,676	44,320	134,980	119,619
Corporate and Reconciling	(1,371)	673	815	5,552
Net income	$47,305	$44,993	$135,795	$125,171
(a) Reclassified to conform to the 2013 presentation.
The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the expected principal repayment date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s ALCO.
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, is shown as other reconciling. For the three and nine months ended September 30, 2013, 125.0% and 111.6%, respectively, of the provision expense is specifically attributable to business segments.
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

Commercial Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$56,430	$48,127	$161,008	$137,610
Provision (benefit) for loan and lease losses	7,032	(5,540)	11,449	(10,979)
Net interest income after provision	49,398	53,667	149,559	148,589
Non-interest income	8,818	7,191	20,537	21,365
Non-interest expense	24,647	24,823	74,068	74,320
Income before income taxes	33,569	36,035	96,028	95,634
Income tax expense	9,347	10,893	28,710	28,973
Net income	$24,222	$25,142	$67,318	$66,661
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At September 30, 2013	At December 31, 2012
Total assets	$5,517,704	$5,113,898
Total loans	5,455,813	5,037,307
Total deposits	3,258,152	2,633,327
Net interest income increased $8.3 million in the three months ended September 30, 2013 from the comparable period in 2012. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $12.6 million in the three months ended September 30, 2013 from the comparable period in 2012. The change in provision is primarily the result of loan growth coupled with losses on two credits, one Commercial Real Estate and one Commercial C&I. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Commercial Banking continues to experience improvement in asset quality with new originations and with lower levels of nonperforming and classified loans. The benefit in 2012 was the result of a greater rate of improvement in credit quality from the comparable period in 2011 as evidenced by improved risk ratings. Non-interest income increased $1.6 million in the three months ended September 30, 2013 from the comparable period in 2012, primarily due to fees generated from agent led business and other loan related fees. Non-interest expense was essentially flat in the three months ended September 30, 2013 from the comparable period in 2012.
Net interest income increased $23.4 million in the nine months ended September 30, 2013 from the comparable period in 2012. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $22.4 million in the nine months ended September 30, 2013 from the comparable period in 2012. The change in provision is primarily the result of loan growth coupled with losses on four credits, two Commercial Real Estate and two Commercial C&I, and the sale of a Commercial Real Estate credit. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Commercial Banking continues to experience improvement in asset quality, including lower levels of nonperforming and classified loans. The benefit in 2012 was the result of a greater rate of improvement in credit quality from the comparable period in 2011 as evidenced by the positive migration of risk ratings. Non-interest income decreased $0.8 million in the nine months ended September 30, 2013 from the comparable period in 2012, primarily due to less interest rate management services activity. Non-interest expense was essentially flat in the nine months ended September 30, 2013 from the comparable period in 2012.
Loans increased $418.5 million from December 31, 2012. The volume within the loan pipeline is improving. Loan originations in the three and nine months ended September 30, 2013 were $703.4 million and $1.7 billion, respectively, compared to $467.2 million and $1.4 billion in the three and nine months ended September 30, 2012, respectively. The increase in originations is primarily due to increased deal flow. Total deposits increased $624.8 million for the period ended September 30, 2013 compared to December 31, 2012, consistent with new business development.

Community Banking
Community Banking serves consumer and small business customers primarily throughout southern New England and into Westchester County, New York. The business segment is comprised of the following reporting units: The Personal Bank, Business Banking, a Distribution network consisting of 169 banking centers and 308 ATMs, a Customer Care Center, and a full range of Internet and mobile banking services.
The Personal Bank includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services (“WIS”) offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers insurance and investment products including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At September 30, 2013, Webster had $2.5 billion of assets under administration in its strategic partnership with LPL compared to $2.3 billion at December 31, 2012. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit and cash flow management products to business and professional service firms with annual revenues up to $10 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$87,949	$86,263	$259,037	$255,878
Provision for loan and lease losses	3,570	9,709	15,816	20,847
Net interest income after provision	84,379	76,554	243,221	235,031
Non-interest income	25,387	30,312	87,654	84,385
Non-interest expense	82,748	84,408	251,759	257,292
Income before income taxes	27,018	22,458	79,116	62,124
Income tax expense	7,504	6,788	23,654	18,821
Net income	$19,514	$15,670	$55,462	$43,303
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At September 30, 2013	At December 31, 2012
Total assets	$7,703,557	$7,708,159
Total loans	6,677,903	6,668,712
Total deposits	9,936,007	10,188,750
Net interest income increased $1.7 million in the three months ended September 30, 2013 from the comparable period in 2012. The increase is primarily a result of growth in the Business Banking loan and deposit components of the balance sheet, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $6.1 million in the three months ended September 30, 2013 from the comparable period in 2012. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. The Business Banking, Residential and Consumer loan portfolios have shown continued improvement in levels of non-performing loans over the past year coupled with improved levels of classified loans. Accruing delinquencies decreased in business banking loans from June 30, 2013. Non-interest income decreased $4.9 million in the three months ended September 30, 2013 from the comparable period in 2012. This decrease is tied to lower mortgage loans sold in the three months ended September 30, 2013 from the comparable period in 2012, coupled with lower spreads on the loans sold in 2013. Also contributing to the decline in gain on loan sales is a lower pipeline of mortgage loans originated for sale compared to the three months ended September 30, 2012. This decreased level of loan sales and pipeline of loans originated for sale, along with tighter pricing in the secondary markets resulted in significantly lower gains from loan sales, totaling $0.7 million for the three months ended September 30, 2013 compared to $6.2 million for the comparable period in 2012. Non-interest expense decreased $1.7 million in the three months ended September 30, 2013 from the comparable period in 2012. The decrease is reflective of lower branch staffing costs, reduced loan workout expenses and the Company's continued focus on improving efficiencies through disciplined expense management.
Net interest income increased $3.2 million in the nine months ended September 30, 2013 from the comparable period in 2012. The increase is primarily a result of growth in the Business Banking loans, which has offset the continued decline of consumer loan balances, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $5.0 million in the nine months ended September 30, 2013 from the comparable period in 2012. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. The Business Banking, Residential and Consumer loan portfolios have shown continued improvement in levels of non-performing loans over the past year coupled with improved levels of classified loans. Accruing delinquencies decreased in business banking loans from June 30, 2013. Non-interest income increased $3.3 million in the nine months ended September 30, 2013 from the comparable period in 2012. The increase in non-interest income is related to investment services fees and credit card fee income, which more than offset a decrease in gains from loan sales and deposit fee income from the comparable nine month period in 2012. Non-interest expense decreased $5.5 million in the nine months ended September 30, 2013 from the comparable period in 2012. The decrease is reflective of lower branch staffing costs, reduced loan workout expenses and the Company's continued focus on improving efficiencies through disciplined expense management.
Total loans increased $9.2 million for the period ended September 30, 2013, compared to December 31, 2012. The net increase in loans is related to strong Business Banking growth which offset declines in the residential mortgage and consumer loan portfolios. The decline in residential and consumer based loans is primarily due to a higher percentage of residential mortgage loans originated for sale into the secondary markets and continued prepayments of consumer loans. Loan originations in the three and nine months ended September 30, 2013 were $553.5 million and $1.8 billion, respectively, compared to $557.0 million and $1.6 billion in the three and nine months ended September 30, 2012, respectively. Total mortgage originations for the three and nine months ended September 30, 2013 decreased by $23.9 million and $73.4 million, respectively from the comparable periods in 2012. Consumer loan originations for the three and nine months ended September 30, 2013 increased by $31.6 million and $94.6 million, respectively from the comparable periods in 2012. Business Banking loan originations for the three and nine months ended September 30, 2013 decreased by $11.1 million and $9.3 million, respectively from the comparable periods in 2012.
Total deposits decreased $252.7 million for the period ended September 30, 2013 compared to December 31, 2012 primarily due to due to runoff of maturing certificates of deposit balances.
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
Other Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012(a)	2013	2012(a)
Net interest income	$10,733	$8,526	$30,008	$24,824
Provision (benefit) for loan and lease losses	22	(328)	72	(668)
Net interest income after provision	10,711	8,854	29,936	25,492
Non-interest income	8,083	7,139	24,579	21,553
Non-interest expense	11,913	10,965	37,112	33,193
Income before income taxes	6,881	5,028	17,403	13,852
Income tax expense	1,941	1,520	5,203	4,197
Net income	$4,940	$3,508	$12,200	$9,655
(a) Reclassified to conform to the 2013 presentation.

(In thousands)	At September 30, 2013	At December 31, 2012
Total assets	$326,049	$282,414
Total loans	304,817	259,835
Total deposits	1,669,746	1,454,129
Net interest income increased $2.2 million in the three months ended September 30, 2013 from the comparable period in 2012. Of the $2.2 million increase, $1.9 million was due to HSA deposit growth, account growth and pricing initiatives, and $0.3 million was due to higher loan and deposit balances for Private Banking for the three months ended September 30, 2013. Non-interest income increased $0.9 million in the three months ended September 30, 2013 from the comparable period in 2012. The increase in non-interest income is primarily due to the growth of HSA deposits. Non-interest expense increased $0.9 million in the three months ended September 30, 2013 from the comparable period in 2012, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.
Net interest income increased $5.2 million in the nine months ended September 30, 2013 from the comparable period in 2012. Of the $5.2 million increase, $4.4 million was due to HSA deposit growth, account growth and pricing initiatives, and $0.8 million was due to higher loan and deposit balances for Private Banking for the nine months ended September 30, 2013. Non-interest income increased $3.0 million in the nine months ended September 30, 2013 from the comparable period in 2012. The increase in non-interest income is primarily due to the growth of HSA deposits. Non-interest expense increased $3.9 million in the nine months ended September 30, 2013 from the comparable period in 2012, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.
At September 30, 2013, HSA achieved $2.2 billion in combined HSA Deposits and Linked Brokerage Accounts. Total deposits increased $215.6 million for the period ended September 30, 2013 compared to December 31, 2012, as a result of continued growth in HSA balances. HSA had $521.1 million in linked brokerage accounts at September 30, 2013 compared to $378.7 million at December 31, 2012.
Private Banking total loans increased $45.0 million due to loan growth. Loan originations in the three and nine months ended September 30, 2013 were $44.4 million and $115.1 million, respectively, compared to $19.2 million and $58.2 million in the three and nine months ended September 30, 2012, respectively. Private Banking had approximately $1.85 billion of client assets under management and administration at September 30, 2013 compared to $1.95 billion at December 31, 2012. Adjusting for the sale of a $184.8 million non-strategic asset portfolio during three months ended September 30, 2013, assets under management and administration increased by $77.2 million from December 31, 2012.

Financial Condition
Webster had total assets of $20.6 billion at September 30, 2013 and $20.1 billion at December 31, 2012. Total loans and leases, net, of $12.3 billion, with allowance for loan and lease losses of $157.5 million at September 30, 2013, increased $468.9 million compared to total loans and leases, net, of $11.9 billion, with allowance for loan and lease losses of $177.1 million at December 31, 2012. Total deposits of $15.0 billion at September 30, 2013 increased $468.7 million compared to total deposits of $14.5 billion at December 31, 2012. Non-interest-bearing deposits increased 3.0%, while interest-bearing deposits increased 3.3% during the period. Webster’s loan-to-deposit ratio was 83.19% at September 30, 2013, compared to 82.78% at December 31, 2012 and 81.37% at September 30, 2012.
At September 30, 2013, total shareholders' equity of $2.2 billion increased $74.1 million compared to total shareholders' equity of $2.1 billion at December 31, 2012. Changes in shareholders' equity for the nine months ended September 30, 2013 consisted of an increase for net income of $135.8 million and decreases for dividends of $35.2 million to common shareholders and $8.2 million to preferred shareholders and $26.7 million of other comprehensive loss primarily related to net unrealized losses on securities available for sale. The quarterly cash dividend to common shareholders increased to $0.15 per common share on April 22, 2013 from $0.10 per common share since April 23, 2012. At September 30, 2013, the tangible common equity ratio was 7.37%, compared to 7.37% at September 30, 2012. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.

Investment Securities Portfolio
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as the investment possessing an investment grade rating. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency may establish an individual limit on such investments if the concentration in such investments presents a safety and soundness concern.
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to balance interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held-to-maturity. At September 30, 2013, Webster Bank’s portfolio consisted primarily of agency MBS, agency CMOs and municipal securities in held-to-maturity and agency CMOs, agency MBS, CMBS and CLOs in available for sale. The Company's combined investment securities portfolio totaled $6.4 billion at September 30, 2013 compared to $6.2 billion at December 31, 2012, an increase of $0.2 billion. Available for sale securities increased by $57.6 million, primarily due to new purchases of agency MBS, CMBS and CLO securities. This included an increase of $244 million in floating-rate CLOs, which were purchased to reduce the duration of the portfolio. Held-to-maturity securities increased by $98.5 million, primarily due to the purchases of agency MBS replacing the cash flows received from agency MBS, agency CMOs and municipal securities. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2013 and 2012 was 3.25% and 3.63%, respectively.
The Company held $2.6 billion in investment securities that are in an unrealized loss position at September 30, 2013. Approximately $2.4 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $230 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $93.6 million at September 30, 2013. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more-likely-than-not that it will not have to sell these securities before the recovery of its cost basis. During the nine months ended September 30, 2013, there were no write-downs for other-than-temporary impairments of its available for sale securities. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At September 30, 2013, one available for sale investment security valued at $5.4 million remains in non-accruing status. For additional information on the investment securities portfolio, see Note 2 - Investment Securities in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At September 30, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	868,288	18,537	(1,349)	885,476	—	—	885,476
Agency MBS	1,318,550	9,120	(34,416)	1,293,254	—	—	1,293,254
Agency CMBS	19,988	96	—	20,084	—	—	20,084
CMBS	437,616	29,367	(1,032)	465,951	—	—	465,951
CLOs	333,023	637	(1,126)	332,534	—	—	332,534
Pooled trust preferred securities (1)	36,581	—	(6,617)	29,964	—	—	29,964
Single issuer trust preferred securities	51,311	—	(8,009)	43,302	—	—	43,302
Corporate debt	109,529	4,089	—	113,618	—	—	113,618
Equity securities-financial institutions (2)	6,307	3,082	—	9,389	—	—	9,389
Total available for sale	$3,181,393	$64,928	$(52,549)	$3,193,772	$—	$—	$3,193,772
Held-to-maturity:
Agency CMOs	$368,980	$—	$—	$368,980	$11,590	$(492)	$380,078
Agency MBS	2,095,513	—	—	2,095,513	48,495	(35,832)	2,108,176
Municipal bonds and notes	466,084	—	—	466,084	14,135	(743)	479,476
CMBS	265,727	—	—	265,727	9,272	(4,028)	270,971
Private Label MBS	9,695	—	—	9,695	224	—	9,919
Total held-to-maturity	$3,205,999	$—	$—	$3,205,999	$83,716	$(41,095)	$3,248,620

Total investment securities	$6,387,392	$64,928	$(52,549)	$6,399,771	$83,716	$(41,095)	$6,442,392

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate Debt	111,281	6,918	—	118,199	—	—	118,199
Equity securities-financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	500,369	—	—	500,369	16,643	(8)	517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $9.4 million and $10.5 million of credit related other-than-temporary impairment at September 30, 2013 and December 31, 2012, respectively.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at September 30, 2013 and December 31, 2012.
During the first nine months of 2013, the Federal Reserve maintained the federal funds rate flat, at or below 0.25%, in response to the economic environment. Concerns about slow economic growth and low inflation in the U.S. along with additional monetary policy accommodation by the Federal Reserve with a policy known as Quantitative Easing 3 or ("QE3") kept market yields lower during the nine months ended September 30, 2013. Credit spreads generally tightened as the prospects for a sustained low interest rate environment drove investors to take more credit risk. Market interest rates rose in May and June due to the possible removal of some of the Federal Reserve's QE3 policy earlier than expected with the ten year treasury ending the quarter at 2.62%. This rise in interest rates was generally negative for longer duration investments in the portfolio.
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
Loan and Lease Portfolio
The table below provides the Company's loan and lease portfolio composition:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,301,083	26.5	$3,246,586	26.9
Construction	42,340	0.3	39,359	0.3
Total residential	3,343,423	26.8	3,285,945	27.2
Consumer:
Home equity loans	2,352,258	18.9	2,448,207	20.4
Liquidating portfolio	108,470	0.9	121,875	1.0
Other consumer	55,437	0.4	43,672	0.4
Total consumer	2,516,165	20.2	2,613,754	21.8
Commercial:
Commercial non-mortgage	2,583,520	20.7	2,409,816	20.0
Asset-based loans	613,456	4.9	505,425	4.2
Total commercial	3,196,976	25.6	2,915,241	24.2
Commercial real estate:
Commercial real estate	2,800,814	22.4	2,644,229	22.0
Commercial construction	161,605	1.3	114,309	1.0
Residential development	24,593	0.2	27,761	0.2
Total commercial real estate	2,987,012	23.9	2,786,299	23.2
Equipment financing loans and leases	421,207	3.4	414,783	3.4
Net unamortized premiums	5,615	—	6,254	0.1
Net deferred costs	7,567	0.1	6,420	0.1
Total loans and leases	$12,477,965	100.0	$12,028,696	100.0
Accrued interest receivable	36,512		35,360
Total recorded investment in loans and leases	$12,514,477		$12,064,056

Total residential loans were $3.3 billion at September 30, 2013, an increase of $57.5 million from December 31, 2012. The increase in the residential portfolio reflects originations, primarily jumbo and conventional adjustable rate mortgages, outpacing loan payoffs and payments during the nine months ended September 30, 2013. In line with balance sheet strategies since the second half of 2012, originations of conventional fixed rate products are more frequently sold into the secondary markets.

Total consumer loans were $2.5 billion at September 30, 2013, a decrease of $97.6 million from December 31, 2012. The decrease is primarily due to high levels of loan prepayments outpacing loan originations and line advances in the continuing portfolio and a reduction of $13.4 million in the liquidating consumer portfolio as a result of payoff and payments coupled with charge-offs taken during the nine months ended September 30, 2013.
Total commercial loans were $3.2 billion at September 30, 2013, an increase of $281.7 million from December 31, 2012. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $1.0 billion in commercial non-mortgage for the nine months ended September 30, 2013. Asset-based loans increased $108.0 million from December 31, 2012, reflective of $149.2 million in originations during the nine months ended September 30, 2013.
Commercial real estate loans were $3.0 billion at September 30, 2013, an increase of $200.7 million from December 31, 2012 as a result of the impact of fundings on existing lines and new originations of $662.9 million during the nine months ended September 30, 2013.
Equipment financing loans and leases were $421.2 million at September 30, 2013, an increase of $6.4 million from December 31, 2012. The increase primarily reflects originations of $161.4 million for the nine months ended September 30, 2013 outpacing payments and payoffs.
Commercial Loans with Interest Reserves
At September 30, 2013 and December 31, 2012, there were 17 and 12, respectively, construction-related loans employing bank-funded interest reserves. Such reserves are established at the time of loan origination. The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral. The loans had outstanding balances of $90.6 million and $50.8 million at September 30, 2013 and December 31, 2012, respectively. Contractually committed interest reserves for this loan type totaled $3.1 million and $5.0 million at September 30, 2013 and December 31, 2012, respectively. All of the 17 loans are performing under the original terms as of September 30, 2013.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. A project is subject to on-site inspections, as provided for in the loan agreement, throughout the life of the project. Inspections and reviews are performed upon a request for funding, which typically occurs every four to eight weeks. If there is a monetary loan default, the Company will likely cease any interest accrual. At September 30, 2013 and December 31, 2012, there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.
Asset Quality
Management strives to maintain asset quality within established risk tolerance levels through its underwriting standards, servicing and management of loans and leases. Non-performing assets, loan and lease delinquency and credit loss levels are considered to be key measures of asset quality.
The key asset quality ratios that management monitors are as follows:

	At September 30, 2013	At December 31, 2012
Non-performing loans and leases as a percentage of total loans and leases	1.42%	1.62%
Non-performing assets as a percentage of:
Total assets	0.90%	0.98%
Total loans and leases plus OREO	1.49%	1.65%
Net charge-offs as a percentage of average loans and leases (1)	0.48%	0.68%
Allowance for loan and lease losses as a percentage of total loans and leases	1.26%	1.47%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	88.73%	90.93%
Ratio of allowance for loan and lease losses to net charge-offs (1)	2.68x	2.28x
(1) Calculated for the September 30, 2013 period based on year to date net charge-offs, annualized.

Non-performing Assets
The following table provides additional information regarding Webster's lending-related non-performing assets:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans and leases:
Residential:
1-4 family	$85,718	2.60	$94,723	2.90
Construction	381	0.90	817	2.08
Total residential	86,099	2.58	95,540	2.91
Consumer:
Home equity loans	45,408	1.93	49,402	2.02
Liquidating portfolio - home equity loans	6,517	6.01	8,133	6.67
Other consumer	179	0.32	135	0.31
Total consumer	52,104	2.07	57,670	2.21
Commercial:
Commercial non-mortgage	17,471	0.68	17,538	0.73
Commercial real estate:
Commercial real estate	15,850	0.57	15,634	0.59
Commercial construction	49	0.03	49	0.04
Residential development	4,316	17.6	5,043	18.2
Total commercial real estate	20,215	0.68	20,726	0.74
Equipment financing loans and leases	1,669	0.40	3,325	0.80
Total non-performing loans and leases (3)	$177,558	1.42	$194,799	1.62
Deferred costs and unamortized premiums	320		351
Total recorded investment in non-performing loans and leases	$177,878		$195,150

Total non-performing loans and leases (3)	$177,558		$194,799
Foreclosed and repossessed assets:
Residential and consumer	4,087		2,659
Commercial	3,921		723
Total foreclosed and repossessed assets	$8,008		$3,382
Total non-performing assets (4)	$185,566		$198,181

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $110.8 million at September 30, 2013 and $115.5 million at December 31, 2012.

(4)	Excludes one non-accrual available for sale security of $5.4 million at September 30, 2013 and $3.1 million at December 31, 2012.
Webster’s policy is that residential and consumer loans 90 or more days past due are placed on non-accrual status. Residential and consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and placed on non-accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on the Company's non-accrual policy.

Interest on non-accrual loans at September 30, 2013 and 2012 that would have been recorded as additional interest income for the three and nine months ended September 30, 2013 and 2012 had the loans been current in accordance with their original terms approximated $3.5 million and $10.9 million and $4.7 million and $10.6 million, respectively.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2013	2012
Non-performing loans and leases, beginning of period	$194,799	$188,079
Additions	118,215	160,565
Paydowns/draws on existing non-performing loans and leases, net	(80,973)	(104,016)
Charge-offs	(44,496)	(76,600)
Other reductions	(9,987)	(5,416)
Non-performing loans and leases, end of period (1)	$177,558	$162,612

(1)
Included in non-performing loans and leases, end of period, as of September 30, 2013 are $50.5 million of consumer and residential loans where the borrowers' obligations have been discharged in bankruptcy. These loans are reported in accordance with a recent regulatory interpretation of GAAP, which requires a loan discharged under Chapter 7 bankruptcy during the quarter and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

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
Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2013 and December 31, 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.

At September 30, 2013, there were 1,850 impaired loans and leases with a recorded investment balance of $383.0 million, which included loans and leases of $242.6 million with an impairment allowance of $23.3 million. There were loans and leases of $248.5 million measured using the present value of expected cash flows and $134.5 million measured using the fair value of associated collateral. Approximately 34.6% of the $134.5 million of the collateral dependent loans and leases at September 30, 2013 relied on current third-party appraisals to assist in measuring impairment. At December 31, 2012, there were 1,932 impaired loans and leases with a recorded investment balance of $414.3 million, which included loans and leases of $261.1 million with an impairment allowance of $27.4 million. There were loans and leases of $293.7 million measured using the present value of expected cash flows and $120.6 million measured using the fair value of associated collateral. Approximately 35.6% of the $120.6 million of the collateral dependent loans and leases at December 31, 2012 relied on current third-party appraisals to assist in measuring impairment.
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
The following tables provide detail of TDR balance and activity:

(In thousands)	At September 30, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$260,786	$288,578
Non-accrual status	110,888	115,583
Total recorded investment of TDRs	$371,674	$404,161

Accruing TDRs performing under modified terms more than one year	60.1%	60.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$23,153	$27,317
Additional funds committed to borrowers in TDR status (1)	8,171	3,263

	Nine months ended September 30,
(In thousands)	2013	2012
TDRs, beginning of period	$404,161	$444,312
Additions (2)	39,782	101,481
Paydowns/draws on existing TDRs, net	(53,414)	(30,245)
Charge-offs post modification	(17,273)	(33,756)
Loan sales	—	(15,105)
Other reductions (3)	(1,582)	(14,224)
TDRs, end of period	$371,674	$452,463

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

(2)
Included in additions for the nine months ended September 30, 2013 and 2012 are $5.8 million and $39.6 million, respectively, of consumer and residential loans where the borrowers' obligations have been discharged in bankruptcy. These loans are reported in accordance with a recent regulatory interpretation of GAAP which requires a loan discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be considered a TDR, regardless of delinquency status.

(3)	Other reductions include change in TDR status and transfers to OREO.
See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table sets forth information regarding over 30-day delinquent loans and leases:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$20,803	0.63	$24,826	0.76
Construction	—	—	356	0.91
Consumer:
Home equity loans	15,465	0.66	24,344	0.99
Liquidating portfolio - home equity loans	2,726	2.51	3,588	2.94
Other consumer	501	0.90	516	1.18
Commercial:
Commercial non-mortgage	2,982	0.09	2,769	0.11
Commercial real estate:
Commercial real estate	547	0.02	14,710	0.56
Equipment financing loans and leases	455	0.11	1,926	0.46
Total loans and leases past due 30-89 days	43,479	0.35	73,035	0.61
Past due 90 days or more accruing:
Commercial non-mortgage	4,200	0.13	346	0.01
Commercial real estate	611	0.02	891	0.03
Total loans and leases past due 90 days and accruing	4,811		1,237
Total loans and leases over 30 days delinquent	$48,290		$74,272
Deferred costs and unamortized premiums	131		214
Accrued interest	624		887
Total recorded investment over 30 day delinquent loans	$49,045		$75,373

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Past due loans were $48.3 million at September 30, 2013, a decrease of $26.0 million from December 31, 2012. The decrease was primarily driven by enhancements to Webster's consumer collection process along with some seasonality for consumer loans and the payoff of one commercial real estate loan.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Probable losses are estimated based upon quarterly reviews of the loan and lease portfolios, which include historic default and loss experience, specific problem loans or leases, risk rating profiles, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Webster’s Credit Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management.
Management considers the adequacy of the ALLL a critical accounting policy. The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in Webster’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALLL is adequate as of September 30, 2013, actual results may prove different and the differences could be significant.
Webster’s methodology for assessing the appropriateness of the ALLL includes several key elements. Problem loans and leases are analyzed for specific reserves and segregated from the portfolio. The remaining loans and leases are segmented into pools with similar type and risk characteristics. Historic portfolio performance metrics are analyzed to support the segmentation and used in the loss estimation process. Analysis of metrics includes risk ratings, historic delinquency trends, defaults and net loss trend information.
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
The table below provides an allocation of the allowance for loan and lease losses by loan type:

	At September 30, 2013		At December 31, 2012		At September 30, 2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$24,303	0.73	$29,474	0.90	$30,264	0.92
Consumer	43,288	1.71	54,254	2.06	63,992	2.40
Commercial	44,811	1.41	46,566	1.60	44,367	1.62
Commercial real estate	30,539	1.02	30,834	1.11	29,838	1.14
Equipment financing	3,604	0.85	4,001	0.95	4,878	1.21
Unallocated	11,000	—	12,000	—	12,750	—
Total ALLL	$157,545	1.26	$177,129	1.47	$186,089	1.59
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

At September 30, 2013, the allowance for loan and lease losses was $157.5 million, or 1.26% of the total loan and lease portfolio, and 88.73% of total non-performing loans and leases. This compares with an allowance of $177.1 million, or 1.47% of the total loan and lease portfolio, and 90.93% of total non-performing loans and leases at December 31, 2012. Net charge-offs for the three and nine months ended September 30, 2013 were $14.4 million and $44.1 million, respectively, consisting of $3.6 million and $8.0 million, respectively, in net charges for residential loans, $4.6 million and $18.3 million, respectively, in net charges for consumer loans, $2.8 million and $10.7 million, respectively, in net charges for commercial loans, $4.0 million and $9.4 million, respectively, in net charges for commercial real estate loans, and net recoveries of $0.7 million and $2.3 million, respectively, for equipment financing loans and leases. Net charge-offs decreased by $3.3 million and $17.3 million during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease in net charge-off activity reflects lower levels of losses offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three and nine months ended September 30, 2013. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.
The reserve associated with loans and leases individually evaluated for impairment at September 30, 2013, decreased $4.1 million and $7.6 million compared to December 31, 2012 and September 30, 2012, respectively. The reduction in the reserve is primarily due to the resolution of larger commercial credits through payoff or sale, offset by the addition of new commercial impaired loans.
As of September 30, 2013, the reserve allocated to the residential loan portfolio decreased $5.2 million and $6.0 million compared to December 31, 2012 and September 30, 2012, respectively. The decrease is due to the decrease in delinquent and non-performing loans and leases as well as a decrease in estimated forward-looking losses and reduced impairment levels on modified loans.
The reserve allocated to the consumer portfolio at September 30, 2013, decreased $11.0 million and $20.7 million compared to December 31, 2012 and September 30, 2012, respectively. The decrease is due to a reduction in the consumer loan balances and improved delinquency and non-accrual trends, while the forward-looking loss projection continues to decline. The general reserve excludes loans classified as TDRs.
The reserve allocated to the commercial portfolio at September 30, 2013, decreased $1.8 million and increased $0.4 million compared to December 31, 2012 and September 30, 2012, respectively. The decrease is due to improved risk profile driven primarily by loan growth, and improved classified and non-accrual trends due to payoffs and upgrades.
The reserve allocated to the commercial real estate portfolio at September 30, 2013, decreased $0.3 million and increased $0.7 million compared to December 31, 2012 and September 30, 2012, respectively. The decrease is due to the decline in classified loans due to payoffs, which improved the risk profile as well as the estimated potential loss at September 30, 2013 compared to September 30, 2012.
As of September 30, 2013, the reserve allocated to the equipment financing portfolio decreased $0.4 million and $1.3 million compared to December 31, 2012 and September 30, 2012, respectively. The decrease is based on lower outstanding balances as well as improved credit metrics. There were reductions in delinquency, non-accrual and classified loans and leases during 2013.
The unallocated portion of the ALLL represents general valuation allowances that are not allocated to a specific loan or lease portfolio. The unallocated portion of the ALLL at September 30, 2013, decreased $1.0 million and $1.8 million compared to December 31, 2012 and September 30, 2012, respectively. The reduction is primarily due to improvement in the Company’s monitoring and risk rating process combined with improved commercial and consumer related economic factors during the periods.

Detail of activity in the Company's allowance for credit losses follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$163,442	$198,757	$177,129	$233,487
Provision	8,500	5,000	24,500	14,000
Charge-offs:
Residential	(3,800)	(3,262)	(8,848)	(10,329)
Consumer	(5,827)	(9,234)	(23,565)	(30,634)
Commercial	(3,245)	(8,642)	(13,740)	(29,312)
Commercial real estate	(4,069)	(2,655)	(10,339)	(9,569)
Equipment financing	(10)	(187)	(101)	(986)
Total charge-offs	(16,951)	(23,980)	(56,593)	(80,830)
Recoveries:
Residential	152	353	842	630
Consumer	1,188	1,249	5,271	6,005
Commercial	426	1,297	3,083	4,775
Commercial real estate	105	302	898	1,448
Equipment financing	683	3,111	2,415	6,574
Total recoveries	2,554	6,312	12,509	19,432
Net charge-offs	(14,397)	(17,668)	(44,084)	(61,398)
Ending balance	$157,545	$186,089	$157,545	$186,089

Reserve for unfunded credit commitments:
Beginning balance	$4,593	$5,463	$5,662	$5,449
Provision	64	—	64	259
Benefit	—	(267)	(1,069)	(512)
Ending balance	$4,657	$5,196	$4,657	$5,196

A summary of net charge-offs to average outstanding loans and leases by category follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net charge-offs (1)
Residential	0.44%	0.35%	0.32%	0.39%
Consumer	0.73	1.19	0.95	1.21
Commercial	0.36	1.11	0.47	1.29
Commercial real estate	0.55	0.37	0.45	0.44
Equipment financing	(0.65)	(2.89)	(0.76)	(1.73)
Total net charge-offs to total average loans and leases	0.47%	0.61%	0.48%	0.72%
(1) Calculated based on period to date net charge-offs, annualized.

Sources of Funds
The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs are deposits. Additional sources of funds are from Federal Home Loan Bank of Boston ("FHLB") advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and check card use, direct deposit, ACH payments, combined statements, automated mobile banking services, Internet-based banking, bank by mail as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 169 banking centers within our primary market area.
Webster manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $15.0 billion at September 30, 2013 compared to $14.5 billion at December 31, 2012 and $14.4 billion at September 30, 2012. Deposits have continued to increase, most significantly within the money market and health savings account classifications. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $108.2 million of FHLB capital stock on September 30, 2013 and $104.9 million on December 31, 2012 for its membership and for outstanding advances and other extensions of credit. The FHLB most recently declared a cash dividend equal to an annual yield of 0.38% on July 25, 2013.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At September 30, 2013, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings
Total borrowed funds were $3.2 billion at September 30, 2013 and December 31, 2012. Borrowings represented 15.5% and 16.1% of total assets at September 30, 2013 and December 31, 2012, respectively, and 16.5% of total assets at September 30, 2012. See Note 7 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 8 - Federal Home Loan Bank Advances and Note 9 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.

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

Holding Company Liquidity:
Webster’s primary sources of liquidity at the holding company level are dividends from Webster Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2012 Form 10-K. At September 30, 2013, there were $125.6 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid the holding company $70.0 million in dividends during the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, a total of 17,032 shares of common stock were repurchased at a cost of approximately $409.3 thousand. All of the repurchased shares were acquired to fund employee compensation plans.
Webster Bank Liquidity:
Webster Bank's primary source of funding is deposits, consisting of demand, checking, savings, health savings accounts, money market accounts and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a gross loan to total deposit ratio of 83.19% at September 30, 2013.
At September 30, 2013 and December 31, 2012, FHLB advances totaled $1.6 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion and $0.5 billion at September 30, 2013 and December 31, 2012, respectively. Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.7 billion and $0.5 billion at September 30, 2013 and December 31, 2012, respectively. In addition, unpledged securities of $3.3 billion could have been used to increase borrowing capacity, either by $2.3 billion at the FHLB or by $2.8 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at September 30, 2013.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, may vary from institution to institution depending on such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements at September 30, 2013.
Applicable OCC regulations require Webster Bank to satisfy certain minimum leverage and risk-based capital requirements, as a commercial bank. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At September 30, 2013, Webster Bank was in full compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the nine months ended September 30, 2013, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100, 200 and 300 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of September 30, 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Asset sensitivity is defined as earnings or net economic value increasing compared to a base scenario when interest rates rise and decreasing when interest rates fall. In other words, assets are more sensitive to changing interest rates than liabilities and therefore re-price faster. Likewise, liability sensitivity is defined as earnings or net economic value decreasing compared to a base scenario when interest rates rise and increasing when interest rates fall.
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
Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, mortgage servicing rights, cash management fees and derivative mark-to-market adjustments.
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
Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counter party to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting September 30, 2013 and December 31, 2012, might have on Webster’s net interest income ("NII") for the subsequent twelve month period.

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2013	N/A	N/A	0.1%	0.5%
December 31, 2012	N/A	N/A	0.3%	1.1%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting September 30, 2013 and December 31, 2012, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2013	N/A	N/A	(0.4)%	0.2%
December 31, 2012	N/A	N/A	(0.3)%	0.3%
Interest rates are assumed to change up or down in a parallel fashion and net income results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario, as of both September 30, 2013 and December 31, 2012, assumed a federal funds rate of 0.25%. NII results are less positive since year end due to a reduction in forecast prepayment speeds in the residential loan and mortgage backed securities portfolios from higher market interest rates partially offset by replacing fixed with floating rate investments. PPNR was essentially unchanged from year end due to an increase in interest rate futures contracts in 2013 which added asset sensitivity through fee income. As the federal funds rate was at 0.25% on September 30, 2013, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures and options positions to minimize the price volatility of certain assets held as trading securities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting September 30, 2013 and December 31, 2012.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2013	N/A	N/A	(1.2)%	(2.2)%	(2.9)%	(1.4)%	1.4%	2.8%
December 31, 2012	N/A	N/A	(1.2)%	(2.2)%	(4.0)%	(2.0)%	2.0%	3.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2013 and December 31, 2012.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2013	N/A	N/A	(2.2)%	(4.0)%	(4.8)%	(2.1)%	2.1%	4.6%
December 31, 2012	N/A	N/A	(2.2)%	(4.4)%	(7.4)%	(3.4)%	2.7%	5.4%

The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact to earnings of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately while certain deposit rate changes take more time.
The change in NII and PPNR at risk to the long end of the yield curve moving up and down is due primarily to lower forecasted residential mortgage and mortgage-backed securities prepayment speeds from higher market interest rates. Sensitivity to the short end of the yield curve was little changed for both NII and PPNR. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities and off-balance sheet contracts at September 30, 2013 and December 31, 2012, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
September 30, 2013
Assets	$20,609,554	$20,401,779	N/A	$(519,155)
Liabilities	18,441,895	17,919,698	N/A	(361,992)
Total	$2,167,659	$2,482,081	N/A	$(157,163)
Net change as % base net economic value				(6.3)%
December 31, 2012
Assets	$20,146,765	$20,154,666	N/A	$(352,358)
Liabilities	18,053,235	17,912,452	N/A	(424,867)
Total	$2,093,530	$2,242,214	N/A	$72,509
Net change as % base net economic value				3.2%

Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments it can also be thought of as the weighted-average expected time to receive future cash flows. For floating rate instruments it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have durations as short as one day and therefore have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was 0.3 years at September 30, 2013. At December 31, 2012, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to asset duration increasing from 1.6 years to 2.4 years driven primarily by lower forecast residential loan and MBS prepayment speeds and liability duration declining from 2.5 years to 2.1 years driven primarily by deposit mix change and an increase in short term borrowings.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2013 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2013, there were no material changes to the risk factors as previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser” during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
July 1-31, 2013	3,887	$24.22	—	$—	—	50,000,000
August 1-31, 2013	4,702	27.00	—	—	—	50,000,000
September 1-30, 2013	826	23.60	—	—	—	50,000,000
Total	9,415	$25.55	—	$—	—	50,000,000

(1)
The Company’s current stock repurchase program, which was reconfigured on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded or terminated. All 9,415 shares repurchased during the three months ended September 30, 2013 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

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

4.1
Deposit Agreement, dated as December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depository, and the Holders of Depository Receipts (filed as Exhibit 4.1 to the Company's Current Report on Form 8-A filed with the SEC on December 4, 2012 and incorporated herein by reference).

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 5, 2013	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: November 5, 2013	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2013	By:	/S/ GREGORY S. MADAR
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

4.1
Deposit Agreement, dated as December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depository, and the Holders of Depository Receipts (filed as Exhibit 4.1 to the Company's Current Report on Form 8-A filed with the SEC on December 4, 2012 and incorporated herein by reference).

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