Form 10-K
period 2013-12-31
WEBSTER FINANCIAL CORP
filed 2014-02-28
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013
Commission File Number: 001-31486
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $2.3 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 28, 2013, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of January 31, 2014 was 90,368,684.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2014.

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
Company Overview
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster”, the “Company”, our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At December 31, 2013, Webster Financial Corporation’s principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster had assets of $20.9 billion and shareholders' equity of $2.2 billion at December 31, 2013. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS”.
Webster, through Webster Bank and non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from Westchester County, NY to Boston, MA. Webster provides commercial, small business, and consumer banking, mortgage lending, financial planning, and trust and investment services through 169 banking centers, 309 ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster Bank provides health savings account trustee and administrative services on a nationwide basis through its HSA Bank division and its Internet website (www.hsabank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending.
The core of our company's value proposition is the service quality model that we refer to as the “Type W Personality”, which promises knowledgeable and reliable relationship-based bankers who know their markets and make decisions at the local level. The Company operates with a local market orientation as a community focused, values guided regional bank. Operating objectives include acquiring and developing customer relationships through marketing, onboarding, and cross-sale efforts to fuel organic growth and expanding contiguously. The Company has strategically reconfigured its approach to community banking with the goal of focusing primarily on customer preferences rather than product sets. This process brought together our consumer banking services and products, including deposits, investment services, consumer finance, and distribution planning under the umbrella of the Community Bank.
In 2013, we focused on improving the customer experience by aligning Webster’s delivery channels and capital investment with our customers' shifting preference to utilize electronic and mobile channels to transact more of their banking business. This strategic decision to significantly increase investment in our distribution infrastructure is in response to meeting customers' high expectations for access to convenience while lowering our service delivery costs. In 2012, the Company completed a year-long investment in technology to upgrade its ATMs by implementing customized settings, touch screens, and speech capabilities, in order to provide a best-in-class experience for customers. All 309 ATMs across the four state footprint are now personalized, simpler, faster, and more convenient. Also, for its 261 deposit-taking ATMs, the Company implemented envelope-free and image capture enhancements. As a result of these investments, deposit transactions at self-service channels have increased 33% since 2012 and routine transactions in banking centers have declined 11%.
The Company upgraded its mobile and online banking capabilities during 2013, introducing a completely redesigned online banking experience and adding key features to mobile banking such as Mobile Deposit Capture in the second half of the year. This mobile deposit service has experienced rapid adoption, processing over 85,000 deposits in its first six months. We believe that the shift to electronic infrastructure provides customers with more convenience while giving banking center personnel greater opportunity to build broader, deeper relationships with customers across all lines of business.
Along with mobile and online banking upgrades, Webster invested in high opportunity markets with new banking center locations such as in Greenwich and Storrs, CT as well as upgrading some existing locations to state-of-the-art banking centers with open, welcoming formats, teller automation capabilities and digital displays and tablets that highlight Webster's products and services.
In 2013, a focused shift from transaction-based to relationship-based banking was evident as Webster's overall growth was driven by an increased focus on the customer experience, product enhancements, and an expanded sales force. Webster's Universal Banker training program was completed in 2013. Under this program, branch bankers are trained to assist customers with a wider variety of banking matters and are more focused on financial advisory activities as transactions continue to migrate to Webster's electronic and mobile delivery channels. The success of the continued focus on relationship-based banking is evident in our 2013 Business

Banking results. Business Banking recorded year-over-year loan growth of 7%, to $1.1 billion. Transaction deposit balances also had year-over-year growth of 4.5% to $1.3 billion, or 75% of total deposits. Additionally, during 2013, Personal Banking increased the loan originator sales force, with an emphasis on jumbo mortgages as a key to building relationships. As a result, Personal Banking loan originations, excluding loans held for sale, were $1.3 billion for the year ended December 31, 2013, a 6.3% increase from the prior year. The increase in loan originations was a direct result of Webster's strategic decision to grow the residential and consumer loan origination platform with an approach that leverages banking centers, the call center, and self-sourced production. The year-over-year increase in originations ran counter to the industry, which saw originations shrink as a result of higher interest rates and regulatory constrictions. The increase in home lending was attributable to all products for both first mortgage and home equity loans. The relationship sales model resulted in significant cross-selling across business lines with nearly 45% of all mortgage clients being referred to other business lines resulting in a 50% increase year-over-year in expanded relationships. Originations of loans held for sale were $687.1 million, a 9.5% decrease from prior year.
The Commercial Bank, which includes middle market, commercial real estate, equipment financing, asset-based lending, and treasury and payment solutions, also grew, generating $2.4 billion in loan originations during the year ended December 31, 2013, a 5.9% increase from the prior year. For 2013, the Commercial Bank grew loans and transaction account balances by 11.7% and 19.8% respectively.  The solid year-over-year growth reflects a number of strategic initiatives leveraging a relationship-based community model.  Specifically Webster deploys local decision making through Regional Presidents and capitalizes on the expertise of its Relationship Managers to offer a compelling value proposition to customers and prospects.  Webster has successfully deployed this model throughout the footprint, most recently expanding to Metro New York where the team has been highly successful at attracting and developing critical market facing talent. The Treasury and Payment Solutions group complements the relationship-based banking offered by the Commercial Bank by combining the cash management services and featuring automated capabilities designed to effectively meet customers’ cash management needs.
The Private Bank continued its momentum while making significant investments for future growth. During 2013, Private Bank deposits grew 11.7%, loans increased by 32.4%, and assets under management, adjusted to reflect the sale of a non-strategic portfolio during the third quarter, increased by 16.5%. The Company also recruited experienced senior leadership talent in the areas of investment management, fiduciary services, and relationship management; developed and implemented an enhanced portfolio management offering; and opened a Private Banking facility in Greenwich, CT.
HSA Bank experienced a 20.8% increase in deposit balances and a 21.4% increase in accounts from the prior year. This growth was primarily driven by increased penetration into larger employer groups and direct relationships with health insurance carriers. New accounts per employer group increased by more than 30%, while new accounts from direct carrier relationships increased by more than 36%. This steady growth is a reflection of a loyal customer base, along with the overall success of HSAs in the insurance and benefits marketplace. In 2014, HSA Bank will focus on delivering an enhanced product offering with cutting edge technology to optimize distribution channels and drive future revenue growth.
Segments
Webster’s operations are managed along three reportable segments that represent its core businesses: Commercial Banking, Community Banking, and Other. Community Banking consists of the Personal Banking and Business Banking operating segments. Other consists of HSA Bank and the Private Banking operating segments. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served, and reflect how discrete financial information is currently evaluated. A description of each of the Company’s segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and financial results for each of the Company’s segments are included in Note 21 - Segment Reporting in the Notes to Consolidated Financial Statements included elsewhere within this report.
Competition
Webster is subject to strong competition from banks and other financial institutions, including savings and loan associations, finance companies, credit unions, consumer finance companies, and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and continued bank regulatory reforms.
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services, and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. The primary factors in competing for commercial and business loans are interest rates, loan origination fees, the quality and range of lending services, and personalized service. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks, and insurance companies. Factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the mortgage markets.
Supervision and Regulation
Webster, Webster Bank, and certain of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance funds, consumers, and the banking system as a whole, and not necessarily investors in bank holding companies such as Webster.
Set forth below is a description of the significant elements of the laws and regulations applicable to Webster and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Also, such statutes, regulations, and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to Webster and its subsidiaries could have a material effect on the results of the Company.
Regulatory Agencies
Webster is a legal entity separate and distinct from Webster Bank and its other subsidiaries. As a bank holding company and a financial holding company, Webster is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination, and supervision by the Federal Reserve Board ("FRB"). Webster is also under the jurisdiction of the United States Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster's common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “WBS” and is subject to the rules of the NYSE for listed companies.
Webster Bank is organized as a national banking association under the National Bank Act. It is subject to broad regulation and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary supervisory agency, as well as by the Federal Deposit Insurance Corporation (“FDIC”). As noted below, on July 21, 2011, supervision of compliance with federal consumer financial protection laws for Webster and Webster Bank was transferred to the Bureau of Consumer Financial Protection (“CFPB”). Webster and Webster Bank may also be subject to increased scrutiny and enforcement efforts by state attorneys general in regard to state consumer protection laws. Webster Bank's deposits are insured by the FDIC, subject to FDIC guidelines.
The Company's non-bank subsidiary is also subject to regulation by the FRB and other federal and state agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.
Bank Holding Company Regulation
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries, and the holding company must be “well capitalized” and “well managed,” as defined in the FRB's Regulation Y, and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.”
In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act ("CRA"). See the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item.

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
The BHC Act, the federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of 5% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA, (see the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item), and the effectiveness of the subject organizations in combating money laundering activities.
Regulatory Reforms
The past three years have resulted in a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complicated, and comprehensive legislation that impacts practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including BHCs and banks such as Webster and Webster Bank, by, among other things:

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most BHCs, savings and loan holding companies, and systemically important nonbank financial companies;

•
centralizing responsibility for consumer financial protection by creating a new independent agency, the CFPB, with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws;

•
requiring any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards;

•	providing for the implementation of certain corporate governance provisions for all public companies concerning executive compensation;

•
increasing the FDIC’s deposit insurance limits permanently to $250,000 per depositor, per insured bank, for each account ownership category and changing the assessment base as well as increasing the reserve ratio for the Deposit Insurance Fund (“DIF”) to ensure the future strength of the DIF; and

•	reforming regulation of credit rating agencies.
Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the applicable federal banking agencies. Webster will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB, and the requirements of the enhanced supervision provisions, among others. Certain provisions of the Dodd-Frank Act applicable to Webster are discussed herein.
In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, including Webster and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. We are still in the process of assessing the impacts of these complex New Capital Rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the phase-in period and on a fully phased-in basis.
In December 2011, the FRB issued a notice of proposed rulemaking on enhanced prudential requirements required by the Dodd-Frank Act. Although most of the enhanced prudential requirements only apply to bank holding companies with more than $50 billion in assets, the proposed rule, as directed by the Dodd-Frank Act, contains certain requirements that apply to bank holding companies with more than $10 billion in assets, including an annual company-run stress test requirement and a requirement to use a risk committee of the Company's board of directors for enterprise-wide risk management practices. Webster meets these requirements.
In October 2012, the FDIC, the OCC, and the FRB issued separate but similar Dodd-Frank Act-mandated final rules requiring covered banks and bank holding companies with more than $10 billion in total consolidated assets to conduct annual company-run stress tests. The final rules require banks with between $10 billion and $50 billion in assets to begin conducting annual stress tests starting with October 2013. A final rule has yet to be issued establishing risk committee requirements.
In June 2011, the FRB approved a final debit card interchange rule pursuant to the Dodd-Frank Act that would cap an issuer's base fee at 21 cents per transaction and allow an additional amount equal to 5 basis points of the transaction's value. The FRB separately issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures. The FRB also adopted requirements in the final rule that issuers include two unaffiliated networks for routing debit transactions.
In April 2013, the SEC and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Act. These provisions amended Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved on April 25, 2013 by its Board of Directors, to address these requirements.
In December 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities, such as Webster, to engage in proprietary trading or to own, sponsor, or have certain relationships with hedge funds or private equity funds, so-called “Covered Funds.” The final rule definition of Covered Funds includes certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2015.
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
Dividends
The principal source of Webster's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. At December 31, 2013, there was $153.8 million of undistributed net income available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $90.0 million in dividends during the year ended December 31, 2013.
In addition, Webster and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate banking agency authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Federal Reserve System
FRB regulations require depository institutions to maintain reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. Webster Bank's required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. FRB regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts which are exempt up to $13.3 million. Transaction accounts greater than $13.3 million up to $89.0 million have a reserve requirement of 3%, and those greater than $89.0 million have a reserve requirement of $2.271 million plus 10% of the amount over $89.0 million. The FRB generally makes annual adjustments to the tiered reserves. Webster Bank is in compliance with these requirements.
As a member of the Federal Reserve System, the Bank is required to hold capital stock of the Federal Reserve Bank of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements with a total investment in Federal Reserve Bank of Boston stock of $50.7 million at December 31, 2013. Additionally, Webster Bank received $3.0 million in dividends from the Federal Reserve Bank of Boston in 2013.
Federal Home Loan Bank System
The Federal Home Loan Bank System provides a central credit facility for member institutions. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). Webster Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year up to a maximum of $25.0 million. Webster Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances (borrowings), depending on the maturities of the advances. Webster Bank was in compliance with these requirements with a total investment in FHLB stock of $108.2 million, and had approximately $2.1 billion in FHLB advances, at December 31, 2013. Additionally, Webster Bank received $0.4 million in dividends from the FHLB in 2013.
Source of Strength Doctrine
FRB policy, now codified under the Dodd-Frank Act, requires bank holding companies to act as a source of financial strength to their subsidiary banks. As a result, Webster is expected to commit resources to support Webster Bank, including at times when Webster may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The Federal bankruptcy code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
In addition, under the National Bank Act, if the capital stock of Webster Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Webster. If the assessment is not paid within three months, the OCC could order a sale of the Webster Bank stock held by Webster to make good the deficiency.
Capital Adequacy and Prompt Corrective Action
The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including Webster, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to Webster will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. generally accepted accounting principles ("GAAP") are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of Webster’s periodic regulatory reports in 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as Webster, that had $15 billion or more in total consolidated assets as of December 31, 2009.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.
The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
Management believes that Webster will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized.
Transactions with Affiliates & Insiders
Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.
Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
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
On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA, and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014.
In addition, federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of "opt out" or "opt in" authorizations. Pursuant to the Gramm-Leach-Bliley Act ("GLBA") and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Deposit Insurance
Substantially all of the deposits of Webster Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.
In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call

Report had been extended from October 1, 2011 to April 1, 2012. On October 9, 2012, the FDIC finalized the definitions of "higher-risk" consumer and C&I loans and securities used under Large Bank Pricing ("LBP") of deposit insurance assessments adopted February 25, 2011 for banks with $10 billion or more of assets. The final rule, among other things, renames leveraged loans “higher-risk C&I loans and securities”; renames subprime consumer loans “higher-risk consumer loans”; clarifies when an asset must be identified as higher risk; and clarifies the way securitizations are identified as higher risk.
The Bank's FDIC deposit insurance assessment expenses totaled $21.1 million, $22.7 million, and $20.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Webster's management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.
Incentive Compensation
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules requiring the reporting of incentive-based compensation and prohibiting excessive incentive-based compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. In April 2011, the FRB, along with other federal banking supervisors, issued a joint notice of proposed rulemaking implementing those requirements. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters, and any other significant matter. At the 2011 Annual Meeting of Shareholders, Webster's shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Webster annually. As a result of the vote, the Board of Directors determined to hold the vote annually.
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
USA PATRIOT Act
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Other Legislative Initiatives
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.
Risk Management Framework
Webster applies an integrated, forward-looking Enterprise Risk Management ("ERM") approach to identifying, assessing and managing risks across the Company. The ERM framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs, and processes in place to support informed decision making and anticipate risks before they materialize and to ensure that Webster's risk profile remains consistent with its risk strategy and risk appetite. Webster's risk appetite framework consists of a risk appetite statement supported by board and business-level scorecards for monitoring Webster's risk positions relative to its established risk appetite.
The Risk Committee of the Board of Directors, comprised of independent directors, oversees all Webster's risk-related matters and provides input and guidance as appropriate. Webster's Enterprise Risk Management Committee (“ERMC”), which reports directly to the Risk Committee of the Board, is chaired by Webster's Chief Risk Officer and is comprised of members of Webster's Executive Management Committee and Senior Risk Officers who oversee risk management activities.
The Chief Risk Officer is responsible for oversight of the Company's ERM framework, which includes but is not limited to credit risk, operational risk management, compliance programs, loan workout and recovery activities, and risk policy for administration. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity, and capital risk management activities.
Credit Risk
Webster Bank manages and controls risk in its loan and investment portfolios through established underwriting practices, adherence to standards, and utilization of various portfolio and transaction monitoring tools and processes. Credit policies and underwriting guidelines provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper identification, rationale, and disclosure of policy exceptions.
Credit Risk Management policies and transaction approvals are managed under the supervision of the Chief Credit Officer, who reports to the Chief Risk Officer, and are independent of the loan production and Treasury areas. The independent credit risk function oversees the underwriting, approval, and portfolio management process; establishes and ensures adherence to credit policies; and manages the collections and problem asset resolution activities.
As part of the Credit Risk Management process, there is a Credit Risk Management Committee ("CRMC") that meets regularly to review key credit risk topics, issues, and policies. Included in the CRMC is a review of Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The CRMC is chaired by the Chief Credit Officer and includes of a group of senior managers responsible for lending as well as senior managers from the Credit

Risk Management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC, and the Risk Committee of the Board of Directors.
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
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Accordingly, Webster's interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO's primary goal is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within Board of Director approved risk appetite limits. ALCO is chaired by Webster's Corporate Treasurer who, as a Senior Risk Officer, regularly reports ALCO findings to the ERMC, the Risk Committee of the Board, and the Board of Directors.
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
The Company requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from Webster Bank, income from investment securities, the issuance of equity, and debt in the capital markets.
Both Webster Bank and the Company maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with ERMC, the Risk Committee of the Board, and the Board of Directors.
Capital Risk
Webster needs to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management targets and recommends capital conservation, generation, and/or deployment strategies to the Risk Committee of the Board and the Board of Directors. ALCO also has responsibility for the annual capital plan, contingency planning, and stress testing, which are all reviewed and approved by the Risk Committee of the Board and the Board of Directors at least annually.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. It includes the risks stemming from failure to comply with applicable laws and regulations and associated risks of harm to consumers, reputational damage due to lapse in compliance with industry ethical standards and governance norms, and the lack of required risk identification or mitigation pertaining to business processes and utilized systems of operation.
The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Specific programs and functions have been established to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, models, and new products and services.
Webster has established an Operational Risk Management Committee ("ORMC"), which consists of Senior Risk Officers and senior managers responsible for operational risk management to periodically review the aforementioned programs, key operational risk trends, concerns, and mitigation best practices. The ORMC is co-chaired by the Chief Risk Officer and Director of Operating Risk Management, who is responsible for overseeing Webster's operational risk management framework.

Internal Audit
Internal Audit provides an independent and objective assessment of the design and execution of internal controls for all major business units and operations throughout Webster, including our management systems, risk governance, and policies and procedures. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.
Results of Internal Audit reviews are reported to management and the Audit Committee of the Board. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports directly to the Audit Committee and administratively to the Chief Executive Officer. The appointment or replacement of the General Auditor is overseen by the Audit Committee.
Additional information on risks and uncertainties and additional factors that could affect the results anticipated in these forward-looking statements or from historical performance can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2013 and in other reports filed by Webster with the SEC.
Subsidiaries of Webster Financial Corporation
Webster’s direct subsidiaries as of December 31, 2013 included Webster Bank, Fleming, Perry & Cox, Inc., and Webster Licensing, LLC. Webster also owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued and may in the future issue trust preferred securities.
Webster Bank's direct subsidiaries include Webster Mortgage Investment Corporation, Webster Business Credit Corporation (“WBCC”), and Webster Capital Finance, Inc. (“WCF”). Webster Bank is the primary source of community banking activity within the consolidated group. Webster Bank provides banking services through 169 banking offices, 309 ATMs, telephone banking, mobile banking, and its Internet websites. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential real estate and commercial mortgage real estate loans transferred from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients within the region from Westchester County, NY to Boston, MA. WBCC provides asset-based lending services. WCF provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated group.
Employees
At December 31, 2013, Webster had 2,744 employees, including 2,663 full-time and 81 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) retirement savings plan. Management considers relations with its employees to be good. See Note 19 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information on certain benefit programs.
Available Information
Webster makes available free of charge on its websites (www.websterbank.com or www.wbst.com) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. Information on Webster’s website is not incorporated by reference into this report.

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

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise;

•	we face increased regulation of our industry, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities; and

•	we may be required to pay significantly higher FDIC deposit insurance premiums.
Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, increases capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It requires bank holding companies with assets greater than $500 million to be subject to minimum leverage and risk-based capital requirements and phases out the ability of such bank holding companies to count certain securities, such as trust preferred securities, as Tier 1 capital. Regulations implementing certain provisions of the

Dodd-Frank Act increase minimum levels of required capital, narrow the definition of capital, place greater emphasis on common equity, and modify risk weights for various asset classes for purposes of calculating capital ratios.
In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. We cannot be certain when final rules affecting us will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
On December 10, 2013 Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or to invest in, sponsor or have certain relationships with hedge funds or private equity funds, which include certain investments such as CLO and CDO securities in our available for sale portfolio. As a result, we currently expect we will be required to divest such investments in accordance with the conformance period defined in the final regulations. This requirement to divest has resulted in impairments on such assets, and could result in future impairments if the fair value of Covered Funds declines further. See the “Investment Securities Portfolio” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, including for the largest entities (which currently does not include us) making regular reports about those activities to regulators. We are continuing to evaluate the final regulations and further guidance from the regulators regarding compliance with the Volcker Rule.
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.
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
To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Any such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital. See Note 3 - Investment Securities in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information.

Our allowance for loan and lease losses may be insufficient.
Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, declines in housing activity including declines in building permits, housing starts and home prices, may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. We may suffer higher loan and lease losses as a result of these factors and the resulting impact on our borrowers. Recent economic uncertainty continues to affect employment levels and impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need, depending on an analysis of the adequacy of the allowance for loan and lease losses, additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.
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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Regulations also impose restrictions and/or provide regulatory relief on the basis of asset size providing a potential advantage to smaller banking entities. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we, as well as better pricing for those products and services.

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
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require the Company to record charges in the future related to the impairment of the Company’s goodwill. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs. If we were to conclude that a future write-down of goodwill is necessary, the Company would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations. See Note 7 - Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further information.
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
From time to time, we may implement new lines of business, offer new products and services within existing lines of business or shift our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services and/or shifting asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 2. PROPERTIES
The Company's headquarters is located in Waterbury, CT. This facility, which is owned by the Company, houses the Company's executive and primary administrative offices, as well as the principal banking headquarters of Webster Bank.
At December 31, 2013, Webster Bank had 169 banking centers, as follows:

	Leased	Owned	Total
Connecticut	78	48	126
Massachusetts	9	13	22
Rhode Island	9	4	13
New York	8	—	8
Total Banking Centers	104	65	169
Lease expiration dates range from 1 to 74 years with renewal options of 2 to 50 years. For additional information regarding leases and rental payments, see Note 22 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included elsewhere within this report.
The following subsidiaries and divisions maintain the following offices: Webster Private Banking is headquartered in Stamford, Connecticut with offices in Hartford, Connecticut; New Haven, Connecticut; Waterbury, Connecticut; Greenwich, Connecticut; White Plains, New York; and Providence, Rhode Island. Webster Capital Finance is headquartered in Kensington, Connecticut. Webster Business Credit Corporation is headquartered in New York, New York with offices in Boston, Massachusetts; Radnor, Pennsylvania; and Newtown, Connecticut. HSA Bank is headquartered in Sheboygan, Wisconsin with an office in Milwaukee, Wisconsin.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster's common shares trade on the New York Stock Exchange under the symbol “WBS”.
The following table sets forth, for each quarter of 2013 and 2012, the high and low intra-day sales prices per share of Webster's common stock and the cash dividends declared per share:

2013	High	Low	Cash Dividends Declared
Fourth quarter	$31.32	$24.64	$0.15
Third quarter	28.29	24.53	0.15
Second quarter	25.92	22.04	0.15
First quarter	24.67	20.81	0.10

2012	High	Low	Cash Dividends Declared
Fourth quarter	$24.46	$19.71	$0.10
Third quarter	24.98	19.43	0.10
Second quarter	23.11	18.88	0.10
First quarter	23.94	20.15	0.05
On January 28, 2014, Webster’s Board of Directors declared a quarterly dividend of $0.15 per share.
On January 31, 2014, the closing market price of Webster common stock was $30.34; there were 7,390 shareholders of record as determined by Computershare, the Company’s transfer agent and registrar; and there were 90,368,684 common shares outstanding.
Dividends
A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank. The Bank paid the Company $90.0 million in dividends during the year ended December 31, 2013.
The Bank’s ability to make dividend payments to the Company is subject to certain regulatory and other requirements. Under OCC regulations, subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the Bank may declare a dividend, without prior regulatory approval, limited to net income for the current year-to-date as of the declaration date, plus undistributed net income from the preceding two years. At December 31, 2013, Webster Bank was in compliance with all applicable minimum capital requirements, and there was $153.8 million of undistributed net income available for the payment of dividends by the Bank to the Company.
Under the regulations, the OCC may grant specific approval permitting divergence from the requirements, and also has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. In addition, the payment of dividends is subject to certain other restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt.
If the capital of Webster is diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the “Supervision and Regulation” section contained elsewhere within this report for additional information on dividends.

Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.

Recent Sale of Unregistered Securities
No unregistered securities were sold by Webster during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
October 1-31, 2013	9,363	$26.54	$50,000,000
November 1-30, 2013	—	—	50,000,000
December 1-31, 2013	424	29.52	50,000,000
Total	9,787	$26.67	$50,000,000

(1)
The Company's current stock repurchase program, which was announced on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded or terminated. As of December 31, 2013, there was $50 million of repurchase authority remaining. All 9,787 shares repurchased during the three months ended December 31, 2013 were repurchased outside of the repurchase program in the open market to fund equity compensation plans.

Performance Graph
The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”), and the Keefe, Bruyette & Woods Regional Banking Index (“KRX”). KRX is used as the industry index because Webster believes it provides a better comparison and more appropriate benchmark against which to measure stock performance.
Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2008.
Comparison of Five Year Cumulative Total Return Among Webster, S&P 500 Index, KRX

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Webster Financial Corporation	$100	$87	$144	$150	$154	$239
S&P 500 Index	$100	$126	$145	$149	$172	$228
KRX	$100	$78	$94	$89	$101	$148

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
BALANCE SHEETS
Total assets	$20,852,999	$20,146,765	$18,714,340	$18,033,881	$17,737,070
Loans and leases, net	12,547,203	11,851,567	10,991,917	10,696,532	10,692,253
Investment securities	6,465,652	6,243,689	5,848,491	5,486,229	4,784,912
Goodwill and other intangible assets, net	535,238	540,157	545,577	551,164	556,752
Deposits	14,854,420	14,530,835	13,656,025	13,608,785	13,632,127
Borrowings	3,612,448	3,238,048	2,969,904	2,442,319	1,989,916
Total equity	2,209,188	2,093,530	1,845,774	1,778,879	1,955,907
STATEMENTS OF INCOME
Interest income	$687,640	$693,502	$699,723	$708,647	$746,090
Interest expense	90,912	114,594	135,955	171,376	250,704
Net interest income	596,728	578,908	563,768	537,271	495,386
Provision for loan and lease losses	33,500	21,500	22,500	115,000	303,000
Other non-interest income	197,615	189,411	175,018	185,270	226,682
Net impairment losses on securities recognized in earnings	(7,277)	—	—	(5,838)	(28,477)
Net unrealized (loss) gain on securities classified as trading	—	—	(1,799)	12,045	—
Net gain (loss) on sale of investment securities	712	3,347	3,823	9,748	(13,810)
Non-interest expense	498,059	501,804	510,976	538,974	507,394
Income (loss) from continuing operations before income tax expense (benefit)	256,219	248,362	207,334	84,522	(130,613)
Income tax expense (benefit)	76,670	74,665	57,951	12,358	(53,424)
Income (loss) from continuing operations	179,549	173,697	149,383	72,164	(77,189)
Income from discontinued operations, net of tax	—	—	1,995	94	302
Less: Net (loss) income attributable to non controlling interests	—	—	(1)	3	22
Preferred stock dividends	(10,803)	(2,460)	(3,286)	(18,086)	(32,863)
Accretion of preferred stock discount and gain on extinguishment	—	—	—	(6,830)	23,243
Net income (loss) available to common shareholders	$168,746	$171,237	$148,093	$47,339	$(86,529)
Per Share Data
Weighted-average common shares—diluted	90,261	91,649	91,688	82,172	63,916
Net income (loss) per common share from continuing operations—basic	$1.90	$1.96	$1.67	$0.60	$(1.43)
Net income (loss) per common share—basic	1.90	1.96	1.69	0.60	(1.42)
Net income (loss) per common share from continuing operations—diluted	1.86	1.86	1.59	0.57	(2.17)
Net income (loss) per common share—diluted	1.86	1.86	1.61	0.57	(2.16)
Dividends declared per common share	0.55	0.35	0.16	0.04	0.04
Book value per common share	22.77	22.75	20.74	19.97	19.43
Tangible book value per common share	16.85	16.42	14.51	13.64	12.33
Key Performance Ratios
Return on average assets (1)	0.89%	0.90%	0.84%	0.40%	(0.44)%
Return on average common shareholders’ equity	8.45	8.97	8.19	3.05	(6.40)
Return on average tangible common shareholders' equity	11.77	12.80	12.04	5.11	(10.48)
Net interest margin	3.26	3.32	3.47	3.36	3.14
Efficiency ratio	60.36	62.78	65.13	66.73	66.10
Tangible common equity ratio	7.49	7.15	7.00	6.80	5.63
Non-interest income as a percentage of total revenue	24.25	24.98	23.90	27.25	27.13
Average shareholders’ equity to average assets	10.61	10.06	10.16	10.47	10.68
Dividend payout ratio	28.95	17.86	9.47	6.67	(2.82)
Asset Quality Ratios
Allowance for loan and lease losses as a percentage of loans and leases	1.20%	1.47%	2.08%	2.92%	3.09%
Net charge-offs as a percentage of average loans and leases	0.47	0.68	1.00	1.23	1.68
Non-performing loans and leases as a percentage of loans and leases	1.28	1.62	1.68	2.48	3.38
Non-performing assets as a percentage of loans and leases plus OREO	1.35	1.65	1.72	2.73	3.63
(1) Calculated based on net income before preferred dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and the Notes thereto included elsewhere within this report (collectively, the “Consolidated Financial Statements”).
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (ii) volatility and disruption in national and international financial markets; (iii) government intervention in the U.S. financial system; (iv) changes in the level of non-performing assets and charge-offs; (v) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (vi) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (vii) inflation, interest rate, securities market and monetary fluctuations; (viii) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (ix) changes in consumer spending, borrowings and savings habits; (x) technological changes and cyber-security matters; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among banks, financial holding companies and other financial services providers; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (xv) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (xvi) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it pursuant to is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Financial Performance
During 2013, the Company achieved several goals as part of its overall strategy to operate more effectively in a changing regulatory environment. The Company's operating efficiency continued to improve as evidenced by a decrease of 242 basis points in the efficiency ratio, low cost deposits were at record highs, total loan growth continued, credit quality steadily improved, and capital ratios remained strong.
Income from continuing operations, before income tax expense and preferred stock dividends, was $256.2 million for the year ended December 31, 2013, an increase of $7.8 million from $248.4 million for the year ended December 31, 2012. The primary factors which led to this increase are outlined below:
The factors positively impacting income from continuing operations include:

•	interest expense decreased $23.7 million;

•	wealth and investment service fees increased $5.3 million;

•	loan related fees increased $3.8 million;

•	non-interest expense decreased $3.7 million; and

•	deposit service fees increased $2.3 million.

The factors negatively impacting income from continuing operations include:

•	provision for loan and lease losses increased $12.0 million;

•	impairment loss recognized in earnings of $7.3 million in 2013 for investment securities;

•	income from mortgage banking activities decreased $6.7 million; and

•	interest income decreased $5.9 million.
The impact of the items outlined above, and the effect from income taxes of $76.7 million and $74.7 million, and preferred stock dividends of $10.8 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively, resulted in net income available to common shareholders of $168.7 million for the year ended December 31, 2013 compared to $171.2 million for the year ended December 31, 2012. Diluted net income available to common shareholders was $1.86 per share for both periods.
Net interest income increased $17.8 million to $596.7 million for the year ended December 31, 2013. Average total interest-earning assets increased by $829.7 million, while the average yield declined by 22 basis points in 2013 compared to 2012. Average total interest-bearing liabilities increased $739.8 million, while the average cost of borrowings declined by 16 basis points in 2013 compared to 2012.
Credit quality improved as evidenced by improvement in asset quality ratios. Net charge-offs to average loans and leases decreased from 0.68% at December 31, 2012 to 0.47% at December 31, 2013, and non-performing loans to total loans, leases and other real estate owned decreased from 1.65% at December 31, 2012 to 1.35% at December 31, 2013. The continued improvement in credit quality in 2013 resulted in a reduction in total past due and non-accrual loans at December 31, 2013 compared to December 31, 2012.
The Company's capital position remains strong, the total risk-based capital ratio was 14.2% at December 31, 2013, well above the requirement of 10.0% to be considered "well capitalized".
On April 22, 2013, the Company increased its quarterly cash dividend to common shareholders to $0.15 per common share, from $0.10 per common share.

Table 1: Selected financial highlights:

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Statements of Income:
Net interest income	$596,728	$578,908	$563,768
Provision for loan and lease losses	33,500	21,500	22,500
Total non-interest income	191,050	192,758	177,042
Total non-interest expense	498,059	501,804	510,976
Income from continuing operations	179,549	173,697	149,383
Income from discontinued operations, net of tax	—	—	1,995
Net loss attributable to noncontrolling interests	—	—	(1)
Net income attributable to Webster Financial Corporation	179,549	173,697	151,379
Net income available to common shareholders	168,746	171,237	148,093
Per Share Data:
Weighted-average common shares - diluted (1)	90,261	91,649	91,688
Net income from continuing operations per common share - diluted	$1.86	$1.86	$1.59
Net income available to common shareholders per common share - diluted	1.86	1.86	1.61
Dividends declared per common share	0.55	0.35	0.16
Dividends declared per Series A preferred share	85.00	85.00	85.00
Dividends declared per Series E preferred share	1,648.89	—	—
Dividends declared per subsidiary preferred share	—	—	0.83
Book value per common share	22.77	22.75	20.74
Tangible book value per common share (3)	16.85	16.42	14.51
Selected Ratios:
Return on average assets (2)	0.89%	0.90%	0.84%
Return on average common shareholders' equity	8.45	8.97	8.19
Return on average tangible common shareholders' equity (3)	11.77	12.80	12.04
Net interest margin	3.26	3.32	3.47
Efficiency ratio (3)	60.36	62.78	65.13
Tangible common equity ratio (3)	7.49	7.15	7.00
Tier 1 common equity to risk-weighted assets (3)	11.43	10.78	11.08

(1)
For the years ended December 31, 2013, 2012, and 2011, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

(2)	Based on net income before preferred dividend.

(3)	The Company evaluates its business based on certain ratios that utilize tangible equity and Tier 1 common equity, which are non-GAAP financial measures.
The efficiency ratio, which measures the costs expended to generate a dollar of revenue, is calculated excluding foreclosed property expense, amortization of intangibles, gain or loss on securities, and other non-recurring items. Accordingly, this is also a non-GAAP financial measure.
The Company believes the use of these and other non-GAAP financial measures provides additional clarity in assessing the results of the Company. Other companies may define or calculate supplemental financial data differently.

See the following reconciliations of the non-GAAP financial measures with financial measures defined by GAAP at or for the years ended December 31, 2013, 2012, and 2011:

(Dollars and shares in thousands, except per share data)
	At December 31,
	2013	2012	2011
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,209,188	$2,093,530	$1,845,774
Less: Preferred equity (GAAP)	151,649	151,649	28,939
Goodwill and other intangible assets (GAAP)	535,238	540,157	545,577
Tangible common equity (non-GAAP)	$1,522,301	$1,401,724	$1,271,258
Common shares outstanding	90,367	85,341	87,600
Tangible book value per common share (non-GAAP)	$16.85	$16.42	$14.51

	For the years ended December 31,
	2013	2012	2011
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$168,746	$171,237	$148,093
Intangible assets amortization, tax-affected at 35% (GAAP)	3,197	3,523	3,632
Net income adjusted for amortization of intangibles (non-GAAP)	$171,943	$174,760	$151,725
Average shareholders' equity (non-GAAP)	$2,149,713	$1,946,580	$1,846,158
Less: Average preferred stock (non-GAAP)	151,649	38,335	28,942
Average non controlling interests (non-GAAP)	—	—	9,119
Average goodwill and other intangible assets (non-GAAP)	537,650	542,782	548,340
Average tangible common equity (non-GAAP)	$1,460,414	$1,365,463	$1,259,757
Return on average tangible common shareholders' equity (non-GAAP)	11.77%	12.80%	12.04%

	For the years ended December 31,
	2013	2012	2011
Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$498,059	$501,804	$510,976
Less: Foreclosed property expense (GAAP)	1,338	1,028	3,050
Intangible assets amortization (GAAP)	4,919	5,420	5,588
Other expense (non-GAAP)	4,354	3,762	11,075
Non-interest expense (non-GAAP)	$487,448	$491,594	$491,263
Net interest income (GAAP)	$596,728	$578,908	$563,768
Add back: FTE adjustment (non-GAAP)	13,221	14,751	15,497
Non-interest income (GAAP)	191,050	192,758	177,042
Less: Net gain on sale of investment securities (GAAP)	712	3,347	2,024
Impairment loss recognized in earnings (GAAP)	(7,277)	—	—
Income (non-GAAP)	$807,564	$783,070	$754,283
Efficiency ratio (non-GAAP)	60.36%	62.78%	65.13%

(Dollars in thousands)
	At December 31,
	2013	2012	2011
Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,209,188	$2,093,530	$1,845,774
Less: Preferred stock (GAAP)	151,649	151,649	28,939
Goodwill and other intangible assets (GAAP)	535,238	540,157	545,577
Tangible common shareholders' equity (non-GAAP)	$1,522,301	$1,401,724	$1,271,258
Total Assets (GAAP)	$20,852,999	$20,146,765	$18,714,340
Less: Goodwill and other intangible assets (GAAP)	535,238	540,157	545,577
Tangible assets (non-GAAP)	$20,317,761	$19,606,608	$18,168,763
Tangible common equity ratio (non-GAAP)	7.49%	7.15%	7.00%

	At December 31,
	2013	2012	2011
Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,209,188	$2,093,530	$1,845,774
Less: Preferred equity (GAAP)	151,649	151,649	28,939
Goodwill and other intangible assets (GAAP)	535,238	540,157	545,577
Add back: Accumulated other comprehensive loss (GAAP)	(48,549)	(32,266)	(60,204)
DTL related to goodwill and other intangibles (regulatory)	10,145	11,380	7,725
Tier 1 common equity (regulatory)	$1,580,995	$1,445,370	$1,339,187
Risk-weighted assets (regulatory)	$13,827,533	$13,409,363	$12,087,718
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.43%	10.78%	11.08%

The following table summarizes the Company's daily average balances, interest, and average yields on Webster's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.
Table 2: Three-year average balance sheet and net interest margin:

	Years ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans	$12,235,821	$490,985	4.01%	$11,525,233	$485,666	4.21%	$11,054,100	$486,883	4.40%
Securities (2)	6,268,889	204,287	3.28	6,100,219	216,513	3.58	5,407,867	223,568	4.16
Federal Home Loan and Federal Reserve Bank stock	158,233	3,437	2.17	143,074	3,508	2.45	143,874	3,318	2.31
Interest-bearing deposits	21,800	84	0.39	77,265	141	0.18	112,232	216	0.19
Loans held for sale	63,870	2,068	3.24	73,156	2,425	3.31	28,144	1,235	4.39
Total interest-earning assets	18,748,613	$700,861	3.74%	17,918,947	$708,253	3.96%	16,746,217	$715,220	4.28%
Noninterest-earning assets	1,513,906			1,427,824			1,335,374
Total assets	$20,262,519			$19,346,771			$18,081,591

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$2,939,324			$2,638,025			$2,278,419
Savings, checking & money market deposits	9,511,386	$18,376	0.19%	8,824,581	$21,061	0.24%	8,534,333	$33,747	0.40%
Time deposits	2,357,321	28,206	1.20	2,703,414	38,525	1.43	3,031,835	47,061	1.55
Total deposits	14,808,031	46,582	0.31	14,166,020	59,586	0.42	13,844,587	80,808	0.58

Securities sold under agreements to repurchase and other borrowings	1,228,002	20,800	1.69	1,207,623	21,034	1.74	1,053,323	16,173	1.54
Federal Home Loan Bank advances	1,652,471	16,229	0.98	1,389,999	16,943	1.22	569,987	14,352	2.52
Long-term debt	233,850	7,301	3.12	418,896	17,031	4.07	565,331	24,622	4.36
Total borrowings	3,114,323	44,330	1.42	3,016,518	55,008	1.82	2,188,641	55,147	2.52
Total interest-bearing liabilities	17,922,354	$90,912	0.51%	17,182,538	$114,594	0.67%	16,033,228	$135,955	0.85%
Noninterest-bearing liabilities	190,452			217,653			202,205
Total liabilities	18,112,806			17,400,191			16,235,433

Noncontrolling interests	—			—			9,119

Preferred Stock	151,649			38,335			28,942
Common shareholders' equity	1,998,064			1,908,245			1,808,097
Webster Financial Corp. shareholders' equity	2,149,713			1,946,580			1,837,039
Total liabilities and equity	$20,262,519			$19,346,771			$18,081,591
Tax-equivalent net interest income		609,949			593,659			579,265
Less: tax-equivalent adjustments		(13,221)			(14,751)			(15,497)
Net interest income		$596,728			$578,908			$563,768
Net interest margin			3.26%			3.32%			3.47%

(1)	On a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.7% of total revenue for the year ended December 31, 2013. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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
Table 3: Net interest income - rate/volume analysis (not presented on a tax-equivalent basis).

	Years ended December 31, 2013 vs. 2012 Increase (decrease) due to			Years ended December 31, 2012 vs. 2011 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(23,819)	$29,138	$5,319	$(21,523)	$20,306	$(1,217)
Loans held for sale	(55)	(302)	(357)	(366)	1,556	1,190
Investments	(15,118)	4,294	(10,824)	(29,265)	23,071	(6,194)
Total interest income	$(38,992)	$33,130	$(5,862)	$(51,154)	$44,933	$(6,221)
Interest on interest-bearing liabilities:
Deposits	$(15,601)	$2,597	$(13,004)	$(23,058)	$1,836	$(21,222)
Borrowings	(12,411)	1,733	(10,678)	(17,668)	17,529	(139)
Total interest expense	$(28,012)	$4,330	$(23,682)	$(40,726)	$19,365	$(21,361)
Net change in net interest income	$(10,980)	$28,800	$17,820	$(10,428)	$25,568	$15,140
Net interest income totaled $596.7 million for the year ended December 31, 2013 compared to $578.9 million for the year ended December 31, 2012, an increase of $17.8 million. The increase in net interest income during the year ended December 31, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets for the year ended December 31, 2013 increased $829.7 million from the year ended December 31, 2012. The net interest margin decreased 6 basis points to 3.26% during the year ended December 31, 2013 from 3.32% during the year ended December 31, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost of interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 22 basis points to 3.74 during the year ended December 31, 2013 from 3.96% during the year ended December 31, 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans increased $710.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The loan portfolio yield decreased 20 basis points to 4.01% for the year ended December 31, 2013 and comprised 65.3% of the average interest-earning assets at December 31, 2013, compared to the loan portfolio yield of 4.21% for the year ended December 31, 2012 which comprised 64.3% of the average interest-earning assets at December 31, 2012. The decrease in the yield on the average loan portfolio is due to the repayment of higher yielding loans and the origination of lower yielding loans in a low interest rate environment.
Average securities increased $168.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The yield on investment securities decreased 30 basis points to 3.28% for the year ended December 31, 2013 and comprised 33.4% of average interest-earning assets at December 31, 2013, compared to the yield on investment securities of 3.58% for the year ended December 31, 2012, which comprised 34.0% of the average interest-earning assets at December 31, 2012. The decrease in the yield on securities is due to principal repayments and lower reinvestment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in a protracted low rate environment.
Average total deposits increased $642.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is due to a $301.3 million increase in non-interest bearing deposits and a $340.7 million increase in interest-bearing deposits. The average cost of deposits decreased 11 basis points to 0.31% for the year ended December 31, 2013 from 0.42% for the year ended December 31, 2012. The decrease in the average cost of deposits is the result of rate adjustments on certain deposit products and product mix changes as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased from 23.5% for the year ended December 31, 2012 to 19.9% for the year ended December 31, 2013.
Average total borrowings increased $97.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is due to a $262.5 million increase in average Federal Home Loan Bank ("FHLB") advances, a $20.4 million increase in average securities sold under agreements to repurchase and other borrowings, partially offset by decreases of $185.0 million in average long-term debt. The increase in FHLB advances is due to the replacement of long-term funding with short-term, lower cost. The decrease in average long-term debt is due to the repayment of all the $102.6 million outstanding principal amount of Subordinated Notes on January 15, 2013, and, to a lesser extent, the redemption of $136.1 million of Capital Trust Securities on July 18, 2012.
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At December 31, 2013, the allowance for loan and lease losses totaled $152.6 million, or 1.20% of loans and leases, compared to $177.1 million, or 1.47% of loans and leases, at December 31, 2012.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the general economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. For the year ended December 31, 2013, total net charge-offs were $58.1 million compared to $77.9 million for the year ended December 31, 2012.
The provision for loan and lease losses was $33.5 million for the year ended December 31, 2013 an increase of $12.0 million compared to the year ended December 31, 2012. The increase in the provision includes an increased provision for the commercial real estate portfolio and a reduction in net benefit for the commercial portfolio offset by reduced provisions in the consumer and residential portfolios.
See the "Loans and Leases" through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
Total non-interest income was $191.1 million for the year ended December 31, 2013, a decrease of $1.7 million from the year ended December 31, 2012. The decrease for the year ended December 31, 2013 is primarily attributable to an impairment loss recognized in earnings, plus declines in mortgage banking activities and gain on sale of investment securities, partially offset by increases in wealth and investment services, cash surrender value of life insurance policies, loan related fees, and deposit service fees.
Table 4: Non-interest income comparison of 2013 to 2012.

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	Amount	Percent
Non-Interest Income:
Deposit service fees	$98,968	$96,633	$2,335	2.4%
Loan related fees	21,860	18,043	3,817	21.2
Wealth and investment services	34,771	29,515	5,256	17.8
Mortgage banking activities	16,359	23,037	(6,678)	(29.0)
Increase in cash surrender value of life insurance policies	13,770	11,254	2,516	22.4
Net gain on sale of investment securities	712	3,347	(2,635)	(78.7)
Impairment loss recognized in earnings	(7,277)	—	(7,277)	(100.0)
Other income	11,887	10,929	958	8.8
Total non-interest income	$191,050	$192,758	$(1,708)	(0.9)%
Deposit Service Fees. Deposit service fees were $99.0 million for the year ended December 31, 2013, an increase of $2.3 million from the comparable period in 2012 due to an increase in check card interchange fees and monthly service charges primarily related to health savings accounts, and cash management fee growth attributable to the cross sell of new products to existing customers as well as new sales to core commercial government and business banking. The increase is slightly offset by a decline in fees from overdraft activities.
Loan Related Fees. Loan related fees were $21.9 million for the year ended December 31, 2013, an increase of $3.8 million from the comparable period in 2012 primarily due to an increase in loan service fee income, origination fee income, and prepayment penalties.
Wealth and Investment Services. Wealth and investment services income was $34.8 million for the year ended December 31, 2013, an increase of $5.3 million from the comparable period in 2012 primarily due to an increase in income from the Webster Investment Services unit as well as an increase in trust fees from private banking activities. Webster Investment Services income has increased as a result of continued account growth and strong incremental production.
Mortgage Banking Activities. Mortgage banking activities net revenue was $16.4 million for the year ended December 31, 2013, a decrease of $6.7 million from the comparable period in 2012. The decrease is primarily related to a rise in interest rates beginning late in the second quarter of 2013 which contributed to lower volumes of settlements of, and spreads on, loans sold, as well as a lower pipeline of loan applications to be funded. Loans originated for sale were $687.1 million in 2013 compared to $759.1 million in 2012, due in part to an increase in mortgage interest rates.
Increase in Cash Surrender Value of Life Insurance Policies. The increase in cash surrender value of life insurance polices was $13.8 million for the year ended December 31, 2013, an increase of $2.5 million from the comparable period in 2012, due primarily to realizing a full year of earnings on $100 million of additional purchases of life insurance policies in September 2012.
Impairment Loss Recognized in Earnings. The impairment loss recognized in earnings of $7.3 million for the year ended December 31, 2013 represents an other-than-temporary impairment loss on certain CLO and CDO investment securities that are subject to the Volcker Rule.
Other. Other non-interest income was $11.9 million and $10.9 million for the years ended December 31, 2013 and 2012, respectively. The increase of $1.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to mark-to-market adjustments on treasury derivatives related to client swap activity and fair value adjustments to the Company's alternative investments having a more favorable impact in 2013 compared to 2012.

Non-Interest Expense
Total non-interest expense was $498.1 million for the year ended December 31, 2013, a decrease of $3.7 million from the year ended December 31, 2012. The decrease for the year ended December 31, 2013 is primarily attributable to reductions in technology and equipment, professional and outside services, deposit insurance, occupancy, and marketing.
Table 5: Non-interest expense comparison of 2013 to 2012.

	Years ended December 31,		Increase (decrease)
	2013	2012	Amount	Percent
(Dollars in thousands)
Non-Interest Expense:
Compensation and benefits	$264,835	$264,101	$734	0.3%
Occupancy	48,794	50,131	(1,337)	(2.7)
Technology and equipment	60,326	62,210	(1,884)	(3.0)
Intangible assets amortization	4,919	5,420	(501)	(9.2)
Marketing	15,502	16,827	(1,325)	(7.9)
Professional and outside services	9,532	11,348	(1,816)	(16.0)
Deposit insurance	21,114	22,749	(1,635)	(7.2)
Other expense	73,037	69,018	4,019	5.8
Total non-interest expense	$498,059	$501,804	$(3,745)	(0.7)%
Compensation and Benefits. Compensation and benefits expense was $264.8 million for the year ended December 31, 2013 an increase of $0.7 million from the comparable period in 2012. The increase is attributable to additional expense from deferred compensation programs, largely in connection with Webster's share price increase throughout the year, as well as increases in commission expense driven by higher sales of HSA accounts and an increase in investment services sales. The increase was slightly offset by declines in other incentive related and pension expense.
Occupancy. Occupancy expense was $48.8 million for the year ended December 31, 2013, a decrease of $1.3 million from the comparable period in 2012, due to lower depreciation and occupancy related maintenance costs.
Technology and Equipment. Technology and equipment expense was $60.3 million for the year ended December 31, 2013, a decrease of $1.9 million from the comparable period in 2012. The decrease is primarily due to a reduction in depreciation.
Marketing. Marketing expense was $15.5 million for the year ended December 31, 2013, a decrease of $1.3 million from the comparable period in 2012, primarily due to utilizing more cost effective marketing channels.
Professional and outside services. Professional and outside service expense was $9.5 million for the year ended December 31, 2013, a decrease of $1.8 million from the comparable period in 2012, primarily due to lower consulting fees.
Deposit Insurance. Deposit insurance was $21.1 million for the year ended December 31, 2013, a decrease of $1.6 million from the comparable period in 2012. The reduction of underperforming assets supported by an increase in Tier 1 capital during 2013, compared to 2012 levels, resulted in a decrease to the FDIC insurance expense.
Other. Other non-interest expense was $73.0 million for the year ended December 31, 2013, an increase of $4.0 million from the comparable period in 2012, primarily attributable to an increase in check card expenses, service contract costs, and lower net gains from the sale of OREO properties. The increase was slightly offset by a decrease in loan workout costs as asset quality improved.
Income Taxes
Webster recognized income tax expense of $76.7 million in 2013 and $74.7 million in 2012. The effective tax rates were 29.9% and 30.1%, respectively. The decrease in the effective rate principally reflects the benefit recognized in the three months ended September 30, 2013 related to the correction of an immaterial error applicable to prior periods, partially offset by increased state tax expense.
As discussed above and disclosed in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report, in the three months ended September 30, 2013, the Company recognized a $1.7 million benefit to correct an error applicable to income taxes in prior periods. The error related to the November 2008 to December 2010 period when provisions for non deductible executive compensation associated with the U.S. Treasury's Capital Purchase Program were applicable to Webster and unintentionally overstated. The correction of the error had the effect of reducing the Company's effective tax rate by 0.7 percentage points for the twelve months ended December 31, 2013.
For additional information on Webster's income taxes, including its deferred tax assets and valuation allowance, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.
Comparison of 2012 and 2011 Years
For the year ended December 31, 2012, Webster’s net income available to common shareholders was $171.2 million compared to $148.1 million for the year ended December 31, 2011. Net income available to common shareholders per diluted share was $1.86 for the year ended December 31, 2012 compared to $1.61 for the year ended December 31, 2011. The primary factors which led to the increase in net income available to common shareholders in 2012 as compared to 2011 are outlined below.
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
Net Interest Income
Net interest income totaled $578.9 million for the year ended December 31, 2012 compared to $563.8 million for the year ended December 31, 2011, an increase of $15.1 million. The increase in net interest income during the year ended December 31, 2012 was primarily related to an increase in average interest-earning assets, partially offset by a decrease in the net interest margin. Average interest-earning assets for the year ended December 31, 2012 increased $1.2 billion from the year ended December 31, 2011. The net interest margin decreased 15 basis points from 3.47% during the year ended December 31, 2011 to 3.32% during the year ended December 31, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 32 basis points from 4.28% during the year ended December 31, 2011 to 3.96% during the year ended December 31, 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
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

Average deposits increased $321.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase is due to a $359.6 million increase in non-interest bearing deposits, partially offset by a $38.2 million decrease in interest-bearing deposits. The average cost of deposits decreased 16 basis points to 0.42% for the year ended December 31, 2012 from 0.58% for the year ended December 31, 2011. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased from 26.2% for the year ended December 31, 2011 to 23.5% for the year ended December 31, 2012.
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
Management performs a quarterly review of the loan portfolio to determine the adequacy of the allowance for loan and lease losses. Several factors influence the amount of the provision, including loan growth, portfolio composition, credit performance, changes in the level of non-performing loans, and net charge-offs and the general economic environment. At December 31, 2012, the allowance for loan and lease losses totaled $177.1 million, or 1.47%, of total loans and leases compared to $233.5 million, or 2.08%, of total loans and leases at December 31, 2011. For the year ended December 31, 2012, total net charge-offs were $77.9 million compared to $110.7 million for the year ended December 31, 2011.
See the "Allowance for Loan and Lease Losses Methodology" section for further details.
Non-Interest Income
Total non-interest income was $192.8 million for the year ended December 31, 2012, an increase of $15.7 million from the year ended December 31, 2011. The increase for the year ended December 31, 2012 is primarily attributable to growth in mortgage banking activities offset partially by lower deposit service fees and loan related fees.
Table 6: Non-interest income comparison of 2012 to 2011.

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	Amount	Percent
Non-Interest Income:
Deposit service fees	$96,633	$102,795	$(6,162)	(6.0)%
Loan related fees	18,043	20,237	(2,194)	(10.8)
Wealth and investment services	29,515	26,421	3,094	11.7
Mortgage banking activities	23,037	4,905	18,132	369.7
Increase in cash surrender value of life insurance policies	11,254	10,360	894	8.6
Net loss on trading securities	—	(1,799)	1,799	100.0
Net gain on sale of investment securities	3,347	3,823	(476)	(12.5)
Other income	10,929	10,300	629	6.1
Total non-interest income	$192,758	$177,042	$15,716	8.9%
Deposit Service Fees. Deposit service fees were $96.6 million for the year ended December 31, 2012, a decrease of $6.2 million from the comparable period in 2011, primarily due to the Durbin amendment’s reduction of debit card interchange rates that went into effect during the fourth quarter of 2011, partially offset by an increase in HSA service fees driven by an increase in account volume.

Loan Related Fees. Loan related fees were $18.0 million for the year ended December 31, 2012, a decrease of $2.2 million from the comparable period in 2011, due to a decreased volume of amendment fees and increased servicing rights amortization.
Wealth and Investment Services. Wealth and investment services income was $29.5 million for the year ended December 31, 2012, an increase of $3.1 million from the comparable period in 2011, due to an increase in income from Webster Investment Services driven by increased referral activity as a result of the Company's focus on relationship banking, as well as an increase in trust fees at the Private Bank.
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
Increase in Cash Surrender Value of Life Insurance Policies. Increase in cash surrender value of life insurance policies was $11.3 million for the year ended December 31, 2012, an increase of $0.9 million from the comparable period in 2011 due primarily to a $100 million of additional purchases of life insurance policies in September 2012.
Other Income. Other non-interest income was $10.9 million and $10.3 million for the years ended December 31, 2012 and 2011, respectively. The increase of $0.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to an increase in positive fair value adjustments on treasury derivatives related to increased client swap activity, partially offset by a net impairment loss of $0.7 million on the Company's investments in private equity funds during the year ended December 31, 2012 as compared to a net gain of $1.6 million for the year ended December 31, 2011 and a $1.0 million write-down on a loan held for sale during the year ended December 31, 2012.
Non-Interest Expense
Total non-interest expense was $501.8 million for the year ended December 31, 2012, a decrease of $9.2 million from the year ended December 31, 2011. The Company continues to remain focused on expense control management.
Table 7: Non-interest expense comparison of 2012 to 2011.

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$264,101	$262,647	$1,454	0.6%
Occupancy	50,131	53,866	(3,735)	(6.9)
Technology and equipment	62,210	60,721	1,489	2.5
Intangible assets amortization	5,420	5,588	(168)	(3.0)
Marketing	16,827	18,456	(1,629)	(8.8)
Professional and outside services	11,348	11,203	145	1.3
Deposit insurance	22,749	20,927	1,822	8.7
Litigation	—	(9,523)	9,523	(100.0)
Other expense	69,018	87,091	(18,073)	(20.8)
Total non-interest expense	$501,804	$510,976	$(9,172)	(1.8)%
Compensation and benefits. Compensation and benefits expense was $264.1 million for the year ended December 31, 2012, an increase of $1.5 million from the comparable period in 2011. The increase is primarily due to an increase in commission expense driven by an increase in loan volumes and an increase in pension expense driven primarily by a decrease in the discount rate to determine the Plan's benefit obligation and earnings rate, partially offset by a decrease in group insurance due to a decrease in claim volume.
Occupancy. Occupancy expense was $50.1 million for the year ended December 31, 2012, a decrease of $3.7 million from the comparable period in 2011, primarily due to the consolidation of 16 branches since the beginning of 2011.
Technology and Equipment. Technology and equipment expense was $62.2 million for the year ended December 31, 2012, an increase of $1.5 million from the comparable period in 2011. The increase is reflective of an increase in technology service contracts related to the Company's data center co-location initiative (i.e. the migration of IT applications to third-party hosted data centers).
Marketing. Marketing expense was $16.8 million for the year ended December 31, 2012, a decrease of $1.6 million from the comparable period in 2011, primarily due to a decrease in advertising campaigns.
Deposit Insurance. Deposit insurance was $22.7 million for the year ended December 31, 2012, an increase of $1.8 million from the comparable period in 2011, due to a higher FDIC assessment base as a result of an increase in average assets.
Other Expense. Other non-interest expense was $69.0 million for the year ended December 31, 2012, a decrease of $18.1 million from the comparable period in 2011 primarily attributable to an increase in gain on sale of foreclosed and repossessed assets in 2012 as compared to write-downs to expedite the sale of OREO inventory in 2011 as well as a decrease in branch and facility optimization costs. The decrease from the comparable periods is partially offset by $0.4 million in expense related to the redemption of Webster Capital Trust IV, $1.1 million in expense related to a tender offer for subordinated notes, and $2.5 million in prepayment penalties related to the prepayment of FHLB advances, all of which occurred during the year ended December 31, 2012.
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
Segment Results
Webster’s operations are organized into three reportable segments that represent its core businesses: Commercial Banking, Community Banking and Other. The Community Banking reportable segment is the aggregation of the Personal Banking and Business Banking operating segments. The Other reportable segment is the aggregation of HSA Bank and the Private Banking operating segments. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environments. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served, and they reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
At December 31, 2012, Webster's operations were organized into four reportable segments that represented its core businesses: Commercial Banking, Retail Banking, Consumer Finance, and Other. In the first quarter of 2013, Webster reconfigured its organization to better serve its customers as one of its key strategic priorities, resulting in the operating and reportable segments discussed above. One of the action steps taken was to consolidate all mass market consumer related activities into a Personal Bank. This action combined the previous Retail and Consumer Finance segments to better meet our objectives and emphasis on relationship development across units. The 2012 and 2011 segment results have been adjusted for comparability to the 2013 segment presentation.
Webster’s segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category.

The following tables present the results for Webster’s reportable segments for the years ended December 31, 2013, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s reportable segments for the periods then ended.
 Table 8: Segment performance summary of net income (loss) and balance sheet information for the years ended December 31,

(In thousands)	2013	2012(1)	2011(1)
Net income (loss):
Commercial Banking	$91,097	$88,659	$79,460
Community Banking	74,147	64,462	33,861
Other	16,875	12,602	6,377
Total Reportable Segments	182,119	165,723	119,698
Corporate and Reconciling	(2,570)	7,974	31,681
Net income attributable to Webster Financial Corporation	$179,549	$173,697	$151,379
(1) Reclassified to conform to the 2013 presentation.

	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
Total loans	5,628,303	6,693,493	343,823	12,665,619	34,157	12,699,776
Total deposits	2,948,072	10,014,509	1,739,345	14,701,926	152,494	14,854,420

	At December 31, 2012
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765
Total loans	5,037,307	6,668,712	259,835	11,965,854	62,842	12,028,696
Total deposits	2,695,911	10,188,750	1,454,129	14,338,790	192,045	14,530,835

	At December 31, 2011
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$4,359,403	$7,415,480	$245,554	$12,020,437	$6,693,903	$18,714,340
Total loans	4,289,354	6,614,310	223,787	11,127,451	97,953	11,225,404
Total deposits	2,464,391	10,046,755	1,139,923	13,651,069	4,956	13,656,025
The Company uses a matched maturity funding concept, also known as funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the expected principal repayment date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used,” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s ALCO.
Webster allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit, for certain elements of risk that are not deemed specifically allocable to an operating segment, such as environmental factors and provision for the consumer liquidating portfolio, is shown as other reconciling. For the years ended December 31, 2013, 2012, and 2011, 115.4% , 83.7%, and 108.8%, respectively, of the consolidated provision for loan and lease losses is specifically attributable to operating segments.

Webster allocates a majority of non-interest expense to each segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process and assigned to the appropriate segment. Income tax expense is allocated to each segment based on the effective income tax rate for the period shown.
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
Table 9: Commercial Banking Results:

	Years ended December 31,
(In thousands)	2013	2012(1)	2011(1)
Net interest income	$217,582	$188,666	$168,560
Provision (benefit) for loan and lease losses	18,581	(7,498)	(21,213)
Net interest income after provision for loan and lease losses	199,001	196,164	189,773
Non-interest income	30,797	29,324	25,869
Non-interest expense	99,801	98,718	105,356
Income before income taxes	129,997	126,770	110,286
Income tax expense	38,900	38,111	30,826
Net Income	$91,097	$88,659	$79,460
 (1) Reclassified to conform to the 2013 presentation.

	At December 31,
(In thousands)	2013	2012	2011
Total assets	$5,682,129	$5,113,898	$4,359,403
Total loans	5,628,303	5,037,307	4,289,354
Total deposits	2,948,072	2,695,911	2,464,391
Net interest income increased $28.9 million in 2013 compared to 2012. The increase is primarily due to greater loan and deposit volumes, greater deferred loan fees, and the continuing lower cost of funds. The provision for loan and lease losses increased $26.1 million in 2013 compared to 2012. The change in provision is due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Commercial Banking has realized continued improvement in asset quality, including declines in charge-offs and substandard loans, which reduced the overall loan loss coverage. Non-interest income increased $1.5 million in 2013 compared to 2012, primarily due to fees generated from agent led businesses and other loan related fees. Non-interest expense increased $1.1 million in 2013 compared to 2012. The increase relates to the allocation of corporate expenses.
Net interest income increased $20.1 million in 2012 compared to 2011. The increase is primarily due to continuing lower cost of funds, including an increase in non-interest bearing deposit balances, greater loan volumes, and greater deferred loan fees. The provision for loan and lease losses increased $13.7 million in 2012 compared to 2011. Webster continues to provide for losses within the lending portfolios although the provision is significantly below portfolio charge-offs. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Commercial Banking has realized continued improvement in asset quality, including continuing declines in charge-offs and substandard loans, which allow the overall loan loss coverage to decline. Non- interest income increased $3.5 million in 2012 compared to 2011 due to interest rate management services activity. Non-interest expense decreased $6.6 million in 2012 compared to 2011, the decrease is a result of lower foreclosure and repossessed asset related expenses and greater recoveries.
Total loans were $5.6 billion, $5.0 billion, and $4.3 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Loans increased $591.0 million for the year ending December 31, 2013 compared to the year ending December 31, 2012, due to continued growth in new originations. Loans increased $748.0 million for the year ending December 31, 2012 compared to the year ending December 31, 2011, primarily due to new originations. Loan originations for the years ended December 31, 2013, 2012, and 2011 were $2.4 billion, $2.3 billion, and $1.5 billion, respectively.
Total deposits were $2.9 billion, $2.7 billion, and $2.5 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Deposits increased $252.2 million for the period ended December 31, 2013 compared to December 31, 2012, and deposits increased $231.5 million for the year ended December 31, 2012 compared to December 31, 2011. The increase in both years is a result of new business development, operating funds maintained for cash management services, and a market trend to customers holding more balances at banks.
Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking and a Distribution network consisting of 169 banking centers and 309 ATMs, a Customer Care Center, and a full range of Internet and mobile banking services.
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
At December 31, 2013, Webster had $2.53 billion of assets under administration in its strategic partnership with LPL compared to $2.31 billion at December 31, 2012 and $1.99 billion at December 31, 2011. These assets are not included in the Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Table 10: Community Banking Results:

	Years ended December 31,
(In thousands)	2013	2012(1)	2011(1)
Net interest income	$347,395	$342,268	$340,519
Provision for loan and lease losses	19,973	26,167	45,293
Net interest income after provision for loan and lease losses	327,422	316,101	295,226
Non-interest income	116,182	116,978	108,212
Non-interest expense	337,795	340,907	356,443
Income from continuing operations before income taxes	105,809	92,172	46,995
Income tax expense	31,662	27,710	13,135
Income before non controlling interest	74,147	64,462	33,860
Less: Net loss attributable to non controlling interests	—	—	(1)
Net income	$74,147	$64,462	$33,861
 (1) Reclassified to conform to the 2013 presentation.

	At December 31,
(In thousands)	2013	2012	2011
Total assets	$7,809,343	$7,708,159	$7,415,480
Total loans	6,693,493	6,668,712	6,614,310
Total deposits	10,014,509	10,188,750	10,046,755
Net income increased by $9.7 million in 2013 compared to 2012. Net interest income increased $5.1 million in 2013 compared to 2012. The increase in net interest income was driven by a lower cost of funds on deposits and a reduction in non-earning assets. The provision for loan and lease losses decreased $6.2 million in 2013 compared to 2012. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. The consumer loan portfolio charge-offs continue to decline year over year, while the housing market and unemployment continue to improve gradually in the footprint. Non-interest income decreased $0.8 million in 2013 compared to 2012. The decrease in non-interest income was driven by a reduction in the gains on the sales of mortgage loans sold into the secondary market and a decline in deposit related fees partially offset by an increase in fee income from Webster Investment Services. The decreased level of mortgage loan sales was directly linked to a reduction in mortgage refinance activity in the second half of 2013. The increase in investment fees was driven by higher sales activity and an increase in asset values. Non-interest expense decreased $3.1 million in 2013 compared to 2012.The decrease is associated with reduced banking center staff and occupancy expenses that are linked to our strategy to reduce the cost of physical distribution channels while migrating customer transactions to self-service channels such as ATMs and On-line and Mobile Banking.
Net interest income increased $1.7 million in 2012 compared to 2011. The increase was a result of improved deposit mix characterized by a higher percentage of non-interest bearing deposits and reduced deposit costs that were partially offset by a decline in the funding value of deposits. The provision for loan and lease losses decreased $19.1 million in 2012 compared to 2011. The change in provision is primarily due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Non-interest income increased $8.8 million in 2012 compared to 2011. The increase is primarily attributed to a shift in business strategy to sell a higher proportion of mortgage loan originations in the secondary market which resulted in an increase in gains on sales of loans, or net mortgage banking revenue. Non-interest expense decreased $15.5 million in 2012 compared to 2011. The decrease was primarily attributable to reductions in staff related expenses, debit card expense, and loan workout and foreclosure costs, and $3.5 million in non-recurring charges that were recorded in 2011.
Total loans were $6.7 billion for the years ended December 31, 2013 and 2012 and $6.6 billion for the year ended December 31, 2011. Loans increased $24.8 million for the year ended December 31, 2013 compared to December 31, 2012, due to growth in the Business Banking portfolio that was partially offset by a decrease in consumer loans. Loans increased $54.4 million for the year ended December 31, 2012 compared to December 31, 2011. The net increase was driven by growth in the Business Banking portfolio that was partially offset by a decrease in consumer loans. Total originations for the years ended 2013 and 2012, were $2.2 billion. For the year ended December 31, 2011, total originations were $1.6 billion.
Total deposits were $10.0 billion, $10.2 billion, and $10.0 billion, for the years ended December 31, 2013, 2012, and 2011, respectively. Deposits decreased $174.2 million for the year ended December 31, 2013 compared to December 31, 2012, due to a steady reduction in CD balances throughout the year that was augmented by an elevated level of run-off of high-cost maturing CDs during June and July. Deposits increased $142.0 million for the year ended December 31, 2012 compared to December 31, 2011.

Other
Other includes HSA Bank ("HSA") and Private Banking.
HSA Bank is a bank custodian of health savings accounts. These accounts are provided for high deductible health plans offered by employers or directly to consumers.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Table 11: Other Results:

	Years ended December 31,
(In thousands)	2013	2012(1)	2011(1)
Net interest income	$40,992	$33,308	$25,437
Provision (benefit) for loan and lease losses	93	(680)	398
Net interest income after provision for loan and lease losses	40,899	33,988	25,039
Non-interest income	32,926	28,680	24,199
Non-interest expense	49,745	44,649	40,387
Income before income taxes	24,080	18,019	8,851
Income tax expense	7,205	5,417	2,474
Net Income	$16,875	$12,602	$6,377
 (1) Reclassified to conform to the 2013 presentation.

	At December 31,
(In thousands)	2013	2012	2011
Total assets	$365,863	$282,414	$245,554
Total loans	343,823	259,835	223,787
Total deposits	1,739,345	1,454,129	1,139,923
Net interest income increased $7.7 million in 2013 compared to 2012. Of this amount, deposit growth, account growth and pricing initiatives in HSA resulted in an increase of $6.6 million for the year ended December 31, 2013, while higher loan and deposit balances in Private Banking resulted in growth of $1.1 million for the year ended December 31, 2013. Non-interest income increased $4.2 million in 2013 compared to 2012. Of this amount $3.7 million is due to HSA account growth and servicing fee pricing initiatives, while $0.5 million is due to fees generated from Private Banking investment accounts and balances under management. Non-interest expense increased $5.1 million in 2013 compared to 2012. Of this amount, $3.8 million is an increase in processing costs, primarily due to growth in HSA accounts, while $1.4 million was primarily driven by higher compensation, tied to the hiring of key fiduciary services and investment management personnel along with the full year impact of private bankers added during 2012.
Net interest income increased $7.9 million in 2012 compared to 2011. The increase was due to a $6.7 million growth in HSA, while higher loan and deposit volumes in Private Banking resulted in growth of $1.2 million. Non-interest income increased $4.5 million in 2012 compared to 2011. The increase in non-interest income is primarily due to HSA account growth and servicing fee pricing initiatives and, to a lesser extent, fees from increased Private Banking investment accounts and balances. Non-interest expense increased $4.3 million in 2012 compared to 2011. Of this amount, $3.1 million is an increase in processing costs, primarily due to growth in HSA deposits, while $1.2 million is a result of higher compensation, as a result of doubling the ranks of private bankers.
HSA had $2.1 billion, $1.6 billion and $1.2 billion in combined HSA deposits and linked brokerage accounts for the years ended December 31, 2013, 2012 and 2011, respectively. Total HSA deposits were $1.5 billion, $1.3 billion and $1.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively. HSA deposits increased $263.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 and $227.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. HSA had $571.8 million, $378.7 million and $141.6 million in linked brokerage for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Private Banking total loans were $343.7 million, $259.7 million and $223.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Private Banking loans for the year ended December 31, 2013 increased $84.0 million compared to the year ended December 31, 2012 due to increased loan origination activity. Loans increased $36.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Loan originations increased $156.2 million, $85.1 million and $71.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total deposits were $206.0 million, $184.4 million and $97.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Private Banking had $1.75 billion, $1.66 billion, and $1.52 billion in assets under management for the years ended December 31, 2013, 2012 and 2011, respectively, and $228.4 million, $284.1 million, $349.0 million in assets under administration for the years ended December 31, 2013, 2012 and 2011, respectively. December 31, 2012 and 2011 include $172.5 million and $156.7 million, respectively, in assets under management and administration tied to a non-strategic business divested in 2013.
Financial Condition
Webster had total assets of $20.9 billion at December 31, 2013 compared to $20.1 billion at December 31, 2012, an increase of $706.2 million, or 3.5%, primarily due to the increase in loan balances driven by strong levels of loan originations. In addition, the Company utilized deposit growth to increase its holdings of held-to-maturity securities.
Total loans and leases, net, of $12.5 billion, with allowance for loan and lease losses of $152.6 million at December 31, 2013 increased $695.6 million compared to total loans and leases, net, of $11.9 billion, with allowance for loan and lease losses of $177.1 million at December 31, 2012. Total deposits of $14.9 billion at December 31, 2013 increased $323.6 million compared to total deposits of $14.5 billion at December 31, 2012. Non-interest-bearing deposits increased 8.6%, while interest-bearing deposits increased 0.7% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. Webster’s loan-to-deposit ratio was 85.5% at December 31, 2013 compared to 82.8% at December 31, 2012.
At December 31, 2013, total shareholders' equity was $2.2 billion compared to total shareholders' equity of $2.1 billion at December 31, 2012, an increase of $115.7 million or 5.5%. Changes in shareholders' equity for the year ended December 31, 2013 consisted of an increase for net income of $179.5 million and decreases of $16.3 million of other comprehensive loss primarily related to net unrealized losses on securities available for sale, somewhat offset by gains related to the pension plans, and $49.0 million of dividends paid to common shareholders. The quarterly cash dividend to common shareholders increased to $0.15 per common share on April 22, 2013 from $0.10 per common share since April 23, 2012. See "Table 1 Selected Financial Highlights" and Note 14 - Regulatory Matters in the Notes to Consolidated Financial Statements included elsewhere within this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. While there may be no statutory limit on certain categories of investments, the Office of the Comptroller of the Currency may establish an individual limit on such investments if the concentration in such investments presents a safety and soundness concern.
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories: available for sale and held-to-maturity. At December 31, 2013, Webster Bank’s portfolio consisted primarily of agency mortgage-backed securities ("MBS"), agency collateralized mortgage obligations ("CMOs"), agency commercial mortgage-backed securities ("ACMBS"), commercial mortgage-backed securities ("CMBS") and municipal securities in held-to-maturity and agency CMOs, agency MBS, CMBS and CLOs in available for sale. The Company's combined carrying value of investment securities totaled $6.5 billion at December 31, 2013 compared to $6.2 billion at December 31, 2012, an increase of $222.0 million. Available for sale securities decreased by $29.2 million, primarily due to principal payments, net purchase and sale activity, and an increase in market interest rates which resulted in lower fair values of fixed rate securities. Held-to-maturity securities increased by $251.2 million, primarily due to the purchases of agency MBS replacing the cash flows received from agency MBS, agency CMOs, agency CMBS and municipal securities. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2013 and 2012 was 3.28% and 3.58%, respectively.
For the year ended December 31, 2013, the Company recorded write-downs for other-than-temporary impairments of its available for sale securities of $7.3 million, comprised of $4.7 million for pooled trust preferred securities and $2.6 million for collateralized loan obligations, for securities identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. For additional information on the investment securities portfolio, including the impact of the final Volcker

Rule, see Note 3 - Investment Securities in the Notes to Consolidated Financial Statements included elsewhere within this report. The impairment of $4.7 million recognized on pooled trust preferred securities related to four positions which did not meet qualifications for retention under the January 14, 2014 agency press release. These securities were subsequently sold in January 2014 with a realized gain of $4.6 million.
The Company held an additional $2.8 billion in investment securities that are in an unrealized loss position at December 31, 2013. Approximately $2.2 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $518.8 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $122.8 million at December 31, 2013. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of its cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At December 31, 2013, one available for sale investment security valued at $5.2 million remains in non-accruing status.

Table 12: A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMOs	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLOs (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities-financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMOs	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995			115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairment at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairment at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairment at December 31, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt securities	111,281	6,918	—	118,199	—	—	118,199
Equity securities-financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	$500,369	$—	$—	$500,369	$16,643	$(8)	$517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718
				—			—
Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
For the year ended December 31, 2013, the Federal Reserve maintained the federal funds rate flat, at or below 0.25%, in response to the economic environment. Credit spreads generally tightened given the prospects for a sustained low interest rate environment. Market interest rates rose to 3.03% on December 31, 2013 from 1.76% on December 31, 2012. This rise in interest rates was generally negative for longer duration investments in the portfolio.
Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 17 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information concerning derivative financial instruments.

Table 13: A summary of the composition and maturity of Webster's debt securities portfolio at December 31, 2013 follows:

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale:
U.S. Treasury Bills	$325	0.04%	$—	—%	$—	—%	$—	—%	$325	0.04%
Agency CMOs	—	—	1,433	1.21	—	—	805,479	2.67	806,912	2.67
Agency MBS	—	—	—	—	—	—	1,226,702	2.97	1,226,702	2.97
Agency CMBS	—	—	—	—	—	—	70,977	2.59	70,977	2.59
CMBS	—	—	14,992	1.92	20,100	1.96	429,182	4.51	464,274	4.31
CLOs	—	—	—	—	170,000	1.91	187,641	1.70	357,641	1.80
Pooled trust preferred securities	—	—	—	—	—	—	28,490	1.87	28,490	1.87
Single issuer trust preferred securities	—	—	—	—	—	—	34,935	1.71	34,935	1.71
Corporate debt securities	—	—	89,067	3.19	24,024	2.90	—	—	113,091	3.13
Total available for sale	$325	0.04%	$105,492	2.97%	$214,124	2.03%	$2,783,406	2.98%	$3,103,347	2.91%
Held-to-maturity:
Agency CMOs	$—	—%	$—	—%	$3,326	2.21%	$361,755	3.19%	$365,081	3.18%
Agency MBS	—	—	62,668	4.34	31,102	4.47	2,036,915	3.30	2,130,685	3.34
Agency CMBS	—	—	—	—	—	—	115,995	2.77	115,995	2.77
Municipal bonds and notes	90	6.83	17,221	6.08	65,836	6.67	365,258	6.75	448,405	6.71
CMBS	—	—	—	—	—	—	290,057	3.40	290,057	3.40
Private Label MBS	—	—	5,034	4.50	3,464	4.75	—	—	8,498	4.60
Total held-to-maturity	$90	6.83%	$84,923	4.70%	$103,728	5.81%	$3,169,980	3.67%	$3,358,721	3.76%

Total debt securities	$415	1.51%	$190,415	3.76%	$317,852	3.26%	$5,953,386	3.35%	$6,462,068	3.36%

Alternative Investments
Investments in Private Equity Funds - The Company has investments in private equity funds. These investments, which totaled $10.4 million at December 31, 2013 and $11.6 million at December 31, 2012, are included in other assets in the accompanying Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 18 - Fair Value Measurements. The Company recognized net losses of $392 thousand, $720 thousand and a $1.6 million gain for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the losses for the years ended December 31, 2013 and 2012 were OTTI charges of $109 thousand and $665 thousand, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Other Non-Marketable Investments - The Company holds certain non-marketable investments which include preferred share ownership in other equity ventures. These investments, which totaled $6.8 million at December 31, 2013 and $5.3 million at December 31, 2012, are included in other assets in the accompanying Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recognized a net gain of $3 thousand and a net loss of $263 thousand for the years ended December 31, 2013 and 2012, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds. The final rule issued December 10, 2013 provides that entities must divest ownership within the defined conformance period of July 21, 2015. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loans and Leases
Table 14: The following table provides the portfolio composition of Webster's loans and leases:

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential:
1-4 family	$3,308,472	26.1	$3,246,586	26.9	$3,184,730	28.4	$3,118,069	28.3	$2,862,728	25.9
Construction	45,495	0.4	39,359	0.3	29,084	0.3	22,630	0.2	32,225	0.3
Total residential	3,353,967	26.5	3,285,945	27.2	3,213,814	28.7	3,140,699	28.5	2,894,953	26.2
Consumer:
Home equity	2,355,257	18.5	2,448,207	20.4	2,554,879	22.8	2,627,233	23.8	2,745,154	24.9
Liquidating - home equity	104,902	0.8	121,875	1.0	147,553	1.3	176,576	1.6	219,125	2.0
Other consumer	60,681	0.5	43,672	0.4	37,506	0.3	31,468	0.3	27,590	0.2
Total consumer	2,520,840	19.8	2,613,754	21.8	2,739,938	24.4	2,835,277	25.7	2,991,869	27.1
Commercial:
Commercial non-mortgage	2,734,025	21.5	2,409,816	20.0	1,939,629	17.3	1,653,733	15.0	1,505,181	13.7
Asset-based	560,666	4.4	505,425	4.2	454,078	4.0	455,290	4.1	527,187	4.8
Total commercial	3,294,691	25.9	2,915,241	24.2	2,393,707	21.3	2,109,023	19.1	2,032,368	18.5
Commercial real estate:
Commercial real estate	2,856,110	22.5	2,644,229	22.0	2,274,110	20.3	2,064,603	18.7	1,921,685	17.4
Commercial construction	183,659	1.4	114,309	1.0	73,769	0.6	74,696	0.7	148,173	1.4
Residential development	21,738	0.2	27,761	0.2	39,765	0.3	59,832	0.5	114,586	1.0
Total commercial real estate	3,061,507	24.1	2,786,299	23.2	2,387,644	21.2	2,199,131	19.9	2,184,444	19.8
Equipment financing loans and leases	455,434	3.6	414,783	3.4	469,679	4.2	702,233	6.4	886,892	8.0
Net unamortized premiums	5,466	—	6,254	0.1	8,132	0.1	10,064	0.1	12,512	0.1
Net deferred fees	7,871	0.1	6,420	0.1	12,490	0.1	21,770	0.3	30,400	0.3
Loans and leases	12,699,776	100.0	12,028,696	100.0	11,225,404	100.0	11,018,197	100.0	11,033,438	100.0
Accrued interest	36,433		35,360		33,540		32,801		31,636
Recorded investment in loans and leases	$12,736,209		$12,064,056		$11,258,944		$11,050,998		$11,065,074
Total residential loans were $3.4 billion at December 31, 2013, an increase of $68.0 million from December 31, 2012. The increase in the residential portfolio reflects originations outpacing loan payoffs and payments during 2013. In line with strategies in place since the second half of 2012, originations of conventional fixed rate products are more frequently sold in the secondary markets.
Total consumer loans were $2.5 billion at December 31, 2013, a decrease of $92.9 million from December 31, 2012. The decrease is primarily due to high levels of loan prepayments outpacing loan originations and existing line advances in the continuing portfolio and a reduction of $17.0 million in the liquidating portfolio as a result of payoffs and payments coupled with net charge-offs recorded during 2013.
Total commercial loans were $3.3 billion at December 31, 2013, an increase of $379.5 million from December 31, 2012. The increase in the commercial portfolio reflects the impact of fundings primarily related to new originations of $1.4 billion in commercial non-mortgage during 2013. Asset-based loans increased $55.2 million, generally as a result of $179.6 million in originations during 2013.
Total commercial real estate loans were $3.1 billion at December 31, 2013, an increase of $275.2 million from December 31, 2012. The increase is primarily a result of new originations of $951.0 million during 2013.
Equipment financing loans and leases were $455.4 million at December 31, 2013, an increase of $40.7 million from December 31, 2012. The increase primarily reflects an increase in originations partially offset by payoffs occurring in 2013.

Table 15: The following table provides contractual maturity and interest-rate sensitivity information for Webster's loans and leases at December 31, 2013:

	Contractual Maturity
(In thousands)	One Year or Less	More than One to Five Years	More than Five Years	Total
Residential:
1-4 family	$2,189	$54,862	$3,251,421	$3,308,472
Construction	1	—	45,494	45,495
Total residential	2,190	54,862	3,296,915	3,353,967
Consumer:
Home equity	3,143	42,089	2,310,025	2,355,257
Liquidating - home equity	—	457	104,445	104,902
Other consumer	2,011	41,253	17,417	60,681
Total consumer	5,154	83,799	2,431,887	2,520,840
Commercial:
Commercial non-mortgage	436,193	1,851,864	445,968	2,734,025
Asset-based	55,507	487,420	17,739	560,666
Total commercial	491,700	2,339,284	463,707	3,294,691
Commercial real estate:
Commercial real estate	355,035	1,199,716	1,301,359	2,856,110
Commercial construction	23,779	75,636	84,244	183,659
Residential development	12,179	9,559	—	21,738
Total commercial real estate	390,993	1,284,911	1,385,603	3,061,507
Equipment financing loans and leases	27,386	348,049	79,999	455,434
Contractual maturity	$917,423	$4,110,905	$7,658,111	$12,686,439
Net unamortized premiums				5,466
Net deferred fees				7,871
Loans and leases				$12,699,776

	Interest-Rate Sensitivity
(In thousands)	One Year or Less	More than One to Five Years	More than Five Years	Total
Fixed-rate	$186,612	$929,517	$3,252,396	$4,368,525
Variable-rate	730,811	3,181,388	4,405,715	8,317,914
Contractual maturity	$917,423	$4,110,905	$7,658,111	$12,686,439
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing and management of loans and leases. Non-performing assets, loan and lease delinquency and credit loss levels are considered to be key measures of asset quality.
Table 16: The following table provides the key asset quality ratios that management monitors:

	December 31,
	2013	2012	2011	2010	2009
Non-performing loans and leases as a percentage of loans and leases	1.28%	1.62%	1.68%	2.48%	3.38%
Non-performing assets as a percentage of total assets	0.82%	0.98%	1.03%	1.67%	2.27%
Non-performing assets as a percentage of loans and leases plus OREO	1.35%	1.65%	1.72%	2.73%	3.63%
Net charge-offs as a percentage of average loans and leases	0.47%	0.68%	1.00%	1.23%	1.68%
Allowance for loan and lease losses as a percentage of loans and leases	1.20%	1.47%	2.08%	2.92%	3.09%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	93.65%	90.93%	124.14%	117.58%	91.48%
Ratio of allowance for loan and lease losses to net charge-offs	2.63x	2.28x	2.11x	2.39x	1.74x

Non-performing Assets
Table 17: The following table provides information regarding Webster's lending-related non-performing assets:

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Loans:
Residential:
1-4 family	$80,988	2.45	$94,723	2.92	$80,833	2.54	$98,280	3.15	$109,341	3.82
Construction	382	0.84	817	2.08	1,219	4.19	849	3.75	4,459	13.84
Total residential	81,370	2.43	95,540	2.91	82,052	2.55	99,129	3.16	113,800	3.93
Consumer:
Home equity	45,434	1.93	49,402	2.02	24,943	0.98	34,456	1.31	38,636	1.41
Liquidating - home equity	6,245	5.95	8,133	6.67	5,091	3.45	9,722	5.51	16,248	7.41
Other consumer	139	0.23	135	0.31	116	0.31	119	0.38	119	0.43
Total consumer	51,818	2.06	57,670	2.21	30,150	1.10	44,297	1.56	55,003	1.84
Commercial:
Commercial non-mortgage	10,933	0.40	17,538	0.73	27,884	1.44	34,365	2.08	56,764	3.77
Asset-based	—	—	—	—	1,880	0.41	7,832	1.72	13,850	2.63
Total commercial	10,933	0.33	17,538	0.60	29,764	1.24	42,197	2.00	70,614	3.47
Commercial real estate:
Commercial real estate	13,428	0.47	15,634	0.59	32,197	1.42	41,134	1.99	16,900	0.88
Commercial construction	49	0.03	49	0.04	—	—	10,856	14.53	39,244	26.49
Residential development	4,186	19.26	5,043	18.17	6,762	17.01	15,478	25.87	47,264	41.25
Total commercial real estate	17,663	0.58	20,726	0.74	38,959	1.63	67,468	3.07	103,408	4.73
Equipment financing loans and leases	1,141	0.25	3,325	0.80	7,154	1.52	20,482	2.92	30,152	3.40
Non-performing loans and leases (3)	162,925	1.28	194,799	1.62	188,079	1.68	273,573	2.49	$372,977	3.39
Deferred fees and unamortized premiums	303		351		163		1,183		N/A
Recorded investment in non-performing loans and leases	$163,228		$195,150		$188,242		$274,756		N/A (4)

Non-performing loans and leases (3)	$162,925		$194,799		$188,079		$273,573		$372,977
Foreclosed and repossessed assets:
Residential and consumer	4,930		2,659		2,884		7,175		10,845
Commercial	3,752		723		2,084		21,056		18,143
Foreclosed and repossessed assets	8,682		3,382		4,968		28,231		28,988
Non-performing assets (5)	$171,607		$198,181		$193,047		$301,804		$401,965

(1)	Loan balances by class of loan exclude the impact of net deferred fees and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. Percentages exclude the impact of deferred fees and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $102.9 million, $115.5 million, $76.7 million, $95.8 million and $104.3 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(4)	Recorded investment at December 31, 2009 is unavailable, as the Company began disclosing recorded investment upon the adoption of ASU 2010-20 at December 31, 2010.

(5)	Excludes one non-accrual available for sale security of $5.2 million at December 31, 2013 and $3.1 million at December 31, 2012.

Webster’s policy is that residential and consumer loans 90 or more days past due are placed on non-accrual status. Residential and consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and placed on non-accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere within this report for information on the Company's non-accrual policy.
Table 18: The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2013	2012
Non-performing loans and leases, beginning of period	$194,799	$188,079
Additions	158,177	244,321
Paydowns/draws on existing non-performing loans and leases, net	(120,230)	(131,146)
Charge-offs	(57,204)	(99,257)
Other reductions	(12,617)	(7,198)
Non-performing loans and leases, end of period	$162,925	$194,799
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
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for all consumer loans that reach 180 days past due for compliance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference or other internal methods. Fair value of the collateral for commercial loans is reevaluated on a quarterly basis. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer will review these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2013 and 2012 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.

At December 31, 2013, there were 1,836 impaired loans and leases with a recorded investment balance of $349.1 million, which included loans and leases of $221.0 million with an impairment allowance of $20.5 million. There were loans and leases of $236.7 million measured using the present value of expected cash flows and $112.4 million measured using the fair value of associated collateral. Approximately 86% of the $112.4 million of the collateral dependent loans and leases at December 31, 2013 relied on third-party appraisals to assist in measuring impairment. At December 31, 2012, there were 1,932 impaired loans and leases with a recorded investment balance of $414.3 million, which included loans and leases of $261.1 million with an impairment allowance of $27.4 million. There were loans and leases of $293.7 million measured using the present value of expected cash flows and $120.6 million measured using the fair value of associated collateral. Approximately 94% of the $120.6 million of the collateral dependent loans and leases at December 31, 2012 relied on third-party appraisals to assist in measuring impairment.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when, the modified terms of the loan are more attractive to the borrower than standard market terms. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
Table 19: The following table provides detail for loans and leases that have been restructured as TDRs:

	At December 31,
(In thousands)	2013	2012	2011	2010	2009 (1)
Residential TDRs	$142,869	$146,945	$135,311	$122,514	$59,438
Consumer TDRs	52,181	54,793	36,629	32,158	12,453
Commercial TDRs	146,848	202,423	272,372	295,479	118,750
Total TDRs	$341,898	$404,161	$444,312	$450,151	$190,641

(1)	Loan balances exclude deferred fees, unamortized premiums and accrued interest as recorded investment is unavailable.
Table 20: The following table provides additional information for TDRs:

	At December 31,
(In thousands)	2013	2012
Recorded investment of TDRs:
Accrual status	$238,926	$288,578
Non-accrual status	102,972	115,583
Total recorded investment of TDRs	$341,898	$404,161

Accruing TDRs performing under modified terms more than one year	58.2%	60.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,360	$27,317
Additional funds committed to borrowers in TDR status (1)	1,262	3,263
(1)This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.

Table 21: The following table provides detail of TDR activity:

	Years ended December 31,
(In thousands)	2013	2012
TDRs, beginning of period	$404,161	$444,312
Additions	49,744	110,469
Paydowns/draws on existing TDRs, net	(84,276)	(56,250)
Charge-offs post modification	(24,374)	(45,241)
Loan sales	—	(15,105)
Other reductions (1)	(3,357)	(34,024)
TDRs, end of period	$341,898	$404,161

(1)	Other reductions include change in TDR status and transfers to OREO.
See Note 4 - Loans and Leases in the Notes to Consolidated Financial Statements included elsewhere within this report for a discussion of the amount of modified loans, modified loan characteristics and Webster’s evaluation of the success of its modification efforts.
Delinquent loans and leases
Table 22: The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$17,929	0.54	$24,826	0.76	$24,078	0.76	$20,987	0.68	$35,730	1.25
Construction	356	0.78	356	0.91	283	0.97	526	2.32	938	2.91
Consumer:
Home equity	18,290	0.78	24,344	0.99	20,394	0.80	21,141	0.80	26,738	0.97
Liquidating - home equity	1,806	1.72	3,588	2.94	4,538	3.12	6,128	3.47	9,804	4.47
Other consumer	636	1.05	516	1.18	453	1.21	398	1.26	476	1.73
Commercial:
Commercial non-mortgage	4,100	0.15	2,769	0.11	4,619	0.24	5,201	0.31	7,871	0.52
Commercial real estate:
Commercial real estate	4,897	0.17	14,710	0.56	1,766	0.08	11,006	0.53	8,184	0.43
Residential development	—	—	—	—	—	—	194	0.32	551	0.48
Equipment financing loans and leases	362	0.08	1,926	0.46	4,800	1.02	7,937	1.13	10,641	1.20
Total past due 30-89 days	48,376	0.38	73,035	0.61	60,931	0.54	73,518	0.67	100,933	0.92
Past due 90 days or more and accruing:
Commercial non-mortgage	4,269	0.16	346	0.01	161	0.01	91	0.01	50	0.01
Commercial real estate	232	0.01	891	0.03	428	0.02	—	—	236	0.01
Residential development	—	—	—	—	135	0.34	—	—	—	—
Total past due 90 days or more and accruing	4,501	0.04	1,237	0.01	724	0.01	91	—	286	—
Loans and leases past due 30 days or more and accruing	52,877	0.42	74,272	0.62	61,655	0.55	73,609	0.67	$101,219	0.92

Deferred fees and unamortized premiums	189		214		194		245		N/A
Accrued interest	669		887		720		884		N/A
Recorded investment in loans and leases past due 30 days or more and accruing	$53,735		$75,373		$62,569		$74,738		N/A (3)

(1)	Past due loan and lease balances exclude the impact of deferred fees and unamortized premiums.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred fees and unamortized premiums.

(3)	Recorded investment at December 31, 2009 is unavailable, as the Company began disclosing recorded investment upon the adoption of ASU 2010-20 at December 31, 2010.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Webster’s Credit Risk Management Committee reviews and advises on the adequacy of these reserves. The ALLL is considered a critical accounting policy.
The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, nature and performance, and by economic factors, nationally or, specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of December 31, 2013.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements.
(i) Problem loans and leases are analyzed and assessed for specific reserves based on collateral, cash flow and probability of re-default characteristics specific to each loan or lease.
(ii) Loans and leases with similar type and risk characteristics are segmented into homogeneous pools, and modeled using quantitative historic factors. The homogeneous commercial portfolio loss estimate is calculated based on internal risk rating, the historic probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases will affect the calculation of the allowance. The formula for both homogeneous residential and consumer portfolio allowance is calculated by applying loss factors based on historic delinquency, defaults and net losses. Webster Bank considers other quantitative contributing factors for risks associated with the homogeneous loan portfolio not reflected in the quantitative modeling and adjusts its estimate based on the analysis. Some examples of contributing factors include the potential impact of policy exceptions, collateral values, unemployment and changes in economic activity.
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include, staffing, loan and lease concentrations, and macro economic activity. The quantitative and qualitative contributing factors are consistent with interagency guidance.
At December 31, 2013, the allowance for loan and lease losses was $152.6 million, which is 1.20% of total loans and leases and 93.65% of non-performing loans and leases. This compares with an allowance for loan and lease losses of $177.1 million, which is 1.47% of total loans and leases and 90.93% of non-performing loans and leases, at December 31, 2012. The decrease in the allowance for loan and lease losses, notwithstanding loan and lease growth, reflects improved portfolio quality and economic conditions across all lines of business.
Table 23: The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$20,580	0.61	$29,474	0.90	$34,565	1.07	$30,792	0.98	$26,895	0.93
Consumer	39,551	1.56	54,254	2.06	67,785	2.46	95,071	3.33	102,017	3.38
Commercial	47,706	1.45	46,566	1.60	60,681	2.54	74,470	3.54	88,406	4.35
Commercial real estate	29,883	0.98	30,834	1.11	45,013	1.89	77,695	3.54	74,753	3.43
Equipment financing	3,912	0.85	4,001	0.95	8,943	1.88	21,637	3.04	29,113	3.24
Unallocated	10,941	—	12,000	—	16,500	—	22,000	—	20,000	—
ALLL reserve	$152,573	1.20	$177,129	1.47	$233,487	2.08	$321,665	2.92	$341,184	3.09

(1)
Percentage represents allocated allowance for loan and lease losses to the total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential portfolio at December 31, 2013 decreased $8.9 million compared to December 31, 2012. With moderate growth in the residential portfolio for the year, the decrease in reserve is a result of reduced levels of delinquent and non-performing loans and with lower calculated impairment charges on modified loans. Projected loss estimates continue to trend lower for this portfolio.
The ALLL reserve allocated to the consumer portfolio at December 31, 2013 decreased $14.7 million compared to December 31, 2012. This was the result of the overall balance of the consumer portfolio declined from the prior year. Additionally, reduced levels of delinquent and non-performing loans have driven projected loss estimates lower for this portfolio.
The ALLL reserve allocated to the commercial portfolio at December 31, 2013 increased $1.1 million compared to December 31, 2012. The increase in reserve is due to the combination of the growth in the commercial loan portfolio for the year partially offset by continued asset quality improvement which is driving projected loss estimates lower.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2013 decreased $1.0 million compared to December 31, 2012. The decrease in reserve is due to improved loan quality and declines in classified loans, offset by the growth in the commercial real estate portfolio for the year. These have the effect of improving the risk profile and driving projected loss estimates lower.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2013 decreased $0.1 million compared to December 31, 2012. With moderate growth in the equipment finance portfolio for the year, the decrease in reserve is due to improved credit metrics which include reductions in delinquent, non-accrual and classified loans and leases, coupled with net recoveries for the year. Projected loss estimates have increased due to an anticipated reduction in future net recoveries.
The unallocated portion of the ALLL reserve represents qualitative factors that are not specifically driven by defined metrics, which can have an incremental, or regressive, impact on losses incurred in the loan portfolios. The unallocated portion of the ALLL reserve at December 31, 2013 decreased $1.1 million compared to December 31, 2012. The decrease is due to management's assessment of the current qualitative factors which reflect an expected lower risk of loss.
Net charge-offs for the year ended December 31, 2013 were $58.1 million, representing 0.47% of average loans and leases outstanding during 2013. This compares with net charge-offs for the year ended December 31, 2012 of $77.9 million, representing 0.68% of average loans and leases outstanding during 2012. The resulting decrease of $19.8 million in net charge-offs for 2013 compared to 2012 reflects lower levels of losses offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan and lease quality metrics for the year ended December 31, 2013. The decrease in net charge-offs consisted of a $1.9 million decrease for the residential portfolio, a $14.0 million decrease for the consumer portfolio, a $15.0 million decrease for the commercial portfolio, offset by a $6.1 million increase for the commercial real estate portfolio and reduced net recoveries of $5.0 million for the equipment financing portfolio.
Table 24: The following table provides a summary of net charge-offs to average loans and leases by category:

	Years ended December 31,
	2013	2012	2011	2010	2009
Net charge-offs (recoveries):
Residential	0.31%	0.37%	0.34%	0.51%	0.59%
Consumer	0.74	1.37	1.70	2.10	2.42
Commercial	0.55	1.12	1.53	1.34	2.47
Commercial real estate	0.48	0.30	0.99	0.85	0.77
Equipment financing	(0.67)	(1.84)	(0.73)	1.52	2.80
Total net charge-offs to total average loans and leases	0.47	0.68	1.00	1.23	1.68

Table 25: The following tables provide detail of activity in the allowance for loan and lease losses and the reserve for unfunded commitments:

	At or for the years ended December 31,
(In thousands)	2013	2012	2011	2010	2009
ALLL beginning balance	$177,129	$233,487	$321,665	$341,184	$235,329
Allowance for sold loans (1)	—	—	—	—	(469)
Provision	33,500	21,500	22,500	115,000	302,700
Charge-offs:
Residential	(11,592)	(12,927)	(11,524)	(16,991)	(20,013)
Consumer	(29,037)	(43,920)	(52,997)	(66,215)	(79,967)
Commercial	(19,126)	(35,793)	(39,933)	(31,570)	(58,978)
Commercial real estate	(15,425)	(9,894)	(22,721)	(19,139)	(17,140)
Equipment financing	(279)	(1,668)	(2,154)	(16,760)	(29,801)
Total charge-offs	(75,459)	(104,202)	(129,329)	(150,675)	(205,899)
Recoveries:
Residential	1,402	803	933	1,671	2,527
Consumer	6,185	7,040	5,449	4,637	3,199
Commercial	5,123	6,817	5,276	4,285	1,579
Commercial real estate	1,648	2,210	544	996	9
Equipment financing	3,045	9,474	6,449	4,567	2,209
Total recoveries	17,403	26,344	18,651	16,156	9,523
Net charge-offs	(58,056)	(77,858)	(110,678)	(134,519)	(196,376)
ALLL ending balance	$152,573	$177,129	$233,487	$321,665	$341,184

Reserve for unfunded credit commitments: (2)
Beginning balance	$5,662	$5,449	$9,378	$10,105	$10,500
Provision	64	723	209	311	300
Benefit	(1,342)	(510)	(4,138)	(1,038)	(695)
Ending balance-reserve for unfunded credit commitments	$4,384	$5,662	$5,449	$9,378	$10,105

(1)	Balance represents the allowance for loans sold associated with the sale of Budget Installment Corporation in November 2009.

(2)
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of 2010, the provision is reflected as a component of non-interest expense.

Sources of Funds
Deposits are the primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs. Additional sources of funds include Federal Home Loan Bank advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via a line of credit or transfer from another deposit account) designed to meet the transactional, savings and investment needs of our consumer and business customers throughout 169 banking centers within our primary market area.
Webster manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Table 26: Daily average balances of deposits by type and weighted-average rates paid thereon for the period indicated:

	Years ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing:
Demand	$2,939,324		$2,638,025		$2,278,419
Interest-bearing:
Checking	1,873,337	0.05%	1,635,857	0.06%	1,436,405	0.12%
Health savings accounts	1,454,558	0.41	1,201,992	0.54	986,875	0.83
Money market	2,341,568	0.20	2,190,266	0.22	2,408,765	0.33
Savings	3,841,923	0.18	3,796,466	0.23	3,702,288	0.43
Time deposits	2,357,321	1.20	2,703,414	1.43	3,031,835	1.55
Total interest-bearing	11,868,707	0.39	11,527,995	0.52	11,566,168	0.70
Total average deposits	$14,808,031	0.31%	$14,166,020	0.42%	$13,844,587	0.58%
Average deposits increased $642.0 million, or 4.5%, in 2013 compared to 2012 and increased $321.4 million, or 2.3%, in 2012 compared to 2011. There has been a steady growth in deposits, most significantly for health savings accounts and non-interest bearing classifications, partially offset by a decline in time deposits. As a result, there has been a steady decrease in the average cost of deposits. See Note 9 - Deposits in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information.
Time deposits with a denomination of $100 thousand or more amounted to $0.9 billion, $0.9 billion, and $1.0 billion and represented approximately 5.8%, 6.4%, and 7.2% of total deposits at December 31, 2013, 2012, and 2011, respectively.
Table 27: Amount of time deposits with a denomination of $100 thousand or more at December 31, 2013, maturing during the periods indicated:

(In thousands)
Due within 3 months	$192,946
Due after 3 months and within 6 months	91,987
Due after 6 months and within 12 months	181,324
Due after 12 months	401,610
Total	$867,867

Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $108.2 million of FHLB capital stock as of December 31, 2013 and $104.9 million as of December 31, 2012 for its membership and for outstanding advances and other extensions of credit. The FHLB most recently declared a cash dividend equal to an annual yield of 0.37% on October 25, 2013.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At December 31, 2013 and 2012, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings
Borrowings, utilized as a source of funding for liquidity and interest rate risk management purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase (whereby Webster delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future). In addition, Webster will utilize term and overnight Federal funds to meet short-term liquidity needs. The Company also carries long-term debt which, at December 31, 2013, consists of senior notes maturing in 2014 and junior subordinated notes maturing in 2033.
Table 28: Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods indicated:

	Years ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,652,471	0.98%	$1,389,999	1.22%	$569,987	2.52%
Securities sold under agreements to repurchase	972,313	2.09	1,033,933	2.01	919,762	1.74
Federal funds	255,689	0.18	173,690	0.17	122,656	0.14
Treasury, tax and loan	—	—	—	—	10,905	—
Long-term debt	233,850	3.12	418,896	4.07	565,331	4.36
Total average borrowings	$3,114,323	1.42%	$3,016,518	1.82%	$2,188,641	2.52%
Average borrowings increased $0.1 billion, or 3.2%, in 2013 compared to 2012, and increased $0.8 billion, or 37.8%, in 2012 compared to 2011. The increase in 2013 compared to 2012, and the increase in 2012 compared to 2011 was primarily due to greater utilization of FHLB advances at lower interest rates offset by prepayments of long-term debt with higher interest rates. Average borrowings represented 15.4%, 15.6%, and 12.1% of average total assets at December 31, 2013, 2012, and 2011, respectively.
See Note 10 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 11 - Federal Home Loan Bank Advances and Note 12 - Long-Term Debt in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information.
On February 11, 2014, Webster completed an underwritten public offering of $150 million aggregate principal amount of 4.375% senior notes maturing February 15, 2024. Webster received net proceeds of $148.0 million from the public offering. See Note 25 - Subsequent Event in the Notes to Consolidated Financial Statements included elsewhere within this report.

Table 29: The following table summarizes the Company’s contractual obligations to make future payments as of December 31, 2013. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
FHLB advances	$2,052,360	$1,550,000	$145,934	$200,500	$155,926
Senior notes	150,000	150,000	—	—	—
Junior subordinated debt	77,320	—	—	—	77,320
Securities sold under agreements to repurchase	1,009,662	459,662	150,000	400,000	—
Operating leases	153,096	19,206	36,427	28,164	69,299
Purchase obligations	167,992	38,356	53,297	40,840	35,499
Deposits with stated maturity dates	2,227,144	1,345,729	663,099	217,004	1,312
Total contractual obligations	$5,837,574	$3,562,953	$1,048,757	$886,508	$339,356
As of December 31, 2013, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.
The Company has investments in private equity funds which are included in other assets in the accompanying Consolidated Balance Sheets. The Company has $7.8 million in unfunded commitments remaining for these investments in as of December 31, 2013.
Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The Company has $4.3 billion in other commitments including unused commitments to extend credit, standby letters of credit, and commercial letters of credit as of December 31, 2013.

Liquidity
Liquidity management allows Webster to meet cash flow requirements at a reasonable cost under various operating environments. Liquidity at the holding company level and at the Webster Bank level is actively managed and reviewed in order to maintain stable, cost effective funding to promote strength in their balance sheets. Liquidity comes from a variety of cash flow sources such as operating activities including principal and interest payments on loans and investments, or financing activities including unpledged securities which can be utilized to secure funding or sold, and new deposits. Webster has a commitment to maintain a strong, increasing base of core deposits to support growth in its loan and lease portfolio.
Company Liquidity:
Webster’s primary sources of liquidity at the Company level are dividends from Webster Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to common and preferred shareholders, repurchases of Webster’s common stock and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in this report. At December 31, 2013, there were $153.8 million of retained earnings available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $90.0 million in dividends during the year ended December 31, 2013.
Webster periodically repurchases common shares to fund employee compensation plans. For the year ended December 31, 2013, 26,819 shares of common stock were repurchased, at a cost of approximately $671.3 thousand for this purpose. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. At December 31, 2013 there was $50.0 million of remaining repurchase authority under the common stock repurchase program. For the year ended December 31, 2012, a total of 2,673,017 shares of common stock were repurchased, at a cost of approximately $53.2 million, of which 2,518,891 shares were purchased under the common stock repurchase program at a cost of $50 million and 154,126 shares, at a cost of approximately $3.2 million, were purchased to fund employee compensation plans.
Webster Bank Liquidity:
Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market deposits and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 85.5% at December 31, 2013.
At December 31, 2013 and 2012, FHLB advances totaled $2.1 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion and $0.5 billion at December 31, 2013 and 2012, respectively. Webster Bank also had additional borrowing capacity from unused collateral at the FRB of $0.8 billion and $0.5 billion at December 31, 2013 and 2012, respectively. In addition, unpledged securities of $3.7 billion could have been used to increase borrowing capacity, either by $3.1 billion at the FHLB or by $3.3 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at December 31, 2013.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC considers such factors as the overall asset/liability structure, market conditions, competition and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements at December 31, 2013. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank to satisfy certain minimum leverage and risk-based capital requirements, as a commercial bank. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. At December 31, 2013, Webster Bank was in compliance with all applicable capital requirements and exceeded FDIC requirements for a “well capitalized” institution. See Note 14 - Regulatory Matters in the Notes to Consolidated Financial Statements included elsewhere within this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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

Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the year ended December 31, 2013, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2013 and 2012, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Asset sensitivity is defined as earnings or net economic value increasing compared to a base scenario when interest rates rise and decreasing when interest rates fall. In other words, assets are more sensitive to changing interest rates than liabilities and, therefore, re-price faster. Likewise, liability sensitivity is defined as earnings or net economic value decreasing compared to a base scenario when interest rates rise and increasing when interest rates fall.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees and derivative mark-to-market adjustments.
Four main tools are used for managing interest rate risk: (i) the size and duration of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures and options, interest rate swaps and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 17 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting December 31, 2013 and 2012, might have on Webster’s net interest income ("NII") for the subsequent twelve month period.
 Table 30: Earnings at risk to parallel changes in rates (NII):

NII	-200bp	-100bp	+100bp	+200bp
December 31, 2013	N/A	N/A	0.1%	0.6%
December 31, 2012	N/A	N/A	0.3%	1.1%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2013 and 2012, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.
 Table 31: Earnings at risk to parallel changes in rates (PPNR):

PPNR	-200bp	-100bp	+100bp	+200bp
December 31, 2013	N/A	N/A	0.7%	2.0%
December 31, 2012	N/A	N/A	(0.3)%	0.3%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario, as of both December 31, 2013 and 2012, assumed a federal funds rate of 0.25%. NII results are less positive since December 31, 2012 due to a reduction in forecast prepayment speeds in the residential loan and mortgage-backed securities portfolios from higher market interest rates partially offset by replacing fixed with floating rate investments. PPNR is more positive from December 31, 2012 due to an increase in interest rate futures contracts in 2013 which added asset sensitivity through fee income. As the federal funds rate was at 0.25% on December 31, 2013, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of low short-term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in the Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting December 31, 2013 and 2012.
Table 32: Earnings at risk to non-parallel changes in rates (NII).

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2013	N/A	N/A	(1.1)%	(2.0)%	(2.8)%	(1.4)%	1.3%	2.6%
December 31, 2012	N/A	N/A	(1.2)%	(2.2)%	(4.0)%	(2.0)%	2.0%	3.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2013 and 2012.
Table 33: Earnings at risk to non-parallel changes in rates (PPNR).

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2013	N/A	N/A	(1.4)%	(2.6)%	(4.5)%	(2.1)%	2.1%	4.3%
December 31, 2012	N/A	N/A	(2.2)%	(4.4)%	(7.4)%	(3.4)%	2.7%	5.4%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
The change in NII and PPNR at risk to the long end of the yield curve moving up and down is due primarily to lower forecasted residential mortgage and mortgage-backed securities prepayment speeds from higher market interest rates since last year. Sensitivity to the short end of the yield curve was little changed for NII but is less negative for PPNR due to an increase in interest rate futures contracts. Webster is within policy for all scenarios.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2013 and 2012, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points.
Table 34: Market value sensitivity (Equity at risk).

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
December 31, 2013
Assets	$20,852,999	$20,589,480	N/A	$(571,146)
Liabilities	18,643,811	18,108,291	N/A	(374,071)
Total	$2,209,188	$2,481,189	N/A	$(197,075)
Net change as % base net economic value				(7.9)%

December 31, 2012
Assets	$20,146,765	$20,154,666	N/A	$(352,358)
Liabilities	18,053,235	17,912,452	N/A	(424,867)
Total	$2,093,530	$2,242,214	N/A	$72,509
Net change as % base net economic value				3.2%
Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments, it can also be thought of as the weighted-average expected time to receive future cash flows. For floating rate instruments, it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have durations as short as one day and, therefore, have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was 0.5 years at December 31, 2013. This duration gap implies that assets are longer than liabilities and, therefore, have more price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster's net estimated economic value would decrease when interest rates rise as the increased value of liabilities would be more than offset by the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to decrease when interest rates rise and increase when rates fall over the longer term absent the effects of new business booked in the future. At the end of 2012, the duration gap was negative 0.9 years. The change in Webster's duration gap is due to increased asset duration at December 31, 2013 driven primarily by lower forecast residential loan and MBS prepayment speeds and decreased liability duration at December 31, 2013 driven primarily by an increase in short-term borrowings along with deposit mix change.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2013 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

Critical Accounting Policies and Accounting Estimates
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to U.S. generally accepted accounting principles and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere within this report. The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses in the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified the Company's most critical accounting policies and accounting estimates, which have been discussed with the appropriate committees of the Board of Directors, as follows:
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimation of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. The allowance for loan and lease losses is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification ("ASC") Topic 310, “Receivables” and allowance allocation calculated in accordance with ASC Topic 450, “Contingencies”.
The level of the allowance for loan and lease losses reflects management’s judgment based on continuing evaluation of industry concentrations, specific credit risks, loss experience, current portfolio quality, present economic, political and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. This allowance balance may be allocated for specific portfolio credits; however, the entire allowance balance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, changes in interest rates, and regulatory authorities altering their loan classification guidance.
Fair Value Measurements
Many assets and liabilities are stated using fair value measurements. Fair value is applied on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting, in accordance with ASC Topic 820, "Fair Value Measurement". Examples include available-or-sale securities and derivative instruments. Additionally, fair value is applied on a non-recurring basis to evaluate assets or liabilities for impairment or used for disclosure purposes, in accordance with ASC Topic 825, "Financial Instruments". Examples include impaired loans, goodwill, core deposit intangible assets, and certain long-lived assets, as well as loans held for sale and mortgage servicing assets, that are accounted for at the lower of cost or fair value.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable management judgment is often involved in determining the amount that is most representative of fair value. In addition, changes in legislation or regulatory environment could further impact these assumptions.
To increase consistency and comparability in fair value measures, management adheres to the three-level hierarchy established to prioritize the inputs used in valuation techniques, which consists of (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability and as a result, assets or liabilities may be transferred between hierarchy levels due to changes in availability of observable market inputs used to measure fair value at that measurement date.

Table 35: The following table provides the hierarchy level and valuation methodology for financial instru ments measured at fair value:

Financial Instrument	Hierarchy	Valuation Methodology

Available for sale securities	Level 1	Consists of U.S. Treasury securities and equity securities which have quoted prices.
Level 2
Consists of Agency CMOs, Agency MBS, Agency CMBS, CMBS, CLOs, single-issuer trust preferred securities, auction rate preferred securities, and corporate bonds, for which quoted market prices are not available. Management employs an independent pricing service that utilizes matrix pricing to calculate fair value. This fair value measurement considers observable data such as dealer quotes, dealer price indications, market spreads, credit information, and the respective terms and conditions for debt instruments. Procedures are in place to monitor assumptions and establish processes to challenge valuations received from pricing services that appear unusual or unexpected.

Level 3
Consists of pooled trust preferred securities. Management uses an internally developed model to value pooled trust preferred securities. Various model inputs include actual and estimated deferral and default rates, and discount rates implied from observable market inputs.

Derivative instruments	Level 1	Consists of Fed Funds futures contracts which have quoted prices.
Level 2
Consists of interest rate swaps and mortgage banking derivatives. Management uses readily observable market parameters to value these contracts. Further, for interest rate swaps, Bloomberg models are utilized.

Investments held in Rabbi Trust	Level 1
Consists primarily of mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual fund.

Alternative investments	Level 3
Webster records investments in private equity funds at cost or fair value based on ownership percentage in the fund. Ownership in investments less than 3% are recorded at cost and are subject to impairment testing. Equity investments that do not have a readily determinable fair value are recorded at cost and subject to impairment testing. Investment ownership in private equity funds greater than 3% are accounted for at fair value using a Net Asset Value (NAV) as a practical expedient to calculate fair value.

Credit-driven OTTI is monitored for pooled trust preferred securities due to the continued inactive market and illiquid nature in the entire capital structure of these CDO securities. An internal cash flow model is used to value these securities on a quarterly basis. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pool is rated internally using the latest financial data on each institution, and future deferrals, defaults and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading. Management compares the amortized cost to the present value of expected cash flows adjusted for deferrals and defaults using the discount margin at the time of purchase to determine potential OTTI due to credit losses, which would be charged against earnings. Other factors that management considers include an analysis of excess subordination and temporary interest shortfall coverage. Additional interest deferrals, defaults, or ratings changes could result in further OTTI due to credit losses.
On December 10, 2013, Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or have an ownership interest in Covered Funds. The final rule definition of a Covered Fund includes investments such as certain CLO and CDO securities, in the available for sale portfolio, and alternative investments. The company will divest its Covered Fund investments in accordance with the conformance period defined in the Final Rule. As a result, OTTI is immediately triggered since it becomes more likely than not that the company would be required to divest of a security with a current unrealized loss before achieving full recovery of its cost. Unlike credit-driven OTTI, when only the credit portion of the impairment is charged against earnings, a required divestiture situation results in a full write-down to market value in the current period. Therefore, the Company recognized OTTI of $7.3 million on the affected securities for the year ended December 31, 2013.
Information regarding the fair value hierarchy levels and Volcker Rule impact are more fully described, along with additional information regarding fair value measurements, in Note 18 - Fair Value Measurements and Note 3 - Investment Securities in the Notes to Consolidated Financial Statements included elsewhere within this report.

Goodwill Valuation
Goodwill represents the excess purchase price of businesses acquired over the fair value, at acquisition, of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is evaluated for impairment, at least annually, in accordance with ASC Topic 350, "Intangibles - Goodwill and Other". Quarterly, an assessment of potential triggering events is performed and should events or circumstances be present that, more likely than not, would reduce the fair value of a reporting unit below its carrying value, the Company then evaluates: periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; and internally developed forecasts to determine if its recorded goodwill may be impaired.
The valuation of goodwill involves estimates which require significant management judgment. Determining the fair value of a reporting unit involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range, the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. The Company utilizes both an income approach and a market approach to arrive at an indicated fair value range for the reporting unit. The comparable company method is used to corroborate the income approach, giving an indication of the fair value of equity of the reporting units, by including small to mid-sized banks based in the Northeast with significant geographic or product line overlap to Webster and its reporting units. Webster calculated the following multiples for the selected comparable companies: core deposit premium, equity value-to-tangible book value, equity value-to-revenue and price-to-earnings per share. The selected multiple ranges were based on a range of 90% to 100% of the median multiples, subject to an adjustment factor and a global factor calculated based on the quantitative and qualitative differences between the comparable companies and the reporting units. In this income approach for 2013, the discount rate varies for each reporting unit and ranged from 10.1% to 13.0%. The long-term growth rate used in determining the terminal value of the reporting units cash flows was estimated at 4% and is based on management's assessment of the minimum expected terminal growth rate of each reporting unit as well as broader economic business and regulatory considerations.
Webster also uses a valuation methodology that addresses market concerns, Basel III, and fully allocates capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk weighted assets, tangible assets and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. This methodology creates a risk weighted asset base; a tangible asset base; as well as a deposit base; and intangibles and management assessments.
Goodwill impairment is determined using a two-step process. In “Step 1”, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. The fair value of the Consumer Deposits, Business Banking, and Other reporting units where goodwill resides exceeded carrying value by 52.5%, 18.1%, and 257.8%, respectively, at the August 31, 2013 testing date. As of December 31, 2013, the Company does not expect it has any reporting units that are at risk of failing Step 1 of the goodwill impairment test. However, for the Business Banking reporting unit for which the fair value exceeded the carrying amount by approximately 18%, stressing the discount rate up to 16.3% or the projected net income down by 16% would result in the Company having to perform additional analysis (step two impairment test).
With respect to sensitivity analysis related to the Business Banking reporting unit, for which the fair value exceeded the carrying amount by approximately 18%, stressing (i) the discount rate up approximately 150 basis points or (ii) the projection of net income downward by approximately 12%, assuming no changes in any other variable, would result in the Company having to perform additional analysis under Step 2.
Calculations around sensitivity are hypothetical and should not be considered to be predictive of future performance. Impacts to implied fair value based on adverse changes in assumptions should not be extrapolated as the relationship of change in assumption to the change in fair value may not be linear.

Income Taxes
In accordance with ASC Topic 740, "Income Taxes", certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of deferred tax assets and the resolution of uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of deferred tax assets and resolution of uncertain tax positions could differ materially from the amounts recorded in the Consolidated Financial Statements.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns and for which a financial statement tax benefit has been recognized. The realization of deferred tax assets depends upon future sources of taxable income and the existence of prior years' taxable income to which carryback refund claims could be made. Valuation allowances are established for those deferred tax assets determined not likely to be realized based on management's judgment.
Tax positions that are uncertain but meet a more likely than not recognition threshold are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.
Income taxes are more fully described in Note 8 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.
Defined Benefit Pension and Postretirement Benefits Plans
The determination of the obligation and expense for the defined benefit pension and postretirement benefits plans is dependent upon certain key assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets, and rates of increase in compensation and health care costs. Market- driven rates may fluctuate unexpectedly, and actual results would differ from the assumptions utilized for actuarial valuations. Significant differences in actual experience or significant changes in the key assumptions may materially affect the future defined benefit pension and postretirement benefits obligations and expense. The Company has a retirement plans committee which evaluates the key assumptions for the benefit plans annually. The discount rates used in the actuarial valuation of the defined benefit pension and postretirement benefits plans were calculated using the CitiGroup yield curve as of each measurement date. Trends in the key assumptions used in the actuarial valuations are more fully described in Note 19 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements included elsewhere within this report.
Accounting Standards Updates
See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere within this report for details of recently issued accounting pronouncements and their expected impact on the Company's financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:
We have audited the accompanying consolidated balance sheet of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Webster Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February [28], 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:
We have audited the accompanying consolidated balance sheet of Webster Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webster Financial Corporation and subsidiaries at December 31, 2012 and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2013

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2013	2012
Assets:
Cash and due from banks	$223,616	$252,283
Interest-bearing deposits	23,674	98,205
Securities available for sale, at fair value	3,106,931	3,136,160
Securities held-to-maturity (fair value of $3,370,912 and $3,264,718)	3,358,721	3,107,529
Federal Home Loan Bank and Federal Reserve Bank stock	158,878	155,630
Loans held for sale	20,802	107,633
Loans and leases	12,699,776	12,028,696
Allowance for loan and lease losses	(152,573)	(177,129)
Loans and leases, net	12,547,203	11,851,567
Deferred tax asset, net	65,109	68,681
Premises and equipment, net	121,605	134,562
Goodwill	529,887	529,887
Other intangible assets, net	5,351	10,270
Cash surrender value of life insurance policies	430,535	418,293
Prepaid FDIC premiums	—	16,323
Accrued interest receivable and other assets	260,687	259,742
Total assets	$20,852,999	$20,146,765
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,128,152	$2,881,131
Interest-bearing	11,726,268	11,649,704
Total deposits	14,854,420	14,530,835
Securities sold under agreements to repurchase and other borrowings	1,331,662	1,076,160
Federal Home Loan Bank advances	2,052,421	1,827,612
Long-term debt	228,365	334,276
Accrued expenses and other liabilities	176,943	284,352
Total liabilities	18,643,811	18,053,235
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares
Issued - 93,366,673 and 90,735,596 shares	934	907
Paid-in capital	1,125,584	1,145,620
Retained earnings	1,080,488	1,000,427
Less: Treasury stock, at cost (3,407,256 and 5,772,006 shares)	(100,918)	(172,807)
Accumulated other comprehensive loss	(48,549)	(32,266)
Total shareholders' equity	2,209,188	2,093,530
Total liabilities and shareholders' equity	$20,852,999	$20,146,765
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Interest Income:
Interest and fees on loans and leases	$490,985	$485,666	$486,883
Taxable interest and dividends on securities	172,151	178,215	182,599
Non-taxable interest on securities	22,436	27,196	29,006
Loans held for sale	2,068	2,425	1,235
Total interest income	687,640	693,502	699,723
Interest Expense:
Deposits	46,582	59,586	80,808
Securities sold under agreements to repurchase and other borrowings	20,800	21,034	16,172
Federal Home Loan Bank advances	16,229	16,943	14,352
Long-term debt	7,301	17,031	24,623
Total interest expense	90,912	114,594	135,955
Net interest income	596,728	578,908	563,768
Provision for loan and lease losses	33,500	21,500	22,500
Net interest income after provision for loan and lease losses	563,228	557,408	541,268
Non-interest Income:
Deposit service fees	98,968	96,633	102,795
Loan related fees	21,860	18,043	20,237
Wealth and investment services	34,771	29,515	26,421
Mortgage banking activities	16,359	23,037	4,905
Increase in cash surrender value of life insurance policies	13,770	11,254	10,360
Net loss on trading securities	—	—	(1,799)
Net gain on sale of investment securities	712	3,347	3,823
Impairment loss recognized in earnings	(7,277)	—	—
Other income	11,887	10,929	10,300
Total non-interest income	191,050	192,758	177,042
Non-interest Expense:
Compensation and benefits	264,835	264,101	262,647
Occupancy	48,794	50,131	53,866
Technology and equipment	60,326	62,210	60,721
Intangible assets amortization	4,919	5,420	5,588
Marketing	15,502	16,827	18,456
Professional and outside services	9,532	11,348	11,203
Deposit insurance	21,114	22,749	20,927
Litigation	—	—	(9,523)
Other expense	73,037	69,018	87,091
Total non-interest expense	498,059	501,804	510,976
Income from continuing operations before income tax expense	256,219	248,362	207,334
Income tax expense	76,670	74,665	57,951
Income from continuing operations	179,549	173,697	149,383
Income from discontinued operations, net of tax	—	—	1,995
Net income	179,549	173,697	151,378
Less: Net loss attributable to non controlling interests	—	—	(1)
Net income attributable to Webster Financial Corporation	179,549	173,697	151,379
Preferred stock dividends	(10,803)	(2,460)	(3,286)
Net income available to common shareholders	$168,746	$171,237	$148,093
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, continued

	Years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Net income per common share:
Basic:
Income from continuing operations	$1.90	$1.96	$1.67
Income from discontinued operations, net of tax	—	—	0.02
Net income available to common shareholders	$1.90	$1.96	$1.69
Diluted:
Income from continuing operations	$1.86	$1.86	$1.59
Income from discontinued operations, net of tax	—	—	0.02
Net income available to common shareholders	$1.86	$1.86	$1.61
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2013	2012	2011
Net income	$179,549	$173,697	$151,378
Other comprehensive income, net of taxes:
Total available for sale and transferred securities	(45,358)	26,774	(1,562)
Total derivative instruments	9,696	982	(22,995)
Total defined benefit pension and postretirement benefit plans	19,379	182	(21,938)
Other comprehensive (loss) income	(16,283)	27,938	(46,495)
Comprehensive income	163,266	201,635	104,883
Less: comprehensive loss attributable to non controlling interests	—	—	(1)
Comprehensive income attributable to Webster Financial Corporation	$163,266	$201,635	$104,884
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non Controlling Interests	Total Equity
Balance at December 31, 2010	$28,939	$907	$1,160,690	$741,870	$(149,462)	$(13,709)	$9,644	$1,778,879
Net income (loss)	—	—	—	151,379	—	—	(1)	151,378
Other comprehensive loss	—	—	—	—	—	(46,495)	—	(46,495)
Dividends declared on common stock of $0.16 per share	—	—	—	(13,978)	—	—	—	(13,978)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	—	(2,460)
Subsidiary preferred stock dividends $0.8265 per share	—	—	—	(826)	—	—	—	(826)
Redemption of subsidiary preferred stock	—	—	—	—	—	—	(9,577)	(9,577)
Dissolution of joint venture	—	—	—	—	—	—	(66)	(66)
Common stock warrants repurchased	—	—	(16,285)	—	—	—	—	(16,285)
Exercise of stock options	—	—	(371)	—	584	—	—	213
Net shares acquired related to employee share-based compensation plans	—	—	3	—	(1,673)	—	—	(1,670)
Stock-based compensation, net of tax effects	—	—	1,014	(10,233)	15,191	—	—	5,972
Issuance of common stock	—	—	295	(325)	719	—	—	689
Balance at December 31, 2011	28,939	907	1,145,346	865,427	(134,641)	(60,204)	—	1,845,774
Net income	—	—	—	173,697	—	—	—	173,697
Other comprehensive income	—	—	—	—	—	27,938	—	27,938
Dividends declared on common stock of $0.35 per share	—	—	—	(30,667)	—	—	—	(30,667)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	—	(2,460)
Repurchase of 2,518,891 common shares	—	—	—	—	(50,000)	—	—	(50,000)
Common stock warrants repurchased	—	—	(388)	—	—	—	—	(388)
Exercise of stock options	—	—	(1,988)	—	2,984	—	—	996
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(3,243)	—	—	(3,243)
Stock-based compensation, net of tax effects	—	—	2,090	(5,570)	12,093	—	—	8,613
Issuance of Series E preferred stock	122,710	—	—	—	—	—	—	122,710
Issuance of common stock	—	—	560	—	—	—	—	560
Balance at December 31, 2012	151,649	907	1,145,620	1,000,427	(172,807)	(32,266)	—	2,093,530
Net income	—	—	—	179,549	—	—	—	179,549
Other comprehensive loss	—	—	—	—	—	(16,283)	—	(16,283)
Dividends declared on common stock of $0.55 per share	—	—	—	(48,952)	—	—	—	(48,952)
Dividends declared on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	—	(2,460)
Dividends declared on Series E preferred stock $1,648.89 per share	—	—	—	(8,343)	—	—	—	(8,343)
Common stock warrants repurchased	—	—	(30)	—	—	—	—	(30)
Exercise of stock options	—	—	(2,101)	—	4,837	—	—	2,736
Net shares acquired related to employee share-based compensation plans	—	—	—	—	(672)	—	—	(672)
Stock-based compensation, net of tax effects	—	—	2,832	(3,477)	10,027	—	—	9,382
Issuance of common stock	—	27	(20,737)	(36,256)	57,697	—	—	731
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$—	$2,209,188
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2013	2012	2011
Operating Activities:
Net income attributable to Webster Financial Corporation	$179,549	$173,697	$151,378
Income from discontinued operations, net of tax	—	—	1,995
Income from continuing operations	179,549	173,697	149,383
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for loan and lease losses	33,500	21,500	22,500
Deferred tax expense	11,427	20,992	28,975
Depreciation and amortization	97,414	108,539	83,154
Stock-based compensation	10,664	8,955	6,040
Excess tax benefits from stock-based compensation	(389)	(812)	(392)
(Gain) loss on sale net of write-down, on foreclosed and repossessed assets	(1,295)	(2,344)	5,954
Loss on sale and write-down on premises and equipment, net	1,287	745	3,071
Impairment loss recognized in earnings	7,277	—	—
Loss (gain) on fair value adjustment of alternate investments	389	720	(1,605)
Loss on fair value adjustment of derivative instruments	438	48	1,815
Net gain on the sale of investment securities	(712)	(3,347)	(3,823)
Net decrease in trading securities	—	—	11,554
Increase in cash surrender value of life insurance policies	(13,770)	(11,254)	(10,360)
Gain from life insurance policies	(1,070)	—	(798)
Gain on sale for loans held for sale	(16,359)	(23,037)	(4,905)
Proceeds from sale of loans held for sale	786,658	750,470	315,068
Originations of loans held for sale	(687,090)	(759,355)	(295,519)
Net decrease (increase) in accrued interest receivable and other assets	83,541	(7,847)	(26,824)
Net decrease in accrued expenses and other liabilities	(14,735)	(20,588)	(17,158)
Net cash provided by operating activities	476,724	257,082	266,130
Investing Activities:
Net decrease (increase) in interest-bearing deposits	31,761	(2,143)	(43,251)
Purchases of available for sale securities	(952,995)	(1,204,079)	(1,305,583)
Proceeds from maturities and principal payments of available for sale securities	741,467	854,747	545,933
Proceeds from sales of available for sale securities	57,804	148,222	278,757
Purchases of held-to-maturity securities	(989,397)	(946,996)	(493,618)
Proceeds from maturities and principal payments of held-to-maturity securities	717,601	796,481	579,931
Net purchase of Federal Home Loan Bank and Federal Reserve Board stock	(3,248)	(11,756)	—
Net increase in loans	(742,055)	(915,435)	(338,037)
Purchase of life insurance policies	—	(100,000)	—
Proceeds from life insurance policies	1,768	—	2,268
Proceeds from the sale of foreclosed properties and repossessed assets	7,745	11,469	26,877
Proceeds from the sale of premises and equipment	1,304	1,381	3,881
Purchases of premises and equipment	(21,886)	(21,983)	(28,867)
Net cash used for investing activities	(1,150,131)	(1,390,092)	(771,709)
Financing Activities:
Net increase in deposits	323,585	874,810	47,240
Proceeds from Federal Home Loan Bank advances	4,928,120	6,919,849	1,678,934
Repayments of Federal Home Loan Bank advances	(4,703,287)	(6,344,126)	(1,193,520)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	255,502	(88,546)	73,229
Repayment of long-term debt	(102,579)	(210,971)	(22,689)
Issuance of preferred stock	—	122,710	—
Redemption of subsidiary preferred stock	—	—	(9,577)
Cash dividends paid to common shareholders	(48,952)	(30,667)	(13,978)
Cash dividends paid to preferred shareholders of consolidated subsidiary	—	—	(826)
Cash dividends paid to preferred shareholders	(10,803)	(2,460)	(2,460)
Exercise of stock options	2,736	996	213
Excess tax benefits from stock-based compensation	389	812	392
Issuance of common stock	731	560	689
Common stock repurchased	(672)	(53,243)	(1,670)
Common stock warrants repurchased	(30)	(388)	(16,285)
Net cash provided by financing activities	644,740	1,189,336	539,692
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Discontinued Operations:
Operating activities	—	—	1,995
Net cash provided by discontinued operations	—	—	1,995
Net (decrease) increase in cash and due from banks	(28,667)	56,326	36,108
Cash and due from banks at beginning of year	252,283	195,957	159,849
Cash and due from banks at end of year	$223,616	$252,283	$195,957

Supplemental disclosure of cash flow information:
Interest paid	$88,388	$116,412	$142,984
Income taxes paid	62,926	56,491	32,912
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$11,750	$7,539	$9,568
Transfer of loans from portfolio to loans held for sale	106	22,670	—
See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At December 31, 2013, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank” or the "Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through banking offices, ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending. Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis.
Basis of Presentation. The Consolidated Financial Statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Webster's accounting and financial reporting policies conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the financial services industry.
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
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the trust is included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.
Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value measurements of financial instruments and evaluation of investments for other-than-temporary impairment (“OTTI”), the valuation of goodwill, the deferred tax asset valuation allowance and pension and other postretirement benefits, as well as the status of contingencies, are particularly subject to change.
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
Cash Equivalents and Cash Flows. For the purposes of the Consolidated Statements of Cash Flows, cash equivalents include cash on hand and due from banks and, interest-bearing deposits at the Federal Reserve. Cash equivalents have a maturity of three months or less.
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

Investment Securities. Investment securities are classified at the time of purchase as available for sale or held-to-maturity. Classification is re-evaluated each quarter to ensure appropriate classification and to maintain consistency with corporate objectives. Debt securities held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities held-to-maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities transferred from available for sale to held-to-maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.
Investment securities are reviewed quarterly for OTTI. All securities classified as available for sale or held-to-maturity that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the period of time the security has been in a loss position, in addition to the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Consolidated Statements of Income. The remaining loss component would be recorded in accumulated other comprehensive income ("AOCI"). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve Bank ("FRB") system and is required to maintain an investment in capital stock of the FHLB and FRB. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. The Bank was in compliance with these requirements at December 31, 2013. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.
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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses ("ALLL") is a reserve established through a provision for loan and lease losses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loss activity, current portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans and leases; however, the entire allowance is available for any loan or lease that is charged off. A charge off is recorded on a case-by-case basis when all or a portion of the loan or lease is deemed to be uncollectible. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity and the view of the regulatory authorities regarding loan classifications.
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
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, within other liabilities, is reported as a component of other expense in the accompanying Consolidated Statements of Income.
Troubled Debt Restructurings. A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

Foreclosed and Repossessed Assets. Real estate acquired through foreclosure (“OREO”) or other assets acquired through repossession are carried at the lower of cost or market value less estimated selling costs and are included within other assets in the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Within 90 days of a loan being foreclosed upon, the excess of loan balance over fair value less cost to sell is charged off against the allowance for loan and lease losses. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense in the accompanying Consolidated Statements of Income.
Transfers and Servicing of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when (i) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and (iii) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.
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
Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Premises and equipment being actively marketed for sale are reported as assets held for disposition. Depreciation of premises and equipment is accumulated on a straight-line basis over the estimated useful lives, as follows:

Buildings and improvements	5-30 years
Leasehold improvements	5-20 years (or term of lease, if shorter)
Fixtures and equipment	5-10 years
Data processing and software	3 years
Maintenance and repairs are charged to non-interest expense as incurred, and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense.
Goodwill. Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment annually, during the third fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Discounted cash flow estimates, which include significant management assumptions relating to revenue growth rates, net interest margins, weighted-average cost of capital. and future economic and market conditions, are used to determine fair value under the two-step quantitative test. In “Step 1”, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense.

Other Intangible Assets. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. The Company's core deposit intangible assets are amortized on a straight line basis over a period of ten years .
Securities Sold Under Agreements to Repurchase. These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturities of the agreements.
Stock-based Compensation. Webster maintains several equity incentive plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights may be granted to employees and directors. The Company recognizes the cost of its stock-based compensation over the requisite service period for the awards on a straight-line graded vesting expense schedule. The cost is based on the grant-date fair value, net of estimated forfeitures and is included as a component of compensation expense. The cost of an award to retirement eligible employees is recognized immediately, while the award is subject to a one year minimum hold before vesting. For stock option awards the Black-Scholes Option-Pricing Model is used to measure fair value. For restricted stock and restricted stock unit awards, fair value is measured using the closing stock price at the date of grant.
The Company grants performance-based restricted stock awards that vest after three years. The shares vest in a range from zero to 200% of the target number of shares under the grant depending on performance. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for 50% of the performance-based shares tied to total shareholder return verses a fourteen-bank compensation peer group and based on the market value on the date of grant of the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Excess tax benefits are reported as a cash inflow from financing activities and a cash outflow for operating activities. Excess tax benefits result when tax return deductions exceed recognized compensation cost determined using the grant-date fair value approach for financial statement purposes.
Previously, Webster also offered long-term cash incentive awards to certain officers of the Company. The initial cost of the award is equated to "phantom shares" derived from the average price of the Company's common stock for the 10 days prior to the grant date. The cash value of the "phantom shares" is subsequently adjusted based upon the stock price, subject to a floor equal to the grant-date value and a cap equal to twice the grant date value. The cost is ratably amortized over the applicable vesting period. On a quarterly basis, the current stock price is used to mark to market the unvested amount by recording an adjustment to the liability with the offset to compensation expense.
Income Taxes. Income tax expense, or benefit, is comprised of two components: current and deferred. Current income taxes reflect taxes to be paid or refundable for the current period by applying the provisions of enacted tax laws to the Company's income or loss. Deferred income taxes are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability reflects the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the assets will be realized, and they are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that all or some portion will not be realized.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income.

Earnings Per Common Share. Earnings per common share is computed under the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Non-vested restricted stock awards are participating securities as they have non-forfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 15 - Earnings Per Common Share.
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
For cash flow hedges, the net settlement, upon close-out or termination, that offsets changes in the value of the hedged debt is deferred in accumulated other comprehensive income ("AOCI") and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement termination value which is carried as a basis adjustment to the hedged item is amortized to interest expense over the life of the debt instrument. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.
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

Fair Value Measurements. The Company measures many of its assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement". Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments". Examples of these include impaired loans, long-lived assets, goodwill, and core deposit intangible assets as well as loans held for sale accounted for at the lower of cost or fair value.
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
To increase consistency and comparability of fair value measures, ASC Topic 820, "Fair Value Measurement" established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter, as a result assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 18 - Fair Value Measurements.
Employee Retirement Benefit Plan. Webster Bank offered a noncontributory defined benefit pension plan covering all employees hired before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. A supplemental retirement plan is also maintained for select executive level employees hired before December 31, 2007. Postretirement health care benefits were also offered to certain retired employees.
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
Accounting Standards Updates
Update No. 2011-11 - Balance Sheet (Topic 210): "Disclosures about Offsetting Assets and Liabilities”. The ASU expands required disclosures of information related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments, in an effort to enhance comparability between financial statements prepared with GAAP and IFRS. The requirements include disclosure of net and gross positions in covered financial instruments and derivative instruments which are either (i) offset in accordance with ASC Sections 210-20-45 or 815-10-45, or (ii) subject to an enforceable netting or other similar arrangement. This update was adopted January 1, 2013. The disclosures required by these amendments were applied retrospectively for all comparative periods presented and did not have a material impact on the Company's financial statements.
Update No. 2013-01- Balance Sheet (Topic 210): "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. This update was adopted on January 1, 2013. The amendments did not have a material impact on the Company's financial statements.
Update No. 2013-02- Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update was adopted on January 1, 2013. The amendments did not have a material impact on the Company's financial statements.

Update No. 2013-10- Derivatives and Hedging (Topic 815): "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)". The ASU permits an entity to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the United States Treasury and London Interbank Offered Rate swap rates. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendments did not have a material impact on the Company's financial statements.
Update No. 2013-11- Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)". The ASU requires an entity to present an unrecognized tax benefit as a reduction to a deferred asset, in its statement of financial position, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity would present the unrecognized tax benefit as a liability, in the statement of financial position, and should not net the unrecognized tax benefit with a deferred tax asset. The amendments are effective for annual and interim periods beginning after December 15, 2013. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
Update No. 2014-01- Investments - Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects". The ASU permits an entity to to make an accounting policy election to account for their investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. The amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method to those preexisting investments. The amendment is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
Update No. 2014-04- Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure". The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
NOTE 2: Concentrations and Restrictions on Cash and Cash Equivalents
Webster Bank is required by Federal Reserve Board regulations to maintain reserve balances in cash on hand or at the Federal Reserve Bank. Pursuant to this requirement, Webster held $41.8 million and $44.9 million at December 31, 2013 and 2012, respectively.
The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Interest-bearing deposits with other financial institutions were $23.7 million and $98.2 million at December 31, 2013 and 2012, respectively. The decrease in interest-bearing deposits is primarily due to a reduction in cash balances at the Federal Reserve Bank in excess of reserve requirements.
Cash collateral held on deposit with other financial institution counterparties related to interest rate swap transactions was $16.7 million and $43.4 million at December 31, 2013 and 2012, respectively. Additionally, federal funds sold are essentially uncollateralized loans to other financial institutions. The Company regularly evaluates the credit risk associated with the counterparties to these transactions and believes that Webster is not exposed to any significant credit risks on cash and cash equivalents.

NOTE 3: Investment Securities
A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency collateralized mortgage obligations (“CMOs”)	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency mortgage-backed securities (“MBS”)	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency commercial mortgage-backed securities (“ACMBS”)	71,759	—	(782)	70,977	—	—	70,977
Commercial mortgage-backed securities (“CMBS”)	436,872	28,398	(996)	464,274	—	—	464,274
Collateralized loan obligations ("CLOs") (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities - financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMOs	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995			115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairment at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairment at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairment at December 31, 2013.

	At December 31, 2012
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
U.S. Treasury Bills	$200	$—	$—	$200	$—	$—	$200
Agency CMOs	1,284,126	25,972	(92)	1,310,006	—	—	1,310,006
Agency MBS	1,121,941	21,437	(1,098)	1,142,280	—	—	1,142,280
CMBS	359,438	42,086	(3,493)	398,031	—	—	398,031
CLOs	88,765	—	(225)	88,540	—	—	88,540
Pooled trust preferred securities (1)	46,018	—	(19,811)	26,207	—	—	26,207
Single issuer trust preferred securities	51,181	—	(6,766)	44,415	—	—	44,415
Corporate debt securities	111,281	6,918	—	118,199	—	—	118,199
Equity securities - financial institutions (2)	6,232	2,054	(4)	8,282	—	—	8,282
Total available for sale	$3,069,182	$98,467	$(31,489)	$3,136,160	$—	$—	$3,136,160
Held-to-maturity:
Agency CMOs	$500,369	$—	$—	$500,369	$16,643	$(8)	$517,004
Agency MBS	1,833,677	—	—	1,833,677	88,082	(474)	1,921,285
Municipal bonds and notes	559,131	—	—	559,131	34,366	(110)	593,387
CMBS	199,810	—	—	199,810	18,324	—	218,134
Private Label MBS	14,542	—	—	14,542	366	—	14,908
Total held-to-maturity	$3,107,529	$—	$—	$3,107,529	$157,781	$(592)	$3,264,718

Total investment securities	$6,176,711	$98,467	$(31,489)	$6,243,689	$157,781	$(592)	$6,400,878

(1)	Amortized cost is net of $10.5 million of credit related other-than-temporary impairment at December 31, 2012.

(2)	Amortized cost is net of $21.3 million of other-than-temporary impairment at December 31, 2012.
The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are set forth below:

	Available for Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$325	$325	$90	$91
Due after one year through five years	101,544	105,492	84,923	89,507
Due after five through ten years	213,552	214,124	103,728	107,472
Due after ten years	2,793,177	2,783,406	3,169,980	3,173,842
Total debt securities	$3,108,598	$3,103,347	$3,358,721	$3,370,912
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At December 31, 2013, the Company had $849.3 million carrying value of callable securities in its CMBS, CLO and municipal bond portfolios. The Company considers these factors in the evaluation of its effective duration and interest rate risk profile.
Securities with a carrying value totaling $2.7 billion at December 31, 2013 and $2.5 billion at December 31, 2012 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At December 31, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities which exceed 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs	$149,894	$(1,713)	$9,011	$(155)	15	$158,905	$(1,868)
Agency MBS	616,286	(29,537)	279,680	(18,161)	88	895,966	(47,698)
Agency CMBS	70,977	(782)	—	—	3	70,977	(782)
CMBS	52,340	(996)	—	—	7	52,340	(996)
Pooled trust preferred securities	—	—	11,141	(3,410)	2	11,141	(3,410)
Single issuer trust preferred securities	3,777	(381)	31,158	(6,491)	8	34,935	(6,872)
Total available for sale in an unrealized loss position	$893,274	$(33,409)	$330,990	$(28,217)	123	$1,224,264	$(61,626)
Held-to-maturity:
Agency CMOs	53,789	(1,009)	—	—	4	53,789	(1,009)
Agency MBS	1,045,693	(42,181)	170,780	(11,007)	94	1,216,473	(53,188)
Agency CMBS	90,218	(818)	—	—	4	90,218	(818)
Municipal bonds and notes	46,587	(1,193)	2,166	(35)	51	48,753	(1,228)
CMBS	106,527	(4,059)	14,832	(916)	11	121,359	(4,975)
Total held-to-maturity in an unrealized loss position	$1,342,814	$(49,260)	$187,778	$(11,958)	164	$1,530,592	$(61,218)

Total investment securities in an unrealized loss position	$2,236,088	$(82,669)	$518,768	$(40,175)	287	$2,754,856	$(122,844)

	At December 31, 2012
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for Sale:
Agency CMOs	$69,936	$(92)	$—	$—	4	$69,936	$(92)
Agency MBS	275,818	(1,098)	—	—	28	275,818	(1,098)
CMBS	14,947	(17)	20,909	(3,476)	2	35,856	(3,493)
CLOs	44,775	(225)	—	—	2	44,775	(225)
Pooled trust preferred securities	—	—	26,207	(19,811)	8	26,207	(19,811)
Single issuer trust preferred securities	—	—	44,415	(6,766)	9	44,415	(6,766)
Equity securities-financial institutions	144	(4)	—	—	1	144	(4)
Total available for sale in an unrealized loss position	$405,620	$(1,436)	$91,531	$(30,053)	54	$497,151	$(31,489)
Held-to-maturity:
Agency CMOs	18,741	(8)	—	—	1	18,741	(8)
Agency MBS	161,057	(474)	—	—	12	161,057	(474)
Municipal bonds and notes	5,990	(51)	2,858	(59)	11	8,848	(110)
Total held-to-maturity in an unrealized loss position	$185,788	$(533)	$2,858	$(59)	24	$188,646	$(592)

Total investment securities in an unrealized loss position	$591,408	$(1,969)	$94,389	$(30,112)	78	$685,797	$(32,081)

The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2013. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMOs) – There were $1.9 million in unrealized losses in the Company’s investment in agency CMOs at December 31, 2013 compared to $92 thousand at December 31, 2012. The unrealized loss is attributed to an increase in market interest rates which resulted in lower prices in CMOs. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Agency mortgage-backed securities (MBS) – There were $47.7 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2013, compared to $1.1 million at December 31, 2012. The increase in unrealized losses was primarily due to increased market rates. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Agency commercial mortgage-backed securities (ACMBS) - There were $782 thousand in unrealized losses in the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2013. The portfolio was purchased during the current year ending December 31, 2013 and, therefore, the loss is representative of bid/ask spreads and marginally higher market rates.
Commercial mortgage-backed securities (CMBS) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $1.0 million at December 31, 2013, from $3.5 million at December 31, 2012. As of December 31, 2013, the unrealized loss is comprised of seven positions in five deals with small unrealized losses as a result of increased market rates. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Collateralized loan obligations (CLO) – There were no unrealized losses in the Company’s investment in collateralized loan obligations at December 31, 2013, compared to $225 thousand at December 31, 2012. The decrease in unrealized loss is related to regulatory driven impairment recognized this period as a result of Dodd Frank regulations, specifically the Volcker Rule. The impact of the Volcker rule on the CLO portfolio is discussed in further detail elsewhere in this report.
Pooled trust preferred securities – The pooled trust preferred portfolio consists of six collateralized debt obligations (“CDOs”) containing predominantly bank and insurance company collateral that are currently non-investment grade. At December 31, 2013, the fair value of the pooled trust preferred securities was $28.5 million, an increase of $2.3 million from the fair value of $26.2 million at December 31, 2012. The unrealized losses in the Company's investment in the pooled trust preferred securities were $3.4 million at December 31, 2013, a decrease of $16.4 million from a balance of $19.8 million at December 31, 2012. The decrease in unrealized loss is partially related to regulatory driven impairment recognized this period on four CDO positions as a result of the final Volcker Rule on this portfolio. At December 31, 2013, the Company recognized $4.7 million other-than-temporary impairment for these securities. The remaining decrease in unrealized loss is related to an improvement in pricing driven by tighter credit spreads, improved collateral performance, improved shadow ratings and higher forward LIBOR rates. An internal model is used to value the pooled trust preferred securities as similar rated holdings continue to reflect an inactive market. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Based on the valuation analysis, the Company does not consider the remaining two securities with unrealized losses to be other-than-temporarily impaired at December 31, 2013.

The following table summarizes information that was also considered by management in its overall evaluation of the Pooled Trust Preferred Securities portfolio for OTTI in the current reporting period:

(Dollars in thousands)	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2013 (2)	Total Other- Than-Temporary Impairment thru December 31, 2013	% of Performing Bank/ Insurance Issuers	Deferrals/ Defaults (As a % of Current Collateral)
Deal Name:
Security H	B	$2,809	$—	$2,809	B	$(1,030)	91.7%	8.0%
Security I	B	3,570	—	3,570	CCC	(1,265)	87.5%	17.3%
Security J	B	4,039	—	4,039	CCC	(2,095)	100.0%	—%
Security K	A	7,444	(1,535)	5,909	CCC	(2,040)	70.6%	33.0%
Security L	B	6,930	—	6,930	CCC	(2,666)	91.3%	14.1%
Security M	A	7,108	(1,875)	5,233	D	(4,926)	61.8%	34.6%
Pooled trust preferred securities		$31,900	$(3,410)	$28,490		$(14,022)

(1)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.

(2)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.
Single issuer trust preferred securities – At December 31, 2013, the fair value of the single issuer trust preferred portfolio was $34.9 million, a decrease of $9.5 million from the fair value of $44.4 million at December 31, 2012. The unrealized losses in the Company's investment in single issuer trust preferred securities were $6.9 million at December 31, 2013, an increase of $0.1 million from $6.8 million at December 31, 2012. One single trust preferred security was sold during the fourth quarter of 2013 that had an unrealized loss of $1.1 million as of December 31, 2012. The unrealized loss for the four securities as of December 31, 2013 was an increase of $1.2 million compared to the same four securities as of December 31, 2012. The increase in unrealized loss was attributable to an increase in market spreads during the year. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
The following table summarizes the lowest credit rating information that was considered by management in evaluating the Single Issuer Trust Preferred Securities portfolio for OTTI in the current reporting period:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of December 31, 2013 (1)
Deal Name:
Security B	$6,932	$(1,007)	$5,925	BB
Security C	8,716	(1,316)	7,400	BBB
Security E	11,817	(1,727)	10,090	BBB
Security F	14,342	(2,822)	11,520	BBB
Single issuer trust preferred securities	$41,807	$(6,872)	$34,935

(1)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at December 31, 2013 and December 31, 2012.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at December 31, 2013, compared to $4 thousand at December 31, 2012. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at December 31, 2013.
On December 10, 2013, Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or have an ownership interest in transactions with Covered Funds. Under the final rule, a Covered Fund includes investments such as CLO and CDO investments. As of December 31, 2013, based on the current status of the Volcker Rule, the company anticipates it will be required to divest any Covered Fund investments in accordance with the conformance period defined in the Final Rule. As a result, under GAAP, OTTI is immediately triggered if it becomes more likely than not that a company would be required to divest of a security with a current unrealized loss before achieving full recovery of cost. Unlike credit-driven OTTI, when only the credit portion of the impairment is charged against earnings, a required divestiture situation requires a full write-down to market value in the current period.
Collateralized loan obligations (CLO) - As of December 31, 2013, the unrealized loss for CLO securities prior to OTTI was $2.6 million and attributable to increased market spreads since time of purchase. The final Volcker Rule precludes banks from owning an ownership interest in Covered Funds which include investments such as certain CLOs. The company anticipates it is more likely than not that it will be required to divest any Covered Fund investments in accordance with the conformance period defined in the Final Rule. As a result, the Company recognized $2.6 million other-than-temporary impairments for these securities in the current period ending December 31, 2013.
Pooled trust preferred securities - On January 14, 2014, Federal banking agencies adopted an interim Final Rule specific to certain pooled TruPS CDO investments previously considered Covered Funds under the Volcker Rule. Under the interim Final Rule, the agencies permit the retention of an interest in or sponsorship of Covered Funds by banking entities provided certain qualifications are met. The Company owns six CDO positions, four of which do not meet Volcker Rule qualifications and, therefore, the Company will divest the investments in accordance with the defined conformance period. As a result, the Company recognized $4.7 million other-than-temporary impairments for these securities in the current period ending December 31, 2013.
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at December 31, 2013. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the year ended December 31, 2013.
Agency CMOs – There were unrealized losses of $1.0 million on the Company’s investment in agency CMOs at December 31, 2013, compared to $8 thousand losses at December 31, 2012. This is due to an increase in market rates which resulted in lower prices. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $53.2 million at December 31, 2013, compared to $0.5 million losses at December 31, 2012. The unrealized losses are a result of increased market rates. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Agency commercial mortgage-baked securities - There were unrealized losses of $0.8 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2013. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Municipal bonds and notes – There were unrealized losses of $1.2 million on the Company’s investment in municipal bonds and notes at December 31, 2013 compared to $110 thousand at December 31, 2012. This increase is primarily the result of increased market rates in 2013 compared to 2012. These ratings do not consider pre-refunded municipal holdings to be rated AA. If this were the case, the percentage of holdings rated A or better would be 95.6%. In addition, the portfolio is comprised of 85.1% General Obligation bonds, 14.4% Revenue bonds and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Commercial mortgage-backed securities - There were unrealized losses of $5.0 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at December 31, 2013 compared to no unrealized losses at December 31, 2012. At December 31, 2013, the unrealized loss is comprised of eight positions that have unrealized losses as a result of increased market rates. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
Private label MBS – There were no unrealized losses on the Company’s investment in residential mortgage-backed securities issued by entities other than government agencies at December 31, 2013 and December 31, 2012. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.
The following is a roll forward of the amount of OTTI related to debt securities for the years ended December 31:

(In thousands)	2013	2012	2011
Balance of OTTI, beginning of year	$10,460	$10,460	$26,320
Reduction for payment of deferred interest	—	—	(16)
Reduction for securities sold	(1,104)	—	(15,844)
Additions for OTTI not previously recognized	7,277	—	—
Balance of OTTI, end of year	$16,633	$10,460	$10,460
There were no additions to credit related OTTI for the years ended December 31, 2013 or 2012. There was a reduction in outstanding credit-related OTTI due to the sale of one debt security during the year ended December 31, 2011. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.
The following table summarizes the proceeds from the sale of available for sale securities:

	Years ended December 31,
(In thousands)	2013	2012	2011
Available for sale:
Agency CMOs	$—	$44,850	$94,335
Agency MBS	11,771	86,015	180,613
CMBS	24,750	16,284	—
Pooled trust preferred securities	7,740	—	1,456
Single issuer trust preferred securities	7,412	—	—
Equity securities - financial institutions	6,131	1,073	2,353
Total available for sale	$57,804	$148,222	$278,757

The following table summarizes the impact of realized gains and losses from the sale of available for sale securities and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Years ended December 31,
	2013				2012				2011
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency CMOs	$—	$—	$—	$—	$897	$—	$—	$897	$1,959	$—	$—	$1,959
Agency MBS	106	—	—	106	806	—	—	806	4,833	—	—	4,833
CMBS	333	—	—	333	1,235	—	—	1,235	—	—	—	—
CLOs	—	—	(2,611)	(2,611)	—	—	—	—	—	—	—	—
Pooled trust preferred securities	269	—	(4,666)	(4,397)	—	—	—	—	—	(3,343)	—	(3,343)
Single issuer trust preferred securities	—	(2,135)	—	(2,135)	—	—	—	—	—	—	—	—
Equity securities	2,139	—	—	2,139	409	—	—	409	374	—	—	374
Total available for sale	$2,847	$(2,135)	$(7,277)	$(6,565)	$3,347	$—	$—	$3,347	$7,166	$(3,343)	$—	$3,823

NOTE 4: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,871	$52,179	$52,199	$105,046	$210	$352,505
Collectively evaluated for impairment	3,228,688	2,492,353	3,241,045	2,961,378	460,240	12,383,704
Recorded investment in loans and leases	3,371,559	2,544,532	3,293,244	3,066,424	460,450	12,736,209
Less: Accrued interest	10,134	7,844	10,393	8,062	—	36,433
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

	At December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$146,944	$54,793	$69,426	$154,978	$1,980	$428,121
Collectively evaluated for impairment	3,155,051	2,584,169	2,843,760	2,635,624	417,331	11,635,935
Recorded investment in loans and leases	3,301,995	2,638,962	2,913,186	2,790,602	419,311	12,064,056
Less: Accrued interest	10,271	8,095	9,453	7,541	—	35,360
Loans and leases	$3,291,724	$2,630,867	$2,903,733	$2,783,061	$419,311	$12,028,696

(1)	Includes certain loans individually evaluated for impairment, under the Company's loan policy, that were deemed not to be impaired at both December 31, 2013 and December 31, 2012.

(2)	Loans and leases include net deferred fees and unamortized premiums of $13.3 million and $12.7 million at December 31, 2013 and December 31, 2012, respectively.
At December 31, 2013, the Company had pledged $5.1 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.

Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At December 31, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Loans and Leases
Residential:
1-4 family	$11,721	$6,476	$—	$81,133	$99,330	$3,226,077	$3,325,407
Construction	—	363	—	387	750	45,402	46,152
Consumer:
Home equity	13,892	4,696	—	45,517	64,105	2,312,874	2,376,979
Liquidating-home equity	1,440	424	—	6,271	8,135	98,079	106,214
Other consumer	462	193	—	140	795	60,543	61,338
Commercial:
Commercial non-mortgage	3,208	984	4,305	10,946	19,443	2,712,870	2,732,313
Asset-based	—	—	—	—	—	560,931	560,931
Commercial real estate:
Commercial real estate	4,387	587	235	13,456	18,665	2,842,637	2,861,302
Commercial construction	—	—	—	49	49	183,313	183,362
Residential development	—	—	—	4,188	4,188	17,573	21,761
Equipment financing	299	63	—	1,141	1,503	458,947	460,450
Total	$35,409	$13,786	$4,540	$163,228	$216,963	$12,519,246	$12,736,209

	At December 31, 2012
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Loans and Leases
Residential:
1-4 family	$16,955	$8,250	$—	$94,853	$120,058	$3,142,220	$3,262,278
Construction	—	360	—	823	1,183	38,535	39,718
Consumer:
Home equity	17,745	6,993	—	49,516	74,254	2,396,944	2,471,198
Liquidating-home equity	2,063	1,626	—	8,200	11,889	111,760	123,649
Other consumer	338	195	—	135	668	43,446	44,114
Commercial:
Commercial non-mortgage	2,248	552	347	17,547	20,694	2,386,775	2,407,469
Asset-based	—	—	—	—	—	505,717	505,717
Commercial real estate:
Commercial real estate	1,081	13,784	910	15,658	31,433	2,617,213	2,648,646
Commercial construction	—	—	—	49	49	114,097	114,146
Residential development	—	—	—	5,044	5,044	22,766	27,810
Equipment financing	1,593	333	—	3,325	5,251	414,060	419,311
Total	$42,023	$32,093	$1,257	$195,150	$270,523	$11,793,533	$12,064,056
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2013, 2012, and 2011, had the loans and leases been current in accordance with their original terms, totaled $11.4 million, $12.2 million, and $13.8 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the year ended December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,296	8,149	15,143	12,826	(2,855)	(1,059)	33,500
Losses charged off	(11,592)	(29,037)	(19,126)	(15,425)	(279)	—	(75,459)
Recoveries	1,402	6,185	5,123	1,648	3,045	—	17,403
Balance, end of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Individually evaluated for impairment	$10,535	$4,595	$1,878	$3,445	$—	$—	$20,453
Collectively evaluated for impairment	$10,045	$34,956	$45,828	$26,438	$3,912	$10,941	$132,120

	At or for the year ended December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	7,033	23,349	14,861	(6,495)	(12,748)	(4,500)	21,500
Losses charged off	(12,927)	(43,920)	(35,793)	(9,894)	(1,668)	—	(104,202)
Recoveries	803	7,040	6,817	2,210	9,474	—	26,344
Balance, end of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Individually evaluated for impairment	$14,731	$3,611	$6,423	$2,683	$1	$—	$27,449
Collectively evaluated for impairment	$14,743	$50,643	$40,143	$28,151	$4,000	$12,000	$149,680

	At or for the year ended December 31, 2011
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$30,792	$95,071	$74,470	$77,695	$21,637	$22,000	$321,665
Provision (benefit) charged to expense	14,364	20,262	20,868	(10,505)	(16,989)	(5,500)	22,500
Losses charged off	(11,524)	(52,997)	(39,933)	(22,721)	(2,154)	—	(129,329)
Recoveries	933	5,449	5,276	544	6,449	—	18,651
Balance, end of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Individually evaluated for impairment	$19,367	$5,167	$12,996	$9,071	$4	$—	$46,605
Collectively evaluated for impairment	$15,198	$62,618	$47,685	$35,942	$8,939	$16,500	$186,882

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At December 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$157,915	$142,869	$23,987	$118,882	$10,534
Construction	446	2	1	1	—
Consumer:
Home equity	54,991	45,577	23,622	21,955	3,926
Liquidating - home equity	8,895	6,602	3,701	2,901	669
Commercial:
Commercial non-mortgage	59,279	52,199	23,138	29,061	1,878
Commercial real estate:
Commercial real estate	95,013	90,976	42,774	48,202	3,444
Commercial construction	—	—	—	—	—
Residential development	11,725	10,625	10,625	—	—
Equipment financing	249	210	210	—	—
Totals:
Residential	158,361	142,871	23,988	118,883	10,534
Consumer	63,886	52,179	27,323	24,856	4,595
Commercial	59,279	52,199	23,138	29,061	1,878
Commercial real estate	106,738	101,601	53,399	48,202	3,444
Equipment financing	249	210	210	—	—
Total	$388,513	$349,060	$128,058	$221,002	$20,451

	At December 31, 2012
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$160,490	$146,683	$24,267	$122,416	$14,726
Construction	446	261	156	105	5
Consumer:
Home equity	56,815	47,755	23,967	23,788	2,960
Liquidating - home equity	11,788	7,038	3,663	3,375	651
Commercial:
Commercial non-mortgage	90,627	69,426	21,942	47,484	6,423
Commercial real estate:
Commercial real estate	123,861	121,193	65,212	55,981	2,572
Commercial construction	7,177	7,185	7,185	—	—
Residential development	13,444	12,771	5,029	7,742	111
Equipment financing	2,357	1,980	1,781	199	1
Totals:
Residential	160,936	146,944	24,423	122,521	14,731
Consumer	68,603	54,793	27,630	27,163	3,611
Commercial	90,627	69,426	21,942	47,484	6,423
Commercial real estate	144,482	141,149	77,426	63,723	2,683
Equipment financing	2,357	1,980	1,781	199	1
Total	$467,005	$414,292	$153,202	$261,090	$27,449

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	Years ended December 31,
	2013			2012			2011
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential:
1-4 family	$144,776	$4,117	$1,952	$140,931	$4,490	$1,148	$128,846	$3,902	$1,268
Construction	132	2	2	197	4	2	67	7	1
Consumer:
Home equity	46,666	852	1,409	39,454	1,349	461	28,909	1,062	372
Liquidating - home equity	6,820	151	315	6,253	272	86	5,477	237	112
Other consumer	—	—	—	4	—	—	7	—	—
Commercial:
Commercial non-mortgage	60,813	2,889	—	87,393	3,852	—	120,152	4,529	—
Asset-based	—	—	—	929	—	—	7,833	251	—
Commercial real estate:
Commercial real estate	106,085	4,476	—	155,384	4,847	—	184,856	6,499	—
Commercial construction	3,593	249	—	7,279	285	—	21,835	887	—
Residential development	11,698	371	—	14,336	345	—	23,832	527	—
Equipment financing	1,095	22	—	2,624	45	—	10,373	78	—
Totals:
Residential	144,908	4,119	1,954	141,128	4,494	1,150	128,913	3,909	1,269
Consumer	53,486	1,003	1,724	45,711	1,621	547	34,393	1,299	484
Commercial	60,813	2,889	—	88,322	3,852	—	127,985	4,780	—
Commercial real estate	121,376	5,096	—	176,999	5,477	—	230,523	7,913	—
Equipment financing	1,095	22	—	2,624	45	—	10,373	78	—
Total	$381,678	$13,129	$3,678	$454,784	$15,489	$1,697	$532,187	$17,979	$1,753
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which helps reduce the Company's exposure to adverse economic events that may affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its loan portfolio.

Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third-party professionals and the internal staff.
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
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial position and outlook, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. All criticized loans undergo frequent review and enhanced monitoring of the underlying borrower.
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
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At December 31,		At December 31,		At December 31,
	2013	2012	2013	2012	2013	2012
(1) - (6) Pass	$3,091,154	$2,701,061	$2,947,116	$2,588,987	$437,033	$381,304
(7) Special Mention	87,451	43,856	20,901	56,023	7,979	12,893
(8) Substandard	114,199	167,485	97,822	143,904	15,438	25,114
(9) Doubtful	440	784	585	1,688	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,293,244	$2,913,186	$3,066,424	$2,790,602	$460,450	$419,311
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

Troubled Debt Restructurings. The following table summarizes information for the Company’s TDRs:

(In thousands)	At December 31, 2013	At December 31, 2012
Recorded investment of TDRs:
Accrual status	$238,926	$288,578
Non-accrual status	102,972	115,583
Total recorded investment of TDRs	$341,898	$404,161
Accruing TDRs performing under modified terms more than one year	58.2%	60.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,360	$27,317
Additional funds committed to borrowers in TDR status (1)	1,262	3,263

(1)	This amount may be limited by contractual rights and/or the underlying collateral supporting the loan or lease.
For the years ended December 31, 2013, 2012, and 2011, Webster charged off $24.4 million, $45.2 million, and $21.8 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following table provides information on loans and leases modified as TDRs:

	Years ended December 31,
	2013				2012				2011
	Number of Loans and Leases	Pre- Modification Recorded Investment			Number of Loans and Leases	Pre- Modification Recorded Investment			Number of Loans and Leases	Pre- Modification Recorded Investment
			Post-Modification				Post-Modification				Post-Modification
(Dollars in thousands)			Recorded Investment	Coupon Rate			Recorded Investment	Coupon Rate			Recorded Investment	Coupon Rate
Residential:
1-4 family	124	$25,833	$25,833	4.0%	197	$32,974	$32,974	4.4%	137	$31,939	31,939	4.1%
Construction	—	—	—	—	2	263	263	6.6	—	—	—	—
Consumer:
Home equity	120	6,370	6,370	4.5	526	26,569	26,569	5.0	106	9,422	9,422	4.3
Liquidating - home equity	22	703	703	5.3	123	5,693	5,693	5.6	26	1,428	1,428	5.4
Commercial:
Commercial non-mortgage	29	13,265	13,265	6.5	37	22,699	22,699	6.3	48	45,507	45,507	6.4
Asset-based	—	—	—	—	—	—	—	—	3	2,563	2,563	5.2
Commercial real estate:
Commercial real estate	6	12,121	12,121	2.8	10	25,855	25,855	2.8	21	47,544	47,544	4.1
Commercial construction	—	—	—	—	—	—	—	—	1	10,100	10,100	3.0
Residential development	4	3,762	3,762	5.3	6	896	896	5.3	2	719	719	5.3
Equipment financing	—	—	—	—	8	590	590	6.7	2	216	216	7.9
Total	305	$62,054	$62,054	4.5%	909	$115,539	$115,539	4.6%	346	$149,438	$149,438	4.8%
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on how loans and leases were modified as TDRs:

	Years ended December 31,
	2013				2012				2011
(In thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other
Residential:
1-4 family	$5,238	$2,777	$8,301	$9,517	$2,067	$2,707	$7,811	$20,389	$8,332	$2,706	$18,766	$2,135
Construction	—	—	—	—	—	—	104	159	—	—	—	—
Consumer:
Home equity	963	154	1,500	3,753	1,079	224	1,380	23,886	4,760	—	4,187	475
Liquidating - home equity	201	—	7	495	35	—	—	5,658	631	—	797	—
Commercial:
Commercial non-mortgage	7,527	—	1,122	4,616	816	—	1,162	20,721	5,607	3,217	301	36,382
Asset-based	—	—	—	—	—	—	—	—	—	—	2,563	—
Commercial real estate:
Commercial real estate	38	—	12,015	68	2,112	—	1,792	21,951	18,424	5,996	539	22,585
Commercial construction	—	—	—	—	—	—	—	—	—	—	—	10,100
Residential development	189	—	3,573	—	319	—	577	—	—	—	—	719
Equipment financing	—	—	—	—	142	—	288	160	—	216	—	—
Total	$14,156	$2,931	$26,518	$18,449	$6,570	$2,931	$13,114	$92,924	$37,754	$12,135	$27,153	$72,396
The Company’s loan and lease portfolio at December 31, 2013 included seven loans with an A Note/B Note structure, with a combined recorded investment of $27.2 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $13.3 million. TDR classification has been removed from one A Note with a recorded investment of $3.5 million, as the borrower passed the minimum compliance with the modified terms requirements. The restructuring agreement specifies a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. All seven A Notes are on accrual status as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the year:

	Years ended December 31,
	2013		2012		2011
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	9	$1,202	2	$847	9	$1,625
Consumer:
Home equity	4	339	—	—	8	1,195
Liquidating - home equity	—	—	—	—	2	108
Commercial:
Commercial non-mortgage	1	47	—	—	3	804
Asset-based	—	—	—	—	2	522
Commercial real estate:
Commercial real estate	—	—	—	—	3	1,371
Total	14	$1,588	2	$847	27	$5,625

The recorded investment in commercial and commercial real estate loan and equipment financing TDRs segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2013	2012
(1) - (6) Pass	$55,973	$56,661
(7) Special Mention	—	—
(8) Substandard	90,461	143,903
(9) Doubtful	414	1,860
(10) Loss	—	—
Total	$146,848	$202,424
NOTE 5: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
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
With the exception of servicing rights and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and limited to market customary representations and warranties, for which the Company enters into agreements covering certain characteristics of the mortgage loans sold and its origination process. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the transferee. The provision recorded at the time of loan sale is netted from mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Consolidated Statements of Income. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets.
The following table provides detail of activity in the Company’s reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2013	2012	2011
Beginning balance	$2,617	$2,269	$3,658
Provision	1,209	1,621	3,475
Loss on repurchased loans and settlements	(1,572)	(1,273)	(4,864)
Ending balance	$2,254	$2,617	$2,269
The Company received proceeds totaling $773.9 million, $746.2 million, and $305.5 million for the sale of residential loans for the years ended December 31, 2013, 2012, and 2011, respectively. Loans sold included loans with servicing rights retained of $690.3 million and $618.5 million for the years ended December 31, 2013 and 2012, respectively. In addition, the company received proceeds totaling $12.8 million, $4.2 million, and $9.5 million for the sales of commercial loans for the years ended December 31, 2013, 2012, and 2011, respectively.
The net gain on the sale of residential loans of $16.6 million, $22.5 million, and $4.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, and commercial loan sale net losses of $0.2 million for the year ended December 31, 2013, and net gains of $0.5 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively, are included as mortgage banking activities in the accompanying Consolidated Statements of Income.
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.4 billion at December 31, 2013 and $2.1 billion at December 31, 2012, resulting in mortgage servicing assets of $21.0 million at December 31, 2013 and $14.0 million at December 31, 2012, which are carried at the lower of cost or fair value. See Note 18 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of servicing right amortization, were $3.0 million, $1.9 million, and $4.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, and are included as a component of loan related fees in the accompanying Consolidated Statements of Income.
NOTE 6: Premises and Equipment
A summary of premises and equipment, net follows:

	December 31,
(In thousands)	2013	2012
Land	$13,777	$15,281
Buildings and improvements	97,586	95,775
Leasehold improvements	74,127	73,253
Fixtures and equipment	70,819	69,530
Data processing and software	162,693	162,833
Total premises and equipment	419,002	416,672
Less accumulated depreciation and amortization	(297,397)	(282,110)
Premises and equipment, net	$121,605	$134,562
Depreciation of premises and equipment for the years ended December 31, 2013, 2012 and 2011 was $31.1 million, $34.1 million and $34.9 million, respectively.
The following table is a roll forward of the amount of assets held for disposition for the years ended December 31:

(In thousands)	2013	2012
Assets held for disposition, beginning of period	$415	$1,825
Assets added	3,231	—
Asset write-downs	(1,002)	(57)
Assets sold	(1,077)	(1,353)
Assets held for disposition, end of period	$1,567	$415

NOTE 7: Goodwill and Other Intangible Assets
As further discussed in Note 21 - Segment Reporting, the Company realigned its management reporting structure during the first quarter of 2013 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting unit using a relative fair value approach, resulting in amounts detailed below:
The following tables present the carrying value allocated to the reportable segments for goodwill and other intangible assets, net of accumulated amortization:

(In thousands)	At December 31, 2013
Reporting units/ Reportable Segments:	Goodwill	Core Deposit Intangibles
Consumer Deposits (1)	$377,605	$5,351
Business Banking (1)	138,955	—
Community Banking	516,560	5,351
Other (HSA Bank)	13,327	—
Total	$529,887	$5,351

(1) These reporting units are included in the Community Banking segment for financial reporting purposes.

(In thousands)	At December 31, 2012
Reportable Segments:	Goodwill	Core Deposit Intangibles
Retail Banking (2)	$516,560	$10,270
Other (HSA Bank)	13,327	—
Total	$529,887	$10,270
(2) The Retail Banking Segment consisted of Consumer Deposits and Business Banking.
Webster uses a valuation methodology that addresses market concerns and Basel III and fully allocates capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk-weighted assets, tangible assets, and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk-weighted assets and tangible assets, as well as a deposit base, intangibles and management assessment.
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
The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. As the results of our goodwill impairment analysis are dependent upon estimates and assumptions related to discount rates, future projected earnings, and other factors, if actual results are not achieved with these estimates and assumptions, there is a risk that future impairment of goodwill may occur. The Business Banking reporting unit had the smallest excess between its estimated fair value and the allocated book value.
There was no impairment indicated as a result of the Step 1 test performed at August 31, 2013 or 2012. Key changes in the market and our operations were monitored from our impairment test date of August 31st to each year end date in order to determine if circumstances necessitating further testing for impairment. No such changes were evident for 2013 or 2012.

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	At December 31, 2013			At December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles
Community Banking	$49,420	$(44,069)	$5,351	$49,420	$(39,150)	$10,270
Other (HSA Bank)	—	—	—	4,699	(4,699)	—
Total	$49,420	$(44,069)	$5,351	$54,119	$(43,849)	$10,270
Amortization of other intangible assets for the years ended December 31, 2013, 2012, and 2011 totaled $4.9 million, $5.4 million, and $5.6 million, respectively. The estimated annual amortization expense remaining for other intangible assets is summarized below:

(In thousands)
Years ending December 31,
2014	$2,685
2015	1,523
2016	1,143

NOTE 8: Income Taxes
Income tax expense applicable to income from continuing operations is comprised of the following:

	Years ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$61,666	$52,391	$27,674
State and local	3,577	1,282	1,302
	65,243	53,673	28,976
Deferred:
Federal	10,693	20,012	28,497
State and local	734	980	478
	11,427	20,992	28,975
Total:
Federal	72,359	72,403	56,171
State and local	4,311	2,262	1,780
	$76,670	$74,665	$57,951

The following is a reconciliation of Webster’s reported income tax expense applicable to income from continuing operations to the amount that would result from applying the federal statutory rate of 35%:

	Years ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$89,677	35.0%	$86,927	35.0%	$72,567	35.0%
Reconciliation to reported income tax expense:
State and local income taxes, net of federal benefit	2,802	1.1	1,470	0.6	1,157	0.6
Tax-exempt interest income, net	(8,517)	(3.3)	(9,577)	(3.8)	(10,052)	(4.8)
Increase in cash surrender value of life insurance	(4,819)	(1.9)	(3,939)	(1.6)	(3,626)	(1.7)
Decrease in valuation allowance applicable to capital losses	(377)	(0.2)	(494)	(0.2)	(1,163)	(0.6)
Other, net	(2,096)	(0.8)	278	0.1	(932)	(0.5)
Reported income tax expense	$76,670		$74,665		$57,951
Effective tax rate		29.9%		30.1%		28.0%
Refundable income taxes totaling $56.0 million and $56.5 million at December 31, 2013 and 2012, respectively, are reported as a component of other assets and accrued interest receivable in the accompanying Consolidated Balance Sheets. The receipt of the refunds, largely attributable to Federal carryback claims applicable to 2008 and 2009 losses, is contingent upon the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation. Refundable income taxes include $0.8 million and $0.9 million of accrued interest income at December 31, 2013 and 2012, respectively, on the estimated non-contingent portions of the refunds applicable to those years.
The significant components of the Company’s deferred tax asset, net (“DTA”) are reflected below:

	At December 31,
(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$62,080	$73,344
Net operating loss and credit carry forwards	66,709	66,308
Compensation and employee benefit plans	34,562	42,497
Net losses on derivative instruments	12,804	16,522
Impairment losses on securities available for sale	8,274	8,622
Non-accrual interest	4,105	8,247
Net unrealized loss on securities available for sale	1,532	—
Other	8,614	9,909
Gross deferred tax assets	198,680	225,449
Valuation allowance	(82,747)	(82,502)
Total deferred tax assets, net of valuation allowance	$115,933	$142,947
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$—	$26,143
Equipment financing leases	13,751	10,784
Deferred income on repurchase of debt	10,627	10,627
Intangible assets	8,239	7,388
Premises and equipment	3,353	6,163
Mortgage servicing assets	7,765	5,461
Deferred loan costs, net	3,423	3,236
Other	3,666	4,464
Gross deferred tax liabilities	50,824	74,266
Deferred tax asset, net	$65,109	$68,681

The Company's DTA decreased by $3.6 million during 2013, reflecting the $11.4 million deferred tax expense and a $1.3 million expense charged directly to shareholders equity, partially offset by a $9.1 million benefit recognized as an increase in other comprehensive income.
Webster’s $82.7 million valuation allowance at December 31, 2013 consists of $75.5 million attributable to net state DTAs, including $2.6 million applicable to other comprehensive income, and $7.2 million attributable to capital losses deductible only to the extent of offsetting capital gains for U.S. tax purposes. During 2013, the valuation allowance increased by $0.2 million, net, and was attributable to a $0.4 million net decrease applicable to capital losses and a $0.6 million increase applicable to changes in certain net state DTAs, for which a full valuation allowance had been established at both the beginning and end of the year.
Management believes it is “more likely than not” that Webster will realize its DTAs net of the valuation allowance. Significant “positive evidence” exists in support of management’s conclusion regarding the realization of Webster's DTAs, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2013 and 2012; and future reversals of existing taxable temporary differences. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
Connecticut net operating losses approximating $1.3 billion at December 31, 2013 are scheduled to expire in varying amounts during tax years 2020 through 2033. Connecticut income tax credits, totaling $3.3 million at December 31, 2013 have a five-year carryover period with excess credits expiring annually. A full valuation allowance of $66.7 million, net has been established for these Connecticut tax net operating losses and credits, and is included in Webster’s $75.5 million valuation allowance attributable to net state DTAs noted above.
A deferred tax liability of $20.8 million has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2013 and 2012 the cumulative taxable temporary differences applicable to those reserves amounted to approximately $58.0 million.
The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of year	$3,119	$4,436	$4,816
Additions as a result of tax positions taken during the current year	528	858	462
Additions as a result of tax positions taken during prior years	442	283	518
Reductions as a result of tax positions taken during prior years	(460)	(575)	(791)
Reductions relating to settlements with taxing authorities	—	(1,342)	—
Reductions as a result of lapse of statute of limitations	(520)	(541)	(569)
Balance at end of year	$3,109	$3,119	$4,436
If recognized, $2.0 million of the $3.1 million of UTBs at December 31, 2013 and 2012 would benefit the effective tax rate.
Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2013, 2012 and 2011, Webster recognized interest and penalties of $0.3 million, $0.3 million and $0.7 million, respectively. At December 31, 2013 and 2012, the Company had accrued interest and penalties related to UTBs of $1.2 million and $0.9 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $0.6 million to $1.2 million by the end of 2014 as a result of potential settlements with state taxing authorities concerning tax-base determinations and/or lapses in statute-of-limitations periods.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2007 are either under or remain open to examination. For Webster’s principal state tax jurisdictions, Connecticut and Massachusetts tax returns for years subsequent to 2009 remain open to examination while New York and Rhode Island tax returns for years subsequent to 2006 or 2007 are either under or remain open to examination.

NOTE 9: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2013	2012
Non-interest-bearing:
Demand	$3,128,152	$2,881,131
Interest-bearing:
Checking	1,934,291	1,810,040
Health savings accounts	1,533,310	1,269,727
Money market	2,167,593	2,205,072
Savings	3,863,930	3,819,713
Time deposits	2,227,144	2,545,152
Total interest-bearing	11,726,268	11,649,704
Total deposits	$14,854,420	$14,530,835

Demand deposit overdrafts reclassified as loan balances	$1,455	$1,654
At December 31, 2013, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) are as follows:

(In thousands)
Years ending December 31:
2014	$1,345,729
2015	446,234
2016	216,865
2017	71,997
2018	145,007
Thereafter	1,312
Total time deposits	$2,227,144
Time deposits with a denomination of $100 thousand or more amounted to $0.9 billion, or 5.8% of total deposits, and $0.9 billion, or 6.4% of total deposits, at December 31, 2013 and 2012, respectively.
The following table presents additional information about the Company’s brokered deposits:

	At December 31,
(In thousands)	2013	2012
Interest-bearing checking obtained through brokers	$57,817	$43,693
Time deposits obtained through brokers	148,117	126,299
Total brokered deposits	$205,934	$169,992

NOTE 10: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2013	2012
Securities sold under agreements to repurchase:
Original maturity of one year or less	$359,662	$326,160
Callable at the option of the counterparty	100,000	300,000
Non-callable	550,000	450,000
	1,009,662	1,076,160
Other borrowings:
Federal funds purchased	322,000	—
Total securities sold under agreements to repurchase and other borrowings	$1,331,662	$1,076,160
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. At December 31, 2013, the Company has a gross repurchase agreement liability of $1.0 billion.
Information concerning repurchase agreements outstanding at December 31, 2013 is presented below:

(Dollars in thousands)	Balance	Fair Value of Collateral	Weighted-Average Rate	Weighted-Average Remaining Maturity
Maturity:
Up to 30 days	$358,927	$366,371	0.16%	2.16	days
31 to 90 days	300	315	0.15	2.42	months
Over 90 days	650,435	728,916	2.51	3.29	years
Totals	$1,009,662	$1,095,602	1.67%	2.12	years
The following table sets forth additional information for securities sold under agreements to repurchase and other borrowings:

	At and for the year ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$359,662	0.16%	$326,160	0.15%	$290,856	0.20%
Average during year	316,560	0.15	306,294	0.18	310,355	0.22
Highest month-end balance during year	372,922	—	357,396	—	342,795	—
Federal funds purchased:
At end of year	322,000	0.20	—	—	223,000	0.12
Average during year	255,689	0.18	173,690	0.17	122,656	0.14
Highest month-end balance during year	398,000	—	255,200	—	282,000	—

NOTE 11: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At December 31,
	2013		2012
(Dollars in thousands)	Total Outstanding	Weighted Average Contractual Coupon Rate	Total Outstanding	Weighted Average Contractual Coupon Rate
Stated Maturity:
2013	$—	—%	$1,425,000	0.34%
2014	1,550,000	0.25	—	—
2016	145,934	1.80	145,934	1.80
2017	500	5.66	500	5.66
2018-2032	355,926	1.31	256,093	1.29
	2,052,360	0.54%	1,827,527	0.59%
Unamortized premiums	61		85
Total Federal Home Loan Bank advances	$2,052,421		$1,827,612
At December 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.8 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2012, Webster Bank had pledged loans with an aggregate carrying value of $3.7 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.5 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2013 and 2012, Webster Bank was in compliance with FHLB collateral requirements.
NOTE 12: Long-Term Debt
The following table summarizes long-term debt:

			At December 31,
(Dollars in thousands)	Maturity date	Stated interest rate	2013	2012
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Subordinated fixed-rate notes (1)	2013	5.875%	—	102,579
Junior subordinated debt Webster Statutory Trust I floating-rate notes (2)	2033	3.194%	77,320	77,320
Total notes and subordinated debt			227,320	329,899
Unamortized discount, net (3)			(21)	(93)
Hedge accounting adjustments (3)			1,066	4,470
Total long-term debt			$228,365	$334,276

(1)	The Bank used cash on hand to pay off the subordinated fixed-rate notes that matured on January 15, 2013.

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.194% at December 31, 2013 and 3.258% at December 31, 2012.

(3)	Related to senior fixed-rate notes.

Aggregate annual maturities of long-term debt at December 31, 2013 are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Senior fixed-rate notes	$150,000	$—	$—	$—	$—	$—	$150,000
Junior subordinated debt related to capital trusts	—	—	—	—	—	77,320	77,320
Total notes and subordinated debt	$150,000	$—	$—	$—	$—	$77,320	$227,320
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
On June 8, 2011, the U.S. Treasury closed an underwritten secondary public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28 and expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS”. The Company did not receive any of the proceeds of the warrant offering; however, the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 320,079 warrants from the open market since the warrant offering. At December 31, 2013, there are 679,921 warrants outstanding and exercisable.
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
On December 7, 2012, Warburg Pincus Private Equity and one of its affiliates ("Warburg Pincus") offered for sale in an underwritten secondary offering 10,000,000 shares of Webster's common stock at a price to the public of $20.10 per share. Warburg Pincus received all of the net proceeds from this offering. No shares of common stock were sold by Webster. Immediately following the completion of the offering, Warburg Pincus continued to own 4,179,920 shares of common stock, and had the right to acquire, pursuant to the exercise of warrants, 8,625,000 shares of Webster common stock. In connection with the common stock repurchase program, Webster purchased 2,518,891 shares of its common stock in the Warburg Pincus offering at a price per share equal to that being paid by the underwriter to Warburg Pincus in the offering, or $19.85 per share. As a result, Webster's common stock repurchase program has $50.0 million of remaining repurchase authority at December 31, 2013.
On March 22, 2013, the Company exchanged 4,564,930 shares of its common stock with Warburg Pincus for all their outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of $11.50 per share. On May 13, 2013, Warburg Pincus completed a public offering of 8,744,850 shares of Webster common stock, which constituted all of its holdings of Webster common stock at such time.
A total of 26,819 and 2,673,017 shares of common stock were repurchased during 2013 and 2012, respectively, at an average cost of $25.03 and $19.92 per common share, respectively. Of the shares repurchased during 2013 and 2012, 26,819 and 154,126, respectively, were for employee compensation plans.
On April 22, 2013, the Company increased its quarterly cash dividend to common shareholders to $0.15 per common share from $0.10 per common share.
Preferred Stock
On December 4, 2012, Webster closed on a public offering of 5,060,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the "Series E Preferred Stock"). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 6.40% per annum, payable quarterly in arrears, on the fifteenth day of each March, June, September and December.

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
As of December 31, 2013, Webster has 28,939 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock) outstanding. Dividends on the Series A Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share. Dividends are non-cumulative and the dividend payment dates are the fifteenth day of each March, June, September and December.
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
Each share of Series A Preferred Stock may be converted at any time, at the option of the holder, into 36.8046 shares of Webster’s common stock plus cash in lieu of fractional shares, subject to adjustment under certain circumstances. Since June 15, 2013, if the closing price of Webster’s common stock exceeds 130% of the then-applicable conversion price for 20 trading days during any 30 consecutive trading day period, including the last trading day of such period, ending on the trading day preceding the date Webster gives notice of conversion, Webster may at its option cause some or all of the Series A Preferred Stock to be automatically converted into Webster common stock at the then prevailing conversion rate.
Thrift Bad Debt Reserves
Retained earnings at both December 31, 2013 and 2012 included $58.0 million of certain "thrift bad debt" reserves established before 1988. For Federal income tax purposes, Webster Bank deducted those reserves (including those deducted by certain thrift institutions later acquired by Webster) which are subject to recapture in certain circumstances, including: (i) distributions by Webster Bank in excess of certain earnings and profits; (ii) redemption of Webster Bank's stock; or (iii) liquidation. Because Webster does not expect those events to occur, no federal income tax liability has been accrued.

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
As defined in the regulations, the Total risk-based and Tier 1 capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk-weight category, and certain off-balance-sheet items, primarily loan commitments. As defined in the regulations, the Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Capital		Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,965,171	14.2%	$1,106,203	8.0%	$1,382,754	10.0%
Tier 1 capital	1,807,642	13.1	553,101	4.0	829,652	6.0
Tier 1 leverage capital ratio	1,807,642	9.0	801,535	4.0	1,001,919	5.0
Webster Bank, N.A.
Total risk-based capital	$1,815,423	13.2%	$1,104,200	8.0%	$1,380,250	10.0%
Tier 1 capital	1,658,466	12.0	552,100	4.0	828,150	6.0
Tier 1 leverage capital ratio	1,658,466	8.3	800,063	4.0	1,000,079	5.0
At December 31, 2012
Webster Financial Corporation
Total risk-based capital	$1,840,736	13.7%	$1,072,749	8.0%	$1,340,936	10.0%
Tier 1 capital	1,672,009	12.5	536,375	4.0	804,562	6.0
Tier 1 leverage capital ratio	1,672,009	8.7	767,289	4.0	959,111	5.0
Webster Bank, N.A.
Total risk-based capital	$1,718,564	12.9%	$1,069,652	8.0%	$1,337,064	10.0%
Tier 1 capital	1,551,238	11.6	534,826	4.0	802,239	6.0
Tier 1 leverage capital ratio	1,551,238	8.1	766,025	4.0	957,532	5.0
Webster is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster during the years ended December 31, 2013 and 2012 totaled $90.0 million and $140.0 million, respectively.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. At December 31, 2013 and 2012, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 15: Earnings Per Common Share
The calculation of basic and diluted earnings per common share from continuing and discontinued operations follows:

	Years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Earnings from continuing operations for basic and diluted earnings per common share:
Net income from continuing operations available to common shareholders	$168,746	$171,237	$146,098
Less: Dividends to participating shares	(179)	(134)	(70)
Income allocated to participating shares	(438)	(614)	(666)
Net income allocated to common shareholders	$168,129	$170,489	$145,362
Earnings from discontinued operations for basic and diluted earnings per common share:
Net income from discontinued operations available to common shareholders	$—	$—	$1,995
Shares:
Weighted average common shares outstanding - basic	88,713	87,211	87,007
Effect of dilutive securities:
Stock options and restricted stock	436	281	368
Warrants - Series A1 and A2	922	4,048	4,147
Warrants - other	190	109	166
Weighted average common shares outstanding - diluted	90,261	91,649	91,688

Earnings from continuing operations per common share:
Basic	$1.90	$1.96	$1.67
Diluted	$1.86	$1.86	$1.59
Earnings from discontinued operations per common share:
Basic	$—	$—	$0.02
Diluted	$—	$—	$0.02
Earnings per common share:
Basic	$1.90	$1.96	$1.69
Diluted	$1.86	$1.86	$1.61
Stock Options
Stock options to purchase 0.8 million, 1.7 million and 1.7 million common shares for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Webster's common stock for the respective periods.
Restricted Stock
Non-participating restricted stock awards totaling 201,366, 138,332 and 14,529 shares for the years ended December 31, 2013, 2012 and 2011, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Warrants
Series A1 and A2 warrants issued in connection with the Warburg investment represented an aggregate 8.6 million potential issuable shares of common stock while outstanding. On March 22, 2013, the Company issued 4,564,930 shares of its common stock to Warburg in exchange for all the outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of $11.50 per share. The weighted-average dilutive effect of these warrants, prior to the March 22, 2013 exercise, is included in the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.
Other warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at December 31, 2013, 2012 and 2011. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.
Series A Preferred Stock
Series A Preferred Stock represents potential issuable common stock at December 31, 2013, 2012 and 2011. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.
NOTE 16: Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive loss by component:

(In thousands)	Available for Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Balance at December 31, 2010	$17,529	$(5,889)	$(25,349)	$(13,709)
Other comprehensive income (loss) before reclassifications	923	(14,447)	(22,236)	(35,760)
Amounts reclassified from accumulated other comprehensive loss	(2,485)	(8,548)	298	(10,735)
Net current-period other comprehensive loss, net of tax	(1,562)	(22,995)	(21,938)	(46,495)
Balance at December 31, 2011	15,967	(28,884)	(47,287)	(60,204)
Other comprehensive income (loss) before reclassifications	28,950	(3,243)	(2,462)	23,245
Amounts reclassified from accumulated other comprehensive loss	(2,176)	4,225	2,644	4,693
Net current-period other comprehensive income, net of tax	26,774	982	182	27,938
Balance at December 31, 2012	42,741	(27,902)	(47,105)	(32,266)
Other comprehensive (loss) income before reclassifications	(49,572)	3,744	17,298	(28,530)
Amounts reclassified from accumulated other comprehensive loss	4,214	5,952	2,081	12,247
Net current-period other comprehensive (loss) income, net of tax	(45,358)	9,696	19,379	(16,283)
Balance at December 31, 2013	$(2,617)	$(18,206)	$(27,726)	$(48,549)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

	Years ended December 31,
(In thousands)	2013	2012	2011
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements Of Income

Available for sale and transferred securities:
Unrealized gains and (losses) on available for sale securities	$712	$3,347	$3,823	Net gain on sale of investment securities
Unrealized gains and (losses) on available for sale securities	(7,277)	—	—	Impairment loss recognized in earnings
Tax expense	2,351	(1,171)	(1,338)	Income tax expense
Net of tax	$(4,214)	$2,176	$2,485
Derivative instruments:
Cash flow hedges	$(9,272)	$(6,575)	$13,742	Total interest expense
Tax benefit (expense)	3,320	2,350	(5,194)	Income tax expense
Net of tax	$(5,952)	$(4,225)	$8,548
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(3,169)	$(4,042)	$(392)	Compensation and benefits
Prior service costs	(73)	(73)	(73)	Compensation and benefits
Tax benefit	1,161	1,471	167	Income tax expense
Net of tax	$(2,081)	$(2,644)	$(298)
The following tables summarize the tax effects for each component of other comprehensive (loss) income:

	At or for the year ended December 31, 2013
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available for sale and transferred securities:
Net unrealized loss during the period	$(77,524)	$27,762	$(49,762)
Reclassification adjustment for net gain included in net income	(712)	255	(457)
Net non-credit related other-than-temporary impairment	7,277	(2,606)	4,671
Amortization of unrealized loss on securities transferred to held to maturity	296	(106)	190
Total available for sale and transferred securities	(70,663)	25,305	(45,358)
Derivative instruments:
Net unrealized gain during the period	5,826	(2,082)	3,744
Reclassification adjustment for cash flow hedges included in net income	9,272	(3,320)	5,952
Total derivative instruments	15,098	(5,402)	9,696
Defined benefit pension and postretirement benefit plans:
Current year actuarial gain	26,949	(9,651)	17,298
Reclassification adjustment for amortization of net loss included in net income	3,169	(1,135)	2,034
Reclassification adjustment for prior service costs included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	30,191	(10,812)	19,379
Other comprehensive loss	$(25,374)	$9,091	$(16,283)

	At or for the year ended December 31, 2012
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Available for sale and transferred securities:
Net unrealized gain during the period	$45,024	$(16,096)	$28,928
Reclassification adjustment for net gain included in net income	(3,347)	1,171	(2,176)
Net non-credit related other-than-temporary impairment	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	35	(13)	22
Total available for sale and transferred securities	41,712	(14,938)	26,774
Derivative instruments:
Net unrealized loss during the period	(5,047)	1,804	(3,243)
Reclassification adjustment for cash flow hedges included in net income	6,575	(2,350)	4,225
Total derivative instruments	1,528	(546)	982
Defined benefit pension and postretirement benefit plans:
Current year actuarial loss	(3,832)	1,370	(2,462)
Reclassification adjustment for amortization of net loss included in net income	4,042	(1,445)	2,597
Reclassification adjustment for prior service costs included in net income	73	(26)	47
Total benefit pension and postretirement benefit plans	283	(101)	182
Other comprehensive income	$43,523	$(15,585)	$27,938

	At or for the year ended December 31, 2011
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Available for sale and transferred securities:
Net unrealized loss during the period	$(777)	$1,527	$750
Reclassification adjustment for net gain included in net income	(3,823)	1,338	(2,485)
Net non-credit related other-than-temporary impairment	—	—	—
Amortization of unrealized loss on securities transferred to held to maturity	260	(87)	173
Total available for sale and transferred securities	(4,340)	2,778	(1,562)
Derivative instruments:
Net unrealized loss during the period	(23,222)	8,775	(14,447)
Reclassification adjustment for cash flow hedges included in net income	(13,742)	5,194	(8,548)
Total derivative instruments	(36,964)	13,969	(22,995)
Defined benefit pension and postretirement benefit plans:
Current year actuarial loss	(35,137)	12,901	(22,236)
Reclassification adjustment for amortization of net loss included in net income	392	(140)	252
Reclassification adjustment for prior service costs included in net income	73	(27)	46
Total defined benefit pension and postretirement benefit plans	(34,672)	12,734	(21,938)
Other comprehensive loss	$(75,976)	$29,481	$(46,495)

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
Cash Flow Hedges of Interest Rate Risk
Webster’s primary objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow. Transactions associated with a forecasted event or transaction are presented below in sequential order.
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
Webster has four $25 million forward-settle interest rate swap hedges outstanding as of December 31, 2013, which qualify for cash flow hedge accounting. The swaps, entered into in August and September 2013, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on June 30, 2014, and maturing on June 30, 2019. Cash settlement is expected to occur on the effective date, and the forecasted five-year debt issuances are anticipated to occur between March 31, 2014 and March 31, 2015.
In addition, Webster executed five $25 million forward-settle swaps with dealer counterparties which qualify for cash flow hedge accounting that are intended to reduce interest rate variability of cash flows related to future debt issuance at the holding company. The swaps are structured as inter-affiliate transactions executed at the Bank on behalf of its holding company. The hedge designations are transferred from the Bank to the holding company through additional intercompany swap transactions at both the Bank and holding company. Each swap will pay a fixed-rate and receive 3-month LIBOR indexed floating rate, with effective dates of December 31, 2013 and March 31, 2014 and maturing on December 31, 2023 and March 31, 2024. Cash settlement is expected to occur on the effective date, and the forecasted ten-year debt issuances are anticipated to occur between October 31, 2013 and September 30, 2014.
Webster also has four $25 million forward-settle interest rate swap hedges outstanding as of December 31, 2013, which qualify for cash flow hedge accounting. The swaps, entered into in October and November 2013, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on October 16, 2014 and November 18, 2014 and maturing on October 16, 2019 and November 18, 2019, respectively. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between July 16, 2014 and May 18, 2015.
Previously terminated forward-settle swap losses have been recorded in AOCI and will be amortized into earnings over the respective term of the associated debt instrument. At December 31, 2013, the remaining unamortized loss on the termination of cash flow hedges was $32.3 million. Over the next twelve months the Company will reclassify $7.6 million from OCI as an increase to interest expense. There was no hedge ineffectiveness for the years ended December 31, 2013 and 2012.

Transactions associated with an uncertain variable rate cash flow are presented below.
Webster has two $25 million interest rate caps which are designated as cash flow hedge transactions against the risk of changes in cash flows related to the Company's $150 million 3-month LIBOR indexed floating rate FHLB advance maturing December 30, 2021. The caps each have a strike rate of 3.0% indexed to 3-month LIBOR. The change in fair value of the caps is marked through AOCI and there is a $3.6 million gain as of December 31, 2013. Webster paid a $2.0 million premium, which will be reclassified from AOCI to interest expense over the life of the cap according to a predetermined cap value schedule.
Amounts reported in AOCI related to cash flow derivatives which have become effective and are accruing interest, will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that $4.2 million will be reclassified as an increase to interest expense. Hedge ineffectiveness for the years ended December 31, 2013 and 2012 was deemed insignificant.
The table below presents the fair value of Webster’s derivative financial instruments designated as cash flow hedges as well as their classification in the accompanying Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012:

		At December 31, 2013			At December 31, 2012
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Estimated Fair Value	# of Instruments	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as cash flow hedges:
Forward-settle interest rate swap on anticipated debt (1)	Other assets	4	$100,000	$1,815	—	$—	$—
Forward-settle interest rate swap on anticipated debt (1)	Other liabilities	1	25,000	(15)	—	—	—
Forward-settle interest rate swap on anticipated debt	Other assets	4	100,000	1,212	—	—	—
Forward-settle interest rate swap on anticipated debt	Other liabilities	4	100,000	(607)	4	100,000	(1,130)
Interest rate cap on FHLB advances	Other assets	2	50,000	3,554	—	—	—
Interest rate swap on FHLB advances	Other liabilities	—	—	—	1	100,000	(497)
(1) Inter-affiliate swaps between the Bank and holding company total an additional $250 million in aggregate notional value with gains and losses that offset.
The net impact on interest expense related to cash flow hedges for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Years ended December 31,
	2013		2012		2011
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Impact reported as an increase or (reduction) in interest expense on borrowings
Interest rate swaps on FHLB advances	$498	$5,956	$1,393	$4,754	$1,542	$1,962
Interest rate swaps on subordinated debt	—	(3)	—	(92)	—	(150)
Interest rate swaps repurchase agreement	—	3,319	—	2,959	—	1,095
Interest rate swaps on Trust Preferred Securities	—	—	—	(105)	—	(180)
Net impact on interest expense on borrowings	$498	$9,272	$1,393	$7,516	$1,542	$2,727
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of December 31, 2013 and December 31, 2012.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in interest expense. Webster includes the gain or loss from the period end mark-to-market (“MTM”) adjustments on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments and amortization of deferred hedge terminations are also recognized in interest expense. At December 31, 2013, the remaining unamortized gain on the termination of fair value hedges was $1.1 million.
The net impact on interest expense related to fair value hedges for the years ended December 31, 2013, 2012 and 2011 is presented in the table below:

	Years ended December 31,
(In thousands)	2013	2012	2011
Impact reported as a reduction in interest expense on borrowings
Interest rate swaps on senior notes	$(3,197)	$(3,197)	$(3,197)
Interest rate swaps on subordinated debt	(207)	(2,648)	(4,479)
Interest rate swaps on FHLB advances	—	—	(171)
Net impact on interest expense on borrowings	$(3,404)	$(5,845)	$(7,847)
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
At December 31, 2013 and December 31, 2012, Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At December 31, 2013
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate swaps	Other assets	159	$915,272	$29,004	$—	$29,004
Commercial loan interest rate swaps	Other liabilities	76	648,456	—	(11,175)	(11,175)
Total customer position		235	$1,563,728	$29,004	$(11,175)	$17,829

Webster with counterparty position:
Commercial loan interest rate swaps	Other assets	111	$914,044	$8,944	$(2,766)	$6,178
Commercial loan interest rate swaps	Other liabilities	118	649,623	8,118	(20,094)	(11,976)
Total counterparty position		229	$1,563,667	$17,062	$(22,860)	$(5,798)

		At December 31, 2012
				Estimated Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	178	$1,009,623	$50,970	$—	$50,970
Commercial loan interest rate derivatives	Other liabilities	23	193,946	—	(124)	(124)
Total customer position		201	$1,203,569	$50,970	$(124)	$50,846

Webster with counterparty position:
Commercial loan interest rate derivatives	Other liabilities	194	$1,203,512	$544	$(41,965)	$(41,421)
Total counterparty position		194	$1,203,512	$544	$(41,965)	$(41,421)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows.

	Years ended December 31,
(In thousands)	2013	2012	2011
Impact reported in other non-interest income:
Visa Swap	$(120)	$(556)	$(153)
Interest rate derivatives, net	5,890	6,128	2,889
Fed funds futures contracts	(438)	48	(1,815)
Net impact on other non-interest income	$5,332	$5,620	$921
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to an enforceable master netting agreement. In accordance with ASC 815, “Derivatives and Hedging”, as amended by ASU 2013-01 and ASU 2011-11, Webster recognized those financial instruments subject to master netting agreements or similar agreements. Hedge accounting positions are recorded on a gross basis in other assets for a gain position and in other liabilities for a loss position, while non-hedge accounting net positions are recorded in other assets for a net gain or in other liabilities for a net loss position, in the accompanying Consolidated Balance Sheets.
The tables below present the financial assets and liabilities for non customer derivative positions, including futures contracts, summarized by dealer counterparty:

	At December 31, 2013
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
Dealer A	$387,258	$730	$—	$4,643	$(9,647)	$(4,274)	$4,300	$26
Dealer B	322,888	615	—	3,475	(9,100)	(5,010)	4,940	—
Dealer C	14,477	—	—	—	(1,348)	(1,348)	—	—
Dealer D	291,627	1,734	—	4,108	(592)	5,250	(5,300)	—
Dealer E	372,771	2,290	(15)	3,017	(1,743)	3,549	(3,310)	—
Dealer F	11,749,646	1,212	(607)	1,819	(657)	1,767	7,485	9,252
Totals	$13,138,667	$6,581	$(622)	$17,062	$(23,087)	$(66)	$8,115

	At December 31, 2012
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
Dealer A	$561,716	$—	$(985)	$199	$(16,721)	$(17,507)	$17,900	$393
Dealer B	403,097	—	(642)	139	(15,281)	(15,784)	16,980	1,196
Dealer C	15,221	—	—	1	(2,038)	(2,037)	—	—
Dealer D	184,648	—	—	53	(2,506)	(2,453)	2,600	147
Dealer E	238,830	—	—	152	(5,419)	(5,267)	5,290	23
Dealer F	6,600,000				(125)	(125)	674	549
Totals	$8,003,512	$—	$(1,627)	$544	$(42,090)	$(43,173)	$43,444

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
In accordance with derivative clearing rules, the Company had $8.1 million in net margin collateral pledged with financial counterparties at December 31, 2013. Approximately $16.7 million of margin collateral was pledged to financial counterparties and approximately $8.6 million was received from financial counterparties at December 31, 2013. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transactions.
On an ongoing basis the Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $29.0 million at December 31, 2013. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $11.6 million at December 31, 2013. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.

Futures Contracts. In March 2010, Webster entered into a $600 million short-selling of a one year strip of Fed funds futures contracts with serial maturities between May 2010 and April 2011 to hedge against a rise in short-term rates. Since then, Webster has continued to roll the futures contracts and, beginning with the September 2011 contracts, reduced the notional amount to $400 million, then, beginning with the March 2013 contracts, increased the notional amount to $800 million. This transaction is designed to work in conjunction with floating rate assets with interest rate floors which will not be affected if there is an increase in short-term interest rates. The fair value of the contracts is a loss of $227 thousand and is reflected as other liabilities in the accompanying Consolidated Balance Sheets and the related income impact as non-interest income in the accompanying Consolidated Statements of Income. During the years ended December 31, 2013, 2012, and 2011, the Company recognized $438 thousand in mark-to-market losses, $48.0 thousand in mark-to-market gains and $1.8 million in mark-to-market losses, respectively.
Mortgage Banking Derivatives. Certain derivative instruments, primarily forward sales of mortgage loans and MBS, are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At December 31, 2013, outstanding rate locks totaled approximately $39.4 million, and the outstanding commitments to sell residential mortgage loans totaled approximately $52.1 million. Forward sales, which include mandatory forward commitments of approximately $51.0 million at December 31, 2013, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Consolidated Statements of Income. As of December 31, 2013 and December 31, 2012, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.5 million and $2.9 million, respectively, and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments to minimize fluctuations of currency exchange rates on lending arrangements. On occasion, the Company enters into foreign contracts on behalf of its customers. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The carrying amounts and fair values of foreign currency forward contracts were not material at December 31, 2013 and December 31, 2012.
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

•
Level 2: Fair value is calculated using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.), or inputs that are derived principally or corroborated by market data, by correlation, or other means.

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
When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in financial institutions U.S. Treasury Bills and futures contracts.
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, agency MBS, agency CMBS, CLOs, corporate debt, single-issuer trust preferred securities, commercial mortgage-backed securities, and auction rate preferred securities.
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
Mortgage Banking Derivatives
Mortgage-backed securities are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities, are established. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and therefore classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust
The investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $5.0 million as of December 31, 2013.
Alternative Investments
The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At December 31, 2013, alternative investments consisted of $0.6 million recorded at fair value and $16.6 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $7.8 million in unfunded commitments remaining for its investments in private equity funds as of December 31, 2013.
A summary of fair values for assets and liabilities measured at fair value on a recurring basis is as follows:

	At December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$325	$325	$—	$—
Agency CMOs	806,912	—	806,912	—
Agency MBS	1,226,702	—	1,226,702	—
Agency CMBS	70,977	—	70,977	—
CMBS	464,274	—	464,274	—
CLOs	357,641	—	357,641	—
Pooled trust preferred securities	28,490	—	—	28,490
Single issuer trust preferred securities	34,935	—	34,935	—
Corporate debt	113,091	—	113,091
Equity securities	3,584	3,309	275	—
Total available for sale securities	3,106,931	3,634	3,074,807	28,490
Derivative instruments:
Interest rate derivatives	41,763	—	41,763	—
Mortgage banking derivatives	540	—	540	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Alternative Investments	565	—	—	565
Total financial assets held at fair value	$3,155,896	$9,731	$3,117,110	$29,055
Financial liabilities held at fair value:
Derivative instruments:
Interest rate derivatives	$23,773	$—	$23,773	$—
Fed Fund futures contracts	227	227	—	—
Visa Swap	6	—	6	—
Total financial liabilities held at fair value	$24,006	$227	$23,779	$—

	At December 31, 2012
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$200	$200	$—	$—
Agency CMOs	1,310,006	—	1,310,006	—
Agency MBS	1,142,280	—	1,142,280	—
CMBS	398,031	—	398,031	—
CLOs	88,540	—	—	88,540
Pooled trust preferred securities	26,207	—	—	26,207
Single issuer trust preferred securities	44,415	—	44,415	—
Corporate debt	118,199	—	118,199	—
Equity securities	8,282	8,082	200	—
Total available for sale securities	3,136,160	8,282	3,013,131	114,747
Derivative instruments:
Interest rate derivatives	50,969	—	50,969	—
Mortgage banking derivatives	2,898	—	2,898	—
Investments held in Rabbi Trust	5,741	5,741	—	—
Alternative Investments	1,533	—	—	1,533
Total financial assets held at fair value	$3,197,301	$14,023	$3,066,998	$116,280
Financial liabilities held at fair value:
Derivative instruments:
Interest rate derivatives	$43,172	$—	$43,172	$—
Fed Fund futures contracts	125	125	—	—
Visa Swap	4	—	4	—
Total financial liabilities held at fair value	$43,301	$125	$43,176	$—
The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Years ended December 31,
(In thousands)	2013	2012
Level 3, beginning of period	$116,280	$32,814
Transfers out of Level 3 (1)	(248,844)	(975)
Change in unrealized loss included in other comprehensive income	17,401	3,572
Unrealized loss included in net income	(392)	(1,243)
Realized gain on sale of available for sale securities	269	—
Net other-than-temporary impairment charges	(4,666)	—
Purchases/capital calls	160,412	88,891
Sales/proceeds	(7,740)	—
Accretion/amortization	243	233
Calls/paydowns	(2,908)	(7,012)
Level 3, end of period	$30,055	$116,280

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

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$28,490	Discounted cash flow	Discount rate	7.18 - 8.22% (8.01%)
			Credit spread	325 - 429 bps (408 bps)
Discount rates are derived for each security depending on the original rating or a notched down rating based on management's judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are the six month rolling average of published industry credit spreads and the 30 year swap rate. When discount rates increase as a result of increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and, therefore, a decrease in fair value.
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
Loans Held for Sale
Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified as Level 2 measurements. On occasion, the loans held for sale portfolio includes commercial loans in which adjustments are required for changes in loan characteristics. When observable data is unavailable, such loans are classified within Level 3. At December 31, 2013, the Company transferred loans held for sale from Level 3 to Level 2 as the secondary market for securities backed by similar loan types is actively traded, providing readily observable market pricing to be used as inputs for the estimated fair value of these loans. At December 31, 2012, the loans held for sale portfolio included commercial loans which are valued using unobservable market data.
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $8.7 million as of December 31, 2013. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$27,220	Real Estate Appraisals	Discount for appraisal type	0% - 15%
			Discount for costs to sell	3% - 8%
Other Real Estate	$2,483	Real Estate Appraisals	Discount for costs to sell	8%
			Discount for appraisal type	0% - 50%
Mortgage Servicing Assets	$29,150	Discounted cash flow	Constant prepayment rate	6.4% - 26.4%
			Discount Rates	1.5% - 4.7%
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
Loans and Leases
The estimated fair value of loans and leases held for investment is calculated using a discounted cash flow method, using future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans and leases is estimated using the net present value of the expected cash flows. Loans and leases are classified within Level 3 of the fair value hierarchy.
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

A summary of estimated fair values of significant financial instruments consisted of the following:

	At December 31, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,106,931	$3,634	$3,074,807	$28,490
Securities held-to-maturity	3,358,721	—	3,370,912	—
Loans held for sale	20,802	—	20,802	—
Loans and leases, net	12,547,203	—	—	12,515,714
Mortgage servicing assets (1)	20,983	—	—	29,150
Alternative Investments (cost basis)	16,582	—	—	16,582
Derivative instruments	42,303	—	42,303	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Liabilities
Deposits other than time deposits	12,627,276	—	12,627,276	—
Time deposits	2,227,144	—	2,250,141	—
Securities sold under agreements to repurchase and other borrowings	1,331,662	—	1,365,427	—
Federal Home Loan Bank advances (2)	2,052,421	—	2,063,612	—
Long-term debt (3)	228,365	—	221,613	—
Derivative instruments	24,006	227	23,779	—

	At December 31, 2012
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$3,136,160	$8,282	$3,013,131	$114,747
Securities held-to-maturity	3,107,529	—	3,264,718	—
Loans held for sale	107,633	—	—	107,633
Loans and leases, net	11,851,567	—	—	12,005,555
Mortgage servicing assets (1)	14,027	—	—	15,881
Alternative Investments (cost basis)	15,340	—	—	15,340
Derivative instruments	53,867	—	53,867	—
Investments held in a Rabbi Trust	5,741	5,741	—	—
Liabilities
Deposits other than time deposits	11,985,683	—	11,985,683	—
Time deposits	2,545,152	—	2,584,921	—
Securities sold under agreements to repurchase and other borrowings	1,076,160	—	1,134,614	—
Federal Home Loan Bank advances (2)	1,827,612	—	1,843,615	—
Long-term debt (3)	334,276	—	298,807	—
Derivative instruments	43,301	125	43,176	—

(1)
The carrying amount of mortgage servicing assets is net of $0.2 million and $1.8 million reserves at December 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(2)
The carrying amount of FHLB advances is net of $61 thousand and $85 thousand in hedge accounting adjustments and discounts at December 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

(3)
The carrying amount of long-term debt is net of $1.0 million and $4.4 million in hedge accounting adjustments and discounts at December 31, 2013 and December 31, 2012, respectively. The estimated fair value does not include such adjustments.

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
The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional supplemental retirement income after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. There were $114 thousand and $102 thousand in Company contributions to the plans for the years ended December 31, 2013 and 2012, respectively.
December 31st is the measurement date used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$187,145	$169,176	$8,660	$8,093	$4,229	$5,126
Service cost	40	30	—	—	—	—
Interest cost	7,365	7,307	289	316	109	177
Actuarial loss (gain)	(17,909)	15,044	(160)	353	(239)	(698)
Benefits paid and administrative expenses	(5,452)	(4,412)	(114)	(102)	(278)	(376)
Benefit obligation at end of year	171,189	187,145	8,675	8,660	3,821	4,229
Change in plan assets:
Fair value of plan assets at beginning of year	151,191	136,905	—	—	—	—
Actual return on plan assets	16,443	18,698	—	—	—	—
Employer contributions	—	—	114	102	278	376
Benefits paid and administrative expenses	(5,452)	(4,412)	(114)	(102)	(278)	(376)
Fair value of plan assets at end of year	162,182	151,191	—	—	—	—
Underfunded at end of year	$(9,007)	$(35,954)	$(8,675)	$(8,660)	$(3,821)	$(4,229)
The accumulated benefit obligation for the pension plans and the postretirement benefit plan was $183.7 million and $200.0 million at December 31, 2013 and 2012, respectively.

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012. An asset is recognized for an overfunded plan, and a liability is recognized for an underfunded plan.

	2013			2012
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Prepaid expenses and other assets	$—	$—	$—	$—	$—	$—
Accrued expenses and other liabilities	(9,007)	(8,675)	(3,821)	(35,954)	(8,660)	(4,229)
Underfunded	$(9,007)	$(8,675)	$(3,821)	$(35,954)	$(8,660)	$(4,229)
The components of accumulated other comprehensive loss related to pensions and other postretirement benefits at December 31, 2013 and 2012 are summarized below. Webster expects that $2.9 million in net actuarial loss and $73 thousand in prior service cost will be recognized as components of net periodic benefit cost in 2014.

	2013			2012
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$41,267	$1,419	$351	$70,860	$1,705	$591
Prior service cost	—	—	159	—	—	232
Total pre-tax amounts included in accumulated other comprehensive loss	$41,267	$1,419	$510	$70,860	$1,705	$823
Deferred tax benefit	14,779	508	183	25,377	611	295
Amounts included in accumulated other comprehensive loss, net of tax	$26,488	$911	$327	$45,483	$1,094	$528
Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2014	$6,944	$2,748	$387
2015	7,111	1,459	385
2016	6,957	417	378
2017	7,833	380	366
2018	8,104	381	350
2019-2023	46,428	1,162	1,466

The components of the net periodic benefit cost (benefit) for the Company’s defined benefit pension plans were as follows:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost Recognized in Net Income:
Service cost (benefits earned during the period)	$40	$30	$175	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,365	7,307	7,463	289	316	350	109	177	215
Expected return on plan assets	(11,114)	(10,069)	(10,550)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Net amortization	6,355	6,103	2,674	125	71	—	—	107	65
Net periodic benefit cost (income) recognized in net income	$2,646	$3,371	$(238)	$414	$387	$350	$182	$357	$353
Amounts related to the Company’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Changes in Funded Status Recognized in Other Comprehensive Income:
Net loss (gain)	$(23,238)	$6,416	$36,272	$(160)	$353	$760	$(239)	$(698)	$452
Amounts reclassified from accumulated other comprehensive income	(6,355)	(6,103)	(2,674)	(125)	(71)	—	—	(107)	(65)
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Total loss (gain) recognized in other comprehensive income (loss)	$(29,593)	$313	$33,598	$(285)	$282	$760	$(312)	$(878)	$314
Fair Value Measurements: The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:
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

A summary of fair values of the pension plan assets measured at fair value, including the classification of such instruments pursuant to the valuation hierarchy follows:

	December 31, 2013				December 31, 2012
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Exchange traded funds	$29,831	$29,831	$—	$—	$31,745	$31,745	$—	$—
Cash and cash equivalents	269	269	—	—	14	14	—	—
Common collective funds	130,886	—	130,886	—	118,096	—	118,096	—
Insurance company investment contract	1,196	—	—	1,196	1,336	—	—	1,336
Total	$162,182	$30,100	$130,886	$1,196	$151,191	$31,759	$118,096	$1,336
The following table sets forth a summary of changes in the fair value of the plan’s level 3 assets for the years ended December 31, 2013 and 2012:

(In thousands)	2013	2012
Level 3—pension assets, beginning of period	$1,336	$1,401
Transfers into Level 3	—	—
Unrealized gains relating to instruments still held at the reporting date	(39)	21
Benefit payments, administrative expenses and interest income, net	(101)	(86)
Balance, end of year	$1,196	$1,336

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2013	2012
Assets Category:
Fixed income investments	50%	40%
Equity investments	50	60
Total	100%	100%
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
The investment policy guidelines in effect as of December 31, 2013 set the following asset allocation targets:

Target
Assets Category:
Fixed income investments	50%
Equity investments	50
Total	100%

The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The Plan invests in registered investment companies and bank collective trusts. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index and the Barclays Capital U.S. Long Credit Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities, mutual funds and collective trusts. Investments in mutual funds and collective trust funds are substantially limited to funds with the securities characteristics of their assigned benchmarks.
The basis for Webster’s 2013 assumption for the expected long-term rate of return on assets is as follows:

	Portfolio	Return
Asset Category:
Fixed income investments	50%	5.4%
U.S. equity investments	35	8.9
International equity investments	15	9.3
The investment strategy for the pension plan assets is to maintain a diversified portfolio designed to achieve our target rate of an average long-term rate of 7.25%. While we believe we can achieve a long-term average rate of return of 7.25%, we cannot be certain that portfolio will perform to our expectations. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, if needed.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.80%	3.90%	4.25%	3.40%	3.75%	2.85%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.90%	4.35%	5.50%	3.40%	4.00%	5.10%	2.85%	3.60%	4.55%
Expected long-term return on assets	7.25%	7.50%	7.75%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0%	8.0%	8.0%
The assumed healthcare cost-trend rate is 8.0% for 2013 and 2014, declining 1.0% each year after until 2017 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2013 would have increased the net periodic postretirement benefit cost by $6 thousand and increased the accumulated benefit obligation by $206 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2013 would have decreased the net periodic postretirement benefit cost by $5 thousand and decreased the accumulated benefit obligation by $185 thousand.
Multiple-employer plan
Webster Bank is a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2013, the date of the latest actuarial valuation, Webster’s portion of the plan was underfunded by $2.2 million.

The following table sets forth contributions and funding status of the Fund:

	Contributions by Webster Bank Period Ending December 31,			Funded Status of Plan		Surcharge Imposed
(In thousands) EIN/Pension Plan Number	2013	2012	2011	2013	2012
13-5645888/333	$870	$1,230	$1,429	At least 80 percent	At least 80 percent	No
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act.
All benefit accruals were frozen as of September 1, 2004.
The Company's contributions to the Fund did not exceed more than 5 percent of total Fund contributions for the years ended December 31, 2013, 2012 and 2011.
Webster Bank Retirement Savings Plan
Webster provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code (the "Code”). For the period March 1, 2009 through February 1, 2012, Webster matched 100% of a participant’s pre-tax contributions to the extent the pre-tax contributions do not exceed 5% of compensation. If a participant fails to make a pre-tax contribution election within 90 days of his or her date of hire, automatic pre-tax contributions will commence 90 days after his or her date of hire at a rate equal to 3% of compensation. The 2% non-elective contribution has been eliminated; however, Webster continues to contribute the special transition credits.
Effective February 1, 2012, Webster matches 100% of the first 2% and 50% of the next 6% of employees’ pretax contributions based on annual compensation. Webster continues to contribute the special transition credits under the employee retirement savings plan.
Compensation expense included $11.2 million, $11.4 million and $12.1 million for the years ending December 31, 2013, 2012 and 2011, respectively, for employer contributions.
Webster Financial Corporation Employee Stock Purchase Plan
The Webster Financial Corporation Employee Stock Purchase Plan ("ESPP") is a shareholder approved plan governed by section 423 of the Code under which eligible employees may elect to purchase the Company's common stock through payroll deductions, of between 1% and 10%, up to a maximum $25,000 during any calendar year. Effective April 1, 2013, participants are able to purchase shares at a price equal to 95% of the fair market value of the stock as of the end of each three-month offering period.

NOTE 20: Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the “Plans”) under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights may be granted to employees and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. The Plans have shareholder approval for up to 10.9 million shares of common stock. As of December 31, 2013, no stock appreciation rights have been granted while the Plans had 2.3 million common shares available for future grants. The shares are expected to come from the Company’s treasury shares or authorized and unissued shares. Stock-based compensation cost is recognized over the requisite service period for the awards on a straight-line vesting expense schedule. The cost is based on the grant-date fair value, net of estimated forfeitures and is included as a component of compensation and benefits reflected in non-interest expense. The cost of an award to retirement eligible employees is recognized immediately, while the award is subject to a one year minimum hold before vesting.
Stock-based compensation expense, and the related income tax benefit, recognized in the accompanying Consolidated Statements of Income is summarized in the following table:

	Years ended December 31,
(In thousands)	2013	2012	2011
Stock option expense	$3,902	$2,405	$809
Restricted stock expense	6,762	6,550	5,231
Stock-based compensation	$10,664	$8,955	$6,040

Income tax benefit	$5,344	$2,841	$2,127
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2013	2012	2011
Weighted-average assumptions:
Expected term	6.9 years	6.6 years	6.5 years
Expected dividend yield	1.80%	1.00%	1.00%
Expected forfeiture rate	10.00%	9.00%	9.00%
Expected volatility	58.97%	61.03%	57.41%
Risk-free interest rate	1.36%	1.30%	2.68%
Fair value of option at grant date	$10.96	$11.71	$12.74
These assumptions can be highly subjective and, therefore, Webster uses historical data within the valuation model. The expected term of options granted is derived from actual option exercise and employee termination tendencies. The expected dividend yield is based on the current annual dividend on a current stock price. The expected forfeiture rate is calculated based on actual forfeiture activity trends. The expected volatility is derived from historical returns of the daily closing stock price over periods of time equal to the duration of the expected term of options granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods that coincide with the contractual life of the option.
As of December 31, 2013, there was $2.0 million of unrecognized compensation expense related to non-vested options that is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

The following table summarizes stock option activity under the plans for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, at beginning of year	2,476,645	$28.99
Granted	436,043	23.00
Exercised	(165,036)	16.81
Forfeited/expired	(421,855)	38.72
Outstanding, at end of year	2,325,797	$26.97

Exercisable, at end of year	1,751,602	$28.19
Expected to vest, at end of year	538,731	$23.24
At December 31, 2013, options outstanding included 2,129,892 non-qualified and 195,905 incentive, stock options. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $777.1 thousand and $102.4 thousand, respectively.
The following table summarizes information about options outstanding and options exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$5.01 — 20.00	660,602	5.2	$10.63	658,546	5.2	$10.62
20.01 — 30.00	815,271	8.0	23.45	243,132	6.0	23.84
30.01 — 40.00	259,572	3.6	32.23	259,572	3.6	32.23
40.01 — 50.00	590,352	1.8	47.81	590,352	1.8	47.81
	2,325,797	5.1	$26.97	1,751,602	3.9	$28.19
The weighted-average remaining contractual term for options expected to vest at December 31, 2013 was 8.7 years. At December 31, 2013, the aggregate intrinsic value of options outstanding, options exercisable, and options expected to vest was $19.9 million, $15.3 million, and $4.3 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster’s closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options at that time.
Restricted Stock
The Company grants time-based restricted stock awards that vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense is recorded over the vesting period based on the grant-date market price of the Company’s common stock. During 2012, certain time-based restricted shares were converted into restricted units. A total of 164,260 restricted shares were converted into restricted units. There was no additional compensation expense recognized as a result of the modification.

The following table summarizes time-based restricted stock activity under the Plans for the year ended December 31, 2013:

	Number of Shares	Weighted-average Grant Date Fair Value	Number of Units	Weighted-average Grant Date Fair Value
Outstanding, at beginning of year	249,294	$22.12	33,742	$22.12
Granted	246,133	23.26	—	—
Vested (1)	(205,601)	22.36	(22,259)	22.75
Forfeited	(22,707)	22.40	(9,778)	21.67
Outstanding, at end of year	267,119	$22.96	1,705	$22.75
(1) Vested for purposes of recording compensation expense.
The Company grants performance-based restricted stock awards that vest after three years. The shares vest in a range from zero to 200% of the target number of shares under the grant depending on performance. The performance-based shares granted in 2013 vest, based 50% upon Webster's ranking for total shareholder return verses Webster's fourteen-bank compensation peer group companies and 50% upon Webster's return on equity, over the three year vesting period. The fourteen-bank compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return verses the fourteen-bank compensation peer group and based on the market value on the date of grant of the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Dividends are paid on the performance-based shares when the performance target is met.
The following table summarizes performance-based restricted stock activity under the Plans for the year ended December 31, 2013:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding, at beginning of year	94,408	$25.44
Granted	163,519	24.04
Vested (1)	(84,652)	24.74
Forfeited	(34,825)	24.55
Outstanding, at end of year	138,450	$24.43
(1) Vested for purposes of recording compensation expense.
As of December 31, 2013, there was $9.5 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $9.1 million and $4.8 million, respectively.
Long-Term Cash Incentive Awards
Webster granted long-term cash incentive awards to certain vice presidents and senior vice presidents of the Company, prior to 2010. The cash value of the award is converted to “phantom shares” upon dividing the total cash value by the average price of the Company's common stock for the 10 days prior to the grant date. The “phantom shares” have a vesting period ranging from three to five years. The cash value of the "phantom shares" is subsequently adjusted based upon the stock price, subject to a floor equal to the grant-date value and a cap equal to twice the grant-date value. The cost is ratably amortized over the applicable vesting period. On a quarterly basis, the current stock price is used to mark to market the unvested amount by recording an adjustment to the liability with the offset to compensation expense. Compensation expense related to these awards, recognized in the accompanying Consolidated Statements of Income, was $8 thousand, $1.2 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Other liabilities related to these awards, recorded in the accompanying Consolidated Balance Sheets was $34 thousand and $27 thousand at December 31, 2013 and 2012, respectively.

NOTE 21: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its core businesses: Commercial Banking, Community Banking, and Other. The Community Banking reportable segment is the aggregation of the Personal Banking and Business Banking operating segments. The Other reportable segment is the aggregation of HSA Bank and the Private Banking operating segments. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environments. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
At December 31, 2012, Webster's operations were organized into four reportable segments that represented its core businesses: Commercial Banking, Retail Banking, Consumer Finance, and Other. In the first quarter of 2013, Webster reconfigured its organization to better serve its customers as one of its key strategic priorities, resulting in the operating and reportable segments discussed above. One of the action steps taken was to consolidate all mass market consumer related activities into a Personal Bank. This action combined the previous Retail and Consumer Finance segments to better meet our objectives and emphasis on relationship development across units. The 2012 and 2011 segment results have been adjusted for comparability to the 2013 segment presentation.
Webster’s segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category.
The Company uses a matched maturity funding concept called funds transfer pricing (“FTP”) to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s ALCO.
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense, for certain elements of risk that are not deemed specifically attributable to an operating segment, such as environmental factors, and provision for the consumer liquidating portfolio are shown as other reconciling. For the years ended December 31, 2013, 2012 and 2011, 115.4%, 83.7% and 108.8% of the provision expense is specifically attributable to operating segments and reported accordingly.
Webster allocates a majority of non-interest expense to each segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate segment. Income tax expense is allocated to each segment based on the effective income tax rate for the period shown.

The following tables present the results for Webster’s reportable segments for the years ended December 31, 2013, 2012 and 2011 and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s reportable segments for the periods then ended:

	Year ended December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$217,582	$347,395	$40,992	$605,969	$(9,241)	$596,728
Provision (benefit) for loan and lease losses	18,581	19,973	93	38,647	(5,147)	33,500
Net interest income (loss) after provision for loan and lease losses	199,001	327,422	40,899	567,322	(4,094)	563,228
Non-interest income	30,797	116,182	32,926	179,905	11,145	191,050
Non-interest expense	99,801	337,795	49,745	487,341	10,718	498,059
Income (loss) before income tax expense	129,997	105,809	24,080	259,886	(3,667)	256,219
Income tax expense (benefit)	38,900	31,662	7,205	77,767	(1,097)	76,670
Net income (loss) attributable to Webster Financial Corporation	$91,097	$74,147	$16,875	$182,119	$(2,570)	$179,549

	Year ended December 31, 2012
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income	$188,666	$342,268	$33,308	$564,242	$14,666	$578,908
Provision (benefit) for loan and lease losses	(7,498)	26,167	(680)	17,989	3,511	21,500
Net interest income after provision for loan and lease losses	196,164	316,101	33,988	546,253	11,155	557,408
Non-interest income	29,324	116,978	28,680	174,982	17,776	192,758
Non-interest expense	98,718	340,907	44,649	484,274	17,530	501,804
Income before income tax expense	126,770	92,172	18,019	236,961	11,401	248,362
Income tax expense	38,111	27,710	5,417	71,238	3,427	74,665
Net income attributable to Webster Financial Corporation	$88,659	$64,462	$12,602	$165,723	$7,974	$173,697

	Year ended December 31, 2011
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income	$168,560	$340,519	$25,437	$534,516	$29,252	$563,768
Provision (benefit) for loan and lease losses	(21,213)	45,293	398	24,478	(1,978)	22,500
Net interest income after provision for loan and lease losses	189,773	295,226	25,039	510,038	31,230	541,268
Non-interest income	25,869	108,212	24,199	158,280	18,762	177,042
Non-interest expense	105,356	356,443	40,387	502,186	8,790	510,976
Income from continuing operations before income taxes	110,286	46,995	8,851	166,132	41,202	207,334
Income tax expense	30,826	13,135	2,474	46,435	11,516	57,951
Income from continuing operations	79,460	33,860	6,377	119,697	29,686	149,383
Income from discontinued operations	—	—	—	—	1,995	1,995
Income before noncontrolling interests	79,460	33,860	6,377	119,697	31,681	151,378
Less: Net loss attributable to noncontrolling interests	—	(1)	—	(1)	—	(1)
Net income attributable to Webster Financial Corporation	$79,460	$33,861	$6,377	$119,698	$31,681	$151,379

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
At December 31, 2013	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
At December 31, 2012	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765
At December 31, 2011	$4,359,403	$7,415,480	$245,554	$12,020,437	$6,693,903	$18,714,340

NOTE 22: Commitments and Contingencies
Lease Commitments. At December 31, 2013, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $20.3 million, $20.0 million and $20.4 million for the years ended December 31, 2013, 2012 and 2011 , respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.9 million, $1.0 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2012. All other rental income is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income.
The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2013:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2014	$19,206	$735
2015	18,836	628
2016	17,592	524
2017	15,301	274
2018	12,862	129
Thereafter	69,299	151
Total	$153,096	$2,441
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
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

	At December 31,
(In thousands)	2013	2012
Unused commitments to extend credit	$4,183,455	$3,801,013
Standby letters of credit	135,761	139,789
Commercial letters of credit	13,621	6,535
Total financial instruments with off-balance sheet risk	$4,332,837	$3,947,337
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2013	2012	2011
Beginning balance	$5,662	$5,449	$9,378
Provision	64	723	209
Reserve release	(1,342)	(510)	(4,138)
Ending balance	$4,384	$5,662	$5,449
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of December 31, 2013 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

NOTE 23: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2013	2012
Assets:
Cash and due from banks	$12,452	$10,091
Interest-bearing deposits	261,121	220,110
Securities available for sale, at fair value	3,584	16,734
Investment in subsidiaries	2,142,222	2,057,350
Due from (to) subsidiaries	37	(22)
Alternative investments	11,016	11,623
Other assets	11,859	11,971
Total assets	$2,442,291	$2,327,857
Liabilities and shareholders’ equity:
Senior notes	$151,045	$154,170
Junior subordinated debt	77,320	77,320
Accrued interest payable	1,732	1,728
Other liabilities	3,006	1,109
Total liabilities	233,103	234,327
Shareholders’ equity	2,209,188	2,093,530
Total liabilities and shareholders’ equity	$2,442,291	$2,327,857

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2013	2012	2011
Operating Income:
Dividend income from bank subsidiary	$90,000	$140,000	$170,000
Interest on securities and interest-bearing deposits	1,025	634	562
Interest on loan	—	—	810
Provision for loan losses	—	—	136
Net loss on trading securities	—	—	(1,799)
Net gain on sale of investment securities	1,273	409	374
Alternative investments (loss) income	(392)	(720)	1,605
Other non-interest income	152	157	149
Total operating income	92,058	140,480	171,837
Operating Expense:
Interest expense on borrowings	7,273	13,186	18,651
Loss on swap termination	—	—	16,223
Compensation and benefits	10,787	10,245	9,121
Other non-interest expense	5,966	5,746	5,766
Total operating expense	24,026	29,177	49,761
Income before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	68,032	111,303	122,076
Income tax benefit	9,742	10,107	18,481
Equity in undistributed earnings of subsidiaries and associated companies	101,775	52,287	8,827
Income from continuing operations	179,549	173,697	149,384
Income from discontinued operations, net of tax	—	—	1,995
Net income	$179,549	$173,697	$151,379

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2013	2012	2011
Net income	$179,549	$173,697	$151,379
Other comprehensive income, net of taxes:
Net unrealized (gains) losses on available for sale securities	(616)	(525)	607
Net unrealized losses (gains) on derivative instruments	1,152	(632)	10,324
Other comprehensive (loss) income of subsidiaries and associated companies	(16,819)	29,095	(57,426)
Other comprehensive (loss) income	(16,283)	27,938	(46,495)
Comprehensive income	$163,266	$201,635	$104,884

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2013	2012	2011
Operating activities:
Net income	$179,549	$173,697	$151,379
Income from discontinued operations, net of tax	—	—	1,995
Income from continuing operations	179,549	173,697	149,384
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(101,775)	(52,287)	(8,827)
Stock-based compensation	10,664	8,955	6,040
Excess tax benefits from stock-based compensation	(389)	(812)	(392)
Other, net	(1,545)	(6,610)	21,285
Net cash provided by operating activities	86,504	122,943	167,490
Investing activities:
Increase in interest-bearing deposits	(41,011)	(24,081)	(120,133)
Purchases of available for sale securities	(75)	(8,272)	(3,714)
Proceeds from maturities and principal payments of available for sale securities	—	775	575
Proceeds from sale of available for sale securities	13,544	1,073	2,353
Net decrease in loan	—	—	13,000
Net cash used for investing activities	(27,542)	(30,505)	(107,919)
Financing activities:
Repayment of long-term debt	—	(136,070)	(22,689)
Preferred stock issued	—	122,710	—
Cash dividends paid to common shareholders	(48,952)	(30,667)	(13,978)
Cash dividends paid to preferred shareholders	(10,803)	(2,460)	(2,460)
Exercise of stock options	2,736	996	213
Excess tax benefits from stock-based compensation	389	812	392
Common stock issued	731	560	689
Common stock repurchased	(672)	(53,243)	(1,670)
Common stock warrants repurchased	(30)	(388)	(16,285)
Net cash used for financing activities	(56,601)	(97,750)	(55,788)
Discontinued Operations:
Operating activities	—	—	1,995
Net cash provided by discontinued operations	—	—	1,995
Increase (decrease) in cash and due from banks	2,361	(5,312)	5,778
Cash and due from banks at beginning of year	10,091	15,403	9,625
Cash and due from banks at end of year	$12,452	$10,091	$15,403

NOTE 24: Selected Quarterly Consolidated Financial Information (Unaudited)

	2013
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$170,083	$170,093	$171,753	$175,711
Interest expense	24,287	23,032	21,766	21,827
Net interest income	145,796	147,061	149,987	153,884
Provision for loan and lease losses	7,500	8,500	8,500	9,000
Net gain on sale of investment securities	106	333	269	4
Other non-interest income	48,172	51,918	45,988	44,260
Non-interest expense	125,535	123,604	122,281	126,639
Income before income tax expense	61,039	67,208	65,463	62,509
Income tax expense	18,922	20,835	18,158	18,755
Net income	42,117	46,373	47,305	43,754
Preferred stock dividends	(2,886)	(2,639)	(2,639)	(2,639)
Net income available to common shareholders	$39,231	$43,734	$44,666	$41,115
Net income per common share:
Basic - Net income available to common shareholders	$0.46	$0.49	$0.50	$0.46
Diluted - Net income available to common shareholders	0.44	0.48	0.49	0.45

	2012
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$174,107	$174,633	$172,216	$172,546
Interest expense	30,739	30,255	27,326	26,274
Net interest income	143,368	144,378	144,890	146,272
Provision for loan and lease losses	4,000	5,000	5,000	7,500
Net gain on sale of investment securities	—	2,537	810	—
Other non-interest income	43,986	44,816	47,669	52,940
Non-interest expense	127,813	127,179	123,887	122,925
Income before income tax expense	55,541	59,552	64,482	68,787
Income tax expense	16,603	18,312	19,489	20,261
Net income	38,938	41,240	44,993	48,526
Preferred stock dividends	(615)	(615)	(615)	(615)
Net income available to common shareholders	$38,323	$40,625	$44,378	$47,911
Net income per common share:
Basic - Net income available to common shareholders	$0.44	$0.46	$0.51	$0.55
Diluted - Net income available to common shareholders	0.42	0.44	0.48	0.52

NOTE 25: Subsequent Event
On February 11, 2014, Webster completed an underwritten public offering of $150 million aggregate principal amount of 4.375% senior notes maturing February 15, 2024. Webster received net proceeds of $148.0 million from the public offering.

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
Internal Control Over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2013
Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2013. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.
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
Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2013.
The independent registered public accounting firm of KPMG LLP, as auditor of Webster’s financial statements, has issued an opinion on Webster’s internal control over financial reporting as of December 31, 2013.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:

We have audited Webster Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Webster Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Webster Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Webster Financial Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Hartford, Connecticut
February 28, 2014

ITEM 9B. OTHER INFORMATION
The annual meeting of shareholders will be held on Thursday, April 24, 2014 at 4:00 P.M. at the Webster Bank Resource Center, 436 Slater Road, New Britain, Connecticut.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information for Webster’s executive officers, each of whom is appointed to serve for a one-year period.

Name	Age at December 31, 2013	Positions Held
James C. Smith	64	Chairman, Chief Executive Officer and Director
Joseph J. Savage	61	President and Director of Webster Bank
Glenn I. MacInnes	52	Executive Vice President and Chief Financial Officer
Daniel H. Bley	45	Executive Vice President and Chief Risk Officer
John R. Ciulla	48	Executive Vice President, Commercial Banking
Colin D. Eccles	55	Executive Vice President & Chief Information Officer
Daniel M. FitzPatrick	55	Executive Vice President, Private Banking
Nitin J. Mhatre	43	Executive Vice President, Community Banking
Charles L. Wilkins	52	Executive Vice President, HSA Bank
Harriet Munrett Wolfe	60	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	51	Senior Vice President and Chief Accounting Officer
Information concerning the principal occupation of these executive officers of Webster Financial Corporation and Webster Bank during at least the last five years is set forth below.
James C. Smith is Chairman and Chief Executive Officer of Webster Financial Corporation and Webster Bank. Mr. Smith joined Webster Bank in 1975, and was appointed CEO in 1987 and Chairman in 1995. He was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of the parent company at its inception in 1986. He served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith is co-chairman of the American Bankers Council (American Bankers Association's midsize banks). He serves as chairman of the Financial Services Roundtable Corporate Social Responsibility team after completing a three-year term on the FSR board. He is actively involved in the Midsize Banks Coalition of America. Mr. Smith served on the executive committee of the Connecticut Bankers Association for multiple terms ending 2012. He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and served as a member of the board of directors of the Federal Reserve Bank of Boston for a three-year term ending in December 2010. He is a past member of the board of directors of the American Bankers Association and of the Federal Home Loan Bank of Boston. Mr. Smith is actively involved in community service and serves on the board of Saint Mary’s Health System in Waterbury, Connecticut.
Joseph J. Savage is President of Webster and Webster Bank and a director of Webster Bank. He joined Webster in April 2002 as Executive Vice President, Commercial Banking and was promoted to President of Webster Bank and elected to the board of directors of Webster Bank in January of 2014. Prior to this, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. Mr. Savage serves as a director of the MetroHartford Alliance, the Connecticut Technology Council and the Travelers Championship Committee. He is also the chair of the 2013-14 United Way Campaign for United Way of Central and Northeastern Connecticut.
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

Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster and Webster Bank. He joined Webster in August 2010. Prior to that, Mr. Bley worked at ABN Amro and Royal Bank of Scotland (“RBS”) from 1990 to 2010. While at RBS, he served as a managing director of the Financial Institutions Credit Group. Prior to this position, he was Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management at ABN Amro. Mr. Bley serves on the board of directors of Junior Achievement of Western Connecticut.
John R. Ciulla is Executive Vice President, Commercial Banking of Webster and Webster Bank. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the company, including chief credit risk officer and senior vice president, commercial banking, where he was responsible for several business units. He was promoted from executive vice president and head of middle market banking to lead Commercial Banking in January 2014. Prior to joining Webster, Mr. Ciulla was most recently managing director of The Bank of New York, where he worked from 1997 to 2004. He practiced law in New York as an associate with McDermott Will & Emery from 1996 to 1997 and with Hughes Hubbard & Reed from 1994 to 1996. He serves on the boards of the Connecticut Business & Industry Association, the Stamford Partnership and the Cardinal Sheehan Center in Bridgeport, Connecticut.
Colin D. Eccles is Executive Vice President and Chief Information Officer of Webster and Webster Bank. He joined Webster in January of 2013. Prior to this, Mr. Eccles served as CIO for Umpqua Holdings in Portland, Ore. A native of South Africa, he worked for the First National Bank of South Africa before joining Hogan Systems in Dallas, Texas. He also worked for Washington Mutual Bank and was the CIO for the Retail Bank prior to joining Umpqua Holdings.
Daniel M. FitzPatrick is Executive Vice President, Private Banking of Webster and Webster Bank. He joined Webster in October 2012. Prior to this, Mr. FitzPatrick was Regional Managing Director for the BNY Mellon Wealth Management business in Fairfield and Westchester counties. Before that, he held the positions of: Managing Director, Goldman Sachs and CEO at The Goldman Sachs Trust Company, N.A.; Managing Director at Citigroup and CEO of its Citi Trust division; Managing Director of Samoset Capital Group LLC and CEO of Samoset Financial Services LLC; and Managing Director and head of Fiduciary Management at J.P. Morgan. Prior to that, he practiced law as an attorney at Davis Polk & Wardwell. Mr. FitzPatrick serves as a Board Member for Greenwich Emergency Medical Services, Inc.
Nitin J. Mhatre is Executive Vice President, Head of Community Banking for Webster and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August 2013. Prior to this, Mr. Mhatre worked at Citigroup in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Prior to that, he was Director, Cards Cross-Sell and Portfolio Management for CitiMortgage based in St. Louis, Missouri, Marketing Director for Citibank Guam, Product management head for Mass affluent & Diners Club Cards for Citibank, India based in Chennai, India, and Cards Sales Manager for Citibank India based in Mumbai, India.
Charles L. Wilkins is Executive Vice President, HSA Bank of Webster and Webster Bank. He joined Webster in January 2014, bringing more than 25 years of banking and health insurance industry experience. He was most recently president of his own consulting practice specializing in healthcare and financial services. Prior to that, Mr. Wilkins was general manager and chief executive officer of OptumHealth Financial Services, a division of UnitedHealth Group in Minnesota. He is an active volunteer with the United Way, Special Olympics, and Crossroad Career Network.
Harriet Munrett Wolfe is Executive Vice President, General Counsel and Secretary of Webster and Webster Bank. She joined Webster and Webster Bank in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997 and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., in Hartford, Connecticut. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation’s Executive Committee, Audit Committee, and Chair of the Real Estate Committee.
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

You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster's Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2013, and is incorporated herein by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 20 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements included elsewhere within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	2,325,797	$26.97	2,289,174
Plans not approved by shareholders	—	—	—
Total	2,325,797	$26.97	2,289,174
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

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

4.5
Senior Indenture, dated as of April 12, 2004, between the Company and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 12, 2004, and incorporated herein by reference).

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

4.11
Senior Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

4.12
Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

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

10.6
Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 31, 2007 and incorporated herein by reference).

10.7
Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K with the SEC on December 21, 2007 and incorporated herein by reference).

10.8
Qualified Performance-Based Compensation Plan (filed as Exhibit A to the Company's definitive proxy materials for the Company's 2008 Annual Meeting of Shareholders and incorporated herein by reference).

10.9	Employee Stock Purchase Plan (filed as Appendix A to Webster's Definitive Proxy Statement filed with the SEC on March 23, 2000 and incorporated herein by reference).
10.10
Form of Change of Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and James C. Smith, Gerald P. Plush and Joseph J. Savage (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.11
Form of Change of Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe. (filed as Exhibit 10.13 to the Company's Current Report on Form 10-K filed with the SEC on February, 28, 2013 and incorporated herein by reference).

10.12
Form of Change of Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

Exhibit No.	Exhibit Description
10.13	Form of Change of Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins.
10.14
Form of Non-Competition Agreement, effective as of December 31, 2012, between Webster Financial Corporation and each of James C. Smith, Gerald P. Plush, Glenn I. MacInnes and Joseph J. Savage (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.15
Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.16	Description of Arrangement for Directors Fees.
10.17
Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe. (filed as Exhibit 10.22 to the Company's Current Report on Form 10-K filed with the SEC on February, 28, 2013 and incorporated herein by reference).

10.18	Form of Non-Solicitation Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins.
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101
The following materials from the Webster Financial Corporation, Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes, detail tagged.

Note:	Exhibit numbers 10.1 – 10.14 and 10.16 – 10.18 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.