Form 10-Q
period 2014-03-31
WEBSTER FINANCIAL CORP
filed 2014-05-07
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2014 was 90,316,763

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$251,886	$223,616
Interest-bearing deposits	29,893	23,674
Securities available for sale, at fair value	3,008,856	3,106,931
Securities held-to-maturity (fair value of $3,478,433 and $3,370,912)	3,448,195	3,358,721
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	166,133	158,878
Loans held for sale	14,631	20,802
Loans and leases	12,994,742	12,699,776
Allowance for loan and lease losses	(153,600)	(152,573)
Loans and leases, net	12,841,142	12,547,203
Deferred tax asset, net	55,316	65,109
Premises and equipment, net	121,473	121,605
Goodwill	529,887	529,887
Other intangible assets, net	4,183	5,351
Cash surrender value of life insurance policies	433,793	430,535
Accrued interest receivable and other assets	270,357	260,687
Total assets	$21,175,745	$20,852,999
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,028,625	$3,128,152
Interest-bearing	12,011,364	11,726,268
Total deposits	15,039,989	14,854,420
Securities sold under agreements to repurchase and other borrowings	1,147,882	1,331,662
Federal Home Loan Bank advances	2,203,606	2,052,421
Long-term debt	376,412	228,365
Accrued expenses and other liabilities	168,227	176,943
Total liabilities	18,936,116	18,643,811
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,373,197 and 93,366,673 shares	934	934
Paid-in capital	1,126,875	1,125,584
Retained earnings	1,114,088	1,080,488
Less: Treasury stock, at cost (3,575,423 and 3,407,256 shares)	(110,226)	(100,918)
Accumulated other comprehensive loss	(43,691)	(48,549)
Total shareholders' equity	2,239,629	2,209,188
Total liabilities and shareholders' equity	$21,175,745	$20,852,999
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2014	2013
Interest Income:
Interest and fees on loans and leases	$124,010	$120,692
Taxable interest and dividends on securities	48,396	42,626
Income related to tax exempt securities	5,196	6,128
Loans held for sale	177	637
Total interest income	177,779	170,083
Interest Expense:
Deposits	10,644	12,850
Securities sold under agreements to repurchase and other borrowings	5,205	5,055
Federal Home Loan Bank advances	3,847	4,539
Long-term debt	2,782	1,843
Total interest expense	22,478	24,287
Net interest income	155,301	145,796
Provision for loan and lease losses	9,000	7,500
Net interest income after provision for loan and lease losses	146,301	138,296
Non-interest Income:
Deposit service fees	24,712	23,994
Loan related fees	4,482	4,585
Wealth and investment services	8,838	7,766
Mortgage banking activities	775	7,031
Increase in cash surrender value of life insurance policies	3,258	3,384
Net gain on sale of investment securities	4,336	106
Impairment loss recognized in earnings	(88)	—
Other income	3,515	1,412
Total non-interest income	49,828	48,278
Non-interest Expense:
Compensation and benefits	66,371	66,050
Occupancy	12,759	12,879
Technology and equipment	15,010	15,353
Intangible assets amortization	1,168	1,242
Marketing	3,180	4,811
Professional and outside services	2,702	2,150
Deposit insurance	5,311	5,174
Other expense	18,116	17,876
Total non-interest expense	124,617	125,535
Income before income tax expense	71,512	61,039
Income tax expense	21,089	18,922
Net income	50,423	42,117
Preferred stock dividends	(2,639)	(2,886)
Net income available to common shareholders	$47,784	$39,231

Net income per common share:

Basic	$0.53	$0.46

Diluted	0.53	0.44
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2014	2013
Net income	$50,423	$42,117
Other comprehensive income, net of tax	4,858	1,355
Comprehensive income	$55,281	$43,472
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Net income	—	—	—	50,423	—	—	50,423
Other comprehensive income, net of tax	—	—	—	—	—	4,858	4,858
Dividends paid on common stock of $0.15 per share	—	—	—	(13,493)	—	—	(13,493)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends paid on series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Repurchase of common stock	—	—	—	—	(10,067)	—	(10,067)
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,098)	—	(2,098)
Stock-based compensation, net of tax effects	—	—	1,093	(691)	2,857	—	3,259
Issuance of common stock	—	—	198	—	—	—	198
Balance at March 31, 2014	$151,649	$934	$1,126,875	$1,114,088	$(110,226)	$(43,691)	$2,239,629

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	42,117	—	—	42,117
Other comprehensive income, net of tax	—	—	—	—	—	1,355	1,355
Dividends paid on common stock of $0.10 per share	—	—	—	(8,504)	—	—	(8,504)
Dividends paid on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends paid on series E preferred stock $448.89 per share	—	—	—	(2,271)	—	—	(2,271)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Shares acquired related to employee share-based compensation plans	—	—	—	—	(92)	—	(92)
Stock-based compensation, net of tax	—	—	829	(1,010)	2,678	—	2,497
Issuance of common stock	—	26	(21,324)	(36,255)	57,697	—	144
Balance at March 31, 2013	$151,649	$933	$1,125,095	$993,889	$(112,524)	$(30,911)	$2,128,131
 See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2014	2013
Operating Activities:
Net income	$50,423	$42,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,000	7,500
Deferred tax expense	7,423	12,256
Depreciation and amortization	8,418	9,283
Amortization of earning assets and funding premium/discount, net	11,606	17,544
Stock-based compensation	2,773	2,473
Excess tax benefits from stock-based compensation	(507)	(20)
Gain on sale, net of write-down, on foreclosed and repossessed assets	(260)	(284)
Loss on sale, net of write-down, on premises and equipment	58	83
Impairment loss recognized in earnings	88	—
(Gain) loss on fair value adjustment of alternative investments	(18)	264
Loss (gain) on fair value adjustment of derivative instruments	275	(52)
Net gain on the sale of investment securities	(4,336)	(106)
Increase in cash surrender value of life insurance policies	(3,258)	(3,384)
Gain from life insurance policies	—	(653)
Gain on sale of loans held for sale	(775)	(7,031)
Proceeds from sale of loans held for sale	65,643	244,386
Originations of loans held for sale	(58,560)	(228,984)
Net (increase) decrease in accrued interest receivable and other assets	(17,328)	2,986
Net decrease in accrued expenses and other liabilities	(8,726)	(32,575)
Net cash provided by operating activities	61,939	65,803
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(6,219)	46,853
Purchases of available for sale securities	(9,908)	(482,860)
Proceeds from maturities and principal payments of available for sale securities	96,983	216,013
Proceeds from sales of available for sale securities	21,695	11,771
Purchases of held-to-maturity securities	(225,839)	(215,783)
Proceeds from maturities and principal payments of held-to-maturity securities	131,364	207,321
Net purchase of Federal Home Loan Bank stock	(7,255)	(3,248)
Net (increase) decrease in loans	(304,732)	6,836
Proceeds from life insurance policies	—	1,768
Proceeds from the sale of foreclosed properties and repossessed assets	2,824	1,748
Proceeds from the sale of premises and equipment	—	226
Purchases of premises and equipment	(7,970)	(1,758)
Net cash used for investing activities	(309,057)	(211,113)
Financing Activities:
Net increase in deposits	185,569	93,047
Proceeds from Federal Home Loan Bank advances	1,401,234	900,000
Repayments of Federal Home Loan Bank advances	(1,250,043)	(825,043)
Net decrease in securities sold under agreements to repurchase and other borrowings	(183,780)	(42,393)
Issuance of long-term debt	150,000	—
Repayment of long-term debt	—	(102,579)
Cash dividends paid to common shareholders	(13,493)	(8,504)
Cash dividends paid to preferred shareholders	(2,639)	(2,886)
Excess tax benefits from stock-based compensation	507	20
Issuance of common stock	198	144
Repurchases of common stock	(10,067)	—
Shares acquired related to employee share-based compensation plans	(2,098)	(92)
Common stock warrants repurchased	—	(30)
Net cash provided by financing activities	275,388	11,684
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2014	2013
Net increase (decrease) in cash and due from banks	28,270	(133,626)
Cash and due from banks at beginning of period	223,616	252,283
Cash and due from banks at end of period	$251,886	$118,657

Supplemental disclosure of cash flow information:
Interest paid	$19,419	$23,828
Income taxes paid	9,764	6,929
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$1,661	$2,627
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”), is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At March 31, 2014, Webster Financial Corporation's principal asset was all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
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
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority, of the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value measurements of financial instruments and evaluation of investments for other-than-temporary impairment (“OTTI”), the valuation of goodwill, the deferred tax asset valuation allowance, and pension and other postretirement benefits, as well as the status of contingencies, are particularly subject to change.
Cash Equivalents and Cash Flows. For the purposes of the Condensed Consolidated Statements of Cash Flows, cash equivalents include cash on hand and due from banks and, interest-bearing deposits at the Federal Reserve. Cash equivalents have a maturity of three months or less.
Cash flows from loans, either originated or acquired, are classified at that time according to management's original intent to either sell or hold the loan for the foreseeable future. When management's intent is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management's intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

Investment Securities. Investment securities are classified at the time of purchase as available for sale or held-to-maturity. Classification is determined at purchase, any subsequent changes to classification are reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities in the held-to-maturity portfolio are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense is recognized in investment securities interest income according to a constant yield methodology. Securities classified as available for sale are recorded at fair value with unrealized gains and losses, net of taxes, recorded as a separate component of other comprehensive income (“OCI”). Securities transferred from available for sale to held-to-maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.
All securities classified as available for sale or held-to-maturity that are in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The evaluation considers several qualitative factors including the period of time the security has been in a loss position, in addition to the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Condensed Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income. The remaining loss component would be recorded in accumulated other comprehensive income ("AOCI"). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Loans Held for Sale. Loans held for sale are primarily residential real estate mortgage loans. Loans typically are assigned this classification upon origination based on management's intent to sell when the loans are underwritten. Loans held for sale are carried at the lower of cost or fair value. Non-residential mortgage loans held for sale are carried at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income. Gains or losses on the sale of loans held for sale are included in non-interest income in the accompanying Condensed Consolidated Statements of Income. Direct loan origination costs and fees are deferred and are recognized at the time of sale.
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
Loans are placed on non-accrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate, and equipment finance loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
When a loan is placed on non-accrual status, the accrual of interest is discontinued and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans, any payment received on a non-accrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received or on a cash basis. Except for loans discharged under Chapter 7 under the Bankruptcy Code, loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a Chapter 7 discharged bankruptcy loan is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, is a closed-end amortizing loan, fully collateralized, and post-discharge had at least six consecutive months of current payments.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses ("ALLL") is a reserve established through a provision for loan and lease losses charged to expense and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in losses, current portfolio quality, and present economic, political, and regulatory conditions. Portions of the allowance may be allocated for specific loans and leases; however, the entire allowance is available for any loan or lease that is charged off. A charge-off is recorded on a case-by-case basis when all or a portion of the loan or lease is deemed to be uncollectible. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity, and the view of the regulatory authorities regarding loan classifications.
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
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential and consumer loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all troubled debt restructurings ("TDR") are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability, which is considered when determining the impaired reserve for ALLL. The current or weighted average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, within other liabilities, are reported as a component of other expense in the accompanying Condensed Consolidated Statements of Income.
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
Recently Adopted Accounting Standards Updates
ASU No. 2013-11 - Income Taxes (Topic 740) - "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward,a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, as applicable. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. This update was adopted effective January 1, 2014 and will be applied prospectively; however, its netting provisions are consistent with the Company’s previous presentation, as applicable, and as a result do not require additional disclosures.
Recently Issued Accounting Standards Updates
ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

NOTE 2: Investment Securities
Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At March 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$425	$—	$—	$425	$—	$—	$425
Agency collateralized mortgage obligations (“CMOs”)	736,820	12,266	(1,595)	747,491	—	—	747,491
Agency mortgage-backed securities (“MBS”)	1,220,847	10,420	(37,788)	1,193,479	—	—	1,193,479
Agency commercial mortgage-backed securities (“ACMBS”)	81,341	—	(915)	80,426	—	—	80,426
Commercial mortgage-backed securities (“CMBS”)	436,217	27,913	(313)	463,817	—	—	463,817
Collateralized loan obligations ("CLOs") (1)	357,374	443	—	357,817	—	—	357,817
Pooled trust preferred securities (2)	14,551	—	(2,610)	11,941	—	—	11,941
Single issuer trust preferred securities	41,849	—	(4,912)	36,937	—	—	36,937
Corporate debt securities	108,339	4,603	—	112,942	—	—	112,942
Equity securities - financial institutions (3)	2,314	1,267	—	3,581	—	—	3,581
Total available for sale	$3,000,077	$56,912	$(48,133)	$3,008,856	$—	$—	$3,008,856
Held-to-maturity:
Agency CMOs	$342,397	$—	$—	$342,397	$9,004	$(762)	$350,639
Agency MBS	2,195,566	—	—	2,195,566	46,086	(41,319)	2,200,333
Agency CMBS	195,912	—	—	195,912	—	(1,542)	194,370
Municipal bonds and notes	416,903	—	—	416,903	13,131	(94)	429,940
CMBS	289,488	—	—	289,488	9,282	(3,705)	295,065
Private Label MBS	7,929	—	—	7,929	157	—	8,086
Total held-to-maturity	$3,448,195	$—	$—	$3,448,195	$77,660	$(47,422)	$3,478,433

Total investment securities	$6,448,272	$56,912	$(48,133)	$6,457,051	$77,660	$(47,422)	$6,487,289

(1)	Amortized cost is net of $2.7 million of other-than-temporary impairments at March 31, 2014.

(2)	Amortized cost is net of $7.0 million of other-than-temporary impairment at March 31, 2014.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairment at March 31, 2014.

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMOs	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLOs (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities - financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMOs	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairment at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairment at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairment at December 31, 2013.
The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are set forth below:

	Available for Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$425	$425	$15	$16
Due after one year through five years	100,425	104,611	77,810	81,779
Due after five through ten years	237,962	238,841	83,064	85,931
Due after ten years	2,658,951	2,661,398	3,287,306	3,310,707
Total debt securities	$2,997,763	$3,005,275	$3,448,195	$3,478,433
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At March 31, 2014, the Company had a carrying value of $818.1 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its effective duration and interest rate risk profile.
Securities with a carrying value totaling $2.8 billion at March 31, 2014 and $2.7 billion at December 31, 2013 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At March 31, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$117,472	$(1,475)	$8,350	$(120)	11	$125,822	$(1,595)
Agency MBS	535,508	(21,128)	294,392	(16,660)	82	829,900	(37,788)
Agency CMBS	80,426	(915)	—	—	4	80,426	(915)
CMBS	32,532	(291)	4,387	(22)	5	36,919	(313)
Pooled trust preferred securities	—	—	11,941	(2,610)	2	11,941	(2,610)
Single issuer trust preferred securities	4,100	(65)	32,837	(4,847)	8	36,937	(4,912)
Total available for sale in an unrealized loss position	$770,038	$(23,874)	$351,907	$(24,259)	112	$1,121,945	$(48,133)
Held-to-maturity:
Agency CMOs	$51,439	$(762)	$—	$—	3	$51,439	$(762)
Agency MBS	1,019,663	(32,170)	167,623	(9,149)	89	1,187,286	(41,319)
Agency CMBS	194,371	(1,542)	—	—	9	194,371	(1,542)
Municipal bonds and notes	8,302	(62)	2,166	(32)	14	10,468	(94)
CMBS	62,338	(2,917)	14,936	(788)	8	77,274	(3,705)
Total held-to-maturity in an unrealized loss position	$1,336,113	$(37,453)	$184,725	$(9,969)	123	$1,520,838	$(47,422)

Total investment securities in an unrealized loss position	$2,106,151	$(61,327)	$536,632	$(34,228)	235	$2,642,783	$(95,555)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available for sale:
Agency CMOs	$149,894	$(1,713)	$9,011	$(155)	15	$158,905	$(1,868)
Agency MBS	616,286	(29,537)	279,680	(18,161)	88	895,966	(47,698)
Agency CMBS	70,977	(782)	—	—	3	70,977	(782)
CMBS	52,340	(996)	—	—	7	52,340	(996)
Pooled trust preferred securities	—	—	11,141	(3,410)	2	11,141	(3,410)
Single issuer trust preferred securities	3,777	(381)	31,158	(6,491)	8	34,935	(6,872)
Total available for sale in an unrealized loss position	$893,274	$(33,409)	$330,990	$(28,217)	123	$1,224,264	$(61,626)
Held-to-maturity:
Agency CMOs	$53,789	$(1,009)	$—	$—	4	$53,789	$(1,009)
Agency MBS	1,045,693	(42,181)	170,780	(11,007)	94	1,216,473	(53,188)
Agency CMBS	90,218	(818)	—	—	4	90,218	(818)
Municipal bonds and notes	46,587	(1,193)	2,166	(35)	51	48,753	(1,228)
CMBS	106,527	(4,059)	14,832	(916)	11	121,359	(4,975)
Total held-to-maturity in an unrealized loss position	$1,342,814	$(49,260)	$187,778	$(11,958)	164	$1,530,592	$(61,218)

Total investment securities in an unrealized loss position	$2,236,088	$(82,669)	$518,768	$(40,175)	287	$2,754,856	$(122,844)

Available for Sale Securities
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2014. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMOs) – There were $1.6 million in unrealized losses in the Company’s investment in agency CMOs at March 31, 2014 compared to $1.9 million at December 31, 2013. The unrealized loss is attributed to an increase in market interest rates which resulted in lower prices. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Agency mortgage-backed securities (MBS) – There were $37.8 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2014, compared to $47.7 million at December 31, 2013. The decrease in unrealized losses was primarily due to lower market rates, which resulted in higher security prices over the quarter. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Agency commercial mortgage-backed securities (ACMBS) - There were $0.9 million in unrealized losses in the Company's investment in commercial mortgage-backed securities issued by government agencies at March 31, 2014, compared to $0.8 million at December 31, 2013. The unrealized loss is representative of the bid/ask spreads and marginally higher market rates. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Commercial mortgage-backed securities (CMBS) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $0.3 million at March 31, 2014, from $1.0 million at December 31, 2013. As of March 31, 2014, the unrealized loss is comprised of five positions in three deals with small unrealized losses as a result of increased market rates. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Collateralized loan obligations (CLOs) – There were no unrealized losses on the Company’s investment in collateralized loan obligations at March 31, 2014 or December 31, 2013. The Company continues to recognize the full write down of CLO positions to market value based on the current definition of covered funds under the Volcker Rule adopted December 10, 2013.
Pooled trust preferred securities – The pooled trust preferred portfolio consists of two non-investment grade collateralized debt obligations (“CDOs”) containing insurance company collateral. The unrealized losses in the Company's investment in pooled trust preferred securities were $2.6 million at March 31, 2014, a decrease of $0.8 million from $3.4 million at December 31, 2013. The decrease in unrealized loss is related to an improvement in pricing driven by tighter credit spreads, improved collateral performance, improved shadow ratings and higher forward LIBOR rates. An internal model is used to value the pooled trust preferred securities as similar rated holdings continue to reflect an inactive market. The Company employs an internal CDO model for projection of future cash flows and discounting those cash flows to a net present value. Based on the valuation analysis, the Company does not consider the remaining two securities with unrealized losses to be other-than-temporarily impaired at March 31, 2014.
The following table summarizes information that was also considered by management in its overall OTTI evaluation of the Pooled Trust Preferred Securities portfolio at or for the three months ended March 31, 2014:

(Dollars in thousands)	Class	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2014 (2)	Total OTTI through March 31, 2014	% of Performing Bank Issuers	Deferrals/ Defaults (As a % of Current Collateral)
Deal Name:
Security K	A	$7,456	$(1,060)	$6,396	CCC	$(2,040)	80.9%	29.3%
Security M	A	7,095	(1,550)	5,545	D	(4,926)	62.9%	35.7%
Pooled trust preferred securities		$14,551	$(2,610)	$11,941		$(6,966)

(1)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.

(2)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.

Single issuer trust preferred securities - The unrealized losses in the Company's investment in single issuer trust preferred securities were $4.9 million at March 31, 2014, a decrease of $2.0 million from $6.9 million at December 31, 2013. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt and showed significantly improved capital levels in recent years and remain well above current regulatory capital standards. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
The following table summarizes the lowest credit rating information that was considered by management in evaluating OTTI for the Single Issuer Trust Preferred Securities portfolio at or for the three months ended March 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of March 31, 2014 (1)
Deal Name:
Security B	$6,941	$(941)	$6,000	BB
Security C	8,727	(901)	7,826	BBB
Security E	11,830	(879)	10,951	BBB
Security F	14,351	(2,191)	12,160	BBB
Single issuer trust preferred securities	$41,849	$(4,912)	$36,937

(1)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at March 31, 2014 or December 31, 2013.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at March 31, 2014 and December 31, 2013. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions, and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles, and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Available for Sale - Impairment
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2014.
On December 10, 2013, Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or have an ownership interest in transactions with Covered Funds. Under the final rule, a Covered Fund includes investments such as CLO and CDO investments. As of March 31, 2014, based on the current status of the Volcker Rule, the company anticipates it will be required to divest CLO investments defined as Covered Fund investments in accordance with the conformance period defined in the Final Rule. Non-Volcker compliant CDOs were sold during the current quarter ended March 31, 2014. In accordance with GAAP, OTTI is immediately triggered if it becomes more likely than not that a company would be required to divest of a security with a current unrealized loss before achieving full recovery of cost. Unlike credit-driven OTTI, when only the credit portion of the impairment is charged against earnings, a required divestiture situation requires a full write-down to market value in the current period. Refer to Recent Legislation in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information on the Volcker Rule.
Collateralized loan obligations - As of March 31, 2014, the unrealized loss for CLO securities prior to OTTI was $88 thousand and attributable to increased market spreads since time of purchase. The final Volcker Rule precludes banks from owning an ownership interest in Covered Funds which include investments such as certain CLOs. The Company anticipates it is more likely than not that it will be required to divest any Covered Fund investments in accordance with the conformance period defined in the Final Rule. As a result, the Company recognized $88 thousand other-than-temporary impairments for these securities in the current period ending March 31, 2014.

Held-to-Maturity Securities
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at March 31, 2014. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the year ended March 31, 2014.
Agency CMOs – There were unrealized losses of $0.8 million on the Company’s investment in agency CMOs at March 31, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses are due to an increase in market rates since purchase which resulted in lower prices. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $41.3 million at March 31, 2014, compared to $53.2 million at December 31, 2013. The unrealized losses are a result of increased market rates since purchase. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Agency commercial mortgage-backed securities - There were unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by government agencies of $1.5 million at March 31, 2014, compared to $0.8 million at December 31, 2013, due primarily to marginally higher market spreads. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Municipal bonds and notes – There were unrealized losses of $94 thousand on the Company’s investment in municipal bonds and notes at March 31, 2014 compared to $1.2 million at December 31, 2013. This decrease is primarily the result of lower market rates. The municipal portfolio is primarily comprised of bank qualified bonds, over 93.7% with credit ratings of A or better.  These ratings do not consider prefunded municipal holdings to be rated AA. If prefunded municipal holdings were considered to be rated AA, the percentage of holdings rated A or better would be 95.3%. In addition, the portfolio is comprised of 85.2% general obligation bonds, 14.3% revenue bonds, and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Commercial mortgage-backed securities – There were unrealized losses of $3.7 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at March 31, 2014 compared to $5.0 million unrealized losses at December 31, 2013. As of March 31, 2014, the unrealized loss is comprised of eight positions in three deals that have unrealized losses as a result of increased market rates since the time of purchase. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
Private Label MBS - There were no unrealized losses on the Company's investment in residential mortgage-backed securities issued by entities other than government agencies at March 31, 2014 or December 31, 2013. These securities are currently performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.
There were no additions to credit-related OTTI for the three months ended March 31, 2014 or 2013. There was a reduction in outstanding credit-related OTTI due to the sale of four debt securities during the three months ended March 31, 2014. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.
The following is a roll forward of the amount of OTTI related to debt securities:

	Three months ended March 31,
(In thousands)	2014	2013
Balance of OTTI, beginning of period	$16,633	$10,460
Reduction for securities sold	(7,056)	—
Additions for OTTI not previously recognized	88	—
Balance of OTTI, end of period	$9,665	$10,460

The following table summarizes the proceeds from the sale of available for sale securities:

	Three months ended March 31,
(In thousands)	2014	2013
Available for sale:
Agency MBS	$—	$11,771
Pooled trust preferred securities	21,695	—
Available for sale securities	$21,695	$11,771
The following table summarizes the impact of realized gains and losses from the sale of available for sale securities and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Three months ended March 31,
	2014				2013
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Available for sale:
Agency MBS	$—	$—	$—	$—	$106	$—	$—	$106
CLOs	—	—	(88)	(88)	—	—	—	—
Pooled trust preferred securities	4,336	—	—	4,336	—	—	—	—
Available for sale securities	$4,336	$—	$(88)	$4,248	$106	$—	$—	$106

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At March 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,665	$52,358	$48,159	$106,831	$183	$350,196
Collectively evaluated for impairment	3,224,150	2,480,345	3,475,982	3,044,995	457,486	12,682,958
Recorded investment in loans and leases	3,366,815	2,532,703	3,524,141	3,151,826	457,669	13,033,154
Less: Accrued interest	10,276	7,620	12,303	8,213	—	38,412
Loans and leases	$3,356,539	$2,525,083	$3,511,838	$3,143,613	$457,669	$12,994,742

	At December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,871	$52,179	$52,199	$105,046	$210	$352,505
Collectively evaluated for impairment	3,228,688	2,492,353	3,241,045	2,961,378	460,240	12,383,704
Recorded investment in loans and leases	3,371,559	2,544,532	3,293,244	3,066,424	460,450	12,736,209
Less: Accrued interest	10,134	7,844	10,393	8,062	—	36,433
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

(1)	Includes certain loans individually evaluated for impairment, under the Company's loan policy, that were deemed not to be impaired at both March 31, 2014 and December 31, 2013.

(2)	Loans and leases include net deferred fees and unamortized premiums of $12.4 million and $13.3 million at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014, the Company had pledged $5.5 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At March 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:
1-4 family (1)	$13,044	$6,203	$—	$65,752	$84,999	$3,233,394	$3,318,393
Construction	—	—	—	743	743	47,679	48,422
Consumer:
Home equity (1)	10,908	3,182	—	38,658	52,748	2,313,661	2,366,409
Liquidating-home equity	2,009	364	—	5,910	8,283	95,648	103,931
Other consumer	372	326	—	102	800	61,563	62,363
Commercial:
Commercial non-mortgage	5,927	2,073	391	12,899	21,290	2,915,700	2,936,990
Asset-based	—	—	—	—	—	587,151	587,151
Commercial real estate:
Commercial real estate	1,778	715	470	15,957	18,920	2,951,269	2,970,189
Commercial construction	234	—	—	4,085	4,319	177,318	181,637
Equipment financing	682	17	—	1,325	2,024	455,645	457,669
Total	$34,954	$12,880	$861	$145,431	$194,126	$12,839,028	$13,033,154

	At December 31, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:
1-4 family	$11,721	$6,476	$—	$81,133	$99,330	$3,226,077	$3,325,407
Construction	—	363	—	387	750	45,402	46,152
Consumer:
Home equity	13,892	4,696	—	45,517	64,105	2,312,874	2,376,979
Liquidating-home equity	1,440	424	—	6,271	8,135	98,079	106,214
Other consumer	462	193	—	140	795	60,543	61,338
Commercial:
Commercial non-mortgage	3,208	984	4,305	10,946	19,443	2,712,870	2,732,313
Asset-based	—	—	—	—	—	560,931	560,931
Commercial real estate:
Commercial real estate	4,387	587	235	13,456	18,665	2,842,637	2,861,302
Commercial construction	—	—	—	4,237	4,237	200,886	205,123
Equipment financing	299	63	—	1,141	1,503	458,947	460,450
Total	$35,409	$13,786	$4,540	$163,228	$216,963	$12,519,246	$12,736,209

(1)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2014 and 2013, had the loans and leases been current in accordance with their original terms, totaled $3.5 million and $3.9 million, respectively.
Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the three months ended March 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Provision (benefit) charged to expense	(263)	(489)	7,579	3,173	(822)	(178)	9,000
Losses charged off	(1,158)	(4,886)	(3,148)	(2,405)	—	—	(11,597)
Recoveries	260	1,113	973	479	799	—	3,624
Balance, end of period	$19,419	$35,289	$53,110	$31,130	$3,889	$10,763	$153,600
Individually evaluated for impairment	$10,993	$4,109	$989	$4,013	$—	$—	$20,104
Collectively evaluated for impairment	$8,426	$31,180	$52,121	$27,117	$3,889	$10,763	$133,496

	At or for the three months ended March 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,103	4,700	224	3,579	(1,106)	(1,000)	7,500
Losses charged off	(2,936)	(10,407)	(4,339)	(3,760)	(87)	—	(21,529)
Recoveries	250	1,822	1,599	241	828	—	4,740
Balance, end of period	$27,891	$50,369	$44,050	$30,894	$3,636	$11,000	$167,840
Individually evaluated for impairment	$13,871	$3,520	$4,310	$5,511	$8	$—	$27,220
Collectively evaluated for impairment	$14,020	$46,849	$39,740	$25,383	$3,628	$11,000	$140,620

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At March 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$156,967	$142,663	$24,027	$118,637	$10,993
Construction	446	2	2	—	—
Consumer:
Home equity	52,969	45,895	23,693	22,202	3,512
Liquidating-home equity	8,109	6,463	3,668	2,795	597
Commercial:
Commercial non-mortgage	54,918	48,159	28,335	19,824	989
Commercial real estate:
Commercial real estate	94,252	92,484	38,010	54,474	4,013
Commercial construction	11,338	10,161	10,161	—	—
Equipment financing	182	183	183	—	—
Totals:
Residential	157,413	142,665	24,029	118,637	10,993
Consumer	61,078	52,358	27,361	24,997	4,109
Commercial	54,918	48,159	28,335	19,824	989
Commercial real estate	105,590	102,645	48,171	54,474	4,013
Equipment financing	182	183	183	—	—
Total	$379,181	$346,010	$128,079	$217,932	$20,104

	At December 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$157,915	$142,869	$23,987	$118,882	$10,534
Construction	446	2	1	1	—
Consumer:
Home equity	54,991	45,577	23,622	21,955	3,926
Liquidating-home equity	8,895	6,602	3,701	2,901	669
Commercial:
Commercial non-mortgage	59,279	52,199	23,138	29,061	1,878
Commercial real estate:
Commercial real estate	95,013	90,976	42,774	48,202	3,444
Commercial construction	11,725	10,625	10,625	—	—
Equipment financing	249	210	210	—	—
Totals:
Residential	158,361	142,871	23,988	118,883	10,534
Consumer	63,886	52,179	27,323	24,856	4,595
Commercial	59,279	52,199	23,138	29,061	1,878
Commercial real estate	106,738	101,601	53,399	48,202	3,444
Equipment financing	249	210	210	—	—
Total	$388,513	$349,060	$128,058	$221,002	$20,451

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	Three months ended March 31,
	2014			2013
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential:
1-4 family	$142,766	$1,192	$324	$146,088	$996	$478
Construction	2	—	—	261	2	—
Consumer:
Home equity	45,736	318	263	47,794	201	370
Liquidating-home equity	6,533	52	61	6,957	38	80
Commercial:
Commercial non-mortgage	50,179	628	—	66,415	708	—
Commercial real estate:
Commercial real estate	91,730	801	—	130,631	1,401	—
Commercial construction	10,393	82	—	19,993	159	—
Equipment financing	197	3	—	1,811	7	—
Totals:
Residential	142,768	1,192	324	146,349	998	478
Consumer	52,269	370	324	54,751	239	450
Commercial	50,179	628	—	66,415	708	—
Commercial real estate	102,123	883	—	150,624	1,560	—
Equipment financing	197	3	—	1,811	7	—
Total	$347,536	$3,076	$648	$419,950	$3,512	$928
Credit Risk Management. The Company has certain credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and reviews reports related to loan production, loan quality, concentration of credit, loan delinquencies, and non-performing and potential problem loans.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee.
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

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both QM and non-QM loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures and underwriting guidelines that include ability-to-repay standards.
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
A “Special Mention” (7) credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “Doubtful” (9) has all the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “Loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2014	At December 31, 2013	At March 31, 2014	At December 31, 2013	At March 31, 2014	At December 31, 2013
(1) - (6) Pass	$3,327,191	$3,091,154	$3,020,591	$2,947,116	$436,952	$437,033
(7) Special Mention	70,977	87,451	36,136	20,901	1,657	7,979
(8) Substandard	125,619	114,199	94,482	97,822	19,060	15,438
(9) Doubtful	354	440	617	585	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,524,141	$3,293,244	$3,151,826	$3,066,424	$457,669	$460,450
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

Troubled Debt Restructurings. The following table summarizes information for TDRs:

(Dollars in thousands)	At March 31, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$251,042	$238,926
Non-accrual status (1)	82,871	102,972
Total recorded investment of TDRs	$333,913	$341,898
Accruing TDRs performing under modified terms more than one year	67.4%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,709	$20,360
Additional funds committed to borrowers in TDR status	1,242	1,262

(1)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

For the three months ended March 31, 2014 and 2013, Webster charged off $6.2 million and $5.0 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following table provides information on loans and leases modified as TDRs:

	Three months ended March 31,
	2014				2013
	Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification		Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification
(Dollars in thousands)			Recorded Investment	Coupon Rate			Recorded Investment	Coupon Rate
Residential:
1-4 family	26	$5,599	$5,599	4.6%	32	$6,413	$6,413	3.9%
Consumer:
Home equity	40	2,158	2,158	4.7	37	2,397	2,397	4.2
Liquidating-home equity	1	62	62	5.0	5	89	89	7.3
Commercial:
Commercial non-mortgage	9	445	445	6.2	3	888	888	5.3
Commercial real estate:
Commercial real estate	—	—	—	—	2	11,675	11,675	2.7
Commercial construction	—	—	—	—	2	189	189	5.3
Total	76	$8,264	$8,264	4.7%	81	$21,651	$21,651	3.4%

TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on how loans and leases were modified as TDRs:

	Three months ended March 31,
	2014				2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other
Residential:
1-4 family	$706	$227	$2,589	$2,077	$905	$741	$3,349	$1,418
Consumer:
Home equity	470	51	255	1,382	108	154	1,084	1,051
Liquidating-home equity	—	—	—	62	—	—	—	89
Commercial:
Commercial non-mortgage	54	—	241	150	502	—	347	39
Commercial real estate:
Commercial real estate	—	—	—	—	—	—	11,675	—
Commercial construction	—	—	—	—	189	—	—	—
Total	$1,230	$278	$3,085	$3,671	$1,704	$895	$16,455	$2,597

The Company’s loan and lease portfolio at March 31, 2014 included six loans with an A Note/B Note structure, with a combined recorded investment of $24.9 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $10.0 million. TDR classification has been removed from two A Notes with a recorded investment of $4.0 million, as the borrowers have passed the minimum compliance with the modified terms requirements. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. All six A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended March 31,
	2014		2013
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	6	$645	1	$198
Consumer:
Home equity	3	190	4	87
Commercial:
Commercial non-mortgage	1	76	—	—
Total	10	$911	5	$285

The recorded investment in commercial, commercial real estate, and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2014	At December 31, 2013
(1) - (6) Pass	$55,454	$55,973
(7) Special Mention	—	—
(8) Substandard	83,026	90,461
(9) Doubtful	409	414
(10) Loss	—	—
Total	$138,889	$146,848
NOTE 4: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loans primarily to government-sponsored enterprises through established programs, commercial loans through participation agreements, and other individual or portfolio loans and securities. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest, and thus, qualify for derecognition.
With the exception of servicing rights and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and limited to market customary representations and warranties, for which the Company enters into agreements covering certain characteristics of the mortgage loans sold and its origination process. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of origination. The gain or loss on loans sold depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets, and is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.

The reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s continual evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the acquirer. The provision recorded at the time of loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2014	2013
Beginning balance	$2,254	$2,617
(Benefit) provision	(310)	458
Loss on repurchased loans and settlements	(43)	(981)
Ending balance	$1,901	$2,094
The following table provides detail of activity related to loan sales:

	Three months ended March 31,
(In thousands)	2014	2013
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$65,643	$234,050
Net gain on sale included as mortgage banking activities	775	6,695
Loans sold with servicing rights retained	48,552	220,193

Commercial loans:
Proceeds from the sale of loans held for sale	—	10,336
Net gain on sale included as mortgage banking activities	—	336
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.4 billion at both March 31, 2014 and December 31, 2013, resulting in mortgage servicing assets of $20.5 million at March 31, 2014 and $21.0 million at December 31, 2013, which are carried at the lower of cost or fair value. See Note 14 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

NOTE 5: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated to the segments:

(In thousands)	At March 31, 2014	At December 31, 2013
Segment:
Community Banking	$516,560	$516,560
Other	13,327	13,327
Goodwill	$529,887	$529,887

Webster uses a valuation methodology that addresses market concerns and Basel III to fully allocate capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk-weighted assets, tangible assets, and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk-weighted assets and tangible assets, as well as a deposit base, intangibles, and management assessment.
Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing process, the Company primarily relies on the income approach to arrive at an indicated range of fair value for the reporting units, which is then corroborated with the market approach comparable company method, and the market capitalization reconciliation. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations, for the respective reporting units. The internal forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations.
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
There was no impairment indicated as a result of the Step 1 test performed as of August 31, 2013. Key changes in the market and our operations were monitored from our impairment test date of August 31, 2013 to March 31, 2014, in order to determine if circumstances necessitating further testing for impairment were evident. No such changes were evident that would require reassessment of the carrying value of goodwill.
The gross carrying amount and accumulated amortization of other intangible assets (core deposits) allocated to the business segments are as follows:

	At March 31, 2014			At December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking	$49,420	$(45,237)	$4,183	$49,420	$(44,069)	$5,351
Amortization of intangible assets for each of the three months ended March 31, 2014 and 2013, totaled $1.2 million. Future estimated annual amortization expense is summarized below:

(In thousands)
Years ending December 31:
Remainder of 2014	$1,517
2015	1,523
2016	1,143

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2014	At December 31, 2013
Non-interest-bearing:
Demand	$3,028,625	$3,128,152
Interest-bearing:
Checking	1,958,027	1,934,291
Health savings accounts	1,719,890	1,533,310
Money market	2,133,036	2,167,593
Savings	3,920,171	3,863,930
Time deposits	2,280,240	2,227,144
Total interest-bearing	12,011,364	11,726,268
Total deposits	$15,039,989	$14,854,420

Demand deposit overdrafts reclassified as loan balances	$1,092	$1,455
At March 31, 2014, the scheduled maturities of time deposits (certificates of deposit and brokered deposits) are as follows:

(In thousands)
Years ending December 31:
2014	$1,042,052
2015	620,991
2016	237,736
2017	81,963
2018	144,883
Thereafter	152,615
Time deposits	$2,280,240
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At March 31, 2014	At December 31, 2013
Interest-bearing checking obtained through brokers	$54,358	$57,817
Time deposits obtained through brokers	225,699	148,117
Total brokered deposits	$280,057	$205,934

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At March 31, 2014	At December 31, 2013
Securities sold under agreements to repurchase:
Original maturity of one year or less	$338,882	$359,662
Callable at the option of the counterparty	100,000	100,000
Non-callable	550,000	550,000
	988,882	1,009,662
Other borrowings:
Federal funds purchased	159,000	322,000
Securities sold under agreements to repurchase and other borrowings	$1,147,882	$1,331,662
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. At March 31, 2014, the Company has a gross repurchase agreement liability of $1.0 billion.
NOTE 8: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$1,701,234	0.23%	$1,550,000	0.25%
After 1 but within 2 years	45,934	2.49	—	—
After 2 but within 3 years	100,000	1.48	145,934	1.80
After 3 but within 4 years	50,500	1.10	500	5.66
After 4 but within 5 years	150,000	1.46	200,000	1.36
After 5 years	155,883	1.23	155,926	1.25
	2,203,551	0.51%	2,052,360	0.54%
Unamortized premiums	55		61
Federal Home Loan Bank advances	$2,203,606		$2,052,421
At March 31, 2014, Webster Bank had pledged loans with an aggregate carrying value of $5.0 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.1 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.8 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At March 31, 2014 and December 31, 2013, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)	Maturity Date	Stated Interest Rate	At March 31, 2014	At December 31, 2013
Senior fixed-rate notes	2014	5.125%	$150,000	$150,000
Senior fixed-rate notes (1)	2024	4.375%	150,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes (2)	2033	3.183%	77,320	77,320
Total notes and subordinated debt			377,320	227,320
Unamortized discount, net			(1,174)	(21)
Hedge accounting adjustments			266	1,066
Long-term debt			$376,412	$228,365

(1)
On February 11, 2014, Webster completed an underwritten public offering of $150.0 million aggregate principal amount of 4.375% senior notes maturing February 15, 2024. Webster received net proceeds of $148.0 million from the public offering.

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.183% at March 31, 2014 and 3.194% at December 31, 2013.

NOTE 10: Other Comprehensive Income
The following tables summarize the changes in accumulated other comprehensive (loss) income by component:

	Three months ended March 31, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	10,849	(5,151)	467	6,165
Amounts reclassified from accumulated other comprehensive (loss) income	(2,727)	1,425	(5)	(1,307)
Net current-period other comprehensive income (loss), net of tax	8,122	(3,726)	462	4,858
Ending balance	$5,505	$(21,932)	$(27,264)	$(43,691)

	Three months ended March 31, 2013
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$42,741	$(27,902)	$(47,105)	$(32,266)
Other comprehensive (loss) income before reclassifications	(1,482)	299	484	(699)
Amounts reclassified from accumulated other comprehensive (loss) income	(68)	1,642	480	2,054
Net current-period other comprehensive (loss) income, net of tax	(1,550)	1,941	964	1,355
Ending balance	$41,191	$(25,961)	$(46,141)	$(30,911)

The following tables summarize the reclassifications out of accumulated other comprehensive (loss) income:

	Three months ended March 31,
	2014	2013
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Available for sale and transferred securities:
Unrealized gains on available for sale securities	$4,248	$106	Net gain on sale of investment securities
Tax expense	(1,521)	(38)	Income tax expense
Net of tax	$2,727	$68
Derivative instruments:
Cash flow hedges	$(2,221)	$(2,558)	Total interest expense
Tax benefit	796	916	Income tax expense
Net of tax	$(1,425)	$(1,642)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$26	$(729)	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax (expense) benefit	(3)	267	Income tax expense
Net of tax	$5	$(480)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Capital		Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014
Webster Financial Corporation
Total risk-based capital	$1,993,167	14.2%	$1,123,098	8.0%	$1,403,873	10.0%
Tier 1 capital	1,834,286	13.1	561,549	4.0	842,324	6.0
Tier 1 leverage capital	1,834,286	9.0	817,764	4.0	1,022,205	5.0
Webster Bank, N.A.
Total risk-based capital	$1,872,624	13.4%	$1,120,842	8.0%	$1,401,053	10.0%
Tier 1 capital	1,714,313	12.2	560,421	4.0	840,632	6.0
Tier 1 leverage capital	1,714,313	8.4	816,670	4.0	1,020,838	5.0
At December 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,965,171	14.2%	$1,106,203	8.0%	$1,382,754	10.0%
Tier 1 capital	1,807,642	13.1	553,101	4.0	829,652	6.0
Tier 1 leverage capital	1,807,642	9.0	801,535	4.0	1,001,919	5.0
Webster Bank, N.A.
Total risk-based capital	$1,815,423	13.2%	$1,104,200	8.0%	$1,380,250	10.0%
Tier 1 capital	1,658,466	12.0	552,100	4.0	828,150	6.0
Tier 1 leverage capital	1,658,466	8.3	800,063	4.0	1,000,079	5.0
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
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Webster Bank did not pay a dividend during the three months ended March 31, 2014. Dividends paid by Webster Bank to Webster during the three months ended March 31, 2013 totaled $20.0 million.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. At March 31, 2014 and December 31, 2013, $75.0 million in trust preferred securities have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
(In thousands, except per share data)	2014	2013
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$47,784	$39,231
Less: Dividends to participating shares	(49)	(33)
Income allocated to participating shares	(124)	(118)
Net income allocated to common shareholders	$47,611	$39,080

Shares:
Weighted-average common shares outstanding - basic	89,880	85,501
Effect of dilutive securities:
Stock options and restricted stock	503	247
Warrants - Series A1 and A2	—	3,781
Warrants - other	275	133
Weighted-average common shares outstanding - diluted	90,658	89,662

Earnings per common share:
Basic	$0.53	$0.46
Diluted	0.53	0.44
Stock Options
Options to purchase 0.8 million shares and 2.1 million shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods.
Restricted Stock
Non-participating restricted stock awards of 172 thousand shares and 262 thousand shares for the three months ended March 31, 2014 and 2013, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods.
Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment were exchanged in a cashless exercise on March 22, 2013. The weighted-average dilutive effect of these warrants, prior to the exchange is included in the calculation of diluted earnings per share for the three months ended March 31, 2013 because the exercise price of the warrants was less than the average market price of Webster's common stock for the respective periods.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both March 31, 2014 and 2013. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods.
Series A Preferred Stock
The Series A Preferred Stock represents potential issuable common stock at March 31, 2014 and 2013. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013.

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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. The change in fair value of the forward-settle swaps is recorded in accumulated other comprehensive income ("AOCI") during the swap term. Forward-settle swaps are typically terminated and cash settled to coincide with a debt issuance. Upon the termination of a swap at the time of debt issuance, the gain or loss that has been recorded in AOCI is amortized into interest expense over the life of the debt.
Webster has four $25 million forward-settle interest rate swap hedges outstanding as of March 31, 2014, which qualify for cash flow hedge accounting. The swaps, entered into in August and September 2013, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on June 30, 2014, and maturing on June 30, 2019. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between April 2014 and March 2015.
Webster has four additional $25 million forward-settle interest rate swap hedges outstanding as of March 31, 2014, which qualify for cash flow hedge accounting. The swaps, entered into in October and November 2013, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on October 16, 2014 and November 18, 2014 and maturing on October 16, 2019 and November 18, 2019, respectively. Cash settlement is expected to occur on the effective date and the forecasted five-year debt issuances are anticipated to occur between July 16, 2014 and May 18, 2015.
Furthermore, Webster has two $25 million forward-settle interest rate swap hedges outstanding as of March 31, 2014, which qualify for cash flow hedge accounting. The swaps, entered into in January 2014, protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows related to interest payments on forecasted issuance of five-year debt. Each swap will pay a fixed rate and receive 1-month LIBOR indexed floating rate, effective on January 31, 2015 and maturing on January 31, 2020. Cash settlement is expected to occur on the effective date, and the forecasted five-year debt issuances are anticipated to occur between October 31, 2014 and July 31, 2015.
Webster has five $25 million interest rate caps which are designated as cash flow hedge transactions against the risk of changes in cash flows related to the Company's $150 million 3-month LIBOR indexed floating rate FHLB advance maturing December 30, 2021. The caps each have a strike rate of 3.0% indexed to 3-month LIBOR. The change in fair value of the caps is marked through AOCI resulting in a $7.1 million gain as of March 31, 2014. An unamortized premium balance of $6.6 million will be reclassified from AOCI to interest expense over the term of the cap according to a predetermined cap value schedule.
Webster terminated six $25 million forward-settle interest rate swaps associated with a cash flow hedge related to a ten-year debt issuance at the holding company. Upon debt issuance, the swaps were terminated and the fee was cash settled for $3.1 million in February 2014. The fee will be amortized from AOCI into earnings over the term of the senior fixed-rate notes maturing in 2024.
Terminated forward-settle swap gains and losses recorded in AOCI are amortized into earnings over the respective terms of the associated debt instruments. At March 31, 2014, the remaining unamortized loss on the termination of cash flow hedges was $33.1 million. Over the next twelve months, the Company estimates that $7.5 million will be reclassified from AOCI as an increase to interest expense.

Additionally, changes related to cash flow hedge accounting that represent the current market value of interest rate swaps or the unamortized balance of an interest rate cap premium payment are recorded in AOCI. These amounts are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next twelve months, the Company estimates that $2.4 million will be reclassified from AOCI as an increase to interest expense. Hedge ineffectiveness for the three months ended March 31, 2014 and 2013 was deemed insignificant.
The table below presents the notional amount and fair value for Webster’s interest rate derivatives designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets:

		At March 31, 2014			At December 31, 2013
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Fair Value	# of Instruments	Notional Amount	Fair Value
Forward-settle interest rate swap on anticipated debt	Other assets	4	$100,000	$255	8	$200,000	$3,027
Forward-settle interest rate swap on anticipated debt	Other liabilities	6	150,000	(1,682)	5	125,000	(622)
Interest rate cap on FHLB advances	Other assets	5	125,000	7,061	2	50,000	3,554
The increase/(reduction) to interest expense on borrowings related to cash flow hedges is presented below:

	Three months ended March 31,
	2014		2013
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$—	$1,353	$380	$1,732
Interest rate swaps on senior fixed-rate notes	—	38	—	—
Interest rate swaps on junior subordinated debt	—	—	—	(3)
Interest rate swaps on repurchase agreements	—	830	—	830
Net increase to interest expense on borrowings	$—	$2,221	$380	$2,559

Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of March 31, 2014 and December 31, 2013.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in interest expense. Webster includes the gain or loss from the period end mark-to-market (“MTM”) adjustments on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments, and amortization of deferred hedge terminations are also recognized in interest expense. At March 31, 2014, the remaining unamortized gain related to the termination of a senior fixed-rate note fair value hedge was $0.3 million.
The reduction to interest expense on borrowings related to fair value hedges is presented below:

	Three months ended March 31,
(In thousands)	2014	2013
Interest rate swaps on senior fixed-rate notes	$(799)	$(799)
Interest rate swaps on junior subordinated debt	—	(207)
Net reduction to interest expense on borrowings	$(799)	$(1,006)

Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives that do not meet the hedge accounting requirements of ASC Topic 815, “Derivatives and Hedging” are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Condensed Consolidated Statements of Income.
Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At March 31, 2014
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	169	$1,077,242	$32,552	$—	$32,552
Commercial loan interest rate derivatives	Other liabilities	72	618,935	—	(7,710)	(7,710)
Total customer position		241	$1,696,177	$32,552	$(7,710)	$24,842

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	78	$558,585	$5,274	$(2,488)	$2,786
Commercial loan interest rate derivatives	Other liabilities	157	1,137,530	6,892	(21,115)	(14,223)
Fed Funds futures	Other liabilities	14	11,000,000	43	(407)	(364)
Total counterparty position		249	$12,696,115	$12,209	$(24,010)	$(11,801)

		At December 31, 2013
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	159	$915,272	$29,004	$—	$29,004
Commercial loan interest rate derivatives	Other liabilities	76	648,456	—	(11,175)	(11,175)
Total customer position		235	$1,563,728	$29,004	$(11,175)	$17,829

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	111	$914,044	$8,944	$(2,766)	$6,178
Commercial loan interest rate derivatives	Other liabilities	118	649,623	8,118	(20,094)	(11,976)
Fed Funds futures	Other liabilities	14	11,200,000	32	(259)	(227)
Total counterparty position		243	$12,763,667	$17,094	$(23,119)	$(6,025)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Non-hedge derivatives, net	$2,113	$652
Fed funds futures contracts	(275)	52
Net increase to other non-interest income	$1,838	$704

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
The tables below present the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At March 31, 2014
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
Dealer A	$365,191	$—	$—	$3,692	$(9,040)	$(5,348)	$5,400	$52
Dealer B	345,077	2,824	—	2,586	(8,452)	(3,042)	3,090	48
Dealer C	14,286	—	—	—	(1,242)	(1,242)	—	—
Dealer D	292,193	1,412	—	2,980	(806)	3,586	(3,500)	—
Dealer E	341,392	2,825	—	2,293	(1,682)	3,436	(3,330)	—
Dealer F (2)	11,712,976	255	(1,682)	658	(2,788)	(3,557)	12,789	9,232
Total	$13,071,115	$7,316	$(1,682)	$12,209	$(24,010)	$(6,167)	$14,449

	At December 31, 2013
		Hedge Accounting Positions		Non-Hedge Accounting Positions
(In thousands)	Notional Amount	MTM Gain	MTM Loss	MTM Gain	MTM Loss	Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
Dealer A	$387,258	$730	$—	$4,643	$(9,647)	$(4,274)	$4,300	$26
Dealer B	322,888	615	—	3,475	(9,100)	(5,010)	4,940	—
Dealer C	14,477	—	—	—	(1,348)	(1,348)	—	—
Dealer D	291,627	1,734	—	4,108	(592)	5,250	(5,300)	—
Dealer E	372,771	2,290	(15)	3,017	(1,743)	3,549	(3,310)	—
Dealer F (2)	11,749,646	1,212	(607)	1,819	(657)	1,767	7,485	9,252
Total	$13,138,667	$6,581	$(622)	$17,062	$(23,087)	$(66)	$8,115
(1) Net positive exposure represents over-collateralized loss positions which can be the result of DCO initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.
(2) Dealer F represents Chicago Mercantile Exchange, our designated DCO.
Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has International Swap Derivative Association ("ISDA") Master agreements with all derivative counterparties for non-cleared trades. Additionally, the Company has executed a Credit Support Annex ("CSA") to the ISDA Master agreement with each of its institutional derivative counterparties. The ISDA Master agreements provide that on each payment date all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA Master agreements also provide, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
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

In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $14.4 million in net margin collateral posted with financial counterparties at March 31, 2014. Approximately $21.2 million of margin collateral was posted to financial counterparties or DCO, and approximately $6.8 million was posted from financial counterparties at March 31, 2014. Collateral levels for approved financial institution counterparties are monitored on a daily basis and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $32.6 million at March 31, 2014. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $12.9 million at March 31, 2014. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral securing the underlying transaction being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.
Futures Contracts Derivatives. In March 2010, Webster entered into a $600 million short-selling of a one-year strip of Fed funds futures contracts with serial maturities between May 2010 and April 2011 to hedge against a rise in short-term rates. Since then, Webster has continued to roll the futures contracts and, beginning with the September 2011 contracts, reduced the notional amount to $400 million, as the probability for rising short-term rates decreased, and then, beginning with the March 2013 contracts, increased the notional amount to $800 million, as the probability for rising short-term rates increased. This transaction is designed to work in conjunction with floating rate assets with interest rate floors, which will not generate a benefit from an increase in short-term interest rates. The fair value of these contracts is a loss of $364 thousand and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets and the related income impact as non-interest income in the accompanying Condensed Consolidated Statements of Income. The Company recognized $275 thousand MTM loss and $52 thousand MTM gain for the three months ended March 31, 2014 and 2013, respectively.
Mortgage Banking Derivatives. Forward sales of mortgage loans and MBS, are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS, are established. At March 31, 2014, outstanding rate locks totaled approximately $40.2 million and the outstanding commitments to sell residential mortgage loans totaled approximately $43.1 million. Forward sales, which include mandatory forward commitments of approximately $42.0 million at March 31, 2014, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. As of March 31, 2014 and December 31, 2013, the fair value of interest rate locked loan commitments and forward sales commitments totaled $0.2 million and $0.5 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated as hedging instruments to minimize fluctuations of currency exchange rates on certain lending arrangements. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The carrying amounts and fair values of foreign currency forward contracts were not material at March 31, 2014 and December 31, 2013.
Risk Participation Agreements. The Company enters into financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in for a fee received, or participate-out for a fee paid, of the risk associated with certain derivative positions executed with the borrower by a lead bank. The risk participation agreement guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized in earnings each period. The notional amount and fair value of risk participation agreements were not material at March 31, 2014.

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
When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in financial institutions, U.S. Treasury Bills, and interest rate futures contracts.
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMOs, agency MBS, agency CMBS, CLOs, corporate debt, single-issuer trust preferred securities, CMBS, and auction rate preferred securities.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3, and reliance is placed upon internally developed models and management judgment for valuation.
Pooled trust preferred securities are currently classified as Level 3. Due to the continued inactive market and illiquid nature of pooled trust preferred securities in the entire capital structure, an internal cash flow model is used to value these securities on a quarterly basis. The Company employs an internal CDO model for projecting future cash flows and discounting those cash flows to a net present value. Each underlying issuer in the pool is rated internally using the latest financial data on each institution, and future deferrals, defaults, and losses are then estimated on the basis of continued stress in the financial markets. Further, all current and projected deferrals are not assumed to cure, and all current and projected defaults are assumed to have no recovery value. The resulting net cash flows are then discounted at current market levels for similar types of products that are actively trading.

Derivative Instruments
Derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the Company or its counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Mortgage Banking Derivatives
Mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities, are established. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust
Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $4.7 million as of March 31, 2014.
Alternative Investments
The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing, while certain funds are included at fair value based upon the net asset value of the respective fund. At March 31, 2014, alternative investments consisted of $0.6 million recorded at fair value and $17.0 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $7.0 million in unfunded commitments remaining for its alternative investments as of March 31, 2014.

Summaries of fair values for assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$425	$425	$—	$—
Agency CMOs	747,491	—	747,491	—
Agency MBS	1,193,479	—	1,193,479	—
Agency CMBS	80,426	—	80,426	—
CMBS	463,817	—	463,817	—
CLOs	357,817	—	357,817	—
Pooled trust preferred securities	11,941	—	—	11,941
Single issuer trust preferred securities	36,937	—	36,937	—
Corporate debt	112,942	—	112,942	—
Equity securities	3,581	3,306	275	—
Total available for sale securities	3,008,856	3,731	2,993,184	11,941
Derivative instruments	42,697	43	42,654	—
Mortgage banking derivatives	192	—	192	—
Investments held in Rabbi Trust	5,864	5,864	—	—
Alternative investments	583	—	—	583
Total financial assets held at fair value	$3,058,192	$9,638	$3,036,030	$12,524
Financial liabilities held at fair value:
Derivative instruments	$24,099	$407	$23,692	$—
Total financial liabilities held at fair value	$24,099	$407	$23,692	$—

	At December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$325	$325	$—	$—
Agency CMOs	806,912	—	806,912	—
Agency MBS	1,226,702	—	1,226,702	—
Agency CMBS	70,977	—	70,977	—
CMBS	464,274	—	464,274	—
CLOs	357,641	—	357,641	—
Pooled trust preferred securities	28,490	—	—	28,490
Single issuer trust preferred securities	34,935	—	34,935	—
Corporate debt	113,091	—	113,091	—
Equity securities	3,584	3,309	275	—
Total available for sale securities	3,106,931	3,634	3,074,807	28,490
Derivative instruments	41,795	32	41,763	—
Mortgage banking derivatives	540	—	540	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Alternative investments	565	—	—	565
Total financial assets held at fair value	$3,155,928	$9,763	$3,117,110	$29,055
Financial liabilities held at fair value:
Derivative instruments	$24,038	$259	$23,779	$—
Total financial liabilities held at fair value	$24,038	$259	$23,779	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Three months ended March 31,
(In thousands)	2014	2013
Level 3, beginning of period	$29,055	$116,280
Change in unrealized loss included in other comprehensive income	800	5,357
Unrealized gain (loss) included in net income	18	(265)
Realized gain on sale of available for sale securities	4,336	—
Purchases/capital calls	—	159,303
Sales/proceeds	(21,695)	—
Accretion/amortization	31	42
Calls/paydowns	(21)	(135)
Level 3, end of period	$12,524	$280,582
The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At March 31, 2014
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted-Average)
Pooled trust preferred securities	$11,941	Discounted cash flow	Discount rate	6.68% - 7.68% (7.17%)
			Credit spread	314 - 414 bps (363 bps)
Discount rates are derived for each security depending on the original rating or a notched down rating based on management's judgment. The discount represents a market rate used to discount expected cash flows to determine the fair value of the security. Components of the calculated discount rate are the six month rolling average of published industry credit spreads and the 30-year swap rate. When discount rates increase as a result of an increase in rate or credit spread, there is a direct inverse correlation with fair value; as discount rates increase, fair value decreases. An increase in credit spreads correlates to an increase in discount rate and, therefore, a decrease in fair value.
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

Impaired Loans and Leases
Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria.
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $7.8 million at March 31, 2014. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results, and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
Mortgage Servicing Assets
Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. As such, mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$25,193	Real Estate Appraisals	Discount for appraisal type	0% - 20%
			Discount for costs to sell	0% - 3%
Other Real Estate	$1,760	Real Estate Appraisals	Discount for appraisal type	0% - 30%
			Discount for costs to sell	8%
Mortgage Servicing Assets	$29,154	Discounted cash flow	Constant prepayment rate	6.5% - 26.1%
			Discount rates	1.2% - 3.9%
Fair Value of Financial Instruments
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
Following are summaries of the fair values of significant financial instruments:

	At March 31, 2014
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held-to-maturity	$3,448,195	$—	$3,478,433	$—
Loans held for sale	14,631	—	14,631	—
Loans and leases, net	12,841,142	—	—	12,874,865
Mortgage servicing assets (1)	20,465	—	—	29,154
Alternative investments (cost basis)	17,033	—	—	17,033
Investments held in Rabbi Trust	5,864	5,864	—	—
Liabilities
Deposits other than time deposits	12,759,749	—	12,759,749	—
Time deposits	2,280,240	—	2,298,821	—
Securities sold under agreements to repurchase and other borrowings	1,147,882	—	1,175,855	—
Federal Home Loan Bank advances (2)	2,203,606	—	2,215,593	—
Long-term debt (3)	376,412	—	370,829	—

	At December 31, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held-to-maturity	$3,358,721	$—	$3,370,912	$—
Loans held for sale	20,802	—	20,802	—
Loans and leases, net	12,547,203	—	—	12,515,714
Mortgage servicing assets (1)	20,983	—	—	29,150
Alternative investments (cost basis)	16,582	—	—	16,582
Investments held in Rabbi Trust	6,097	6,097	—	—
Liabilities
Deposits other than time deposits	12,627,276	—	12,627,276	—
Time deposits	2,227,144	—	2,250,141	—
Securities sold under agreements to repurchase and other borrowings	1,331,662	—	1,365,427	—
Federal Home Loan Bank advances (2)	2,052,421	—	2,063,312	—
Long-term debt (3)	228,365	—	221,613	—

(1)
The carrying amount of mortgage servicing assets is net of $0.1 million and $0.2 million reserves at March 31, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(2)
The carrying amount of FHLB advances is net of $55 thousand and $61 thousand in hedge accounting adjustments and discounts at March 31, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(3)
The carrying amount of long-term debt is net of $(0.9) million and $1.0 million in hedge accounting adjustments and discounts at March 31, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

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
NOTE 15: Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Service cost	$10	$10	$—	$—	$—	$—
Interest cost on projected benefit obligations	2,003	1,812	92	74	34	30
Expected return on plan assets	(2,875)	(2,775)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	687	1,540	23	31	—	7
Net periodic benefit cost (income)	$(175)	$587	$115	$105	$52	$55

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
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank Three Months Ended March 31,		Funded Status of Plan
EIN/Pension Plan Number	2014	2013	As of July 1, 2013
13-5645888/333	$337	$237	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004.

NOTE 16: Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the "Plans") under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes that these share awards better align the interests of its employees with those of its shareholders. Share awards are issued from available treasury shares. Stock-based compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. An award to retirement eligible employees is subject to a one year service requirement to vest and the cost of the award is accordingly recognized for the period in which the award is made.
The following table provides a summary of stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2014	2013
Stock options	$552	$830
Restricted stock	2,221	1,643
Stock-based compensation	$2,773	$2,473
The following table provides a summary of unrecognized stock-based compensation expense:

	At March 31, 2014
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$1,123	1.7 years
Restricted stock	$16,531	2.3 years
The following table provides a summary of the activity under the Plans for the three months ended March 31, 2014:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2014	267,119	$22.96	1,705	$22.75	138,450	$24.43	2,325,797	$26.97
Granted	185,568	29.51	13,678	29.34	141,245	29.93	—	—
Vested restricted stock awards (1)	(53,762)	23.42	(2,845)	25.39	(67,155)	24.81	—	—
Forfeited	(11,318)	24.93	—	—	(12,509)	25.90	(32,583)	26.84
Outstanding, at March 31, 2014	387,607	$25.97	12,538	$29.34	200,031	$28.10	2,293,214	$26.97

Options exercisable, at March 31, 2014							1,971,982	$27.58
Options expected to vest, at March 31, 2014							297,476	$23.24
(1) Vested for purposes of recording compensation expense.
Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value of the grant-date market price of the Company's common stock.
Performance-based restricted stock awards vest after three years, with share quantity dependent on performance. Prior to January 1, 2014, awards vest in a range from zero to 200% and subsequent to that date, awards vest in a range from zero to 150% of the target number of shares under the grant. The performance-based shares granted in 2014 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's fourteen-bank compensation peer group companies and 50% upon Webster's return on equity, over the three year vesting period. The fourteen-bank compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the fourteen-bank compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Dividends are paid on the performance-based shares when the performance target is met.
Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years. There were no stock options granted in 2014. At March 31, 2014, stock options outstanding included 2,108,861 non-qualified and 184,353 incentive options.
NOTE 17: Segment Reporting
Webster’s operations are divided into three reportable segments that represent its core businesses – Commercial Banking, Community Banking, and Other. Community Banking includes the operating segments of Webster's Personal Bank and Business Banking, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided and the type of customer served, and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
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
The Company uses a matched maturity funding concept, called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” From a governance perspective, this process is executed by the Company’s Financial Planning and Analysis division, and the process is overseen by the Company’s Asset/Liability Committee (ALCO).
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling category. For the three months ended March 31, 2014 and 2013, 130.2% and 115.9%, respectively, of the provision expense is specifically attributable to business segments and reported accordingly.
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

The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended March 31, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income	$56,152	$87,341	$11,367	$154,860	$441	$155,301
Provision (benefit) for loan and lease losses	9,557	1,768	389	11,714	(2,714)	9,000
Net interest income after provision for loan and lease losses	46,595	85,573	10,978	143,146	3,155	146,301
Non-interest income	7,951	24,436	9,510	41,897	7,931	49,828
Non-interest expense	26,019	81,518	14,703	122,240	2,377	124,617
Income before income tax expense	28,527	28,491	5,785	62,803	8,709	71,512
Income tax expense	8,413	8,402	1,706	18,521	2,568	21,089
Net income	$20,114	$20,089	$4,079	$44,282	$6,141	$50,423

	Three months ended March 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income	$51,160	$84,667	$9,288	$145,115	$681	$145,796
Provision (benefit) for loan and lease losses	2,001	6,713	(19)	8,695	(1,195)	7,500
Net interest income after provision for loan and lease losses	49,159	77,954	9,307	136,420	1,876	138,296
Non-interest income	4,832	30,561	8,145	43,538	4,740	48,278
Non-interest expense	25,270	85,869	12,811	123,950	1,585	125,535
Income before income tax expense	28,721	22,646	4,641	56,008	5,031	61,039
Income tax expense	8,903	7,020	1,439	17,362	1,560	18,922
Net income	$19,818	$15,626	$3,202	$38,646	$3,471	$42,117

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
At March 31, 2014	$5,986,898	$7,800,682	$372,693	$14,160,273	$7,015,472	$21,175,745
At December 31, 2013	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999

NOTE 18: Commitments and Contingencies
Lease Commitments. At March 31, 2014, Webster was obligated under various non-cancelable operating leases for properties used as banking offices and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as these leases expire. Rental expense under leases was $5.0 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million for the three months ended March 31, 2014 and 2013, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2013. See Webster's 2013 Form 10-K for additional information regarding these commitments.

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss is represented by the contractual amount of these commitments as it is for on-balance sheet instruments.
The following table summarizes outstanding financial instruments whose contract amounts represent credit risk:

(In thousands)	At March 31, 2014	At December 31, 2013
Unused commitments to extend credit	$4,204,523	$4,183,455
Standby letters of credit	150,150	135,761
Commercial letters of credit	20,254	13,621
Total financial instruments with off-balance sheet risk	$4,374,927	$4,332,837
Unused commitments to extend credit. The Company makes commitments under various terms to lend funds to customers. These commitments include revolving credit arrangements, term loan commitments, and short-term borrowing agreements. Many of these loans have fixed expiration dates or other termination clauses where a fee may be required. Since commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2014	2013
Balance, beginning of period	$4,384	$5,662
Provision	327	—
Benefit	—	(525)
Balance, end of period	$4,711	$5,137
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of March 31, 2014 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2013, included in its 2013 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014, or any future period.
Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (ii) volatility and disruption in national and international financial markets; (iii) government intervention in the U.S. financial system; (iv) changes in the level of non-performing assets and charge-offs; (v) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (vi) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (vii) inflation, interest rate, securities market and monetary fluctuations; (viii) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (ix) changes in consumer spending, borrowings and savings habits; (x) technological changes and cyber-security matters; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among banks, financial holding companies and other financial services providers; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (xv) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (xvi) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which it pursuant to is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2013 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for OTTI, (iii) valuation of goodwill, (iv) income taxes, and (v) pension and other post retirement benefits as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2013 Form 10-K.

Recent Legislation
The following section should be read in conjunction with the Supervision and Regulation section in Webster's 2013 Form 10-K.
The Volcker Rule, mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, generally prohibits banks from engaging in proprietary trading and from owning or sponsoring hedge funds or private equity funds. On April 7, 2014, the Federal Reserve Board announced that it will give banks two additional one-year extensions to comply with the Volcker Rule's provisions regarding collateralized loan obligations ("CLOs"). Conformance with the final rule is required for certain CLOs by July 21, 2017. Only CLOs that were in place as of December 31, 2013 and that do not qualify for the exclusion in the final rule for loan securitizations are eligible for this additional extension. Banks are not required to include ownership interests in CLOs to determine their investment limits under the final rule and would not be required to deduct CLO investments from Tier 1 capital under the final rule until the new CLO deadline.
Additionally, the five agencies that jointly issued their final Volcker Rule regulation amended it effective April 1, 2014 to allow banking entities to retain interests in or sponsorship of certain collateralized debt obligations ("CDOs") backed by trust preferred securities ("TruPS"), if all of the following conditions are met:

•	The CDO was established and the interest was issued before May 19, 2010,

•	The banking entity reasonably believes that the offering proceeds received by the CDO were invested primarily in qualifying TruPS collateral, and

•	The banking entity’s interest in the CDO was acquired on or before December 10, 2013, the date the agencies issued the final Volcker Rule.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended March 31, 2014, Webster’s net income available to common shareholders was $47.8 million, or $0.53 per diluted share, an increase of $8.6 million compared to $39.2 million, or $0.44 per diluted share, for the three months ended March 31, 2013. The $8.6 million increase is primarily due to a $9.5 million increase in net interest income, a $1.6 million increase in non-interest income, and a decrease of $0.9 million in non-interest expense, partially offset by an increase of $1.5 million in provision for loan and lease losses and a $2.2 million increase in income tax expense.

Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2014	2013
Earnings:
Net interest income	$155,301	$145,796
Provision for loan and lease losses	9,000	7,500
Total non-interest income	49,828	48,278
Total non-interest expense	124,617	125,535
Net income attributable to Webster Financial Corporation	50,423	42,117
Net income available to common shareholders	47,784	39,231
Per Share Data:
Weighted-average common shares - diluted (1)	90,658	89,662
Net income available to common shareholders per common share - diluted	$0.53	$0.44
Dividends declared per common share	0.15	0.10
Dividends declared per Series A preferred share	21.25	21.25
Dividends declared per Series E preferred share	400.00	448.89
Book value per common share	23.13	21.90
Tangible book value per common share (3)	17.21	15.93
Selected Ratios:
Return on average assets (2)	0.96%	0.84%
Return on average common shareholders' equity (2)	9.16	8.01
Return on average tangible common shareholders' equity (3)	12.51	11.28
Net interest margin	3.26	3.23
Efficiency ratio (3)	60.34	62.16
Tangible common equity ratio (3)	7.53	7.35
Tier 1 common equity to risk-weighted assets (3)	11.45	11.06

(1)
For the three months ended March 31, 2014 and 2013, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

(2)	Annualized, based on net income before preferred dividend.

(3)	The Company evaluates its business based on certain ratios that utilize tangible equity, a non-GAAP financial measure.
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
See the following reconciliations of the non-GAAP financial measures with financial measures defined by GAAP at or for the three months ended March 31, 2014 and 2013:

	At March 31,
(Dollars and shares in thousands, except per share data)	2014	2013
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,239,629	$2,128,131
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	534,070	538,915
Tangible common equity (non-GAAP)	$1,553,910	$1,437,567
Common shares outstanding	90,269	90,237
Tangible book value per common share (non-GAAP)	$17.21	$15.93

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$47,784	$39,231
Intangible assets amortization, tax-affected at 35% (GAAP)	759	807
Net income adjusted for amortization of intangibles (non-GAAP)	$48,543	$40,038
Annualized net income used in the return on average tangible common shareholders' equity	$194,172	$160,152
Average shareholders' equity (non-GAAP)	$2,238,828	$2,110,937
Less: Average Preferred stock (non-GAAP)	151,649	151,649
Average Goodwill and other intangible assets (non-GAAP)	534,641	539,522
Average tangible common equity (non-GAAP)	$1,552,538	$1,419,766
Return on average tangible common shareholders' equity (non-GAAP)	12.51%	11.28%

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$124,617	$125,535
Less: Foreclosed property expense (GAAP)	458	175
Intangible assets amortization (GAAP)	1,168	1,242
Other expense (non-GAAP)	(48)	1,352
Non-interest expense (non-GAAP)	$123,039	$122,766
Net interest income (GAAP)	$155,301	$145,796
Less: Net gain on sale of investment securities (GAAP)	4,336	106
Add back: FTE adjustment (non-GAAP)	3,013	3,523
Non-interest income (GAAP)	49,828	48,278
Other (non-GAAP)	88	—
Income (non-GAAP)	$203,894	$197,491
Efficiency ratio (non-GAAP)	60.34%	62.16%

	At March 31,
(Dollars in thousands)	2014	2013
Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,239,629	$2,128,131
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	534,070	538,915
Tangible common shareholders' equity (non-GAAP)	$1,553,910	$1,437,567
Total Assets (GAAP)	$21,175,745	$20,110,538
Less: Goodwill and other intangible assets (GAAP)	534,070	538,915
Tangible assets (non-GAAP)	$20,641,675	$19,571,623
Tangible common equity ratio (non-GAAP)	7.53%	7.35%

	At March 31,
(Dollars in thousands)	2014	2013
Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,239,629	$2,128,131
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	534,070	538,915
Disallowed excess servicing assets (regulatory)	—	40
Add back: Accumulated other comprehensive loss (GAAP)	(43,691)	(30,911)
DTL (DTA) related to goodwill and other intangibles (regulatory)	10,037	11,067
Tier 1 common equity (regulatory)	$1,607,638	$1,479,505
Risk-weighted assets (regulatory)	$14,038,725	$13,378,672
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.45%	11.06%

The following table summarizes the Company's daily average balances, interest, and average yields on Webster's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three months ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,853,349	$124,512	3.88%	$12,024,588	$121,061	4.04%
Securities (2)	6,420,976	54,925	3.43	6,194,885	51,015	3.33
Federal Home Loan and Federal Reserve Bank stock	158,959	1,167	2.98	156,261	847	2.20
Interest-bearing deposits	15,949	11	0.27	82,215	46	0.22
Loans held for sale	18,128	177	3.92	89,334	637	2.85
Total interest-earning assets	19,467,361	$180,792	3.72%	18,547,283	$173,606	3.76%
Non-interest-earning assets	1,511,631			1,504,196
Total assets	$20,978,992			$20,051,479

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,096,991	$—	—%	$2,836,051	$—	—%
Savings, checking, & money market deposits	9,844,931	4,519	0.19	9,318,300	4,622	0.20
Time deposits	2,250,283	6,125	1.10	2,500,450	8,228	1.33
Total deposits	15,192,205	10,644	0.28	14,654,801	12,850	0.36

Securities sold under agreements to repurchase and other borrowings	1,351,444	5,205	1.54	1,091,437	5,055	1.85
Federal Home Loan Bank advances	1,721,669	3,847	0.89	1,747,858	4,539	1.04
Long-term debt	308,985	2,782	3.60	247,077	1,843	2.98
Total borrowings	3,382,098	11,834	1.40	3,086,372	11,437	1.48
Total interest-bearing liabilities	18,574,303	$22,478	0.49%	17,741,173	$24,287	0.55%
Non-interest-bearing liabilities	165,861			199,369
Total liabilities	18,740,164			17,940,542

Preferred Stock	151,649			151,649
Common shareholders' equity	2,087,179			1,959,288
Webster Financial Corp. shareholders' equity	2,238,828			2,110,937
Total liabilities and equity	$20,978,992			$20,051,479
Tax-equivalent net interest income		$158,314			$149,319
Less: tax equivalent adjustments		(3,013)			(3,523)
Net interest income		$155,301			$145,796
Net interest margin			3.26%			3.23%

(1)	On a fully tax-equivalent basis.
(2)Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.7% of total revenue for the three months ended March 31, 2014. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets, Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to the impact attributable to changes in volume (change in volume multiplied by prior rate), changes attributable to rates (change in rates multiplied by prior volume), and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The table below is based upon reported net interest income.

	Three months ended March 31,
	2014 vs. 2013 increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(4,850)	$8,301	$3,451
Loans held for sale	178	(638)	(460)
Investment securities	3,324	1,381	4,705
Total interest income	$(1,348)	$9,044	$7,696
Interest on interest-bearing liabilities:
Deposits	$(2,724)	$518	$(2,206)
Borrowings	(646)	1,043	397
Total interest expense	$(3,370)	$1,561	$(1,809)
Net change in net interest income	$2,022	$7,483	$9,505
Net interest income totaled $155.3 million for the three months ended March 31, 2014 compared to $145.8 million for the three months ended March 31, 2013, an increase of $9.5 million. The increase in net interest income during the three months ended March 31, 2014 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the three months ended March 31, 2014 increased $920.1 million compared to the three months ended March 31, 2013. The net interest margin increased 3 basis points to 3.26% during the three months ended March 31, 2014 from 3.23% for the three months ended March 31, 2013. The increase in net interest margin is due primarily to the revised assumptions about slower prepayment rates in the mortgage-backed securities portfolio resulting in a slowdown of premium amortization offsetting compression in loan spreads. In addition, the cost of deposits has continued to decline as short-term market interest rates remain at low levels. The average yield on interest-earning assets decreased 4 basis points to 3.72% for the three months ended March 31, 2014 from 3.76% for the three months ended March 31, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans and leases increased $828.8 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The loan and lease portfolio yield decreased 16 basis points to 3.88% for the three months ended March 31, 2014 and comprised 66.0% of the average interest-earning assets at March 31, 2014, compared to the loan and lease portfolio yield of 4.04% for the three months ended March 31, 2013, which comprised 64.8% of the average interest-earning assets at March 31, 2013. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the origination of lower yielding loans and leases in a low interest rate environment.

Average securities increased $226.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The yield on investment securities increased 10 basis points to 3.43% for the three months ended March 31, 2014 and comprised 33.0% of average interest-earning assets at March 31, 2014, compared to the yield on investment securities of 3.33% for the three months ended March 31, 2013, which comprised 33.4% of the average interest-earning assets at March 31, 2013. The increase in the yield on securities is due to slower amortization of premium on MBS as a direct result of revised assumptions about slower prepayment rates. The growth in the securities portfolio is part of the Company's strategy to protect earnings in a protracted low rate environment.
Average total deposits increased $537.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is due to a $260.9 million increase in non-interest-bearing deposits and an increase of $276.5 million in interest-bearing deposits. The average cost of deposits decreased 8 basis points to 0.28% for the three months ended March 31, 2014 from 0.36% for the three months ended March 31, 2013. The decrease in the average cost of deposits is the result of decreased pricing offered on certain deposit products and product mix as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased to 18.6% for the three months ended March 31, 2014 from 21.2% for the three months ended March 31, 2013.
Average total borrowings increased $295.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is due to growth in loans and securities which exceeded the growth in deposits and equity. Average securities sold under agreements to repurchase and other borrowings increased $260.0 million and average long-term debt increased $61.9 million, which was partially offset by a decrease in average federal home loan bank advances of $26.2 million. The increase in average long-term debt is due to the issuance of $150 million aggregate principal amount of senior notes ahead of an existing issuance set to mature in April of 2014.
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At March 31, 2014, the allowance for loan and lease losses totaled $153.6 million, or 1.18% of total loans and leases, compared to $152.6 million, or 1.20% of total loans and leases, at December 31, 2013.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. For the three months ended March 31, 2014, total net charge-offs were $8.0 million compared to $16.8 million for the three months ended March 31, 2013.
The provision for loan and lease losses of $9.0 million for the three months ended March 31, 2014 increased $1.5 million compared to the three months ended March 31, 2013.
See the "Loan and Lease Portfolio" through “Allowance for Loan and Lease Losses Methodology” sections for further details.
Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended March 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Non-Interest Income:
Deposit service fees	$24,712	$23,994	$718	3.0%
Loan related fees	4,482	4,585	(103)	(2.2)
Wealth and investment services	8,838	7,766	1,072	13.8
Mortgage banking activities	775	7,031	(6,256)	(89.0)
Increase in cash surrender value of life insurance policies	3,258	3,384	(126)	(3.7)
Net gain on sale of investment securities	4,336	106	4,230	n/m
Impairment loss recognized in earnings	(88)	—	(88)	100.0
Other income	3,515	1,412	2,103	148.9
Total non-interest income	$49,828	$48,278	$1,550	3.2%

Total non-interest income of $49.8 million for the three months ended March 31, 2014 increased $1.6 million, or 3.2%, from $48.3 million for the three months ended March 31, 2013. The increase is primarily attributable to a increases in net gain on sale of investment securities, other income, and wealth and investment services; partially offset by a decline in mortgage banking activities.
Deposit service fees increased $0.7 million from the comparable period in 2013 and is primarily due to an increase in HSA service fees, driven by an increase in account volume. This increase was slightly offset by a decrease in Non-Sufficient Funds (NSF) fees. Loan related fees decreased $0.1 million from the comparable period in 2013 due to a decrease in origination fee income offset by an increase in loan service fee income. Wealth and investment services income increased $1.1 million from the comparable period in 2013 due to an increase in income from the Webster Investment Services unit as well as an increase in trust fees from private banking activities. Webster Investment Services income has increased as a result of continued account growth and strong incremental production.
Mortgage banking activities net revenue decreased $6.3 million from the comparable period in 2013. The decrease is primarily related to a rise in interest rates which contributed to lower volumes of settlements of, and spreads on, loans sold, as well as a lower pipeline of loan applications to be funded. Loan originations for sale of $58.6 million for three months ended March 31, 2014, compared to $229.0 million from the comparable period in 2013, are reflective of a decrease in mortgage refinancing income as well as the increase in mortgage interest rates.
Net gain on sale of investments increased $4.2 million due to the sale of four positions divested during the quarter in compliance with the Volcker Rule. The increase was slightly offset by the $88 thousand impairment loss recognized in earnings for three months ended March 31, 2014 which represents an other-than-temporary impairment loss on certain CLO investment securities that are subject to the Volcker Rule. Other non-interest income increased $2.1 million from the comparable period in 2013, due to increased client swap activity and positive fair value adjustments for the three months ended March 31, 2014 from the comparable period in 2013.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended March 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$66,371	$66,050	$321	0.5%
Occupancy	12,759	12,879	(120)	(0.9)
Technology and equipment	15,010	15,353	(343)	(2.2)
Intangible assets amortization	1,168	1,242	(74)	(6.0)
Marketing	3,180	4,811	(1,631)	(33.9)
Professional and outside services	2,702	2,150	552	25.7
Deposit insurance	5,311	5,174	137	2.6
Other expense	18,116	17,876	240	1.3
Total non-interest expense	$124,617	$125,535	$(918)	(0.7)%
Total non-interest expense of $124.6 million for the three months ended March 31, 2014 decreased $0.9 million, or 0.7%, from $125.5 million for the three months ended March 31, 2013. The decrease is primarily attributable to a decrease in marketing, slightly offset by an increase in professional and outside services and compensation and benefits.
Compensation and benefits increased $0.3 million from the comparable period in 2013. The increase is attributable to a rise in incentive related expense slightly offset by a decline in pension expense. Technology and equipment decreased $0.3 million from the comparable period in 2013 due to a reduction in depreciation. Marketing decreased $1.6 million from the comparable period in 2013, primarily due to transition to a new agency of record and a reduction in media campaigns. Professional and outside services increased $0.6 million from the comparable period in 2013, primarily due to an increase in technology consulting fees.

Income Taxes
Webster recognized income tax expense of $21.1 million and $18.9 million reflecting an effective tax rate of 29.5% and 31.0% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the effective rate reflects a $2.0 million net state tax benefit recognized in the three months ended March 31, 2014, partially offset by the effects of increased pre-tax income and decreased benefits from tax-exempt interest income.
The $2.0 million net state tax benefit recognized in the three months ended March 31, 2014, consists of $1.1 million attributable to adjustments of the Company’s state deferred tax assets and liabilities, including for the effects of a change in state tax law enacted during the period, and $0.9 million attributable to the correction of an immaterial prior period state tax over accrual.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2013 Form 10-K.
Segment Results
Webster’s operations are divided into three reportable segments that represent its core businesses – Commercial Banking, Community Banking, and Other. Community Banking includes operating segments, Personal Bank, and Business Banking, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
Webster’s segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in the Corporate and Reconciling category.
The following tables presents the performance summary of net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended March 31,
(In thousands)	2014	2013
Net income:
Commercial Banking	$20,114	$19,818
Community Banking	20,089	15,626
Other	4,079	3,202
Total Reportable Segments	44,282	38,646
Corporate and Reconciling	6,141	3,471
Net income	$50,423	$42,117

	At March 31, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,986,898	$7,800,682	$372,693	$14,160,273	$7,015,472	$21,175,745
Total loans and leases	5,915,113	6,697,873	349,898	12,962,884	31,858	12,994,742
Total deposits	2,779,969	10,105,627	1,926,870	14,812,466	227,523	15,039,989

	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
Total loans and leases	5,628,303	6,693,493	343,823	12,665,619	34,157	12,699,776
Total deposits	2,948,072	10,014,509	1,739,345	14,701,926	152,494	14,854,420
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit, for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, is shown as other reconciling. For the three months ended March 31, 2014 and 2013, 130.2% and 115.9%, respectively, of the provision expense is specifically attributable to segments.
Webster allocates a majority of non-interest expense to each segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate segment. Income tax expense or benefit is allocated to each segment based on the effective income tax rate for the period shown.

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment services, which includes government and institutional banking. Webster’s Commercial Banking group takes a relationship approach to providing lending, deposit, and cash management services to middle market companies in its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking.
Commercial Banking Results:

	Three months ended March 31,
(In thousands)	2014	2013
Net interest income	$56,152	$51,160
Provision for loan and lease losses	9,557	2,001
Net interest income after provision	46,595	49,159
Non-interest income	7,951	4,832
Non-interest expense	26,019	25,270
Income before income taxes	28,527	28,721
Income tax expense	8,413	8,903
Net income	$20,114	$19,818

(In thousands)	At March 31, 2014	At December 31, 2013
Total assets	$5,986,898	$5,682,129
Total loans and leases	5,915,113	5,628,303
Total deposits	2,779,969	2,948,072
Net interest income increased $5.0 million in the three months ended March 31, 2014 from the comparable period in 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $7.6 million in the three months ended March 31, 2014 from the comparable period in 2013. The change in provision is primarily the result of loan growth. Commercial Banking experienced moderate increases in non-performing and classified loan levels during the three months ended March 31, 2014, however, these continue to trend favorably from the comparable period in 2013. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $3.1 million in the three months ended March 31, 2014 from the comparable period in 2013, due to greater interest rate derivative revenue and other loan related fees, as well as a non-recurring write-down of a held for sale loan in the three months ended March 31, 2013. Non-interest expense was essentially flat in the three months ended March 31, 2014 from the comparable period in 2013.
Loans increased $286.8 million from December 31, 2013. The volume within the loan pipeline is improving. Loan originations in the three months ended March 31, 2014 were $605.5 million compared to $296.0 million in the three months ended March 31, 2013. The increase in originations is primarily due to a conversion of a strong December 31, 2013 pipeline. Total deposits decreased $168.1 million for the period ended March 31, 2014 compared to December 31, 2013, reflecting seasonality.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking and a Distribution network consisting of 168 banking centers and 310 ATMs, a Customer Care Center, and a full range of Internet and mobile banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services (“WIS”) offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers insurance and investment products including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At March 31, 2014, Webster had $2.59 billion of assets under administration in its strategic partnership with LPL compared to $2.53 billion at December 31, 2013. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended March 31,
(In thousands)	2014	2013
Net interest income	$87,341	$84,667
Provision for loan and lease losses	1,768	6,713
Net interest income after provision	85,573	77,954
Non-interest income	24,436	30,561
Non-interest expense	81,518	85,869
Income before income taxes	28,491	22,646
Income tax expense	8,402	7,020
Net income	$20,089	$15,626

(In thousands)	At March 31, 2014	At December 31, 2013
Total assets	$7,800,682	$7,809,343
Total loans	6,697,873	6,693,493
Total deposits	10,105,627	10,014,509
Net interest income increased $2.7 million in the three months ended March 31, 2014 from the comparable period in 2013. The increase is primarily a result of growth in the Business Banking loan and deposit components of the balance sheet, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $4.9 million in the three months ended March 31, 2014 from the comparable period in 2013. Community Banking continues to experience improvement in asset quality and lower levels of non-performing and classified loans. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. Non-interest income decreased $6.1 million in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to lower gains from the sale of mortgage loans and, to a lesser extent, a decline in deposit service fees. These declines were partially offset by an increase in investment service fees. Gains on the sale of mortgages for the three months ended March 31, 2014 decreased $5.9 million from the comparable period in 2013 due to a decline in volume and spread on mortgage loan sales. Non-interest expense decreased $4.4 million in the three months ended March 31, 2014 from the comparable period in 2013. The decrease is reflective of reduced loan workout and loan re-purchase costs as well as a reduction in corporate expense allocations. Lower branch staffing costs were offset by increases in the sales force of Business bankers and an increase in commissions on higher investment revenues.

Total loans increased $4.4 million for the period ended March 31, 2014 compared to December 31, 2013. The net increase in loans is related to strong Business Banking growth, while the Consumer loan portfolio declined slightly. Loan originations in the three months ended March 31, 2014 were $321.2 million compared to $594.2 million in the three months ended March 31, 2013. The decrease in originations is due to a significant decline of residential mortgage loan production caused by the reduction in customer refinance activity as mortgage rates increased during the 2nd half of 2013.
Total deposits increased $91.1 million for the period ended March 31, 2014 compared to December 31, 2013 primarily due to a seasonal increase in Consumer transaction deposits combined with growth in Business money market and Consumer savings deposits.
Other:
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
Other Results:

	Three months ended March 31,
(In thousands)	2014	2013
Net interest income	$11,367	$9,288
Provision (benefit) for loan and lease losses	389	(19)
Net interest income after provision (benefit)	10,978	9,307
Non-interest income	9,510	8,145
Non-interest expense	14,703	12,811
Income before income taxes	5,785	4,641
Income tax expense	1,706	1,439
Net income	$4,079	$3,202

(In thousands)	At March 31, 2014	At December 31, 2013
Total assets	$372,693	$365,863
Total loans	349,898	343,823
Total deposits	1,926,870	1,739,345
Net interest income increased $2.1 million in the three months ended March 31, 2014 from the comparable period in 2013. Of the $2.1 million increase, $1.9 million was due to HSA deposit growth, account growth, and pricing initiatives, and $0.2 million was due to higher loan and deposit balances for Private Banking for the three months ended March 31, 2014. Non-interest income increased $1.4 million in the three months ended March 31, 2014 from the comparable period in 2013. The increase in non-interest income is due to the growth of HSA deposits. Non-interest expense increased $1.9 million in the three months ended March 31, 2014 from the comparable period in 2013, primarily due to an increase in processing costs to support growth in HSA accounts and strategic headcount investments in Private Banking.
Total deposits increased $187.5 million for the period ended March 31, 2014 compared to December 31, 2013, as a result of continued growth in HSA balances. HSA had $632.2 million in linked brokerage accounts at March 31, 2014 compared to $571.8 million at December 31, 2013.
Private Banking total loans increased $6.1 million as loan originations and advances outpaced principal paydowns. Loan originations in the three months ended March 31, 2014 were $11.6 million compared to $29.3 million in the three months ended March 31, 2013. The decrease in loan originations reflects acceleration of commercial fundings into Q4, the significant decline in residential mortgage refinance activity, along with purchase mortgage volumes adversely impacted by a harsh winter season. Private Banking had approximately $1.78 billion and $1.75 billion in assets under management at March 31, 2014 and December 31, 2013, respectively, and $218.7 million and $228.4 million in assets under administration at March 31, 2014 and December 31, 2013, respectively.

Financial Condition
Webster had total assets of $21.2 billion at March 31, 2014 and $20.9 billion at December 31, 2013. Total loans and leases, net, of $12.8 billion, with allowance for loan and lease losses of $153.6 million at March 31, 2014, increased $293.9 million compared to total loans and leases, net, of $12.5 billion, with allowance for loan and lease losses of $152.6 million at December 31, 2013. Total deposits of $15.0 billion at March 31, 2014 increased $185.6 million compared to total deposits of $14.9 billion at December 31, 2013. Non-interest-bearing deposits decreased 3.2%, while interest-bearing deposits increased 2.4% during the period.
At March 31, 2014, total shareholders' equity of $2.2 billion increased $30.4 million compared to total shareholders' equity of $2.2 billion at December 31, 2013. Changes in shareholders' equity for the three months ended March 31, 2014 consisted of an increase for net income of $50.4 million and decreases for dividends of $13.5 million to common shareholders and $2.6 million to preferred shareholders, for shares of common stock of $10.1 million repurchased under the common stock repurchase program, and an increase of $4.9 million of other comprehensive income primarily related to net unrealized gains on securities available for sale. The quarterly cash dividend to common shareholders increased to $0.20 per common share on April 21, 2014 from $0.15 per common share since April 22, 2013. See "Selected Financial Highlights" and "Note 11 - Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories: available for sale and held-to-maturity. At March 31, 2014, Webster Bank’s portfolio consisted primarily of agency mortgage-backed securities ("MBS"), agency collateralized mortgage obligations ("CMOs"), agency commercial mortgage-backed securities ("ACMBS"), commercial mortgage-backed securities ("CMBS") and municipal securities in held-to-maturity and agency CMOs, agency MBS, CMBS, and CLOs in available for sale. The Company's combined carrying value of investment securities totaled $6.5 billion at both March 31, 2014 and December 31, 2013. Available for sale securities decreased by $98.1 million, primarily due to principal payments and net purchase and sale activity. Held-to-maturity securities increased by $89.5 million, primarily due to the purchases of agency MBS replacing the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2014 and 2013 was 3.43% and 3.33%, respectively.
For the three months ended March 31, 2014, the Company recorded write-downs of $88 thousand for other-than-temporary impairments ("OTTI")of its available for sale securities related to collateralized loan obligations, identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. Four CDO positions, which did not meet the qualifications for retention under the January 14, 2014 agency press release, were subsequently sold during the three months ended March 31, 2014 with a realized gain of $4.3 million.
The Company held $2.6 billion in investment securities that are in an unrealized loss position at March 31, 2014. Approximately $2.1 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $536.6 million, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $95.6 million at March 31, 2014. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At March 31, 2014, one available for sale investment security, valued at $5.5 million, remains in non-accruing status.

Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At March 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$425	$—	$—	$425	$—	$—	$425
Agency CMOs	736,820	12,266	(1,595)	747,491	—	—	747,491
Agency MBS	1,220,847	10,420	(37,788)	1,193,479	—	—	1,193,479
Agency CMBS	81,341	—	(915)	80,426	—	—	80,426
CMBS	436,217	27,913	(313)	463,817	—	—	463,817
CLOs (1)	357,374	443	—	357,817	—	—	357,817
Pooled trust preferred securities (2)	14,551	—	(2,610)	11,941	—	—	11,941
Single issuer trust preferred securities	41,849	—	(4,912)	36,937	—	—	36,937
Corporate debt	108,339	4,603	—	112,942	—	—	112,942
Equity securities-financial institutions (3)	2,314	1,267	—	3,581	—	—	3,581
Total available for sale	$3,000,077	$56,912	$(48,133)	$3,008,856	$—	$—	$3,008,856
Held-to-maturity:
Agency CMOs	$342,397	$—	$—	$342,397	$9,004	$(762)	$350,639
Agency MBS	2,195,566	—	—	2,195,566	46,086	(41,319)	2,200,333
Agency CMBS	195,912	—	—	195,912	—	(1,542)	194,370
Municipal bonds and notes	416,903	—	—	416,903	13,131	(94)	429,940
CMBS	289,488	—	—	289,488	9,282	(3,705)	295,065
Private Label MBS	7,929	—	—	7,929	157	—	8,086
Total held-to-maturity	$3,448,195	$—	$—	$3,448,195	$77,660	$(47,422)	$3,478,433

Total investment securities	$6,448,272	$56,912	$(48,133)	$6,457,051	$77,660	$(47,422)	$6,487,289

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMOs	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLOs (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate Debt	108,936	4,155	—	113,091	—	—	113,091
Equity securities-financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMOs	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.7 million and $2.6 million of OTTI at March 31, 2014 and December 31, 2013, respectively.

(2)	Amortized cost is net of $7.0 million and $14.0 million of OTTI at March 31, 2014 and December 31, 2013, respectively.

(3)	Amortized cost is net of $20.4 million and $20.4 million of OTTI at March 31, 2014 and December 31, 2013, respectively.
For the three months ended March 31, 2014, the Federal Reserve maintained the federal funds rate flat, at, or below 0.25% in response to the economic environment. Credit spreads generally tightened given the prospects for a sustained low interest rate environment. The benchmark 10-year US Treasury rate declined to 2.72% on March 31, 2014 from 3.03% on December 31, 2013. This decline in interest rates was generally positive for longer duration investments in the portfolio. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds - The Company has investments in private equity funds. These investments, which totaled $10.9 million at March 31, 2014 and $10.4 million at December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 14 - Fair Value Measurements. The Company recognized a net gain of $18.3 thousand and a net loss of $264.4 thousand for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments - The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.8 million at both March 31, 2014 and December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The were no impairments recorded for the three months ended March 31, 2014 and 2013.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds. On April 7, 2014, the Federal Reserve Board announced that it will give banks two additional one-year extensions to comply with the Volcker Rule's provisions regarding collateralized loan obligations. Conformance with the final rule is required for certain CLOs by July 21, 2017. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.
Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,301,134	25.4	$3,308,472	26.1
Construction	47,760	0.4	45,495	0.4
Total residential	3,348,894	25.8	3,353,967	26.5
Consumer:
Home equity	2,345,331	18.0	2,355,257	18.5
Liquidating - home equity	102,706	0.8	104,902	0.8
Other consumer	61,672	0.5	60,681	0.5
Total consumer	2,509,709	19.3	2,520,840	19.8
Commercial:
Commercial non-mortgage	2,937,173	22.6	2,734,025	21.5
Asset-based	586,810	4.5	560,666	4.4
Total commercial	3,523,983	27.1	3,294,691	25.9
Commercial real estate:
Commercial real estate	2,964,951	22.8	2,856,110	22.5
Commercial construction	182,059	1.4	205,397	1.6
Total commercial real estate	3,147,010	24.2	3,061,507	24.1
Equipment financing	452,769	3.5	455,434	3.6
Net unamortized premiums	5,195	—	5,466	—
Net deferred costs	7,182	0.1	7,871	0.1
Total loans and leases	$12,994,742	100.0	$12,699,776	100.0
Accrued interest receivable	38,412		36,433
Total recorded investment in loans and leases	$13,033,154		$12,736,209

Total residential loans were $3.3 billion at March 31, 2014, a decrease of $5.1 million from December 31, 2013. The decrease is primarily due to loan payments outpacing loan originations during the three months ended March 31, 2014.
Total consumer loans were $2.5 billion at March 31, 2014, a decrease of $11.1 million from December 31, 2013. The decrease is primarily due to high levels of loan prepayments outpacing loan originations and line advances in the continuing portfolio and a reduction of $2.2 million in the liquidating consumer portfolio as a result of payoff and payments, coupled with charge-offs taken during the three months ended March 31, 2014.
Total commercial loans were $3.5 billion at March 31, 2014, an increase of $229.3 million from December 31, 2013. The growth in commercial loans reflects the impact of fundings primarily related to new originations of $358.8 million in commercial non-mortgage for the three months ended March 31, 2014. Asset-based loans increased $26.1 million from December 31, 2013, reflective of $78.5 million in originations during the three months ended March 31, 2014.
Commercial real estate loans were $3.1 billion at March 31, 2014, an increase of $85.5 million from December 31, 2013 as a result of the impact of fundings on existing lines and new originations of $197.1 million during the three months ended March 31, 2014.
Equipment financing loans and leases were $452.8 million at March 31, 2014, a decrease of $2.7 million from December 31, 2013, reflective of $40.2 million in originations during the three months ended March 31, 2014 offset by payments and payoffs.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios that management monitors:

	At March 31, 2014	At December 31, 2013
Non-performing loans and leases as a percentage of loans and leases (1)	1.12%	1.28%
Non-performing assets as a percentage of total assets (1)	0.72	0.82
Non-performing assets as a percentage of loans and leases plus OREO (1)	1.18	1.35
Net charge-offs as a percentage of average loans and leases (2)	0.25	0.47
Allowance for loan and lease losses as a percentage of loans and leases	1.18	1.20
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	105.84	93.65
Ratio of allowance for loan and lease losses to net charge-offs (2)	4.82x	2.63x
(1) These ratios reflect the impact of residential and consumer loans that were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 primarily as a result of updated regulatory guidance issued in the first quarter of 2014.
(2) Calculated for the March 31, 2014 period based on year-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Loans and leases:
Residential:
1-4 family (3)	$65,635	1.99	$80,988	2.45
Construction	738	1.55	382	0.84
Total residential	66,373	1.98	81,370	2.43
Consumer:
Home equity (3)	38,568	1.64	45,434	1.93
Liquidating - home equity	5,875	5.72	6,245	5.95
Other consumer	102	0.17	139	0.23
Total consumer	44,545	1.77	51,818	2.06
Commercial:
Commercial non-mortgage	12,869	0.44	10,933	0.40
Commercial real estate:
Commercial real estate	15,925	0.54	13,428	0.47
Commercial construction	4,084	2.24	4,235	2.06
Total commercial real estate	20,009	0.64	17,663	0.58
Equipment financing	1,325	0.29	1,141	0.25
Total non-performing loans and leases (4)	$145,121	1.12	$162,925	1.28
Deferred costs and unamortized premiums	310		303
Total recorded investment in non-performing loans and leases	$145,431		$163,228

Total non-performing loans and leases (4)	$145,121		$162,925
Foreclosed and repossessed assets:
Residential and consumer	4,190		4,930
Commercial	3,589		3,752
Total foreclosed and repossessed assets	$7,779		$8,682
Total non-performing assets (5)	$152,900		$171,607

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

(4)	Includes non-accrual restructured loans and leases of $82.7 million at March 31, 2014 and $102.9 million at December 31, 2013.

(5)	Excludes one non-accrual available for sale security of $5.5 million at March 31, 2014 and $5.2 million at December 31, 2013.
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

The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2014	2013
Non-performing loans and leases, beginning of period	$162,925	$194,799
Additions	33,914	48,495
Paydowns/draws on existing non-performing loans and leases, net	(22,304)	(25,109)
Reclassification of Chapter 7 Loans to accrual status	(17,601)	—
Charge-offs	(10,205)	(16,447)
Other reductions	(1,608)	(2,928)
Non-performing loans and leases, end of period	$145,121	$198,810
Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature, primarily for residential and consumer loans. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for all consumer loans that reach 180 days past due for compliance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated on a quarterly basis. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer will review these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
Any fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2014 and December 31, 2013 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge-off amounts that reduced the book value of the loan to an amount equal to or below the current fair value of the collateral.
At March 31, 2014, there were 1,805 impaired loans and leases with a recorded investment balance of $346.0 million, which included loans and leases of $217.9 million with an impairment allowance of $20.1 million. There were loans and leases of $240.1 million measured using the present value of expected cash flows and $105.9 million measured using the fair value of associated collateral. Approximately 75.2% of the $105.9 million of the collateral dependent loans and leases at March 31, 2014 relied on current third-party appraisals to assist in measuring impairment. At December 31, 2013, there were 1,836 impaired loans and leases with a recorded investment balance of $349.1 million, which included loans and leases of $221.0 million with an impairment allowance of $20.5 million. There were loans and leases of $236.7 million measured using the present value of expected cash flows and $112.4 million measured using the fair value of associated collateral. Approximately 14.6% of the $112.4 million of the collateral dependent loans and leases at December 31, 2013 relied on current third-party appraisals to assist in measuring impairment.

Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. The Company does not employ modification programs for temporary or trial periods. The most common types of modifications include covenant modifications, forbearance, and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
The following table provides information for TDRs:

(In thousands)	At March 31, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$251,042	$238,926
Non-accrual status (1)	82,871	102,972
Total recorded investment of TDRs	$333,913	$341,898

Accruing TDRs performing under modified terms more than one year	67.4%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,709	$20,360
Additional funds committed to borrowers in TDR status	1,242	1,262

(1)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

The following table provides detail of TDR activity:

	Three months ended March 31,
(In thousands)	2014	2013
TDRs, beginning of period	$341,898	$404,161
Additions	3,720	18,165
Paydowns/draws on existing TDRs, net	(531)	(8,616)
Charge-offs post modification	(6,176)	(5,044)
Loan sales	—	—
Change in TDR status and transfers to OREO	(4,998)	(820)
TDRs, end of period	$333,913	$407,846
See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$18,966	0.57	$17,929	0.54
Construction	—	—	356	0.78
Consumer:
Home equity	13,877	0.59	18,290	0.78
Liquidating - home equity	2,325	2.26	1,806	1.72
Other consumer	675	1.09	636	1.05
Commercial:
Commercial non-mortgage	7,913	0.27	4,100	0.15
Commercial real estate:
Commercial real estate	2,450	0.08	4,897	0.17
Commercial construction	230	0.13	—	—
Equipment financing	698	0.15	362	0.08
Total loans and leases past due 30-89 days	47,134	0.36	48,376	0.38
Past due 90 days or more accruing:
Commercial non-mortgage	387	0.01	4,269	0.16
Commercial real estate	463	0.02	232	0.01
Total loans and leases past due 90 days and accruing	850	0.01	4,501	0.04
Total loans and leases over 30 days delinquent	$47,984	0.37	$52,877	0.42
Deferred costs and unamortized premiums	134		189
Accrued interest	577		669
Total recorded investment over 30 day delinquent loans	$48,695		$53,735

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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
The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, nature and performance, and by economic factors, nationally or, specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of March 31, 2014.

Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements.
(i) Problem loans and leases are analyzed and assessed for specific reserves based on collateral, cash flow, and probability of re-default characteristics specific to each loan or lease.
(ii) Loans and leases with similar type and risk characteristics are segmented into homogeneous pools and modeled using quantitative historic factors. The homogeneous commercial portfolio loss estimate is calculated based on internal risk rating, the historic probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. The formula for both homogeneous residential and consumer portfolio allowance is calculated by applying loss factors based on historic delinquency, defaults, and net losses. Webster Bank considers other quantitative contributing factors for risks associated with the homogeneous loan portfolio not reflected in the quantitative modeling and adjusts its estimate based on the analysis. Some examples of contributing factors include the potential impact of policy exceptions, collateral values, unemployment, and changes in economic activity.
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include, staffing, loan and lease concentrations, and macro economic activity. The quantitative and qualitative contributing factors are consistent with interagency guidance.
At March 31, 2014, the allowance for loan and lease losses was $153.6 million, which is 1.18% of the total loan and lease portfolio and 105.84% of total non-performing loans and leases. This compares with an allowance of $152.6 million, which is 1.20% of the total loan and lease portfolio and 93.65% of total non-performing loans and leases at December 31, 2013.
The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$19,419	0.58	$20,580	0.61
Consumer	35,289	1.40	39,551	1.56
Commercial	53,110	1.51	47,706	1.45
Commercial real estate	31,130	0.99	29,883	0.98
Equipment financing	3,889	0.85	3,912	0.85
Unallocated	10,763	—	10,941	—
Total ALLL	$153,600	1.18	$152,573	1.20
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The ALLL reserve associated with loans and leases individually evaluated for impairment at March 31, 2014, decreased $0.3 million and $7.1 million compared to December 31, 2013 and March 31, 2013, respectively. The reduction in the reserve is primarily due to the resolution of larger commercial credits through payoff or sale, offset by the addition of new commercial impaired loans.
As of March 31, 2014, the ALLL reserve allocated to the residential loan portfolio decreased $1.2 million and $8.5 million compared to December 31, 2013 and March 31, 2013, respectively. The decrease is due to declines in delinquent and non-performing loans and leases as well as a decrease in estimated forward-looking losses and reduced impairment levels on modified loans.
The ALLL reserve allocated to the consumer portfolio at March 31, 2014 decreased $4.3 million and $15.1 million compared to December 31, 2013 and March 31, 2013, respectively. The decrease is due to a reduction in the consumer loan balances and improved delinquency and non-accrual trends, while the forward-looking loss projection continues to decline.
The ALLL reserve allocated to the commercial portfolio at March 31, 2014 increased $5.4 million and $9.1 million compared to December 31, 2013 and March 31, 2013, respectively. The increase is driven primarily by loan growth coupled with a moderate increase in classified loans.
The ALLL reserve allocated to the commercial real estate portfolio at March 31, 2014 increased $1.2 million and $0.2 million compared to December 31, 2013 and March 31, 2013, respectively. The increase is driven primarily by loan growth where classified loans continue to trend favorably at March 31, 2014 compared to March 31, 2013.

As of March 31, 2014, the ALLL reserve allocated to the equipment financing portfolio remained flat and increased $0.3 million compared to December 31, 2013 and March 31, 2013, respectively. The increase is based on lower outstanding balances as well as improved credit metrics. There were reductions in delinquent, non-accrual, and classified loans and leases during 2014.
The unallocated portion of the ALLL reserve represents qualitative factors that are not specifically driven by defined metrics, which can have an incremental, or regressive, impact on losses incurred in the loan portfolio. The unallocated portion of the ALLL reserve at March 31, 2014, decreased $0.2 million compared to both December 31, 2013 and March 31, 2013, respectively. The reduction is primarily due to improvement in the Company’s monitoring and risk rating process combined with improved commercial and consumer related economic factors during the periods.
Net charge-offs for the three months ended March 31, 2014 were $8.0 million, consisting of $0.9 million in net charges for residential loans, $3.8 million and in net charges for consumer loans, $2.2 million in net charges for commercial loans, $1.9 million in net charges for commercial real estate loans, and net recoveries of $0.8 million for equipment financing loans and leases. Net charge-offs decreased by $8.8 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in net charge-off activity reflects lower levels of losses offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three months ended March 31, 2014. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2014	2013
Net charge-offs (recoveries) (1)
Residential	0.11%	0.33%
Consumer	0.60	1.32
Commercial	0.25	0.37
Commercial real estate	0.25	0.51
Equipment financing	(0.70)	(0.73)
Total net charge-offs to total average loans and leases	0.25%	0.56%
(1) Calculated based on period to date net charge-offs, annualized.

The following tables provide detail of activity in the allowance for loan and lease losses and the reserve for unfunded credit commitments:

	At or for the three months ended March 31,
(In thousands)	2014	2013
Allowance for loan and lease losses, beginning balance	$152,573	$177,129
Provision	9,000	7,500
Charge-offs:
Residential	(1,158)	(2,936)
Consumer	(4,886)	(10,407)
Commercial	(3,148)	(4,339)
Commercial real estate	(2,405)	(3,760)
Equipment financing	—	(87)
Total charge-offs	(11,597)	(21,529)
Recoveries:
Residential	260	250
Consumer	1,113	1,822
Commercial	973	1,599
Commercial real estate	479	241
Equipment financing	799	828
Total recoveries	3,624	4,740
Net charge-offs	(7,973)	(16,789)
Allowance for loan and lease losses, ending balance	$153,600	$167,840

Reserve for unfunded credit commitments: (1)
Reserve for unfunded credit commitments, beginning balance	$4,384	$5,662
Provision	327	—
Benefit	—	(525)
Reserve for unfunded credit commitments, ending balance	$4,711	$5,137
(1) The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Sources of Funds
Deposits are the primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs. Additional sources of funds include Federal Home Loan Bank advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions, and are inherently uncertain.
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 168 banking centers within our primary market area.
Webster manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $15.0 billion at March 31, 2014 compared to $14.9 billion at December 31, 2013. Deposits continue to steadily increase, led by health savings accounts. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $115.4 million of FHLB capital stock as of March 31, 2014 and $108.2 million as of December 31, 2013 for its membership and for outstanding advances and other extensions of credit. The FHLB most recently declared a cash dividend equal to an annual yield of 1.49% on February 20, 2014.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2014 and December 31, 2013 Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
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
The Company also carries long-term debt which, at March 31, 2014, consists of senior fixed-rate notes maturing in 2014 and 2024 and junior subordinated notes maturing in 2033. On February 11, 2014, Webster completed an underwritten public offering of senior fixed-rate notes maturing in 2024, then, on April 15, 2014, the Company used cash-on-hand to pay off the senior fixed-rate notes maturing in 2014.
Total borrowed funds were $3.7 billion at March 31, 2014 as compared to $3.6 billion at December 31, 2013. Borrowings represented 17.6% and 17.3% of total assets at March 31, 2014 and December 31, 2013, respectively. See Note 7 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 8 - Federal Home Loan Bank Advances, and Note 9 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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

Company Liquidity:
Webster’s primary sources of liquidity at the Company level are dividends from Webster Bank, investment income and net proceeds from investment sales, borrowings, and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Company, which are described in the section captioned “Supervision and Regulation” in Item 1 as included in Webster’s 2013 Form 10-K. At March 31, 2014, there were $211.0 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid no dividends to the holding company during the three months ended March 31, 2014.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2014, a total of 397,864 shares of common stock were repurchased at a cost of approximately $12.2 million, of which 69,793 shares were purchased to fund employee compensation plans at a cost of approximately $2.1 million, and 328,071 shares were purchased under the common stock repurchase program at a cost of approximately $10.1 million. At March 31, 2014, there was $39.9 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity:
Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, deposits and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 86.4% at March 31, 2014.
At March 31, 2014 and December 31, 2013, FHLB advances totaled $2.2 billion and $2.1 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.1 billion and $1.0 billion at March 31, 2014 and December 31, 2013, respectively. Webster Bank also had additional borrowing capacity at the FRB of $0.8 billion and $0.7 billion at March 31, 2014 and December 31, 2013, respectively. In addition, unpledged securities of $3.6 billion could have been used to increase borrowing capacity, either by $3.2 billion at the FHLB or by $3.1 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at March 31, 2014.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, considers such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements at March 31, 2014. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank to satisfy certain minimum leverage and risk-based capital requirements, as a commercial bank. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2014, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
The liquidity position of the Company is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which, if implemented, would have a material adverse effect on the Company.
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. For the three months ended March 31, 2014, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of March 31, 2014 and 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Earnings at risk is defined as the change in earnings (excluding provision for loan and lease losses and income tax expense) due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion, and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing, and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.
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
Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds, and attrition rates on deposits. Cash flow projections from the model are compared to market expectations for similar collateral types and adjusted based on experience with Webster Bank's own portfolio. The model's valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees, and derivative mark-to-market adjustments.

Four main tools are used for managing interest rate risk: (i) the size and duration of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position, and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting March 31, 2014 and December 31, 2013, might have on Webster’s net interest income ("NII") for the subsequent twelve month period.

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2014	N/A	N/A	0.5%	1.4%
December 31, 2013	N/A	N/A	0.1%	0.6%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting March 31, 2014 and December 31, 2013, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2014	N/A	N/A	1.3%	3.2%
December 31, 2013	N/A	N/A	0.7%	2.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario as of March 31, 2014 and December 31, 2013 assumed a federal funds rate of 0.25%. NII and PPNR results are more positive since December 31, 2013 due to a reduction in short-term funding from forward starting swaps and increases in five year fixed rate brokered deposits. As the federal funds rate was at 0.25% on March 31, 2014, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of low short-term interest rates. Webster is well within policy limits for all scenarios.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting March 31, 2014 and December 31, 2013.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2014	N/A	N/A	(0.7)%	(1.2)%	(2.8)%	(1.4)%	1.4%	2.7%
December 31, 2013	N/A	N/A	(1.1)%	(2.0)%	(2.8)%	(1.4)%	1.3%	2.6%

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2014 and December 31, 2013.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2014	N/A	N/A	(0.7)%	(1.2)%	(4.7)%	(2.2)%	2.1%	4.5%
December 31, 2013	N/A	N/A	(1.4)%	(2.6)%	(4.5)%	(2.1)%	2.1%	4.3%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than 18 months, and the long end as terms of greater than 18 months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
There was essentially no change in NII and PPNR at risk to the long end of the yield curve moving up and down since December 31, 2013. Sensitivity to the short end of the yield curve was less negative for both NII and PPNR due to a reduction in short term funding from forward starting interest rate swaps and increases in five year fixed rate brokered deposits. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2014 and December 31, 2013, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
March 31, 2014
Assets	$21,175,745	$20,944,903	N/A	$(537,165)
Liabilities	18,936,116	18,399,737	N/A	(416,748)
Total	$2,239,629	$2,545,166	N/A	$(120,417)
Net change as % base net economic value				(4.7)%

December 31, 2013
Assets	$20,852,999	$20,589,480	N/A	$(571,146)
Liabilities	18,643,811	18,108,291	N/A	(374,071)
Total	$2,209,188	$2,481,189	N/A	$(197,075)
Net change as % base net economic value				(7.9)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was zero at March 31, 2014. At the end of 2013, the duration gap was 0.5 years. This duration gap implies that assets are longer than liabilities and, therefore, have more price sensitivity than liabilities and will reset their interest rates slower than liabilities. Consequently, Webster's net estimated economic value would decrease when interest rates rise as the increased value of liabilities would be more than offset by the decreased value of assets. The opposite would occur when interest rates fall. Earnings would also generally be expected to decrease when interest rates rise and increase when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to decreased asset duration at March 31, 2014 driven primarily by increases in forecast MBS and mortgage prepayment speeds due to lower market rates and increased liability duration at March 31, 2014 driven primarily by the issuance of $150 million aggregate principal amount of senior notes.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2014 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2014, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
January 1-31, 2014	—	$—	—	$50,000,000
February 1-28, 2014	219,064	$29.90	149,904	$45,526,931
March 1-31, 2014	178,800	$31.40	178,167	$39,932,780
Total	397,864	$30.58	328,071	$39,932,780

(1)
The Company’s current stock repurchase program, which was announced on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated. Included in the total number of shares purchased during the three months ended March 31, 2014 were 69,793 shares purchased outside of the repurchase program in the open market to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

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

3.4
Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5
Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

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
4.1
Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

4.2
Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to and including form of global note representing the Company’s 4.375% Senior Notes due February 15, 2024 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

10	Material Contracts
10.1
Change of Control Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, and incorporated herein by reference).

10.2
Non-Solicitation Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, and incorporated herein by reference).

10.3	Change of Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris.
10.4	Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Note: Exhibit numbers 10.1 - 10.4 are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 7, 2014	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: May 7, 2014	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2014	By:	/S/ GREGORY S. MADAR
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

3.4
Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

3.5
Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference).

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
4.1
Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

4.2
Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to and including form of global note representing the Company’s 4.375% Senior Notes due February 15, 2024 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

10	Material Contracts
10.1
Change of Control Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, and incorporated herein by reference).

10.2
Non-Solicitation Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, and incorporated herein by reference).

10.3	Change of Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris.
10.4	Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Note: Exhibit numbers 10.1 - 10.4 are management contracts or compensatory plans or arrangements.