Form 10-Q
period 2014-06-30
WEBSTER FINANCIAL CORP
filed 2014-08-06
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2014 was 90,265,020

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$287,917	$223,616
Interest-bearing deposits	18,620	23,674
Securities available-for-sale, at fair value	2,980,031	3,106,931
Securities held-to-maturity (fair value of $3,552,498 and $3,370,912)	3,478,803	3,358,721
Federal Home Loan Bank and Federal Reserve Bank stock	168,595	158,878
Loans held for sale	31,671	20,802
Loans and leases	13,275,380	12,699,776
Allowance for loan and lease losses	(154,868)	(152,573)
Loans and leases, net	13,120,512	12,547,203
Deferred tax asset, net	57,671	65,109
Premises and equipment, net	119,840	121,605
Goodwill	529,887	529,887
Other intangible assets, net	3,515	5,351
Cash surrender value of life insurance policies	436,445	430,535
Accrued interest receivable and other assets	290,830	260,687
Total assets	$21,524,337	$20,852,999
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,249,996	$3,128,152
Interest-bearing	11,952,849	11,726,268
Total deposits	15,202,845	14,854,420
Securities sold under agreements to repurchase and other borrowings	1,401,259	1,331,662
Federal Home Loan Bank advances	2,217,324	2,052,421
Long-term debt	226,178	228,365
Accrued expenses and other liabilities	192,253	176,943
Total liabilities	19,239,859	18,643,811
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,381,269 and 93,366,673 shares	934	934
Paid-in capital	1,128,300	1,125,584
Retained earnings	1,143,189	1,080,488
Treasury stock, at cost (3,316,513 and 3,407,256 shares)	(109,599)	(100,918)
Accumulated other comprehensive loss	(29,995)	(48,549)
Total shareholders' equity	2,284,478	2,209,188
Total liabilities and shareholders' equity	$21,524,337	$20,852,999
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$125,771	$121,313	$249,781	$242,005
Taxable interest and dividends on securities	47,252	42,770	96,093	85,598
Non-taxable interest on securities	4,259	5,459	9,010	11,385
Loans held for sale	215	551	392	1,188
Total interest income	177,497	170,093	355,276	340,176
Interest Expense:
Deposits	10,851	12,024	21,495	24,874
Securities sold under agreements to repurchase and other borrowings	5,082	5,184	10,287	10,239
Federal Home Loan Bank advances	4,002	4,007	7,849	8,546
Long-term debt	2,440	1,817	5,222	3,660
Total interest expense	22,375	23,032	44,853	47,319
Net interest income	155,122	147,061	310,423	292,857
Provision for loan and lease losses	9,250	8,500	18,250	16,000
Net interest income after provision for loan and lease losses	145,872	138,561	292,173	276,857
Non-interest Income:
Deposit service fees	26,302	24,622	51,014	48,616
Loan related fees	4,890	5,505	9,372	10,090
Wealth and investment services	8,829	8,920	17,667	16,686
Mortgage banking activities	513	5,888	1,288	12,919
Increase in cash surrender value of life insurance policies	3,296	3,448	6,554	6,832
Net gain on sale of investment securities	—	333	4,336	439
Impairment loss recognized in earnings	(73)	—	(161)	—
Other income	3,839	3,535	7,354	4,947
Total non-interest income	47,596	52,251	97,424	100,529
Non-interest Expense:
Compensation and benefits	65,711	65,768	132,082	131,818
Occupancy	11,491	11,837	24,250	24,716
Technology and equipment	15,737	15,495	30,747	30,848
Intangible assets amortization	669	1,242	1,837	2,484
Marketing	4,249	3,817	7,429	8,628
Professional and outside services	1,269	1,527	3,971	3,677
Deposit insurance	5,565	5,524	10,876	10,698
Other expense	17,894	18,394	36,010	36,270
Total non-interest expense	122,585	123,604	247,202	249,139
Income before income tax expense	70,883	67,208	142,395	128,247
Income tax expense	23,027	20,835	44,116	39,757
Net income	47,856	46,373	98,279	88,490
Preferred stock dividends	(2,639)	(2,639)	(5,278)	(5,525)
Net income available to common shareholders	$45,217	$43,734	$93,001	$82,965

Net income per common share:

Basic	$0.50	$0.49	$1.03	$0.94

Diluted	0.50	0.48	1.02	0.92
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$47,856	$46,373	$98,279	$88,490
Other comprehensive income (loss), net of tax	13,696	(34,228)	18,554	(32,873)
Comprehensive income	$61,552	$12,145	$116,833	$55,617
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Net income	—	—	—	98,279	—	—	98,279
Other comprehensive income, net of tax	—	—	—	—	—	18,554	18,554
Dividends on common stock and dividend equivalents declared $0.35 per share	—	—	23	(31,585)	—	—	(31,562)
Dividends on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	(1,230)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Exercise of stock options	—	—	(1,174)	—	2,726	—	1,552
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,196)	—	(2,196)
Stock-based compensation, net of tax impact	—	—	3,431	1,285	1,530	—	6,246
Common stock issued	—	—	436	—	—	—	436
Balance at June 30, 2014	$151,649	$934	$1,128,300	$1,143,189	$(109,599)	$(29,995)	$2,284,478

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	88,490	—	—	88,490
Other comprehensive loss, net of tax	—	—	—	—	—	(32,873)	(32,873)
Dividends on common stock and dividend equivalents declared $0.25 per share	—	—	—	(21,899)	—	—	(21,899)
Dividends on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	(1,230)
Dividends on Series E preferred stock $848.89 per share	—	—	—	(4,295)	—	—	(4,295)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Exercise of stock options	—	—	(182)	—	559	—	377
Shares acquired related to employee share-based compensation plans	—	—	—	—	(169)	—	(169)
Stock-based compensation, net of tax impact	—	—	1,752	(1,995)	5,648	—	5,405
Common stock issued	—	26	(21,299)	(36,255)	57,697	—	169
Balance at June 30, 2013	$151,649	$933	$1,125,861	$1,023,243	$(109,072)	$(65,139)	$2,127,475
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2014	2013
Operating Activities:
Net income	$98,279	$88,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	18,250	16,000
Deferred tax expense	2,658	13,614
Depreciation and amortization	16,330	18,449
Amortization of earning assets and funding premium/discount, net	23,701	34,270
Stock-based compensation	5,550	5,595
Gain on sale, net of write-down, on foreclosed and repossessed assets	(834)	(534)
Loss (gain) on sale, net of write-down, on premises and equipment	364	(160)
Impairment loss recognized in earnings	161	—
Loss on fair value adjustment of alternative investments	232	284
Loss (gain) on fair value adjustment of derivative instruments	286	(160)
Net gain on the sale of investment securities	(4,336)	(439)
Increase in cash surrender value of life insurance policies	(6,554)	(6,832)
Gain from life insurance policies	—	(1,070)
Gain on sale of loans held for sale	(1,288)	(12,919)
Proceeds from sale of loans held for sale	122,219	470,323
Originations of loans held for sale	(131,835)	(435,315)
Net (increase) decrease in accrued interest receivable and other assets	(49,472)	79,951
Net increase (decrease) in accrued expenses and other liabilities	8,639	(23,552)
Net cash provided by operating activities	102,350	245,995
Investing Activities:
Net decrease in interest-bearing deposits	5,054	22,834
Purchases of available-for-sale securities	(52,836)	(631,271)
Proceeds from maturities and principal payments of available-for-sale securities	194,468	426,129
Proceeds from sales of available-for-sale securities	21,695	36,521
Purchases of held-to-maturity securities	(421,995)	(446,497)
Proceeds from maturities and principal payments of held-to-maturity securities	290,671	414,444
Net purchase of Federal Home Loan Bank stock	(9,717)	(3,248)
Net increase in loans	(593,327)	(252,613)
Proceeds from life insurance policies	644	1,768
Proceeds from the sale of foreclosed properties and repossessed assets	5,138	4,056
Proceeds from the sale of premises and equipment	—	1,169
Purchases of premises and equipment	(14,024)	(4,816)
Net cash used for investing activities	(574,229)	(431,524)
Financing Activities:
Net increase in deposits	348,425	304,740
Proceeds from Federal Home Loan Bank advances	2,715,000	1,925,000
Repayments of Federal Home Loan Bank advances	(2,550,085)	(2,125,083)
Net increase in securities sold under agreements to repurchase and other borrowings	69,597	137,189
Issuance of long-term debt	150,000	—
Repayment of long-term debt	(150,000)	(102,579)
Dividends paid to common shareholders	(31,460)	(21,868)
Dividends paid to preferred shareholders	(5,278)	(5,525)
Exercise of stock options	1,552	377
Excess tax benefits from stock-based compensation	930	93
Common stock issued	436	169
Common stock repurchased	(10,741)	—
Shares acquired related to employee share-based compensation plans	(2,196)	(169)
Common stock warrants repurchased	—	(30)
Net cash provided by financing activities	536,180	112,314
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2014	2013
Net increase (decrease) in cash and due from banks	64,301	(73,215)
Cash and due from banks at beginning of period	223,616	252,283
Cash and due from banks at end of period	$287,917	$179,068

Supplemental disclosure of cash flow information:
Interest paid	$52,472	$48,081
Income taxes paid	40,411	21,620
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$2,351	$3,988
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At June 30, 2014, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families and businesses throughout southern New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through banking offices, ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending across the Northeast. Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis.
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

Investment Securities. Investment securities are classified at the time of purchase as available-for-sale or held-to-maturity. Classification is determined at purchase and any subsequent changes to classification are reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities in the held-to-maturity portfolio are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense is recognized in investment securities interest income according to a constant yield methodology. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses, net of taxes, recorded as a separate component of other comprehensive income (“OCI”). Securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.
All securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The evaluation considers several qualitative factors including the period of time the security has been in a loss position, in addition to the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Condensed Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income. The remaining loss component would be recorded in accumulated other comprehensive income ("AOCI"). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Loans Held for Sale. Loans typically are assigned this classification upon origination based on management's intent to sell such loans. Loans held for sale are carried at the lower of cost or fair value. Non-residential mortgage loans held for sale are carried at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income. Gains or losses on the sale of loans held for sale are included in non-interest income in the accompanying Condensed Consolidated Statements of Income. Direct loan origination costs and fees are deferred and are recognized at the time of sale.
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
Loans are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful. A loan is transferred to a non-accrual basis generally when principal or interest payments become 90 days delinquent, unless the loan is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate, and equipment finance loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
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

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. The amendments are effective for annual and interim periods beginning after January 1, 2017. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
ASU No. 2014-11 - Transfers and Servicing (Topic 860) - “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU requires two accounting changes: (i) the accounting for repurchase-to-maturity transactions are to be accounted for as secured borrowings; (ii) repurchase financing arrangements, separate accounting is required for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, disclosure requirements have been expanded to include a disaggregation of collateral used for secured borrowings, and contractual maturity disclosure has been expanded to interim periods. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) - “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

NOTE 2: Investment Securities
Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At June 30, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency collateralized mortgage obligations (“CMO”)	682,716	13,816	(723)	695,809	—	—	695,809
Agency mortgage-backed securities (“MBS”)	1,174,246	13,492	(20,611)	1,167,127	—	—	1,167,127
Agency commercial mortgage-backed securities (“ACMBS”)	81,046	45	(111)	80,980	—	—	80,980
Commercial mortgage-backed securities (“CMBS”)	484,018	27,042	(24)	511,036	—	—	511,036
Collateralized loan obligations ("CLO") (1)	357,433	449	—	357,882	—	—	357,882
Pooled trust preferred securities (2)	14,551	—	(3,216)	11,335	—	—	11,335
Single issuer trust preferred securities	41,892	78	(3,137)	38,833	—	—	38,833
Corporate debt securities	107,738	5,088	—	112,826	—	—	112,826
Equity securities - financial institutions (3)	2,314	1,364	—	3,678	—	—	3,678
Total available-for-sale	$2,946,479	$61,374	$(27,822)	$2,980,031	$—	$—	$2,980,031
Held-to-maturity:
Agency CMO	$317,408	$—	$—	$317,408	$9,096	$(453)	$326,051
Agency MBS	2,204,891	—	—	2,204,891	59,881	(19,924)	2,244,848
Agency CMBS	279,926	—	—	279,926	585	(232)	280,279
Municipal bonds and notes	380,268	—	—	380,268	15,047	(71)	395,244
CMBS	289,090	—	—	289,090	11,238	(1,609)	298,719
Private Label MBS	7,220	—	—	7,220	137	—	7,357
Total held-to-maturity	$3,478,803	$—	$—	$3,478,803	$95,984	$(22,289)	$3,552,498

Total investment securities	$6,425,282	$61,374	$(27,822)	$6,458,834	$95,984	$(22,289)	$6,532,529

(1)	Amortized cost is net of $2.8 million of other-than-temporary impairments at June 30, 2014.

(2)	Amortized cost is net of $7.0 million of other-than-temporary impairments at June 30, 2014.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairments at June 30, 2014.

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLOs (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities - financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available-for-sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairments at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairments at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairments at December 31, 2013.
The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,513	$15,586	$15	$16
Due after one year through five years	107,904	112,992	76,845	80,553
Due after five through ten years	254,326	254,743	75,060	78,411
Due after ten years	2,566,422	2,593,032	3,326,883	3,393,518
Total debt securities	$2,944,165	$2,976,353	$3,478,803	$3,552,498
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At June 30, 2014, the Company had a carrying value of $813.9 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its effective duration and interest rate risk profile.
Securities with a carrying value totaling $2.7 billion at June 30, 2014 and $2.7 billion at December 31, 2013 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At June 30, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$23,805	$(38)	$42,979	$(685)	7	$66,784	$(723)
Agency MBS	28,323	(51)	689,531	(20,560)	68	717,854	(20,611)
Agency CMBS	44,365	(111)	—	—	2	44,365	(111)
CMBS	—	—	9,382	(24)	2	9,382	(24)
Pooled trust preferred securities	—	—	11,335	(3,216)	2	11,335	(3,216)
Single issuer trust preferred securities	—	—	34,583	(3,137)	7	34,583	(3,137)
Total available-for-sale in an unrealized loss position	$96,493	$(200)	$787,810	$(27,622)	88	$884,303	$(27,822)
Held-to-maturity:
Agency CMO	$17,636	$(413)	$9,494	$(40)	2	$27,130	$(453)
Agency MBS	112,994	(254)	697,179	(19,670)	51	810,173	(19,924)
Agency CMBS	109,610	(232)	—	—	5	109,610	(232)
Municipal bonds and notes	5,084	(21)	5,621	(50)	10	10,705	(71)
CMBS	—	—	73,750	(1,609)	7	73,750	(1,609)
Total held-to-maturity in an unrealized loss position	$245,324	$(920)	$786,044	$(21,369)	75	$1,031,368	$(22,289)

Total investment securities in an unrealized loss position	$341,817	$(1,120)	$1,573,854	$(48,991)	163	$1,915,671	$(50,111)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$149,894	$(1,713)	$9,011	$(155)	15	$158,905	$(1,868)
Agency MBS	616,286	(29,537)	279,680	(18,161)	88	895,966	(47,698)
Agency CMBS	70,977	(782)	—	—	3	70,977	(782)
CMBS	52,340	(996)	—	—	7	52,340	(996)
Pooled trust preferred securities	—	—	11,141	(3,410)	2	11,141	(3,410)
Single issuer trust preferred securities	3,777	(381)	31,158	(6,491)	8	34,935	(6,872)
Total available-for-sale in an unrealized loss position	$893,274	$(33,409)	$330,990	$(28,217)	123	$1,224,264	$(61,626)
Held-to-maturity:
Agency CMO	$53,789	$(1,009)	$—	$—	4	$53,789	$(1,009)
Agency MBS	1,045,693	(42,181)	170,780	(11,007)	94	1,216,473	(53,188)
Agency CMBS	90,218	(818)	—	—	4	90,218	(818)
Municipal bonds and notes	46,587	(1,193)	2,166	(35)	51	48,753	(1,228)
CMBS	106,527	(4,059)	14,832	(916)	11	121,359	(4,975)
Total held-to-maturity in an unrealized loss position	$1,342,814	$(49,260)	$187,778	$(11,958)	164	$1,530,592	$(61,218)

Total investment securities in an unrealized loss position	$2,236,088	$(82,669)	$518,768	$(40,175)	287	$2,754,856	$(122,844)

Available-for-Sale Securities
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were other-than-temporarily impaired at June 30, 2014. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMO) – There were $0.7 million in unrealized losses in the Company’s investment in agency CMOs at June 30, 2014 compared to $1.9 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Agency mortgage-backed securities (MBS) – There were $20.6 million in unrealized losses in the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2014, compared to $47.7 million at December 31, 2013. The decrease in unrealized losses was primarily due to lower market rates which resulted in higher security prices since December 31, 2013. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Agency commercial mortgage-backed securities (ACMBS) - There were $0.1 million in unrealized losses in the Company's investment in commercial mortgage-backed securities issued by government agencies at June 30, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Commercial mortgage-backed securities (CMBS) – The unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies decreased to $24 thousand at June 30, 2014, from $1.0 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Collateralized loan obligations (CLO) – There were no unrealized losses on the Company’s investment in collateralized loan obligations at June 30, 2014 or December 31, 2013. The Company continues to recognize the full write down of CLO positions to market value based if they meet the definition of a covered fund under the Volcker Rule effective December 10, 2013.
Pooled trust preferred securities – This portfolio consists of two non-investment grade pooled trust preferred securities containing primarily bank collateral. The unrealized losses in the Company's investment in pooled trust preferred securities were $3.2 million at June 30, 2014, a decrease of $0.2 million from $3.4 million at December 31, 2013. The decrease in unrealized loss is related to an improvement in pricing driven by tighter credit spreads, improved collateral performance, ratings and higher forward LIBOR rates. An internal model is used to value the pooled trust preferred securities as similar rated holdings continue to reflect an inactive market. The Company employs an internal valuation model for projection of future cash flows and discounting those cash flows to a net present value. Based on the valuation analysis, the Company does not consider the remaining two securities with unrealized losses to be other-than-temporarily impaired at June 30, 2014.

The following table summarizes information that was also considered by management in its overall OTTI evaluation of the Pooled Trust Preferred Securities portfolio at or for the three months ended June 30, 2014:

(Dollars in thousands)	Amortized Cost (1)	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2014 (2)	Total OTTI through June 30, 2014	% of Performing Bank Issuers	Deferrals/ Defaults (As a % of Current Collateral)
Deal Name:
Security K	$7,468	$(1,246)	$6,222	CCC	$(2,040)	75.0%	29.3%
Security M	7,083	(1,970)	5,113	D	(4,926)	65.2%	32.6%
Pooled trust preferred securities	$14,551	$(3,216)	$11,335		$(6,966)

(1)	For the securities previously deemed impaired, the amortized cost is reflective of previous OTTI recognized in earnings.

(2)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.
Single issuer trust preferred securities - The unrealized losses in the Company's investment in single issuer trust preferred securities were $3.1 million at June 30, 2014, a decrease of $3.7 million from $6.9 million at December 31, 2013. Unrealized losses decreased due to lower market spreads which resulted in higher prices since December 31, 2013. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. Based on the review of the qualitative and quantitative factors presented above, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
The following table summarizes the lowest credit rating information that was considered by management in evaluating OTTI for the Single Issuer Trust Preferred Securities portfolio at or for the three months ended June 30, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Ratings as of June 30, 2014 (1)
Deal Name:
Security B	$6,951	$—	$(576)	$6,375	BB
Security C	8,738	—	(392)	8,346	BBB
Security E	11,843	78	(569)	11,352	BBB
Security F	14,360	—	(1,600)	12,760	BBB
Single issuer trust preferred securities	$41,892	$78	$(3,137)	$38,833

(1)	The Company utilized credit ratings provided by Moody’s and S&P in its evaluation of issuers.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at June 30, 2014 and December 31, 2013. These securities are currently performing as expected at June 30, 2014.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at June 30, 2014 and December 31, 2013. This portfolio consists primarily of investments in the common stock of small capitalization financial institutions based in New England. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions, and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles, and related trends to determine a reasonable recovery period. The Company evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. These securities are currently performing as expected at June 30, 2014.
Available-for-Sale - Impairment
On December 10, 2013, Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or have an ownership interest in transactions with Covered Funds. Under the final rule, a Covered Fund includes investments such as certain CLO and CDO investments that are permitted to hold collateral other than loans. In accordance with GAAP, OTTI is immediately triggered if it becomes more likely than not that a company would be required to divest of a security with a current unrealized loss before achieving full recovery of cost. Unlike credit-driven OTTI, when only the credit portion of the impairment is charged against earnings, a required divestiture situation requires a full write-down to market value in the current period. Refer to Supervision and Regulation and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections in the Company's 2013 Form 10-K for further information on the Volcker Rule.

The Company anticipates it is more likely than not that it will be required to divest its Covered Fund investments in accordance with the conformance period defined in the Final Rule. Non-Volcker compliant CDOs were sold during the quarter ended March 31, 2014. Certain non-Volcker compliant CLO investments, as of June 30, 2014, were in an unrealized loss position prior to other-than-temporary impairment, which was primarily attributable to increased market spreads since time of purchase. See OTTI Summary section below.
Held-to-Maturity Securities
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at June 30, 2014. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost. There were no significant credit downgrades on held-to-maturity securities during the period ended June 30, 2014.
Agency CMOs – There were unrealized losses of $0.5 million on the Company’s investment in agency CMOs at June 30, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Agency mortgage-backed securities – There were unrealized losses on the Company’s investment in residential mortgage-backed securities issued by government agencies of $19.9 million at June 30, 2014, compared to $53.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Agency commercial mortgage-backed securities - There were unrealized losses on the Company’s investment in commercial mortgage-backed securities issued by government agencies of $0.2 million at June 30, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Municipal bonds and notes – There were unrealized losses of $71 thousand on the Company’s investment in municipal bonds and notes at June 30, 2014 compared to $1.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The municipal portfolio is primarily comprised of bank qualified bonds, over 99.3% with credit ratings of A or better. In addition, the portfolio is comprised of 86.1% general obligation bonds, 13.4% revenue bonds, and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Commercial mortgage-backed securities – There were unrealized losses of $1.6 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at June 30, 2014 compared to $5.0 million unrealized losses at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher prices since December 31, 2013. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.
Private Label MBS - There were no unrealized losses on the Company's investment in private label residential mortgage-backed securities issued by entities other than government agencies at June 30, 2014 and December 31, 2013. These securities are currently performing as expected at June 30, 2014.
OTTI Summary
There were additions to OTTI of $73 thousand and $161 thousand for the three and six months ended June 30, 2014, respectively, and no additions for the three and six months ended June 30, 2013. The cumulative OTTI related to previously impaired securities was reduced due to the sale of four trust preferred securities during the first quarter of 2014. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

The following is a roll forward of the amount of OTTI related to debt securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance of OTTI, beginning of period	$9,665	$10,460	$16,633	$10,460
Reduction for securities sold	—	—	(7,056)	—
Additions for OTTI not previously recognized	73	—	161	—
Balance of OTTI, end of period	$9,738	$10,460	$9,738	$10,460
The following table summarizes the proceeds from the sale of available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Agency MBS	$—	$—	$—	$11,771
CMBS	—	24,750	—	24,750
CLOs	—	—	—	—
Pooled trust preferred securities	—	—	21,695	—
Proceeds from sales of available-for-sale securities	$—	$24,750	$21,695	$36,521
The following table summarizes the impact of realized gains and losses from the sale of available-for-sale securities and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Three months ended June 30,
	2014				2013
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Agency MBS	$—	$—	$—	$—	$—	$—	$—	$—
CMBS	—	—	—	—	333	—	—	333
CLOs	—	—	(73)	(73)	—	—	—	—
Pooled trust preferred securities	—	—	—	—	—	—	—	—
Total (loss) gain	$—	$—	$(73)	$(73)	$333	$—	$—	$333

	Six months ended June 30,
	2014				2013
(In thousands)	Gains	Losses	OTTI Charges	Net	Gains	Losses	OTTI Charges	Net
Agency MBS	$—	$—	$—	$—	$106	$—	$—	$106
CMBS	—	—	—	—	333	—	—	333
CLOs	—	—	(161)	(161)	—	—	—	—
Pooled trust preferred securities	4,336	—	—	4,336	—	—	—	—
Total gain (loss)	$4,336	$—	$(161)	$4,175	$439	$—	$—	$439

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At June 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$141,158	$51,480	$44,067	$104,038	$166	$340,909
Collectively evaluated for impairment	3,235,181	2,505,617	3,571,110	3,196,014	464,782	12,972,704
Recorded investment in loans and leases	3,376,339	2,557,097	3,615,177	3,300,052	464,948	13,313,613
Less: Accrued interest	10,248	7,789	12,035	8,161	—	38,233
Loans and leases	$3,366,091	$2,549,308	$3,603,142	$3,291,891	$464,948	$13,275,380

	At December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,871	$52,179	$52,199	$105,046	$210	$352,505
Collectively evaluated for impairment	3,228,688	2,492,353	3,241,045	2,961,378	460,240	12,383,704
Recorded investment in loans and leases	3,371,559	2,544,532	3,293,244	3,066,424	460,450	12,736,209
Less: Accrued interest	10,134	7,844	10,393	8,062	—	36,433
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both June 30, 2014 and December 31, 2013.

(2)	Loans and leases include net deferred fees and unamortized premiums of $12.6 million and $13.3 million at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014, the Company had pledged $5.4 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.

Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At June 30, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:
1-4 family (1)	$11,721	$6,379	$—	$68,056	$86,156	$3,231,294	$3,317,450
Construction	2	—	—	499	501	58,326	58,827
Consumer:
Home equity (1)	13,655	4,950	—	36,395	55,000	2,324,204	2,379,204
Liquidating-home equity	1,610	536	—	5,500	7,646	93,072	100,718
Other consumer	445	180	—	204	829	76,408	77,237
Commercial:
Commercial non-mortgage	1,287	3,807	189	14,184	19,467	2,969,417	2,988,884
Asset-based	—	—	—	—	—	626,293	626,293
Commercial real estate:
Commercial real estate	1,001	646	968	15,134	17,749	3,083,914	3,101,663
Commercial construction	—	—	—	3,919	3,919	194,470	198,389
Equipment financing	217	73	—	863	1,153	463,795	464,948
Total	$29,938	$16,571	$1,157	$144,754	$192,420	$13,121,193	$13,313,613

(1)
A total of $17.6 million residential and consumer loans was reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

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
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2014 and 2013, had the loans and leases been current in accordance with their original terms, totaled $3.0 million and $6.3 million and $5.7 million and $8.6 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the three months ended June 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$19,419	$35,289	$53,110	$31,130	$3,889	$10,763	$153,600
Provision (benefit) charged to expense	968	2,662	1,086	3,392	1,273	(131)	9,250
Losses charged off	(1,840)	(5,286)	(3,685)	(447)	(20)	—	(11,278)
Recoveries	507	1,202	1,121	69	397	—	3,296
Balance, end of period	$19,054	$33,867	$51,632	$34,144	$5,539	$10,632	$154,868
Individually evaluated for impairment	$11,258	$4,065	$1,947	$3,084	$7	$—	$20,361
Collectively evaluated for impairment	$7,796	$29,802	$49,685	$31,060	$5,532	$10,632	$134,507

	At or for the three months ended June 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$27,891	$50,369	$44,050	$30,894	$3,636	$11,000	$167,840
Provision (benefit) charged to expense	657	4,360	4,895	(479)	(933)	—	8,500
Losses charged off	(2,112)	(7,331)	(6,156)	(2,510)	(4)	—	(18,113)
Recoveries	440	2,261	1,058	552	904	—	5,215
Balance, end of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Individually evaluated for impairment	$14,010	$3,506	$880	$3,522	$—	$—	$21,918
Collectively evaluated for impairment	$12,866	$46,153	$42,967	$24,935	$3,603	$11,000	$141,524

	At or for the six months ended June 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Provision (benefit) charged to expense	705	2,173	8,665	6,565	451	(309)	18,250
Losses charged off	(2,998)	(10,172)	(6,833)	(2,852)	(20)	—	(22,875)
Recoveries	767	2,315	2,094	548	1,196	—	6,920
Balance, end of period	$19,054	$33,867	$51,632	$34,144	$5,539	$10,632	$154,868
Individually evaluated for impairment	$11,258	$4,065	$1,947	$3,084	$7	$—	$20,361
Collectively evaluated for impairment	$7,796	$29,802	$49,685	$31,060	$5,532	$10,632	$134,507

	At or for the six months ended June 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,760	9,060	5,119	3,100	(2,039)	(1,000)	16,000
Losses charged off	(5,048)	(17,738)	(10,495)	(6,270)	(91)	—	(39,642)
Recoveries	690	4,083	2,657	793	1,732	—	9,955
Balance, end of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Individually evaluated for impairment	$14,010	$3,506	$880	$3,522	$—	$—	$21,918
Collectively evaluated for impairment	$12,866	$46,153	$42,967	$24,935	$3,603	$11,000	$141,524

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At June 30, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$156,185	$141,156	$24,098	$117,058	$11,258
Construction	446	2	2	—	—
Consumer:
Home equity	51,597	45,147	23,222	21,925	3,480
Liquidating-home equity	8,020	6,333	3,659	2,674	585
Commercial:
Commercial non-mortgage	50,970	44,067	17,736	26,331	1,947
Commercial real estate:
Commercial real estate	93,791	91,652	37,451	54,201	3,009
Commercial construction	9,439	8,232	3,438	4,794	75
Equipment financing	165	166	—	166	7
Totals:
Residential	156,631	141,158	24,100	117,058	11,258
Consumer	59,617	51,480	26,881	24,599	4,065
Commercial	50,970	44,067	17,736	26,331	1,947
Commercial real estate	103,230	99,884	40,889	58,995	3,084
Equipment financing	165	166	—	166	7
Total	$370,613	$336,755	$109,606	$227,149	$20,361

	At December 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$157,915	$142,869	$23,987	$118,882	$10,534
Construction	446	2	1	1	—
Consumer:
Home equity	54,991	45,577	23,622	21,955	3,926
Liquidating-home equity	8,895	6,602	3,701	2,901	669
Commercial:
Commercial non-mortgage	59,279	52,199	23,138	29,061	1,878
Commercial real estate:
Commercial real estate	95,013	90,976	42,774	48,202	3,444
Commercial construction	11,725	10,625	10,625	—	—
Equipment financing	249	210	210	—	—
Totals:
Residential	158,361	142,871	23,988	118,883	10,534
Consumer	63,886	52,179	27,323	24,856	4,595
Commercial	59,279	52,199	23,138	29,061	1,878
Commercial real estate	106,738	101,601	53,399	48,202	3,444
Equipment financing	249	210	210	—	—
Total	$388,513	$349,060	$128,058	$221,002	$20,451

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	June 30, 2014	Three months ended June 30, 2014		Six months ended June 30, 2014		June 30, 2013	Three months ended June 30, 2013		Six months ended June 30, 2013
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Accrued Interest Income	Cash Basis Interest Income
Residential:
1-4 family	$142,013	$1,146	$283	$2,338	$607	$146,088	$1,085	$478	$2,081	$956
Construction	2	—	—	—	—	261	—	—	2	—
Consumer:
Home equity	45,362	310	237	628	500	47,794	221	357	422	727
Liquidating-home equity	6,468	48	62	100	123	6,957	37	81	75	161
Commercial:
Commercial non-mortgage	48,133	542	—	1,170	—	66,415	685	—	1,393	—
Commercial real estate:
Commercial real estate	91,314	851	—	1,652	—	130,631	1,165	—	2,566	—
Commercial construction	9,429	59	—	141	—	19,993	162	—	321	—
Equipment financing	188	3	—	6	—	1,811	(7)	—	—	—
Totals:
Residential	142,015	1,146	283	2,338	607	146,349	1,085	478	2,083	956
Consumer	51,830	358	299	728	623	54,751	258	438	497	889
Commercial	48,133	542	—	1,170	—	66,415	685	—	1,393	—
Commercial real estate	100,743	910	—	1,793	—	150,624	1,327	—	2,887	—
Equipment financing	188	3	—	6	—	1,811	(7)	—	13	—
Total	$342,909	$2,959	$582	$6,035	$1,230	$419,950	$3,348	$916	$6,873	$1,845
Credit Risk Management. The Company has certain credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and reviews reports related to loan production, loan quality, concentration of delinquencies, and non-performing and potential problem loans.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants that conduct business at the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third-party professionals and the internal staff.

To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and Risk Management personnel. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage (QM) and non-QM loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures, and underwriting guidelines that include ability-to-repay standards.
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlooks, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. All criticized loans undergo frequent review and enhanced monitoring of the underlying borrower.
A “Special Mention” (7) credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated “Doubtful” (9) has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “Loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2014	At December 31, 2013	At June 30, 2014	At December 31, 2013	At June 30, 2014	At December 31, 2013
(1) - (6) Pass	$3,416,031	$3,091,154	$3,168,118	$2,947,116	$444,401	$437,033
(7) Special Mention	60,658	87,451	18,965	20,901	1,362	7,979
(8) Substandard	138,137	114,199	112,394	97,822	19,185	15,438
(9) Doubtful	351	440	575	585	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,615,177	$3,293,244	$3,300,052	$3,066,424	$464,948	$460,450
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

Troubled Debt Restructurings. The following table summarizes information for TDRs:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$238,411	$238,926
Non-accrual status (1)	86,800	102,972
Total recorded investment of TDRs	$325,211	$341,898
Accruing TDRs performing under modified terms more than one year	67.5%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,802	$20,360
Additional funds committed to borrowers in TDR status	1,381	1,262

(1)
A total of $17.6 million residential and consumer loans was reclassified from non-accrual to accrual status in the three months ended March 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

For the three and six months ended June 30, 2014 and 2013, Webster charged off $2.0 million and $8.1 million and $9.0 million and $14.1 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following table provides information on loans and leases modified as TDRs:

	Three months ended June 30,
	2014				2013
	Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification		Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification
(Dollars in thousands)			Recorded Investment	Coupon Rate			Recorded Investment	Coupon Rate
Residential:
1-4 family	19	$2,634	$2,634	3.7%	40	$7,845	$7,845	3.9%
Consumer:
Home equity	17	802	802	4.4	28	1,581	1,581	4.3
Liquidating-home equity	1	66	66	3.0	4	345	345	4.4
Commercial:
Commercial non-mortgage	12	7,114	7,114	5.3	7	7,300	7,300	7.4
Commercial real estate:
Commercial real estate	—	—	—	—	1	38	38	4.5
Total	49	$10,616	$10,616	4.8%	80	$17,109	$17,109	5.4%

	Six months ended June 30,
	2014				2013
	Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification		Number of Loans and Leases	Pre- Modification Recorded Investment	Post-Modification
(Dollars in thousands)			Recorded Investment	Coupon Rate			Recorded Investment	Coupon Rate
Residential:
1-4 family	45	$8,233	$8,233	4.3%	72	$14,258	$14,258	3.9%
Construction	—	—		—
Consumer:
Home equity	57	2,960	2,960	4.6	65	3,978	3,978	4.2
Liquidating-home equity	2	128	128	4.0	9	434	434	5.0
Commercial:
Commercial non-mortgage	21	7,559	7,559	5.4	10	8,188	8,188	7.1
Commercial real estate:
Commercial real estate	—	—	—	—	3	11,713	11,713	2.7
Total	125	$18,880	$18,880	4.8%	161	$38,760	$38,760	4.3%
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on how loans and leases were modified as TDRs:

	Three months ended June 30,
	2014				2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other
Residential:
1-4 family	$1,102	$118	$658	$756	$1,615	$493	$2,722	$3,015
Consumer:
Home equity	298	—	47	457	467	—	133	981
Liquidating-home equity	—	—	—	66	80	—	—	265
Commercial:
Commercial non-mortgage	302	25	391	6,396	7,018	—	282	—
Commercial real estate:
Commercial real estate	—	—	—	—	38	—	—	—
Total	$1,702	$143	$1,096	$7,675	$9,218	$493	$3,137	$4,261

	Six months ended June 30,
	2014				2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Other
Residential:
1-4 family	$1,808	$345	$3,247	$2,833	$2,520	$1,234	$6,071	$4,433
Consumer:
Home equity	768	51	302	1,839	575	154	1,217	2,032
Liquidating-home equity	—	—	—	128	80	—	—	354
Commercial:
Commercial non-mortgage	356	25	632	6,546	7,520	—	629	39
Commercial real estate:
Commercial real estate	—	—	—	—	38	—	11,675	—
Commercial construction	—	—	—	—	189	—	—	—
Total	$2,932	$421	$4,181	$11,346	$10,922	$1,388	$19,592	$6,858

The Company’s loan and lease portfolio at June 30, 2014 included six loans with an A Note/B Note structure, with a combined recorded investment of $24.7 million. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes totaling $10.4 million. TDR classification has been removed from two A Notes with a recorded investment of $4.0 million, as the borrowers have passed the minimum compliance with the modified terms requirements. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The A Notes are paying under the terms of the modified loan agreements. All six A Notes are on accrual status, as the borrowers are paying under the terms of the loan agreements prior to and subsequent to the modification.

The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	2	$977	3	$622	6	$1,204	5	$989
Consumer:
Home equity	—	—	—	—	4	218	3	38
Liquidating-home equity	—	—	2	81	—	—	2	81
Commercial:
Commercial non-mortgage	1	46	—	—	2	91	—	—
Commercial real estate:
Commercial real estate	—	—	1	2,561	—	—	1	2,561
Total	3	$1,023	6	$3,264	12	$1,513	11	$3,669
The recorded investment in commercial, commercial real estate, and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2014	At December 31, 2013
(1) - (6) Pass	$47,639	$55,973
(7) Special Mention	—	—
(8) Substandard	84,529	90,461
(9) Doubtful	405	414
(10) Loss	—	—
Total	$132,573	$146,848

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
With the exception of servicing rights and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and limited to customary market representations and warranties covering certain characteristics of the mortgage loans sold and the Company's origination process, which the Company makes in the sale agreements. The Company may be required to repurchase a loan in the event of certain breaches of these representations and warranties or in the event of default of the borrower within 90 days of sale. The gain or loss on loans sold depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets, and is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.

A reserve for loan repurchases provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve reflects management’s monthly evaluation of loss experience and the quality of loan originations. It also reflects management’s expectation of losses from repurchase requests for which management has not yet been notified. Factors considered in the evaluation process for establishing the reserves include the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. While management uses its best judgment and information available, the adequacy of this reserve is dependent upon factors outside the Company’s control including the performance of loans sold and the quality of the servicing provided by the acquirer. The provision recorded at the time of loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,901	$2,094	$2,254	$2,617
(Benefit) provision	(213)	557	(523)	1,015
Loss on repurchased loans and settlements	(113)	(3)	(156)	(984)
Ending balance	$1,575	$2,648	$1,575	$2,648
The following table provides detail of activity related to loan sales:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$56,576	$223,588	$122,219	$457,638
Net gain on sale included as mortgage banking activities	513	6,539	1,288	13,234
Loans sold with servicing rights retained	52,329	210,074	114,933	430,267

Commercial loans:
Proceeds from the sale of loans held for sale	—	2,349	—	12,685
Net loss on sale included as mortgage banking activities	—	(651)	—	(315)
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.4 billion at both June 30, 2014 and December 31, 2013, resulting in mortgage servicing assets of $19.8 million at June 30, 2014 and $21.0 million at December 31, 2013, which are carried at the lower of cost or fair value. See Note 14 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.8 million and $0.7 million and $2.1 million for the three and six months ended June 30, 2014 and 2013, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

NOTE 5: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated to the segments:

(In thousands)	At June 30, 2014	At December 31, 2013
Segment:
Community Banking	$516,560	$516,560
Other	13,327	13,327
Goodwill	$529,887	$529,887
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
There was no impairment indicated as a result of the Step 1 test performed as of August 31, 2013. Key changes in the market and our operations were monitored from our impairment test date of August 31, 2013 to June 30, 2014, in order to determine if circumstances necessitating further testing for impairment were evident. No such changes were evident that would require reassessment of the carrying value of goodwill.
The gross carrying amount and accumulated amortization of other intangible assets (core deposits) allocated to the business segments are as follows:

	At June 30, 2014			At December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking	$49,420	$(45,905)	$3,515	$49,420	$(44,069)	$5,351
Amortization of intangible assets for the three and six months ended June 30, 2014 and 2013, totaled $0.7 million and $1.8 million and $1.2 million and $2.5 million, respectively. Future estimated annual amortization expense is summarized below:

(In thousands)
Years ending December 31:
Remainder of 2014	$848
2015	1,524
2016	1,143

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2014	At December 31, 2013
Non-interest-bearing:
Demand	$3,249,996	$3,128,152
Interest-bearing:
Checking	2,073,652	1,934,291
Health savings accounts	1,754,986	1,533,310
Money market	1,844,014	2,167,593
Savings	3,973,109	3,863,930
Time deposits	2,307,088	2,227,144
Total interest-bearing	11,952,849	11,726,268
Total deposits	$15,202,845	$14,854,420

Demand deposit overdrafts reclassified as loan balances	$1,186	$1,455
At June 30, 2014, the scheduled maturities of time deposits are as follows:

(In thousands)	Years ending December 31:
2014	$755,522
2015	800,457
2016	263,690
2017	96,570
2018	146,359
Thereafter	244,490
Time deposits	$2,307,088
The following table presents additional information about the Company’s brokered deposits:

(In thousands)	At June 30, 2014	At December 31, 2013
Interest-bearing checking obtained through brokers	$56,778	$57,817
Time deposits obtained through brokers	278,080	148,117
Total brokered deposits	$334,858	$205,934

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At June 30, 2014	At December 31, 2013
Securities sold under agreements to repurchase:
Original maturity of one year or less	$459,259	$359,662
Original maturity of greater than one year, non-callable	550,000	550,000
Callable at the option of the counterparty (1)	—	100,000
	1,009,259	1,009,662
Other borrowings:
Federal funds purchased	392,000	322,000
Securities sold under agreements to repurchase and other borrowings	$1,401,259	$1,331,662

(1)
There are $100 million of securities sold under agreements to repurchase that had callable options for June 23, 2014 and were classified as callable at the option of the counterparty at December 31, 2013. The callable options were not exercised as of the call date and were reclassified as original maturity of greater than one year, non-callable at June 30, 2014.

Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Repurchase agreements with dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. At June 30, 2014, the Company has a gross repurchase agreement liability of $1.0 billion.
NOTE 8: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$1,715,000	0.22%	$1,550,000	0.25%
After 1 but within 2 years	45,934	2.49	—	—
After 2 but within 3 years	100,000	1.48	145,934	1.80
After 3 but within 4 years	50,500	1.10	500	5.66
After 4 but within 5 years	150,000	1.46	200,000	1.36
After 5 years	155,841	1.23	155,926	1.25
	2,217,275	0.50%	2,052,360	0.54%
Unamortized premiums	49		61
Federal Home Loan Bank advances	$2,217,324		$2,052,421
At June 30, 2014, Webster Bank had pledged loans with an aggregate carrying value of $5.0 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.1 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.8 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At June 30, 2014 and December 31, 2013, Webster Bank was in compliance with FHLB collateral requirements.

NOTE 9: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2014	At December 31, 2013
4.375%	senior fixed-rate notes due 2024 (1)	$150,000	$—
5.125%	senior fixed-rate notes due 2014	—	150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due 2033 (2)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount, net (3)		(1,142)	(21)
Hedge accounting adjustments (3)		—	1,066
Long-term debt		$226,178	$228,365

(1)
On February 11, 2014, Webster completed an underwritten public offering of $150.0 million aggregate principal amount of 4.375% senior notes maturing February 15, 2024. Webster received net proceeds of $148.0 million from the public offering

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.182% at June 30, 2014 and 3.194% at December 31, 2013

(3)	Related to senior fixed-rate notes due 2024 at June 30, 2014 and senior fixed-rate notes due 2014 at December 31, 2013

NOTE 10: Other Comprehensive Income
The following tables summarize the changes in accumulated other comprehensive income (loss) by component:

	Three months ended June 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$5,505	$(21,932)	$(27,264)	$(43,691)
Other comprehensive income (loss) before reclassifications	15,704	(3,876)	468	12,296
Amounts reclassified from accumulated other comprehensive income (loss)	47	1,358	(5)	1,400
Net current-period other comprehensive income (loss), net of tax	15,751	(2,518)	463	13,696
Ending balance	$21,256	$(24,450)	$(26,801)	$(29,995)

	Three months ended June 30, 2013
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$41,191	$(25,961)	$(46,141)	$(30,911)
Other comprehensive (loss) income before reclassifications	(38,248)	1,581	572	(36,095)
Amounts reclassified from accumulated other comprehensive (loss) income	(214)	1,508	573	1,867
Net current-period other comprehensive (loss) income, net of tax	(38,462)	3,089	1,145	(34,228)
Ending balance	$2,729	$(22,872)	$(44,996)	$(65,139)

	Six months ended June 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	26,553	(9,027)	935	18,461
Amounts reclassified from accumulated other comprehensive (loss) income	(2,680)	2,783	(10)	93
Net current-period other comprehensive income (loss), net of tax	23,873	(6,244)	925	18,554
Ending balance	$21,256	$(24,450)	$(26,801)	$(29,995)

	Six months ended June 30, 2013
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$42,741	$(27,902)	$(47,105)	$(32,266)
Other comprehensive (loss) income before reclassifications	(39,730)	1,880	1,056	(36,794)
Amounts reclassified from accumulated other comprehensive (loss) income	(282)	3,150	1,053	3,921
Net current-period other comprehensive (loss) income, net of tax	(40,012)	5,030	2,109	(32,873)
Ending balance	$2,729	$(22,872)	$(44,996)	$(65,139)

The following tables summarize the reclassifications out of accumulated other comprehensive income (loss):

	Three months ended June 30,
	2014	2013
Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Associated Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains on available-for-sale securities	$—	$333	Net gain on sale of investment securities
Unrealized gains on available-for-sale securities	(73)	—	Impairment loss recognized in earnings
Tax benefit (expense)	26	(119)	Income tax expense
Net of tax	$(47)	$214
Derivative instruments:
Cash flow hedges	$(2,115)	$(2,349)	Total interest expense
Tax benefit	757	841	Income tax expense
Net of tax	$(1,358)	$(1,508)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$26	$(875)	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax (expense) benefit	(3)	320	Income tax expense
Net of tax	$5	$(573)

	Six months ended June 30,
	2014	2013
Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Associated Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains (losses) on available-for-sale securities	$4,336	$439	Net gain on sale of investment securities
Unrealized gains (losses) on available-for-sale securities	(161)	—	Impairment loss recognized in earnings
Tax expense	(1,495)	(157)	Income tax expense
Net of tax	$2,680	$282
Derivative instruments:
Cash flow hedges	$(4,336)	$(4,907)	Total interest expense
Tax benefit	1,553	1,757	Income tax expense
Net of tax	$(2,783)	$(3,150)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$52	$(1,604)	Compensation and benefits
Prior service costs	(36)	(36)	Compensation and benefits
Tax (expense) benefit	(6)	587	Income tax expense
Net of tax	$10	$(1,053)

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
As defined in the regulations, the Total risk-based and Tier 1 capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk-weight category, and certain off-balance sheet items, primarily loan commitments. As defined in the regulations, the Tier 1 leverage capital ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting, and other factors.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Capital		Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014
Webster Financial Corporation
Total risk-based capital	$2,026,230	14.1%	$1,150,525	8.0%	$1,438,156	10.0%
Tier 1 capital	1,865,999	13.0	575,262	4.0	862,894	6.0
Tier 1 leverage capital	1,865,999	9.0	828,312	4.0	1,035,390	5.0
Webster Bank, N.A.
Total risk-based capital	$1,876,692	13.1%	$1,148,263	8.0%	$1,435,329	10.0%
Tier 1 capital	1,717,075	12.0	574,132	4.0	861,198	6.0
Tier 1 leverage capital	1,717,075	8.3	827,260	4.0	1,034,074	5.0
At December 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,965,171	14.2%	$1,106,203	8.0%	$1,382,754	10.0%
Tier 1 capital	1,807,642	13.1	553,101	4.0	829,652	6.0
Tier 1 leverage capital	1,807,642	9.0	801,535	4.0	1,001,919	5.0
Webster Bank, N.A.
Total risk-based capital	$1,815,423	13.2%	$1,104,200	8.0%	$1,380,250	10.0%
Tier 1 capital	1,658,466	12.0	552,100	4.0	828,150	6.0
Tier 1 leverage capital	1,658,466	8.3	800,063	4.0	1,000,079	5.0
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
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $50.0 million during both of the six month periods ended June 30, 2014 and 2013.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE of which the Company is not the primary beneficiary and, therefore, is not consolidated. At June 30, 2014 and December 31, 2013, $75.0 million of trust preferred securities have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$45,217	$43,734	$93,001	$82,965
Less: Dividends to participating shares	(74)	(56)	(122)	(88)
Income allocated to participating shares	(113)	(129)	(237)	(247)
Net income allocated to common shareholders	$45,030	$43,549	$92,642	$82,630

Shares:
Weighted-average common shares outstanding - basic	89,776	89,645	89,831	87,585
Effect of dilutive securities:
Stock options and restricted stock	471	290	479	308
Warrants - Series A1 and A2	—	—	—	1,917
Warrants - other	281	152	274	143
Weighted-average common shares outstanding - diluted	90,528	90,087	90,584	89,953

Earnings per common share:
Basic	$0.50	$0.49	$1.03	$0.94
Diluted	0.50	0.48	1.02	0.92
Stock Options
Options to purchase 0.8 million shares for both the three and six months ended June 30, 2014, respectively, and 1.6 million shares for the three and six months ended June 30, 2013, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 183 thousand shares and 185 thousand shares for the three and six months ended June 30, 2014, respectively, and 254 thousand shares and 253 thousand shares for the three and six months ended June 30, 2013, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods presented.
Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment were exchanged in a cashless exercise on March 22, 2013. The weighted-average dilutive effect of these warrants prior to the exchange is included in the calculation of diluted earnings per share for the six months ended June 30, 2013 because the exercise price of the warrants was less than the average market price of Webster's common stock for the respective periods presented.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both June 30, 2014 and 2013. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods presented.
Series A Preferred Stock
The Series A Preferred Stock represents potential issuable common stock at June 30, 2014 and 2013. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

NOTE 13: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Cash flow or fair value hedge designation, for accounting, depends on the specific risk being hedged. Webster uses fair value hedges to mitigate changes in fair values due to fixed rates or prices, while changes in cash flows due to variable rates or prices may be reduced or eliminated by cash flow hedges.
Cash Flow Hedges of Interest Rate Risk
Webster’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow. The change in fair value of interest rate swaps and caps is recorded in accumulated other comprehensive income ("AOCI") during the term of the cash flow hedge.
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
The table below presents information for Webster's forward-settle interest rate swaps, which are structured as pay fixed-receive 1-month LIBOR, outstanding at June 30, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Trade Date	Effective Date	Maturity Date	Debt Issuance Expected

2	$50,000	August 2013 and September 2013	June 30, 2014	June 30, 2019	April 2014 - March 2015
4	$100,000	October 2013 and November 2013	October 16, 2014 and November 18, 2014	October 16, 2019 and November 18, 2019	July 2014 - May 2015
2	$50,000	January 2014	January 31, 2015	January 31, 2020	October 2014 - July 2015
2	$50,000	April 2014 and May 2014	June 16, 2015	June 16, 2020	March 2015 - December 2015
Webster uses interest rate swaps and caps to protect the Company from exposure to variability in cash flows relating to interest payments on floating-rate funding instruments. The swaps and caps are structured to offset fluctuations in interest rates on floating-rate debt during the life of the funding instrument.
The table below presents information for Webster's interest rate swaps and caps outstanding at June 30, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Instrument Type	Trade Date	Strike Rate Indexed to 3-Month LIBOR	Hedged Debt	Maturity Date

6	$150,000	Cap	April 2013, January 2014, February 2014, April 2014	3.0%	$150 million 3-month LIBOR indexed floating-rate FHLB advance	December 2021
3	$75,000	Swap	June 2014	-	$75 million 28 day rolling FHLB advance for a 5 year term	July 2019 and August 2019

The table below presents the notional amount and fair value for Webster’s interest rate derivatives designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets:

		At June 30, 2014			At December 31, 2013
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Fair Value	# of Instruments	Notional Amount	Fair Value
Forward-settle interest rate swap	Other assets	—	$—	$—	8	$200,000	$3,027
Forward-settle interest rate swap	Other liabilities	13	325,000	(4,556)	5	125,000	(622)
Interest rate cap	Other assets	6	150,000	6,512	2	50,000	3,554
AOCI related to cash flow hedges
The changes in fair value of derivatives designated as cash flow hedges are recorded in AOCI. These amounts are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At June 30, 2014, the change in fair value resulted in a $6.5 million gain. An unamortized premium balance of $8.0 million will be reclassified to interest expense over the term of the cap according to a predetermined cap value schedule. Over the next twelve months, the Company estimates that $3.7 million will be reclassified from AOCI as an increase to interest expense.
Webster records swap gains and losses related to forward-settle terminations in AOCI with the amortization impacting earnings over the respective term of the associated debt instruments. Hedge ineffectiveness amounted to a loss of $107 thousand for the three and six months ended June 30, 2014, and for the three and six months ended June 30, 2013, there was no hedge ineffectiveness. At June 30, 2014, the remaining unamortized loss on the termination of cash flow hedges is $32.0 million. Over the next twelve months, the Company estimates that $7.4 million will be reclassified from AOCI as an increase to interest expense.
The increase/(reduction) to interest expense on borrowings related to cash flow hedges is presented below:

	Three months ended June 30,
	2014		2013
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$—	$1,352	$118	$1,519
Interest rate swaps on senior fixed-rate notes	—	77	—	—
Interest rate swaps on junior subordinated debt	—	—	—	—
Interest rate swaps on repurchase agreements	—	673	—	830
Interest rate swaps on brokered CDs	—	13	—	—
Net increase to interest expense on borrowings	$—	$2,115	$118	$2,349

	Six months ended June 30,
	2014		2013
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$—	$2,705	$498	$3,251
Interest rate swaps on senior fixed-rate notes	—	115	—	—
Interest rate swaps on junior subordinated debt	—	—	—	(3)
Interest rate swaps on repurchase agreements	—	1,503	—	1,660
Interest rate swaps on brokered CDs	—	13	—	—
Net increase to interest expense on borrowings	$—	$4,336	$498	$4,908
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of June 30, 2014 and December 31, 2013.

For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in interest expense. Webster includes the gain or loss from the period end mark-to-market (“MTM”) adjustments on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The impact of derivative net settlements, hedge ineffectiveness, basis amortization adjustments, and amortization of deferred hedge terminations are also recognized in interest expense. As of June 30, 2014, a gain related to the termination of a senior fixed-rate note fair value hedge has been fully amortized as of the maturity of the senior fixed-rate notes on April 15, 2014.
The reduction to interest expense on borrowings related to fair value hedges is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Interest rate swaps on senior fixed-rate notes	$(267)	$(800)	$(1,066)	$(1,599)
Interest rate swaps on junior subordinated debt	—	—	—	(207)
Net reduction to interest expense on borrowings	$(267)	$(800)	$(1,066)	$(1,806)
Non-Hedge Accounting Derivatives / Non-designated Hedges
Derivatives that do not meet the hedge accounting requirements of ASC Topic 815, “Derivatives and Hedging,” are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks. Changes in the fair value of these instruments are recorded as a component of non-interest income in the accompanying Condensed Consolidated Statements of Income.
Webster had the following outstanding interest rate swaps and caps that were not designated for hedge accounting:

		At June 30, 2014
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	191	$1,181,750	$38,848	$—	$38,848
Commercial loan interest rate derivatives	Other liabilities	59	580,769	—	(4,392)	(4,392)
Total customer position		250	$1,762,519	$38,848	$(4,392)	$34,456

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	27	$267,043	$1,792	$(1,188)	$604
Commercial loan interest rate derivatives	Other liabilities	217	1,495,414	5,993	(26,968)	(20,975)
Fed Funds futures	Other liabilities	13	9,810,000	19	(271)	(252)
Total counterparty position		257	$11,572,457	$7,804	$(28,427)	$(20,623)

		At December 31, 2013
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	159	$915,272	$29,004	$—	$29,004
Commercial loan interest rate derivatives	Other liabilities	76	648,456	—	(11,175)	(11,175)
Total customer position		235	$1,563,728	$29,004	$(11,175)	$17,829

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	111	$914,044	$8,944	$(2,766)	$6,178
Commercial loan interest rate derivatives	Other liabilities	118	649,623	8,118	(20,094)	(11,976)
Fed Funds futures	Other liabilities	14	11,200,000	32	(259)	(227)
Total counterparty position		243	$12,763,667	$17,094	$(23,119)	$(6,025)

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Non-hedge derivatives, net	$1,453	$981	3,566	1,633
Fed funds futures contracts	(11)	108	(286)	160
Net increase to other non-interest income	$1,442	$1,089	$3,280	$1,793
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a master netting agreement. Hedge accounting positions are recorded on a gross basis in other assets for a gain position and in other liabilities for a loss position, while non-hedge accounting net positions are recorded in other assets for a net gain or in other liabilities for a net loss position in the accompanying Condensed Consolidated Balance Sheets.
The tables below present the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At June 30, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$427,920	$—	$(228)	$2,594	$(8,783)	$(6,417)	$6,400	$—
Dealer B	337,171	2,171	—	1,769	(8,183)	(4,243)	3,970	—
Dealer C	14,093	—	—	—	(1,149)	(1,149)	—	—
Dealer D	292,043	1,085	—	1,792	(1,188)	1,689	(1,700)	—
Dealer E	384,971	3,256	—	1,492	(1,918)	2,830	(2,790)	—
Dealer F (2)	10,591,259	—	(4,328)	157	(7,206)	(11,377)	23,271	11,894
Total	$12,047,457	$6,512	$(4,556)	$7,804	$(28,427)	$(18,667)	$29,151

	At December 31, 2013
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$387,258	$730	$—	$4,643	$(9,647)	$(4,274)	$4,300	$26
Dealer B	322,888	615	—	3,475	(9,100)	(5,010)	4,940	—
Dealer C	14,477	—	—	—	(1,348)	(1,348)	—	—
Dealer D	291,627	1,734	—	4,108	(592)	5,250	(5,300)	—
Dealer E	372,771	2,290	(15)	3,017	(1,743)	3,549	(3,310)	—
Dealer F (2)	11,749,646	1,212	(607)	1,819	(657)	1,767	7,485	9,252
Total	$13,138,667	$6,581	$(622)	$17,062	$(23,087)	$(66)	$8,115
(1) Net positive exposure represents over-collateralized loss positions which can be the result of DCO initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.
(2) Dealer F represents Chicago Mercantile Exchange, our designated DCO.

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has International Swap Derivative Association ("ISDA") Master agreements, including a Credit Support Annex ("CSA"), with all derivative counterparties for non-cleared trades. The ISDA Master agreements provide that on each payment date, all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA provides, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
The Company’s credit exposure on interest rate derivatives is limited to the net favorable value and interest payments of all derivatives by each of the counterparties for the amounts up to the established threshold for collateralization. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company's credit exposure related to derivatives with financial institutions is zero unless cash collateral exceeds the unfavorable market value.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $29.2 million in net margin collateral posted with financial counterparties at June 30, 2014 which was comprised of approximately $33.7 million of margin collateral posted to financial counterparties or DCO and approximately $4.5 million received from financial counterparties. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account likelihood of default, net exposures, and remaining contractual life, among other things. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $38.8 million at June 30, 2014. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $13.0 million at June 30, 2014. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral securing the underlying transactions being hedged. No losses on derivative instruments have occurred as a result of counterparty nonperformance.
Futures Contracts Derivatives. In March 2010, Webster entered into a $600 million short-sale of a 1-year strip of Fed funds futures contracts with serial maturities between May 2010 and April 2011 to hedge against a rise in short-term rates. Since then, Webster has continued to roll the futures contracts and, beginning with the September 2011 contracts, reduced the notional amount to $400 million, as the probability for rising short-term rates decreased, and then, beginning with the March 2013 contracts, increased the notional amount to $800 million, as the probability for rising short-term rates increased. This transaction is designed to work in conjunction with floating rate assets with interest rate floors, which will not generate a benefit from an increase in short-term interest rates. The fair value of these contracts is a net loss of $252 thousand and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The related income impact is reflected as non-interest income in the accompanying Condensed Consolidated Statements of Income, and the Company recognized an $11 thousand and $286 thousand MTM loss for the three and six months ended June 30, 2014, respectively, and a $108 thousand and $160 thousand MTM gain for the three and six months ended June 30, 2013, respectively.
Mortgage Banking Derivatives. Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At June 30, 2014, outstanding rate locks totaled approximately $47.6 million and the outstanding commitments to sell residential mortgage loans totaled approximately $65.1 million. Forward sales, which include mandatory forward commitments of approximately $64.0 million at June 30, 2014, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. At June 30, 2014 and December 31, 2013, the fair value of interest rate locked loan commitments and forward sales commitments totaled losses of $0.1 million and gains of $0.5 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated for hedge accounting to minimize fluctuations of currency exchange rates on certain lending arrangements. Upon the origination of a foreign currency forward contract with a customer, the Company simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The carrying amount and fair value of foreign currency forward contracts remain immaterial at June 30, 2014.
Risk Participation Agreements. The Company enters into financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid), of the risk associated with certain derivative positions executed with the borrower by a lead bank. The risk participation agreement guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized in earnings each period. The notional amount and fair value of risk participation agreements remain immaterial at June 30, 2014.
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

Derivative Instruments
Derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Mortgage Banking Derivatives
Mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust
Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $4.6 million as of June 30, 2014.
Alternative Investments
The Company generally records alternative investment funds at cost, subject to impairment testing. There are certain funds in which the ownership percentage is greater than 3% and are ,therefore, recorded at fair value based upon the net asset value of the respective fund. At June 30, 2014, alternative investments consisted of $0.3 million recorded at fair value and $16.4 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $6.9 million in unfunded commitments remaining for its alternative investments as of June 30, 2014.

Summaries of fair values for assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMOs	695,809	—	695,809	—
Agency MBS	1,167,127	—	1,167,127	—
Agency CMBS	80,980	—	80,980	—
CMBS	511,036	—	511,036	—
CLOs	357,882	—	357,882	—
Pooled trust preferred securities	11,335	—	—	11,335
Single issuer trust preferred securities	38,833	—	38,833	—
Corporate debt	112,826	—	112,826	—
Equity securities	3,678	3,403	275	—
Total available for sale securities	2,980,031	3,928	2,964,768	11,335
Derivative instruments	46,060	19	46,041	—
Investments held in Rabbi Trust	5,912	5,912	—	—
Alternative investments	333	—	—	333
Total financial assets held at fair value	$3,032,336	$9,859	$3,010,809	$11,668
Financial liabilities held at fair value:
Derivative instruments	$30,371	$271	$30,100	$—
Mortgage banking derivatives	121	—	121	—
Total financial liabilities held at fair value	$30,492	$271	$30,221	$—

	At December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available for sale securities:
U.S. Treasury Bills	$325	$325	$—	$—
Agency CMOs	806,912	—	806,912	—
Agency MBS	1,226,702	—	1,226,702	—
Agency CMBS	70,977	—	70,977	—
CMBS	464,274	—	464,274	—
CLOs	357,641	—	357,641	—
Pooled trust preferred securities	28,490	—	—	28,490
Single issuer trust preferred securities	34,935	—	34,935	—
Corporate debt	113,091	—	113,091	—
Equity securities	3,584	3,309	275	—
Total available for sale securities	3,106,931	3,634	3,074,807	28,490
Derivative instruments	41,795	32	41,763	—
Mortgage banking derivatives	540	—	540	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Alternative investments	565	—	—	565
Total financial assets held at fair value	$3,155,928	$9,763	$3,117,110	$29,055
Financial liabilities held at fair value:
Derivative instruments	$24,038	$259	$23,779	$—
Total financial liabilities held at fair value	$24,038	$259	$23,779	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Level 3, beginning of period	$12,524	$280,582	$29,055	$116,280
Transfers out of Level 3 (1)	—	(248,844)	—	(248,844)
Change in unrealized loss included in other comprehensive income	(606)	1,643	194	7,000
Unrealized loss included in net income	(250)	(20)	(232)	(285)
Realized gain on sale of available for sale securities	—	—	4,336	—
Purchases/capital calls	—	109	—	159,412
Sales/proceeds	—	—	(21,695)	—
Accretion/amortization	21	146	52	188
Calls/paydowns	(21)	(2,044)	(42)	(2,179)
Level 3, end of period	$11,668	$31,572	$11,668	$31,572

(1)
As of April 1, 2013, the CLO portfolio was transferred from Level 3 to Level 2 based on having more observable inputs in determining fair value. In prior quarters, the CLO portfolio was priced using average non-binding broker quotes. During the second quarter of 2013, the Company engaged a third-party pricing vendor to provide monthly fair value measurements. This methodology used is a combination of matrix pricing, observed market activity and metrics. Pricing inputs such as credit spreads are observable and market corroborated and, therefore, the CLO portfolio qualifies for Level 2 categorization. The market for CLOs is an active market, and there is ample price transparency.

The following table presents information about quantitative inputs and assumptions for items categorized in Level 3 of the fair value hierarchy:

	At June 30, 2014
(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs (Weighted-Average)
Pooled trust preferred securities	$11,335	Discounted cash flow	Discount rate	6.48% - 7.49% (6.97%)
			Credit spread	315 - 416 bps (364 bps)
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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets is $6.7 million at June 30, 2014. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The fair value of repossessed assets is based on available pricing guides, auction results, and price opinions, less estimated selling costs. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired Loans	$52,454	Real Estate Appraisals	Discount for appraisal type	0% - 15%
			Discount for costs to sell	0% - 8%
Other Real Estate	$613	Real Estate Appraisals	Discount for appraisal type	25%
			Discount for costs to sell	8%
Mortgage Servicing Assets	$28,332	Discounted cash flow	Constant prepayment rate	7.4% - 25.6%
			Discount rates	1.0% - 3.5%

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
Held to Maturity Investments
When quoted market prices are not available, the Company employs an independent pricing service to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster has procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held to Maturity Level 2 securities include agency CMOs, agency MBS, agency CMBS, Municipal and Private Label MBS securities.
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

Following are summaries of the fair values of significant financial instruments:

	At June 30, 2014
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held-to-maturity	$3,478,803	$—	$3,552,498	$—
Loans held for sale	31,671	—	32,472	—
Loans and leases, net	13,120,512	—	—	13,153,500
Mortgage servicing assets (1)	19,813	—	—	28,332
Alternative investments (cost basis)	16,358	—	—	18,580
Liabilities
Deposits other than time deposits	12,895,757	—	12,895,757	—
Time deposits	2,307,088	—	2,329,112	—
Securities sold under agreements to repurchase and other borrowings	1,401,259	—	1,427,435	—
Federal Home Loan Bank advances (2)	2,217,324	—	2,229,271	—
Long-term debt (3)	226,178	—	223,259	—

	At December 31, 2013
(In thousands)	Carrying Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities held-to-maturity	$3,358,721	$—	$3,370,912	$—
Loans held for sale	20,802	—	20,903	—
Loans and leases, net	12,547,203	—	—	12,515,714
Mortgage servicing assets (1)	20,983	—	—	29,150
Alternative investments (cost basis)	16,582	—	—	17,047
Liabilities
Deposits other than time deposits	12,627,276	—	12,627,276	—
Time deposits	2,227,144	—	2,250,141	—
Securities sold under agreements to repurchase and other borrowings	1,331,662	—	1,365,427	—
Federal Home Loan Bank advances (2)	2,052,421	—	2,063,312	—
Long-term debt (3)	228,365	—	221,613	—

(1)
The carrying amount of mortgage servicing assets is net of $0.1 million and $0.2 million reserves at June 30, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(2)
The carrying amount of FHLB advances is net of $49 thousand and $61 thousand in hedge accounting adjustments and discounts at June 30, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(3)
The carrying amount of long-term debt is net of $(1.1) million and $1.0 million in hedge accounting adjustments and discounts at June 30, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Service cost	$10	$10	$—	$—	$—	$—
Interest cost on projected benefit obligations	2,002	1,871	92	71	34	30
Expected return on plan assets	(2,875)	(2,782)	—	—	—	—
Amortization of prior service cost	—	—	—	—	19	18
Recognized net loss	688	1,637	23	31	—	7
Net periodic benefit cost (income)	$(175)	$736	$115	$102	$53	$55

	Six months ended June 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Service cost	$20	$20	$—	$—	$—	$—
Interest cost on benefit obligations	4,005	3,683	184	145	68	60
Expected return on plan assets	(5,750)	(5,557)	—	—	—	—
Amortization of prior service cost	—	—	—	—	37	36
Recognized net loss	1,375	3,177	46	62	—	14
Net periodic benefit cost (income)	$(350)	$1,323	$230	$207	$105	$110
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
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank Three Months Ended June 30,		Contributions by Webster Bank Six Months Ended June 30,		Funded Status of Plan
EIN/Pension Plan Number	2014	2013	2014	2013	As of July 1, 2013
13-5645888/333	$337	$237	$674	$474	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004.
NOTE 16: Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the "Plans") under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Share awards are issued from available treasury shares. Stock-based compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. Awards to retirement eligible employees are subject to a 1-year service vesting period.

The following table provides a summary of stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Stock options	$224	$1,116	$776	$1,946
Restricted stock	2,553	2,006	4,774	3,649
Stock-based compensation	$2,777	$3,122	$5,550	$5,595
The following table provides a summary of unrecognized stock-based compensation expense:

	At June 30, 2014
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$910	1.5 years
Restricted stock	$14,840	2.7 years
The following table provides a summary of the activity under the Plans for the six months ended June 30, 2014:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2014	267,119	$22.96	1,705	$22.75	138,450	$24.43	2,325,797	$26.97
Granted	212,542	29.66	13,678	29.34	145,643	29.93	—	—
Exercised options	—	—	—	—	—	—	(91,290)	17.00
Vested restricted stock awards (1)	(111,441)	24.23	(6,265)	27.55	(90,305)	25.46	—	—
Forfeited	(16,211)	24.77	—	—	(12,509)	25.90	(86,472)	36.40
Outstanding, at June 30, 2014	352,009	$26.50	9,118	$29.34	181,279	$28.26	2,148,035	$27.01

Options exercisable, at June 30, 2014							1,831,845	$27.67
Options expected to vest, at June 30, 2014							297,466	$23.24
(1) Vested for purposes of recording compensation expense.
Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense recorded over the vesting period is based on a fair value of the grant-date market price of the Company's common stock.
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
Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years. There were no stock options granted in 2014. At June 30, 2014, stock options outstanding included 1,968,029 non-qualified and 180,006 incentive options.

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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling category. For the three months ended June 30, 2014 and 2013, 100.3% and 94.3%, respectively, of the provision for loan and lease losses is specifically attributable to business segments and reported accordingly.
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

The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended June 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$57,657	$87,950	$11,708	$157,315	$(2,193)	$155,122
Provision (benefit) for loan and lease losses	5,134	4,229	(81)	9,282	(32)	9,250
Net interest income (loss) after provision for loan and lease losses	52,523	83,721	11,789	148,033	(2,161)	145,872
Non-interest income	7,949	25,828	10,108	43,885	3,711	47,596
Non-interest expense	25,115	80,061	13,540	118,716	3,869	122,585
Income (loss) before income tax expense	35,357	29,488	8,357	73,202	(2,319)	70,883
Income tax expense (benefit)	11,379	9,561	2,675	23,615	(588)	23,027
Net income (loss)	$23,978	$19,927	$5,682	$49,587	$(1,731)	$47,856

	Three months ended June 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$53,418	$86,421	$9,987	$149,826	$(2,765)	$147,061
Provision for loan and lease losses	2,416	5,533	69	8,018	482	8,500
Net interest income (loss) after provision for loan and lease losses	51,002	80,888	9,918	141,808	(3,247)	138,561
Non-interest income	6,887	31,706	8,351	46,944	5,307	52,251
Non-interest expense	24,151	83,142	12,388	119,681	3,923	123,604
Income (loss) before income tax expense	33,738	29,452	5,881	69,071	(1,863)	67,208
Income tax expense (benefit)	10,460	9,130	1,823	21,413	(578)	20,835
Net income (loss)	$23,278	$20,322	$4,058	$47,658	$(1,285)	$46,373

	Six months ended June 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$113,809	$175,291	$23,075	$312,175	$(1,752)	$310,423
Provision (benefit) for loan and lease losses	14,691	5,997	308	20,996	(2,746)	18,250
Net interest income after provision for loan and lease losses	99,118	169,294	22,767	291,179	994	292,173
Non-interest income	15,900	50,264	19,618	85,782	11,642	97,424
Non-interest expense	51,134	161,579	28,243	240,956	6,246	247,202
Income before income tax expense	63,884	57,979	14,142	136,005	6,390	142,395
Income tax expense	19,792	17,963	4,381	42,136	1,980	44,116
Net income	$44,092	$40,016	$9,761	$93,869	$4,410	$98,279

	Six months ended June 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$104,578	$171,088	$19,275	$294,941	$(2,084)	$292,857
Provision (benefit) for loan and lease losses	4,417	12,246	50	16,713	(713)	16,000
Net interest income (loss) after provision for loan and lease losses	100,161	158,842	19,225	278,228	(1,371)	276,857
Non-interest income	11,719	62,267	16,496	90,482	10,047	100,529
Non-interest expense	49,421	169,011	25,199	243,631	5,508	249,139
Income before income tax expense	62,459	52,098	10,522	125,079	3,168	128,247
Income tax expense	19,363	16,150	3,262	38,775	982	39,757
Net income	$43,096	$35,948	$7,260	$86,304	$2,186	$88,490

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
At June 30, 2014	$6,143,936	$7,932,722	$384,980	$14,461,638	$7,062,699	$21,524,337
At December 31, 2013	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999

NOTE 18: Commitments and Contingencies
Lease Commitments. At June 30, 2014, Webster was obligated under various non-cancelable operating leases for properties used as banking and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as the leases expire. Rental expense under leases was $5.1 million and $10.1 million for the three and six months ended June 30, 2014 and 2013, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is also recorded as a component of occupancy expense while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million and $0.4 million for the three and six months ended June 30, 2014 and 2013, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2013. See Webster's 2013 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding contract amounts for off-balance sheet instruments that represent credit risk:

(In thousands)	At June 30, 2014	At December 31, 2013
Unused commitments to extend credit	$4,326,210	$4,127,089
Standby letters of credit	154,249	135,761
Commercial letters of credit	25,699	13,621
Total financial instruments with off-balance sheet risk	$4,506,158	$4,276,471
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,711	$5,137	$4,384	$5,662
Provision (benefit)	38	(544)	365	(1,069)
Balance, end of period	$4,749	$4,593	$4,749	$4,593
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of June 30, 2014 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2013, included in its 2013 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014, or any future period.
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
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for OTTI, (iii) valuation of goodwill, (iv) income taxes, and (v) pension and other post retirement benefits as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2013 Form 10-K.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended June 30, 2014, Webster’s net income available to common shareholders was $45.2 million, or $0.50 per diluted share, an increase of $1.5 million compared to $43.7 million, or $0.48 per diluted share, for the three months ended June 30, 2013. The $1.5 million increase is primarily due to an increase of $8.1 million in net interest income and a decrease of $1.0 million in non-interest expense partially offset by a $4.7 million decrease in non-interest income, an increase of $0.8 million in provision for loan and lease losses, and a $2.2 million increase in income tax expense.
Webster's net income available to common shareholders was $93.0 million, or $1.02 per diluted share, for the six months ended June 30, 2014, an increase of $10.0 million compared to $83.0 million, or $0.92 per diluted share, for the six months ended June 30, 2013. The $10.0 million increase in net income for the six months ended June 30, 2014 is due to a $17.6 million increase in net interest income and a decrease of $1.9 million in non-interest expense partially offset by a $3.1 million decrease in non-interest income, an increase of $2.3 million in provision for loan and lease losses, and a $4.4 million increase in income tax expense.
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2014	2013	2014	2013
Earnings:
Net interest income	$155,122	$147,061	$310,423	$292,857
Provision for loan and lease losses	9,250	8,500	18,250	16,000
Total non-interest income	47,596	52,251	97,424	100,529
Total non-interest expense	122,585	123,604	247,202	249,139
Net income	47,856	46,373	98,279	88,490
Net income available to common shareholders	45,217	43,734	93,001	82,965
Per Share Data:
Weighted-average common shares - diluted (1)	90,528	90,087	90,584	89,953
Net income available to common shareholders per common share - diluted	$0.50	$0.48	$1.02	$0.92
Dividends declared per common share	0.20	0.15	0.35	0.25
Dividends declared per Series A preferred share	21.25	21.25	42.50	42.50
Dividends declared per Series E preferred share	400.00	400.00	800.00	848.89
Book value per common share	23.63	21.88	23.63	21.88
Tangible book value per common share (3)	17.72	15.93	17.72	15.93
Selected Ratios:
Return on average assets (2)	0.90%	0.92%	0.93%	0.88%
Return on average common shareholders' equity	8.54	8.78	8.84	8.40
Return on average tangible common shareholders' equity (3)	11.52	12.26	12.01	11.77
Net interest margin	3.19	3.23	3.22	3.23
Efficiency ratio (3)	59.26	59.98	59.80	61.06
Tangible common equity ratio (3)	7.62	7.27	7.62	7.27
Tier 1 common equity to risk-weighted assets (3)	11.40	11.24	11.40	11.24

(1)
For the three and six months ended June 30, 2014 and 2013, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

See the following tables for reconciliations of the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2014	2013
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,284,478	$2,127,475
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	533,402	537,673
Tangible common equity (non-GAAP)	$1,599,427	$1,438,153
Common shares outstanding	90,246	90,289
Tangible book value per common share (non-GAAP)	$17.72	$15.93

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$45,217	$43,734	$93,001	$82,965
Intangible assets amortization, tax-affected at 35% (GAAP)	435	807	1,194	1,614
Net income adjusted for amortization of intangibles (non-GAAP)	$45,652	$44,541	$94,195	$84,579
Annualized net income used in the return on average tangible common shareholders' equity	$182,608	$178,164	$188,390	$169,158
Average shareholders' equity (non-GAAP)	$2,270,665	$2,143,249	$2,254,834	$2,127,183
Less: Average Preferred stock (non-GAAP)	151,649	151,649	151,649	151,649
Average Goodwill and other intangible assets (non-GAAP)	533,649	538,278	534,142	538,897
Average tangible common equity (non-GAAP)	$1,585,367	$1,453,322	$1,569,043	$1,436,637
Return on average tangible common shareholders' equity (non-GAAP)	11.52%	12.26%	12.01%	11.77%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$122,585	$123,604	$247,202	$249,139
Less: Foreclosed property expense (GAAP)	134	331	592	506
Intangible assets amortization (GAAP)	669	1,242	1,837	2,484
Other expense (non-GAAP)	(49)	687	(97)	2,039
Non-interest expense (non-GAAP)	$121,831	$121,344	$244,870	$244,110
Net interest income (GAAP)	$155,122	$147,061	$310,423	$292,857
Add back: FTE adjustment (non-GAAP)	2,783	3,337	5,796	6,860
Non-interest income (GAAP)	47,596	52,251	97,424	100,529
Other (non-GAAP)	73	—	161	—
Less: Net gain on sale of investment securities (GAAP)	—	333	4,336	439
Income (non-GAAP)	$205,574	$202,316	$409,468	$399,807
Efficiency ratio (non-GAAP)	59.26%	59.98%	59.80%	61.06%

	At June 30,
(Dollars in thousands)	2014	2013
Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,284,478	$2,127,475
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	533,402	537,673
Tangible common shareholders' equity (non-GAAP)	$1,599,427	$1,438,153
Total Assets (GAAP)	$21,524,337	$20,329,238
Less: Goodwill and other intangible assets (GAAP)	533,402	537,673
Tangible assets (non-GAAP)	$20,990,935	$19,791,565
Tangible common equity ratio (non-GAAP)	7.62%	7.27%

	At June 30,
(Dollars in thousands)	2014	2013
Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,284,478	$2,127,475
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	533,402	537,673
Accumulated other comprehensive loss (GAAP)	(29,995)	(65,139)
Add back: DTL (DTA) related to goodwill and other intangibles (regulatory)	9,928	10,754
Tier 1 common equity (regulatory)	$1,639,350	$1,514,046
Risk-weighted assets (regulatory)	$14,381,562	$13,464,469
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.40%	11.24%

The following tables summarize the Company's daily average balances, interest, and average yields on Webster's interest-earning assets and interest-bearing liabilities on a fully tax-equivalent basis.

	Three months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$13,129,865	$126,292	3.83%	$12,061,551	$121,720	4.02%
Securities (2)	6,411,407	52,604	3.29	6,257,923	50,277	3.24
Federal Home Loan and Federal Reserve Bank stock	166,350	1,158	2.79	158,878	865	2.18
Interest-bearing deposits	16,792	11	0.27	41,499	17	0.16
Loans held for sale	20,099	215	4.27	70,922	551	3.10
Total interest-earning assets	19,744,513	$180,280	3.64%	18,590,773	$173,430	3.73%
Non-interest-earning assets	1,506,934			1,483,394
Total assets	$21,251,447			$20,074,167

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,099,114	$—	—%	$2,879,745	$—	—%
Savings, checking, & money market deposits	9,752,872	4,413	0.18	9,413,301	4,506	0.19
Time deposits	2,280,571	6,438	1.13	2,397,519	7,518	1.26
Total deposits	15,132,557	10,851	0.29	14,690,565	12,024	0.33

Securities sold under agreements to repurchase and other borrowings	1,412,820	5,082	1.42	1,203,442	5,184	1.70
Federal Home Loan Bank advances	2,035,813	4,002	0.78	1,623,489	4,007	0.98
Long-term debt	249,276	2,440	3.91	230,305	1,817	3.16
Total borrowings	3,697,909	11,524	1.24	3,057,236	11,008	1.43
Total interest-bearing liabilities	18,830,466	$22,375	0.47%	17,747,801	$23,032	0.52%
Non-interest-bearing liabilities	150,316			183,117
Total liabilities	18,980,782			17,930,918

Preferred Stock	151,649			151,649
Common shareholders' equity	2,119,016			1,991,600
Webster Financial Corp. shareholders' equity	2,270,665			2,143,249
Total liabilities and equity	$21,251,447			$20,074,167
Tax-equivalent net interest income		157,905			150,398
Less: tax equivalent adjustments		(2,783)			(3,337)
Net interest income		$155,122			$147,061
Net interest margin			3.19%			3.23%

(1)	On a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

	Six months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$12,992,371	$250,804	3.85%	$12,043,172	$242,781	4.03%
Securities (2)	6,416,165	107,529	3.36	6,226,578	101,292	3.28
Federal Home Loan and Federal Reserve Bank stock	162,675	2,325	2.88	157,577	1,712	2.19
Interest-bearing deposits	16,373	22	0.27	61,744	63	0.20
Loans held for sale	19,119	392	4.10	80,077	1,188	2.97
Total interest-earning assets	19,606,703	$361,072	3.68%	18,569,148	$347,036	3.75%
Noninterest-earning assets	1,509,269			1,493,738
Total assets	$21,115,972			$20,062,886

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,098,058	$—	—%	$2,858,018	$—	—%
Savings, checking & money market deposits	9,798,648	8,932	0.18	9,366,063	9,128	0.20
Time deposits	2,265,510	12,563	1.12	2,448,700	15,746	1.30
Total deposits	15,162,216	21,495	0.29	14,672,781	24,874	0.34

Securities sold under agreements to repurchase and other borrowings	1,382,301	10,287	1.48	1,147,749	10,239	1.77
Federal Home Loan Bank advances	1,879,609	7,849	0.83	1,685,330	8,546	1.01
Long-term debt	278,966	5,222	3.74	238,645	3,660	3.07
Total borrowings	3,540,876	23,358	1.31	3,071,724	22,445	1.45
Total interest-bearing liabilities	18,703,092	$44,853	0.48%	17,744,505	$47,319	0.53%
Noninterest-bearing liabilities	158,046			191,198
Total liabilities	18,861,138			17,935,703

Preferred Stock	151,649			151,649
Common shareholders' equity	2,103,185			1,975,534
Webster Financial Corp. shareholders' equity	2,254,834			2,127,183
Total liabilities and equity	$21,115,972			$20,062,886
Tax-equivalent net interest income		316,219			299,717
Less: tax equivalent adjustments		(5,796)			(6,860)
Net interest income		$310,423			$292,857
Net interest margin			3.22%			3.23%

(1)	On a fully tax-equivalent basis.

(2)	Average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 76.1% of total revenue for the six months ended June 30, 2014. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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

	Three months ended June 30,			Six months ended June 30,
	2014 vs. 2013 Increase (decrease) due to			2014 vs. 2013 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(5,881)	$10,453	$4,572	$(10,935)	$18,958	$8,023
Loans held for sale	156	(492)	(336)	338	(1,134)	(796)
Investment securities	2,040	1,128	3,168	5,385	2,488	7,873
Total interest income	$(3,685)	$11,089	$7,404	$(5,212)	$20,312	$15,100
Interest on interest-bearing liabilities:
Deposits	$(1,524)	$351	$(1,173)	$(4,111)	$732	$(3,379)
Borrowings	(1,577)	2,093	516	(2,281)	3,194	913
Total interest expense	$(3,101)	$2,444	$(657)	$(6,392)	$3,926	$(2,466)
Net change in net interest income	$(584)	$8,645	$8,061	$1,180	$16,386	$17,566
Net interest income totaled $155.1 million for the three months ended June 30, 2014 compared to $147.1 million for the three months ended June 30, 2013, an increase of $8.0 million. The increase in net interest income during the three months ended June 30, 2014 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the three months ended June 30, 2014 increased $1.2 billion compared to the three months ended June 30, 2013. The net interest margin decreased 4 basis points to 3.19% during the three months ended June 30, 2014 from 3.23% for the three months ended June 30, 2013. The decrease in net interest margin is due primarily to the reinvestment of interest-earning assets at reduced spreads, partially offset by less premium amortization on mortgage-backed securities as a result of slower prepayment speeds. The average yield on interest-earning assets decreased 9 basis points to 3.64% for the three months ended June 30, 2014 from 3.73% for the three months ended June 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Net interest income totaled $310.4 million for the six months ended June 30, 2014 compared to $292.9 million for the six months ended June 30, 2013, an increase of $17.5 million. The increase in net interest income during the six months ended June 30, 2014 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets during the six months ended June 30, 2014 increased $1.0 billion as compared to the six months ended June 30, 2013. The net interest margin decreased 1 basis point to 3.22% for the six months ended June 30, 2014 from 3.23% for the six months ended June 30, 2013. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 7 basis points to 3.68% for the six months ended June 30, 2014 from 3.75% for the six months ended June 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
Average loans and leases increased $949.2 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The loan and lease portfolio yield decreased 18 basis points to 3.85% for the six months ended June 30, 2014 and comprised 66.3% of the average interest-earning assets at June 30, 2014, compared to the loan and lease portfolio yield of 4.03% for the six months ended June 30, 2013, which comprised 64.9% of the average interest-earning assets at June 30, 2013. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current low interest rate environment.
Average securities increased $189.6 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The yield on investment securities increased 8 basis points to 3.36% for the six months ended June 30, 2014 and comprised 32.7% of average interest-earning assets at June 30, 2014, compared to the yield on investment securities of 3.28% for the six months ended June 30, 2013, which comprised 33.5% of the average interest-earning assets at June 30, 2013. The increase in the yield on securities is due to slower amortization of premium on mortgage-backed securities as a result of slower prepayment speeds. The growth in the securities portfolio is part of the Company's strategy to protect earnings in a protracted low rate environment.
Average total deposits increased $489.4 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is due to a $240.0 million increase in non-interest-bearing deposits and an increase of $249.4 million in interest-bearing deposits. The average cost of deposits decreased 5 basis points to 0.29% for the six months ended June 30, 2014 from 0.34% for the six months ended June 30, 2013. The decrease in the average cost of deposits is the result of improved pricing on certain deposit products and product mix as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased to 18.8% for the six months ended June 30, 2014 from 20.7% for the six months ended June 30, 2013.
Average total borrowings increased $469.2 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is due to growth in loans and securities which exceeded the growth in deposits and operating cash flows. Average securities sold under agreements to repurchase and other borrowings increased $234.6 million, average long-term debt increased $40.3 million, and average Federal Home Loan Bank advances increased $194.3 million. The increase in average long-term debt is due to the issuance of $150 million aggregate principal amount of senior notes in February 2014, ahead of a prior issuance that matured in April 2014.
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At June 30, 2014, the allowance for loan and lease losses totaled $154.9 million, or 1.17% of total loans and leases, compared to $152.6 million, or 1.20% of total loans and leases, at December 31, 2013.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. Total net charge-offs were $8.0 million and $16.0 million for the three and six months ended June 30, 2014, respectively, compared to $12.9 million and $29.7 million for the three months ended June 30, 2013, respectively.
The provision for loan and lease losses of $9.3 million and $18.3 million for the three and six months ended June 30, 2014, respectively, increased $0.8 million and $2.3 million compared to the three and six months ended June 30, 2013, respectively. The increase in provision for loan and lease losses was due primarily to the increase in loan balances.
See the "Loan and Lease Portfolio" through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Non-Interest Income:
Deposit service fees	$26,302	$24,622	$1,680	6.8%	$51,014	$48,616	$2,398	4.9%
Loan related fees	4,890	5,505	(615)	(11.2)	9,372	10,090	(718)	(7.1)
Wealth and investment services	8,829	8,920	(91)	(1.0)	17,667	16,686	981	5.9
Mortgage banking activities	513	5,888	(5,375)	(91.3)	1,288	12,919	(11,631)	(90.0)
Increase in cash surrender value of life insurance policies	3,296	3,448	(152)	(4.4)	6,554	6,832	(278)	(4.1)
Net gain on sale of investment securities	—	333	(333)	(100.0)	4,336	439	3,897	887.7
Impairment loss recognized in earnings	(73)	—	(73)	(100.0)	(161)	—	(161)	(100.0)
Other income	3,839	3,535	304	8.6	7,354	4,947	2,407	48.7
Total non-interest income	$47,596	$52,251	$(4,655)	(8.9)%	$97,424	$100,529	$(3,105)	(3.1)%
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2014 was $47.6 million, a decrease of $4.7 million, or 8.9%, compared to $52.3 million for the three months ended June 30, 2013. The decrease is primarily attributable to decreases in mortgage banking activities, loan related fees, and net gain on sale of investment securities, partially offset by increases in deposit service fees and other income.
Mortgage banking activities net revenue decreased $5.4 million, or 91.3%, primarily due to increased residential mortgage loan interest rates resulting in lower refinancing volumes. Originations of loans held for sale were $73.3 million for the three months ended June 30, 2014, down from $206.3 million in the prior year quarter. Loan related fees decreased $0.6 million, or 11.2%, due to a decrease in Mortgage Servicing Rights ("MSR") amortization as a result of slower prepayment speeds.
Deposit service fees increased $1.7 million, or 6.8%, primarily due to growth in cash management fees and debit card interchange revenue. This increase was slightly offset by a decrease in non-sufficient funds ("NSF") fees. Other non-interest income increased $0.3 million, or 8.6%, due to increased swap activity.
Comparison to Prior Year to Date

Total non-interest income for the six months ended June 30, 2014 was $97.4 million, a decrease of $3.1 million, or 3.1%, compared to $100.5 million for the six months ended June 30, 2013. The decrease is primarily attributable to decreases in mortgage banking activities, loan related fees, and impairment loss recognized in earnings, partially offset by increases in net gain on sale of investment securities, other income, deposit service fees, and wealth and investment services.
Mortgage banking activities net revenue decreased $11.6 million, or 90.0%, primarily due to increased residential mortgage loan interest rates resulting in lower refinancing volumes. Originations of loans held for sale were $131.8 million for the six months ended June 30, 2104, down from $435.3 million in the prior year quarter. Loan related fees decreased $0.7 million, or 7.1%, due to a decrease in MSR amortization as a result of slower prepayment speeds offset by increases in loan service fee income and commercial related loan fees.
Net gain on sale of investments increased $3.9 million due to the sale of four positions divested during the first quarter of 2014. The increase was slightly offset by a $161 thousand impairment loss recognized in earnings for the six months ended June 30, 2014, which represents an other-than-temporary impairment loss on certain CLO investment securities that are subject to the Volcker Rule. Other non-interest income increased $2.4 million, or 48.7%, due to increased swap activity and positive fair value adjustments.
Deposit service fees increased $2.4 million, or 4.9%, due to growth in cash management fees and debit card interchange revenue, slightly offset by a decrease in NSF fees. Wealth and investment services income increased $1.0 million, or 5.9%, due to an increase in income from the Webster Investment Services unit as well as an increase in trust fees from private banking activities.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$65,711	$65,768	$(57)	(0.1)%	$132,082	$131,818	$264	0.2%
Occupancy	11,491	11,837	(346)	(2.9)	24,250	24,716	(466)	(1.9)
Technology and equipment	15,737	15,495	242	1.6	30,747	30,848	(101)	(0.3)
Intangible assets amortization	669	1,242	(573)	(46.1)	1,837	2,484	(647)	(26.0)
Marketing	4,249	3,817	432	11.3	7,429	8,628	(1,199)	(13.9)
Professional and outside services	1,269	1,527	(258)	(16.9)	3,971	3,677	294	8.0
Deposit insurance	5,565	5,524	41	0.7	10,876	10,698	178	1.7
Other expense	17,894	18,394	(500)	(2.7)	36,010	36,270	(260)	(0.7)
Total non-interest expense	$122,585	$123,604	$(1,019)	(0.8)%	$247,202	$249,139	$(1,937)	(0.8)%
Comparison to Prior Year Quarter

Total non-interest expense for the three months ended June 30, 2014 was $122.6 million, a decrease of $1.0 million, or 0.8%, compared to $123.6 million for the three months ended June 30, 2013. The decrease is primarily attributable to decreases in intangible assets amortization, other expenses, occupancy, and professional and outside services, partially offset by increases in marketing, and technology and equipment.

Intangible assets amortization decreased $0.6 million, or 46.1% due to core deposit intangibles related to a 2004 acquisition becoming fully amortized during the quarter. Other expense decreased $0.5 million, or 2.7%, due to reduced debit card processing costs. Occupancy decreased $0.3 million, or 2.9% primarily due to a decrease in occupancy related maintenance costs. Professional and outside services decreased $0.3 million, or 16.9%, due to a decrease in consulting fees. The decrease in non-interest expense was partially offset by increases in marketing of $0.4 million, or 11.3%, and technology and equipment of $0.2 million, or 1.6%, as a result of continued investment in business growth.

Comparison to Prior Year to Date

Total non-interest expense for the six months ended June 30, 2014 was $247.2 million, a decrease of $1.9 million, or 0.8%, compared to $249.1 million for the six months ended June 30, 2013. The decrease is primarily attributable to decreases in marketing, intangible assets amortization, and occupancy, partially offset by increases in professional and outside services and compensation and benefits.

Marketing decreased $1.2 million, or 13.9%, primarily due to more cost effective media campaigns. Intangible assets amortization decreased $0.6 million, or 26.0%, due to core deposit intangibles related to a 2004 acquisition becoming fully amortized during the second quarter of 2014. Occupancy decreased $0.5 million, or 1.9%, primarily due to lower depreciation and occupancy related maintenance costs. The decrease in non-interest expense was partially offset by an increase in professional and outside services of $0.3 million, or 8.0%, primarily due to an increase in technology consulting fees.

Income Taxes
Webster recognized income tax expense of $23.0 million and $44.1 million reflecting an effective tax rate of 32.5% and 31.0% for the three and six months ended June 30, 2014, respectively, compared to $20.8 million and $39.8 million for an effective tax rate of 31.0% for the three and six months ended June 30, 2013, respectively.
The increase in the effective tax rate for the three months ended June 30, 2014 reflects primarily the effects of increased pre-tax income and decreased benefits from tax-exempt interest income in 2014 compared to 2013, as well as a $0.2 million net state tax expense attributable to a change in estimate applicable to 2013. The effective tax rate for the six months ended June 30, 2014 reflects the effects of the $2.0 million net state tax benefit recognized in the three months ended March 31, 2014.
The $2.0 million net state tax benefit recognized in the three months ended March 31, 2014 consists of the $1.1 million attributable to adjustments of the Company’s state deferred tax assets and liabilities, including for the effects of the change in state tax law enacted during the period, and the $0.9 million attributable to the correction of the immaterial prior period state tax over-accrual.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2013 Form 10-K.
Segment Results
Webster’s operations are divided into three reportable segments that represent its core businesses – Commercial Banking, Community Banking, and Other. Community Banking includes operating segments, Personal Bank, and Business Banking, and Other which includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
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
The following tables present the performance summary of net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss):
Commercial Banking	$23,978	$23,278	$44,092	$43,096
Community Banking	19,927	20,322	40,016	35,948
Other	5,682	4,058	9,761	7,260
Total Reportable Segments	49,587	47,658	93,869	86,304
Corporate and Reconciling	(1,731)	(1,285)	4,410	2,186
Net income	$47,856	$46,373	$98,279	$88,490

	At June 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$6,143,936	$7,932,722	$384,980	$14,461,638	$7,062,699	$21,524,337
Total loans and leases	6,129,671	6,758,378	359,566	13,247,615	27,765	13,275,380
Total deposits	2,716,825	10,246,593	1,959,320	14,922,738	280,107	15,202,845

	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
Total loans and leases	5,628,303	6,693,493	343,823	12,665,619	34,157	12,699,776
Total deposits	2,948,072	10,014,509	1,739,345	14,701,926	152,494	14,854,420
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
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, is shown as other reconciling. For the three months ended June 30, 2014 and 2013, 100.3% and 94.3%, respectively, of the provision expense is specifically attributable to segments.
Webster allocates a majority of non-interest expense to each segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate segment. Income tax expense or benefit is allocated to each segment based on the effective income tax rate for the period shown.

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment solutions, which includes government and institutional banking. Webster’s Commercial Banking group takes a relationship approach to providing lending, deposit, and cash management services to middle market companies in its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking.
Commercial Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$57,657	$53,418	$113,809	$104,578
Provision for loan and lease losses	5,134	2,416	14,691	4,417
Net interest income after provision	52,523	51,002	99,118	100,161
Non-interest income	7,949	6,887	15,900	11,719
Non-interest expense	25,115	24,151	51,134	49,421
Income before income taxes	35,357	33,738	63,884	62,459
Income tax expense	11,379	10,460	19,792	19,363
Net income	$23,978	$23,278	$44,092	$43,096

(In thousands)	At June 30, 2014	At December 31, 2013
Total assets	$6,143,936	$5,682,129
Total loans and leases	6,129,671	5,628,303
Total deposits	2,716,825	2,948,072
Net interest income increased $4.2 million in the three months ended June 30, 2014 from the comparable period in 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $2.7 million in the three months ended June 30, 2014 from the comparable period in 2013. The change in provision is primarily the result of loan growth. Commercial Banking experienced modest increases in non-performing and classified loan levels in the three months ended June 30, 2014, however, these continue to trend favorably from the comparable period in 2013. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $1.1 million in the three months ended June 30, 2014 from the comparable period in 2013, primarily due to a loss on a loan held for sale in the three months ended June 30, 2013. Non-interest expense increased $1.0 million in the three months ended June 30, 2014 from the comparable period in 2013. The increase is primarily due to new compensation and benefit costs related to strategic new hires.
Net interest income increased $9.2 million in the six months ended June 30, 2014 from the comparable period in 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $10.3 million in the six months ended June 30, 2014 from the comparable period in 2013. The change in provision is primarily the result of loan growth. Commercial Banking experienced modest increases in non-performing and classified loan levels during the six months ended June 30, 2014, however, these continue to trend favorably from the comparable period in 2013. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $4.2 million in the six months ended June 30, 2014 from the comparable period in 2013, due to greater interest rate derivative revenue, other loan related fees and cash management fees, as well as a non-recurring write-down of a held for sale loan and the loss on the loan sale in the six months ended June 30, 2013. Non-interest expense increased $1.7 million in the six months ended June 30, 2014 from the comparable period in 2013. The increase is primarily due to new compensation and benefit costs related to strategic new hires.
Loans increased $501.4 million from December 31, 2013. Loan originations in the three and six months ended June 30, 2014 were $670.8 million and $1.3 billion compared to $728.2 million and $1.0 billion in the three and six months ended June 30, 2013. The increase of $252.2 million in originations for the six months ended June 30, 2014 is primarily due to a conversion of a strong December 31, 2013 pipeline.
Total deposits decreased $231.2 million for the period ended June 30, 2014 compared to December 31, 2013, reflecting seasonality and deposit pricing strategy. Demand deposits over the same period increased by $6.6 million.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking and a Distribution network consisting of 166 banking centers and 311 ATMs, a Customer Care Center, and a full range of Internet and mobile banking services.
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
At June 30, 2014, Webster had $2.70 billion of assets under administration in its strategic partnership with LPL compared to $2.53 billion at December 31, 2013. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$87,950	$86,421	$175,291	$171,088
Provision for loan and lease losses	4,229	5,533	5,997	12,246
Net interest income after provision	83,721	80,888	169,294	158,842
Non-interest income	25,828	31,706	50,264	62,267
Non-interest expense	80,061	83,142	161,579	169,011
Income before income taxes	29,488	29,452	57,979	52,098
Income tax expense	9,561	9,130	17,963	16,150
Net income	$19,927	$20,322	$40,016	$35,948

(In thousands)	At June 30, 2014	At December 31, 2013
Total assets	$7,932,722	$7,809,343
Total loans	6,758,378	6,693,493
Total deposits	10,246,593	10,014,509
Net interest income increased $1.5 million in the three months ended June 30, 2014 from the comparable period in 2013. The increase is primarily a result of growth in the Business Banking loan and deposits, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $1.3 million in the three months ended June 30, 2014 from the comparable period in 2013. Community Banking continues to experience improvement in asset quality and lower levels of non-performing and classified loans. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. Non-interest income decreased $5.9 million in the three months ended June 30, 2014 from the comparable period in 2013 primarily due to lower gains from the sale of mortgage loans. Gains on the sale of mortgages for the three months ended June 30, 2014 decreased $6.0 million from the comparable period in 2013 due to a decline in volume and spread on mortgage loan sales. Non-interest expense decreased $3.1 million in the three months ended June 30, 2014 from the comparable period in 2013. The decrease is reflective of the improvement in costs related to debit card processing, loan workout, loan repurchases, shared services and lower banking center staffing.

Net interest income increased $4.2 million in the six months ended June 30, 2014 from the comparable period in 2013. The increase is primarily a result of growth in the Business Banking loan and deposits, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $6.2 million in the six months ended June 30, 2014 from the comparable period in 2013. Community Banking continues to experience improvement in asset quality and lower levels of non-performing and classified loans. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. Non-interest income decreased $12.0 million in the six months ended June 30, 2014 from the comparable period in 2013 primarily due to lower gains from the sale of mortgage loans and, to a lesser extent, a decline in deposit service fees. These declines were partially offset by an increase in investment service fees. Gains on the sale of mortgages for the six months ended June 30, 2014 decreased $11.9 million from the comparable period in 2013 due to a decline in volume and spread on mortgage loan sales. Non-interest expense decreased $7.4 million in the six months ended June 30, 2014 from the comparable period in 2013. The decrease is reflective of the improvement in costs related to debit card processing, loan workout, loan repurchases, shared services and lower banking center staffing.
Total loans increased $64.9 million for the period ended June 30, 2014 compared to December 31, 2013. The net increase in loans is related to strong business banking loan growth, while the consumer loan portfolio declined slightly. Loan originations in the three and six months ended June 30, 2014 were $457.5 million and $778.7 million compared to $640.9 million and $1.2 billion in the three and six months ended June 30, 2013. The decrease in originations is due to a significant decline of residential mortgage loan production caused by the reduction in customer refinance activity as mortgage rates increased during the second half of 2013.
Total deposits increased $232.1 million for the period ended June 30, 2014 compared to December 31, 2013 primarily due to a seasonal increase in consumer transaction deposits combined with growth in business banking money market and consumer savings deposits.

Other:
Other includes HSA Bank ("HSA") and Private Banking.
HSA Bank is a bank custodian of health savings accounts. These accounts are used in conjunction with high deductible health plans and are offered through employers or directly to consumers. Additionally, during the second quarter of 2014, HSA Bank expanded its product suite to include health reimbursement arrangement accounts and flexible spending accounts.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Other Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$11,708	$9,987	$23,075	$19,275
Provision (benefit) for loan and lease losses	(81)	69	308	50
Net interest income after provision (benefit)	11,789	9,918	22,767	19,225
Non-interest income	10,108	8,351	19,618	16,496
Non-interest expense	13,540	12,388	28,243	25,199
Income before income taxes	8,357	5,881	14,142	10,522
Income tax expense	2,675	1,823	4,381	3,262
Net income	$5,682	$4,058	$9,761	$7,260

(In thousands)	At June 30, 2014	At December 31, 2013
Total assets	$384,980	$365,863
Total loans	359,566	343,823
Total deposits	1,959,320	1,739,345
Net interest income increased $1.7 million in the three months ended June 30, 2014 from the comparable period in 2013. Of the $1.7 million increase, $1.5 million was due to HSA deposit growth, account growth, and pricing initiatives, and $0.2 million was due to higher loan and deposit balances for Private Banking for the three months ended June 30, 2014. Non-interest income increased $1.8 million in the three months ended June 30, 2014 from the comparable period in 2013. The increase in non-interest income is due to the growth of HSA deposits which more than offset a $0.4 million reduction in non-interest income from Private Banking related to the disposition of non-strategic portfolio assets in the third quarter of 2013. Non-interest expense increased $1.2 million in the three months ended June 30, 2014 from the comparable period in 2013, primarily due to an increase in processing costs to support growth in HSA accounts. This increase was partially offset by reduced expenses related to the disposition of non-strategic assets in the third quarter of 2013.
Net interest income increased $3.8 million in the six months ended June 30, 2014 from the comparable period in 2013. Of the $3.8 million increase, $3.4 million was due to HSA deposit growth, account growth, and pricing initiatives, and $0.4 million was due to higher loan and deposit balances for Private Banking for the six months ended June 30, 2014. Non-interest income increased $3.1 million in the six months ended June 30, 2014 from the comparable period in 2013. The increase in non-interest income is due to the growth of HSA deposits which more than offset a $0.5 million reduction in non-interest income from Private Banking related to the disposition of non-strategic portfolio assets in the third quarter of 2013. Non-interest expense increased $3.0 million in the six months ended June 30, 2014 from the comparable period in 2013, primarily due to an increase in processing costs to support growth in HSA accounts. This increase was partially offset by reduced expenses related to the disposition of non-strategic assets in the third quarter of 2013.
Total deposits increased $220.0 million at June 30, 2014 compared to December 31, 2013, as a result of continued growth in HSA balances. HSA had $692.9 million in linked brokerage accounts at June 30, 2014 compared to $571.8 million at December 31, 2013.
Private Banking total loans increased $15.7 million in the six months ended June 30, 2014, as loan originations and advances outpaced principal paydowns. Loan originations in the three and six months ended June 30, 2014 were $13.9 million and $25.5 million compared to $41.4 million and $70.7 million in the three and six months ended June 30, 2013. The decrease in loan originations reflects the significant decline in residential mortgage refinance activity as mortgage interest rates rose in the second half of 2013.

Private Banking had approximately $1.51 billion and $1.75 billion in assets under management at June 30, 2014 and December 31, 2013, respectively, and $221.0 million and $228.4 million in assets under administration at June 30, 2014 and December 31, 2013, respectively.
Financial Condition
Webster had total assets of $21.5 billion at June 30, 2014 and $20.9 billion at December 31, 2013. Total loans and leases of $13.1 billion, net of allowance for loan and lease losses of $154.9 million at June 30, 2014, increased $573.3 million compared to total loans and leases of $12.5 billion, net of allowance for loan and lease losses of $152.6 million at December 31, 2013. Total deposits of $15.2 billion at June 30, 2014 increased $348.4 million compared to total deposits of $14.9 billion at December 31, 2013. Non-interest-bearing deposits increased 3.9%, while interest-bearing deposits increased 1.9% during the period.
At June 30, 2014, total shareholders' equity of $2.3 billion increased $75.3 million compared to total shareholders' equity of $2.2 billion at December 31, 2013. Changes in shareholders' equity for the six months ended June 30, 2014 included an increase for net income of $98.3 million and decreases for dividends of $31.6 million to common shareholders and $5.3 million in preferred dividends, a repurchase of $10.7 million worth of common stock under the common stock repurchase program, and an increase of $18.6 million of other comprehensive income primarily related to net unrealized gains on securities available for sale. The quarterly cash dividend to common shareholders increased to $0.20 per common share on April 21, 2014 from $0.15 per common share since April 22, 2013. See "Selected Financial Highlights" and "Note 11 - Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster, either directly or through Webster Bank, maintains through its Corporate Treasury Unit an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories: available-for-sale and held-to-maturity. At June 30, 2014, Webster Bank’s portfolio consisted primarily of agency mortgage-backed securities ("MBS"), agency collateralized mortgage obligations ("CMOs"), agency commercial mortgage-backed securities ("ACMBS"), commercial mortgage-backed securities ("CMBS") and municipal securities in held-to-maturity and agency CMOs, agency MBS, CMBS, and CLOs in available-for-sale. The Company's combined carrying value of investment securities totaled $6.5 billion at June 30, 2014 and December 31, 2013. Available-for-sale securities decreased by $126.9 million, primarily due to principal payments and net purchase and sale activity. Held-to-maturity securities increased by $120.1 million, primarily due to the purchases of agency MBS replacing the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the six months ended June 30, 2014 and 2013 was 3.36% and 3.28%, respectively.
For the six months ended June 30, 2014, the Company recorded write-downs of $161.0 thousand for other-than-temporary impairments of its available-for-sale securities related to collateralized loan obligations, identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. Four pooled trust preferred securities, which did not meet the qualifications for retention under the January 14, 2014 joint regulatory agencies press release, were subsequently sold during the first quarter of 2014.The Company held $1.9 billion in investment securities that are in an unrealized loss position at June 30, 2014. Approximately $0.3 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.6 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $50.1 million at June 30, 2014. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. At June 30, 2014, one available for sale investment security, valued at $5.1 million, remains in non-accruing status.

The following tables summarize the amortized cost, carrying value, and fair value of Webster’s investment securities:

	At June 30, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency CMO	682,716	13,816	(723)	695,809	—	—	695,809
Agency MBS	1,174,246	13,492	(20,611)	1,167,127	—	—	1,167,127
Agency CMBS	81,046	45	(111)	80,980	—	—	80,980
CMBS	484,018	27,042	(24)	511,036	—	—	511,036
CLO (1)	357,433	449	—	357,882	—	—	357,882
Pooled trust preferred securities (2)	14,551	—	(3,216)	11,335	—	—	11,335
Single issuer trust preferred securities	41,892	78	(3,137)	38,833	—	—	38,833
Corporate debt	107,738	5,088	—	112,826	—	—	112,826
Equity securities-financial institutions (3)	2,314	1,364	—	3,678	—	—	3,678
Total available for sale	$2,946,479	$61,374	$(27,822)	$2,980,031	$—	$—	$2,980,031
Held-to-maturity:
Agency CMO	$317,408	$—	$—	$317,408	$9,096	$(453)	$326,051
Agency MBS	2,204,891	—	—	2,204,891	59,881	(19,924)	2,244,848
Agency CMBS	279,926	—	—	279,926	585	(232)	280,279
Municipal bonds and notes	380,268	—	—	380,268	15,047	(71)	395,244
CMBS	289,090	—	—	289,090	11,238	(1,609)	298,719
Private Label MBS	7,220	—	—	7,220	137	—	7,357
Total held-to-maturity	$3,478,803	$—	$—	$3,478,803	$95,984	$(22,289)	$3,552,498

Total investment securities	$6,425,282	$61,374	$(27,822)	$6,458,834	$95,984	$(22,289)	$6,532,529

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLO (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate Debt	108,936	4,155	—	113,091	—	—	113,091
Equity securities-financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

Total investment securities	$6,469,633	$57,645	$(61,626)	$6,465,652	$73,409	$(61,218)	$6,477,843

(1)	Amortized cost is net of $2.8 million and $2.6 million of OTTI at June 30, 2014 and December 31, 2013, respectively.

(2)	Amortized cost is net of $7.0 million and $14.0 million of OTTI at June 30, 2014 and December 31, 2013, respectively.

(3)	Amortized cost is net of $20.4 million of OTTI at June 30, 2014 and December 31, 2013.

For the six months ended June 30, 2014, the Federal Reserve maintained the federal funds rate flat, at, or below 0.25% in response to the economic environment. Credit spreads generally tightened given the prospects for a sustained low interest rate environment. The benchmark 10-year US Treasury rate declined to 2.52% on June 30, 2014 from 3.03% on December 31, 2013. This decline in interest rates was generally positive for longer duration investments in the portfolio. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds - The Company has investments in private equity funds. These investments, which totaled $9.9 million at June 30, 2014 and $10.4 million at December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 14 - Fair Value Measurements. The Company recognized a net loss of $231.8 thousand and $284.5 thousand for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments - The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.8 million at June 30, 2014 and December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. There were no impairments recorded for the six months ended June 30, 2014 and 2013.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. On April 7, 2014, the Federal Reserve Board announced two additional one-year extensions to comply with the Volcker Rule's provisions regarding collateralized loan obligations. Conformance with the final rule is required by July 21, 2017, for certain non-compliant Covered funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,299,835	24.9	$3,308,472	26.1
Construction	58,040	0.4	45,495	0.4
Total residential	3,357,875	25.3	3,353,967	26.5
Consumer:
Home equity	2,358,204	17.8	2,355,257	18.5
Liquidating - home equity	99,577	0.7	104,902	0.8
Other consumer	76,432	0.6	60,681	0.5
Total consumer	2,534,213	19.1	2,520,840	19.8
Commercial:
Commercial non-mortgage	2,989,087	22.5	2,734,025	21.5
Asset-based	625,740	4.7	560,666	4.4
Total commercial	3,614,827	27.2	3,294,691	25.9
Commercial real estate:
Commercial real estate	3,097,142	23.3	2,856,110	22.5
Commercial construction	198,700	1.5	205,397	1.6
Total commercial real estate	3,295,842	24.8	3,061,507	24.1
Equipment financing	460,028	3.5	455,434	3.6
Net unamortized premiums	5,010	—	5,466	—
Net deferred costs	7,585	0.1	7,871	0.1
Total loans and leases	$13,275,380	100.0	$12,699,776	100.0
Accrued interest receivable	38,233		36,433
Total recorded investment in loans and leases	$13,313,613		$12,736,209

Total residential loans were $3.4 billion at June 30, 2014, a net increase of $3.9 million from December 31, 2013. The net increase as of June 30, 2014 is due to a $12.5 million increase in construction loans, most noticeably in the second half of the period, partially offset by an $8.6 million decrease in 1-4 family loans from repayment activity, most notably in the first half of the period.
Total consumer loans were $2.5 billion at June 30, 2014, a net increase of $13.4 million from December 31, 2013. The increase is primarily due to the purchase of mainly in footprint loans during the three months ended June 30, 2014.
Total commercial loans were $3.6 billion at June 30, 2014, an net increase of $320.1 million from December 31, 2013. The growth in commercial loans is primarily related to new originations of $684.1 million in commercial non-mortgage for the six months ended June 30, 2014. Asset-based loans increased $65.1 million from December 31, 2013, reflective of $112.7 million in originations and line usage during the six months ended June 30, 2014.
Total commercial real estate loans were $3.3 billion at June 30, 2014, an net increase of $234.3 million from December 31, 2013 as a result of originations of $542.6 million during the six months ended June 30, 2014, offset by loan payments.
Equipment financing loans and leases were $460.0 million at June 30, 2014, a net increase of $4.6 million from December 31, 2013, primarily the result of $91.9 million in originations during the six months ended June 30, 2014, offset by loan payments.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At June 30, 2014	At December 31, 2013
Non-performing loans and leases as a percentage of loans and leases (1)	1.09%	1.28%
Non-performing assets as a percentage of total assets (1)	0.70	0.82
Non-performing assets as a percentage of loans and leases plus OREO (1)	1.14	1.35
Net charge-offs as a percentage of average loans and leases (2)	0.25	0.47
Allowance for loan and lease losses as a percentage of loans and leases	1.17	1.20
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	107.19	93.65
Ratio of allowance for loan and lease losses to net charge-offs (2)	4.85x	2.63x
(1) These ratios reflect the impact of residential and consumer loans that were reclassified from non-accrual to accrual status in the six months ended June 30, 2014 primarily as a result of updated regulatory guidance issued in the first quarter of 2014.
(2) Calculated for the June 30, 2014 period based on year-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family (3)	$67,943	2.06	$80,988	2.45
Construction	496	0.85	382	0.84
Total residential	68,439	2.04	81,370	2.43
Consumer:
Home equity (3)	36,322	1.54	45,434	1.93
Liquidating - home equity	5,475	5.50	6,245	5.95
Other consumer	204	0.27	139	0.23
Total consumer	42,001	1.66	51,818	2.06
Commercial:
Commercial non-mortgage	14,152	0.47	10,933	0.40
Commercial real estate:
Commercial real estate	15,104	0.49	13,428	0.47
Commercial construction	3,919	1.97	4,235	2.06
Total commercial real estate	19,023	0.58	17,663	0.58
Equipment financing	863	0.19	1,141	0.25
Total non-performing loans and leases (4)	$144,478	1.09	$162,925	1.28
Deferred costs and unamortized premiums	276		303
Total recorded investment in non-performing loans and leases	$144,754		$163,228

Total non-performing loans and leases (4)	$144,478		$162,925
Foreclosed and repossessed assets:
Residential and consumer	3,391		4,930
Commercial	3,338		3,752
Total foreclosed and repossessed assets	$6,729		$8,682
Total non-performing assets (5)	$151,207		$171,607

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the three months ended June 30, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

(4)	Includes non-accrual restructured loans and leases of $81.7 million at June 30, 2014 and $102.9 million at December 31, 2013.

(5)	Excludes one non-accrual available for sale security of $5.1 million at June 30, 2014 and $5.2 million at December 31, 2013.
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

The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2014	2013
Non-performing loans and leases, beginning of period	$162,925	$194,799
Additions	57,649	82,580
Paydowns/draws on existing non-performing loans and leases, net	(39,322)	(54,588)
Reclassification of Chapter 7 Loans to accrual status	(17,601)	—
Charge-offs	(17,085)	(31,699)
Other reductions	(2,088)	(4,401)
Non-performing loans and leases, end of period	$144,478	$186,691
Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2014 and December 31, 2013 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At June 30, 2014, there were 1,800 impaired loans and leases with a recorded investment balance of $336.8 million, which included loans and leases of $227.1 million with an impairment allowance of $20.4 million. There were loans and leases of $194.2 million measured using the present value of expected cash flows and $142.6 million measured using the fair value of associated collateral. Approximately 61% of the $142.6 million of the collateral dependent loans and leases at June 30, 2014 relied on third-party appraisals to assist in measuring impairment. At December 31, 2013, there were 1,836 impaired loans and leases with a recorded investment balance of $349.1 million, which included loans and leases of $221.0 million with an impairment allowance of $20.5 million. There were loans and leases of $236.7 million measured using the present value of expected cash flows and $112.4 million measured using the fair value of associated collateral. Approximately 86% of the $112.4 million of the collateral dependent loans and leases at December 31, 2013 relied on third-party appraisals to assist in measuring impairment.

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
The following table provides information for TDRs:

(In thousands)	At June 30, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$238,411	$238,926
Non-accrual status (1)	86,800	102,972
Total recorded investment of TDRs	$325,211	$341,898

Accruing TDRs performing under modified terms more than one year	67.5%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,802	$20,360
Additional funds committed to borrowers in TDR status	1,381	1,262

(1)
A total of $17.6 million residential and consumer loans were reclassified from non-accrual to accrual status in the six months ended June 30, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

The following table provides detail of TDR activity:

	Six months ended June 30,
(In thousands)	2014	2013
TDRs, beginning of period	$341,898	$404,161
Additions	13,821	30,865
Paydowns/draws on existing TDRs, net	(21,466)	(28,685)
Charge-offs post modification	(8,140)	(14,091)
Transfers to OREO	(902)	(1,120)
TDRs, end of period	$325,211	$391,130
See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$17,826	0.54	$17,929	0.54
Construction	—	—	356	0.78
Consumer:
Home equity	18,348	0.78	18,290	0.78
Liquidating - home equity	2,105	2.11	1,806	1.72
Other consumer	608	0.80	636	1.05
Commercial:
Commercial non-mortgage	5,045	0.17	4,100	0.15
Commercial real estate:
Commercial real estate	1,610	0.05	4,897	0.17
Equipment financing	290	0.06	362	0.08
Total loans and leases past due 30-89 days	45,832	0.35	48,376	0.38
Past due 90 days or more accruing:
Commercial non-mortgage	186	0.01	4,269	0.16
Commercial real estate	925	0.03	232	0.01
Total loans and leases past due 90 days and accruing	1,111	0.01	4,501	0.04
Total loans and leases over 30 days delinquent	$46,943	0.35	$52,877	0.42
Deferred costs and unamortized premiums	119		189
Accrued interest	604		669
Total recorded investment over 30 day delinquent loans	$47,666		$53,735

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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
The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, nature and performance, and by economic factors, nationally or, specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of June 30, 2014.

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
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include, staffing, concentrations, and macro economic activity. The quantitative and qualitative contributing factors are consistent with interagency guidance.
At June 30, 2014, the allowance for loan and lease losses was $154.9 million, which is 1.17% of the total loan and lease portfolio and 107.19% of total non-performing loans and leases. This compares with an allowance of $152.6 million, which is 1.20% of the total loan and lease portfolio and 93.65% of total non-performing loans and leases at December 31, 2013.
The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$19,054	0.57	$20,580	0.61
Consumer	33,867	1.33	39,551	1.56
Commercial	51,632	1.43	47,706	1.45
Commercial real estate	34,144	1.04	29,883	0.98
Equipment financing	5,539	1.19	3,912	0.85
Unallocated	10,632	—	10,941	—
Total ALLL	$154,868	1.17	$152,573	1.20
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The ALLL reserve associated with loans and leases individually evaluated for impairment at June 30, 2014, decreased $0.1 million compared to December 31, 2013. The reduction in the reserve is primarily due to decreases in loan balances with resolution of larger commercial credits through payoff or sale, offset by the addition of new commercial impaired loans.
As of June 30, 2014, the ALLL reserve allocated to the residential loan portfolio decreased $1.5 million compared to December 31, 2013. The decrease is due to declines in delinquent and non-performing loans as well as a decrease in estimated forward-looking losses and reduced impairment levels on modified loans.
The ALLL reserve allocated to the consumer portfolio at June 30, 2014 decreased $5.7 million compared to December 31, 2013. The decrease is due to a reduction in the consumer loan balances year over year and improved delinquency and non-accrual trends, while the forward-looking loss projection continues to decline.
The ALLL reserve allocated to the commercial portfolio at June 30, 2014 increased $3.9 million compared to December 31, 2013. The increase is driven primarily by loan growth coupled with a moderate increase in classified loans.
The ALLL reserve allocated to the commercial real estate portfolio at June 30, 2014 increased $4.3 million compared to December 31, 2013. The increase is driven primarily by loan growth coupled with a moderate increase in classified loans.
As of June 30, 2014, the ALLL reserve allocated to the equipment financing portfolio increased $1.6 million compared to December 31, 2013. The increase is based on higher outstanding balances as well as improved credit metrics. There were reductions in delinquent, non-accrual, and classified loans and leases during 2014.

The portion of the ALLL reserve at June 30, 2014, attributable to qualitative and contributing factors that are driven by macroeconomic and environmental impacts, which can have an incremental, or regressive, impact on losses incurred in the loan portfolio, decreased $0.3 million compared to December 31, 2013. The reduction is primarily due to improvement in related economic factors during the periods.
The following tables provide detail of activity in the allowance for loan and lease losses and the reserve for unfunded credit commitments:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Allowance for loan and lease losses, beginning balance	$153,600	$167,840	$152,573	$177,129
Provision	9,250	8,500	18,250	16,000
Charge-offs:
Residential	(1,840)	(2,112)	(2,998)	(5,048)
Consumer	(5,286)	(7,331)	(10,172)	(17,738)
Commercial	(3,685)	(6,156)	(6,833)	(10,495)
Commercial real estate	(447)	(2,510)	(2,852)	(6,270)
Equipment financing	(20)	(4)	(20)	(91)
Total charge-offs	(11,278)	(18,113)	(22,875)	(39,642)
Recoveries:
Residential	507	440	767	690
Consumer	1,202	2,261	2,315	4,083
Commercial	1,121	1,058	2,094	2,657
Commercial real estate	69	552	548	793
Equipment financing	397	904	1,196	1,732
Total recoveries	3,296	5,215	6,920	9,955
Net charge-offs	(7,982)	(12,898)	(15,955)	(29,687)
Allowance for loan and lease losses, ending balance	$154,868	$163,442	$154,868	$163,442

Reserve for unfunded credit commitments: (1)
Reserve for unfunded credit commitments, beginning balance	$4,711	$5,137	$4,384	$5,662
Provision (benefit)	38	(544)	365	(1,069)
Reserve for unfunded credit commitments, ending balance	$4,749	$4,593	$4,749	$4,593
(1) The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Net charge-offs for the three and six months ended June 30, 2014 were $8.0 million and $16.0 million, respectively, consisting of $1.3 million and $2.2 million, respectively, in net charges for residential loans, $4.1 million and $7.9 million, respectively, in net charges for consumer loans, $2.6 million and $4.7 million, respectively, in net charges for commercial loans, $0.4 million and $2.3 million, respectively, in net charges for commercial real estate loans, and net recoveries of $0.4 million and $1.2 million, respectively, for equipment financing loans and leases. Net charge-offs decreased by $4.9 million and $13.7 million during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decrease in net charge-off activity reflects lower levels of losses offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three and six months ended June 30, 2014. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net charge-offs (recoveries) (1)
Residential	0.16%	0.20%	0.13%	0.26%
Consumer	0.64	0.79	0.62	1.06
Commercial	0.29	0.68	0.27	0.53
Commercial real estate	0.05	0.28	0.15	0.39
Equipment financing	(0.33)	(0.90)	(0.51)	(0.81)
Total net charge-offs to total average loans and leases	0.24%	0.43%	0.25%	0.49%
(1) Calculated based on period to date net charge-offs, annualized.

Sources of Funds
Deposits are the primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs. Additional sources of funds include Federal Home Loan Bank advances and other borrowings, loan and mortgage-backed securities repayments, securities sale proceeds and maturities, and operating activities. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions, and are inherently uncertain.
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 166 banking centers within our primary market area.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $15.2 billion at June 30, 2014 compared to $14.9 billion at December 31, 2013. Deposits have been increasing steadily, led primarily by increases in health savings accounts. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $117.9 million of FHLB capital stock as of June 30, 2014 and $108.2 million as of December 31, 2013 for its membership and for outstanding advances and other extensions of credit. The FHLB most recently declared a cash dividend equal to an annual yield of 1.49% on April 25, 2014.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2014 and December 31, 2013 Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings
Borrowings, utilized as a source of funding for liquidity and interest rate risk management purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby the Company delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. In addition, Webster Bank may utilize term and overnight Federal funds to meet short-term liquidity needs.
The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. On February 11, 2014, Webster completed an underwritten public offering for 4.375% senior fixed-rate notes maturing in 2024, then used cash-on-hand to pay off the 5.125% senior fixed-rate notes which matured on April 15, 2014.
Total borrowed funds were $3.8 billion at June 30, 2014 as compared to $3.6 billion at December 31, 2013. Borrowings represented 17.9% and 17.3% of total assets at June 30, 2014 and December 31, 2013, respectively. For additional information, see Note 7 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 8 - Federal Home Loan Bank Advances, and Note 9 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity
Webster meets its cash flow requirements at a reasonable cost under various operating environments through proactive liquidity management at both the Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities which can be utilized to secure funding or sold, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength.
Holding Company Liquidity
Webster’s primary sources of liquidity at the Company level are dividends from Webster Bank, investment income and net proceeds from investment sales, borrowings, and public offerings. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2013 Form 10-K. At June 30, 2014, there were $213.2 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $50.0 million dividends to the holding company during the six months ended June 30, 2014.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2014, a total of 423,084 shares of common stock were repurchased at a cost of approximately $12.9 million, of which 73,084 shares were purchased to fund employee compensation plans at a cost of approximately $2.2 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $10.7 million. At June 30, 2014, there was $39.3 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity
Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 87.3% and 85.5% at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, FHLB advances totaled $2.2 billion and $2.1 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.1 billion and $1.0 billion at June 30, 2014 and December 31, 2013, respectively. Webster Bank also had additional borrowing capacity at the FRB of $0.9 billion and $0.7 billion at June 30, 2014 and December 31, 2013, respectively. In addition, unpledged securities of $3.6 billion could have been used to increase borrowing capacity, either by $3.2 billion at the FHLB or by $3.3 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at June 30, 2014.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, considers such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2014. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2014, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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

Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are used to manage customers funding requests. For the six months ended June 30, 2014, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over 12 months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of June 30, 2014 and 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2014 and December 31, 2013, might have on Webster’s net interest income ("NII") for the subsequent twelve month period.

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2014	N/A	N/A	0.7%	1.8%
December 31, 2013	N/A	N/A	0.1%	0.6%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2014 and December 31, 2013, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2014	N/A	N/A	1.5%	3.5%
December 31, 2013	N/A	N/A	0.7%	2.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario as of June 30, 2014 and December 31, 2013 assumed a federal funds rate of 0.25%. NII and PPNR results are more positive since December 31, 2013 due to increases in HSA and DDA balances, as well as slower forecasted prepayment speeds in the MBS and Residential Mortgage portfolios. As the federal funds rate was at 0.25% on June 30, 2014, the -100 and -200 basis point scenarios have been excluded. The interest rate risk position continues to take advantage of the moderately steep yield curve and extended period of low short-term interest rates. Webster is well within policy limits for all scenarios.

Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in the Condensed Consolidated Statements of Income.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting June 30, 2014 and December 31, 2013.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2014	N/A	N/A	(0.6)%	(0.9)%	(3.9)%	(1.8)%	1.4%	2.7%
December 31, 2013	N/A	N/A	(1.1)%	(2.0)%	(2.8)%	(1.4)%	1.3%	2.6%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2014 and December 31, 2013.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2014	N/A	N/A	(0.6)%	(1.0)%	(7.2)%	(3.0)%	2.3%	4.5%
December 31, 2013	N/A	N/A	(1.4)%	(2.6)%	(4.5)%	(2.1)%	2.1%	4.3%
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
There was essentially no change in NII and PPNR at risk to the long end of the yield curve moving up and down since December 31, 2013. Sensitivity to the short end of the yield curve was less negative for both NII and PPNR due to increases in forecasted HSA and DDA balances. Webster is within policy for all scenarios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2014 and December 31, 2013, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 BP	+100 BP
June 30, 2014
Assets	$21,524,337	$21,371,333	N/A	$(474,370)
Liabilities	19,239,859	18,745,081	N/A	(423,047)
Total	$2,284,478	$2,626,252	N/A	$(51,323)
Net change as % base net economic value				(2.0)%

December 31, 2013
Assets	$20,852,999	$20,589,480	N/A	$(571,146)
Liabilities	18,643,811	18,108,291	N/A	(374,071)
Total	$2,209,188	$2,481,189	N/A	$(197,075)
Net change as % base net economic value				(7.9)%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.4 years at June 30, 2014. At the end of 2013, the duration gap was a positive 0.5 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to decreased asset duration at June 30, 2014 driven primarily by the decreased duration of the securities portfolio and increased liability duration at June 30, 2014 driven primarily by the issuance of $150 million aggregate principal amount of senior notes during the first quarter of 2014.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2014 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2014, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
April 1-30, 2014	22,205	$30.75	21,929	$39,258,677
May 1-31, 2014	—	$—	—	$39,258,677
June 1-30, 2014	3,015	$29.63	—	$39,258,677
Total	25,220	$30.62	21,929	$39,258,677

(1)
The Company’s current stock repurchase program, which was announced on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated. Included in the total number of shares purchased during the three months ended June 30, 2014 were 3,291 shares purchased outside of the repurchase program in the open market to fund equity compensation plans.

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

3.7	Bylaws, as amended effective June 9, 2014 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2014 and incorporated herein by reference).
10	Material Contracts
10.1*	Change of Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues.
10.2*	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

* Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 6, 2014	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: August 6, 2014	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2014	By:	/S/ GREGORY S. MADAR
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

3.7	Bylaws, as amended effective June 9, 2014 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2014 and incorporated herein by reference).
10	Material Contracts
10.1*	Change of Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues.
10.2*	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
* Management contracts or compensatory plans or arrangements.