Form 10-Q
period 2014-09-30
WEBSTER FINANCIAL CORP
filed 2014-11-05
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2014 was 90,245,947.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$207,128	$223,616
Interest-bearing deposits	105,394	23,674
Securities available-for-sale, at fair value	2,873,886	3,106,931
Securities held-to-maturity (fair value of $3,699,825 and $3,370,912)	3,641,979	3,358,721
Federal Home Loan Bank and Federal Reserve Bank stock	171,174	158,878
Loans held for sale	26,083	20,802
Loans and leases	13,513,502	12,699,776
Allowance for loan and lease losses	(156,482)	(152,573)
Loans and leases, net	13,357,020	12,547,203
Deferred tax asset, net	62,884	65,109
Premises and equipment, net	118,608	121,605
Goodwill	529,887	529,887
Other intangible assets, net	3,082	5,351
Cash surrender value of life insurance policies	438,100	430,535
Accrued interest receivable and other assets	291,657	260,687
Total assets	$21,826,882	$20,852,999
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,256,741	$3,128,152
Interest-bearing	12,290,177	11,726,268
Total deposits	15,546,918	14,854,420
Securities sold under agreements to repurchase and other borrowings	1,236,975	1,331,662
Federal Home Loan Bank advances	2,290,204	2,052,421
Long-term debt	226,208	228,365
Accrued expenses and other liabilities	215,727	176,943
Total liabilities	19,516,032	18,643,811
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,381,269 and 93,366,673 shares	934	934
Paid-in capital	1,128,453	1,125,584
Retained earnings	1,172,372	1,080,488
Treasury stock, at cost (3,292,072 and 3,407,256 shares)	(106,639)	(100,918)
Accumulated other comprehensive loss	(35,919)	(48,549)
Total shareholders' equity	2,310,850	2,209,188
Total liabilities and shareholders' equity	$21,826,882	$20,852,999
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$129,227	$123,257	$379,008	$365,262
Taxable interest and dividends on securities	46,349	42,722	142,442	128,320
Non-taxable interest on securities	4,099	5,201	13,109	16,586
Loans held for sale	239	573	631	1,761
Total interest income	179,914	171,753	535,190	511,929
Interest Expense:
Deposits	11,345	10,908	32,840	35,782
Securities sold under agreements to repurchase and other borrowings	4,587	5,283	14,874	15,522
Federal Home Loan Bank advances	4,203	3,753	12,052	12,299
Long-term debt	2,409	1,822	7,631	5,482
Total interest expense	22,544	21,766	67,397	69,085
Net interest income	157,370	149,987	467,793	442,844
Provision for loan and lease losses	9,500	8,500	27,750	24,500
Net interest income after provision for loan and lease losses	147,870	141,487	440,043	418,344
Non-interest Income:
Deposit service fees	26,489	25,170	77,503	73,786
Loan related fees	5,479	5,840	14,851	15,930
Wealth and investment services	8,762	8,095	26,429	24,781
Mortgage banking activities	1,805	665	3,093	13,584
Increase in cash surrender value of life insurance policies	3,346	3,516	9,900	10,348
Net gain on sale of investment securities	42	269	4,378	708
Impairment loss recognized in earnings	(85)	—	(246)	—
Other income	5,071	2,702	12,425	7,649
Total non-interest income	50,909	46,257	148,333	146,786
Non-interest Expense:
Compensation and benefits	66,849	64,862	198,931	196,680
Occupancy	11,557	11,994	35,807	36,710
Technology and equipment	15,419	14,895	46,166	45,743
Intangible assets amortization	432	1,242	2,269	3,726
Marketing	4,032	3,649	11,461	12,277
Professional and outside services	2,470	2,254	6,441	5,931
Deposit insurance	5,938	5,300	16,814	15,998
Other expense	17,945	18,085	53,955	54,355
Total non-interest expense	124,642	122,281	371,844	371,420
Income before income tax expense	74,137	65,463	216,532	193,710
Income tax expense	23,679	18,158	67,795	57,915
Net income	50,458	47,305	148,737	135,795
Preferred stock dividends	(2,639)	(2,639)	(7,917)	(8,164)
Net income available to common shareholders	$47,819	$44,666	$140,820	$127,631

Net income per common share:

Basic	$0.53	$0.50	$1.56	$1.44

Diluted	0.53	0.49	1.55	1.41
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$50,458	$47,305	$148,737	$135,795
Other comprehensive (loss) income, net of tax	(5,924)	6,198	12,630	(26,675)
Comprehensive income	$44,534	$53,503	$161,367	$109,120
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Net income	—	—	—	148,737	—	—	148,737
Other comprehensive income, net of tax	—	—	—	—	—	12,630	12,630
Dividends on common stock and dividend equivalents declared $0.55 per share	—	—	41	(49,672)	—	—	(49,631)
Dividends on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	(1,845)
Dividends on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Exercise of stock options	—	—	(1,517)	—	3,256	—	1,739
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,218)	—	(2,218)
Stock-based compensation, net of tax impact	—	—	3,909	736	3,982	—	8,627
Common stock issued	—	—	436	—	—	—	436
Balance at September 30, 2014	$151,649	$934	$1,128,453	$1,172,372	$(106,639)	$(35,919)	$2,310,850

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Net income	—	—	—	135,795	—	—	135,795
Other comprehensive loss, net of tax	—	—	—	—	—	(26,675)	(26,675)
Dividends on common stock and dividend equivalents declared $0.40 per share	—	—	10	(35,280)	—	—	(35,270)
Dividends on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	(1,845)
Dividends on Series E preferred stock $1,248.89 per share	—	—	—	(6,319)	—	—	(6,319)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Exercise of stock options	—	—	(729)	—	1,713	—	984
Shares acquired related to employee share-based compensation plans	—	—	—	—	(381)	—	(381)
Stock-based compensation, net of tax impact	—	—	2,747	(2,407)	7,335	—	7,675
Common stock issued	—	26	(21,274)	(36,254)	57,697	—	195
Balance at September 30, 2013	$151,649	$933	$1,126,344	$1,054,117	$(106,443)	$(58,941)	$2,167,659
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2014	2013
Operating Activities:
Net income	$148,737	$135,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	27,750	24,500
Deferred tax expense	4,388	11,221
Depreciation and amortization	23,509	27,455
Amortization of earning assets and funding premium/discount, net	37,127	50,781
Stock-based compensation	7,793	7,757
Gain on sale, net of write-down, on foreclosed and repossessed assets	(1,059)	(1,072)
Gain on sale, net of write-down, on premises and equipment	(349)	(59)
Impairment loss recognized in earnings	246	—
(Gain) loss on alternative investments	(713)	354
Loss on fair value adjustment of derivative instruments	585	290
Net gain on the sale of investment securities	(4,378)	(708)
Increase in cash surrender value of life insurance policies	(9,900)	(10,348)
Gain from life insurance policies	(671)	(1,070)
Gain on sale of loans held for sale	(3,093)	(13,584)
Proceeds from sale of loans held for sale	207,530	670,226
Originations of loans held for sale	(209,585)	(592,368)
Net (increase) decrease in accrued interest receivable and other assets	(51,113)	82,805
Net increase (decrease) in accrued expenses and other liabilities	18,953	(16,743)
Net cash provided by operating activities	195,757	375,232
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(81,720)	37,243
Purchases of available-for-sale securities	(92,343)	(835,364)
Proceeds from maturities and principal payments of available-for-sale securities	317,973	621,385
Proceeds from sales of available-for-sale securities	38,075	44,261
Purchases of held-to-maturity securities	(732,767)	(702,017)
Proceeds from maturities and principal payments of held-to-maturity securities	431,571	587,998
Net purchase of Federal Home Loan Bank stock	(12,296)	(3,248)
Net increase in loans	(840,342)	(503,397)
Proceeds from life insurance policies	760	1,768
Proceeds from the sale of foreclosed properties and repossessed assets	7,804	5,741
Proceeds from the sale of premises and equipment	2,641	1,304
Purchases of premises and equipment	(19,908)	(11,247)
Net cash used for investing activities	(980,552)	(755,573)
Financing Activities:
Net increase in deposits	692,498	468,696
Proceeds from Federal Home Loan Bank advances	5,352,931	3,178,120
Repayments of Federal Home Loan Bank advances	(5,115,130)	(3,403,245)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(94,687)	296,130
Issuance of long-term debt	150,000	—
Repayment of long-term debt	(150,000)	(102,579)
Dividends paid to common shareholders	(49,672)	(35,176)
Dividends paid to preferred shareholders	(7,917)	(8,164)
Exercise of stock options	1,739	984
Excess tax benefits from stock-based compensation	1,068	255
Common stock issued	436	195
Common stock repurchased	(10,741)	—
Shares acquired related to employee share-based compensation plans	(2,218)	(381)
Common stock warrants repurchased	—	(30)
Net cash provided by financing activities	768,307	394,805
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2014	2013
Net (decrease) increase in cash and due from banks	(16,488)	14,464
Cash and due from banks at beginning of period	223,616	252,283
Cash and due from banks at end of period	$207,128	$266,747

Supplemental disclosure of cash flow information:
Interest paid	$69,737	$66,582
Income taxes paid	82,155	42,507
Noncash investing and financing activities:
Transfer of loans and leases, net to foreclosed properties and repossessed assets	$3,289	$9,295
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At September 30, 2014, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
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
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has at least a majority of the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these Condensed Consolidated Financial Statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value measurements of financial instruments and evaluation of investments for other-than-temporary impairment, the valuation of goodwill, the deferred tax asset valuation allowance, and pension and other postretirement benefits, as well as the status of contingencies, are particularly subject to change.
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

Investment Securities. Investment securities are classified as available-for-sale or held-to-maturity at the time of purchase and any subsequent change to classification is reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities in the held-to-maturity portfolio are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income according to a constant yield methodology. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses, net of taxes, recorded as a component of other comprehensive income (“OCI”). Securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the time of transfer and the respective gain or loss is recorded as a separate component of OCI and then amortized as an adjustment to interest income over the remaining life of the security.
All securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position are evaluated for other-than-temporary impairment ("OTTI") on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, in addition to the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value and the loss is recorded in non-interest income in the accompanying Condensed Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge to a debt security would be recognized as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income. The remaining loss component would be recorded to accumulated other comprehensive income ("AOCI"). A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Condensed Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Loans Held for Sale. Loans typically are classified as held for sale upon origination based on management's intent to sell such loans. Loans held for sale are carried at the lower of cost or fair value. Non-residential mortgage loans held for sale are carried at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income in the Condensed Consolidated Statements of Income. Gains or losses on the sale of loans held for sale are recorded as non-interest income. Direct loan origination costs and fees are deferred and are recognized as part of the gain or loss at the time of sale.
Loans. Loans are stated at the principal amount outstanding, net of amounts charged off, unamortized premiums and discounts, and deferred loan fees and/or costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans adjusted for estimated prepayments when applicable. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding.
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
When a loan is placed on non-accrual status, the accrual of interest is discontinued and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans, any payment received on a non-accrual loan is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received on a cash basis. Except for loans discharged under Chapter 7 of the Bankruptcy Code, loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a Chapter 7 discharged bankruptcy loan is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, is a closed-end amortizing loan, fully collateralized, and post-discharge had at least six consecutive months of current payments.

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
The ALLL consists of the following three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company.
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
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, included within other liabilities, are reported as a component of other expense in the accompanying Condensed Consolidated Statements of Income.
Troubled Debt Restructurings. A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications, forbearance and/or other concessions. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification, may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
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
Recently Adopted Accounting Standards Updates
ASU No. 2013-11 - Income Taxes (Topic 740) - "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, as applicable. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. This update was adopted effective January 1, 2014 and will be applied prospectively; however, its netting provisions are consistent with the Company’s previous presentation, as applicable, and as a result do not require additional disclosures.
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
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." The ASU has been issued to require an entity to evaluate going concern uncertainties by assessing information about conditions and events that exist at the date the financial statements are issued and provide footnote disclosures when it is either (i) more likely than not that the entity will be unable to meet its obligations within twelve months after the financial statement date without taking actions outside the ordinary course of business, or (ii) known or probable that the entity will be unable to meet its obligations within twenty-four months after the financial statement date without taking actions outside the ordinary course of business. The amendments are effective for annual periods beginning after January 1, 2017 and also for interim periods beginning after January 1, 2018. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

NOTE 2: Investment Securities
Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At September 30, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency collateralized mortgage obligations (“CMO”)	628,737	10,543	(1,057)	638,223	—	—	638,223
Agency mortgage-backed securities (“MBS”)	1,103,345	11,014	(23,539)	1,090,820	—	—	1,090,820
Agency commercial mortgage-backed securities (“ACMBS”)	80,732	—	(349)	80,383	—	—	80,383
Commercial mortgage-backed securities (“CMBS”)	510,922	21,975	(55)	532,842	—	—	532,842
Collateralized loan obligations ("CLO") (1)	379,741	912	(142)	380,511	—	—	380,511
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	41,936	83	(2,637)	39,382	—	—	39,382
Corporate debt securities	107,132	4,068	—	111,200	—	—	111,200
Equity securities - financial institutions	—	—	—	—	—	—	—
Total available-for-sale	$2,853,070	$48,595	$(27,779)	$2,873,886	$—	$—	$2,873,886
Held-to-maturity:
Agency CMO	$411,128	$—	$—	$411,128	$7,374	$(1,409)	$417,093
Agency MBS	2,181,225	—	—	2,181,225	52,799	(23,068)	2,210,956
Agency CMBS	377,382	—	—	377,382	650	(622)	377,410
Municipal bonds and notes	377,074	—	—	377,074	15,332	(38)	392,368
CMBS	288,692	—	—	288,692	8,833	(2,122)	295,403
Private Label MBS	6,478	—	—	6,478	117	—	6,595
Total held-to-maturity	$3,641,979	$—	$—	$3,641,979	$85,105	$(27,259)	$3,699,825

(1)	Amortized cost is net of $2.8 million of other-than-temporary impairments at September 30, 2014.

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLO (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities - financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available-for-sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairments at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairments at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairments at December 31, 2013.
Contractual Maturities
The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,518	$15,546	$15	$15
Due after one year through five years	107,131	111,200	70,092	73,095
Due after five through ten years	260,350	260,884	67,799	70,457
Due after ten years	2,470,071	2,486,256	3,504,073	3,556,258
Total debt securities	$2,853,070	$2,873,886	$3,641,979	$3,699,825
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At September 30, 2014, the Company had a carrying value of $818.0 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile and effective duration. These maturities do not reflect actual duration which is impacted by prepayment assumptions.
Securities with a carrying value totaling $2.9 billion at September 30, 2014 and $2.7 billion at December 31, 2013 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At September 30, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

Gross Unrealized Losses and Fair Value
The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$82,646	$(278)	$35,915	$(779)	10	$118,561	$(1,057)
Agency MBS	55,408	(262)	665,932	(23,277)	73	721,340	(23,539)
Agency CMBS	36,325	(88)	44,057	(261)	4	80,382	(349)
CMBS	15,000	(41)	9,390	(14)	3	24,390	(55)
CLO	31,858	(142)	—	—	2	31,858	(142)
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	—	—	35,120	(2,637)	7	35,120	(2,637)
Total available-for-sale in an unrealized loss position	$221,237	$(811)	$790,414	$(26,968)	99	$1,011,651	$(27,779)
Held-to-maturity:
Agency CMO	$111,069	$(798)	$25,943	$(611)	10	$137,012	$(1,409)
Agency MBS	258,608	(1,161)	671,769	(21,907)	64	930,377	(23,068)
Agency CMBS	196,139	(622)	—	—	9	196,139	(622)
Municipal bonds and notes	4,311	(6)	3,075	(32)	14	7,386	(38)
CMBS	5,494	(10)	73,167	(2,112)	8	78,661	(2,122)
Total held-to-maturity in an unrealized loss position	$575,621	$(2,597)	$773,954	$(24,662)	105	$1,349,575	$(27,259)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$149,894	$(1,713)	$9,011	$(155)	15	$158,905	$(1,868)
Agency MBS	616,286	(29,537)	279,680	(18,161)	88	895,966	(47,698)
Agency CMBS	70,977	(782)	—	—	3	70,977	(782)
CMBS	52,340	(996)	—	—	7	52,340	(996)
CLO	—	—	—	—	—	—	—
Pooled trust preferred securities	—	—	11,141	(3,410)	2	11,141	(3,410)
Single issuer trust preferred securities	3,777	(381)	31,158	(6,491)	8	34,935	(6,872)
Total available-for-sale in an unrealized loss position	$893,274	$(33,409)	$330,990	$(28,217)	123	$1,224,264	$(61,626)
Held-to-maturity:
Agency CMO	$53,789	$(1,009)	$—	$—	4	$53,789	$(1,009)
Agency MBS	1,045,693	(42,181)	170,780	(11,007)	94	1,216,473	(53,188)
Agency CMBS	90,218	(818)	—	—	4	90,218	(818)
Municipal bonds and notes	46,587	(1,193)	2,166	(35)	51	48,753	(1,228)
CMBS	106,527	(4,059)	14,832	(916)	11	121,359	(4,975)
Total held-to-maturity in an unrealized loss position	$1,342,814	$(49,260)	$187,778	$(11,958)	164	$1,530,592	$(61,218)

Available-for-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were other-than-temporarily impaired at September 30, 2014. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations (CMO) – There were unrealized losses of $1.1 million on the Company’s investment in agency CMO at September 30, 2014, compared to $1.9 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Agency mortgage-backed securities (MBS) – There were unrealized losses of $23.5 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at September 30, 2014, compared to $47.7 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. These investments are issued by a government or a government sponsored agency and therefore are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Agency commercial mortgage-backed securities (ACMBS) - There were unrealized losses of $0.3 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at September 30, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Commercial mortgage-backed securities (CMBS) – There were unrealized losses of $55 thousand on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at September 30, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Collateralized loan obligations (CLO) – There were unrealized losses of $142 thousand on the Company’s investment in Volcker compliant collateralized loan obligations at September 30, 2014 compared to no unrealized losses at December 31, 2013. The unrealized losses increased due to increased CLO spreads during the period. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014. The Company continues to recognize the full write down of CLO positions to market value if they meet the definition of a covered fund under the Volcker Rule effective December 10, 2013.
Pooled trust preferred securities – There were no unrealized losses on the Company's investment in pooled trust preferred securities at September 30, 2014, compared to $3.4 million at December 31, 2013. The decrease in unrealized loss is due to the sale of the remaining two non-investment grade pooled trust preferred securities during the third quarter of 2014. The Company does not hold investments in pooled trust preferred securities at September 30, 2014.
Single issuer trust preferred securities - There were unrealized losses of $2.6 million on the Company's investment in single issuer trust preferred securities at September 30, 2014, compared to $6.9 million at December 31, 2013. Unrealized losses decreased due to lower market spreads which resulted in higher security prices since December 31, 2013. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at September 30, 2014 and December 31, 2013. These securities are currently performing as expected at September 30, 2014.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at September 30, 2014 and December 31, 2013. The equity portfolio was sold at a gain during the current quarter. The Company does not hold investments in equity securities at September 30, 2014.

Held-to-Maturity Impairment Analysis
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at September 30, 2014. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMO – There were unrealized losses of $1.4 million on the Company’s investment in agency CMO at September 30, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses increased due to higher market rates on CMO purchased during the quarter. The contractual cash flows for these investments are performing as expected and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Agency mortgage-backed securities (MBS) – There were unrealized losses of $23.1 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at September 30, 2014, compared to $53.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. These investments are issued by a government or a government sponsored agency and therefore are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Agency commercial mortgage-backed securities (ACMBS) - There were unrealized losses of $0.6 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at September 30, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Municipal bonds and notes – There were unrealized losses of $38 thousand on the Company’s investment in municipal bonds and notes at September 30, 2014, compared to $1.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The municipal portfolio is primarily comprised of bank qualified bonds, over 99.3% with credit ratings of A or better. In addition, the portfolio is comprised of 86.0% general obligation bonds, 13.5% revenue bonds, and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Commercial mortgage-backed securities (CMBS) – There were unrealized losses of $2.1 million on the Company’s investment in commercial mortgage-backed securities issued by entities other than government agencies at September 30, 2014, compared to $5.0 million unrealized losses at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.
Private Label MBS - There were no unrealized losses on the Company's investment in private label residential mortgage-backed securities issued by entities other than government agencies at September 30, 2014 and December 31, 2013. These securities are currently performing as expected at September 30, 2014.
Other-Than-Temporary Impairment
There were additions to OTTI of $85 thousand and $246 thousand for the three and nine months ended September 30, 2014, respectively, and no additions for the three and nine months ended September 30, 2013. The cumulative OTTI related to previously impaired securities was reduced due to the sale of four trust preferred securities during the first quarter of 2014, and the sale of two trust preferred securities and refinancing of two CLO during the third quarter of 2014. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.

The following is a roll forward of the amount of OTTI related to debt securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance of OTTI, beginning of period	$9,738	$10,460	$16,633	$10,460
Reduction for securities sold, called	(7,026)	(1,104)	(14,082)	(1,104)
Additions for OTTI not previously recognized	85	—	246	—
Balance of OTTI, end of period	$2,797	$9,356	$2,797	$9,356
Realized Gains and Losses
The following table summarizes proceeds from available-for-sale securities, the gross realized gains and losses from those sales, and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Proceeds from sales(1)	$16,380	$7,740	$38,075	$44,261

Gross realized gains	$1,812	$269	$6,148	$708
Gross realized losses	(1,770)	—	(1,770)	—
OTTI write-down	(85)	—	(246)	—
Net realized (losses) gains from investment securities	$(43)	$269	$4,132	$708

(1)
Proceeds from sales, for the three and nine months ended September 30, 2014, does not include $25.3 million of unsettled sales transactions at September 30, 2014. The gross realized gains and gross realized losses for the three and nine months ended September 30, 2014 reflect the unsettled sales transactions.

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At September 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$144,355	$51,503	$41,329	$100,560	$1,759	$339,506
Collectively evaluated for impairment	3,321,447	2,538,505	3,602,406	3,261,898	488,391	13,212,647
Recorded investment in loans and leases	3,465,802	2,590,008	3,643,735	3,362,458	490,150	13,552,153
Less: Accrued interest	10,448	8,108	11,744	8,351	—	38,651
Loans and leases	$3,455,354	$2,581,900	$3,631,991	$3,354,107	$490,150	$13,513,502

	At December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,871	$52,179	$52,199	$105,046	$210	$352,505
Collectively evaluated for impairment	3,228,688	2,492,353	3,241,045	2,961,378	460,240	12,383,704
Recorded investment in loans and leases	3,371,559	2,544,532	3,293,244	3,066,424	460,450	12,736,209
Less: Accrued interest	10,134	7,844	10,393	8,062	—	36,433
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both September 30, 2014 and December 31, 2013.

(2)	Loans and leases include net deferred fees and unamortized premiums of $14.5 million and $13.3 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the Company had pledged $5.4 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At September 30, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential: (1)	$9,906	$6,295	$—	$68,402	$84,603	$3,381,199	$3,465,802
Consumer:
Home equity (1)	9,498	7,068	—	38,959	55,525	2,429,571	2,485,096
Other consumer	671	334	—	244	1,249	103,663	104,912
Commercial:
Commercial non-mortgage	8,402	450	795	12,454	22,101	2,972,897	2,994,998
Asset-based	—	—	—	—	—	648,737	648,737
Commercial real estate:
Commercial real estate	991	670	488	14,443	16,592	3,131,467	3,148,059
Commercial construction	—	—	—	3,919	3,919	210,480	214,399
Equipment financing	241	192	—	1,659	2,092	488,058	490,150
Total	$29,709	$15,009	$1,283	$140,080	$186,081	$13,366,072	$13,552,153

(1)	A total of $17.6 million residential and consumer loans was reclassified from non-accrual to accrual status as a result of updated regulatory guidance issued in the first quarter of 2014.

	At December 31, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential:	$11,721	$6,839	$—	$81,520	$100,080	$3,271,479	$3,371,559
Consumer:
Home equity	15,332	5,120	—	51,788	$72,240	2,410,953	$2,483,193
Other consumer	462	193	—	140	795	60,543	61,338
Commercial:
Commercial non-mortgage	3,208	984	4,305	10,946	19,443	2,712,870	2,732,313
Asset-based	—	—	—	—	—	560,931	560,931
Commercial real estate:
Commercial real estate	4,387	587	235	13,456	18,665	2,842,637	2,861,302
Commercial construction	—	—	—	4,237	4,237	200,886	205,123
Equipment financing	299	63	—	1,141	1,503	458,947	460,450
Total	$35,409	$13,786	$4,540	$163,228	$216,963	$12,519,246	$12,736,209
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and nine months ended September 30, 2014 and 2013, had the loans and leases been current in accordance with their original terms, totaled $3.0 million and $7.6 million and $3.5 million and $10.9 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the three months ended September 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$19,054	$33,867	$51,632	$34,144	$5,539	$10,632	$154,868
Provision (benefit) charged to expense	2,006	5,357	2,051	68	344	(326)	9,500
Losses charged off	(1,870)	(6,329)	(2,738)	(139)	(491)	—	(11,567)
Recoveries	261	1,947	1,017	120	336	—	3,681
Balance, end of period	$19,451	$34,842	$51,962	$34,193	$5,728	$10,306	$156,482
Individually evaluated for impairment	$11,501	4,165	$1,717	3,818	$29	$—	$21,230
Collectively evaluated for impairment	$7,950	$30,677	$50,245	$30,375	$5,699	$10,306	$135,252

	At or for the three months ended September 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$26,876	$49,659	$43,847	$28,457	$3,603	$11,000	$163,442
Provision (benefit) charged to expense	1,075	(1,732)	3,783	6,046	(672)	—	8,500
Losses charged off	(3,800)	(5,827)	(3,245)	(4,069)	(10)	—	(16,951)
Recoveries	152	1,188	426	105	683	—	2,554
Balance, end of period	$24,303	$43,288	$44,811	$30,539	$3,604	$11,000	$157,545
Individually evaluated for impairment	$13,003	$3,281	$1,630	$5,397	$—	$—	$23,311
Collectively evaluated for impairment	$11,300	$40,007	$43,181	$25,142	$3,604	$11,000	$134,234

	At or for the nine months ended September 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Provision (benefit) charged to expense	2,711	7,530	10,716	6,633	795	(635)	27,750
Losses charged off	(4,868)	(16,501)	(9,571)	(2,991)	(511)	—	(34,442)
Recoveries	1,028	4,262	3,111	668	1,532	—	10,601
Balance, end of period	$19,451	$34,842	$51,962	$34,193	$5,728	$10,306	$156,482
Individually evaluated for impairment	$11,501	$4,165	$1,717	$3,818	$29	$—	$21,230
Collectively evaluated for impairment	$7,950	$30,677	$50,245	$30,375	$5,699	$10,306	$135,252

	At or for the nine months ended September 30, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	2,835	7,328	8,902	9,146	(2,711)	(1,000)	24,500
Losses charged off	(8,848)	(23,565)	(13,740)	(10,339)	(101)	—	(56,593)
Recoveries	842	5,271	3,083	898	2,415	—	12,509
Balance, end of period	$24,303	$43,288	$44,811	$30,539	$3,604	$11,000	$157,545
Individually evaluated for impairment	$13,003	$3,281	$1,630	$5,397	$—	$—	$23,311
Collectively evaluated for impairment	$11,300	$40,007	$43,181	$25,142	$3,604	$11,000	$134,234

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At September 30, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$159,486	$144,355	$24,272	$120,083	$11,501
Consumer:
Home equity	60,717	51,503	26,885	24,618	4,165
Commercial:
Commercial non-mortgage	50,359	41,329	17,754	23,575	1,717
Commercial real estate:
Commercial real estate	90,230	88,209	42,743	45,466	3,786
Commercial construction	9,438	8,230	7,517	713	32
Equipment financing	2,258	1,759	1,114	645	29
Totals:
Residential	159,486	144,355	24,272	120,083	11,501
Consumer	60,717	51,503	26,885	24,618	4,165
Commercial	50,359	41,329	17,754	23,575	1,717
Commercial real estate	99,668	96,439	50,260	46,179	3,818
Equipment financing	2,258	1,759	1,114	645	29
Total	$372,488	$335,385	$120,285	$215,100	$21,230

	At December 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$158,361	$142,871	$23,988	$118,883	$10,534
Consumer:
Home equity	63,886	52,179	27,323	24,856	4,595
Commercial:
Commercial non-mortgage	59,279	52,199	23,138	29,061	1,878
Commercial real estate:
Commercial real estate	95,013	90,976	42,774	48,202	3,444
Commercial construction	11,725	10,625	10,625	—	—
Equipment financing	249	210	210	—	—
Totals:
Residential	158,361	142,871	23,988	118,883	10,534
Consumer	63,886	52,179	27,323	24,856	4,595
Commercial	59,279	52,199	23,138	29,061	1,878
Commercial real estate	106,738	101,601	53,399	48,202	3,444
Equipment financing	249	210	210	—	—
Total	$388,513	$349,060	$128,058	$221,002	$20,451

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	September 30, 2014	Three months ended September 30, 2014		Nine months ended September 30, 2014		September 30, 2013	Three months ended September 30, 2013		Nine months ended September 30, 2013
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Accrued Interest Income	Cash Basis Interest Income
Residential:
1-4 family	$143,613	$1,144	$305	$3,482	$912	$145,240	$1,015	$520	$3,098	$1,476
Consumer:
Home equity	51,841	372	307	1,100	930	53,850	250	413	748	1,301
Commercial:
Commercial non-mortgage	46,764	617	—	1,787	—	65,808	794	—	2,187	—
Commercial real estate:
Commercial real estate	89,593	933	—	2,585	—	116,307	1,109	—	3,675	—
Commercial construction	9,428	75	—	216	—	16,323	161	—	482	—
Equipment financing	985	11	—	17	—	1,136	6	—	19	—
Totals:
Residential	143,613	1,144	305	3,482	912	145,240	1,015	520	3,098	1,476
Consumer	51,841	372	307	1,100	930	53,850	250	413	748	1,301
Commercial	46,764	617	—	1,787	—	65,808	794	—	2,187	—
Commercial real estate	99,021	1,008	—	2,801	—	132,630	1,270	—	4,157	—
Equipment financing	985	11	—	17	—	1,136	6	—	19	—
Total	$342,224	$3,152	$612	$9,187	$1,842	$398,664	$3,335	$933	$10,209	$2,777
Credit Risk Management. The Company has credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and reviews reports related to loan production, loan quality, concentrations, delinquencies, non-performing and potential problem loans.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
Construction loans on commercial properties have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third-party professionals and the Company's internal staff.

Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage (QM) and non-QM loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures, and underwriting guidelines that include ability-to-repay standards.
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
The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2014	At December 31, 2013	At September 30, 2014	At December 31, 2013	At September 30, 2014	At December 31, 2013
(1) - (6) Pass	$3,474,698	$3,091,154	$3,191,834	$2,947,116	$468,407	$437,033
(7) Special Mention	63,830	87,451	61,354	20,901	2,080	7,979
(8) Substandard	105,008	114,199	108,762	97,822	19,663	15,438
(9) Doubtful	199	440	508	585	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,643,735	$3,293,244	$3,362,458	$3,066,424	$490,150	$460,450
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

Troubled Debt Restructurings. The following table summarizes information for TDRs:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$236,128	$238,926
Non-accrual status (1)	87,003	102,972
Total recorded investment of TDRs	$323,131	$341,898
Accruing TDRs performing under modified terms more than one year	68.4%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,745	$20,360
Additional funds committed to borrowers in TDR status	495	1,262

(1)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the nine months ended September 30, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

For the three and nine months ended September 30, 2014 and 2013, Webster charged off $2.1 million and $10.3 million and $3.2 million and $17.3 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on how loans and leases were modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Type of concession	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	10	$1,383	10	$1,898	24	$3,191	22	$4,418
Adjusted Interest rates	1	103	1	654	3	448	6	1,888
Combination Rate and Maturity	2	275	8	1,142	16	3,522	38	7,213
Other	32	7,600	5	1,177	47	10,433	30	5,611
Consumer:
Extended Maturity	4	143	10	307	18	911	20	961
Adjusted Interest rates	—	—	—	—	1	51	4	154
Combination Rate and Maturity	1	110	3	164	6	412	13	1,381
Other	34	1,750	28	811	73	3,717	78	3,197
Commercial:
Extended Maturity	—	—	—	—	4	356	2	7,520
Adjusted Interest rates	—	—	—	—	1	25	—	—
Combination Rate and Maturity	5	342	12	353	18	974	19	982
Other	2	101	2	4,568	5	6,647	3	4,607
Commercial real estate:
Extended Maturity	—	—	—	—	—	—	3	227
Combination Rate and Maturity	—	—	2	340	—	—	4	12,015
Equipment Financing
Extended Maturity	1	492	—	—	1	492	—	—
TOTAL TDRs	92	$12,299	81	$11,414	217	$31,179	242	$50,174
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
The Company’s loan and lease portfolio at September 30, 2014 included loans with an A Note/B Note structure. The loans were restructured into A Note/B Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balance of B Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	3	$196	8	$1,116	3	$196	12	$1,814
Consumer:
Home equity	2	22	3	53	4	48	7	343
Commercial real estate:
Commercial real estate	—	—	1	500	—	—	1	500
Total	5	$218	12	$1,669	7	$244	20	$2,657
The recorded investment in commercial, commercial real estate, and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2014	At December 31, 2013
(1) - (6) Pass	$37,861	$55,973
(7) Special Mention	18,268	—
(8) Substandard	70,601	90,461
(9) Doubtful	346	414
(10) Loss	—	—
Total	$127,076	$146,848

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
A reserve provides for estimated losses associated with the repurchase of loans sold in connection with the Company’s mortgage banking operations. The reserve for loan repurchases reflects management’s monthly evaluation of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. This reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified. While management uses its best judgment and information available, the adequacy of the reserve is dependent upon factors outside the Company's control including the performance of loans sold and the quality of the servicing provided by the acquirer. The provision recorded at the time of loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.

The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,575	$2,648	$2,254	$2,617
Provision (benefit)	132	447	(391)	1,462
Loss on repurchased loans and settlements	—	(586)	(156)	(1,570)
Ending balance	$1,707	$2,509	$1,707	$2,509
The following table provides detail of activity related to loan sales:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$85,311	$199,903	$207,530	$657,541
Net gain on sale included as mortgage banking activities	1,805	665	3,093	13,900
Loans sold with servicing rights retained	78,848	192,283	193,781	622,550

Commercial loans:
Proceeds from the sale of loans held for sale	—	—	—	12,685
Net loss on sale included as mortgage banking activities	—	—	—	(316)
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.4 billion at both September 30, 2014 and December 31, 2013, resulting in mortgage servicing assets of $19.7 million at September 30, 2014 and $21.0 million at December 31, 2013, which are carried at the lower of cost or fair value. See Note 14 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.7 million and $1.4 million and $0.4 million and $2.5 million for the three and nine months ended September 30, 2014 and 2013, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
NOTE 5: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated to the segments:

(In thousands)	At September 30, 2014	At December 31, 2013
Segment:
Community Banking	$516,560	$516,560
Other	13,327	13,327
Goodwill	$529,887	$529,887
The gross carrying amount and accumulated amortization of other intangible assets (core deposits) allocated to the business segments are as follows:

	At September 30, 2014			At December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking	$49,420	$(46,338)	$3,082	$49,420	$(44,069)	$5,351
Amortization of intangible assets for the three and nine months ended September 30, 2014 and 2013, totaled $0.4 million and $2.3 million and $1.2 million and $3.7 million, respectively. Future estimated annual amortization expense is summarized below:

(In thousands)
Years ending December 31:
Remainder of 2014	$415
2015	1,524
2016	1,143

NOTE 6: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2014	At December 31, 2013
Non-interest-bearing:
Demand	$3,256,741	$3,128,152
Interest-bearing:
Checking	2,105,481	1,934,291
Health savings accounts	1,765,671	1,533,310
Money market	2,239,106	2,167,593
Savings	3,877,673	3,863,930
Time deposits	2,302,246	2,227,144
Total interest-bearing	12,290,177	11,726,268
Total deposits	$15,546,918	$14,854,420

Demand deposit overdrafts reclassified as loan balances	$1,791	$1,455
At September 30, 2014, the scheduled maturities of time deposits are as follows:

(In thousands)	Years ending December 31:
2014	$357,663
2015	1,041,544
2016	305,677
2017	120,685
2018	149,111
Thereafter	327,566
Time deposits	$2,302,246
Included in the balances above are time deposits and interest-bearing checking accounts obtained through brokers, totaling $350.5 million and $205.9 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 7: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At September 30, 2014	At December 31, 2013
Securities sold under agreements to repurchase:
Original maturity of one year or less	$398,975	$359,662
Original maturity of greater than one year, non-callable	550,000	550,000
Callable at the option of the counterparty (1)	—	100,000
	948,975	1,009,662
Other borrowings:
Federal funds purchased	288,000	322,000
Securities sold under agreements to repurchase and other borrowings	$1,236,975	$1,331,662

(1)
There were $100 million of securities sold under agreements to repurchase that had callable options for June 23, 2014 and were classified as callable at the option of the counterparty at December 31, 2013. The callable options were not exercised as of the call date and were reclassified as original maturity of greater than one year, non-callable during the quarter ended September 30, 2014.

Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. At September 30, 2014, the Company has a gross repurchase agreement liability of $0.9 billion.

NOTE 8: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$1,775,000	0.20%	$1,550,000	0.25%
After 1 but within 2 years	145,934	1.80	—	—
After 2 but within 3 years	—	—	145,934	1.80
After 3 but within 4 years	100,500	1.49	500	5.66
After 4 but within 5 years	108,731	1.33	200,000	1.36
After 5 years	159,996	1.25	155,926	1.25
	2,290,161	0.48%	2,052,360	0.54%
Unamortized premiums	43		61
Federal Home Loan Bank advances	$2,290,204		$2,052,421
At September 30, 2014, Webster Bank had pledged loans with an aggregate carrying value of $5.0 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.8 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At September 30, 2014 and December 31, 2013, Webster Bank was in compliance with FHLB collateral requirements.
NOTE 9: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2014	At December 31, 2013
4.375%	senior fixed-rate notes due 2024 (1)	$150,000	$—
5.125%	senior fixed-rate notes due 2014	—	150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due 2033 (2)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount, net (3)		(1,112)	(21)
Hedge accounting adjustments (3)		—	1,066
Long-term debt		$226,208	$228,365

(1)
On February 11, 2014, Webster completed an underwritten public offering of $150.0 million aggregate principal amount of 4.375% senior notes maturing February 15, 2024. Webster received net proceeds of $148.0 million from the public offering

(2)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.185% at September 30, 2014 and 3.194% at December 31, 2013

(3)	Related to senior fixed-rate notes due 2024 at September 30, 2014 and senior fixed-rate notes due 2014 at December 31, 2013

NOTE 10: Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component:

	Three months ended September 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$21,256	$(24,450)	$(26,801)	$(29,995)
Other comprehensive (loss) income before reclassifications	(8,133)	493	437	(7,203)
Amounts reclassified from accumulated other comprehensive (loss) income	36	1,180	63	1,279
Net current-period other comprehensive (loss) income, net of tax	(8,097)	1,673	500	(5,924)
Ending balance	$13,159	$(22,777)	$(26,301)	$(35,919)

	Three months ended September 30, 2013
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$2,729	$(22,872)	$(44,996)	$(65,139)
Other comprehensive income (loss) before reclassifications	5,330	(1,413)	528	4,445
Amounts reclassified from accumulated other comprehensive income (loss)	(173)	1,400	526	1,753
Net current-period other comprehensive income (loss), net of tax	5,157	(13)	1,054	6,198
Ending balance	$7,886	$(22,885)	$(43,942)	$(58,941)

	Nine months ended September 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	18,420	(8,534)	1,372	11,258
Amounts reclassified from accumulated other comprehensive income (loss)	(2,644)	3,963	53	1,372
Net current-period other comprehensive income (loss), net of tax	15,776	(4,571)	1,425	12,630
Ending balance	$13,159	$(22,777)	$(26,301)	$(35,919)

	Nine months ended September 30, 2013
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Beginning balance	$42,741	$(27,902)	$(47,105)	$(32,266)
Other comprehensive (loss) income before reclassifications	(34,400)	467	1,584	(32,349)
Amounts reclassified from accumulated other comprehensive (loss) income	(455)	4,550	1,579	5,674
Net current-period other comprehensive (loss) income, net of tax	(34,855)	5,017	3,163	(26,675)
Ending balance	$7,886	$(22,885)	$(43,942)	$(58,941)

The following tables summarize the reclassifications out of accumulated other comprehensive loss:

	Three months ended September 30,
	2014	2013
Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Associated Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$42	$269	Net gain on sale of investment securities
Unrealized gains (losses) on investment securities	(85)	—	Impairment loss recognized in earnings
Tax benefit (expense)	7	(96)	Income tax expense
Net of tax	$(36)	$173
Derivative instruments:
Cash flow hedges	$(1,853)	$(2,182)	Total interest expense
Tax benefit	673	782	Income tax expense
Net of tax	$(1,180)	$(1,400)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(80)	$(803)	Compensation and benefits
Prior service costs	(19)	(18)	Compensation and benefits
Tax benefit	36	295	Income tax expense
Net of tax	$(63)	$(526)

	Nine months ended September 30,
	2014	2013
Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Associated Line Item in the Condensed Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$4,378	$708	Net gain on sale of investment securities
Unrealized gains (losses) on investment securities	(246)	—	Impairment loss recognized in earnings
Tax expense	(1,488)	(253)	Income tax expense
Net of tax	$2,644	$455
Derivative instruments:
Cash flow hedges	$(6,189)	$(7,090)	Total interest expense
Tax benefit	2,226	2,540	Income tax expense
Net of tax	$(3,963)	$(4,550)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(28)	$(2,407)	Compensation and benefits
Prior service costs	(55)	(54)	Compensation and benefits
Tax benefit	30	882	Income tax expense
Net of tax	$(53)	$(1,579)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Capital		Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014
Webster Financial Corporation
Total risk-based capital	$2,060,208	14.2%	$1,163,206	8.0%	$1,454,008	10.0%
Tier 1 capital	1,898,704	13.1	581,603	4.0	872,405	6.0
Tier 1 leverage capital	1,898,704	9.0	840,727	4.0	1,050,909	5.0
Webster Bank, N.A.
Total risk-based capital	$1,901,130	13.1%	$1,161,080	8.0%	$1,451,350	10.0%
Tier 1 capital	1,739,626	12.0	580,540	4.0	870,810	6.0
Tier 1 leverage capital	1,739,626	8.3	839,728	4.0	1,049,660	5.0
At December 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,965,171	14.2%	$1,106,203	8.0%	$1,382,754	10.0%
Tier 1 capital	1,807,642	13.1	553,101	4.0	829,652	6.0
Tier 1 leverage capital	1,807,642	9.0	801,535	4.0	1,001,919	5.0
Webster Bank, N.A.
Total risk-based capital	$1,815,423	13.2%	$1,104,200	8.0%	$1,380,250	10.0%
Tier 1 capital	1,658,466	12.0	552,100	4.0	828,150	6.0
Tier 1 leverage capital	1,658,466	8.3	800,063	4.0	1,000,079	5.0
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
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $80.0 million and $70.0 million during the nine months ended September 30, 2014 and 2013, respectively.
Trust Preferred Securities. The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE of which the Company is not the primary beneficiary and, therefore, is not consolidated. At September 30, 2014 and December 31, 2013, $75.0 million of trust preferred securities have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 12: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$47,819	$44,666	$140,820	$127,631
Less: Earnings allocated to participating securities	171	162	530	497
Net income allocated to common shareholders	$47,648	$44,504	$140,290	$127,134

Shares:
Weighted-average common shares outstanding - basic	89,888	89,759	89,850	88,318
Effect of dilutive securities:
Stock options and restricted stock	464	451	471	406
Warrants - Series A1 and A2	—	—	—	1,300
Warrants - other	262	213	270	169
Weighted-average common shares outstanding - diluted	90,614	90,423	90,591	90,193

Earnings per common share:
Basic	$0.53	$0.50	$1.56	$1.44
Diluted	0.53	0.49	1.55	1.41
Stock Options
Options to purchase 0.8 million shares for both the three and nine months ended September 30, 2014, respectively, and 1.1 million shares and 1.2 million for the three and nine months ended September 30, 2013, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 157 thousand shares and 178 thousand shares for the three and nine months ended September 30, 2014, respectively, and 189 thousand shares and 224 thousand shares for the three and nine months ended September 30, 2013, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods presented.
Warrants
Series A1 and A2: The Series A1 and A2 warrants issued in connection with the Warburg investment were exchanged in a cashless exercise on March 22, 2013. The weighted-average dilutive effect of these warrants prior to the exchange is included in the calculation of diluted earnings per share for the nine months ended September 30, 2013 because the exercise price of the warrants was less than the average market price of Webster's common stock for that period.
Other: Warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.7 million potential issuable shares of common stock at both September 30, 2014 and 2013. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods presented.
Series A Preferred Stock
The Series A Preferred Stock represents potential issuable common stock at September 30, 2014 and 2013. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

NOTE 13: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposure that arises from business activities, that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Cash flow or fair value hedge designation, for accounting, depends on the specific risk being hedged. Webster uses fair value hedges to mitigate changes in fair values due to fixed rates or prices, while changes in cash flows due to variable rates or prices may be reduced or eliminated by cash flow hedges.
Cash Flow Hedges of Interest Rate Risk
Webster’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Webster uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow. The change in fair value of interest rate swaps and caps is recorded in accumulated other comprehensive income ("AOCI") during the term of the cash flow hedge.
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. The current forward-settle interest rate swaps are structured as pay fixed-receive 1-month LIBOR. Forward-settle swaps are typically terminated and cash settled to coincide with a debt issuance. Upon the termination of a swap at the time of debt issuance, the gain or loss that has been recorded in AOCI is amortized into interest expense over the life of the debt.
The table below presents information for Webster's forward-settle interest rate swaps outstanding at September 30, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Trade Date	Effective Date	Maturity Date	Debt Issuance Expected

1	$25,000	September 2013	June 2014	June 2019	At or before March 2015
4	$100,000	October 2013, November 2013	October 2014, November 2014	October 2019, November 2019	At or before May 2015
2	$50,000	January 2014	January 2015	January 2020	October 2014 - July 2015
2	$50,000	April 2014, May 2014	June 2015	June 2020	March 2015 - December 2015
Webster uses interest rate swaps and caps to protect the Company from exposure to variability in cash flows relating to interest payments on floating-rate funding instruments. The swaps and caps are structured to offset fluctuations in interest rates on floating-rate debt during the life of the funding instrument.
The table below presents information for Webster's interest rate swaps and caps outstanding at September 30, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Instrument Type	Trade Date	Index Rate	Hedged Debt	Maturity Date

6	$150,000	Cap	April 2013, January 2014, February 2014, April 2014	3.0% strike	$150 million 3-month LIBOR indexed floating-rate FHLB advance	December 2021
4	$100,000	Swap	June 2014, July 2014	1-month LIBOR	$100 million 28 day rolling FHLB advance for a 5 year term	July 2019, August 2019, September 2019

The table below presents the notional amount and fair value for Webster’s interest rate derivatives designated as cash flow hedges as well as their classification in the accompanying Condensed Consolidated Balance Sheets:

		At September 30, 2014			At December 31, 2013
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Fair Value	# of Instruments	Notional Amount	Fair Value
Forward-settle interest rate swap	Other assets	—	$—	$—	8	$200,000	$3,027
Forward-settle interest rate swap	Other liabilities	9	225,000	(2,812)	5	125,000	(622)
Interest rate swap	Other assets	4	100,000	263	—	—	—
Interest rate cap	Other assets	6	150,000	6,094	2	50,000	3,554
AOCI related to cash flow hedges
The changes in fair value of derivatives designated as cash flow hedges are recorded in AOCI. These amounts are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. An unamortized interest rate cap premium balance of $8.0 million will be reclassified to interest expense over the term of the cap transactions according to a predetermined cap value schedule. Over the next twelve months, the Company estimates that $4.6 million will be reclassified from AOCI as an increase to interest expense.
Webster records swap gains and losses related to forward-settle terminations in AOCI with the amortization impacting earnings over the respective term of the hedged debt instruments. There was no hedge ineffectiveness for the three months ended September 30, 2014, while a loss of $107 thousand was recognized for hedge ineffectiveness for the nine months ended September 30, 2014. There was no hedge ineffectiveness for the three and nine months ended September 30, 2013. At September 30, 2014, the remaining unamortized loss on the termination of cash flow hedges is $30.9 million. Over the next twelve months, the Company estimates that $7.5 million will be reclassified from AOCI as an increase to interest expense.
The increase/(reduction) to interest expense on borrowings related to cash flow hedges is presented below:

	Three months ended September 30,
	2014		2013
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$188	$1,355	$—	$1,353
Interest rate swaps on senior fixed-rate notes	—	76	—	—
Interest rate swaps on junior subordinated debt	—	—	—	—
Interest rate swaps on repurchase agreements	—	361	—	829
Interest rate swaps on brokered certificates of deposit	—	61	—	—
Net increase to interest expense on borrowings	$188	$1,853	$—	$2,182

	Nine months ended September 30,
	2014		2013
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$188	$4,060	$498	$4,604
Interest rate swaps on senior fixed-rate notes	—	191	—	—
Interest rate swaps on junior subordinated debt	—	—	—	(3)
Interest rate swaps on repurchase agreements	—	1,864	—	2,489
Interest rate swaps on brokered certificates of deposit	—	74	—	—
Net increase to interest expense on borrowings	$188	$6,189	$498	$7,090
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of September 30, 2014 and December 31, 2013.

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
The reduction to interest expense on borrowings related to fair value hedges is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Interest rate swaps on senior fixed-rate notes	$—	$(799)	$(1,066)	$(2,398)
Interest rate swaps on junior subordinated debt	—	—	—	(207)
Net reduction to interest expense on borrowings	$—	$(799)	$(1,066)	$(2,605)
Non-Hedge Accounting Derivatives / Non-designated Hedges
Webster has derivatives that do not meet hedge accounting requirements and are accounted for as free-standing derivatives with changes in fair value recorded in non interest income. The Company’s risk management strategy includes the use of derivatives to modify the repricing risk of assets and liabilities. As part of this strategy, the Company uses futures contracts to hedge certain loans. Other derivative instruments include interest rate swap and cap contracts sold to commercial and other customers who wish to modify interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings.
Webster had the following derivative positions that were not designated for hedge accounting:

		At September 30, 2014
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	196	$1,245,748	$35,207	$—	$35,207
Commercial loan interest rate derivatives	Other liabilities	73	685,273	—	(5,534)	(5,534)
Total customer position		269	$1,931,021	$35,207	$(5,534)	$29,673

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	84	$605,806	$4,019	$(2,625)	$1,394
Commercial loan interest rate derivatives	Other liabilities	179	1,325,151	5,828	(21,682)	(15,854)
Futures contracts	Other liabilities	10	8,000,000	8	(450)	(442)
Total counterparty position		273	$9,930,957	$9,855	$(24,757)	$(14,902)

		At December 31, 2013
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	159	$915,272	$29,004	$—	$29,004
Commercial loan interest rate derivatives	Other liabilities	76	648,456	—	(11,175)	(11,175)
Total customer position		235	$1,563,728	$29,004	$(11,175)	$17,829

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	111	$914,044	$8,944	$(2,766)	$6,178
Commercial loan interest rate derivatives	Other liabilities	118	649,623	8,118	(20,094)	(11,976)
Futures contracts	Other liabilities	14	11,200,000	32	(259)	(227)
Total counterparty position		243	$12,763,667	$17,094	$(23,119)	$(6,025)

Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Non-hedge derivatives, net	$1,769	$1,511	5,335	3,144
Futures contracts	(299)	(450)	(585)	(290)
Net increase to other non-interest income	$1,470	$1,061	$4,750	$2,854
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
The tables below present the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At September 30, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$452,476	$263	$—	$3,045	$(7,455)	$(4,147)	$4,200	$53
Dealer B	327,019	2,031	—	1,933	(6,853)	(2,889)	3,160	271
Dealer C	11,714	—	—	—	(908)	(908)	—	—
Dealer D	318,886	1,016	—	2,219	(1,107)	2,128	(2,200)	—
Dealer E	386,920	3,047	—	1,800	(1,518)	3,329	(3,250)	—
Dealer F (2)	8,908,942	—	(2,812)	858	(6,916)	(8,870)	21,595	12,725
Total	$10,405,957	$6,357	$(2,812)	$9,855	$(24,757)	$(11,357)	$23,505

	At December 31, 2013
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$387,258	$730	$—	$4,643	$(9,647)	$(4,274)	$4,300	$26
Dealer B	322,888	615	—	3,475	(9,100)	(5,010)	4,940	—
Dealer C	14,477	—	—	—	(1,348)	(1,348)	—	—
Dealer D	291,627	1,734	—	4,108	(592)	5,250	(5,300)	—
Dealer E	372,771	2,290	(15)	3,017	(1,743)	3,549	(3,310)	—
Dealer F (2)	11,749,646	1,212	(607)	1,819	(657)	1,767	7,485	9,252
Total	$13,138,667	$6,581	$(622)	$17,062	$(23,087)	$(66)	$8,115
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
The Company’s credit exposure on interest rate derivatives with non-dealer counterparties is limited to the net favorable value, including accrued interest, reduced by the amount of collateral pledged by the counterparty. The Company's credit exposure related to derivatives with dealer counterparties is zero unless cash collateral exceeds the unfavorable market value.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $23.5 million in net margin collateral posted with financial counterparties at September 30, 2014 which was comprised of approximately $29.0 million of margin collateral posted to financial counterparties or DCO and approximately $5.5 million received from financial counterparties. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $35.2 million at September 30, 2014. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $14.2 million at September 30, 2014. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.
Futures Contracts Derivatives. Webster holds a notional $800 million short-sale of a one year strip of Fed funds futures contracts and continues to roll the maturities of these contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors, which would not generate a benefit from an increase in short-term interest rates. Therefore, as the probability for rising short-term rates increases the notional amount would be increased and as the probability for rising short-term rates decreases the notional amount would be reduced. The fair value of these contracts is a net loss of $442 thousand and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Mortgage Banking Derivatives. Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At September 30, 2014, outstanding rate locks totaled approximately $44.8 million and the outstanding commitments to sell residential mortgage loans totaled approximately $58.7 million. Forward sales, which include mandatory forward commitments of approximately $56.7 million at September 30, 2014, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. At September 30, 2014 and December 31, 2013, the fair value of interest rate locked loan commitments and forward sales commitments totaled gains of $0.4 million and $0.5 million, respectively, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated for hedge accounting to minimize fluctuations of currency exchange rates on certain lending arrangements. The carrying amount and fair value of foreign currency forward contracts is immaterial at September 30, 2014.
Risk Participation Agreements. The Company enters into financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid), the risk associated with certain derivative positions executed with the borrower by a lead bank. The risk participation agreement guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized in earnings each period. The notional amount and fair value of risk participation agreements remain immaterial at September 30, 2014.

NOTE 14: Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using appropriate valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities
When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in financial institutions, U.S. Treasury Bills, and interest rate futures contracts.
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, CLO, corporate debt, single-issuer trust preferred securities, and CMBS.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3, and reliance is placed upon internally developed models and management judgment for valuation.
Derivative Instruments
Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company's other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

Mortgage Banking Derivatives
Mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which the Company agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust
Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $4.6 million as of September 30, 2014.
Alternative Investments
The Company generally records alternative investments at cost, subject to impairment testing. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. At September 30, 2014, alternative investments consisted of $0.5 million recorded at fair value and $16.2 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $6.9 million in unfunded commitments remaining for its alternative investments as of September 30, 2014. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Investment Securities Portfolio section for a further discussion on the Company's alternative investments.

A summary of fair value for assets and liabilities measured at fair value on a recurring basis is as follows:

	At September 30, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	638,223	—	638,223	—
Agency MBS	1,090,820	—	1,090,820	—
Agency CMBS	80,383	—	80,383	—
CMBS	532,842	—	532,842	—
CLO	380,511	—	380,511	—
Pooled trust preferred securities	—	—	—	—
Single issuer trust preferred securities	39,382	—	39,382	—
Corporate debt	111,200	—	111,200	—
Equity securities	—	—	—	—
Total available-for-sale investment securities	2,873,886	525	2,873,361	—
Derivative instruments	43,039	8	43,031	—
Mortgage banking derivatives	387	—	387	—
Investments held in Rabbi Trust	5,841	5,841	—	—
Alternative investments	477	—	—	477
Total financial assets held at fair value	$2,923,630	$6,374	$2,916,779	$477
Financial liabilities held at fair value:
Derivative instruments	$24,820	$450	$24,370	$—
Total financial liabilities held at fair value	$24,820	$450	$24,370	$—

	At December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$325	$325	$—	$—
Agency CMO	806,912	—	806,912	—
Agency MBS	1,226,702	—	1,226,702	—
Agency CMBS	70,977	—	70,977	—
CMBS	464,274	—	464,274	—
CLO	357,641	—	357,641	—
Pooled trust preferred securities	28,490	—	—	28,490
Single issuer trust preferred securities	34,935	—	34,935	—
Corporate debt	113,091	—	113,091	—
Equity securities	3,584	3,309	275	—
Total available-for-sale investment securities	3,106,931	3,634	3,074,807	28,490
Derivative instruments	41,795	32	41,763	—
Mortgage banking derivatives	540	—	540	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Alternative investments	565	—	—	565
Total financial assets held at fair value	$3,155,928	$9,763	$3,117,110	$29,055
Financial liabilities held at fair value:
Derivative instruments	$24,038	$259	$23,779	$—
Total financial liabilities held at fair value	$24,038	$259	$23,779	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Level 3, beginning of period	$11,668	$31,572	$29,055	$116,280
Transfers out of Level 3 (1)	—	—	—	(248,844)
Change in unrealized loss included in other comprehensive income	3,216	7,194	3,410	14,194
Unrealized loss included in net income	(29)	(70)	(261)	(355)
Realized gain on sale of available for sale securities	(1,680)	269	2,656	269
Purchases/capital calls	173	—	173	159,412
Sales/proceeds	(12,881)	(7,740)	(34,576)	(7,740)
Accretion/amortization	10	26	62	214
Calls/paydowns	—	(483)	(42)	(2,662)
Level 3, end of period	$477	$30,768	$477	$30,768

(1)
As of April 1, 2013, the CLO portfolio was transferred from Level 3 to Level 2 based on having more observable inputs in determining fair value. In prior quarters, the CLO portfolio was priced using average non-binding broker quotes. During the second quarter of 2013, the Company engaged a third-party pricing vendor to provide monthly fair value measurements. This methodology used is a combination of matrix pricing, observed market activity and metrics. Pricing inputs such as credit spreads are observable and market corroborated and, therefore, the CLO portfolio qualifies for Level 2 categorization. The market for CLO is an active market, and there is ample price transparency.

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
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets was $5.2 million at September 30, 2014. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$40,927	Real Estate Appraisals	Discount for appraisal type	2% - 15%
			Discount for costs to sell	0% - 8%
Other real estate owned	$831	Real Estate Appraisals	Discount for appraisal type	0% - 25%
			Discount for costs to sell	8%
Mortgage servicing assets	$29,213	Discounted cash flow	Constant prepayment rate	6.8% - 25.3%
			Discount rates	1.4% - 3.7%
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
Held-to-Maturity Investment Securities
When quoted market prices are not available, the Company employs an independent pricing service to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster has procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-Maturity investments which include agency CMO, agency MBS, agency CMBS, Municipal and Private Label MBS securities are classified within Level 2 of the fair value hierarchy.
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
Federal Home Loan Bank Advances and Long-Term Debt
The fair value of Federal Home Loan Bank advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. Federal Home Loan Bank advances and long-term debt are classified within Level 2 of the fair value hierarchy.

The estimated fair values of selected financial instruments are as follows:

	At September 30, 2014		At December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 2 inputs:
Held-to-maturity investment securities	$3,641,979	$3,699,825	$3,358,721	$3,370,912
Loans held for sale	26,083	26,453	20,802	20,903
Level 3 inputs:
Loans and leases	13,357,020	13,377,939	12,547,203	12,515,714
Mortgage servicing assets (1)	19,651	29,213	20,983	29,150
Alternative investments	16,188	19,208	16,582	17,047
Financial Liabilities
Level 2 inputs:
Deposit liabilities, other than time deposits	$13,244,672	$13,244,672	$12,627,276	$12,627,276
Time deposits	2,302,246	2,317,764	2,227,144	2,250,141
Securities sold under agreements to repurchase and other borrowings	1,236,975	1,257,595	1,331,662	1,365,427
Federal Home Loan Bank advances (2)	2,290,204	2,301,591	2,052,421	2,063,312
Long-term debt (3)	226,208	223,278	228,365	221,613

(1)
The carrying amount of mortgage servicing assets is net of $11 thousand and $0.2 million reserves at September 30, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(2)
The carrying amount of FHLB advances is net of $43 thousand and $61 thousand in hedge accounting adjustments and discounts at September 30, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(3)
The carrying amount of long-term debt is net of $1.1 million in discount at September 30, 2014 and $1.0 million in discount and hedge accounting adjustments, net at December 31, 2013. The estimated fair value does not include such adjustments.

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

NOTE 15: Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Service cost	$10	$10	$—	$—	$—	$—
Interest cost on projected benefit obligations	2,046	1,841	89	72	36	30
Expected return on plan assets	(2,871)	(2,779)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	711	1,590	55	32	4	7
Net periodic benefit cost (income)	$(104)	$662	$144	$104	$58	$55

	Nine months ended September 30,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Service cost	$30	$30	$—	$—	$—	$—
Interest cost on benefit obligations	6,051	5,524	273	217	104	90
Expected return on plan assets	(8,621)	(8,336)	—	—	—	—
Amortization of prior service cost	—	—	—	—	55	54
Recognized net loss	2,086	4,767	101	94	4	21
Net periodic benefit cost (income)	$(454)	$1,985	$374	$311	$163	$165
The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
Multiple-employer plan
Webster Bank is a sponsor of a multiple-employer plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2014, the date of the latest actuarial valuation, Webster’s portion of the plan was overfunded by $0.3 million.
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank Three Months Ended September 30,		Contributions by Webster Bank Nine Months Ended September 30,		Funded Status of Plan
EIN/Pension Plan Number	2014	2013	2014	2013	As of July 1, 2013
13-5645888/333	$—	$60	$674	$534	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004.
NOTE 16: Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the "Plans") under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Share awards are issued from available treasury shares. Stock-based compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. Awards to retirement eligible employees are subject to a one-year service vesting period.

The following table provides a summary of stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Stock options	$167	$886	$943	$2,832
Restricted stock	2,076	1,276	6,850	4,925
Stock-based compensation	$2,243	$2,162	$7,793	$7,757
The following table provides a summary of unrecognized stock-based compensation expense:

	At September 30, 2014
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$654	1.3 years
Restricted stock	$11,659	2.0 years
The following table provides a summary of the activity under the Plans for the nine months ended September 30, 2014:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2014	267,119	$22.96	1,705	$22.75	138,450	$24.43	2,325,797	$26.97
Granted	215,412	29.65	13,678	29.34	146,248	29.94	—	—
Exercised options	—	—	—	—	—	—	(108,841)	15.98
Vested restricted stock awards (1)	(166,008)	24.68	(9,685)	28.18	(113,394)	25.84	—	—
Forfeited	(21,941)	25.27	—	—	(16,909)	26.47	(94,380)	35.30
Outstanding, at September 30, 2014	294,582	$26.71	5,698	$29.34	154,395	$28.40	2,122,576	$27.16

Options exercisable, at September 30, 2014							1,814,294	$27.83
Options expected to vest, at September 30, 2014							294,667	$23.24
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
Performance-based restricted stock awards vest after three years, with share quantity dependent on performance. Prior to January 1, 2014, awards vest in a range from zero to 200% and subsequent to that date, awards vest in a range from zero to 150% of the target number of shares under the grant. The performance-based shares granted in 2014 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's fourteen-bank compensation peer group companies and 50% upon Webster's return on equity, over the three year vesting period. The fourteen-bank compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the fourteen-bank compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Dividends are accrued on the performance-based shares and paid when the performance target is met.
Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years. There were no stock options granted in 2014. At September 30, 2014, stock options outstanding included 1,942,570 non-qualified and 180,006 incentive options.

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
The Company uses a matched maturity funding concept, called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” This process is executed by the Company’s Financial Planning and Analysis division, and is overseen by the Company’s Asset/Liability Committee ("ALCO").
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors, and provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling category. For the three and nine months ending September 30, 2014 and 2013, 100.3%, 110.0%, 125.0% and 111.6% respectively, of the provision for loan and lease losses is specifically attributable to business segments and reported accordingly.
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
The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended September 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$61,249	$88,602	$12,117	$161,968	$(4,598)	$157,370
Provision (benefit) for loan and lease losses	3,340	6,159	26	9,525	(25)	9,500
Net interest income (loss) after provision for loan and lease losses	57,909	82,443	12,091	152,443	(4,573)	147,870
Non-interest income	8,861	27,307	9,471	45,639	5,270	50,909
Non-interest expense	25,445	79,735	14,807	119,987	4,655	124,642
Income (loss) before income tax expense	41,325	30,015	6,755	78,095	(3,958)	74,137
Income tax expense (benefit)	13,148	9,588	2,162	24,898	(1,219)	23,679
Net income (loss)	$28,177	$20,427	$4,593	$53,197	$(2,739)	$50,458

	Three months ended September 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$56,430	$87,949	$10,733	$155,112	$(5,125)	$149,987
Provision for loan and lease losses	7,032	3,570	22	10,624	(2,124)	8,500
Net interest income (loss) after provision for loan and lease losses	49,398	84,379	10,711	144,488	(3,001)	141,487
Non-interest income	8,818	25,387	8,083	42,288	3,969	46,257
Non-interest expense	24,647	82,748	11,913	119,308	2,973	122,281
Income (loss) before income tax expense	33,569	27,018	6,881	67,468	(2,005)	65,463
Income tax expense (benefit)	9,347	7,504	1,941	18,792	(634)	18,158
Net income (loss)	$24,222	$19,514	$4,940	$48,676	$(1,371)	$47,305

	Nine months ended September 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$175,058	$263,893	$35,192	$474,143	$(6,350)	$467,793
Provision (benefit) for loan and lease losses	18,031	12,156	334	30,521	(2,771)	27,750
Net interest income (loss) after provision for loan and lease losses	157,027	251,737	34,858	443,622	(3,579)	440,043
Non-interest income	24,761	77,571	29,089	131,421	16,912	148,333
Non-interest expense	76,579	241,314	43,050	360,943	10,901	371,844
Income before income tax expense	105,209	87,994	20,897	214,100	2,432	216,532
Income tax expense	32,940	27,551	6,543	67,034	761	67,795
Net income	$72,269	$60,443	$14,354	$147,066	$1,671	$148,737

	Nine months ended September 30, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$161,008	$259,037	$30,008	$450,053	$(7,209)	$442,844
Provision (benefit) for loan and lease losses	11,449	15,816	72	27,337	(2,837)	24,500
Net interest income (loss) after provision for loan and lease losses	149,559	243,221	29,936	422,716	(4,372)	418,344
Non-interest income	20,537	87,654	24,579	132,770	14,016	146,786
Non-interest expense	74,068	251,759	37,112	362,939	8,481	371,420
Income before income tax expense	96,028	79,116	17,403	192,547	1,163	193,710
Income tax expense	28,710	23,654	5,203	57,567	348	57,915
Net income	$67,318	$55,462	$12,200	$134,980	$815	$135,795

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
At September 30, 2014	$6,251,726	$8,062,212	$391,280	$14,705,218	$7,121,664	$21,826,882
At December 31, 2013	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999

NOTE 18: Commitments and Contingencies
Lease Commitments. At September 30, 2014, Webster was obligated under various non-cancelable operating leases for properties used as banking and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or equipment replaced with new leased equipment, as the leases expire. Rental expense under leases was $5.2 million and $15.3 million for both the three and nine months ended September 30, 2014 and 2013, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is also recorded as a component of occupancy expense while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million and $0.6 million and $0.2 million and $0.7 million for the three and nine months ended September 30, 2014 and 2013, respectively. There has been no significant change in future minimum lease payments payable since December 31, 2013. See Webster's 2013 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding contract amounts for off-balance sheet instruments that represent credit risk:

(In thousands)	At September 30, 2014	At December 31, 2013
Unused commitments to extend credit	$4,390,764	$4,127,089
Standby letters of credit	146,689	135,761
Commercial letters of credit	26,025	13,621
Total financial instruments with off-balance sheet risk	$4,563,478	$4,276,471
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,749	$4,593	$4,384	$5,662
Provision (benefit)	273	64	638	(1,005)
Balance, end of period	$5,022	$4,657	$5,022	$4,657

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of September 30, 2014 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2013, included in its 2013 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014, or any future period.
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
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment ("OTTI"), (iii) valuation of goodwill, (iv) valuation of deferred income taxes, and (v) pension and other post retirement benefits as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used are described throughout, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2013 Form 10-K and, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Goodwill Valuation
Webster uses a valuation methodology that addresses market concerns and Basel III to fully allocate capital. Capital allocation for segment reporting is based on regulatory targets aimed at risk-weighted assets, tangible assets, and deposits. Actual regulatory targets are applied to each of the asset bases and an implied target is used for deposits. The methodology creates two asset bases, risk-weighted assets and tangible assets, as well as a deposit base, intangible assets including goodwill, and management assessments.
Webster tests its goodwill for impairment annually as of August 31 (the “Measurement Date”). In performing Step 1 of the goodwill impairment testing and measurement process, the Company primarily relied on the income approach to arrive at an indicated range of fair value for each of the reporting units, which was then corroborated with the market approach comparable company method and the overall market capitalization reconciliation of the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. The internal forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations.
The projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to each of the reporting units. In this analysis, the discount rates ranged from 9.3% to 12.1%. The long-term growth rate used in determining the terminal value of the reporting units cash flows was estimated at 4.0% and is based on management's assessment of the minimum expected terminal growth rate of each reporting unit as well as broader economic considerations. There was no impairment indicated as a result of the Step 1 test performed as of August 31, 2014. The fair value of the Consumer Deposits, Business Banking, and Other reporting units where goodwill resides exceeded carrying value by 41.6%, 53.8%, and 312.7%, respectively, as of the August 31, 2014 test date.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended September 30, 2014, Webster’s net income available to common shareholders was $47.8 million, or $0.53 per diluted share, an increase of $3.2 million compared to $44.7 million, or $0.49 per diluted share, for the three months ended September 30, 2013. The $3.2 million increase is primarily due to an increase of $7.4 million in net interest income and a increase of $4.7 million in non-interest income partially offset by a $5.5 million increase in income tax expense, an increase of $2.4 million in non-interest expense, and an increase of $1.0 million in provision for loan and lease losses.
Webster's net income available to common shareholders was $140.8 million, or $1.55 per diluted share, for the nine months ended September 30, 2014, an increase of $13.2 million compared to $127.6 million, or $1.41 per diluted share, for the nine months ended September 30, 2013. The $13.2 million increase in net income for the nine months ended September 30, 2014 is due to a $25.0 million increase in net interest income and a $1.5 million increase in non-interest income partially offset by a $9.9 million increase in income tax expense, an increase of $3.3 million in provision for loan and lease losses, and a increase of $0.4 million in non-interest expense.
Selected financial highlights are presented in the following table:

	At or for the Three months ended September 30,		At or for the Nine months ended September 30,
(In thousands, except per share and ratio data)	2014	2013	2014	2013
Earnings:
Net interest income	$157,370	$149,987	$467,793	$442,844
Provision for loan and lease losses	9,500	8,500	27,750	24,500
Total non-interest income	50,909	46,257	148,333	146,786
Total non-interest expense	124,642	122,281	371,844	371,420
Net income	50,458	47,305	148,737	135,795
Net income available to common shareholders	47,819	44,666	140,820	127,631
Per Share Data:
Weighted-average common shares - diluted (1)	90,614	90,423	90,591	90,193
Net income available to common shareholders per common share - diluted	$0.53	$0.49	$1.55	$1.41
Dividends declared per common share	0.20	0.15	0.55	0.40
Dividends declared per Series A preferred share	21.25	21.25	63.75	63.75
Dividends declared per Series E preferred share	400.00	400.00	1,200.00	1,248.89
Book value per common share	23.93	22.34	23.93	22.34
Tangible book value per common share (3)	18.02	16.40	18.02	16.40
Selected Ratios:
Return on average assets (2)	0.94%	0.93%	0.93%	0.90%
Return on average common shareholders' equity	8.88	8.93	8.85	8.58
Tangible common equity ratio (3)	7.64	7.37	7.64	7.37
Tier 1 common equity to risk-weighted assets (3)	11.50	11.38	11.50	11.38
Return on average tangible common shareholders' equity (3)	11.86	12.43	11.96	12.00
Net interest margin	3.17	3.23	3.21	3.24
Efficiency ratio (3)	58.98	60.07	59.52	60.73

(1)
For the three and nine months ended September 30, 2014 and 2013, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

See the following tables for reconciliations of the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2014	2013
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,310,850	$2,167,659
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,969	536,431
Tangible common equity (non-GAAP)	$1,626,232	$1,479,579
Common shares outstanding	90,248	90,245
Tangible book value per common share (non-GAAP)	$18.02	$16.40

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,310,850	$2,167,659
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,969	536,431
Tangible common shareholders' equity (non-GAAP)	$1,626,232	$1,479,579
Total Assets (GAAP)	$21,826,882	$20,609,554
Less: Goodwill and other intangible assets (GAAP)	532,969	536,431
Tangible assets (non-GAAP)	$21,293,913	$20,073,123
Tangible common equity ratio (non-GAAP)	7.64%	7.37%

Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,310,850	$2,167,659
Less: Preferred equity (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,969	536,431
Accumulated other comprehensive loss (GAAP)	(35,919)	(58,941)
Add back: DTL (DTA) related to goodwill and other intangibles (regulatory)	9,904	10,441
Tier 1 common equity (regulatory)	$1,672,055	$1,548,961
Risk-weighted assets (regulatory)	$14,540,075	$13,607,826
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.50%	11.38%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$47,819	$44,666	$140,820	$127,631
Intangible assets amortization, tax-affected at 35% (GAAP)	281	807	1,475	2,422
Net income excluding amortization (non-GAAP)	$48,100	$45,473	$142,295	$130,053
Net income excluding amortization, annualized (non-GAAP)	$192,400	$181,892	$189,727	$173,404
Average shareholders' equity (non-GAAP)	$2,306,752	$2,151,667	$2,272,330	$2,135,433
Less: Average Preferred stock (non-GAAP)	151,649	151,649	151,649	151,649
Average Goodwill and other intangible assets (non-GAAP)	533,181	537,038	533,818	538,270
Average tangible common equity (non-GAAP)	$1,621,922	$1,462,980	$1,586,863	$1,445,514
Return on average tangible common shareholders' equity (non-GAAP)	11.86%	12.43%	11.96%	12.00%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$124,642	$122,281	$371,844	$371,420
Less: Foreclosed property expense (GAAP)	387	432	979	938
Intangible assets amortization (GAAP)	432	1,242	2,269	3,726
Other expense (non-GAAP)	(638)	950	(735)	2,989
Non-interest expense (non-GAAP)	$124,461	$119,657	$369,331	$363,767
Net interest income (GAAP)	$157,370	$149,987	$467,793	$442,844
Add back: FTE adjustment (non-GAAP)	2,700	3,211	8,496	10,071
Non-interest income (GAAP)	50,909	46,257	148,333	146,786
Other (non-GAAP)	85	—	246	—
Less: Net gain on sale of investment securities (GAAP)	42	269	4,378	708
Income (non-GAAP)	$211,022	$199,186	$620,490	$598,993
Efficiency ratio (non-GAAP)	58.98%	60.07%	59.52%	60.73%

The following tables summarize the Company's daily average balance sheet and net interest margin:

	Three months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$13,391,870	$129,760	3.83%	$12,302,467	$123,664	3.97%
Securities (2)	6,431,099	51,414	3.21	6,293,453	49,854	3.17
Federal Home Loan and Federal Reserve Bank stock	169,295	1,188	2.78	158,878	863	2.16
Interest-bearing deposits	20,636	13	0.25	14,039	10	0.28
Loans held for sale	26,789	239	3.56	65,207	573	3.52
Total interest-earning assets	20,039,689	$182,614	3.62%	18,834,044	$174,964	3.68%
Non-interest-earning assets	1,530,310			1,507,532
Total assets	$21,569,999			$20,341,576

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,302,164	$—	—%	$2,999,991	$—	—%
Savings, checking, & money market deposits	9,942,519	4,509	0.18	9,690,140	4,580	0.19
Time deposits	2,303,082	6,836	1.18	2,286,380	6,328	1.10
Total deposits	15,547,765	11,345	0.29	14,976,511	10,908	0.29

Securities sold under agreements to repurchase and other borrowings	1,366,774	4,587	1.31	1,293,074	5,283	1.60
Federal Home Loan Bank advances	1,945,688	4,203	0.85	1,506,120	3,753	0.98
Long-term debt	226,188	2,409	4.26	229,525	1,822	3.18
Total borrowings	3,538,650	11,199	1.24	3,028,719	10,858	1.41
Total interest-bearing liabilities	19,086,415	$22,544	0.47%	18,005,230	$21,766	0.48%
Non-interest-bearing liabilities	176,832			184,679
Total liabilities	19,263,247			18,189,909

Preferred stock	151,649			151,649
Common shareholders' equity	2,155,103			2,000,018
Webster Financial Corporation shareholders' equity	2,306,752			2,151,667
Total liabilities and equity	$21,569,999			$20,341,576
Tax-equivalent net interest income		160,070			153,198
Less: tax equivalent adjustments		(2,700)			(3,211)
Net interest income		$157,370			$149,987
Net interest margin			3.17%			3.23%

(1)	On a fully tax-equivalent basis.

(2)	Daily average balances and yields of securities available for sale are based upon the historical amortized cost.

	Nine months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Yields	Average Balance	Interest (1)	Average Yields
Assets
Interest-earning assets:
Loans and leases	$13,127,001	$380,564	3.84%	$12,130,553	$366,445	4.01%
Securities (2)	6,421,198	158,943	3.31	6,249,115	151,146	3.25
Federal Home Loan and Federal Reserve Bank stock	164,906	3,513	2.85	158,016	2,575	2.18
Interest-bearing deposits	17,809	35	0.26	24,027	73	0.40
Loans held for sale	21,703	631	3.87	75,066	1,761	3.13
Total interest-earning assets	19,752,617	$543,686	3.66%	18,636,777	$522,000	3.73%
Non-interest-earning assets	1,516,361			1,520,026
Total assets	$21,268,978			$20,156,803

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,166,841	$—	—%	$2,905,863	$—	—%
Savings, checking & money market deposits	9,847,132	13,441	0.18	9,475,275	13,708	0.19
Time deposits	2,278,172	19,399	1.14	2,393,999	22,074	1.23
Total deposits	15,292,145	32,840	0.29	14,775,137	35,782	0.32

Securities sold under agreements to repurchase and other borrowings	1,377,069	14,874	1.42	1,196,723	15,522	1.71
Federal Home Loan Bank advances	1,901,877	12,052	0.84	1,624,937	12,299	1.00
Long-term debt	261,180	7,631	3.90	235,572	5,482	3.10
Total borrowings	3,540,126	34,557	1.29	3,057,232	33,303	1.44
Total interest-bearing liabilities	18,832,271	$67,397	0.48%	17,832,369	$69,085	0.51%
Noninterest-bearing liabilities	164,377			189,001
Total liabilities	18,996,648			18,021,370

Preferred stock	151,649			151,649
Common shareholders' equity	2,120,681			1,983,784
Webster Financial Corporation shareholders' equity	2,272,330			2,135,433
Total liabilities and equity	$21,268,978			$20,156,803
Tax-equivalent net interest income		476,289			452,915
Less: tax equivalent adjustments		(8,496)			(10,071)
Net interest income		$467,793			$442,844
Net interest margin			3.21%			3.24%

(1)	On a fully tax-equivalent basis.

(2)	Daily average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.9% of total revenue for the nine months ended September 30, 2014. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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
The following table is based upon reported net interest income:

	Three months ended September 30,			Nine months ended September 30,
	2014 vs. 2013 Increase (decrease) due to			2014 vs. 2013 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(4,459)	$10,429	$5,970	$(15,724)	$29,470	$13,746
Loans held for sale	6	(340)	(334)	343	(1,473)	(1,130)
Investment securities	1,214	1,311	2,525	6,252	4,393	10,645
Total interest income	$(3,239)	$11,400	$8,161	$(9,129)	$32,390	$23,261
Interest on interest-bearing liabilities:
Deposits	$—	$437	$437	$(3,950)	$1,008	$(2,942)
Borrowings	(1,358)	1,699	341	(3,647)	4,901	1,254
Total interest expense	$(1,358)	$2,136	$778	$(7,597)	$5,909	$(1,688)
Net change in net interest income	$(1,881)	$9,264	$7,383	$(1,532)	$26,481	$24,949
Net interest income totaled $157.4 million for the three months ended September 30, 2014 compared to $150.0 million for the three months ended September 30, 2013, an increase of $7.4 million. The increase in net interest income during the three months ended September 30, 2014 was primarily related to an increase in average interest-earning assets, partially offset by an overall decline in reinvestment spreads on earning assets. Average interest-earning assets during the three months ended September 30, 2014 increased $1.2 billion compared to the three months ended September 30, 2013. The average yield on interest-earning assets decreased 6 basis points to 3.62% for the three months ended September 30, 2014 from 3.68% for the three months ended September 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The net interest margin decreased 6 basis points to 3.17% during the three months ended September 30, 2014 from 3.23% for the three months ended September 30, 2013. The decrease in net interest margin is due primarily to reinvestment of interest-earning assets at reduced spreads, partially offset by less premium amortization on mortgage-backed securities. Market interest rates have remained at historically low levels during the reported periods.
Net interest income totaled $467.8 million for the nine months ended September 30, 2014 compared to $442.8 million for the nine months ended September 30, 2013, an increase of $25.0 million. The increase in net interest income during the nine months ended September 30, 2014 was primarily related to an increase in average interest-earning assets, partially offset by an overall decline in reinvestment spreads on earning assets. Average interest-earning assets during the nine months ended September 30, 2014 increased $1.1 billion as compared to the nine months ended September 30, 2013. The average yield on interest-earning assets decreased 7 basis points to 3.66% for the nine months ended September 30, 2014 from 3.73% for the nine months ended September 30, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The net interest margin decreased 3 basis points to 3.21% for the nine months ended September 30, 2014 from 3.24% for the nine months ended September 30, 2013. The decrease in net interest margin is due to a greater decline in the yield on interest-earning assets than the decline in cost on interest-bearing liabilities, primarily due to lower yields in the loan and lease portfolio, partially offset by a decline in the cost of deposits. Market interest rates have remained at historically low levels during the reported periods.
Average loans and leases increased $996.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The loan and lease portfolio yield decreased 17 basis points to 3.84% for the nine months ended September 30, 2014 and comprised 66.5% of the average interest-earning assets at September 30, 2014, compared to the loan and lease portfolio yield of 4.01% for the nine months ended September 30, 2013, which comprised 65.1% of the average interest-earning assets at September 30, 2013. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current low interest rate environment.
Average securities increased $172.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The securities yield increased 6 basis points to 3.31% for the nine months ended September 30, 2014, which represent 32.5% of the average interest-earning assets at September 30, 2014, compared to a yield of 3.25% for the nine months ended September 30, 2013 on investment securities, which represent 33.5% of the average interest-earning assets at September 30, 2013. The increase in the yield on investment securities is due to slower amortization of premium on mortgage-backed securities.
Average total deposits increased $517.0 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is due to a $261.0 million increase in non-interest-bearing deposits and an increase of $256.0 million in interest-bearing deposits. The average cost of deposits decreased 3 basis points to 0.29% for the nine months ended September 30, 2014 from 0.32% for the nine months ended September 30, 2013. The decrease in the average cost of deposits is the result of improved pricing on certain deposit products and product mix as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased to 18.8% for the nine months ended September 30, 2014 from 20.2% for the nine months ended September 30, 2013.
Average total borrowings increased $482.9 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Borrowings increased as growth in loans and securities exceeded the growth in deposits and operating cash flows. Average securities sold under agreements to repurchase and other borrowings increased $180.3 million and average Federal Home Loan Bank advances increased $276.9 million. The $25.6 million increase in average long-term debt is due to the issuance of $150 million aggregate principal amount of senior notes in February 2014, ahead of a prior issuance that matured in April 2014.
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At September 30, 2014, the allowance for loan and lease losses totaled $156.5 million, or 1.16% of total loans and leases, compared to $152.6 million, or 1.20% of total loans and leases, at December 31, 2013.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. Total net charge-offs were $7.9 million and $23.8 million for the three and nine months ended September 30, 2014, respectively, compared to $14.4 million and $44.1 million for the three months ended September 30, 2013, respectively.
The provision for loan and lease losses of $9.5 million and $27.8 million for the three and nine months ended September 30, 2014, respectively, increased $1.0 million and $3.3 million compared to the three and nine months ended September 30, 2013, respectively. The increase in provision for loan and lease losses was due primarily to the increase in loan balances, partially offset by improved credit quality.
See the "Loan and Lease Portfolio" through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30,		Increase/		Nine months ended September 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Non-Interest Income:
Deposit service fees	$26,489	$25,170	$1,319	5.2%	$77,503	$73,786	$3,717	5.0%
Loan related fees	5,479	5,840	(361)	(6.2)	14,851	15,930	(1,079)	(6.8)
Wealth and investment services	8,762	8,095	667	8.2	26,429	24,781	1,648	6.7
Mortgage banking activities	1,805	665	1,140	171.4	3,093	13,584	(10,491)	(77.2)
Increase in cash surrender value of life insurance policies	3,346	3,516	(170)	(4.8)	9,900	10,348	(448)	(4.3)
Net gain on sale of investment securities	42	269	(227)	(84.4)	4,378	708	3,670	518.4
Impairment loss on securities	(85)	—	(85)	(100.0)	(246)	—	(246)	(100.0)
Other income	5,071	2,702	2,369	87.7	12,425	7,649	4,776	62.4
Total non-interest income	$50,909	$46,257	$4,652	10.1%	$148,333	$146,786	$1,547	1.1%
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2014 was $50.9 million, an increase of $4.7 million, or 10.1%, compared to $46.3 million for the three months ended September 30, 2013. The increase is attributable to increases in deposit service fees, mortgage banking activities, wealth and investment services, and other income partially offset by decreases in loan related fees and lower earnings in the cash surrender value of life insurance policies.
Other non-interest income increased $2.4 million, or 87.7%, due to a private equity fund distribution, death benefit proceeds from bank owned life insurance policies and an increase in commercial customer swap activity.
Deposit service fees increased $1.3 million, or 5.2%, primarily due to increased debit card interchange revenue, checking account services charges, cash management fees, and ATM surcharges.
Mortgage banking activities net revenue increased $1.1 million, or 171.4%. The increase, as compared to prior year quarter, reflects the relative interest rate environments in the respective quarters. Originations of loans held for sale were $77.7 million for the three months ended September 30, 2014, down from $157.1 million in the prior year quarter. An unfavorable fair value adjustment in the prior year quarter resulted from a significant reduction in the Company's pipeline due to rising interest rates, while interest rates and the Company's pipeline were both fairly consistent during the three months ended September 30, 2014.
Wealth and investment services increased $0.7 million, or 8.2%, due to higher product sales volume and growth in recurring revenues from the Webster Investment Services unit ("WIS").
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2014 was $148.3 million, an increase of $1.5 million, or 1.1%, compared to $146.8 million for the nine months ended September 30, 2013. The increase is attributable to increases in deposit service fees, net gain on sale of investment securities, wealth and investment services, and other income partially offset by decreases in mortgage banking activities, loan related fees and lower earnings in the cash surrender value of life insurance policies.
Other non-interest income increased $4.8 million, or 62.4%, primarily due to increased commercial customer swap activity and related positive fair value adjustments and a private equity fund distribution. Net gain on sale of investment securities increased $3.7 million due to the sales during the first quarter of 2014. The increase was slightly offset by a $246 thousand impairment loss recognized in earnings for the nine months ended September 30, 2014, which represents OTTI loss on certain collateralized loan obligations ("CLO") investment securities that are subject to the Volcker Rule.
Deposit service fees increased $3.7 million, or 5.0%, due to growth in cash management fees and debit card interchange revenue slightly offset by a decrease in non-sufficient funds fees.
Wealth and investment services income increased $1.6 million, or 6.7%, due to higher product sales volume and growth in recurring revenues from WIS as well as an increase in trust fees from private banking activities.
Mortgage banking activities net revenue decreased $10.5 million, or 77.2%, due to rising interest rates for residential mortgage loans resulting in lower refinancing volumes. Originations of loans held for sale were $209.6 million for the nine months ended September 30, 2014, down from $592.4 million in the prior year to date.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30,		Increase/		Nine months ended September 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$66,849	$64,862	$1,987	3.1%	$198,931	$196,680	$2,251	1.1%
Occupancy	11,557	11,994	(437)	(3.6)	35,807	36,710	(903)	(2.5)
Technology and equipment	15,419	14,895	524	3.5	46,166	45,743	423	0.9
Intangible assets amortization	432	1,242	(810)	(65.2)	2,269	3,726	(1,457)	(39.1)
Marketing	4,032	3,649	383	10.5	11,461	12,277	(816)	(6.6)
Professional and outside services	2,470	2,254	216	9.6	6,441	5,931	510	8.6
Deposit insurance	5,938	5,300	638	12.0	16,814	15,998	816	5.1
Other expense	17,945	18,085	(140)	(0.8)	53,955	54,355	(400)	(0.7)
Total non-interest expense	$124,642	$122,281	$2,361	1.9%	$371,844	$371,420	$424	0.1%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2014 was $124.6 million, an increase of $2.4 million, or 1.9%, compared to $122.3 million for the three months ended September 30, 2013. The increase is attributable to increases in compensation and benefits, deposit insurance, technology and equipment, marketing, and professional and outside services, partially offset by decreases in intangible assets amortization and occupancy.
Compensation and benefits increased $2.0 million, or 3.1% due to additional staffing within commercial, business banking, audit, and compliance slightly offset by pension related expense reductions. Deposit insurance increased $0.6 million or 12.0% due to an increase in certain assets. Technology and equipment increased $0.5 million, or 3.5% as a result of investments to support business growth.
Intangible assets amortization decreased $0.8 million, or 65.2% due to core deposit intangibles related to a 2004 acquisition that was fully amortized during the second quarter of 2014.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2014 was $371.8 million, an increase of $0.4 million, or 0.1%, compared to $371.4 million for the nine months ended September 30, 2013. The increase is attributable to increases in compensation and benefits, deposit insurance, professional and outside services, and technology and equipment, partially offset by decreases in intangible assets amortization, occupancy, marketing, and other expense.
Compensation and benefits increased $2.3 million, or 1.1% due to additional staffing within commercial, business banking, audit, and compliance slightly offset by pension related expense reductions. Deposit insurance increased $0.8 million, or 5.1%, due to an increase in certain assets.
Intangible assets amortization decreased $1.5 million, or 39.1%, due to core deposit intangibles related to a 2004 acquisition that was fully amortized during the second quarter of 2014. Occupancy decreased $0.9 million, or 2.5%, primarily due to lower depreciation and security costs. Marketing decreased $0.8 million, or 6.6%, primarily due to more cost effective media campaigns.
Income Taxes
Webster recognized income tax expense of $23.7 million and $67.8 million, reflecting effective tax rates of 31.9% and 31.3%, for the three and nine months ended September 30, 2014, respectively, compared to $18.2 million and $57.9 million, and 27.7% and 29.9%, for the three and nine months ended September 30, 2013, respectively.
The increase in the effective rate for the three months ended September 30, 2014 principally reflects a $1.7 million benefit for the correction of an immaterial error related to prior periods in the comparable 2013 period. The effective tax rate also reflects the effects of increased pre-tax income and decreased benefits from tax-exempt interest income in 2014 compared to 2013, which are also reflected in the effective rate increase for the nine months ended September 30, 2014.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2013 Form 10-K.

Segment Results
Webster’s operations are divided into three reportable segments that represent its core businesses – Commercial Banking, Community Banking, and Other. Community Banking includes the Personal Bank and Business Banking operating segments, and Other includes HSA Bank and Private Banking. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
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
The following tables present the performance summary of net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss):
Commercial Banking	$28,177	$24,222	$72,269	$67,318
Community Banking	20,427	19,514	60,443	55,462
Other	4,593	4,940	14,354	12,200
Total Reportable Segments	53,197	48,676	147,066	134,980
Corporate and Reconciling	(2,739)	(1,371)	1,671	815
Net income	$50,458	$47,305	$148,737	$135,795

	At September 30, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$6,251,726	$8,062,212	$391,280	$14,705,218	$7,121,664	$21,826,882
Total loans and leases	6,239,906	6,884,868	366,689	13,491,463	22,039	13,513,502
Total deposits	3,303,264	9,999,018	1,948,233	15,250,515	296,403	15,546,918

Total assets under management/assets under administration	$—	$2,690,380	$2,392,069	$5,082,449	$—	$5,082,449

	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
Total loans and leases	5,628,303	6,693,493	343,823	12,665,619	34,157	12,699,776
Total deposits	2,948,072	10,014,509	1,739,345	14,701,926	152,494	14,854,420

Total assets under management/assets under administration	$—	$2,534,819	$2,552,237	$5,087,056	$—	$5,087,056

The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the expected principal repayment date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s Asset/Liability Management Committee.
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and the provision for the consumer liquidating portfolio is shown as other reconciling. For the three and nine months ended September 30, 2014 and 2013, 100.3%, 110.0%, 125.0%, and 111.6%, respectively, of the provision expense is specifically attributable to segments.
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
Commercial Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$61,249	$56,430	$175,058	$161,008
Provision for loan and lease losses	3,340	7,032	18,031	11,449
Net interest income after provision	57,909	49,398	157,027	149,559
Non-interest income	8,861	8,818	24,761	20,537
Non-interest expense	25,445	24,647	76,579	74,068
Income before income taxes	41,325	33,569	105,209	96,028
Income tax expense	13,148	9,347	32,940	28,710
Net income	$28,177	$24,222	$72,269	$67,318

(In thousands)	At September 30, 2014	At December 31, 2013
Total assets	$6,251,726	$5,682,129
Total loans and leases	6,239,906	5,628,303
Total deposits	3,303,264	2,948,072
Net interest income increased $4.8 million in the three months ended September 30, 2014 from the comparable period in 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses decreased $3.7 million in the three months ended September 30, 2014 from the comparable period in 2013. The change in provision is primarily the result of Commercial Banking experiencing decreases in non-performing, classified loan levels and net charge-offs in the three months ended September 30, 2014, and the provision continues to trend favorably from the comparable period in 2013. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income was flat for the three months ended September 30, 2014, from the comparable period in 2013. Non-interest expense increased $0.8 million in the three months ended September 30, 2014, from the comparable period in 2013. The increase is primarily due to compensation and benefit costs related to strategic new hires.
Net interest income increased $14.1 million in the nine months ended September 30, 2014, from the comparable period in 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $6.6 million in the nine months ended September 30, 2014, from the comparable period in 2013. The change in provision is primarily the result of loan growth. Commercial Banking experienced decreases in non-performing, classified loan levels and charge-offs during the nine months ended September 30, 2014, and continues to trend favorably from the comparable period in 2013. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $4.2 million in the nine months ended September 30, 2014, from the comparable period in 2013, due to greater interest rate derivative revenue and a non-recurring write-down of a held for sale loan and the loss on the loan sale in the nine months ended September 30, 2013. Non-interest expense increased $2.5 million in the nine months ended September 30, 2014, from the comparable period in 2013. The increase is primarily due to compensation and benefit costs related to strategic new hires.
Loans increased $611.6 million from December 31, 2013. Loan originations in the three and nine months ended September 30, 2014 were $692.1 million and $2.0 billion compared to $703.4 million and $1.7 billion in the three and nine months ended September 30, 2013, respectively. The increase of $240.8 million in originations for the nine months ended September 30, 2014 is primarily due to expanded Commercial Banking activities.
Total deposits increased $355.2 million for the period ended September 30, 2014 compared to December 31, 2013, reflecting seasonality and deposit pricing strategy. Demand deposits over the same period increased by $88.5 million.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking and a Distribution network consisting of 166 banking centers and 311 ATMs, a Customer Care Center, telephone banking, and a full range of web and mobile based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers insurance and investment products including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At September 30, 2014, Webster Investment Services had $2.7 billion of assets under administration in its strategic partnership with LPL, compared to $2.5 billion at December 31, 2013. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$88,602	$87,949	$263,893	$259,037
Provision for loan and lease losses	6,159	3,570	12,156	15,816
Net interest income after provision	82,443	84,379	251,737	243,221
Non-interest income	27,307	25,387	77,571	87,654
Non-interest expense	79,735	82,748	241,314	251,759
Income before income taxes	30,015	27,018	87,994	79,116
Income tax expense	9,588	7,504	27,551	23,654
Net income	$20,427	$19,514	$60,443	$55,462

(In thousands)	At September 30, 2014	At December 31, 2013
Total assets	$8,062,212	$7,809,343
Total loans	6,884,868	6,693,493
Total deposits	9,999,018	10,014,509

Total assets under administration	$2,690,380	$2,534,819
Net interest income increased $0.7 million in the three months ended September 30, 2014, from the comparable period in 2013. The increase is primarily a result of growth in the business banking loans and deposits and personal loans, coupled with an increase in personal loan spreads. The provision for loan and lease losses increased $2.6 million in the three months ended September 30, 2014 from the comparable period in 2013, due to growth in both the Business Banking and Personal Banking loan portfolios. Community Banking continues to experience improvement in asset quality and lower levels of non-performing and classified loans. Management deems the reserve level adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $1.9 million in the three months ended September 30, 2014, from the comparable period in 2013, primarily due to higher gains from the sale of mortgage loans and increased investment fee income. Non-interest expense decreased $3.0 million in the three months ended September 30, 2014 from the comparable period in 2013. The decrease is reflective of the improvement in costs related to debit card processing, loan workout, shared services and lower banking center staffing.

Net interest income increased $4.9 million in the nine months ended September 30, 2014, from the comparable period in 2013. The increase is primarily a result of growth in business banking loans and deposits, coupled with increases to both loan and deposit spreads. The provision for loan and lease losses decreased $3.7 million in the nine months ended September 30, 2014, from the comparable period in 2013. The decrease is primarily the result of reduced net charge-offs year-over-year. Community Banking continues to experience improvement in asset quality and lower levels of non-performing and classified loans. Non-interest income decreased $10.1 million in the nine months ended September 30, 2014 from the comparable period in 2013 primarily due to lower gains from the sale of mortgage loans and, to a lesser extent, a decline in deposit service fees. These declines were partially offset by an increase in investment service fees. Gains on the sale of mortgages for the nine months ended September 30, 2014 decreased $10.8 million, from the comparable period in 2013, due to a decline in volume and spread on mortgage loan sales. Non-interest expense decreased $10.4 million in the nine months ended September 30, 2014, from the comparable period in 2013. The decrease is reflective of the improvement in costs related to debit card processing, loan workout, loan repurchases, shared services and lower banking center staffing.
Total loans increased $191.4 million for the period ended September 30, 2014, compared to December 31, 2013. The net increase is related to growth in business banking loans, residential mortgages and unsecured personal loans. Loan originations in the three and nine months ended September 30, 2014 were $521.3 million and $1.3 billion, compared to $553.5 million and $1.8 billion in the three and nine months ended September 30, 2013. The decrease in originations during the current year is due to a decline of residential mortgage loan production caused by the reduction in customer refinance activity as mortgage rates increased during the second half of 2013.
Total deposits decreased $15.5 million for the period ended September 30, 2014, compared to December 31, 2013, due to a decline in short-term certificates of deposit which was partially offset by growth in money market savings balances.

Other:
Other includes HSA Bank and Private Banking.
HSA Bank, a division of Webster Bank, is a bank custodian of health savings accounts. These accounts are used in conjunction with high deductible health plans and are offered through employers or directly to consumers. Additionally, during the second quarter of 2014, HSA Bank expanded its product suite to include health reimbursement arrangement accounts and flexible spending accounts.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Other Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net interest income	$12,117	$10,733	$35,192	$30,008
Provision for loan and lease losses	26	22	334	72
Net interest income after provision	12,091	10,711	34,858	29,936
Non-interest income	9,471	8,083	29,089	24,579
Non-interest expense	14,807	11,913	43,050	37,112
Income before income taxes	6,755	6,881	20,897	17,403
Income tax expense	2,162	1,941	6,543	5,203
Net income	$4,593	$4,940	$14,354	$12,200

(In thousands)	At September 30, 2014	At December 31, 2013
Total assets	$391,280	$365,863
Total loans	366,689	343,823
Total deposits	1,948,233	1,739,345

Total assets under management/assets under administration	$2,392,069	$2,552,237
Net interest income increased $1.4 million in the three months ended September 30, 2014, from the comparable period in 2013. Of the $1.4 million increase, $1.3 million was due to HSA Bank's deposit balance growth, account growth, and pricing initiatives, and $0.1 million was due to Private Banking's growth in loan and deposit balances for the three months ended September 30, 2014. Non-interest income increased $1.4 million in the three months ended September 30, 2014 from the comparable period in 2013. The increase in non-interest income is due to the growth in service fees related to HSA Bank's deposits, which more than offset a $0.4 million reduction in non-interest income from Private Banking related to the disposition of non-strategic portfolio assets in the third quarter of 2013. Non-interest expense increased $2.9 million in the three months ended September 30, 2014, from the comparable period in 2013, primarily due to an increase in processing costs to support growth in health savings accounts. This increase was partially offset by reduced expenses related to the disposition of non-strategic assets in the third quarter of 2013.
Net interest income increased $5.2 million in the nine months ended September 30, 2014, from the comparable period in 2013. Of the $5.2 million increase, $4.7 million was due to HSA Bank's deposit balance growth, account growth, and pricing initiatives, and $0.5 million was due to Private Banking's growth in loan and deposit balances for the nine months ended September 30, 2014. Non-interest income increased $4.5 million in the nine months ended September 30, 2014, from the comparable period in 2013. The increase in non-interest income is due to the growth in service fees related to HSA Bank's deposits, which more than offset a $0.5 million reduction in non-interest income from Private Banking related to the disposition of non-strategic portfolio assets in the third quarter of 2013. Non-interest expense increased $5.9 million in the nine months ended September 30, 2014, from the comparable period in 2013, primarily due to an increase in processing costs to support growth in health savings accounts. This increase was partially offset by reduced expenses related to the disposition of non-strategic assets in the third quarter of 2013.
Total deposits increased $208.9 million at September 30, 2014, compared to December 31, 2013, as a result of continued growth in HSA Bank's deposit balances. HSA Bank had $707.1 million in linked brokerage accounts at September 30, 2014, compared to $571.8 million at December 31, 2013.

On September 23, 2014, Webster Bank signed a definitive agreement to acquire the health savings accounts business from JPMorgan Chase, National Association. The transaction is subject to regulatory approval and the satisfaction of other customary closing conditions. When closed, the transaction will provide Webster an additional estimated $1.3 billion in deposits.
Private Banking total loans increased $22.9 million in the nine months ended September 30, 2014, as loan originations and advances outpaced principal paydowns. Loan originations in the three and nine months ended September 30, 2014 were $32.5 million and $58.0 million, compared to $44.4 million and $115.1 million in the three and nine months ended September 30, 2013. The decrease in loan originations reflects the significant decline in residential mortgage refinance activity as mortgage interest rates rose in the second half of 2013.
Private Banking had approximately $1.5 billion and $1.8 billion in assets under management at September 30, 2014 and December 31, 2013, respectively, and $223.2 million and $228.4 million in assets under administration at September 30, 2014 and December 31, 2013, respectively.

Financial Condition
Webster had total assets of $21.8 billion at September 30, 2014 and $20.9 billion at December 31, 2013. Total loans and leases of $13.4 billion, net of allowance for loan and lease losses of $156.5 million at September 30, 2014, increased $809.8 million compared to total loans and leases of $12.5 billion, net of allowance for loan and lease losses of $152.6 million at December 31, 2013. Total deposits of $15.5 billion at September 30, 2014 increased $692.5 million compared to total deposits of $14.9 billion at December 31, 2013. Non-interest-bearing deposits increased 4.1%, while interest-bearing deposits increased 4.8% during the period.
At September 30, 2014, total shareholders' equity of $2.3 billion increased $101.7 million, compared to total shareholders' equity of $2.2 billion at December 31, 2013. Changes in shareholders' equity for the nine months ended September 30, 2014 included an increase for net income of $148.7 million and decreases for dividends of $49.6 million to common shareholders and $7.9 million in preferred dividends, a repurchase of $10.7 million of common stock under the common stock repurchase program, and an increase of $12.6 million of other comprehensive income primarily related to net unrealized gains on securities available for sale. The quarterly cash dividend to common shareholders increased to $0.20 per common share on April 21, 2014 from $0.15 per common share since April 22, 2013. See "Selected Financial Highlights" and "Note 11 - Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. The holding company also may hold investment securities directly.
Webster Bank maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("CMO"), agency mortgage-backed securities ("MBS"), non-agency commercial mortgage-backed securities ("CMBS") and collateralized loan obligations ("CLO"). The held-to-maturity porfolio consists primarily of agency CMO, agency MBS, agency and non-agency CMBS and municipal bonds. The Company's combined carrying value of investment securities totaled $6.5 billion at both September 30, 2014 and December 31, 2013. Available-for-sale securities decreased by $233.0 million, primarily due to principal payments and net purchase and sale activity. Held-to-maturity securities increased by $283.3 million, primarily due to the purchases of agency MBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2014 and 2013 was 3.31% and 3.25%, respectively.
For the nine months ended September 30, 2014, the Company recorded OTTI of $246 thousand on its available-for-sale securities related to collateralized loan obligations, identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. All pooled trust preferred securities, which did not meet the qualifications for retention under the January 14, 2014 joint regulatory agencies press release, were subsequently sold during the nine months ended September 30, 2014.
The Company held $2.4 billion in investment securities that are in an unrealized loss position at September 30, 2014. Approximately $0.8 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.6 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $55.0 million at September 30, 2014. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.

The following tables summarize the amortized cost, carrying value, and fair value of Webster’s investment securities:

	At September 30, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency CMO	628,737	10,543	(1,057)	638,223	—	—	638,223
Agency MBS	1,103,345	11,014	(23,539)	1,090,820	—	—	1,090,820
Agency CMBS	80,732	—	(349)	80,383	—	—	80,383
CMBS	510,922	21,975	(55)	532,842	—	—	532,842
CLO (1)	379,741	912	(142)	380,511	—	—	380,511
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	41,936	83	(2,637)	39,382	—	—	39,382
Corporate debt	107,132	4,068	—	111,200	—	—	111,200
Equity securities-financial institutions	—	—	—	—	—	—	—
Total available for sale	$2,853,070	$48,595	$(27,779)	$2,873,886	$—	$—	$2,873,886

Held-to-maturity:
Agency CMO	$411,128	$—	$—	$411,128	$7,374	$(1,409)	$417,093
Agency MBS	2,181,225	—	—	2,181,225	52,799	(23,068)	2,210,956
Agency CMBS	377,382	—	—	377,382	650	(622)	377,410
Municipal bonds and notes	377,074	—	—	377,074	15,332	(38)	392,368
CMBS	288,692	—	—	288,692	8,833	(2,122)	295,403
Private Label MBS	6,478	—	—	6,478	117	—	6,595
Total held-to-maturity	$3,641,979	$—	$—	$3,641,979	$85,105	$(27,259)	$3,699,825

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLO (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate Debt	108,936	4,155	—	113,091	—	—	113,091
Equity securities-financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931

Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

(1)	Amortized cost is net of $2.8 million and $2.6 million of OTTI at September 30, 2014 and December 31, 2013, respectively.

(2)	Amortized cost is net of $14.0 million of OTTI at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of OTTI at December 31, 2013.

For the nine months ended September 30, 2014, the Federal Reserve maintained the federal funds rate flat, at, or below 0.25% in response to the economic environment. Credit spreads generally tightened given the prospects for a sustained low interest rate environment. The benchmark 10-year US Treasury rate declined to 2.49% on September 30, 2014, from 3.03% on December 31, 2013. This decline in interest rates was generally positive for longer duration investments in the portfolio. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds - The Company has investments in private equity funds. These investments, which totaled $9.9 million at September 30, 2014 and $10.4 million at December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 14 - Fair Value Measurements. The Company recognized a net gain of $713 thousand and a net loss of $354 thousand for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments - The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.8 million at September 30, 2014 and December 31, 2013, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. There were no impairments recorded for the nine months ended September 30, 2014 and 2013, respectively.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. Conformance with the final rule is required by July 21, 2015 for certain non-compliant Covered funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Residential:
1-4 family	$3,379,611	25.0	$3,308,472	26.1
Construction	66,103	0.5	45,495	0.4
Total residential	3,445,714	25.5	3,353,967	26.5
Consumer:
Home equity	2,367,074	17.5	2,355,257	18.5
Liquidating - home equity	96,030	0.7	104,902	0.8
Other consumer	103,926	0.8	60,681	0.5
Total consumer	2,567,030	19.0	2,520,840	19.8
Commercial:
Commercial non-mortgage	2,995,133	22.2	2,734,025	21.5
Asset-based	648,278	4.8	560,666	4.4
Total commercial	3,643,411	27.0	3,294,691	25.9
Commercial real estate:
Commercial real estate	3,142,963	23.3	2,856,110	22.5
Commercial construction	214,967	1.6	205,397	1.6
Total commercial real estate	3,357,930	24.8	3,061,507	24.1
Equipment financing	484,937	3.6	455,434	3.6
Net unamortized premiums	5,613	—	5,466	—
Net deferred costs	8,867	0.1	7,871	0.1
Total loans and leases	$13,513,502	100.0	$12,699,776	100.0
Accrued interest receivable	38,651		36,433
Total recorded investment in loans and leases	$13,552,153		$12,736,209

Total residential loans were $3.4 billion at September 30, 2014, a net increase of $91.7 million from December 31, 2013. The net increase as of September 30, 2014 is due to a $20.6 million increase in construction loans and a $71.1 million increase in 1-4 family loans.
Total consumer loans were $2.6 billion at September 30, 2014, a net increase of $46.2 million from December 31, 2013. The increase is primarily due to the purchase of in footprint loans.
Total commercial loans were $3.6 billion at September 30, 2014, a net increase of $348.7 million from December 31, 2013. The growth in commercial loans is primarily related to new originations of $1.0 billion in commercial non-mortgage for the nine months ended September 30, 2014. Asset-based loans increased $87.6 million from December 31, 2013, reflective of $235.1 million in originations and line usage during the nine months ended September 30, 2014.
Total commercial real estate loans were $3.4 billion at September 30, 2014, a net increase of $296.4 million from December 31, 2013 as a result of originations of $768.9 million during the nine months ended September 30, 2014, offset by loan payments.
Equipment financing loans and leases were $484.9 million at September 30, 2014, a net increase of $29.5 million from December 31, 2013, primarily the result of $163.1 million in originations during the nine months ended September 30, 2014, offset by loan payments.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At September 30, 2014	At December 31, 2013
Non-performing loans and leases as a percentage of loans and leases (1)	1.03%	1.28%
Non-performing assets as a percentage of total assets (1)	0.66	0.82
Non-performing assets as a percentage of loans and leases plus OREO (1)	1.07	1.35
Net charge-offs as a percentage of average loans and leases (2)	0.24	0.47
Allowance for loan and lease losses as a percentage of loans and leases	1.16	1.20
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	111.91	93.65
Ratio of allowance for loan and lease losses to net charge-offs (2)	4.96x	2.63x
(1) These ratios reflect the impact of residential and consumer loans that were reclassified from non-accrual to accrual status in the nine months ended September 30, 2014 primarily as a result of updated regulatory guidance issued in the first quarter of 2014.
(2) Calculated for the September 30, 2014 period based on quarter-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family (3)	$67,784	2.01	$80,988	2.45
Construction	496	0.75	382	0.84
Total residential	68,280	1.98	81,370	2.43
Consumer:
Home equity (3)	34,324	1.45	45,434	1.93
Liquidating - home equity	4,560	4.75	6,245	5.95
Other consumer	242	0.23	139	0.23
Total consumer	39,126	1.52	51,818	2.06
Commercial:
Commercial non-mortgage	12,421	0.41	10,933	0.40
Total commercial	12,421	0.41	10,933	0.40
Commercial real estate:
Commercial real estate	14,422	0.46	13,428	0.47
Commercial construction	3,919	1.82	4,235	2.06
Total commercial real estate	18,341	0.55	17,663	0.58
Equipment financing	1,659	0.34	1,141	0.25
Total non-performing loans and leases (4)	$139,827	1.03	$162,925	1.28
Deferred costs and unamortized premiums	253		303
Total recorded investment in non-performing loans and leases	$140,080		$163,228

Total non-performing loans and leases (4)	$139,827		$162,925
Foreclosed and repossessed assets:
Residential and consumer	2,227		4,930
Commercial	2,999		3,752
Total foreclosed and repossessed assets	$5,226		$8,682
Total non-performing assets (5)	$145,053		$171,607

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the nine months ended September 30, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

(4)	Includes non-accrual restructured loans and leases of $87.0 million at September 30, 2014 and $102.9 million at December 31, 2013.

(5)	Excludes one non-accrual available for sale security of $5.2 million at December 31, 2013.
Webster policy requires residential and consumer loans 90 or more days past due to be placed on non-accrual status. Residential and consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and placed on non-accrual status. As a result of updated regulatory guidance, issued in the first quarter of 2014, performing Chapter 7 loans are reclassified to accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing. See Note 1-Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on the Company's non-accrual policy.

The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2014	2013
Non-performing loans and leases, beginning of period	$162,925	$194,799
Additions	81,370	118,215
Paydowns/draws on existing non-performing loans and leases, net	(57,130)	(80,973)
Reclassification of Chapter 7 Loans to accrual status	(17,601)	—
Charge-offs	(26,740)	(44,496)
Other reductions	(2,997)	(9,987)
Non-performing loans and leases, end of period	$139,827	$177,558
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
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due per Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2014 and December 31, 2013 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At September 30, 2014, there were 1,835 impaired loans and leases with a recorded investment balance of $335.4 million, which included loans and leases of $215.1 million with an impairment allowance of $21.2 million.

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
The following table provides information for TDRs:

(In thousands)	At September 30, 2014	At December 31, 2013
Recorded investment of TDRs:
Accrual status (1)	$236,128	$238,926
Non-accrual status (1)	87,003	102,972
Total recorded investment of TDRs	$323,131	$341,898

Accruing TDRs performing under modified terms more than one year	68.4%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,745	$20,360
Additional funds committed to borrowers in TDR status	495	1,262

(1)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the nine months ended September 30, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

The following table provides detail of TDR activity:

	Nine months ended September 30,
(In thousands)	2014	2013
TDRs, beginning of period	$341,898	$404,161
Additions	21,947	39,782
Paydowns/draws on existing TDRs, net	(29,018)	(53,414)
Charge-offs post modification	(10,275)	(17,273)
Transfers to OREO	(1,421)	(1,582)
TDRs, end of period	$323,131	$371,674
See Note 3 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential:
1-4 family	$15,980	0.47	$17,929	0.54
Construction	—	—	356	0.78
Consumer:
Home equity	14,877	0.63	18,290	0.78
Liquidating - home equity	1,419	1.48	1,806	1.72
Other consumer	975	0.94	636	1.05
Commercial:
Commercial non-mortgage	8,795	0.29	4,100	0.15
Asset-based loans	—	—	—	—
Commercial real estate:
Commercial real estate	1,625	0.05	4,897	0.17
Commercial construction	—	—	—	—
Equipment financing	433	0.09	362	0.08
Total loans and leases past due 30-89 days	44,104	0.33	48,376	0.38
Past due 90 days or more accruing:
Commercial non-mortgage	773	0.03	4,269	0.16
Commercial real estate	468	0.01	232	0.01
Total loans and leases past due 90 days and accruing	1,241	0.01	4,501	0.04
Total loans and leases over 30 days delinquent	$45,345	0.34	$52,877	0.42
Deferred costs and unamortized premiums	95		189
Accrued interest	561		669
Total recorded investment over 30 day delinquent loans	$46,001		$53,735

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Webster Bank’s Credit Risk Management Committee reviews and advises on the adequacy of these reserves. The ALLL is considered a critical accounting policy.
The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, nature and performance, and by economic factors, nationally or specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of September 30, 2014.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:
(i) Problem loans and leases are analyzed and assessed for specific reserves based on collateral, cash flow, and probability of re-default characteristics specific to each loan or lease,
(ii) Loans and leases with similar type and risk characteristics are segmented into homogeneous pools and modeled using quantitative historic factors. The homogeneous commercial portfolio loss estimate is calculated based on internal risk rating, the historic probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. The formula for both homogeneous residential and consumer portfolio allowance is calculated by applying loss factors based on historic delinquency, defaults, and net losses. Webster Bank considers other quantitative contributing factors for risks associated with the homogeneous loan portfolio not reflected in the quantitative modeling and adjusts its estimate based on the analysis. Some examples of contributing factors include the potential impact of policy exceptions, collateral values, unemployment, and changes in economic activity,
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing, concentrations, and macro economic activity. The quantitative and qualitative contributing factors are consistent with interagency guidance.
At September 30, 2014, the allowance for loan and lease losses was $156.5 million, which was 1.16% of the total loan and lease portfolio and 111.91% of total non-performing loans and leases. This compares with an allowance of $152.6 million at December 31, 2013, which was 1.20% of the total loan and lease portfolio and 93.65% of total non-performing loans and leases.
The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$19,451	0.56	$20,580	0.61
Consumer	34,842	1.35	39,551	1.56
Commercial	51,962	1.43	47,706	1.45
Commercial real estate	34,193	1.02	29,883	0.98
Equipment financing	5,728	1.17	3,912	0.85
Unallocated	10,306	—	10,941	—
Total ALLL	$156,482	1.16	$152,573	1.20
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The ALLL reserve associated with loans and leases individually evaluated for impairment at September 30, 2014, increased $0.8 million compared to December 31, 2013. The increase in the reserve is primarily due to an increase in residential loan modification balances and respective re-default rates.
As of September 30, 2014, the ALLL reserve allocated to the residential loan portfolio decreased $1.1 million compared to December 31, 2013. The decrease was due to declines in delinquent and non-performing loans as well as a decrease in estimated forward-looking losses and reduced impairment levels on modified loans.

The ALLL reserve allocated to the consumer portfolio at September 30, 2014 decreased $4.7 million compared to December 31, 2013. The decrease was attributable to year -over-year improvements in delinquency, non-accrual and net loss trends, and forward-looking loss projections that continue to decline.
The ALLL reserve allocated to the commercial portfolio at September 30, 2014 increased $4.3 million compared to December 31, 2013. The increase was driven primarily by loan growth.
The ALLL reserve allocated to the commercial real estate portfolio at September 30, 2014 increased $4.3 million compared to December 31, 2013. The increase was driven primarily by loan growth coupled with a moderate increase in classified loans.
As of September 30, 2014, the ALLL reserve allocated to the equipment financing portfolio increased $1.8 million compared to December 31, 2013. The increase was based on higher outstanding balances. There were reductions in delinquent and non-accrual leases during 2014.
The portion of the ALLL reserve at September 30, 2014 attributable to qualitative and contributing factors that are driven by macroeconomic and environmental impacts, which can have an incremental, or regressive, impact on losses incurred in the loan portfolio, decreased $0.6 million compared to December 31, 2013. The reduction was primarily due to improvement in related economic factors during the periods.
The following tables provide detail of activity in the allowance for loan and lease losses and the reserve for unfunded credit commitments:

	At or for the Three months ended September 30,		At or for the Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Allowance for loan and lease losses, beginning balance	$154,868	$163,442	$152,573	$177,129
Provision	9,500	8,500	27,750	24,500
Charge-offs:
Residential	(1,870)	(3,800)	(4,868)	(8,848)
Consumer	(6,329)	(5,827)	(16,501)	(23,565)
Commercial	(2,738)	(3,245)	(9,571)	(13,740)
Commercial real estate	(139)	(4,069)	(2,991)	(10,339)
Equipment financing	(491)	(10)	(511)	(101)
Total charge-offs	(11,567)	(16,951)	(34,442)	(56,593)
Recoveries:
Residential	261	152	1,028	842
Consumer	1,947	1,188	4,262	5,271
Commercial	1,017	426	3,111	3,083
Commercial real estate	120	105	668	898
Equipment financing	336	683	1,532	2,415
Total recoveries	3,681	2,554	10,601	12,509
Net charge-offs	(7,886)	(14,397)	(23,841)	(44,084)
Allowance for loan and lease losses, ending balance	$156,482	$157,545	$156,482	$157,545

Reserve for unfunded credit commitments: (1)
Reserve for unfunded credit commitments, beginning balance	$4,749	$4,593	$4,384	$5,662
Provision (benefit)	273	64	638	(1,005)
Reserve for unfunded credit commitments, ending balance	$5,022	$4,657	$5,022	$4,657
(1) The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

Net charge-offs for the three and nine months ended September 30, 2014 were $7.9 million and $23.8 million, respectively, consisting of $1.6 million and $3.8 million, respectively, in net charges for residential loans, $4.4 million and $12.2 million, respectively, in net charges for consumer loans, $1.7 million and $6.5 million, respectively, in net charges for commercial loans, $19 thousand and $2.3 million, respectively, in net charges for commercial real estate loans, and a net charge-off of $0.2 million and a net recovery of $1.0 million, respectively, for equipment financing loans and leases. Net charge-offs decreased by $6.5 million and $20.2 million during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The decrease in net charge-off activity reflects lower levels of losses offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three and nine months ended September 30, 2014. The decrease in the allowance for loan and lease losses year-over-year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net charge-offs (recoveries) (1)
Residential	0.19%	0.44%	0.15%	0.32%
Consumer	0.68	0.73	0.64	0.95
Commercial	0.19	0.36	0.24	0.47
Commercial real estate	—	0.55	0.10	0.45
Equipment financing	0.13	(0.65)	(0.29)	(0.76)
Total net charge-offs to total average loans and leases	0.24%	0.47%	0.24%	0.48%
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
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $15.5 billion at September 30, 2014, compared to $14.9 billion at December 31, 2013. Deposit growth has been steady, led by increased health savings accounts. See Note 6 - Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
On September 23, 2014, Webster Bank signed a definitive agreement to acquire the health savings accounts business from JPMorgan Chase, National Association. The transaction is subject to regulatory approval and the satisfaction of other customary closing conditions. When closed, the transaction will provide Webster with an additional estimated $1.3 billion in deposits.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $120.5 million of FHLB capital stock as of September 30, 2014 and $108.2 million as of December 31, 2013 for its membership and for outstanding advances and other extensions of credit. On July 25, 2014, the FHLB declared a cash dividend equal to an annual yield of 1.48%.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2014 and December 31, 2013 Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
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
Total borrowed funds were $3.8 billion at September 30, 2014 as compared to $3.6 billion at December 31, 2013. Borrowings represented 17.2% and 17.3% of total assets at September 30, 2014 and December 31, 2013, respectively. For additional information, see Note 7 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 8 - Federal Home Loan Bank Advances, and Note 9 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity
Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities which can be utilized to secure funding or sold, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength.
Holding Company Liquidity
Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. On occasion, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2013 Form 10-K. At September 30, 2014, there were $235.4 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $80.0 million in dividends to the holding company during the nine months ended September 30, 2014.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2014, a total of 423,810 shares of common stock were repurchased at a cost of approximately $13.0 million, of which 73,810 shares were purchased to fund employee compensation plans at a cost of approximately $2.2 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $10.7 million. At September 30, 2014, there was $39.3 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity
Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 86.9% and 85.5% at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, FHLB advances totaled $2.3 billion and $2.1 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion at both September 30, 2014 and December 31, 2013. Webster Bank also had additional borrowing capacity at the FRB of $0.8 billion and $0.7 billion at September 30, 2014 and December 31, 2013, respectively. In addition, unpledged securities of $3.8 billion could have been used to increase borrowing capacity, by $3.1 billion at either the FHLB or the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at September 30, 2014.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, considers such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2014. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2014, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 11 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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

Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are used to manage customers funding requests. For the nine months ended September 30, 2014, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of September 30, 2014 and 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting September 30, 2014 and December 31, 2013, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates.

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2014	N/A	N/A	1.0%	2.0%
December 31, 2013	N/A	N/A	0.1%	0.6%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting September 30, 2014 and December 31, 2013, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates.

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2014	N/A	N/A	2.0%	3.9%
December 31, 2013	N/A	N/A	0.7%	2.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario as of September 30, 2014 and December 31, 2013 assumed a federal funds rate of 0.25%. NII and PPNR results are more positive since December 31, 2013 due to increases in health savings account and other checking account balances, as well as increases in the amount of floating-rate investments in the securities portfolio. Additionally, PPNR is affected by decreases in the Fed funds futures position and in mortgage gain on sale, leading to relatively less sensitivity. As the federal funds rate was at 0.25% on September 30, 2014, the -100 and -200 basis point scenarios have been excluded. Webster is within policy limits for all scenarios.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.

The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting September 30, 2014 and December 31, 2013.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2014	N/A	N/A	(0.6)%	(0.9)%	(4.7)%	(2.1)%	1.6%	2.9%
December 31, 2013	N/A	N/A	(1.1)%	(2.0)%	(2.8)%	(1.4)%	1.3%	2.6%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2014 and December 31, 2013.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2014	N/A	N/A	(1.1)%	(1.7)%	(10.1)%	(4.4)%	3.4%	6.3%
December 31, 2013	N/A	N/A	(1.4)%	(2.6)%	(4.5)%	(2.1)%	2.1%	4.3%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than eighteen months, and the long end as terms of greater than eighteen months. Webster's earnings generally benefit from a fall in short-term interest rates since more new and existing liabilities than assets are tied to short-term rates. The ultimate benefit Webster derives from this mismatch is dependent on the pricing elasticity of its large managed rate core deposit base and the impact of any rate floors on those deposits. An increase in short-term interest rates has the opposite effect on earnings. Webster's earnings generally benefit from a rise in long-term interest rates since more new and existing assets than liabilities are tied to long-term rates. The decrease in earnings from a fall in long-term rates is typically greater than the increase in earnings from a rise in long-term rates due to the acceleration of asset prepayment activity as rates fall. These results reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
Sensitivity to the short end of the yield curve was less negative than December 31, 2013 due to increases in health savings account and other checking account balances along with increases in the amount of floating-rate investments in the securities portfolio for both NII and PPNR. In addition, PPNR was relatively less sensitive to increases in the short end of the yield curve at September 30, 2014 due to decreases in the Fed funds futures position.
NII results are essentially unchanged since December 31, 2013 for increases to the long end of the yield curve. PPNR, however, was more positive due to less reduction in mortgage gain on sale income when rates rise.
Sensitivity to reductions in the long end of the yield curve were more negative than December 31, 2013 in both NII and PPNR due to significantly lower market rates and the effect that lower rates have on prepayments in the MBS portfolio. Webster is within policy for all scenarios with the exception of the long end -100 basis points scenario, which, at -10.1%, was out of policy by -0.1%. This policy exception was approved by the Board of Directors and is expected to be temporary due to the exceptionally low level of market interest rates.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2014 and December 31, 2013, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
September 30, 2014
Assets	$21,826,882	$21,605,933	N/A	$(458,304)
Liabilities	19,516,032	18,987,348	N/A	(442,706)
Total	$2,310,850	$2,618,585	N/A	$(15,598)
Net change as % base net economic value				(0.6)%

December 31, 2013
Assets	$20,852,999	$20,589,480	N/A	$(571,146)
Liabilities	18,643,811	18,108,291	N/A	(374,071)
Total	$2,209,188	$2,481,189	N/A	$(197,075)
Net change as % base net economic value				(7.9)%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.6 years at September 30, 2014. At December 31, 2013, the duration gap was a positive 0.5 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. Note that Webster's net estimated economic value is essentially unchanged in the +100 basis points scenario, but is positive in a smaller +50 basis points scenario. In the +100 basis points scenario, the residential mortgage and MBS portfolio price declines increase by relatively more than in a +50 basis points scenario. The change in Webster's duration gap is due to decreased asset duration at September 30, 2014 driven primarily by the decreased duration of the securities portfolio and increased liability duration at September 30, 2014 driven primarily by the issuance of $150 million aggregate principal amount of senior fixed-rate notes on February 11, 2014.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2014 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
Impact of Inflation and Changing Prices
The Condensed Consolidated Financial Statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2014, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
July 1-31, 2014	—	$—	—	$39,258,677
August 1-31, 2014	64	$29.56	—	$39,258,677
September 1-30, 2014	662	$30.62	—	$39,258,677
Total	726	$30.53	—	$39,258,677

(1)
The Company’s current stock repurchase program, which was announced on December 6, 2012, authorized the Company to repurchase $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated. All 726 shares purchased during the three months ended September 30, 2014 were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 5, 2014	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: November 5, 2014	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2014	By:	/S/ GREGORY S. MADAR
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