Form 10-Q/A
period 2014-09-30
WEBSTER FINANCIAL CORP
filed 2014-11-06
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed by Webster Financial Corporation (the “Company”) with the Securities and Exchange Commission on November 5, 2014 inadvertently omitted the following exhibits:

EXHIBIT 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits are included with this Amendment No. 1 to Quarterly Report on Form 10-Q/A. No revisions are being made to the Company's Form 10-Q except for the filing of the exhibits listed above. This amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

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
Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (ii) volatility and disruption in national and international financial markets; (iii) government intervention in the U.S. financial system; (iv) changes in the level of non-performing assets and charge-offs; (v) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (vi) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (vii) inflation, interest rate, securities market and monetary fluctuations; (viii) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (ix) changes in consumer spending, borrowings and savings habits; (x) technological changes and cyber-security matters; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among banks, financial holding companies and other financial services providers; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III update to the Basel Accords; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (xv) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (xvi) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q/A speaks only as of the date on which it pursuant to is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 6, 2014	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: November 6, 2014	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2014	By:	/S/ GREGORY S. MADAR
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