Form 10-K
period 2014-12-31
WEBSTER FINANCIAL CORP
filed 2015-02-27
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014
Commission File Number: 001-31486
_______________________________________________________________________________
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Bank Street, Waterbury, Connecticut 06702
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $2.8 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2014, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of January 30, 2015 was 90,523,288.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2015.

i

PART 1
ITEM 1. BUSINESS
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of forward-looking statements, see the section captioned “Forward-Looking Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company Overview
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster,” the “Company,” our company, we or us), is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Waterbury, Connecticut and incorporated under the laws of Delaware in 1986. At December 31, 2014, Webster Financial Corporation’s principal asset was all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”). Webster had assets of $22.5 billion and shareholders' equity of $2.3 billion at December 31, 2014. Webster’s common stock is traded on the New York Stock Exchange under the symbol “WBS.”
Webster, through Webster Bank and non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York, N.Y. to Boston, Mass. Webster Bank provides commercial, small business, and consumer banking, mortgage lending, financial planning, and trust and investment services through 164 banking centers, 314 ATMs, telephone banking, mobile banking, and online banking through www.websterbank.com. Webster Bank also offers equipment financing, commercial real estate lending, and asset-based lending across the Northeast and offers, through its HSA Bank division, health savings account trustee and administrative services on a nationwide basis.
The core of our company's value proposition is the service delivery model that comes to life through our brand promise, “Living Up to You,” which encapsulates how our bankers build meaningful relationships with our customers through a deeper understanding of their lives beyond the bank. This value proposition is delivered by our bankers who are knowledgeable, are deeply committed to the communities that we serve, know their markets well, and make decisions at the local level. The Company operates with a local market orientation as a community-focused, values-guided regional bank. Operating objectives include acquiring and developing high value customer relationships through sales specialists, universal bankers, marketing, and cross-sale efforts to fuel organic growth and expand contiguously.
The Commercial Bank, which includes middle market, commercial real estate, equipment financing, asset-based lending, and treasury and payment solutions generated $2.9 billion in loan originations during the year ended December 31, 2014, an 18.4% increase from the prior year. For 2014, the Commercial Bank grew loans and transaction account balances by 16.5% and 34.0% respectively. The solid year-over-year growth reflects a number of strategic initiatives leveraging a relationship-based community model. Specifically, Webster deploys local decision making through Regional Presidents and capitalizes on the expertise of its Relationship Managers to offer a compelling value proposition to customers and prospects. Webster has successfully deployed this model throughout the footprint. The expansion into Metro New York in 2013 has been highly successful, attracting and developing critical market-facing talent and generating new profitable relationships. The Treasury and Payment Solutions group complements the relationship-based banking offered by the Commercial Bank by combining the cash management services with automated capabilities designed to effectively meet customers’ cash management needs.
During 2014, the Company strategically reconfigured its approach to community banking with the goal of focusing primarily on customer preferences and what matters most to them. This process has brought together our consumer banking and business banking services and products, including deposits, investments, lending, and cash management services, under the umbrella of Community Banking. This strategic transformation incorporates comprehensive changes including increased focus on mass affluent consumers and businesses, banking center network optimization, and a build-out of an integrated omni-channel delivery focused on improving the customer experience. Strategic investments in the distribution infrastructure in response to meeting customers' changing preferences have lowered our service delivery costs while improving the customer experience as evidenced by receiving ‘Best Online Banking in New England’ recognition from J.D. Power. The Company upgraded its mobile and online banking capabilities during 2014 and upgraded functionalities and service standards for our ATM machines. We believe that the shift to an electronic infrastructure provides customers with more convenience while giving banking center personnel greater opportunity to build broader, deeper relationships with customers across all lines of business. Driven by the investments in these channels, deposit taking through electronic, self-service channels increased by 14%, while transactions processed in banking centers decreased by 7% year over year.

In 2014, Business Banking recorded year-over-year loan growth of 8.7% to $1.2 billion. Business transaction deposit balances also had year-over-year growth of 5.2% to $1.4 billion, or 73.9% of total business banking deposits. Personal Banking transaction deposit balances grew by 3.9% to $2.24 billion. Investment Assets under administration grew by 8.7% to $2.8 billion. A newly rolled out incentive plan for the banking center network drove increases in sales productivity by 11%, while increasing service productivity by 5% year over year. The relationship sales model resulted in increased point-of-sale and 90-day new customer cross-sale rates, and increased the number of products and services sold and provided across mass affluent households - a critical element of increasing profitability of the business. A focus on non-deposit related fees, such as cash management, interest rate derivative products, and credit cards, drove a 7% increase in Business Banking non-interest income year over year. This will continue to be a key area of ongoing focus.
The Private Bank continued its momentum while completing the strategic transformation of its business model. During 2014, Private Bank loans grew 15.6% and deposits increased by 2.6%, while assets under management declined by 16.5% as the result of asset outflows as a result of our model transformation. The Private Bank also completed its recruiting of experienced senior leadership talent in the areas of investment management, fiduciary services, and relationship management; successfully implemented a global portfolio management offering tailored to the changing needs of its client base; and launched a new initiative to streamline the approval and processing of loans to high net worth customers.
HSA Bank experienced a 19% increase in deposit balances and a 26.2% increase in accounts from the prior year. This growth was primarily driven by increased penetration into larger employer groups and direct relationships with health insurance carriers. Increased focus of these distribution channels resulted in a 25% increase in large employer groups (500+ employees) for 2014. In support of this focus, HSA Bank completed a platform upgrade in 2014 and added new products, such as health reimbursement accounts, flexible spending accounts, and commuter benefits, and capabilities such as mobile banking, bill pay and multi-purse cards. Branding and positioning were refreshed to reflect new capabilities, and resources were added to focus on the new products for insurance carriers and large employers. This work was instrumental in the successful bid to acquire the HSA portfolio of JPMorgan Chase Bank, N.A., which was announced on September 23, 2014 and closed on January 13, 2015. The acquisition adds approximately 785,000 accounts and $1.3 billion in deposits, further solidifying HSA Bank’s position as a national leader in the financial health accounts space and significantly grows penetration with health insurance carriers and large employers. In 2015, HSA Bank will focus on the integration and conversion of the newly acquired portfolio and continued advancement of initiatives to optimize distribution channels and drive future revenue growth.
Segments
Webster’s operations are managed along three reportable segments that represent its core businesses: Commercial Banking, Community Banking, and Other. Community Banking consists of the Personal Banking and Business Banking operating segments. Other consists of HSA Bank and the Private Banking operating segments. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served, and reflect how discrete financial information is currently evaluated. A description of each of the Company’s segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and financial results for each of the Company’s segments are included in Note 20 - Segment Reporting in the Notes to Consolidated Financial Statements included elsewhere within this report.
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

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of 5% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA (see the section captioned “Community Reinvestment Act and Fair Lending Laws” included elsewhere in this item), and the effectiveness of the subject organizations in combating money laundering activities.
Regulatory Reforms
The past four years have resulted in a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complicated, and comprehensive legislation that impacts practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including BHCs and banks such as Webster and Webster Bank, by, among other things:

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most BHCs, savings and loan holding companies, and systemically important nonbank financial companies;

•
centralizing responsibility for consumer financial protection by creating an independent agency, the CFPB, with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws;

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
In October 2012, the FDIC, the OCC, and the FRB issued separate but similar Dodd-Frank Act-mandated final rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets to conduct an annual company-run stress test. The Company and Webster Bank submitted stress test results to the Federal Reserve and OCC in March of 2014 as required by regulation. The Company and Webster Bank are not required to publicly disclose its results for the March 2014 submission. The Company and Webster Bank will submit their second year of stress test results by March 31, 2015. In addition, the Company and Webster Bank will publicly release their results of the Severely Adverse Scenario stress test between June 15, 2015 and June 30, 2015, as required by regulation.

In February 2014, the FRB adopted a final rule on enhanced prudential requirements required by the Dodd-Frank Act. Although most of the enhanced prudential requirements only apply to bank holding companies with more than $50 billion in assets, the final rule, as directed by the Dodd-Frank Act, contains certain requirements that apply to bank holding companies with more than $10 billion in assets, including an annual company-run stress test requirement and a requirement to use a risk committee of the Company's board of directors for enterprise-wide risk management practices. Webster meets these requirements.
In June 2011, the FRB approved a final debit card interchange rule pursuant to the Dodd-Frank Act that would cap an issuer's base fee at 21 cents per transaction and allow an additional amount equal to 5 basis points of the transaction's value. The FRB separately issued a final rule in July 2012 that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.
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
In December 2013, the federal banking agencies jointly adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities, such as Webster, to engage in proprietary trading or to own, sponsor, or have certain relationships with hedge funds or private equity funds, defined as Covered Funds. The final rule definition of Covered Funds includes certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) securities. Compliance is generally required by July 21, 2017.
Title VII of the Dodd-Frank Act imposes a new set of requirements related to over-the-counter derivatives. Key provisions of Title VII of the Dodd-Frank Act are being implemented through Commodity Futures Trading Commission ("CFTC") rulemakings with respect to previously unregulated derivatives, including interest rate swaps. Among other things, the CFTC’s rules focus on swap dealers, major swap participants and commercial entities that enter into OTC derivatives transactions to hedge or mitigate risk. Under these new rules and CFTC guidance, end users are subject to a wide range of requirements including capital, margining, clearing, documentation, reporting, eligibility and business conduct requirements.
The Company has adopted and complies with all aspects of the Title VII regulation that impact derivative activities including interest rate risk hedges and its customer loan hedge program.
It is difficult to predict at this time the specific impact certain provisions and yet to be finalized rules and regulations will have on the Company, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will apply resources to ensure compliance with all applicable provisions of the regulatory reform, including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
Dividends
The principal source of Webster's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. At December 31, 2014, there was $270.2 million of undistributed net income available for the payment of dividends by Webster Bank to the Company. Webster Bank paid the Company $100.0 million in dividends during the year ended December 31, 2014.
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

Federal Reserve System
FRB regulations require depository institutions to maintain reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. Webster Bank's required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. FRB regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts which are exempt up to $14.5 million. Transaction accounts greater than $14.5 million up to $103.6 million have a reserve requirement of 3%. A 10% reserve ratio will be assessed on transaction accounts in excess of $103.6 million. The FRB generally makes annual adjustments to the tiered reserves. Webster Bank is in compliance with these requirements.
As a member of the Federal Reserve System, the Bank is required to hold capital stock of the Federal Reserve Bank of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in Federal Reserve Bank of Boston stock of $50.7 million at December 31, 2014. The FRB paid an annual dividend of 6% in 2014.
Federal Home Loan Bank System
The Federal Home Loan Bank System provides a central credit facility for member institutions. Webster Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances, depending on the maturities of those advances. At December 31, 2014, the Bank had approximately $2.9 billion in FHLB advances. Webster Bank was in compliance with these requirements, with a total investment in FHLB stock of $142.6 million at December 31, 2014. On October 29, 2014, the FHLB declared a quarterly cash dividend equal to an annual yield of 1.49%.
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
Pursuant to the New Capital Rules, the minimum capital ratios effective January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”).
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
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under U.S. generally accepted accounting principles are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain of these items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. The Company will make the one-time permanent election to continue to exclude these items concurrently with the first filing of certain of Webster’s periodic regulatory reports in 2015. This election will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.
The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as Webster, that had $15 billion or more in total consolidated assets as of December 31, 2009. As of December 31, 2014, the Company has $75.0 million of trust preferred securities included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines. The New Capital Rules require the Company to phase out trust preferred securities from Tier 1 capital, beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster’s ability to meet all capital adequacy requirements to which it is subject.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically under capitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.
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
Management believes Webster will be in compliance with the targeted capital ratios upon implementation of the revised requirements, as finalized.
Transactions with Affiliates & Insiders
Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In a holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
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
Deposit Insurance
Substantially all of the deposits of Webster Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories distinguished by capital levels and supervisory ratings.
In February 2011, the FDIC issued rules to implement changes to the deposit insurance assessment base and risk-based assessments mandated by the Dodd-Frank Act. The base for insurance assessments changed from domestic deposits to consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The rule was effective April 1, 2011. On September 28, 2011, the FDIC issued notification to insured depository institutions that the transition guidance for reporting certain leveraged and subprime loans on the Call Report had been extended from October 1, 2011 to April 1, 2012. On October 9, 2012, the FDIC finalized the definitions of "higher-risk" consumer and C&I loans and securities used under Large Bank Pricing of deposit insurance assessments adopted February 25, 2011 for banks with $10 billion or more of assets. The final rule, among other things, renames leveraged loans “higher-risk C&I loans and securities”; renames subprime consumer loans “higher-risk consumer loans”; clarifies when an asset must be identified as higher risk; and clarifies the way securitizations are identified as higher risk.

The Bank's FDIC deposit insurance assessment expense totaled $22.7 million, $21.1 million, and $22.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
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
Incentive Compensation
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. At its 2011 Annual Meeting of Shareholders, Webster's shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Webster annually. As a result of the vote, the Board of Directors determined to hold the vote annually.
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
Risk Management Framework
Webster applies an integrated, forward-looking Enterprise Risk Management ("ERM") approach to identifying, assessing and managing risks across the Company. The ERM framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain Webster's risk profile consistent with its risk strategy and appetite. Webster's risk appetite framework consists of a risk appetite statement supported by board and business-level scorecards for monitoring Webster's risk positions relative to its established risk appetite.
Key components of the ERM framework include a culture that promotes proactive risk management by all Webster bankers, a risk appetite framework consisting of a risk appetite statement and board and business-level scorecards for monitoring Webster's risk positions relative to its established risk appetite, and three lines of defense to manage and oversee risk. Bankers in each line of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. Risk and other corporate support functions (e.g., Human Resource and Legal departments) serve as the second line of defense and are responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit and Credit Risk Review, both of which are independent of management, serve as the third line of defense.
The Risk Committee of the Board of Directors (“Risk Committee”), comprised of independent directors, oversees all Webster's risk-related matters and provides input and guidance to the Board of Directors and the Executive team, as appropriate. Webster's Enterprise Risk Management Committee (“ERMC”), which reports directly to the Risk Committee, is chaired by the Chief Risk Officer ("CRO") and is comprised of members of Webster's Executive Management Committee and Senior Risk Officers.
The CRO is responsible for establishing and maintaining the Company's ERM framework and overseeing credit risk, operational risk, compliance risk, and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer ("CFO"), is responsible for overseeing market, liquidity, and capital risk management activities.
Credit Risk
Webster manages and controls credit risk in its loan and investment portfolios through established underwriting practices, adherence to standards, and utilization of various portfolio and transaction monitoring tools and processes. Credit policies and underwriting guidelines provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper risk identification, decision rationale, risk ratings, and disclosure of policy exceptions.
Credit Risk Management policies and transaction approvals are managed under the supervision of the Chief Credit Officer (“CCO”) who reports to the CRO. The CCO and team of credit executives are independent of the loan production and Treasury areas. The credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies, and manages the collections and problem asset resolution activities.
As part of Credit Risk Management governance, Webster established a Credit Risk Management Committee ("CRMC") that meets regularly to review key credit risk topics, issues, and policies. The CRMC reviews Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The CRMC is chaired by the CCO and includes senior managers responsible for lending as well as senior managers from the Credit Risk Management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the CCO to the ERMC and Risk Committee.

In addition to the Credit Risk Management team, there is an independent Credit Risk Review function that assesses risk ratings and credit underwriting process for all areas of the organization that incur credit risk. The head of Credit Risk Review reports directly to the Risk Committee and administratively to the CRO. Credit Risk Review findings are reported to the CRMC, ERMC and Risk Committee. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved.
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Webster's interest rate sensitivity is monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO's primary goal is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within risk appetite limits approved by the Board of Directors. ALCO is chaired by Webster's Corporate Treasurer and members include the CEO, CFO and CRO. ALCO activities and findings are regularly reported to the ERMC, Risk Committee and Board of Directors.
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
Both Webster Bank and the Company maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the ERMC, Risk Committee and Board of Directors.
Capital Risk
Webster aims to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management targets and recommends capital conservation, generation, and/or deployment strategies. ALCO also has responsibility for the annual capital plan, target setting, contingency planning and stress testing, which are all reviewed and approved by the Risk Committee and Board of Directors at least annually.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, such as fraud, cyber-attacks, or natural disasters.
The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Specific programs and functions have been implemented to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, models, and new products and services.
Webster's Operational Risk Management Committee ("ORMC"), which consists of Senior Risk Officers and senior managers responsible for operational risk management to periodically review the aforementioned programs, key operational risk trends, concerns, and mitigation best practices. The ORMC is co-chaired by the CRO and Director of Operating Risk Management, who is responsible for overseeing Webster's operational risk management framework.
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

Results of Internal Audit reviews are reported to management and the Audit Committee of the Board of Directors. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports directly to the Audit Committee and administratively to the Chief Executive Officer. The appointment or replacement of the General Auditor is overseen by the Audit Committee.
Additional information on risks and uncertainties and additional factors that could affect the Company's results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2014 and in other reports filed by Webster with the SEC.
Subsidiaries of Webster Financial Corporation
Webster’s direct subsidiaries as of December 31, 2014 included Webster Bank, Webster Wealth Advisors, Inc. (formerly, Fleming, Perry & Cox, Inc.), and Webster Licensing, LLC. Webster also owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued and may in the future issue trust preferred securities.
Webster Bank's direct subsidiaries include Webster Mortgage Investment Corporation, Webster Business Credit Corporation (“WBCC”), and Webster Capital Finance, Inc. (“WCF”). Webster Bank is the primary source of community banking activity within the consolidated group. Webster Bank provides banking services through 164 banking offices, 314 ATMs, telephone banking, mobile banking, and its Internet website. Residential mortgage origination activity is conducted through Webster Bank. Webster Mortgage Investment Corporation is a passive investment subsidiary whose primary function is to provide servicing on passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients within the region from New York, NY to Boston, MA. WBCC provides asset-based lending services. WCF provides equipment financing for end users of equipment. Additionally, Webster Bank has various other subsidiaries that are not significant to the consolidated group.
Employees
At December 31, 2014, Webster had 2,764 employees, including 2,693 full-time and 71 part-time and other employees. None of the employees were represented by a collective bargaining group. Webster maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, and an employee 401(k) retirement savings plan. Management considers relations with its employees to be good. See Note 18 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information on certain benefit programs.
Available Information
Webster makes available free of charge on its websites (www.websterbank.com or www.wbst.com) its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. Information on Webster’s website is not incorporated by reference into this report.

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
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. We cannot be certain when final rules affecting us will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to us became effective January 1, 2015.  Compliance with these rules may impose additional costs on us.
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
To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be other-than-temporarily impaired, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Any such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital. See Note 2 - Investment Securities in the Notes to Consolidated Financial Statements included elsewhere within this report for additional information.
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
A significant percentage of our mortgage loans are secured by real estate in the State of Connecticut. Our success depends in part upon economic conditions in this and our other geographic markets. Adverse changes in such local markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase problem loans and charges-offs, and otherwise negatively affect our performance and financial condition.

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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities, underwriting, insurance (both agency and underwriting) and merchant banking. Regulations also impose restrictions and/or provide regulatory relief on the basis of asset size providing a potential advantage to smaller banking entities. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.
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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require the Company to record charges in the future related to the impairment of the Company’s goodwill. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs. If we were to conclude that a future write-down of goodwill is necessary, the Company would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.
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
ITEM 2. PROPERTIES
The Company's headquarters is located in Waterbury, CT. This facility houses the Company's executive and primary administrative offices, as well as the principal banking headquarters of Webster Bank.
At December 31, 2014, Webster Bank had 164 banking centers, as follows:

	Leased	Owned	Total
Connecticut	79	43	122
Massachusetts	8	13	21
Rhode Island	9	4	13
New York	8	—	8
Total Banking Centers	104	60	164
Lease expiration dates range from 1 to 73 years with renewal options of 1 to 25 years. For additional information regarding leases and rental payments, see Note 21 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included elsewhere within this report.
The following subsidiaries and divisions maintain the following offices: Webster Private Banking is headquartered in Stamford, Connecticut with offices in Hartford, Connecticut; New Haven, Connecticut; Waterbury, Connecticut; Greenwich, Connecticut; Wilton, Connecticut; White Plains, New York; and Providence, Rhode Island. Webster Capital Finance is headquartered in Kensington, Connecticut. Webster Business Credit Corporation is headquartered in New York, New York with offices in Boston, Massachusetts; Radnor, Pennsylvania; New Milford, Connecticut; and Washington D.C. HSA Bank is headquartered in Sheboygan, Wisconsin with an office in Milwaukee, Wisconsin.
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
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster's common shares trade on the New York Stock Exchange under the symbol “WBS.”
The following table sets forth, for each quarter of 2014 and 2013, the high and low intra-day sales prices per share of Webster's common stock and the cash dividends declared per share:

2014	High	Low	Cash Dividends Declared
Fourth quarter	$33.32	$26.53	$0.20
Third quarter	32.49	27.77	0.20
Second quarter	31.91	28.21	0.20
First quarter	32.67	28.71	0.15

2013	High	Low	Cash Dividends Declared
Fourth quarter	$31.32	$24.64	$0.15
Third quarter	28.29	24.53	0.15
Second quarter	25.92	22.04	0.15
First quarter	24.67	20.81	0.10
On January 27, 2015, Webster’s Board of Directors declared a quarterly dividend of $0.20 per share.
On January 30, 2015, the closing market price of Webster common stock was $30.53; there were 7,007 shareholders of record as determined by Broadridge, the Company’s transfer agent and registrar; and there were 90,523,288 common shares outstanding.
Dividends
A primary source of liquidity for Webster Financial Corporation is dividend payments from Webster Bank. The Bank paid the Company $100 million in dividends during the year ended December 31, 2014.
The Bank’s ability to make dividend payments to the Company is subject to certain regulatory and other requirements. Under OCC regulations, subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the Bank may declare a dividend, without prior regulatory approval, limited to net income for the current year to date as of the declaration date, plus undistributed net income from the preceding two years. At December 31, 2014, Webster Bank was in compliance with all applicable minimum capital requirements, and there was $270.2 million of undistributed net income available for the payment of dividends by the Bank to the Company.
Under the regulations, the OCC may grant specific approval permitting divergence from the requirements and also has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. In addition, the payment of dividends is subject to certain other restrictions, none of which is expected to limit any dividend policy that the Board of Directors may in the future decide to adopt.
If the capital of Webster is diminished by depreciation in the value of its property, by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the “Supervision and Regulation” section contained elsewhere within this report for additional information on dividends.

Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.
Recent Sale of Unregistered Securities
No unregistered securities were sold by Webster during the year ended December 31, 2014.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to any purchase of equity securities for Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
October 1-31, 2014	—	$—	$39,258,677	300	$9.90
November 1-30, 2014	1,209	$32.08	$39,258,677	—	$—
December 1-31, 2014	2,166	$31.93	$39,258,677	—	$—
Total	3,375	$31.98	$39,258,677	300	$9.90

(1)
The Company's current stock repurchase program authorized management to repurchase up to a maximum of $100 million of common stock and will remain in effect until fully utilized or until modified, superseded, or terminated. All 3,375 shares repurchased during the three months ended December 31, 2014 were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

(2)	Warrants to purchase the Company's common stock at an exercise price of $18.28 per share, listed on the New York Stock Exchange under the symbol "WBS WS."

Performance Graph
The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Keefe, Bruyette & Woods Regional Banking Index (“KRX”). KRX is used as the industry index because Webster believes it provides a representative comparison and appropriate benchmark against which to measure relative bank stock performance.
Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2009.
Comparison of Five Year Cumulative Total Return Among Webster, S&P 500 Index, KRX

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Webster Financial Corporation	$100	$166	$174	$178	$276	$295
S&P 500 Index	$100	$115	$117	$136	$180	$205
KRX	$100	$120	$114	$129	$190	$195

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
BALANCE SHEETS
Total assets	$22,533,010	$20,852,999	$20,146,765	$18,714,340	$18,033,881
Loans and leases, net	13,740,761	12,547,203	11,851,567	10,991,917	10,696,532
Investment securities	6,666,828	6,465,652	6,243,689	5,848,491	5,486,229
Goodwill and other intangible assets, net	532,553	535,238	540,157	545,577	551,164
Deposits	15,651,605	14,854,420	14,530,835	13,656,025	13,608,785
Borrowings	4,336,424	3,612,448	3,238,048	2,969,904	2,442,319
Total equity	2,322,681	2,209,188	2,093,530	1,845,774	1,778,879
STATEMENTS OF INCOME
Interest income	$718,941	$687,640	$693,502	$699,723	$708,647
Interest expense	90,500	90,912	114,594	135,955	171,376
Net interest income	628,441	596,728	578,908	563,768	537,271
Provision for loan and lease losses	37,250	33,500	21,500	22,500	115,000
Other non-interest income	197,754	197,615	189,411	175,018	185,270
Net impairment losses on securities recognized in earnings	(1,145)	(7,277)	—	—	(5,838)
Net unrealized (loss) gain on securities classified as trading	—	—	—	(1,799)	12,045
Net gain on sale of investment securities	5,499	712	3,347	3,823	9,748
Non-interest expense	502,138	498,059	501,804	510,976	538,974
Income from continuing operations before income tax expense	291,161	256,219	248,362	207,334	84,522
Income tax expense	91,409	76,670	74,665	57,951	12,358
Income from continuing operations	199,752	179,549	173,697	149,383	72,164
Income from discontinued operations, net of tax	—	—	—	1,995	94
Less: Net (loss) income attributable to non controlling interests	—	—	—	(1)	3
Preferred stock dividends	(10,556)	(10,803)	(2,460)	(3,286)	(18,086)
Accretion of preferred stock discount and gain on extinguishment	—	—	—	—	(6,830)
Net income available to common shareholders	$189,196	$168,746	$171,237	$148,093	$47,339
Per Share Data
Weighted-average common shares—diluted	90,620	90,261	91,649	91,688	82,172
Net income per common share from continuing operations—basic	$2.10	$1.90	$1.96	$1.67	$0.60
Net income per common share—basic	2.10	1.90	1.96	1.69	0.60
Net income per common share from continuing operations—diluted	2.08	1.86	1.86	1.59	0.57
Net income per common share—diluted	2.08	1.86	1.86	1.61	0.57
Dividends declared per common share	0.75	0.55	0.35	0.16	0.04
Book value per common share	23.99	22.77	22.75	20.74	19.97
Tangible book value per common share	18.10	16.85	16.42	14.51	13.64
Key Performance Ratios
Return on average assets (1)	0.93%	0.89%	0.90%	0.84%	0.40%
Return on average common shareholders’ equity	8.85	8.45	8.97	8.19	3.05
Return on average tangible common shareholders' equity	11.90	11.77	12.80	12.04	5.11
Net interest margin	3.21	3.26	3.32	3.47	3.36
Efficiency ratio	59.30	60.36	62.78	65.13	66.73
Tangible common equity ratio	7.45	7.49	7.15	7.00	6.80
Non-interest income as a percentage of total revenue	24.33	24.25	24.98	23.90	27.25
Average shareholders’ equity to average assets	10.67	10.61	10.06	10.16	10.47
Dividend payout ratio	35.71	28.95	17.86	9.47	6.67
Asset Quality Ratios
Allowance for loan and lease losses as a percentage of loans and leases	1.15%	1.20%	1.47%	2.08%	2.92%
Net charge-offs as a percentage of average loans and leases	0.23	0.47	0.68	1.00	1.23
Non-performing loans and leases as a percentage of loans and leases	0.95	1.28	1.62	1.68	2.48
Non-performing assets as a percentage of loans and leases plus OREO	1.00	1.35	1.65	1.72	2.73
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
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of Webster or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (ii) volatility and disruption in national and international financial markets; (iii) government intervention in the U.S. financial system; (iv) changes in the level of non-performing assets and charge-offs; (v) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (vi) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (vii) inflation, interest rate, securities market and monetary fluctuations; (viii) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (ix) changes in consumer spending, borrowings and savings habits; (x) technological changes and cyber-security matters; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among banks, financial holding companies and other financial services providers; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New Capital Rules; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (xv) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (xvi) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Annual Report on Form 10-K speaks only as of the date on which it pursuant to is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
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
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment, are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified the Company's most critical accounting policies and accounting estimates, which have been discussed with the appropriate committees of the Board of Directors, as follows:

Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimation of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. The allowance for loan and lease losses is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes amounts calculated in accordance with Accounting Standards Codification ("ASC") Topic 310, “Receivables” and allowance allocation calculated in accordance with ASC Topic 450, “Contingencies.”
The level of the allowance for loan and lease losses reflects management’s judgment based on continuing evaluation of industry concentrations, specific credit risks, loss experience, current portfolio quality, present economic, political, and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. This allowance balance may be allocated for specific portfolio credits; however, the entire allowance balance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, changes in interest rates, and regulatory authorities altering their loan classification guidance.
Fair Value Measurements
The Company records certain assets and liabilities at fair value in the Consolidated Financial Statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as defined by applicable accounting guidance.
To increase consistency and comparability in fair value measures, management adheres to the three-level hierarchy established to prioritize the inputs used in valuation techniques, which consists of (i) quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date, (ii) inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. All assets and liabilities recorded at fair value are categorized both on a recurring and nonrecurring basis into the above three levels. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability and, as a result, assets or liabilities may be transferred between hierarchy levels due to changes in availability of observable market inputs used to measure fair value at that measurement date.
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. In addition, changes in legislation or regulatory environment could further impact these assumptions.

The hierarchy level and valuation methodology for financial instruments measured at fair value on a recurring basis is at December 31, 2014:

Financial Instrument	Hierarchy	Valuation Methodology

Available for sale securities	Level 1	Consists of U.S. Treasury securities and equity securities which have quoted prices.
Level 2
Consists of Agency CMOs, Agency MBS, Agency CMBS, Non-Agency CMBS, CLOs, corporate debt, single-issuer trust preferred securities, for which quoted market prices are not available. Management employs an independent pricing service that utilizes matrix pricing to calculate fair value. This fair value measurement considers observable data such as dealer quotes, dealer price indications, market spreads, credit information, and the respective terms and conditions for debt instruments. Procedures are in place to monitor assumptions and establish processes to challenge valuations received from pricing services that appear unusual or unexpected.

Derivative instruments	Level 1	Consists of Fed Funds futures contracts which have quoted prices.
Level 2
Consists of interest rate swaps and mortgage banking derivatives. Management uses readily observable market parameters to value these contracts. Further, for interest rate swaps, Bloomberg models and third-party consultants are utilized.

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
On December 10, 2013, Federal banking agencies jointly adopted final regulations to implement Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Volcker Rule restricts the ability of banking entities to engage in proprietary trading or have an ownership interest in Covered Funds. The final rule definition of a Covered Fund includes investments such as certain CLO and CDO securities, in the available-for-sale portfolio, and alternative investments. The company will divest its Covered Fund investments in accordance with the conformance period defined in the Final Rule. As a result, OTTI is immediately triggered since it becomes more likely than not that the company would be required to divest of a security with a current unrealized loss before achieving full recovery of its cost. Unlike credit-driven OTTI, when only the credit portion of the impairment is charged against earnings, a required divestiture situation results in a full write-down to market value in the current period. Therefore, the Company recognized OTTI of $1.1 million related to the CLO securities for the year ended December 31, 2014.
Information regarding the fair value hierarchy levels and Volcker Rule impact are more fully described, along with additional information regarding fair value measurements, in Note 17 - Fair Value Measurements and Note 2 - Investment Securities in the Notes to Consolidated Financial Statements included elsewhere within this report.

Goodwill Valuation
Goodwill represents the excess purchase price of businesses acquired over the fair value, at acquisition, of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is evaluated for impairment, at least annually, in accordance with ASC Topic 350, "Intangibles - Goodwill and Other." Quarterly, an assessment of potential triggering events is performed and should events or circumstances be present that, more likely than not, would reduce the fair value of a reporting unit below its carrying value, the Company would then evaluate: periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; geo-economic factors, and internally developed forecasts to determine if its recorded goodwill may be impaired. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Discounted cash flow estimates, which include significant management assumptions relating to revenue growth rates, net interest margins, weighted-average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. In “Step 1,” the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense.
During 2014, Webster performed its annual impairment test under Step 1 as of its elected measurement date of August 31. Subsequently, Webster elected to change prospectively the measurement date for its annual goodwill impairment test from August 31 to November 30 of each fiscal year beginning in 2015. In conjunction with this change, Webster performed a Step 1 impairment test at December 31, 2014. This change is not expected to result in the delay, acceleration, or avoidance of an impairment charge. Webster believes this timing is preferable as it better aligns the goodwill impairment test with the Company's strategic business planning process, which is a key component of the goodwill impairment test.
The valuation of goodwill involves estimates which require significant management judgment. Determining the fair value of a reporting unit involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as revenue growth rates, expense trends, discount rates, and terminal values. Based upon an evaluation of key data and market factors, management selects from a range, the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. The Company utilizes both an income approach and a market approach to arrive at an indicated fair value range for the reporting unit. The comparable company method is used to corroborate the income approach, giving an indication of the fair value of equity of the reporting units, by including small to mid-sized banks based in the Northeast with significant geographic or product line overlap to Webster and its reporting units.
At December 31, 2014, Webster calculated the following multiples for the selected comparable companies, as appropriate for each reporting unit: core deposit premium, equity value-to-tangible book value, equity value-to-revenue and price-to-earnings per share. The selected multiple ranges were based on a range of 90% to 110% of the median multiples, subject to an adjustment factor and a global factor calculated based on the quantitative and qualitative differences between the comparable companies and the reporting units. In this income approach used, the discount rate used for each reporting unit ranged from 8.5% to 11.3%. The long-term growth rate used in determining the terminal value of the reporting unit's cash flows was estimated at 4% and is based on management’s assessment of the minimum expected growth rate of each reporting unit as well as broader economic and regulatory considerations.
In estimating the carrying value of each reporting unit, Webster also uses a methodology that is based upon Basel III asset risk weightings and fully allocates book capital to all assets and liabilities of each reporting unit. Capital is allocated to assets based on risk weightings and to funding liabilities based on an assessment of operational risk, collateral needs and residual leverage capital as appropriate.
There was no impairment indicated as a result of the Step 1 test performed as of December 31, 2014. The fair value of the Consumer Deposits, Business Banking, and Other reporting units where goodwill resides exceeded carrying value by 52.4%, 15.8%, and 910.2%, respectively.
With respect to sensitivity analysis related to the Business Banking unit, by which the fair value exceeded the carrying amount by approximately 16%, stressing (i) the discount rate up approximately 100 basis points or (ii) the projection of net income downward by approximately 10%, assuming no changes in any other variable, would result in the Company having to perform additional analysis under step 2.

Calculations around sensitivity are hypothetical and should not be considered to be predictive of future performance. Impacts to implied fair value based on adverse changes in assumptions should not be extrapolated as the relationship of change in assumption to the change in fair value may not be linear.
Income Taxes
In accordance with ASC Topic 740, "Income Taxes," certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of deferred tax assets and the resolution of uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of deferred tax assets and resolution of uncertain tax positions could differ materially from the amounts recorded in the Consolidated Financial Statements.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns and for which a financial statement tax benefit has been recognized. The realization of deferred tax assets depends upon future sources of taxable income and the existence of prior years' taxable income to which carry back refund claims could be made. Valuation allowances are established for those deferred tax assets determined not likely to be realized based on management's judgment.
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
Income taxes are more fully described in Note 7 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.
Defined Benefit Pension and Postretirement Benefits Plans
The determination of the obligation and expense for the defined benefit pension and postretirement benefits plans is dependent upon certain key assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets, and rates of increase in health care costs. Effective December 31, 2014, the mortality assumptions used in the pension liability assessment was updated to the RP-2014 table with the Mercer MMP-2007 mortality improvement projection scale applied generationally. Market-driven rates may fluctuate unexpectedly, and actual results would differ from the assumptions utilized for actuarial valuations. Significant differences in actual experience or significant changes in the key assumptions may materially affect the future defined benefit pension and postretirement benefits obligations and expense. The Company has a retirement plans committee which evaluates the key assumptions for the benefit plans annually. The discount rates used in the actuarial valuation of the defined benefit pension and postretirement benefits plans were calculated using the CitiGroup yield curve as of each measurement date. Trends in the key assumptions used in the actuarial valuations are more fully described in Note 18 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements included elsewhere within this report.
Accounting Standards Updates
See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere within this report for details of recently issued accounting pronouncements and their expected impact on the Company's financial statements.

Results of Operations
Financial Performance
The Company achieved a record level of net income available to common shareholders of $189.2 million for the year ended December 31, 2014. The Company's operating efficiency continued to improve as evidenced by a decrease of 106 basis points in the efficiency ratio, record high levels of low cost deposits, continued total loan growth, steady improvement in credit quality, and continued strong capital ratios.
Income before income tax expense was $291.2 million for the year ended December 31, 2014, an increase of $34.9 million from $256.2 million for the year ended December 31, 2013.
The primary factors positively impacting income before tax expense include:

•	interest income increased $31.3 million;

•	impairment losses on securities decreased by $6.1 million;

•	net gain on sale of investment securities increased $4.8 million;

•	deposit service fees increased $4.5 million;

•	loan related fees increased $1.4 million;

•	interest expense decreased $0.4 million; and

•	wealth and investment service fees increased $0.2 million.
The primary factors negatively impacting income from continuing operations include:

•	income from mortgage banking activities decreased $12.3 million;

•	non-interest expense increased $4.1 million; and

•	provision for loan and lease losses increased $3.8 million.
The impact of the items outlined above, and the effect from income taxes of $91.4 million and $76.7 million, and preferred stock dividends of $10.6 million and $10.8 million for the years ended December 31, 2014 and 2013, respectively, resulted in net income available to common shareholders of $189.2 million for the year ended December 31, 2014 compared to $168.7 million for the year ended December 31, 2013. Diluted net income available to common shareholders was $2.08 and $1.86 per share for the years ended December 31, 2014 and 2013, respectively.
Net interest income increased $31.7 million to $628.4 million for the year ended December 31, 2014. Average total interest-earning assets increased by $1.2 billion, while the average yield decreased by 7 basis points in 2014 compared to 2013. Average total interest-bearing liabilities increased $1.1 billion, while the average cost decreased by 3 basis points in 2014 compared to 2013.
Credit quality improved as evidenced by improvement in asset quality ratios. Net charge-offs as a percentage of average loans and leases decreased to 0.23% for the year ended December 31, 2014 from 0.47% for the year ended December 31, 2013, and non-performing assets as a percentage of loans, leases and other real estate owned decreased to 1.00% at December 31, 2014 from 1.35% at December 31, 2013. The continued improvement in credit quality in 2014 resulted in a reduction in total past due and non-accrual loans at December 31, 2014 compared to December 31, 2013.
On April 21, 2014, the Company increased its quarterly cash dividend to common shareholders to $0.20 per common share from $0.15 per common share.

Selected financial highlights are presented in the following table:

	At or for the years ended December 31,
(In thousands, except per share and ratio data)	2014	2013	2012
Statement of Income:
Net interest income	$628,441	$596,728	$578,908
Provision for loan and lease losses	37,250	33,500	21,500
Total non-interest income	202,108	191,050	192,758
Total non-interest expense	502,138	498,059	501,804
Net income	199,752	179,549	173,697
Net income available to common shareholders	189,196	168,746	171,237
Per Share Data:
Weighted-average common shares - diluted (1)	90,620	90,261	91,649
Net income available to common shareholders per common share - diluted	$2.08	$1.86	$1.86
Dividends declared per common share	0.75	0.55	0.35
Dividends declared per Series A preferred share	85.00	85.00	85.00
Dividends declared per Series E preferred share	1,600.00	1,648.89	—
Book value per common share	23.99	22.77	22.75
Tangible book value per common share (3)	18.10	16.85	16.42
Selected Ratios:
Tangible common equity ratio (3)	7.45%	7.49%	7.15%
Tier 1 common equity to risk-weighted assets (3)	11.43	11.43	10.78
Net interest margin	3.21	3.26	3.32
Return on average assets (2)	0.93	0.89	0.90
Return on average common shareholders' equity	8.85	8.45	8.97
Return on average tangible common shareholders' equity (3)	11.90	11.77	12.80
Efficiency ratio (3)	59.30	60.36	62.78

(1)
For the years ended December 31, 2014, 2013, and 2012, the effect of the Series A Preferred Stock on the computation of diluted earnings per share was anti-dilutive; therefore, the effect of this security was not included in the determination of diluted average shares.

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

The following table reconciles the non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2014	2013	2012
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,322,681	$2,209,188	$2,093,530
Less: Preferred equity (GAAP)	151,649	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,553	535,238	540,157
Tangible common equity (non-GAAP)	$1,638,479	$1,522,301	$1,401,724
Common shares outstanding	90,512	90,367	85,341
Tangible book value per common share (non-GAAP)	$18.10	$16.85	$16.42

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,322,681	$2,209,188	$2,093,530
Less: Preferred stock (GAAP)	151,649	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,553	535,238	540,157
Tangible common shareholders' equity (non-GAAP)	$1,638,479	$1,522,301	$1,401,724
Total Assets (GAAP)	$22,533,010	$20,852,999	$20,146,765
Less: Goodwill and other intangible assets (GAAP)	532,553	535,238	540,157
Tangible assets (non-GAAP)	$22,000,457	$20,317,761	$19,606,608
Tangible common equity ratio (non-GAAP)	7.45%	7.49%	7.15%

Tier 1 common equity to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,322,681	$2,209,188	$2,093,530
Less: Preferred equity (GAAP)	151,649	151,649	151,649
Goodwill and other intangible assets (GAAP)	532,553	535,238	540,157
Accumulated other comprehensive loss (GAAP)	(56,261)	(48,549)	(32,266)
Add back: DTL related to goodwill and other intangibles (regulatory)	9,886	10,145	11,380
Tier 1 common equity (regulatory)	$1,704,626	$1,580,995	$1,445,370
Risk-weighted assets (regulatory)	$14,908,139	$13,827,535	$13,409,363
Tier 1 common equity to risk-weighted assets (non-GAAP)	11.43%	11.43%	10.78%

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$189,196	$168,746	$171,237
Intangible assets amortization, tax-affected at 35% (GAAP)	1,745	3,197	3,523
Net income adjusted for amortization of intangibles (non-GAAP)	$190,941	$171,943	$174,760
Average shareholders' equity (non-GAAP)	$2,289,565	$2,149,713	$1,946,580
Less: Average Preferred stock (non-GAAP)	151,649	151,649	38,335
Average Goodwill and other intangible assets (non-GAAP)	533,549	537,650	542,782
Average tangible common equity (non-GAAP)	$1,604,367	$1,460,414	$1,365,463
Return on average tangible common shareholders' equity (non-GAAP)	11.90%	11.77%	12.80%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$502,138	$498,059	$501,804
Less: Foreclosed property expense (GAAP)	1,223	1,338	1,028
Intangible assets amortization (GAAP)	2,685	4,919	5,420
Other expense (non-GAAP)	1,732	4,354	3,762
Non-interest expense (non-GAAP)	$496,498	$487,448	$491,594
Net interest income (GAAP)	$628,441	$596,728	$578,908
Add back: FTE adjustment (non-GAAP)	11,124	13,221	14,751
Non-interest income (GAAP)	202,108	191,050	192,758
Less: Net gain on sale of investment securities (GAAP)	5,499	712	3,347
Impairment loss recognized in earnings (GAAP)	(1,145)	(7,277)	—
Income (non-GAAP)	$837,319	$807,564	$783,070
Efficiency ratio (non-GAAP)	59.30%	60.36%	62.78%

The following table summarizes the Company's daily average balances, interest, average yields and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields
Assets
Interest-earning assets:
Loans and leases	$13,275,340	$513,705	3.87%	$12,235,821	$490,985	4.01%	$11,525,233	$485,666	4.21%
Securities (1)	6,446,799	210,721	3.28	6,268,889	204,287	3.28	6,100,219	216,513	3.58
Federal Home Loan and Federal Reserve Bank stock	168,036	4,719	2.81	158,233	3,437	2.17	143,074	3,508	2.45
Interest-bearing deposits	24,376	63	0.26	21,800	84	0.39	77,265	141	0.18
Loans held for sale	22,642	857	3.78	63,870	2,068	3.24	73,156	2,425	3.31
Total interest-earning assets	19,937,193	$730,065	3.67%	18,748,613	$700,861	3.74%	17,918,947	$708,253	3.96%
Non-interest-earning assets	1,523,606			1,513,906			1,427,824
Total assets	$21,460,799			$20,262,519			$19,346,771

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,216,777	$—	—%	$2,939,324	$—	—%	$2,638,025	$—	—%
Savings, checking, & money market deposits	9,863,703	17,800	0.18	9,511,386	18,376	0.19	8,824,581	21,061	0.24
Time deposits	2,280,668	26,362	1.16	2,357,321	28,206	1.20	2,703,414	38,525	1.43
Total deposits	15,361,148	44,162	0.29	14,808,031	46,582	0.31	14,166,020	59,586	0.42

Securities sold under agreements to repurchase and other borrowings	1,353,308	19,388	1.43	1,228,002	20,800	1.69	1,207,623	21,034	1.74
Federal Home Loan Bank advances	2,038,749	16,909	0.83	1,652,471	16,229	0.98	1,389,999	16,943	1.22
Long-term debt	252,368	10,041	3.98	233,850	7,301	3.12	418,896	17,031	4.07
Total borrowings	3,644,425	46,338	1.27	3,114,323	44,330	1.42	3,016,518	55,008	1.82
Total interest-bearing liabilities	19,005,573	$90,500	0.48%	17,922,354	$90,912	0.51%	17,182,538	$114,594	0.67%
Non-interest-bearing liabilities	165,661			190,452			217,653
Total liabilities	19,171,234			18,112,806			17,400,191

Preferred stock	151,649			151,649			38,335
Common shareholders' equity	2,137,916			1,998,064			1,908,245
Webster Financial Corporation shareholders' equity	2,289,565			2,149,713			1,946,580
Total liabilities and equity	$21,460,799			$20,262,519			$19,346,771
Tax-equivalent net interest income		639,565			609,949			593,659
Less: tax equivalent adjustments		(11,124)			(13,221)			(14,751)
Net interest income		$628,441			$596,728			$578,908
Net interest margin			3.21%			3.26%			3.32%

(1)	Daily average balances and yields of securities available for sale are based upon amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.7% of total revenue for the year ended December 31, 2014. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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
The following rate volume table is based upon reported net interest income:

	Years ended December 31,			Years ended December 31,
	2014 vs. 2013 Increase (decrease) due to			2013 vs. 2012 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(17,804)	$40,044	$22,240	$(23,819)	$29,138	$5,319
Loans held for sale	300	(1,511)	(1,211)	(55)	(302)	(357)
Investments (1)	4,409	5,863	10,272	(15,118)	4,294	(10,824)
Total interest income	$(13,095)	$44,396	$31,301	$(38,992)	$33,130	$(5,862)
Interest on interest-bearing liabilities:
Deposits	$(3,705)	$1,285	$(2,420)	$(15,601)	$2,597	$(13,004)
Borrowings	(4,996)	7,004	2,008	(12,411)	1,733	(10,678)
Total interest expense	$(8,701)	$8,289	$(412)	$(28,012)	$4,330	$(23,682)
Net change in net interest income	$(4,394)	$36,107	$31,713	$(10,980)	$28,800	$17,820
(1) Investments include; Securities, Federal Home Loan and Federal Reserve Bank stock, and Interest-bearing deposits
Net interest income totaled $628.4 million for the year ended December 31, 2014 compared to $596.7 million for the year ended December 31, 2013, an increase of $31.7 million. The increase in net interest income during the year was primarily related to an increase in average interest-earning assets, partially offset by an overall decline in reinvestment spreads on earning assets. Average interest-earning assets during the year ended December 31, 2014 increased $1.2 billion compared to the year ended December 31, 2013. The average yield on interest-earning assets decreased 7 basis points to 3.67% for the year ended December 31, 2014 from 3.74% for the year ended December 31, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The net interest margin decreased 5 basis points to 3.21% during the year ended December 31, 2014 from 3.26% for the year ended December 31, 2013. The decrease in net interest margin is due primarily to reinvestment of interest-earning assets at reduced spreads, partially offset by less premium amortization on mortgage-backed securities. Market interest rates remained at historically low levels during the periods reported.

Average loans and leases increased $1.0 billion during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The loan and lease portfolio comprised 66.6% of the average interest-earning assets at December 31, 2014 as compared to 65.3% of the average interest-earning assets at December 31, 2013. The loan and lease portfolio yield decreased 14 basis points to 3.87% for the year ended December 31, 2014, compared to the loan and lease portfolio yield of 4.01% for the year ended December 31, 2013. The decrease in the yield on average loans and leases is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current low interest rate environment.
Average investments increased $190.3 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The investments portfolio comprised 33.3% of the average interest-earning assets at December 31, 2014 as compared to 34.4% of the average interest-earnings assets at December 31, 2013. The investments portfolio yield increased 7 basis points to 3.11% for the year ended December 31, 2014 compared to the investments portfolio yield of 3.04% for the year ended December 31, 2013. The yield on average investments increased primarily due to larger Federal Home Loan Bank ("FHLB") holdings, paying an increased dividend rate.
Average total deposits increased $553.1 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase is due to a $277.4 million increase in non-interest-bearing deposits and an increase of $275.7 million in interest-bearing deposits. The average cost of deposits decreased 2 basis points to 0.29% for the year ended December 31, 2014 from 0.31% for the year ended December 31, 2013. The decrease in the average cost of deposits is the result of improved pricing on certain deposit products and product mix, as the proportion of higher costing certificates of deposit to total interest-bearing deposits decreased to 18.8% for the year ended December 31, 2014 from 19.9% for the year ended December 31, 2013.
Average total borrowings increased $530.1 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Borrowings increased as growth in loans and securities exceeded the growth in deposits and operating cash flows. Average securities sold under agreements to repurchase and other borrowings increased $125.3 million, and average FHLB advances increased $386.3 million. The $18.5 million increase in average long-term debt is due to the issuance of $150 million aggregate principal amount of senior notes in February 2014, ahead of a prior issuance that matured in April 2014. The average cost of borrowings decreased 15 basis points to 1.27% for the year ended December 31, 2014 from 1.42% for the year ended December 31, 2013. The decrease in average cost of borrowings is a result of a larger percentage of total borrowings for securities sold under agreements to repurchase and FHLB advances at lower rates.
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At December 31, 2014, the allowance for loan and lease losses totaled $159.3 million, or 1.15% of total loans and leases, compared to $152.6 million, or 1.20% of total loans and leases, at December 31, 2013.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with net charge-offs during the period, impact the required level of the provision for loan and lease losses. For the year ended December 31, 2014, total net charge-offs were $30.6 million compared to $58.1 million for the year ended December 31, 2013.
The provision for loan and lease losses was $37.3 million for the year ended December 31, 2014 an increase of $3.8 million compared to the year ended December 31, 2013. The increase in provision for loan and lease losses was due primarily to the increase in loan balances, partially offset by improved credit quality.
See the "Loan and Lease Portfolio" through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
Non-interest income comparison of 2014 to 2013:

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Non-Interest Income:
Deposit service fees	$103,431	$98,968	$4,463	4.5%
Loan related fees	23,212	21,860	1,352	6.2
Wealth and investment services	34,946	34,771	175	0.5
Mortgage banking activities	4,070	16,359	(12,289)	(75.1)
Increase in cash surrender value of life insurance policies	13,178	13,770	(592)	(4.3)
Net gain on sale of investment securities	5,499	712	4,787	672.3
Impairment loss on securities recognized in earnings	(1,145)	(7,277)	6,132	(84.3)
Other income	18,917	11,887	7,030	59.1
Total non-interest income	$202,108	$191,050	$11,058	5.8%
Total non-interest income was $202.1 million for the year ended December 31, 2014, an increase of $11.1 million from the year ended December 31, 2013. The increase is primarily attributable to an increase in other income, a lower impairment loss on securities, an increased gain on sale of securities, and increased deposit service fees due to account growth primarily at the Company's HSA Bank division, offset by a decrease in mortgage banking activities.
Other income increased $7.0 million, or 59.1%, due to increased commercial customer interest rate derivative activity, a private equity fund distribution, death benefit proceeds from bank owned life insurance policies, and miscellaneous rebate income.
The decrease in impairment loss on securities recognized in earnings of $6.1 million, or 84.3%, is due to the requirement to divest certain CLO and CDO securities that were subject to the Volcker Rule.  The required divestiture situation resulted in the full write-down of unrealized market losses of certain CLO and CDO securities to market value in December  2013.  The additional impairment loss recognized in 2014 represents the continued write-down of market losses related to the CLO securities as required until the conformance date in July 2017.
Net gain on sale of investment securities increased $4.8 million primarily due to the sale of four non Volcker Rule compliant pooled trust preferred positions during the year.
Deposit service fees increased $4.5 million, or 4.5%, due to volume driven debit card interchange revenue and checking account services charges from the Company's HSA Bank division, cash management fees, and ATM and other account surcharges, offset by a reduction in NSF charges.
The decrease in mortgage banking activities of $12.3 million, or 75.1%, is due to increased residential mortgage loan interest rates resulting in lower refinancing volumes. Originations of loans held for sale were $297 million for the twelve months ended December 31, 2014 compared to $687 million for the twelve months ended December 31, 2013.

Non-Interest Expense
Non-interest expense comparison of 2014 to 2013:

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$270,151	$264,835	$5,316	2.0%
Occupancy	47,325	48,794	(1,469)	(3.0)
Technology and equipment	61,993	60,326	1,667	2.8
Intangible assets amortization	2,685	4,919	(2,234)	(45.4)
Marketing	15,379	15,502	(123)	(0.8)
Professional and outside services	8,296	9,532	(1,236)	(13.0)
Deposit insurance	22,670	21,114	1,556	7.4
Other expense	73,639	73,037	602	0.8
Total non-interest expense	$502,138	$498,059	$4,079	0.8%
Total non-interest expense was $502.1 million for the year ended December 31, 2014, an increase of $4.1 million from the year ended December 31, 2013. The increase for the year ended December 31, 2014 is primarily attributable to higher compensation and benefits, technology and equipment expense, and deposit insurance, offset by lower intangible asset amortization, occupancy, and professional and outside services.
Compensation and benefits increased $5.3 million, or 2%, due to additional staffing within the commercial, business banking, HSA Bank, and compliance areas, an increase in incentive related expense, and annual merit increases, offset by lower expenses in pension, stock based compensation, and 401(k) match.
Technology and equipment expense increased $1.7 million, or 2.8%, primarily due to infrastructure investments at the Company's HSA Bank division.
Deposit insurance increased $1.6 million, or 7.4%, due primarily to an increase in overall assets and the addition of high risk weighted assets.
Intangible assets amortization decreased $2.2 million, or 45.4%, due to the completion of core deposit intangibles amortization related a 2004 acquisition.
Occupancy costs decreased $1.5 million, or 3%, due to lower depreciation on buildings and leasehold improvements and lower occupancy related maintenance costs.
Professional and outside services decreased $1.2 million, or 13%, due to lower consulting costs.
Income Taxes
Webster recognized income tax expense of $91.4 million in 2014 and $76.7 million in 2013. The effective tax rates were 31.4% and 29.9%, respectively. The increase in the effective rate principally reflects the effects of the increased pre-tax income in 2014; the $1.7 million benefit recognized in 2013 to correct the immaterial errors in prior periods; decreased benefits from tax-exempt interest income in 2014; and increased state tax expense in 2014, which also included a $2.0 million benefit recognized in the first quarter.
For additional information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 7 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.

Comparison of 2013 and 2012 Years
Financial Performance
For the year ended December 31, 2013, Webster's income from continuing operations, before income tax expense and preferred stock dividends, was $256.2 million, an increase of $7.8 million from $248.4 million for the year ended December 31, 2012. The primary factors which led to this increase are outlined below:
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
A discussion of the significant components of income from continuing operations follows,
Net Interest Income
Net interest income totaled $596.7 million for the year ended December 31, 2013 compared to $578.9 million for the year ended December 31, 2012, an increase of $17.8 million. The increase in net interest income during the year ended December 31, 2013 was primarily related to an increase in average interest-earning assets, partially offset by declining reinvestment spreads on earning assets. Average interest-earning assets for the year ended December 31, 2013 increased $829.7 million from the year ended December 31, 2012. The net interest margin decreased 6 basis points to 3.26% during the year ended December 31, 2013 from 3.32% during the year ended December 31, 2012. The decrease in net interest margin is due to a greater decline in the yield of interest-earning assets than the decline in cost of interest-bearing liabilities, primarily due to growth in the average investment portfolio at lower yields and lower yields in the loan portfolio, partially offset by a decline in the cost of deposits and borrowings. The average yield on interest-earning assets decreased 22 basis points to 3.74% during the year ended December 31, 2013 from 3.96% during the year ended December 31, 2012. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Market interest rates have remained at historically low levels during the reported periods.
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

Average total borrowings increased $97.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is due to a $262.5 million increase in average FHLB advances, a $20.4 million increase in average securities sold under agreements to repurchase and other borrowings, partially offset by decreases of $185.0 million in average long-term debt. The increase in FHLB advances is due to the replacement of long-term funding with short-term, lower cost. The decrease in average long-term debt is due to the repayment of all the $102.6 million outstanding principal amount of Subordinated Notes on January 15, 2013, and, to a lesser extent, the redemption of $136.1 million of Capital Trust Securities on July 18, 2012.
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
Non-interest income comparison of 2013 to 2012:

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
Non-interest expense comparison of 2013 to 2012:

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
As discussed above, in the three months ended September 30, 2013, the Company recognized a $1.7 million benefit to correct an error applicable to income taxes in prior periods. The error related to the November 2008 to December 2010 period when provisions for non deductible executive compensation associated with the U.S. Treasury's Capital Purchase Program were applicable to Webster and unintentionally overstated. The correction of the error had the effect of reducing the Company's effective tax rate by 0.7 percentage points for the twelve months ended December 31, 2013.

Segment Results
Webster’s operations are organized into three reportable segments that represent its core businesses – Commercial Banking, Community Banking, and Other. Community Banking includes the Personal Bank and Business Banking operating segments, and Other includes HSA Bank and Private Banking. The factors considered in determining whether individual operating segments could be aggregated include that the operating segments: (i) offer the same products and services, (ii) offer services to the same types of clients, (iii) provide services in the same manner and (iv) operate in the same regulatory environments. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. In light of the acquisition by Webster Bank of JPMorgan Chase Bank, N.A.'s health savings account business on January 13, 2015 (see Note 24 - Subsequent Event for additional information), the Company intends to evaluate its reportable segment structure as of the end of the first quarter of 2015 in order to ensure that the segments remain aligned with the way the business is managed. If the evaluation results in a change in segment reporting, the Company expects that it would conform historical information to the new presentation.
Webster’s segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are continually being reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports prepared for each operating segment reflect non-GAAP reporting methodologies. The differences between the full profitability and GAAP measures are reconciled in Corporate and Reconciling.
The following tables present the performance summary of net income (loss) and balance sheet information:

	Years ended December 31,
(In thousands)	2014	2013	2012
Net income (loss):
Commercial Banking	$110,080	$91,097	$88,659
Community Banking	74,130	74,147	64,462
Other	18,128	16,875	12,602
Total Reportable Segments	202,338	182,119	165,723
Corporate and Reconciling	(2,586)	(2,570)	7,974
Net income	$199,752	$179,549	$173,697

	At December 31, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$6,550,868	$8,198,115	$425,573	$15,174,556	$7,358,454	$22,533,010
Total loans and leases	6,559,020	6,927,302	395,833	13,882,155	17,870	13,900,025
Total deposits	3,203,344	10,103,698	2,036,097	15,343,139	308,466	15,651,605

Total assets under management and administration	—	2,754,775	2,423,944	5,178,719	—	5,178,719

	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,809,343	$365,863	$13,857,335	$6,995,664	$20,852,999
Total loans and leases	5,628,303	6,693,493	343,823	12,665,619	34,157	12,699,776
Total deposits	2,948,072	10,014,509	1,739,345	14,701,926	152,494	14,854,420

Total assets under management and administration	—	2,534,819	2,552,237	5,087,056	—	5,087,056

	At December 31, 2012
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Total assets	$5,113,898	$7,708,159	$282,414	$13,104,471	$7,042,294	$20,146,765
Total loans and leases	5,037,307	6,668,712	259,835	11,965,854	62,842	12,028,696
Total deposits	2,695,911	10,188,750	1,454,129	14,338,790	192,045	14,530,835

Total assets under management and administration	—	2,314,052	2,326,660	4,640,712	—	4,640,712
The Company uses a matched maturity funding concept, also known as coterminous funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the expected principal repayment date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used,” and deposits are assigned an FTP rate for funds “provided.” This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s Asset/Liability Management Committee.
The provision for loan and lease losses allocated to each segment is based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense or benefit for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and the provision for the consumer liquidating portfolio, is shown as other reconciling. For the years ended December 31, 2014, 2013, and 2012, 103.8%, 115.4%, and 83.7%, respectively, of the provision expense is specifically attributable to segments.
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
Commercial Banking Results:

	Years ended December 31,
(In thousands)	2014	2013	2012
Net interest income	$238,186	$217,582	$188,666
Provision (benefit) for loan and lease losses	12,629	18,581	(7,498)
Net interest income after provision	225,557	199,001	196,164
Non-interest income	37,270	30,797	29,324
Non-interest expense	102,374	99,801	98,718
Income before income taxes	160,453	129,997	126,770
Income tax expense	50,373	38,900	38,111
Net income	$110,080	$91,097	$88,659

	At December 31,
(In thousands)	2014	2013	2012
Total assets	$6,550,868	$5,682,129	$5,113,898
Total loans and leases	6,559,020	5,628,303	5,037,307
Total deposits	3,203,344	2,948,072	2,695,911
Net interest income increased $20.6 million in 2014 compared to 2013. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses decreased $6.0 million in 2014 compared to 2013. The decline is due in part to Commercial Banking realizing continued improvement in asset quality, including declines in charge-offs and substandard loans, partially offset by loan growth. Management believes the reserve level adequate to cover inherent losses in the Commercial Banking portfolio as of December 31, 2014. Non-interest income increased $6.5 million in 2014 compared to 2013. The increase is due to fees generated from loan related activities and interest rate derivative products. Non-interest expense increased $2.6 million in 2014 compared to 2013. The increase is primarily due to compensation and benefit costs related to strategic new hires.
Net interest income increased $28.9 million in 2013 compared to 2012. The increase is primarily due to greater loan and deposit volumes, greater deferred loan fees, and the continuing lower cost of funds. The provision for loan and lease losses increased $26.1 million in 2013 compared to 2012. The change in provision is due to management’s evaluation of the level of inherent losses in this segment’s existing book of business and management’s belief in the adequacy of the overall reserve levels. Commercial Banking has realized continued improvement in asset quality, including declines in charge-offs and substandard loans, which reduced the overall loan loss coverage. Non-interest income increased $1.5 million in 2013 compared to 2012, primarily due to fees generated from agent led transactions and other loan related fees. Non-interest expense increased $1.1 million in 2013 compared to 2012. The increase relates to the allocation of corporate expenses.
Total loans were $6.6 billion, $5.6 billion, and $5.0 billion at December 31, 2014 , 2013, and 2012, respectively. Loans increased $930.7 million for the year ending December 31, 2014 compared to the year ending December 31, 2013, due to continued growth in new originations. Loans increased $591.0 million for the year ending December 31, 2013 compared to the year ending December 31, 2012, primarily due to new originations. Loan originations in 2014 were $2.9 billion compared to $2.4 billion and $2.3 billion in 2013 and 2012, respectively. The increase of $449.6 million in originations for the year ended December 31, 2014 is due to an expansion of our Commercial Banking activities across all business lines within the segment.
Total deposits were $3.2 billion, $2.9 billion, and $2.7 billion at December 31, 2014, 2013, and 2012 , respectively. Deposits increased $255.3 million for the year ended December 31, 2014 compared to December 31, 2013. Deposits increased $252.2 million for the year ended December 31, 2013 compared to December 31, 2012. The increase in both years is a result of new business development and operating funds maintained for cash management services.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of Personal Banking and Business Banking supported by a distribution network consisting of 164 banking centers and 314 ATMs, a Customer Care Center, telephone banking, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers insurance and investment products, including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At December 31, 2014, Webster Investment Services had $2.8 billion of assets under administration in its strategic partnership with LPL compared to $2.5 billion at December 31, 2013 and $2.3 billion at December 31, 2012. These assets are not included in the Consolidated Balance Sheets. LPL, a provider of investment and insurance programs for financial institutions, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Years ended December 31,
(In thousands)	2014	2013	2012
Net interest income	$354,781	$347,395	$342,268
Provision for loan and lease losses	25,960	19,973	26,167
Net interest income after provision	328,821	327,422	316,101
Non-interest income	103,543	116,182	116,978
Non-interest expense	324,312	337,795	340,907
Income before income taxes	108,052	105,809	92,172
Income tax expense	33,922	31,662	27,710
Net income	$74,130	$74,147	$64,462

	At December 31,
(In thousands)	2014	2013	2012
Total assets	$8,198,115	$7,809,343	$7,708,159
Total loans	6,927,302	6,693,493	6,668,712
Total deposits	10,103,698	10,014,509	10,188,750
Total assets under administration	2,754,775	2,534,819	2,314,052
Net income was flat in 2014 compared to 2013. Net interest income grew by $7.4 million driven by increases in loan and deposit balances and wider deposit spreads. The provision for loan and lease losses increased by $6.0 million due to loan growth and an increase in specific reserves on impaired loans, partially offset by improving asset quality and loss rate improvement. Management believes the reserve level is adequate to cover inherent losses in the Community Banking portfolio. Non-interest income decreased $12.6 million in 2014 compared to 2013, primarily due to a $12.3 million decline in gains from the sales of mortgage loans resulting from lower transaction volumes. Other fee revenues were essentially flat, as increases in investment services and debit card revenue were offset by a reduction in NSF charges. Non-interest expense decreased $13.5 million in 2014 compared to 2013. The decrease is reflective of the improvement in costs related to debit card processing, loan workout, variable compensation, and shared services. Compensation was down modestly, as continued reductions in Banking Center staffing were offset by increased selling staff in the form of Universal Bankers, Business Bankers and WIS financial consultants.

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
Total loans were $6.9 billion at December 31, 2014 and $6.7 billion at December 31, 2013 and 2012. Loans increased $233.8 million for the year ended December 31, 2014 compared to December 31, 2013, due to $92.4 million of growth in the Business Banking portfolio, with the remainder driven by growth in residential mortgages, home equity lines, and personal loans. Loans increased $24.8 million for the year ended December 31, 2013 compared to December 31, 2012. The net increase was driven by growth in the Business Banking portfolio that was partially offset by a decrease in consumer loans. Total originations for the year ended 2014 were $1.7 billion. For the years ended 2013 and 2012, total originations were $2.2 billion.
Total deposits were $10.1 billion, $10.0 billion, and $10.2 billion, for the years ended December 31, 2014, 2013, and 2012 , respectively. Deposits increased $89.2 million for the year ended December 31, 2014 compared to December 31, 2013, due to continued growth in both business and consumer transaction deposit balances. Deposits decreased $174.2 million for the year ended December 31, 2013 compared to December 31, 2012 due to a steady reduction in CD balances throughout the year that was augmented by an elevated level of run-off of high-cost maturing CDs during June and July of 2013.

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
On January 13, 2015, Webster Bank completed its acquisition of JPMorgan Chase Bank, N.A.'s health savings account business, which was announced on September 23, 2014. The acquisition of approximately 785,000 accounts, including approximately $1.3 billion in deposits and $185 million in assets under administration, solidifies the HSA Bank division as a leading administrator and depository of health savings accounts. In light of the acquisition by Webster Bank of JPMorgan Chase Bank, N.A.'s health savings account business on January 13, 2015 the Company intends to evaluate its reportable segment structure as of the end of the first quarter of 2015.
Private Banking provides local full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Other Results:

	Years ended December 31,
(In thousands)	2014	2013	2012
Net interest income	$47,699	$40,992	$33,308
Provision (benefit) for loan and lease losses	81	93	(680)
Net interest income after provision	47,618	40,899	33,988
Non-interest income	38,396	32,926	28,680
Non-interest expense	59,591	49,745	44,649
Income before income taxes	26,423	24,080	18,019
Income tax expense	8,295	7,205	5,417
Net income	$18,128	$16,875	$12,602

	At December 31,
(In thousands)	2014	2013	2012
Total assets	$425,573	$365,863	$282,414
Total loans	395,833	343,823	259,835
Total deposits	2,036,097	1,739,345	1,454,129
Total assets under management and administration	2,423,944	2,552,237	2,326,660
Net interest income of $47.7 million, in 2014, is comprised of $38.8 million related to HSA Bank and $8.9 million related to Private Banking. Non-interest income of $38.4 million, in 2014, is comprised of $28.6 million related to HSA Bank and $9.8 million related to Private Banking. Non-interest expense of $59.6 million, in 2014, is comprised of $40.9 million related to HSA Bank and $18.7 million related to Private Banking.
In 2014, HSA Bank's net interest income, non-interest income, and non-interest expense increased $6.0 million, $6.6 million, and $10.9 million respectively, primarily due to deposit balance and account growth.
Private Banking's net interest income increased $0.7 million in 2014. The increase was due to Private Banking's $52.0 million growth in loan balances for the year ended December 31, 2014. Private Banking's non-interest income decreased $1.1 million in 2014. The decrease was primarily due to the disposition of non-strategic portfolio assets in the third quarter of 2013 and revenue reductions tied to the outflow of assets under management related to a strategic shift in the Private Banking investment model in 2014. Private Banking's non-interest expense decreased $1.1 million in 2014 due to the disposition of non-strategic portfolio assets in the third quarter of 2013 and lower expense associated with staff vacancies in 2014.

Net interest income increased $7.7 million in 2013 compared to 2012. Of this amount, deposit growth, account growth and pricing initiatives at HSA Bank resulted in an increase of $6.6 million, while higher loan and deposit balances in Private Banking resulted in growth of $1.1 million for the year ended December 31, 2013. Non-interest income increased $4.2 million in 2013. Of this amount $3.7 million is related to HSA Bank primarily driven by account growth and transaction volume, while $0.5 million is related to fees generated from Private Banking investment accounts and balances under management. Non-interest expense increased $5.1 million in 2013. Of this amount, $3.7 million is related to HSA Bank's processing costs due to account growth, while $1.4 million is related to Private Banking and was primarily driven by higher compensation, tied to the hiring of key fiduciary services and investment management personnel along with the full year impact of private bankers added during 2012.
HSA Bank had $2.6 billion, $2.1 billion and $1.6 billion in combined deposits and linked brokerage account balances at December 31, 2014, 2013, and 2012, respectively. Total deposits were $1.8 billion, $1.5 billion and $1.3 billion at December 31, 2014, 2013, and 2012, respectively. Deposits increased $291.5 million for the year ended December 31, 2014 and $263.6 million for the year ended December 31, 2013. HSA Bank had $747.0 million, $571.8 million, and $378.7 million in linked brokerage account balances at December 31, 2014, 2013, and 2012, respectively.
Private Banking had total loans of $397.2 million, $343.7 million, and $259.7 million at December 31, 2014 , 2013, and 2012, respectively. Private Banking loans increased $52.0 million for the year ended December 31, 2014 and $84.0 million for the year ended December 31, 2013 due to continued loan origination activity coupled with lower loan repayments. Loan originations were $103.4 million, $156.2 million, and $85.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total deposits were $211.3 million, $206.0 million, and $184.4 million at December 31, 2014 , 2013, and 2012, respectively.
Private Banking had $1.5 billion, $1.8 billion, and $1.7 billion in assets under management at December 31, 2014, 2013, and 2012, respectively, and $214.7 million, $228.4 million, and $284.1 million in assets under administration at December 31, 2014 , 2013, and 2012, respectively. The decrease in assets under management in 2014 from December 31, 2013 resulted from outflows related to personnel departures triggered by a strategic business model shift. December 31, 2012 includes $172.5 million in assets under management and administration tied to a non-strategic business divested in 2013.

Financial Condition
Webster had total assets of $22.5 billion at December 31, 2014 compared to $20.9 billion at December 31, 2013, an increase of $1.7 billion, or 8.06%, primarily due to the increase in loan balances driven by strong levels of loan originations. In addition, the Company utilized deposit growth to increase its holdings of held-to-maturity securities.
Total loans and leases, net of allowance for loan and lease losses of $159.3 million, were $13.7 billion at December 31, 2014, an increase of $1.2 billion compared to $12.5 billion, at December 31, 2013. Total deposits of $15.7 billion at December 31, 2014 increased $797.2 million compared to $14.9 billion at December 31, 2013. Non-interest-bearing deposits increased 15.0%, and interest-bearing deposits increased 2.8% during the the year ended December 31, 2014 due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. Webster’s loan-to-deposit ratio was 88.8% at December 31, 2014 compared to 85.5% at December 31, 2013.
At December 31, 2014, total shareholders' equity was $2.3 billion compared to $2.2 billion at December 31, 2013, an increase of $113.5 million or, 5.14%. Changes in shareholders' equity for the year ended December 31, 2014 consisted of an increase of $199.8 million for net income and a decrease of $7.7 million for other comprehensive loss, primarily related to pension plan and derivative instrument losses, offset by net unrealized gains on securities available for sale, and $67.7 million of dividends paid to common shareholders and $10.6 million of dividends paid to preferred shareholders. Quarterly cash dividend to common shareholders increased to $0.20 per common share on April 21, 2014 from $0.15 per common share. See the section captioned "Selected Financial Highlights" included elsewhere in this item and Note 14 - Regulatory Matters in the Notes to Consolidated Financial Statements included elsewhere within this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. The holding company also may hold investment securities directly.
Webster Bank maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMOs"), agency mortgage-backed securities ("agency MBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS") and collateralized loan obligations ("CLOs"). The held-to-maturity portfolio consists primarily of agency CMOs, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), non-agency CMBS, and municipal bonds. The Company's combined carrying value of investment securities totaled $6.7 billion and $6.5 billion at December 31, 2014 and December 31, 2013, respectively. Available-for-sale securities decreased by $313.1 million, primarily due to principal payments and net purchase and sale activity. Held-to-maturity securities increased by $514.2 million, primarily due to the purchases of agency MBS and agency CMBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio was 3.28% for each of the years ended December 31, 2014 and 2013.
For the year ended December 31, 2014, the Company recorded OTTI of $1.1 million on its available-for-sale CLOs which qualify as Covered Fund investments as defined in Section 619 of the Dodd-Frank, commonly known as the Volcker Rule. The final rule definition of Covered Funds includes certain investments such as CLOs and collateralized debt obligation (“CDO”). Compliance is generally required by July 21, 2017. All pooled trust preferred securities, including the securities which did not meet the qualifications for retention under the January 14, 2014 joint regulatory agencies press release, were subsequently sold during the year ended December 31, 2014.
The Company held $2.1 billion in investment securities that are in an unrealized loss position at December 31, 2014. Approximately $0.7 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.4 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $33.0 million at December 31, 2014. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.

A summary of the amortized cost, carrying value, and fair value of Webster’s investment securities is presented below:

	At December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency CMO	543,417	8,636	(1,065)	550,988	—	—	550,988
Agency MBS	1,030,724	10,462	(12,668)	1,028,518	—	—	1,028,518
Agency CMBS	80,400	—	(134)	80,266	—	—	80,266
Non-agency CMBS	534,631	18,885	(123)	553,393	—	—	553,393
CLO (1)	426,269	482	(1,017)	425,734	—	—	425,734
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	41,981	—	(3,736)	38,245	—	—	38,245
Corporate debt	106,520	3,781	—	110,301	—	—	110,301
Equity securities-financial institutions	3,500	2,403	—	5,903	—	—	5,903
Total available for sale	$2,767,967	$44,649	$(18,743)	$2,793,873	$—	$—	$2,793,873

Held-to-maturity:
Agency CMO	$442,129	$—	$—	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,134,319	—	—	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	578,687	—	—	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	373,211	—	—	373,211	15,138	(55)	388,294
Non-agency CMBS	338,723	—	—	338,723	9,428	(1,015)	347,136
Private Label MBS	5,886	—	—	5,886	100	—	5,986
Total held-to-maturity	$3,872,955	$—	$—	$3,872,955	$90,043	$(14,292)	$3,948,706

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
Non-agency CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLO (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate Debt	108,936	4,155	—	113,091	—	—	113,091
Equity securities-financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available for sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931

Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
Non-agency CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

(1)	Amortized cost is net of $3.7 million and $2.6 million of OTTI at December 31, 2014 and December 31, 2013, respectively.

(2)	Amortized cost is net of $14.0 million of OTTI at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of OTTI at December 31, 2013.

For the year ended December 31, 2014, the Federal Reserve maintained the federal funds rate flat, at, or below 0.25% in response to the economic environment. Credit spreads generally tightened given the prospects for a sustained low interest rate environment. The benchmark 10-year US Treasury rate declined to 2.17% on December 31, 2014 from 3.03% on December 31, 2013. This decline in interest rates was generally positive for longer duration investments in the portfolio. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest rate risk as part of its asset/liability strategy. See Note 16 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
A summary of the composition and maturity of Webster's debt securities at December 31, 2014 follows:

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale:
U.S. Treasury Bills	$525	0.05%	$—	—%	$—	—%	$—	—%	$525	0.05%
Agency CMO	—	—	—	—	7,777	3.00	543,211	2.76	550,988	2.76
Agency MBS	—	—	—	—	—	—	1,028,518	2.73	1,028,518	2.73
Agency CMBS	—	—	—	—	—	—	80,266	2.59	80,266	2.59
Non-agency CMBS	15,008	1.91	20,006	2.00	65,166	1.85	453,213	4.22	553,393	3.78
CLO	—	—	—	—	225,399	2.07	200,335	2.25	425,734	2.16
Pooled trust preferred securities	—	—	—	—	—	—	—	—	—	—
Single issuer trust preferred securities	—	—	—	—	—	—	38,245	1.71	38,245	1.71
Corporate debt securities	—	—	110,301	3.11	—	—	—	—	110,301	3.11
Total available for sale	$15,533	1.85%	$130,307	2.94%	$298,342	2.05%	$2,343,788	2.95%	$2,787,970	2.85%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$10,495	2.91%	$431,634	2.89%	$442,129	2.89%
Agency MBS	—	—	40,340	4.24	30,804	4.17	2,063,175	2.99	2,134,319	3.03
Agency CMBS	—	—	—	—	—	—	578,687	2.76	578,687	2.76
Municipal bonds and notes	15	7.25	17,193	6.16	24,210	6.53	331,793	6.51	373,211	6.50
Non-agency CMBS	—	—	—	—	—	—	338,723	3.35	338,723	3.35
Private Label MBS	—	—	5,886	4.61	—	—	—	—	5,886	4.61
Total held-to-maturity	$15	7.25%	$63,419	4.79%	$65,509	4.84%	$3,744,012	3.29%	$3,872,955	3.40%

Total debt securities	$15,548	1.85%	$193,726	3.58%	$363,851	2.57%	$6,087,800	3.19%	$6,660,925	3.17%
Alternative Investments
Investments in Private Equity Funds - The Company has investments in private equity funds. These investments, which totaled $10.2 million at December 31, 2014 and $10.4 million at December 31, 2013, are included in other assets in the accompanying Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 17 - Fair Value Measurements. The Company recognized a net gain of $733 thousand and net losses of $392 thousand and $720 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Other Non-Marketable Investments - The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.8 million at December 31, 2014 and December 31, 2013, are included in other assets in the accompanying Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recognized net gains of $110 thousand and $3 thousand for the years ended December 31, 2014 and 2013, respectively, and a net loss of $263 thousand for the year ended December 31, 2012. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, prohibits investments in private equity funds and non-public funds that qualify as Covered Funds. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds. The Company does not expect any material impact to the financial statements related to its compliance with the Volcker Rule on alternative investments.

Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential	$3,498,675	25.2	$3,353,967	26.5	$3,285,945	27.2	$3,213,814	28.7	$3,140,699	28.5
Consumer:
Home equity	2,367,402	17.0	2,355,257	18.5	2,448,207	20.4	2,554,879	22.8	2,627,233	23.8
Liquidating - home equity	92,056	0.7	104,902	0.8	121,875	1.0	147,553	1.3	176,576	1.6
Other consumer	75,307	0.5	60,681	0.5	43,672	0.4	37,506	0.3	31,468	0.3
Total consumer	2,534,765	18.2	2,520,840	19.8	2,613,754	21.8	2,739,938	24.4	2,835,277	25.7
Commercial:
Commercial non-mortgage	3,098,892	22.3	2,734,025	21.5	2,409,816	20.0	1,939,629	17.3	1,653,733	15.0
Asset-based	662,615	4.8	560,666	4.4	505,425	4.2	454,078	4.0	455,290	4.1
Total commercial	3,761,507	27.1	3,294,691	25.9	2,915,241	24.2	2,393,707	21.3	2,109,023	19.1
Commercial real estate:
Commercial real estate	3,326,906	23.9	2,856,110	22.5	2,644,229	22.0	2,274,110	20.3	2,064,603	18.7
Commercial construction	235,449	1.7	205,397	1.6	142,070	1.2	113,534	0.9	134,528	1.2
Total commercial real estate	3,562,355	25.6	3,061,507	24.1	2,786,299	23.2	2,387,644	21.2	2,199,131	19.9
Equipment financing	532,117	3.8	455,434	3.6	414,783	3.4	469,679	4.2	702,233	6.4
Net unamortized premiums	2,580	—	5,466	—	6,254	0.1	8,132	0.1	10,064	0.1
Net deferred fees	8,026	0.1	7,871	0.1	6,420	0.1	12,490	0.1	21,770	0.3
Total loans and leases	13,900,025	100.0	12,699,776	100.0	12,028,696	100.0	11,225,404	100.0	11,018,197	100.0
Accrued interest receivable	38,397		36,433		35,360		33,540		32,801
Total recorded investment in loans and leases	$13,938,422		$12,736,209		$12,064,056		$11,258,944		$11,050,998

Total residential loans were $3.5 billion at December 31, 2014, a net increase of $144.7 million from December 31, 2013, primarily the result of originations of $485.2 million during the year ended December 31, 2014, offset by loan payments.
Total consumer loans were $2.5 billion at December 31, 2014, a net increase of $13.9 million from December 31, 2013.
Total commercial loans were $3.8 billion at December 31, 2014, a net increase of $466.8 million from December 31, 2013. The growth in commercial loans is primarily related to new originations of $1.4 billion in commercial non-mortgage loans for the year ended December 31, 2014. Asset-based loans increased $101.9 million from December 31, 2013, reflective of $349.3 million in originations and line usage during the year ended December 31, 2014.
Total commercial real estate loans were $3.6 billion at December 31, 2014, a net increase of $500.8 million from December 31, 2013 as a result of originations of $1.2 billion during the year ended December 31, 2014, offset by loan payments.
Equipment financing loans and leases were $532.1 million at December 31, 2014, a net increase of $76.7 million from December 31, 2013, primarily the result of $252.3 million in originations during the year ended December 31, 2014, offset by loan payments.

The following table provides contractual maturity and interest-rate sensitivity information for Webster's loans and leases at December 31, 2014:

	Contractual Maturity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Residential	$1,176	$49,763	$3,447,736	$3,498,675
Consumer:
Home equity	1,450	39,405	2,326,547	2,367,402
Liquidating - home equity	—	1,060	90,996	92,056
Other consumer	2,016	55,595	17,696	75,307
Total consumer	3,466	96,060	2,435,239	2,534,765
Commercial:
Commercial non-mortgage	376,930	2,306,238	415,724	3,098,892
Asset-based	61,957	597,218	3,440	662,615
Total commercial	438,887	2,903,456	419,164	3,761,507
Commercial real estate:
Commercial real estate	334,183	1,272,846	1,719,877	3,326,906
Commercial construction	56,272	88,382	90,795	235,449
Total commercial real estate	390,455	1,361,228	1,810,672	3,562,355
Equipment financing loans and leases	23,159	435,724	73,234	532,117
Total contractual maturities	$857,143	$4,846,231	$8,186,045	$13,889,419
Net unamortized premiums				2,580
Net deferred fees				8,026
Loans and leases				$13,900,025

	Interest-Rate Sensitivity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Fixed rate	$169,068	$760,952	$3,495,178	$4,425,198
Variable rate	688,075	4,085,279	4,690,867	9,464,221
Total contractual maturities	$857,143	$4,846,231	$8,186,045	$13,889,419

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2014	2013	2012	2011	2010
Non-performing loans and leases as a percentage of loans and leases	0.95%	1.28%	1.62%	1.68%	2.48%
Non-performing assets as a percentage of total assets	0.61	0.82	0.98	1.03	1.67
Non-performing assets as a percentage of loans and leases plus OREO	1.00	1.35	1.65	1.72	2.73
Net charge-offs as a percentage of average loans and leases	0.23	0.47	0.68	1.00	1.23
Allowance for loan and lease losses as a percentage of loans and leases	1.15	1.20	1.47	2.08	2.92
Allowance for loan and lease losses as a percentage of non-performing loans and leases	120.73	93.65	90.93	124.14	117.58
Ratio of allowance for loan and lease losses to net charge-offs	5.21x	2.63x	2.28x	2.11x	2.39x

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets:

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$66,061	1.89	$81,370	2.43	$95,540	2.91	$82,052	2.54	$99,129	3.16
Consumer:
Home equity (3)	35,490	1.50	45,434	1.93	49,402	2.02	24,943	0.98	34,456	1.31
Liquidating - home equity	4,460	4.84	6,245	5.95	8,133	6.67	5,091	3.45	9,722	5.51
Other consumer	280	0.37	139	0.23	135	0.31	116	0.31	119	0.38
Total consumer	40,230	1.59	51,818	2.06	57,670	2.21	30,150	1.10	44,297	1.56
Commercial:
Commercial non-mortgage	6,436	0.21	10,933	0.40	17,538	0.73	27,884	1.44	34,365	2.08
Asset-based loans	—	—	—	—	—		1,880	0.41	7,832	1.72
Total commercial	6,436	0.17	10,933	0.33	17,538	0.60	29,764	1.24	42,197	2.00
Commercial real estate:
Commercial real estate	15,016	0.45	13,428	0.47	15,634	0.59	32,197	1.42	41,134	1.99
Commercial construction	3,659	1.55	4,235	2.06	5,092	3.58	6,762	17.01	26,334	19.60
Total commercial real estate	18,675	0.52	17,663	0.58	20,726	0.74	38,959	1.63	67,468	3.07
Equipment financing	518	0.10	1,141	0.25	3,325	0.80	7,154	1.52	20,482	2.92
Total non-performing loans and leases (4)	131,920	0.95	162,925	1.28	194,799	1.62	188,079	1.68	273,573	2.49
Deferred costs and unamortized premiums	266		303		351		163		1,183
Total recorded investment in non-performing loans and leases	$132,186		$163,228		$195,150		$188,242		$274,756

Total non-performing loans and leases (4)	$131,920		$162,925		$194,799		$188,079		$273,573
Foreclosed and repossessed assets:
Residential and consumer (3)	3,517		4,930		2,659		2,884		7,175
Commercial	2,999		3,752		723		2,084		21,056
Total foreclosed and repossessed assets	$6,516		$8,682		$3,382		$4,968		$28,231
Total non-performing assets (5)	$138,436		$171,607		$198,181		$193,047		$301,804

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the year ended December 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

(4)	Includes non-accrual restructured loans and leases of $76.9 million at December 31, 2014 and $102.9 million at December 31, 2013.

(5)	Excludes one non-accrual available-for-sale security of $5.2 million at December 31, 2013 and $3.1 million at December 31, 2012.
Webster policy requires residential and consumer loans 90 or more days past due to be placed on non-accrual status. Residential and consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and, thus, impaired at the date of discharge and placed on non-accrual status. As a result of updated regulatory guidance issued in the first quarter of 2014, performing Chapter 7 loans are reclassified to accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain, and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing. See Note 1-Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Company's non-accrual policy.

The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2014	2013
Non-performing loans and leases, beginning of period	$162,925	$194,799
Additions	106,525	158,177
Paydowns/draws on existing non-performing loans and leases, net	(81,116)	(120,230)
Reclassification of Chapter 7 Loans to accrual status	(17,601)	—
Charge-offs	(34,000)	(57,204)
Other reductions	(4,813)	(12,617)
Non-performing loans and leases, end of period	$131,920	$162,925
Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2014 and December 31, 2013 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2014, there were 1,828 impaired loans and leases with a recorded investment balance of $332.2 million, which included loans and leases of $218.8 million with an impairment allowance of $25.3 million.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. The most common types of modifications include covenant modifications, forbearance, and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrowers have been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and, thus, impaired at the date of discharge and charged down to the fair value of collateral, less cost to sell.

The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
The following table provides detail for loans and leases that have been restructured as TDRs:

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Residential	$142,435	$142,871	$146,944	$135,311	$122,514
Consumer	50,374	52,179	54,793	36,629	32,157
Commercial	127,361	146,848	202,424	272,372	295,480
Total	$320,170	$341,898	$404,161	$444,312	$450,151
The following table provides additional information for TDRs:

	At December 31,
(In thousands)	2014	2013
Recorded investment of TDRs:
Accrual status (1)	$243,231	$238,926
Non-accrual status (1)	76,939	102,972
Total recorded investment of TDRs	$320,170	$341,898

Accruing TDRs performing under modified terms more than one year	67.6%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$23,785	$20,360
Additional funds committed to borrowers in TDR status	552	1,262

(1)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the year ended December 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

The following table provides detail of TDR activity:

	Years ended December 31,
(In thousands)	2014	2013
TDRs, beginning of period	$341,898	$404,161
Additions	37,802	49,744
Paydowns/draws on existing TDRs, net	(43,820)	(84,276)
Charge-offs post modification	(13,456)	(24,374)
Transfers to OREO	(2,254)	(3,357)
TDRs, end of period	$320,170	$341,898
See Note 3 - Loans and Leases in the Notes to Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$17,216	0.49	$18,285	0.55	$25,182	0.77	$24,361	0.76	$21,513	0.68
Consumer:
Home equity	14,757	0.62	18,290	0.78	24,344	0.99	20,394	0.80	21,141	0.80
Liquidating - home equity	1,658	1.80	1,806	1.72	3,588	2.94	4,538	3.12	6,128	3.47
Other consumer	1,110	1.47	636	1.05	516	1.18	453	1.21	398	1.26
Commercial:
Commercial non-mortgage	2,099	0.07	4,100	0.15	2,769	0.11	4,619	0.24	5,201	0.31
Asset-based loans	—	—	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	2,714	0.08	4,897	0.17	14,710	0.56	1,766	0.08	11,006	0.53
Commercial construction	—	—	—	—	—	—	—	—	194	0.32
Equipment financing	701	0.13	362	0.08	1,926	0.46	4,800	1.02	7,937	1.13
Total loans and leases past due 30-89 days	40,255	0.29	48,376	0.38	73,035	0.61	60,931	0.54	73,518	0.67
Past due 90 days or more accruing:
Commercial non-mortgage	48	—	4,269	0.16	346	0.01	161	0.01	91	0.01
Commercial real estate	—	—	232	0.01	891	0.03	428	0.02	—	—
Commercial construction	—	—	—	—	—	—	135	0.34	—	—
Total loans and leases past due 90 days and accruing	48	—	4,501	0.04	1,237	0.01	724	0.01	91	—
Total loans and leases over 30 days delinquent	40,303	0.29	52,877	0.42	74,272	0.62	61,655	0.55	73,609	0.67
Deferred costs and unamortized premiums	96		189		214		194		245
Accrued interest	498		669		887		720		884
Total recorded investment over 30 day delinquent loans	$40,897		$53,735		$75,373		$62,569		$74,738

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan and lease portfolio. Webster Bank’s Credit Risk Management Committee reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The determination of the adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, historical loss trends, nature and performance, and by economic factors, nationally or specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with the review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of December 31, 2014.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:
(i) Problem loans and leases are analyzed and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease,
(ii) Loans and leases with similar type and risk characteristics are segmented into homogeneous pools and modeled using quantitative models. The homogeneous commercial portfolio loss estimate is calculated based on internal risk rating, the historic probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. The formula for both homogeneous residential and consumer portfolio allowance is calculated by applying loss factors based on historic delinquency, defaults, and net losses. Webster Bank considers other quantitative contributing factors for risks associated with the homogeneous loan portfolio not reflected in the quantitative modeling and adjusts its estimate based on the analysis. Some examples of contributing factors include the potential impact of policy exceptions, collateral values, unemployment, and changes in economic activity,
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing, concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency guidance.
The Company has credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with their review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans are generated by loan reporting systems.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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

Commercial construction loans have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Commercial construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections by third-party professionals and the Company's internal staff.
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
The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period ("LEP"). The LEP is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of ALLL assumptions, we have performed an analysis of the LEP for both commercial and consumer loans, using charge-off data, servicing data and behavioral data. Our analysis determined that for all commercial loan segments and for consumer real estate secured segments, the LEP lengthened to 24 months, and for other consumer loans the LEP lengthened to 18 months. Previously, we assumed an LEP of 12 months for all loan portfolios based on industry averages and standards. The longer LEP yields an increase in the quantitative component of the ALLL.  Since more of the inherent losses that exist with the loan portfolio are now captured by the quantitative component of the ALLL, there is an associated decrease in the qualitative component. Another key ALLL assumption is the look back period ("LBP"), which represents the historical period of time over which data is used to estimate loss rates. Our commercial loss models continue to use an LBP that goes back to 2006, with more recent years (2010-2014) weighted more heavily than prior years (2006-2009). The updates to the LEP estimate and the LBP estimate, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.
At December 31, 2014, the allowance for loan and lease losses was $159.3 million, which was 1.15% of the total loan and lease portfolio and 120.73% of total non-performing loans and leases. This compares with an allowance of $152.6 million at December 31, 2013, which was 1.20% of the total loan and lease portfolio and 93.65% of total non-performing loans and leases.
The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$23,596	0.67	$20,580	0.61	$29,474	0.90	$34,565	1.07	$30,792	0.98
Consumer	40,006	1.57	39,551	1.56	54,254	2.06	67,785	2.46	95,071	3.33
Commercial	48,333	1.29	47,706	1.45	46,566	1.60	60,681	2.54	74,470	3.54
Commercial real estate	29,240	0.82	29,883	0.98	30,834	1.11	45,013	1.89	77,695	3.54
Equipment financing	5,620	1.05	3,912	0.85	4,001	0.95	8,943	1.88	21,637	3.04
Unallocated	12,469	—	10,941	—	12,000	—	16,500	—	22,000	—
Total ALLL	$159,264	1.15	$152,573	1.20	$177,129	1.47	$233,487	2.08	$321,665	2.92

(1)
Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve associated with loans and leases individually evaluated for impairment at December 31, 2014, increased $4.8 million compared to December 31, 2013. The increase in the reserve is primarily due to the results of collateral and cash flow evaluations of impaired loans.

As of December 31, 2014, the ALLL reserve allocated to the residential loan portfolio increased $3.0 million compared to December 31, 2013. The increase is due primarily due to the specific reserves calculated related to individually impaired loans coupled with loan growth.
The ALLL reserve allocated to the consumer portfolio at December 31, 2014 increased $0.5 million compared to December 31, 2013 which is due to an increase in the loan balance, partially offset by reduced levels of delinquent and non-performing loans.
The ALLL reserve allocated to the commercial portfolio at December 31, 2014 increased $0.6 million compared to December 31, 2013, which is due to the increase in the qualitative factors related to loan growth, partially offset by improving asset quality metrics.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2014 decreased $0.6 million compared to December 31, 2013 due to continued improvement in the asset quality, partially offset by an increase in the qualitative factors related to loan growth.
As of December 31, 2014, the ALLL reserve allocated to the equipment financing portfolio increased $1.7 million compared to December 31, 2013. The increase is attributed to loan growth, partially offset by the reductions in non-accruals during 2014.
The portion of the ALLL reserve at December 31, 2014 attributed to environmental factors are qualitative assessments of broader economic trends and other factors or dynamics specific to Webster. The reserve attributed to environmental factors has increased $1.5 million compared to December 31, 2013, primarily due to modest loan growth coupled with uncertainty related to maturing lines of credit.
The following tables provide detail of activity in the allowance for loan and lease losses and the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2014	2013	2012	2011	2010
ALLL, beginning balance	$152,573	$177,129	$233,487	$321,665	$341,184
Provision	37,250	33,500	21,500	22,500	115,000
Charge-offs:
Residential	(6,214)	(11,592)	(12,927)	(11,524)	(16,991)
Consumer	(20,712)	(29,037)	(43,920)	(52,997)	(66,215)
Commercial	(13,668)	(19,126)	(35,793)	(39,933)	(31,570)
Commercial real estate	(3,237)	(15,425)	(9,894)	(22,721)	(19,139)
Equipment financing	(595)	(279)	(1,668)	(2,154)	(16,760)
Total charge-offs	(44,426)	(75,459)	(104,202)	(129,329)	(150,675)
Recoveries:
Residential	1,324	1,402	803	933	1,671
Consumer	5,055	6,185	7,040	5,449	4,637
Commercial	4,369	5,123	6,817	5,276	4,285
Commercial real estate	885	1,648	2,210	544	996
Equipment financing	2,234	3,045	9,474	6,449	4,567
Total recoveries	13,867	17,403	26,344	18,651	16,156
Net charge-offs	(30,559)	(58,056)	(77,858)	(110,678)	(134,519)
ALLL, ending balance	$159,264	$152,573	$177,129	$233,487	$321,665

Reserve for unfunded credit commitments: (1)
Reserve for unfunded credit commitments, beginning balance	$4,384	$5,662	$5,449	$9,378	$10,105
Provision (benefit)	767	(1,278)	213	(3,929)	(727)
Reserve for unfunded credit commitments, ending balance	$5,151	$4,384	$5,662	$5,449	$9,378
(1) The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Net charge-offs for the years ended December 31, 2014 and 2013 were $30.6 million and $58.1 million, respectively, consisting of $4.9 million and $10.2 million, respectively, in net charges for residential loans, $15.7 million and $22.9 million, respectively, in net charges for consumer loans, $9.3 million and $14.0 million, respectively, in net charges for commercial loans, $2.4 million and $13.8 million, respectively, in net charges for commercial real estate loans, and net recoveries of $1.6 million and $2.8 million, respectively, for equipment financing loans and leases. Net charge-offs decreased by $27.5 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net charge-off activity reflects lower levels of losses, offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the year ended December 31, 2014.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Years ended December 31,
	2014	2013	2012	2011	2010
Net charge-offs (recoveries):
Residential	0.14%	0.31%	0.37%	0.34%	0.51%
Consumer	0.61	0.74	1.37	1.70	2.10
Commercial	0.26	0.55	1.12	1.53	1.34
Commercial real estate	0.07	0.48	0.30	0.99	0.85
Equipment financing	(0.34)	(0.67)	(1.84)	(0.73)	1.52
Total net charge-offs to total average loans and leases	0.23%	0.47%	0.68%	1.00%	1.23%

Sources of Funds
Deposits are the primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs. Additional sources of funds include Federal Home Loan Bank advances and other borrowings, loan and mortgage-backed securities repayments, securities sale proceeds and maturities, and operating activities. While scheduled loan and security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits
Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 164 banking centers within our primary market area.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods indicated:

	Years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$3,216,777		$2,939,324		$2,638,025
Interest-bearing:
Checking	2,054,318	0.05%	1,873,337	0.05%	1,635,857	0.06%
Health savings accounts	1,738,368	0.30	1,454,558	0.41	1,201,992	0.54
Money market	2,171,469	0.19	2,341,568	0.20	2,190,266	0.22
Savings	3,899,548	0.19	3,841,923	0.18	3,796,466	0.23
Time deposits	2,280,668	1.16	2,357,321	1.20	2,703,414	1.43
Total interest-bearing	12,144,371	0.36	11,868,707	0.39	11,527,995	0.52
Total average deposits	$15,361,148	0.29%	$14,808,031	0.31%	$14,166,020	0.42%
Total average deposits increased $553.1 million, or 3.7%, in 2014 compared to 2013 and increased $642.0 million, or 4.5%, in 2013 compared to 2012. There has been steady growth in deposits, most significantly for health savings accounts and non-interest bearing classifications, partially offset by declining time deposits. As a result, the average cost of deposits has been decreasing.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $15.7 billion at December 31, 2014 compared to $14.9 billion at December 31, 2013. Deposit growth has been steady, led by increased demand and health savings accounts. See Note 8 - Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
On September 23, 2014, Webster Bank signed a definitive agreement to acquire the health savings accounts business from JPMorgan Chase Bank, N.A. The acquisition closed on January 13, 2015, after previously receiving regulatory approval. The transaction solidifies the Company as a leading administrator of health savings accounts and will provide Webster with an additional estimated $1.4 billion in deposits. See Note 24 - Subsequent Event in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
Time deposits with a denomination of $100 thousand or more amounted to $1.0 billion, $0.9 billion, and $0.9 billion and represented approximately 6.6%, 5.8%, and 6.4% of total deposits at December 31, 2014, 2013, and 2012, respectively.

The following table presents maturity periods for time deposits with a denomination of $100 thousand or more, at December 31, 2014, as indicated:

(In thousands)
Due within 3 months	$158,785
Due after 3 months and within 6 months	139,061
Due after 6 months and within 12 months	173,915
Due after 12 months	563,761
Time deposits with a denomination of $100 thousand or more	$1,035,522
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $142.6 million of FHLB capital stock as of December 31, 2014 and $108.2 million as of December 31, 2013 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $1.7 million in dividends from the FHLB in 2014.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both December 31, 2014 and December 31, 2013, Webster Bank held $50.7 million of FRB capital stock. Webster Bank received $3.0 million in dividends from the FRB in 2014.
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
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods indicated:

	Years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$2,038,749	0.83%	$1,652,471	0.98%	$1,389,999	1.22%
Securities sold under agreements to repurchase	966,304	1.93	972,313	2.09	1,033,933	2.01
Federal funds	387,004	0.20	255,689	0.18	173,690	0.17
Long-term debt	252,368	3.98	233,850	3.12	418,896	4.07
Total average borrowings	$3,644,425	1.27%	$3,114,323	1.42%	$3,016,518	1.82%
Total average borrowings increased $530.1 million, or 17.0%, in 2014 compared to 2013 and increased $97.8 million, or 3.2%, in 2013 compared to 2012. The increase in 2014 compared to 2013 was primarily due to greater utilization of FHLB advances at lower interest rates. The increase in 2013 compared to 2012 was due to greater FHLB advances utilization, somewhat offset by prepayments of long-term debt with higher interest rates. As a result, the average cost of borrowings has been decreasing. Average borrowings represented 17.0%, 15.4%, and 15.6% of average total assets for December 31, 2014, 2013, and 2012, respectively.
Total borrowed funds were $4.3 billion at December 31, 2014 as compared to $3.6 billion at December 31, 2013. Borrowings represented 19.2% and 17.3% of total assets at December 31, 2014 and December 31, 2013, respectively. For additional information, see Note 9 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 10 - Federal Home Loan Bank Advances, and Note 11 - Long-Term Debt in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The following table summarizes the Company’s contractual obligations to make future payments as of December 31, 2014:

	Payments Due by Period (1)
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Senior notes	$150,000	$—	$—	$—	$150,000
Junior subordinated debt	77,320	—	—	—	77,320
FHLB advances	2,859,394	2,275,000	146,434	278,026	159,934
Securities sold under agreements to repurchase	959,756	459,756	200,000	300,000	—
Deposits with stated maturity dates	2,271,587	1,260,472	486,958	523,431	726
Operating leases	152,438	21,347	38,308	28,025	64,758
Purchase obligations	184,387	41,525	70,910	52,364	19,588
Total contractual obligations	$6,654,882	$4,058,100	$942,610	$1,181,846	$472,326
(1) Payments for borrowings do not include interest. Payments related to leases are reflected as specified in the underlying contracts.
As of December 31, 2014, the Company has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the table above. Further detail on the impact of income taxes is located in Note 7 - Income Taxes in the Notes to Consolidated Financial Statements included elsewhere within this report.
The Company has investments in private equity funds which are included in other assets in the accompanying Consolidated Balance Sheets. The Company has $6.5 million in unfunded commitments remaining for these investments as of December 31, 2014.
Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The Company has $4.5 billion in other commitments, including unused commitments to extend credit, standby letters of credit, and commercial letters of credit as of December 31, 2014.
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
Holding Company Liquidity
Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. On occasion, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in Item 1 “Supervision and Regulation.” At December 31, 2014, there were $270.2 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $100.0 million in dividends to the holding company during the year ended December 31, 2014.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2014, a total of 427,185 shares of common stock were repurchased at a cost of approximately $13.1 million, of which 77,185 shares were purchased to fund employee compensation plans at a cost of approximately $2.3 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $10.7 million. At December 31, 2014, $39.3 million of repurchase authority remained under the common stock repurchase program.

Webster Bank Liquidity
Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 88.8% and 85.5% at December 31, 2014 and December 31, 2013, respectively.
At December 31, 2014 and December 31, 2013, FHLB advances totaled $2.9 billion and $2.1 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $0.7 billion and $1.0 billion at December 31, 2014 and December 31, 2013, respectively. Webster Bank also had additional borrowing capacity at the FRB of $0.8 billion at both December 31, 2014 and December 31, 2013. In addition, unpledged securities of $3.6 billion could have been used to increase borrowing capacity, by $3.3 billion at either the FHLB or the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at December 31, 2014.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Adequate liquidity, as assessed by the OCC, considers such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2014. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of December 31, 2014, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 14 - Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are used to manage customers' funding requests. For the year ended December 31, 2014, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2014 and 2013, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity as risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.

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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls, and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in this low rate environment. Floating rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor there is a limit on how low the interest rate can fall. As market rates rise, however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 16 - Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
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

The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting December 31, 2014 and December 31, 2013, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
December 31, 2014	N/A	N/A	1.8%	3.7%
December 31, 2013	N/A	N/A	0.1%	0.6%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2014 and December 31, 2013, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
December 31, 2014	N/A	N/A	2.7%	5.7%
December 31, 2013	N/A	N/A	0.7%	2.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. Webster is within policy limits for all scenarios. The flat rate scenario as of December 31, 2014 and December 31, 2013 assumed a federal funds rate of 0.25%. NII and PPNR results as of December 31, 2014 are more asset sensitive since December 31, 2013 due primarily to forecast increases in health savings account balances, as well as increases in the amount of floating-rate investments in the securities portfolio. Additionally, loans at floors on December 31, 2014 totaled $1.7 billion and were, on average, 60 bps above their fully indexed rate or "in the money". This is $200 million and 8 bps less than on December 31, 2013, contributing to the improved performance in a rising rate scenario. As loans at floors continue to roll off the balance sheet, earnings in scenarios that include rising short term rates will continue to improve. As the federal funds rate was at 0.25% on December 31, 2014, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting December 31, 2014 and December 31, 2013:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2014	N/A	N/A	(0.1)%	0.2%	(5.5)%	(2.4)%	2.0%	3.8%
December 31, 2013	N/A	N/A	(1.1)%	(2.0)%	(2.8)%	(1.4)%	1.3%	2.6%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2014 and December 31, 2013:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2014	N/A	N/A	(0.3)%	(0.1)%	(9.8)%	(4.1)%	3.6%	6.8%
December 31, 2013	N/A	N/A	(1.4)%	(2.6)%	(4.5)%	(2.1)%	2.1%	4.3%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than eighteen months, and the long end as terms of greater than eighteen months. The results above reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
Sensitivity to the short end of the yield curve at December 31, 2014 is more asset sensitive than at December 31, 2013 due to increases in health savings account balances along with increases in the amount of floating-rate investments in the securities portfolio for both NII and PPNR. As mentioned above, the $200 million decrease in loans at floors on December 31, 2014 as compared to December 31, 2013 also contributed to the improved performance due to a rise in short end rates.
Sensitivity to both increases and decreases in the long end of the yield curve were more pronounced than at December 31, 2013 in both NII and PPNR due to faster forecast prepayment speeds in the MBS portfolio.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2014 and December 31, 2013 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
December 31, 2014
Assets	$22,533,010	$22,388,119	N/A	$(423,429)
Liabilities	20,210,329	19,799,495	N/A	(455,452)
Total	$2,322,681	$2,588,624	N/A	$32,023
Net change as % base net economic value				1.2%

December 31, 2013
Assets	$20,852,999	$20,589,480	N/A	$(571,146)
Liabilities	18,643,811	18,108,291	N/A	(374,071)
Total	$2,209,188	$2,481,189	N/A	$(197,075)
Net change as % base net economic value				(7.9)%
Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments, it can also be thought of as the weighted-average expected time to receive future cash flows. For floating rate instruments, it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have durations as short as one day and, therefore, have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed-rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit, however, as this is an obligation of Webster.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.8 years at December 31, 2014. At December 31, 2013, the duration gap was a positive 0.5 years. A negative duration gap implies that liabilities are longer than assets and; therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise, as the increased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to decreased asset duration at December 31, 2014 driven primarily by the decreased duration of the securities portfolio and increased liability duration at December 31, 2014 driven primarily by the issuance of $150 million aggregate principal amount of senior fixed-rate notes on February 11, 2014.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. Estimated earnings and economic values are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2014 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Webster Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Webster Financial Corporation and subsidiaries:
We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of Webster Financial Corporation and subsidiaries (the “Company”) for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, with respect to Webster Financial Corporation and subsidiaries, the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2013

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2014	2013
Assets:
Cash and due from banks	$261,544	$223,616
Interest-bearing deposits	132,695	23,674
Securities available-for-sale, at fair value	2,793,873	3,106,931
Securities held-to-maturity (fair value of $3,948,706 and $3,370,912)	3,872,955	3,358,721
Federal Home Loan Bank and Federal Reserve Bank stock	193,290	158,878
Loans held for sale	67,952	20,802
Loans and leases	13,900,025	12,699,776
Allowance for loan and lease losses	(159,264)	(152,573)
Loans and leases, net	13,740,761	12,547,203
Deferred tax asset, net	74,077	65,109
Premises and equipment, net	121,933	121,605
Goodwill	529,887	529,887
Other intangible assets, net	2,666	5,351
Cash surrender value of life insurance policies	440,073	430,535
Accrued interest receivable and other assets	301,304	260,687
Total assets	$22,533,010	$20,852,999
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,598,872	$3,128,152
Interest-bearing	12,052,733	11,726,268
Total deposits	15,651,605	14,854,420
Securities sold under agreements to repurchase and other borrowings	1,250,756	1,331,662
Federal Home Loan Bank advances	2,859,431	2,052,421
Long-term debt	226,237	228,365
Accrued expenses and other liabilities	222,300	176,943
Total liabilities	20,210,329	18,643,811
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,623,090 and 93,366,673 shares	936	934
Paid-in capital	1,127,534	1,125,584
Retained earnings	1,202,117	1,080,488
Treasury stock, at cost (3,241,555 and 3,407,256 shares)	(103,294)	(100,918)
Accumulated other comprehensive loss	(56,261)	(48,549)
Total shareholders' equity	2,322,681	2,209,188
Total liabilities and shareholders' equity	$22,533,010	$20,852,999
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest Income:
Interest and fees on loans and leases	$511,612	$489,372	$484,957
Taxable interest and dividends on securities	189,408	174,579	179,664
Non-taxable interest on securities	17,064	21,621	26,456
Loans held for sale	857	2,068	2,425
Total interest income	718,941	687,640	693,502
Interest Expense:
Deposits	44,162	46,582	59,586
Securities sold under agreements to repurchase and other borrowings	19,388	20,800	21,034
Federal Home Loan Bank advances	16,909	16,229	16,943
Long-term debt	10,041	7,301	17,031
Total interest expense	90,500	90,912	114,594
Net interest income	628,441	596,728	578,908
Provision for loan and lease losses	37,250	33,500	21,500
Net interest income after provision for loan and lease losses	591,191	563,228	557,408
Non-interest Income:
Deposit service fees	103,431	98,968	96,633
Loan related fees	23,212	21,860	18,043
Wealth and investment services	34,946	34,771	29,515
Mortgage banking activities	4,070	16,359	23,037
Increase in cash surrender value of life insurance policies	13,178	13,770	11,254
Net gain on sale of investment securities	5,499	712	3,347
Impairment loss on securities recognized in earnings	(1,145)	(7,277)	—
Other income	18,917	11,887	10,929
Total non-interest income	202,108	191,050	192,758
Non-interest Expense:
Compensation and benefits	270,151	264,835	264,101
Occupancy	47,325	48,794	50,131
Technology and equipment	61,993	60,326	62,210
Intangible assets amortization	2,685	4,919	5,420
Marketing	15,379	15,502	16,827
Professional and outside services	8,296	9,532	11,348
Deposit insurance	22,670	21,114	22,749
Other expense	73,639	73,037	69,018
Total non-interest expense	502,138	498,059	501,804
Income before income tax expense	291,161	256,219	248,362
Income tax expense	91,409	76,670	74,665
Net income	199,752	179,549	173,697
Preferred stock dividends	(10,556)	(10,803)	(2,460)
Net income available to common shareholders	$189,196	$168,746	$171,237

Net income per common share:
Basic	$2.10	$1.90	$1.96
Diluted	2.08	1.86	1.86
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2014	2013	2012
Net income	$199,752	$179,549	$173,697
Other comprehensive income, net of taxes:
Total available-for-sale and transferred securities	19,038	(45,358)	26,774
Total derivative instruments	(7,324)	9,696	982
Total defined benefit pension and postretirement benefit plans	(19,426)	19,379	182
Other comprehensive (loss) income	(7,712)	(16,283)	27,938
Comprehensive income	$192,040	$163,266	$201,635
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2011	$28,939	$907	$1,145,346	$865,427	$(134,641)	$(60,204)	$1,845,774
Net income	—	—	—	173,697	—	—	173,697
Other comprehensive income, net of taxes	—	—	—	—	—	27,938	27,938
Dividends on common stock and dividend equivalents declared $0.35 per share	—	—	—	(30,685)	—	—	(30,685)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Common stock issued	—	—	560	—	—	—	560
Stock-based compensation, net of tax impact	—	—	2,090	(5,552)	12,093	—	8,631
Exercise of stock options	—	—	(1,988)	—	2,984	—	996
Shares acquired related to employee share-based compensation plans	—	—	—	—	(3,243)	—	(3,243)
Common stock repurchased	—	—	—	—	(50,000)	—	(50,000)
Common stock warrants repurchased	—	—	(388)	—	—	—	(388)
Series E preferred stock issued	122,710	—	—	—	—	—	122,710
Balance at December 31, 2012	151,649	907	1,145,620	1,000,427	(172,807)	(32,266)	2,093,530
Net income	—	—	—	179,549	—	—	179,549
Other comprehensive loss, net of taxes	—	—	—	—	—	(16,283)	(16,283)
Dividends on common stock and dividend equivalents declared $0.55 per share	—	—	19	(49,164)	—	—	(49,145)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Dividends on Series E preferred stock $1,648.89 per share	—	—	—	(8,343)	—	—	(8,343)
Common stock issued	—	27	(20,737)	(36,256)	57,697	—	731
Stock-based compensation, net of tax impact	—	—	2,813	(3,265)	10,027	—	9,575
Exercise of stock options	—	—	(2,101)	—	4,837	—	2,736
Shares acquired related to employee share-based compensation plans	—	—	—	—	(672)	—	(672)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Balance at December 31, 2013	151,649	934	1,125,584	1,080,488	(100,918)	(48,549)	2,209,188
Net income	—	—	—	199,752	—	—	199,752
Other comprehensive loss, net of taxes	—	—	—	—	—	(7,712)	(7,712)
Dividends on common stock and dividend equivalents declared $0.75 per share	—	—	57	(67,747)	—	—	(67,690)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	2	433	—	—	—	435
Stock-based compensation, net of tax impact	—	—	3,223	180	6,710	—	10,113
Exercise of stock options	—	—	(1,760)	—	3,981	—	2,221
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,326)	—	(2,326)
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Common stock warrants repurchased	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,117	$(103,294)	$(56,261)	$2,322,681
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2014	2013	2012
Operating Activities:
Net income	$199,752	$179,549	$173,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	37,250	33,500	21,500
Deferred tax (benefit) expense	(5,150)	11,427	20,992
Depreciation and amortization	30,585	36,019	39,504
Amortization of earning assets and funding premium/discount, net	50,758	61,395	69,035
Stock-based compensation	10,223	10,664	8,955
Gain on sale, net of write-down, on foreclosed and repossessed assets	(1,297)	(1,295)	(2,344)
(Gain) loss on sale, net of write-down, on premises and equipment	(292)	1,287	745
Impairment loss on securities recognized in earnings	1,145	7,277	—
(Gain) loss on alternative investments	(784)	389	720
Loss on fair value adjustment of futures contracts derivatives	595	438	48
Net gain on the sale of investment securities	(5,499)	(712)	(3,347)
Increase in cash surrender value of life insurance policies	(13,178)	(13,770)	(11,254)
Gain from life insurance policies	(2,229)	(1,070)	—
Gain, net on sale of loans held for sale	(4,070)	(16,359)	(23,037)
Proceeds from sale of loans held for sale	287,132	786,658	750,470
Originations of loans held for sale	(296,996)	(687,090)	(759,355)
Net (increase) decrease in accrued interest receivable and other assets	(23,932)	83,152	(8,659)
Net increase (decrease) in accrued expenses and other liabilities	8,802	(14,735)	(20,588)
Net cash provided by operating activities	272,815	476,724	257,082
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(109,021)	31,761	(2,143)
Purchases of available-for-sale securities	(217,920)	(952,995)	(1,204,079)
Proceeds from maturities and principal payments of available-for-sale securities	416,821	741,467	854,747
Proceeds from sales of available-for-sale securities	98,402	57,804	148,222
Purchases of held-to-maturity securities	(1,113,958)	(989,397)	(946,996)
Proceeds from maturities and principal payments of held-to-maturity securities	575,009	717,601	796,481
Net purchase of Federal Home Loan Bank stock	(34,412)	(3,248)	(11,756)
Net increase in loans	(1,269,264)	(741,856)	(915,572)
Purchase of life insurance policies	—	—	(100,000)
Proceeds from life insurance policies	2,178	1,768	—
Proceeds from the sale of foreclosed properties and repossessed assets	8,995	7,745	11,469
Proceeds from the sale of premises and equipment	3,565	1,304	1,381
Purchases of premises and equipment	(30,039)	(21,886)	(21,983)
Net cash used for investing activities	(1,669,644)	(1,149,932)	(1,390,229)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2014	2013	2012
Financing Activities:
Net increase in deposits	797,218	323,386	874,947
Proceeds from Federal Home Loan Bank advances	10,372,226	4,928,120	6,919,849
Repayments of Federal Home Loan Bank advances	(9,565,192)	(4,703,287)	(6,344,126)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(80,906)	255,502	(88,546)
Issuance of long-term debt	150,000	—	—
Repayment of long-term debt	(150,000)	(102,579)	(210,971)
Debt issuance costs	(1,349)	—	—
Issuance of preferred stock	—	—	122,710
Dividends paid to common shareholders	(67,431)	(48,952)	(30,667)
Dividends paid to preferred shareholders	(10,556)	(10,803)	(2,460)
Exercise of stock options	2,221	2,736	996
Excess tax benefits from stock-based compensation	1,161	389	812
Common stock issued	435	731	560
Common stock repurchased	(10,741)	—	(50,000)
Shares acquired related to employee share-based compensation plans	(2,326)	(672)	(3,243)
Common stock warrants repurchased	(3)	(30)	(388)
Net cash provided by financing activities	1,434,757	644,541	1,189,473
Net increase (decrease) in cash and due from banks	37,928	(28,667)	56,326
Cash and due from banks at beginning of period	223,616	252,283	195,957
Cash and due from banks at end of period	$261,544	$223,616	$252,283

Supplemental disclosure of cash flow information:
Interest paid	$89,942	$88,388	$116,412
Income taxes paid	102,973	62,926	56,491
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$5,532	$11,750	$7,539
Transfer of loans from portfolio to loans held for sale	—	106	22,670
See accompanying Notes to Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations. Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At December 31, 2014, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses throughout southern New England and into Westchester County, New York. Webster provides business and consumer banking, mortgage lending, financial planning, trust and investment services through banking offices, ATMs, telephone banking, mobile banking and its Internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending across the Northeast. Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash equivalents.
Variable Interest Entities: The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a Variable Interest Entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates VIEs in which it has at least a majority of the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and, therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income.
Investment Services: Assets that the Company holds in a fiduciary or agency capacity for customers, typically referred to as assets under administration, are not included in the accompanying Consolidated Balance Sheets since those assets are not Webster's, and the Company is not the primary beneficiary.
Use of Estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements. Actual results could differ from those estimates. The allowance for loan and lease losses, the fair value measurements of financial instruments, the valuation of investments for other-than-temporary impairment, the goodwill valuation, income taxes, the pension and other postretirement benefits, as well as the status of contingencies, are particularly subject to change.
Cash Equivalents. Cash equivalents have a maturity of three months or less.
Cash and due from banks: Cash equivalents, including cash on hand, certain cash due from banks, and deposits at the Federal Reserve Banks, are referenced as cash and due from banks in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Interest-bearing deposits: Cash equivalents, primarily representing deposits at the Federal Reserve Banks in excess of reserve requirements, and federal funds sold, which essentially represent uncollateralized loans to other financial institutions, are referenced as interest-bearing deposits in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The Company regularly evaluates the credit risk associated with those financial institutions to assess that Webster is not exposed to any significant credit risk on cash equivalents.

Investment Securities. Investment securities are classified as available-for-sale ("AFS") or held-to-maturity ("HTM") at the time of purchase. Any subsequent change to classification is reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as HTM are those which Webster has the ability and intent to hold to maturity. Securities classified as HTM are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income according to a constant yield methodology, with consideration given to prepayment assumptions on mortgage backed securities. Securities classified as AFS are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (“OCI”). Securities transferred from AFS to HTM are recorded at fair value at the time of transfer, and the respective gain or loss is recorded as a separate component of OCI and amortized as an adjustment to interest income over the remaining life of the security.
All securities classified as AFS or HTM that are in an unrealized loss position are evaluated for other-than-temporary impairment ("OTTI") on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, in addition to the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value, and the loss is recognized in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge to a debt security would be recognized as a loss. The remaining loss component would be recorded to accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities.
Federal Home Loan Bank and Federal Reserve Bank Stock.Webster Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve Bank ("FRB") system and is required to maintain an investment in capital stock of the FHLB and FRB. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Management evaluates the ultimate recoverability of the cost basis of these investments for impairment on a quarterly basis.
Loans Held for Sale. A majority of loans held for sale are residential mortgage loans. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. For loans not previously held for sale, once a decision has been made to sell loans, such loans shall be transferred into the loans held for sale classification. Loans held for sale are carried at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income in the Consolidated Statements of Income. Gains or losses on the sale of loans held for sale are recorded as non-interest income. Direct loan origination costs and fees are deferred and recognized as part of the gain or loss at the time of sale. Cash flows from sale of loans made by the Company that were acquired specifically for resale are presented as operating cash flows. All other cash flows from sale of loans are presented as investing cash flows.
Loans and Leases. Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unamortized premiums and discounts, and deferred loan and lease fees/costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans and leases adjusted for estimated prepayments when applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Cash flows from loans and leases are presented as investing cash flows.
Loans and leases are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful, generally when principal or interest payments become 90 days delinquent, unless the loan or lease is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate loans, and equipment finance loans or leases are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
When loans and leases are placed on non-accrual status, the accrual of interest is discontinued, and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan or lease is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans and leases, any payment received on a non-accrual loan or lease is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received on a cash basis. Except for loans discharged under Chapter 7 of the Bankruptcy Code, loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a Chapter 7 discharged bankruptcy loan is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, the loan is a closed-end amortizing loan, it is fully collateralized, and post-discharge the loan had at least six consecutive months of current payments.
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
Reserve for Unfunded Commitments. The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, included within other liabilities, are reported as a component of other expense in the accompanying Consolidated Statements of Income.
Troubled Debt Restructurings. A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulties and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from

TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
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
Cash Surrender Value of Life Insurance. The investment in life insurance represents the cash surrender value of life insurance policies on certain current and former officers of Webster. Increases in the cash surrender value are recorded as non-interest income. Decreases are the result of collection on the policies due to the death of an insured. Death benefit proceeds in excess of cash surrender value are recorded in other non-interest income when realized.
Premises and Equipment. Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building and Improvements	5-40 years
Leasehold improvements	5-20 years (or term or lease, if shorter)
Fixtures and equipment	5-10 years
Data processing and software	3-5 years
Repairs and maintenance costs are charged to non-interest expense as incurred. Premises and equipment being actively marketed for sale are reclassified as assets held for disposition. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense.
Goodwill. During 2014, Webster performed its annual impairment test under Step 1 as of its elected measurement date of August 31. Subsequently, Webster elected to change prospectively the measurement date for its annual goodwill impairment test from August 31 to November 30 of each fiscal year beginning in 2015. In conjunction with this change, Webster performed a Step 1 impairment test at December 31, 2014. This change is not expected to result in the delay, acceleration, or avoidance of an impairment charge. Webster believes this timing is preferable as it better aligns the goodwill impairment test with the Company's strategic business planning process, which is a key component of the goodwill impairment test.
Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization but rather is evaluated for impairment annually, or more frequently in interim periods if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value.
Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Discounted cash flow estimates, which include significant management assumptions relating to revenue growth rates, net interest margins, weighted-average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. In “Step 1,” the fair value of a reporting unit is compared to its carrying amount, including goodwill, to ascertain if a goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense.
Other Intangible Assets. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. The Company's core deposit intangible assets are amortized on a straight line basis over a period of ten years.
Securities Sold Under Agreements to Repurchase. These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturities of the agreements. The securities underlying the agreements with Bank customers are pledged; however, the customer does not have ability to re-hypothecate the underlying securities.
Stock-based Compensation. Webster maintains several equity incentive plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Stock-based compensation cost is recognized over the requisite service period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits expense. Awards to retirement eligible employees are subject to a one-year service vesting period. For stock option awards the Black-Scholes Option-Pricing Model is used to measure fair value at the date of grant. For time-based restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant.
The Company grants performance-based restricted stock awards that vest after three years. Awards granted in 2014 vest in a range from zero to 150% while previous awards vest in a range from zero to 200% of the target number of shares under the grant. The Company records compensation expense over the vesting period, based on a fair value. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Dividends are accrued on the performance-based shares and paid when the performance target is met. See Note 19 - Stock-Based Compensation Plans for further information regarding stock based compensation.
Excess tax benefits result when tax return deductions exceed recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits are presented as a cash inflow from financing activities and a cash outflow from operating activities.
Income Taxes. Income tax expense, or benefit, is comprised of two components: current and deferred. Current income taxes reflect taxes to be paid or refundable for the current period by applying the provisions of enacted tax laws to the Company's income or loss. Deferred income taxes are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability reflects the tax effects of the differences between the book and tax bases of assets and liabilities, and the effects of enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the assets will be realized, and they are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that all or some portion will not be realized.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income.

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
Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, Webster's components of other comprehensive income consists of the after-tax effect of changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statements of Shareholders' Equity and Consolidated Statements of Comprehensive Income.
Derivative Instruments and Hedging Activities. Derivatives are recognized as assets and liabilities in the accompanying Consolidated Balance Sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require management judgment or estimation, relating to future rates and credit activities.
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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. Forward-settle swaps typically have a future effective date that coincides with the expected debt issuance date. The forward-settle swaps are typically terminated and cash settled upon hedge debt issuance date.
The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in non-interest income.
Interest rate derivative financial instruments receive hedge accounting treatment only if they are qualified and properly designated as hedges and are expected to be, and are, effective in substantially reducing interest rate risk arising from specifically identified assets and liabilities. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk. The Company expects that the hedging relationship will be highly effective however it does not assume there is no ineffectiveness. The Company performs quarterly prospective and retrospective assessments of the hedge effectiveness to ensure the hedging relationship continues to be highly effective and that hedge accounting can continue to be applied. Those derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income.
Cash flows from derivative financial instruments designated for hedge accounting are classified in the cash flow statement in the same category as the cash flows of the asset or liability being hedged.
Derivative Loan Commitments. Mortgage loan commitments related to the origination of mortgages that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in non-interest income.
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

Fair Value Measurements. The Company measures many of its assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment. Examples of these include impaired loans, long-lived assets, goodwill, and loans held for sale, which are accounted for at the lower of cost or fair value. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 17 - Fair Value Measurements.
Employee Retirement Benefit Plan. Webster Bank maintains a noncontributory defined benefit pension plan covering all employees that were participants on or before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. A supplemental retirement plan is also maintained for select executive level employees that were participants on or before December 31, 2007. Webster also provides postretirement healthcare benefits to certain retired employees.
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
Recently Adopted Accounting Standards Updates
ASU No. 2013-11 - Income Taxes (Topic 740) - "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, as applicable. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the dis-allowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. This update was adopted effective January 1, 2014 and will be applied prospectively; however, its netting provisions are consistent with the Company’s previous presentation, as applicable, and as a result do not require additional disclosures.
Recently Issued Accounting Standards Updates
ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods, beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.
ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. An entity may elect either a full retrospective or a modified retrospective application. The amendments are effective for annual and interim periods beginning after December 15, 2016. The Company intends to adopt the accounting standard during the first quarter of 2017, with no material impact on its financial statements anticipated.
ASU No. 2014-11 - Transfers and Servicing (Topic 860) - “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU requires two accounting changes: (i) the accounting for repurchase-to-maturity transactions are to be accounted for as secured borrowings; (ii) repurchase financing arrangements, separate accounting is required for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, disclosure requirements have been expanded to include a disaggregation of collateral used for secured borrowings, and contractual maturity disclosure has been expanded to interim periods. The amendments are effective for annual and interim periods beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.
ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) - “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after December 15, 2015. The Company intends to adopt the accounting standard during the first quarter of 2016, with no material impact on its financial statements anticipated.
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized, and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for annual and interim periods beginning after December, 15 2014. The Company intends to adopt the accounting standard during the first quarter of 2015, with no material impact on its financial statements anticipated.
ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern." The ASU has been issued to require an entity to evaluate going concern uncertainties by assessing information about conditions and events that exist at the date the financial statements are issued and provide footnote disclosures when it is either (i) more likely than not that the entity will be unable to meet its obligations within twelve months after the financial statement date without taking actions outside the ordinary course of business, or (ii) known or probable that the entity will be unable to meet its obligations within twenty-four months after the financial statement date without taking actions outside the ordinary course of business. The amendments are effective for annual periods ending after December 15, 2016 and also for interim periods thereafter. The Company does not expect the application of this guidance to have a material impact on its financial statements.

NOTE 2: Investment Securities
Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency collateralized mortgage obligations (“agency CMO”)	543,417	8,636	(1,065)	550,988	—	—	550,988
Agency mortgage-backed securities (“agency MBS”)	1,030,724	10,462	(12,668)	1,028,518	—	—	1,028,518
Agency commercial mortgage-backed securities (“agency CMBS”)	80,400	—	(134)	80,266	—	—	80,266
Non-agency commercial mortgage-backed securities ("non-agency CMBS")	534,631	18,885	(123)	553,393	—	—	553,393
Collateralized loan obligations ("CLO") (1)	426,269	482	(1,017)	425,734	—	—	425,734
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	41,981	—	(3,736)	38,245	—	—	38,245
Corporate debt securities	106,520	3,781	—	110,301	—	—	110,301
Equity securities - financial institutions	3,500	2,403	—	5,903	—	—	5,903
Total available-for-sale	$2,767,967	$44,649	$(18,743)	$2,793,873	$—	$—	$2,793,873
Held-to-maturity:
Agency CMO	$442,129	$—	$—	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,134,319	—	—	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	578,687	—	—	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	373,211	—	—	373,211	15,138	(55)	388,294
Non-agency CMBS	338,723	—	—	338,723	9,428	(1,015)	347,136
Private Label MBS	5,886	—	—	5,886	100	—	5,986
Total held-to-maturity	$3,872,955	$—	$—	$3,872,955	$90,043	$(14,292)	$3,948,706

(1)	Amortized cost is net of $3.7 million of other-than-temporary impairments at December 31, 2014.

	At December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$325	$—	$—	$325	$—	$—	$325
Agency CMO	794,397	14,383	(1,868)	806,912	—	—	806,912
Agency MBS	1,265,276	9,124	(47,698)	1,226,702	—	—	1,226,702
Agency CMBS	71,759	—	(782)	70,977	—	—	70,977
Non-agency CMBS	436,872	28,398	(996)	464,274	—	—	464,274
CLO (1)	357,326	315	—	357,641	—	—	357,641
Pooled trust preferred securities (2)	31,900	—	(3,410)	28,490	—	—	28,490
Single issuer trust preferred securities	41,807	—	(6,872)	34,935	—	—	34,935
Corporate debt securities	108,936	4,155	—	113,091	—	—	113,091
Equity securities - financial institutions (3)	2,314	1,270	—	3,584	—	—	3,584
Total available-for-sale	$3,110,912	$57,645	$(61,626)	$3,106,931	$—	$—	$3,106,931
Held-to-maturity:
Agency CMO	$365,081	$—	$—	$365,081	$10,135	$(1,009)	$374,207
Agency MBS	2,130,685	—	—	2,130,685	43,315	(53,188)	2,120,812
Agency CMBS	115,995	—	—	115,995	44	(818)	115,221
Municipal bonds and notes	448,405	—	—	448,405	11,104	(1,228)	458,281
Non-agency CMBS	290,057	—	—	290,057	8,635	(4,975)	293,717
Private Label MBS	8,498	—	—	8,498	176	—	8,674
Total held-to-maturity	$3,358,721	$—	$—	$3,358,721	$73,409	$(61,218)	$3,370,912

(1)	Amortized cost is net of $2.6 million of other-than-temporary impairments at December 31, 2013.

(2)	Amortized cost is net of $14.0 million of other-than-temporary impairments at December 31, 2013.

(3)	Amortized cost is net of $20.4 million of other-than-temporary impairments at December 31, 2013.
Contractual Maturities
The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,522	$15,533	$15	$15
Due after one year through five years	126,521	130,307	63,419	65,863
Due after five through ten years	297,718	298,342	65,509	68,037
Due after ten years	2,324,706	2,343,788	3,744,012	3,814,791
Total debt securities	$2,764,467	$2,787,970	$3,872,955	$3,948,706
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At December 31, 2014, the Company had a carrying value of $882.1 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile and effective duration. These maturities do not reflect actual duration which is impacted by prepayment assumptions.
Securities with a carrying value totaling $2.9 billion at December 31, 2014 and $2.7 billion at December 31, 2013 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law. At December 31, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

Gross Unrealized Losses and Fair Value
The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$47,217	$(240)	$35,968	$(825)	8	$83,185	$(1,065)
Agency MBS	3,691	(18)	641,355	(12,650)	64	645,046	(12,668)
Agency CMBS	80,266	(134)	—	—	4	80,266	(134)
Non-agency CMBS	24,932	(117)	9,396	(6)	4	34,328	(123)
CLO	99,221	(1,017)	—	—	6	99,221	(1,017)
Pooled trust preferred securities	—	—	—	—	—	—	—
Single issuer trust preferred securities	4,150	(36)	34,095	(3,700)	8	38,245	(3,736)
Total available-for-sale in an unrealized loss position	$259,477	$(1,562)	$720,814	$(17,181)	94	$980,291	$(18,743)
Held-to-maturity:
Agency CMO	$52,172	$(187)	$24,942	$(552)	6	$77,114	$(739)
Agency MBS	20,791	(86)	608,568	(11,254)	44	629,359	(11,340)
Agency CMBS	324,394	(1,143)	—	—	17	324,394	(1,143)
Municipal bonds and notes	5,341	(23)	3,074	(32)	15	8,415	(55)
Non-agency CMBS	13,003	(30)	65,913	(985)	7	78,916	(1,015)
Total held-to-maturity in an unrealized loss position	$415,701	$(1,469)	$702,497	$(12,823)	89	$1,118,198	$(14,292)

	At December 31, 2013
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$149,894	$(1,713)	$9,011	$(155)	15	$158,905	$(1,868)
Agency MBS	616,286	(29,537)	279,680	(18,161)	88	895,966	(47,698)
Agency CMBS	70,977	(782)	—	—	3	70,977	(782)
Non-agency CMBS	52,340	(996)	—	—	7	52,340	(996)
CLO	—	—	—	—	—	—	—
Pooled trust preferred securities	—	—	11,141	(3,410)	2	11,141	(3,410)
Single issuer trust preferred securities	3,777	(381)	31,158	(6,491)	8	34,935	(6,872)
Total available-for-sale in an unrealized loss position	$893,274	$(33,409)	$330,990	$(28,217)	123	$1,224,264	$(61,626)
Held-to-maturity:
Agency CMO	$53,789	$(1,009)	$—	$—	4	$53,789	$(1,009)
Agency MBS	1,045,693	(42,181)	170,780	(11,007)	94	1,216,473	(53,188)
Agency CMBS	90,218	(818)	—	—	4	90,218	(818)
Municipal bonds and notes	46,587	(1,193)	2,166	(35)	51	48,753	(1,228)
Non-agency CMBS	106,527	(4,059)	14,832	(916)	11	121,359	(4,975)
Total held-to-maturity in an unrealized loss position	$1,342,814	$(49,260)	$187,778	$(11,958)	164	$1,530,592	$(61,218)

Available-for-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were other-than-temporarily impaired at December 31, 2014. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency collateralized mortgage obligations ("agency CMO") – There were unrealized losses of $1.1 million on the Company’s investment in agency CMO at December 31, 2014, compared to $1.9 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Agency mortgage-backed securities ("agency MBS") – There were unrealized losses of $12.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2014, compared to $47.7 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. These investments are issued by a government or a government sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Agency commercial mortgage-backed securities ("agency CMBS") - There were unrealized losses of $134 thousand on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Non-agency commercial mortgage-backed securities ("non-agency CMBS") – There were unrealized losses of $123 thousand on the Company’s investment in non-agency commercial mortgage-backed securities at December 31, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. Contractual cash flows for the bonds continue to perform as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Collateralized loan obligations ("CLO") – There were unrealized losses of $1.0 million on the Company’s investment in Volcker compliant collateralized loan obligations at December 31, 2014 compared to no unrealized losses at December 31, 2013. The unrealized loss is due to increased CLO spreads on Volcker compliant holdings during the period. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014. The Company continues to recognize the full write-down of CLO positions to market value if they meet the definition of a Covered Fund under the Volcker Rule effective December 10, 2013.
Pooled trust preferred securities – There were no unrealized losses on the Company's investment in pooled trust preferred securities at December 31, 2014, compared to $3.4 million at December 31, 2013. The decrease in unrealized loss is due to the sale of the remaining two non-investment grade pooled trust preferred securities during the third quarter of 2014. The Company does not hold investments in pooled trust preferred securities at December 31, 2014.
Single issuer trust preferred securities - There were unrealized losses of $3.7 million on the Company's investment in single issuer trust preferred securities at December 31, 2014, compared to $6.9 million at December 31, 2013. Unrealized losses decreased due to lower market spreads which resulted in higher security prices since December 31, 2013. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer and as a result does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Corporate debt securities – There were no unrealized losses on the Company’s investment in corporate debt securities at December 31, 2014 and December 31, 2013. These securities are currently performing as expected at December 31, 2014.
Equity securities - financial institutions – There were no unrealized losses on the Company’s investment in equity securities at December 31, 2014 and December 31, 2013.

Held-to-Maturity Impairment Analysis
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at December 31, 2014. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMO – There were unrealized losses of $0.7 million on the Company’s investment in agency CMO at December 31, 2014, compared to $1.0 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Agency MBS – There were unrealized losses of $11.3 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2014, compared to $53.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. These investments are issued by a government or a government sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Agency CMBS - There were unrealized losses of $1.1 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2014, compared to $0.8 million at December 31, 2013. Unrealized losses increased due to wider spreads on certain securities which resulted in lower security prices since December 31, 2013. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Municipal bonds and notes – There were unrealized losses of $55 thousand on the Company’s investment in municipal bonds and notes at December 31, 2014, compared to $1.2 million at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. The municipal portfolio is primarily comprised of bank qualified bonds, over 99.3% with credit ratings of A or better. In addition, the portfolio is comprised of 88.3% general obligation bonds, 11.1% revenue bonds, and 0.6% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Non-agency CMBS – There were unrealized losses of $1.0 million on the Company’s investment in non-agency commercial mortgage-backed securities at December 31, 2014, compared to $5.0 million unrealized losses at December 31, 2013. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2013. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. In addition, market analytics are performed to validate internal results. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
Private Label MBS - There were no unrealized losses on the Company's investment in private label residential mortgage-backed securities issued by entities other than government agencies at December 31, 2014 and December 31, 2013. These securities are currently performing as expected at December 31, 2014.
Other-Than-Temporary Impairment
There were additions to OTTI of $1.1 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively. The cumulative OTTI related to previously impaired securities was reduced due to the sale of four trust preferred securities during the first quarter of 2014, the sale of two trust preferred securities, and two CLOs were called during the third quarter of 2014. CLO positions carried at an unrealized loss are Volcker compliant and the losses are considered to be temporary. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.

The following is a roll forward of the amount of OTTI related to debt securities:

	Years ended December 31,
(In thousands)	2014	2013	2012
Balance of OTTI, beginning of period	$16,633	$10,460	$10,460
Reduction for securities sold, called	(14,082)	(1,104)	—
Additions for OTTI not previously recognized	1,145	7,277	—
Balance of OTTI, end of period	$3,696	$16,633	$10,460
Realized Gains and Losses
The following table summarizes proceeds from available-for-sale securities, the gross realized gains and losses from those sales, and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Years ended December 31,
(In thousands)	2014	2013	2012
Proceeds from sales (1)	$98,402	$57,804	$148,222

Gross realized gains	$7,268	$2,847	$3,347
Gross realized losses	(1,769)	(2,135)	—
OTTI write-down	(1,145)	(7,277)	—
Net realized gains (losses) from investment securities	$4,354	$(6,565)	$3,347

(1)
Proceeds from sales, for the year ended December 31, 2014, do not include $28.2 million of unsettled sales transactions at December 31, 2014. The gross realized gains and gross realized losses for the year ended December 31, 2014 reflect the unsettled sales transactions.

NOTE 3: Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,435	$50,374	$36,454	$103,045	$632	$332,940
Collectively evaluated for impairment	3,377,196	2,507,060	3,723,991	3,460,116	537,119	13,605,482
Recorded investment in loans and leases	3,519,631	2,557,434	3,760,445	3,563,161	537,751	13,938,422
Less: Accrued interest	10,456	8,033	11,175	8,733	—	38,397
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

	At December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,871	$52,179	$52,199	$105,046	$210	$352,505
Collectively evaluated for impairment	3,228,688	2,492,353	3,241,045	2,961,378	460,240	12,383,704
Recorded investment in loans and leases	3,371,559	2,544,532	3,293,244	3,066,424	460,450	12,736,209
Less: Accrued interest	10,134	7,844	10,393	8,062	—	36,433
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both December 31, 2014 and December 31, 2013.

(2)	Loans and leases include net deferred fees and unamortized premiums of $10.6 million and $13.3 million at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, the Company had pledged $5.7 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At December 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential (1)	$11,521	$5,931	$—	$66,156	$83,608	$3,436,023	$3,519,631
Consumer:
Home equity (1)	11,516	5,161	—	40,025	56,702	2,424,584	2,481,286
Other consumer	720	425	—	281	1,426	74,722	76,148
Commercial:
Commercial non-mortgage	1,971	156	50	6,449	8,626	3,088,656	3,097,282
Asset-based	—	—	—	—	—	663,163	663,163
Commercial real estate:
Commercial real estate	2,348	397	—	15,038	17,783	3,310,765	3,328,548
Commercial construction	—	—	—	3,659	3,659	230,954	234,613
Equipment financing	551	150	—	578	1,279	536,472	537,751
Total	$28,627	$12,220	$50	$132,186	$173,083	$13,765,339	$13,938,422

(1)	A total of $17.6 million residential and consumer loans was reclassified from non-accrual to accrual status as a result of updated regulatory guidance issued in the first quarter of 2014.

	At December 31, 2013
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$11,721	$6,839	$—	$81,520	$100,080	$3,271,479	$3,371,559
Consumer:
Home equity	15,332	5,120	—	51,788	$72,240	2,410,953	$2,483,193
Other consumer	462	193	—	140	795	60,543	61,338
Commercial:
Commercial non-mortgage	3,208	984	4,305	10,946	19,443	2,712,870	2,732,313
Asset-based	—	—	—	—	—	560,931	560,931
Commercial real estate:
Commercial real estate	4,387	587	235	13,456	18,665	2,842,637	2,861,302
Commercial construction	—	—	—	4,237	4,237	200,886	205,123
Equipment financing	299	63	—	1,141	1,503	458,947	460,450
Total	$35,409	$13,786	$4,540	$163,228	$216,963	$12,519,246	$12,736,209
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2014, 2013, and 2012, had the loans and leases been current in accordance with their original terms, totaled $9.3 million, $11.4 million, and $12.2 million, respectively.

Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the twelve months ended December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Provision charged to expense	7,906	16,112	9,926	1,709	69	1,528	37,250
Losses charged off	(6,214)	(20,712)	(13,668)	(3,237)	(595)	—	(44,426)
Recoveries	1,324	5,055	4,369	885	2,234	—	13,867
Balance, end of period	$23,596	$40,006	$48,333	$29,240	$5,620	$12,469	$159,264
Individually evaluated for impairment	$12,094	$4,237	$2,710	$6,232	$28	$—	$25,301
Collectively evaluated for impairment	$11,502	$35,769	$45,623	$23,008	$5,592	$12,469	$133,963

	At or for the twelve months ended December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Provision (benefit) charged to expense	1,296	8,149	15,143	12,826	(2,855)	(1,059)	33,500
Losses charged off	(11,592)	(29,037)	(19,126)	(15,425)	(279)	—	(75,459)
Recoveries	1,402	6,185	5,123	1,648	3,045	—	17,403
Balance, end of period	$20,580	$39,551	$47,706	$29,883	$3,912	$10,941	$152,573
Individually evaluated for impairment	$10,535	$4,595	$1,878	$3,445	$—	$—	$20,453
Collectively evaluated for impairment	$10,045	$34,956	$45,828	$26,438	$3,912	$10,941	$132,120

	At or for the year ended December 31, 2012
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Unallocated	Total
Allowance for loan and lease losses:
Balance, beginning of period	$34,565	$67,785	$60,681	$45,013	$8,943	$16,500	$233,487
Provision (benefit) charged to expense	7,033	23,349	14,861	(6,495)	(12,748)	(4,500)	21,500
Losses charged off	(12,927)	(43,920)	(35,793)	(9,894)	(1,668)	—	(104,202)
Recoveries	803	7,040	6,817	2,210	9,474	—	26,344
Balance, end of period	$29,474	$54,254	$46,566	$30,834	$4,001	$12,000	$177,129
Individually evaluated for impairment	$14,731	$3,611	$6,423	$2,683	$1	$—	$27,449
Collectively evaluated for impairment	$14,743	$50,643	$40,143	$28,151	$4,000	$12,000	$149,680

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At December 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$157,152	$142,435	$24,388	$118,047	$12,094
Consumer:
Home equity	60,424	50,374	26,464	23,910	4,237
Commercial:
Commercial non-mortgage	41,019	36,454	16,064	20,390	2,710
Commercial real estate:
Commercial real estate	99,687	96,160	40,575	55,585	6,222
Commercial construction	7,218	6,177	5,956	221	10
Equipment financing	629	632	—	632	28
Totals:
Residential	157,152	142,435	24,388	118,047	12,094
Consumer	60,424	50,374	26,464	23,910	4,237
Commercial	41,019	36,454	16,064	20,390	2,710
Commercial real estate	106,905	102,337	46,531	55,806	6,232
Equipment financing	629	632	—	632	28
Total	$366,129	$332,232	$113,447	$218,785	$25,301

	At December 31, 2013
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$158,361	$142,871	$23,988	$118,883	$10,534
Consumer:
Home equity	63,886	52,179	27,323	24,856	4,595
Commercial:
Commercial non-mortgage	59,279	52,199	23,138	29,061	1,878
Commercial real estate:
Commercial real estate	95,013	90,976	42,774	48,202	3,444
Commercial construction	11,725	10,625	10,625	—	—
Equipment financing	249	210	210	—	—
Totals:
Residential	158,361	142,871	23,988	118,883	10,534
Consumer	63,886	52,179	27,323	24,856	4,595
Commercial	59,279	52,199	23,138	29,061	1,878
Commercial real estate	106,738	101,601	53,399	48,202	3,444
Equipment financing	249	210	210	—	—
Total	$388,513	$349,060	$128,058	$221,002	$20,451

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	Years ended December 31,
	2014			2013			2012
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential:
1-4 family	$142,653	$4,644	$1,221	$144,908	$4,119	$1,954	$141,128	$4,494	$1,150
Consumer:
Home equity	51,277	1,484	1,203	53,486	1,003	1,724	45,707	1,621	547
Other consumer	—	—	—	—	—	—	4	—	—
Commercial:
Commercial non-mortgage	44,327	2,326	—	60,813	2,889	—	87,393	3,852	—
Asset-based	—	—	—	—	—	—	929	—	—
Commercial real estate:
Commercial real estate	93,568	3,429	—	106,085	4,476	—	155,384	4,847	—
Commercial construction	8,401	269	—	15,291	620	—	21,615	630	—
Equipment financing	421	28	—	1,095	22	—	2,624	45	—
Totals:
Residential	142,653	4,644	1,221	144,908	4,119	1,954	141,128	4,494	1,150
Consumer	51,277	1,484	1,203	53,486	1,003	1,724	45,711	1,621	547
Commercial	44,327	2,326	—	60,813	2,889	—	88,322	3,852	—
Commercial real estate	101,969	3,698	—	121,376	5,096	—	176,999	5,477	—
Equipment financing	421	28	—	1,095	22	—	2,624	45	—
Total	$340,647	$12,180	$2,424	$381,678	$13,129	$3,678	$454,784	$15,489	$1,697
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlooks, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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

The recorded investment in commercial and commercial real estate loans and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At December 31, 2014	At December 31, 2013	At December 31, 2014	At December 31, 2013	At December 31, 2014	At December 31, 2013
(1) - (6) Pass	$3,555,559	$3,091,154	$3,416,214	$2,947,116	$516,115	$437,033
(7) Special Mention	89,064	87,451	33,580	20,901	4,364	7,979
(8) Substandard	115,653	114,199	112,874	97,822	17,272	15,438
(9) Doubtful	169	440	493	585	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,760,445	$3,293,244	$3,563,161	$3,066,424	$537,751	$460,450
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
Troubled Debt Restructurings. The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2014	2013
Recorded investment of TDRs:
Accrual status (1)	$243,231	$238,926
Non-accrual status (1)	76,939	102,972
Total recorded investment of TDRs	$320,170	$341,898
Accruing TDRs performing under modified terms more than one year	67.6%	58.2%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$23,785	$20,360
Additional funds committed to borrowers in TDR status	552	1,262

(1)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the twelve months ended December 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

For years ended December 31, 2014, 2013, and 2012, Webster charged off $13.5 million, $24.4 million, and $45.2 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2014		2013		2012
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	27	$3,547	27	$5,238	12	$2,067
Adjusted Interest rates	3	448	8	2,776	7	2,707
Combination Rate and Maturity	22	4,239	45	8,302	42	7,913
Other (2)	55	11,792	44	9,517	138	20,550
Consumer:
Extended Maturity	19	944	24	1,163	15	1,113
Adjusted Interest rates	1	51	4	154	2	224
Combination Rate and Maturity	6	412	14	1,507	21	1,380
Other (2)	90	4,934	100	4,249	611	29,545
Commercial:
Extended Maturity	7	423	3	7,527	4	816
Adjusted Interest rates	1	25	—	—	—	—
Combination Rate and Maturity	22	1,217	22	1,122	5	1,162
Other (2)	6	7,457	4	4,616	28	20,721
Commercial real estate:
Extended Maturity	—	—	3	227	5	2,431
Combination Rate and Maturity	2	11,146	6	15,588	5	2,369
Other (2)	—	—	1	68	6	21,951
Equipment Financing
Extended Maturity	1	492	—	—	4	142
Combination Rate and Maturity	—	—	—	—	2	288
Other (2)	—	—	—	—	2	160
TOTAL TDRs	262	$47,127	305	$62,054	909	$115,539
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
The Company’s loan and lease portfolio at December 31, 2014 included loans with A-Note/B-Note structures. The loans were restructured into A-Note/B-Note structures as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	7	$1,497	9	$1,202	2	$847
Consumer:
Home equity	2	24	4	339	—	—
Commercial:
Commercial non-mortgage	—	—	1	47	—	—
Total	9	$1,521	14	$1,588	2	$847

The recorded investment in commercial, commercial real estate, and equipment financing TDRs segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2014	2013
(1) - (6) Pass	$40,943	$55,973
(7) Special Mention	8,304	—
(8) Substandard	77,771	90,461
(9) Doubtful	343	414
(10) Loss	—	—
Total	$127,361	$146,848

NOTE 4: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loans primarily to government-sponsored enterprises through established programs, commercial loans through participation agreements, and other individual or portfolio loans and securities. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold under participation agreements, the Company also considers the terms of the loan participation agreement and whether they meet the definition of a participating interest and, thus, qualify for derecognition. The gain or loss on loans sold depends on the previous carrying amounts of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets, and is included as mortgage banking activities in the accompanying Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2014	2013	2012
Beginning balance	$2,254	$2,617	$2,269
(Benefit) provision	(493)	1,209	1,621
Loss on repurchased loans and settlements	(702)	(1,572)	(1,273)
Ending balance	$1,059	$2,254	$2,617
The following table provides detail of activity related to loan sales:

	Years ended December 31,
(In thousands)	2014	2013	2012
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$287,132	$773,887	$746,243
Net gain on sale included as mortgage banking activities	4,070	16,588	22,530
Loans sold with servicing rights retained	264,292	690,300	618,500

Commercial loans:
Proceeds from the sale of loans held for sale	—	12,771	4,227
Net loss (gain) on sale included as mortgage banking activities	—	(229)	507
Mortgage Servicing Assets
The Company has retained servicing rights on consumer loans totaling $2.4 billion at December 31, 2014 and December 31, 2013, resulting in mortgage servicing assets of $19.4 million and $21.0 million at December 31, 2014 and 2013, respectively, which are carried at the lower of cost or fair value. See Note 17 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $1.5 million, $3.0 million, and $1.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively, and are included as a component of loan related fees in the accompanying Consolidated Statements of Income.

NOTE 5: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2014	2013
Land	$12,987	$13,777
Buildings and improvements	95,843	97,586
Leasehold improvements	78,029	74,127
Fixtures and equipment	73,180	70,819
Data processing and software	175,887	162,693
Total premises and equipment	435,926	419,002
Less: Accumulated depreciation and amortization	(313,993)	(297,397)
Premises and equipment, net	$121,933	$121,605
Depreciation and amortization of premises and equipment was $27.9 million, $31.1 million, and $34.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2014	2013
Assets held for disposition, beginning of period	$1,567	$415
Assets added	1,061	3,231
Asset write-downs	(432)	(1,002)
Assets sold	(1,437)	(1,077)
Assets held for disposition, end of period	$759	$1,567

NOTE 6: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated to the reportable segments:

	At December 31,
	2014		2013
(In thousands)	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Reporting Units/ Reportable Segments
Consumer Deposits	$377,605	$2,666	$377,605	$5,351
Business Banking	138,955	—	138,955	—
Community Banking	516,560	2,666	516,560	5,351
Other (HSA Bank)	13,327	—	13,327	—
Total	$529,887	$2,666	$529,887	$5,351
The gross carrying amount and accumulated amortization of other intangible assets (core deposits) allocated to the business segments are as follows:

	At December 31, 2014			At December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking	$49,420	$(46,754)	$2,666	$49,420	$(44,069)	$5,351
Amortization of intangible assets for the years ended December 31, 2014, 2013, and 2012 totaled $2.7 million, $4.9 million, and $5.4 million, respectively.
Future estimated annual amortization expense is summarized below:

(In thousands)
Years ended December 31,
2015	$1,523
2016	1,143

NOTE 7: Income Taxes
Income tax expense is comprised of the following:

	Years ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$89,977	$61,666	$52,391
State and local	6,582	3,577	1,282
	96,559	65,243	53,673
Deferred:
Federal	(3,780)	10,693	20,012
State and local	(1,370)	734	980
	(5,150)	11,427	20,992
Total:
Federal	86,197	72,359	72,403
State and local	5,212	4,311	2,262
	$91,409	$76,670	$74,665
The following is a reconciliation of Webster’s reported income tax expense to the amount that would result from applying the federal statutory rate of 35.0%:

	Years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$101,906	35.0%	$89,677	35.0%	$86,927	35.0%
Reconciliation to reported income tax expense:
State and local taxes, net of federal benefit	3,388	1.2	2,802	1.1	1,470	0.6
Tax-exempt interest income, net	(7,335)	(2.5)	(8,517)	(3.3)	(9,577)	(3.8)
Increase in cash surrender value of life insurance	(4,612)	(1.6)	(4,819)	(1.9)	(3,939)	(1.6)
Other, net	(1,938)	(0.7)	(2,473)	(1.0)	(216)	(0.1)
Reported income tax expense	$91,409		$76,670		$74,665
Effective tax rate		31.4%		29.9%		30.1%
Refundable income taxes totaling $56.7 million and $56.0 million at December 31, 2014 and 2013, respectively, are reported as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. The refunds are largely attributable to Federal carryback claims applicable to 2008 and 2009 losses, and the timing of their receipt is subject to the completion of an ongoing examination by the Internal Revenue Service and subsequent review and approval by the U.S. Congressional Joint Committee on Taxation. Refundable income taxes include $1.0 million and $0.8 million attributable to estimated non-contingent accrued interest income on those refunds at December 31, 2014 and 2013, respectively.

The significant components of the Company’s deferred tax asset, net (“DTA”) are reflected below:

	At December 31,
(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$65,288	$62,080
Net operating loss and credit carry forwards	64,561	66,709
Compensation and employee benefit plans	47,748	34,562
Net losses on derivative instruments	12,637	12,804
Net unrealized loss on securities available for sale	—	1,532
Other	27,300	20,993
Gross deferred tax assets	217,534	198,680
Valuation allowance	(80,722)	(82,747)
Total deferred tax assets, net of valuation allowance	$136,812	$115,933
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$10,288	$—
Equipment-financing leases	21,930	13,751
Deferred income on repurchase of debt	8,502	10,627
Intangible assets	9,242	8,239
Mortgage servicing assets	7,230	7,765
Other	5,543	10,442
Gross deferred tax liabilities	62,735	50,824
Deferred tax asset, net	$74,077	$65,109
The Company's DTA increased by $9.0 million during 2014, reflecting primarily a $5.2 million deferred tax benefit and a $4.1 million benefit recognized as an increase in shareholders equity.
Webster’s $80.7 million valuation allowance at December 31, 2014 consists of $74.4 million attributable to net state DTAs and $6.4 million attributable to capital losses deductible only to the extent of capital gains for U.S. tax purposes. During 2014, the valuation allowance decreased by $2.0 million and was attributable to a $0.9 million decrease applicable to capital losses and a $1.1 million decrease applicable to changes in net state DTAs, for which a full valuation allowance had been established at both the beginning and end of the year.
Management believes it is “more likely than not” that Webster will realize its DTAs net of the valuation allowance. Significant “positive evidence” exists in support of management’s conclusion regarding the realization of Webster's DTAs, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2014 and 2013; and future reversals of existing taxable temporary differences. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
Connecticut net operating losses approximating $1.3 billion at December 31, 2014 are scheduled to expire in varying amounts during tax years 2020 through 2032. Connecticut income tax credits, totaling $3.2 million at December 31, 2014, have a five-year carryover period with excess credits expiring annually. A full valuation allowance of $64.6 million, net, has been established for these Connecticut tax net operating losses and credits, and is included in Webster’s $74.4 million valuation allowance attributable to net state DTAs noted above.
A deferred tax liability of $21.1 million has not been recognized for certain “thrift bad-debt” reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2014 and 2013 the cumulative taxable temporary differences applicable to those reserves amounted to approximately $58.0 million.

The following is a reconciliation of the beginning and ending balances of Webster’s unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$3,109	$3,119	$4,436
Additions as a result of tax positions taken during the current year	956	528	858
Additions as a result of tax positions taken during prior years	1,031	442	283
Reductions as a result of tax positions taken during prior years	—	(460)	(575)
Reductions relating to settlements with taxing authorities	—	—	(1,342)
Reductions as a result of lapse of statute of limitations	(503)	(520)	(541)
Balance at end of year	$4,593	$3,109	$3,119
If recognized, $3.0 million of the $4.6 million of UTBs at December 31, 2014 would affect the effective tax rate, compared to $2.0 million of the $3.1 million at December 31, 2013.
Webster recognizes accrued interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2014, 2013, and 2012, Webster recognized interest and penalties of $0.5 million, $0.3 million, and $0.3 million, respectively. At December 31, 2014 and 2013, the Company had accrued interest and penalties related to UTBs of $1.6 million and $1.2 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.0 million to $3.0 million by the end of 2015 as a result of potential settlements with state and local taxing authorities concerning tax-base and apportionment determinations and/or lapses in statute-of-limitations periods.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2007 are either under or remain open to examination. For Webster’s principal state tax jurisdictions, Connecticut and Massachusetts tax returns for years subsequent to 2010 remain open to examination while New York and Rhode Island tax returns for years subsequent to 2006 or 2007 are either under or remain open to examination.

NOTE 8: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2014	2013
Non-interest-bearing:
Demand	$3,598,872	$3,128,152
Interest-bearing:
Checking	2,155,047	1,934,291
Health savings accounts	1,824,799	1,533,310
Money market	1,908,522	2,167,593
Savings	3,892,778	3,863,930
Time deposits	2,271,587	2,227,144
Total interest-bearing	12,052,733	11,726,268
Total deposits	$15,651,605	$14,854,420

Time deposits and interest-bearing checking obtained through brokers included in above balances	$357,629	$205,934
Time deposits with a denomination of $100 thousand or more	1,035,522	867,867
Demand deposit overdrafts reclassified as loan balances	1,488	1,455
At December 31, 2014, the scheduled maturities of time deposits are as follows:

(In thousands)	Years ending December 31,
2015	$1,260,472
2016	349,674
2017	137,284
2018	148,777
2019	374,654
Thereafter	726
Time deposits	$2,271,587

NOTE 9: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2014	2013
Securities sold under agreements to repurchase:
Original maturity of one year or less	$409,756	$359,662
Original maturity of greater than one year, non-callable	550,000	550,000
Callable at the option of the counterparty (1)	—	100,000
	959,756	1,009,662
Other borrowings:
Federal funds purchased	291,000	322,000
Securities sold under agreements to repurchase and other borrowings	$1,250,756	$1,331,662

(1)
There were $100 million of securities sold under agreements to repurchase that had callable options for June 23, 2014 and were classified as callable at the option of the counterparty at December 31, 2013. The callable options were not exercised as of the call date and were reclassified as original maturity of greater than one year, non-callable during the quarter ended September 30, 2014.

Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities or commercial and municipal customers through Webster’s Treasury Sales desk. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to repurchase agreement assets and liabilities where there are netting agreements in place. At December 31, 2014, the Company has a gross repurchase agreement liability of $1.0 billion.
Information concerning repurchase agreements outstanding at December 31, 2014 is presented below:

(Dollars in thousands)	Balance	Fair Value of Collateral	Weighted-Average Rate	Weighted-Average Remaining Maturity
Maturity:
Up to 30 days	$409,556	$418,504	0.15%	2.76	days
31 to 90 days	200	208	0.15	2.63	months
Over 90 days	550,000	592,659	2.73	2.82	years
Totals	$959,756	$1,011,371	1.63%	1.71	years
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$409,756	0.15%	$359,662	0.16%	$326,160	0.15%
Average during year	374,935	0.16	316,560	0.15	306,294	0.18
Highest month-end balance during year	459,259	—	372,922	—	357,396	—
Federal funds purchased:
At end of year	291,000	0.17	322,000	0.20	—	—
Average during year	387,004	0.20	255,689	0.18	173,690	0.17
Highest month-end balance during year	457,000	—	398,000	—	255,200	—

NOTE 10: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At December 31,
	2014		2013
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$2,275,000	0.23%	$1,550,000	0.25%
After 1 but within 2 years	145,934	1.80	—	—
After 2 but within 3 years	500	5.66	145,934	1.80
After 3 but within 4 years	200,000	1.36	500	5.66
After 4 but within 5 years	78,026	1.95	200,000	1.36
After 5 years	159,934	1.27	155,926	1.25
	2,859,394	0.50%	2,052,360	0.54%
Unamortized premiums	37		61
Federal Home Loan Bank advances	$2,859,431		$2,052,421
At December 31, 2014, Webster Bank had pledged loans with an aggregate carrying value of $5.2 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.7 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2013, Webster Bank had pledged loans with an aggregate carrying value of $4.8 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.0 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2014 and December 31, 2013, Webster Bank was in compliance with FHLB collateral requirements.
NOTE 11: Long-Term Debt
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2014	2013
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$—
5.125%	Senior fixed-rate notes due April 15, 2014	—	150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount, net (2)		(1,083)	(21)
Hedge accounting adjustments (2)		—	1,066
Long-term debt		$226,237	$228,365

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.193% at December 31, 2014 and 3.194% at December 31, 2013

(2)	Related to senior fixed-rate notes due 2024 at December 31, 2014 and senior fixed-rate notes due 2014 at December 31, 2013
NOTE 12: Shareholders’ Equity
Common Stock
On June 8, 2011, the U.S. Treasury closed an underwritten public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28, expire on November 21, 2018, and are listed on the New York Stock Exchange under the symbol “WBS WS.” The Company did not receive any of the proceeds of the warrant offering; however, the Company paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. In addition, the Company has purchased 320,379 warrants from the open market have been exercised since the warrant offering. In the fourth quarter of 2014, 556,702 warrants were exercised, resulting in the issuance of 241,821 shares of common stock. At December 31, 2014, there are 122,919 warrants outstanding and exercisable.

On December 7, 2012, Warburg Pincus Private Equity and one of its affiliates ("Warburg Pincus") offered for sale in an underwritten secondary offering 10,000,000 shares of Webster's common stock at a price to the public of $20.10 per share. Warburg Pincus received all of the net proceeds from this offering. No shares of common stock were sold by Webster. Immediately following the completion of the offering, Warburg Pincus continued to own 4,179,920 shares of common stock and had the right to acquire, pursuant to the exercise of warrants, 8,625,000 shares of Webster common stock. In connection with the common stock repurchase program, Webster purchased 2,518,891 shares of its common stock in the Warburg Pincus offering at a price per share equal to that being paid by the underwriter to Warburg Pincus in the offering, or $19.85 per share. On March 22, 2013, the Company exchanged 4,564,930 shares of its common stock with Warburg Pincus for all their outstanding Series A1 and A2 warrants in a cashless exercise based on an exercise price of $11.50 per share. On May 13, 2013, Warburg Pincus completed a public offering of 8,744,850 shares of Webster common stock, which constituted all of its holdings of Webster common stock at such time.
On December 6, 2012, Webster announced that its Board of Directors had authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in open market or privately negotiated transactions, subject to market conditions and other factors. A total of 427,185 and 26,819 shares of common stock were repurchased during 2014 and 2013, respectively, at an average cost of $30.59 and $25.03 per common share, respectively. Of the shares repurchased during 2014 and 2013, 77,185 and 26,819, respectively, were for employee compensation plans. Webster's common stock repurchase program has $39.3 million of remaining repurchase authority at December 31, 2014.
Preferred Stock
On December 4, 2012, Webster closed on a public offering of 5,060,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the "Series E Preferred Stock"). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 6.40% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series E Preferred Stock will not be cumulative and will not be mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series E Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods.
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
As of December 31, 2014, Webster has 28,939 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (Series A Preferred Stock) outstanding. Dividends on the Series A Preferred Stock are non-cumulative and payable quarterly in arrears, on the fifteenth day of each March, June, September, and December, when, as, and if authorized and declared by Webster’s board of directors, at an annual rate of 8.50% on the liquidation preference of $1,000 per share.
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

NOTE 13: Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component:

(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Postretirement Benefit Plans	Total
Balance at December 31, 2011	$15,967	$(28,884)	$(47,287)	$(60,204)
Other comprehensive income (loss) before reclassifications	28,950	(3,243)	(2,462)	23,245
Amounts reclassified from accumulated other comprehensive income (loss)	(2,176)	4,225	2,644	4,693
Net current-period other comprehensive income, net of tax	26,774	982	182	27,938
Balance at December 31, 2012	42,741	(27,902)	(47,105)	(32,266)
Other comprehensive (loss) income before reclassifications	(49,572)	3,744	17,298	(28,530)
Amounts reclassified from accumulated other comprehensive income (loss)	4,214	5,952	2,081	12,247
Net current-period other comprehensive (loss) income, net of tax	(45,358)	9,696	19,379	(16,283)
Balance at December 31, 2013	(2,617)	(18,206)	(27,726)	(48,549)
Other comprehensive income (loss) before reclassifications	21,811	(12,506)	(19,496)	(10,191)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,773)	5,182	70	2,479
Net current-period other comprehensive income (loss), net of tax	19,038	(7,324)	(19,426)	(7,712)
Balance at December 31, 2014	$16,421	$(25,530)	$(47,152)	$(56,261)
The following table summarizes the reclassifications out of accumulated other comprehensive loss:

	Years ended December 31,
(In thousands)	2014	2013	2012
Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Amount Reclassified From Accumulated Other Comprehensive Loss	Associated Line Item in the Consolidated Statements Of Income

Available-for-sale and transferred securities:
Unrealized gains (losses) on investments	$5,499	$712	$3,347	Net gain on sale of investment securities
Unrealized gains (losses) on investments	(1,145)	(7,277)	—	Impairment loss recognized in earnings
Tax (expense) benefit	(1,581)	2,351	(1,171)	Income tax expense
Net of tax	$2,773	$(4,214)	$2,176
Derivative instruments:
Cash flow hedges	$(8,100)	$(9,272)	$(6,575)	Total interest expense
Tax benefit	2,918	3,320	2,350	Income tax expense
Net of tax	$(5,182)	$(5,952)	$(4,225)
Defined benefit pension and postretirement benefit plans:
Amortization of net loss	$(37)	$(3,169)	$(4,042)	Compensation and benefits
Prior service costs	(73)	(73)	(73)	Compensation and benefits
Tax benefit	40	1,161	1,471	Income tax expense
Net of tax	$(70)	$(2,081)	$(2,644)

The following tables summarize the tax effects for each component of other comprehensive income (loss):

	Year ended December 31, 2014
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$34,242	$(12,469)	$21,773
Reclassification for net gain included in net income	(5,499)	1,999	(3,500)
Net non-credit other than temporary impairment	1,145	(418)	727
Amortization of unrealized loss on securities transferred to held-to-maturity	60	(22)	38
Total available-for-sale and transferred securities	29,948	(10,910)	19,038
Derivative instruments:
Net unrealized gain during the period	(19,589)	7,083	(12,506)
Reclassification adjustment for items included in net income	8,100	(2,918)	5,182
Total derivative instruments	(11,489)	4,165	(7,324)
Defined benefit pension and postretirement benefit plans:
Current year actuarial gain	(30,683)	11,187	(19,496)
Reclassification adjustment for amortization of net loss included in net income	37	(14)	23
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	(30,573)	11,147	(19,426)
Other comprehensive income (loss)	$(12,114)	$4,402	$(7,712)
	Year ended December 31, 2013
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(77,524)	$27,762	$(49,762)
Reclassification for net gain included in net income	(712)	255	(457)
Net non-credit other than temporary impairment	7,277	(2,606)	4,671
Amortization of unrealized loss on securities transferred to held-to-maturity	296	(106)	190
Total available-for-sale and transferred securities	(70,663)	25,305	(45,358)
Derivative instruments:
Net unrealized gain during the period	5,826	(2,082)	3,744
Reclassification adjustment for items included in net income	9,272	(3,320)	5,952
Total derivative instruments	15,098	(5,402)	9,696
Defined benefit pension and postretirement benefit plans:
Current year actuarial gain	26,949	(9,651)	17,298
Reclassification adjustment for amortization of net loss included in net income	3,169	(1,135)	2,034
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	30,191	(10,812)	19,379
Other comprehensive income (loss)	$(25,374)	$9,091	$(16,283)
	Year ended December 31, 2012
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$45,024	$(16,096)	$28,928
Reclassification for net gain included in net income	(3,347)	1,171	(2,176)
Net non-credit other than temporary impairment	—	—	—
Amortization of unrealized loss on securities transferred to held-to-maturity	35	(13)	22
Total available-for-sale and transferred securities	41,712	(14,938)	26,774
Derivative instruments:
Net unrealized gain during the period	(5,047)	1,804	(3,243)
Reclassification adjustment for items included in net income	6,575	(2,350)	4,225
Total derivative instruments	1,528	(546)	982
Defined benefit pension and postretirement benefit plans:
Current year actuarial gain	(3,832)	1,370	(2,462)
Reclassification adjustment for amortization of net loss included in net income	4,042	(1,445)	2,597
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	283	(101)	182
Other comprehensive income (loss)	$43,523	$(15,585)	$27,938

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
The following table provides information on capital and capital ratios of Webster Financial Corporation and Webster Bank, N.A.:

	Capital		Capital Requirements
			Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014
Webster Financial Corporation
Total risk-based capital	$2,096,772	14.1%	$1,192,651	8.0%	$1,490,706	10.0%
Tier 1 capital	1,931,276	13.0	596,326	4.0	894,423	6.0
Tier 1 leverage capital	1,931,276	9.0	859,241	4.0	1,074,051	5.0
Webster Bank, N.A.
Total risk-based capital	$1,939,229	13.0%	$1,190,242	8.0%	$1,487,803	10.0%
Tier 1 capital	1,774,814	11.9	595,121	4.0	892,682	6.0
Tier 1 leverage capital	1,774,814	8.3	858,197	4.0	1,072,746	5.0
At December 31, 2013
Webster Financial Corporation
Total risk-based capital	$1,965,171	14.2%	$1,106,203	8.0%	$1,382,754	10.0%
Tier 1 capital	1,807,642	13.1	553,101	4.0	829,652	6.0
Tier 1 leverage capital	1,807,642	9.0	801,535	4.0	1,001,919	5.0
Webster Bank, N.A.
Total risk-based capital	$1,815,423	13.2%	$1,104,200	8.0%	$1,380,250	10.0%
Tier 1 capital	1,658,466	12.0	552,100	4.0	828,150	6.0
Tier 1 leverage capital	1,658,466	8.3	800,063	4.0	1,000,079	5.0
Webster is subject to regulatory capital requirements administered by the Federal Reserve Bank ("FRB"), while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $100.0 million and $90.0 million during the years ended December 31, 2014 and 2013, respectively.
Cash Restrictions. Webster Bank is required by FRB regulations to hold cash reserve balances on hand or with the Federal Reserve Banks. Pursuant to this requirement, the Bank held $38.3 million and $41.8 million at December 31, 2014 and 2013, respectively.
Trust Preferred Securities. The Company holds an unconsolidated VIE trust that has issued trust preferred securities totaling $75.0 million at December 31, 2014 and 2013, which have been included in the Tier 1 capital of Webster for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital framework require the Company to phase out trust preferred securities from Tier 1 capital beginning January 1, 2015. Excluding trust preferred securities from the Tier 1 capital will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.

NOTE 15: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$189,196	$168,746	$171,237
Less: Earnings allocated to participating securities	674	617	748
Net income allocated to common shareholders	$188,522	$168,129	$170,489

Shares:
Weighted-average common shares outstanding - basic	89,899	88,713	87,211
Effect of dilutive securities:
Stock options and restricted stock	466	436	281
Warrants - Series A1 and A2	—	922	4,048
Warrants - other	255	190	109
Weighted-average common shares outstanding - diluted	90,620	90,261	91,649

Earnings per common share:
Basic	$2.10	$1.90	$1.96
Diluted	2.08	1.86	1.86
Stock Options
Options to purchase 0.6 million, 0.8 million, and 1.7 million common shares for the years ended December 31, 2014, 2013, and 2012, respectively, were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 170,647, 201,366, and 138,332 shares for the years ended December 31, 2014, 2013, and 2012, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods presented.
Warrants
Series A1 and A2 warrants issued in connection with the Warburg investment were exchanged in a cashless exercise on March 22, 2013. The weighted-average dilutive effect of these warrants prior to the exchange is included in the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012 because the exercise price of the warrants was less than the average market price of Webster's common stock for those periods.
Other warrants initially issued to the U.S. Treasury and sold in a secondary public offering on June 8, 2011 represent 0.1 million potential issuable shares of common stock at December 31, 2014, and 0.7 million at December 31, 2013 and 2012. The weighted-average dilutive effect of these warrants is included in the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, because the exercise price of the warrants was less than the average market price of Webster’s common stock for the respective periods presented.
Series A Preferred Stock
Series A Preferred Stock represents potential issuable common stock at December 31, 2014, 2013, and 2012. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012.

NOTE 16: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, Webster enters into derivative financial instruments to manage exposure that arises from business activities, that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Cash flow or fair value hedge designation, for accounting, depends on the specific risk being hedged. Webster uses cash flow hedges to reduce or eliminate changes in cash flows due to variable rates and may use fair value hedges to mitigate changes in fair value due to fixed rates or prices.
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
Webster uses forward-settle interest rate swaps to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. The current forward-settle interest rate swaps are structured as pay fixed-receive 1-month LIBOR. Forward-settle swaps are typically terminated and cash settled to coincide with a debt issuance. Upon the swap termination and debt issuance, the gain or loss that has been recorded in AOCI is amortized into interest expense over the life of the debt.
The table below presents information for Webster's forward-settle interest rate swaps outstanding at December 31, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Trade Date	Effective Date	Maturity Date	Debt Issuance Expected

2	$50,000	October and November 2013	November 2014	November 2019	At or before May 2015
2	$50,000	January 2014	January 2015	January 2020	October 2014 - July 2015
2	$50,000	April and May 2014	June 2015	June 2020	March 2015 - December 2015
Webster uses interest rate swaps and caps to protect the Company from exposure to variability in cash flows relating to interest payments on floating-rate funding instruments. The swaps and caps are structured to offset fluctuations in interest rates on floating-rate debt during the life of the funding instrument.
The table below presents information for Webster's interest rate swaps and caps outstanding at December 31, 2014:

(Dollars in thousands)
Number of Instruments	Total Notional Amount	Instrument Type	Index Rate	Hedged Debt	Maturity Date

6	$150,000	Cap	3.0% strike	$150 million 3-month LIBOR indexed floating-rate FHLB advance	December 2021
4	$100,000	Swap	1 Month Libor	$100 million 28 day rolling FHLB advance for a 5-year term	July 2019, August 2019, September 2019
The table below presents the notional amounts and fair values for Webster’s interest rate derivatives designated as cash flow hedges as well as their classification in the accompanying Consolidated Balance Sheets:

		At December 31, 2014			At December 31, 2013
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Fair Value	# of Instruments	Notional Amount	Fair Value
Interest rate swap	Other assets	—	$—	$—	8	$200,000	$3,027
Interest rate swap	Other liabilities	10	250,000	(4,598)	5	125,000	(622)
Interest rate cap	Other assets	6	150,000	4,481	2	50,000	3,554

AOCI related to cash flow hedges
The changes in fair value of derivatives designated as cash flow hedges are recorded in AOCI. These amounts are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The remaining unamortized interest rate cap premium balance of $8.0 million will be reclassified to interest expense over the term of the cap transactions according to a predetermined cap value schedule. Over the next twelve months, the Company estimates that $2.3 million will be reclassified from AOCI as an increase to interest expense.
Webster records gains and losses related to forward-settle swap terminations in AOCI and amortizes the balance into earnings over the respective term of the hedged debt instruments. A loss of $143 thousand was recognized in non-interest expense for hedge ineffectiveness due to the timing of swap terminations for the year ended December 31, 2014, and there was no hedge ineffectiveness for the year ended December 31, 2013. At December 31, 2014, the remaining unamortized loss on the termination of cash flow hedges is $31.6 million. Over the next twelve months, the Company estimates that $8.0 million will be reclassified from AOCI as an increase to interest expense.
The increase/(reduction) to interest expense on borrowings related to cash flow hedges is presented below:

	Years ended December 31,
	2014		2013		2012
(In thousands)	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI	Interest Expense	Amount Reclassified From AOCI
Interest rate swaps on FHLB advances	$585	$5,458	$498	$5,956	$1,393	$4,754
Interest rate swaps on senior fixed-rate notes	—	267	—	—	—	—
Interest rate swaps on junior subordinated debt	—	—	—	(3)	—	(92)
Interest rate swaps on repurchase agreements	—	2,224	—	3,319	—	2,959
Interest rate swaps on trust preferred securities	—	151	—	—	—	(105)
Net increase to interest expense on borrowings	$585	$8,100	$498	$9,272	$1,393	$7,516
Fair Value Hedges of Interest Rate Risk
Webster is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Webster did not have any derivative financial instruments designated as fair value hedges as of December 31, 2014 and December 31, 2013.
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
The reduction to interest expense on borrowings related to fair value hedges is presented below:

	Years ended December 31,
(In thousands)	2014	2013	2012
Interest rate swaps on senior fixed-rate notes	$(1,066)	$(3,197)	$(3,197)
Interest rate swaps on junior subordinated debt	—	(207)	(2,648)
Net reduction to interest expense on borrowings	$(1,066)	$(3,404)	$(5,845)

Non-Hedge Accounting Derivatives / Non-designated Hedges
Webster has derivatives that do not meet hedge accounting requirements and are accounted for as free-standing derivatives with changes in fair value recorded in non-interest income. The Company’s risk management strategy includes the use of derivatives to modify the repricing risk of assets and liabilities. As part of this strategy, the Company uses futures contracts to hedge certain loans. Other derivative instruments include interest rate swap and cap contracts sold to commercial and other customers who wish to modify interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings.
Webster had the following derivative positions that were not designated for hedge accounting:

		At December 31, 2014
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	224	$1,537,395	$48,209	$—	$48,209
Commercial loan interest rate derivatives	Other liabilities	61	581,299	—	(2,539)	(2,539)
Total customer position		285	$2,118,694	$48,209	$(2,539)	$45,670

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	—	$—	$—	$—	$—
Commercial loan interest rate derivatives	Other liabilities	276	2,118,631	5,408	(34,491)	(29,083)
Futures contracts	Other liabilities	7	5,600,000	—	(293)	(293)
Total counterparty position		283	$7,718,631	$5,408	$(34,784)	$(29,376)

		At December 31, 2013
				Fair Value
(Dollars in thousands)	Balance Sheet Classification	# of Instruments	Notional Amount	Gain	Loss	Net
Webster with customer position:
Commercial loan interest rate derivatives	Other assets	159	$915,272	$29,004	$—	$29,004
Commercial loan interest rate derivatives	Other liabilities	76	648,456	—	(11,175)	(11,175)
Total customer position		235	$1,563,728	$29,004	$(11,175)	$17,829

Webster with counterparty position:
Commercial loan interest rate derivatives	Other assets	111	$914,044	$8,944	$(2,766)	$6,178
Commercial loan interest rate derivatives	Other liabilities	118	649,623	8,118	(20,094)	(11,976)
Futures contracts	Other liabilities	14	11,200,000	32	(259)	(227)
Total counterparty position		243	$12,763,667	$17,094	$(23,119)	$(6,025)
Webster reported the changes in the fair value of non-hedge accounting derivatives as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows:

	Years ended December 31,
(In thousands)	2014	2013	2012
Non-hedge derivatives, net	$8,001	$5,770	$5,572
Futures contracts	(595)	(438)	48
Net increase to other non-interest income	$7,406	$5,332	$5,620
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a master netting agreement. Hedge accounting positions are recorded on a gross basis in other assets for a gain position and in other liabilities for a loss position, while non-hedge accounting net positions are recorded in other assets for a net gain or in other liabilities for a net loss position in the accompanying Consolidated Balance Sheets.

The tables below present the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At December 31, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$427,430	$—	$(739)	$1,861	$(6,576)	$(5,454)	$5,300	$—
Dealer B	319,663	1,494	—	978	(6,420)	(3,948)	3,610	—
Dealer C	11,538	—	—	—	(834)	(834)	—	—
Dealer D	303,663	747	—	1,147	(1,627)	267	(400)	—
Dealer E	424,401	2,240	—	867	(1,698)	1,409	(1,420)	—
Dealer F (2)	6,631,936	—	(3,858)	555	(17,629)	(20,932)	39,037	18,105
Total	$8,118,631	$4,481	$(4,597)	$5,408	$(34,784)	$(29,492)	$46,127

	At December 31, 2013
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$387,258	$730	$—	$4,643	$(9,647)	$(4,274)	$4,300	$26
Dealer B	322,888	615	—	3,475	(9,100)	(5,010)	4,940	—
Dealer C	14,477	—	—	—	(1,348)	(1,348)	—	—
Dealer D	291,627	1,734	—	4,108	(592)	5,250	(5,300)	—
Dealer E	372,771	2,290	(15)	3,017	(1,743)	3,549	(3,310)	—
Dealer F (2)	11,749,646	1,212	(607)	1,819	(657)	1,767	7,485	9,252
Total	$13,138,667	$6,581	$(622)	$17,062	$(23,087)	$(66)	$8,115
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $46.1 million in net margin collateral posted with financial counterparties at December 31, 2014 which was comprised of approximately $47.9 million of margin collateral posted to financial counterparties or DCO and approximately $1.8 million received from financial counterparties. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $48.2 million at December 31, 2014. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $16.5 million at December 31, 2014. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

Futures Contracts Derivatives. Webster holds a notional $800 million short-sale of a one year strip of Fed funds futures contracts and continues to roll the maturities of these contracts. This transaction is designed to work in conjunction with floating rate assets with interest rate floors, which would not generate a benefit from an increase in short-term interest rates. Therefore, as the probability for rising short-term rates increases, the notional amount would be increased, and as the probability for rising short-term rates decreases, the notional amount would be reduced. The fair value of these contracts is a net loss of $293 thousand and is reflected in other liabilities in the accompanying Consolidated Balance Sheets.
Mortgage Banking Derivatives. Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At December 31, 2014, outstanding rate locks totaled approximately $36.8 million and the outstanding commitments to sell residential mortgage loans totaled approximately $58.4 million. Forward sales, which include mandatory forward commitments of approximately $57.4 million at December 31, 2014, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Consolidated Statements of Income. At December 31, 2014 and December 31, 2013, the fair value of interest rate locked loan commitments and forward sales commitments totaled gains of $18 thousand and $540 thousand, respectively, and were recorded as a component of other assets in the accompanying Consolidated Balance Sheets.
Foreign Currency Derivatives. The Company enters into foreign currency forward contracts that are not designated for hedge accounting to minimize fluctuations of currency exchange rates on certain lending arrangements. The carrying amount and fair value of foreign currency forward contracts is immaterial at December 31, 2014 and December 31, 2013.
Risk Participation Agreements. The Company enters into financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid), the risk associated with certain derivative positions executed with the borrower by a lead bank. The risk participation agreement guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized in earnings each period. The notional amount and fair value of risk participation agreements is immaterial at December 31, 2014 and December 31, 2013.
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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, CLO, corporate debt, single-issuer trust preferred securities, and non-agency CMBS.
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
Investments Held in Rabbi Trust
Investments held in Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Consolidated Statements of Income. The cost basis of the investments held in Rabbi Trust is $4.5 million at December 31, 2014.
Alternative Investments
The Company generally records alternative investments at cost, subject to impairment testing. Certain funds, for which the ownership percentage is greater than 3%, are recorded at fair value on a recurring basis based upon the net asset value of the respective fund. At December 31, 2014, alternative investments consisted of $475 thousand recorded at fair value and $16.5 million recorded at cost. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. The alternative investments included at fair value are classified within Level 3 of the fair value hierarchy. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has $6.5 million in unfunded commitments remaining for its alternative investments as of December 31, 2014. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Investment Securities Portfolio section for additional discussion of the Company's alternative investments.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	550,988	—	550,988	—
Agency MBS	1,028,518	—	1,028,518	—
Agency CMBS	80,266	—	80,266	—
Non-agency CMBS	553,393	—	553,393	—
CLO	425,734	—	425,734	—
Pooled trust preferred securities	—	—	—	—
Single issuer trust preferred securities	38,245	—	38,245	—
Corporate debt	110,301	—	110,301	—
Equity securities	5,903	5,903	—	—
Total available-for-sale investment securities	2,793,873	6,428	2,787,445	—
Derivative instruments	52,872	—	52,872	—
Mortgage banking derivatives	18	—	18	—
Investments held in Rabbi Trust	5,901	5,901	—	—
Alternative investments	475	—	—	475
Total financial assets held at fair value	$2,853,139	$12,329	$2,840,335	$475
Financial liabilities held at fair value:
Derivative instruments	$36,777	$293	$36,484	$—
Total financial liabilities held at fair value	$36,777	$293	$36,484	$—

	At December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$325	$325	$—	$—
Agency CMO	806,912	—	806,912	—
Agency MBS	1,226,702	—	1,226,702	—
Agency CMBS	70,977	—	70,977	—
Non-agency CMBS	464,274	—	464,274	—
CLO	357,641	—	357,641	—
Pooled trust preferred securities	28,490	—	—	28,490
Single issuer trust preferred securities	34,935	—	34,935	—
Corporate debt	113,091	—	113,091	—
Equity securities	3,584	3,309	275	—
Total available-for-sale investment securities	3,106,931	3,634	3,074,807	28,490
Derivative instruments	41,795	32	41,763	—
Mortgage banking derivatives	540	—	540	—
Investments held in Rabbi Trust	6,097	6,097	—	—
Alternative investments	565	—	—	565
Total financial assets held at fair value	$3,155,928	$9,763	$3,117,110	$29,055
Financial liabilities held at fair value:
Derivative instruments	$24,038	$259	$23,779	$—
Total financial liabilities held at fair value	$24,038	$259	$23,779	$—

The following table presents the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Years ended December 31,
(In thousands)	2014	2013
Level 3, beginning of period	$29,055	$116,280
Transfers out of Level 3 (1)	—	(249,844)
Change in unrealized loss included in other comprehensive income	3,410	17,401
Unrealized loss included in net income	(263)	(392)
Realized gain on sale of available for sale securities	2,656	269
Purchases/capital calls	173	160,412
Sales/proceeds	(34,576)	(7,740)
Accretion/amortization	62	243
Calls/paydowns	(42)	(2,908)
Level 3, end of period	$475	$29,055

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

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Loans Held for Sale
Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified as Level 2 measurements. On occasion, the loans held-for-sale portfolio includes commercial loans which require adjustments for changes in loan characteristics. When observable data is unavailable, such loans are classified within Level 3. At December 31, 2013, the Company transferred loans held for sale from Level 3 to Level 2 as the secondary market for securities backed by similar loan types is actively traded, providing readily observable market pricing to be used as inputs for the estimated fair value of these loans.
Impaired Loans and Leases
Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using Level 3 inputs based on customized discounting criteria.
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets was $6.5 million at December 31, 2014. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and are classified as Level 3.
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

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$50,978	Real Estate Appraisals	Discount for appraisal type	2% - 15%
			Discount for costs to sell	0% - 8%
Other real estate owned	$2,641	Real Estate Appraisals	Discount for appraisal type	0% - 20%
			Discount for costs to sell	8%
Mortgage servicing assets	$28,690	Discounted cash flow	Constant prepayment rate	7.6% - 24.9%
			Discount rates	1.5% - 3.0%
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
Held-to-Maturity Investment Securities
When quoted market prices are not available, the Company employs an independent pricing service to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster has procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-maturity investments, which include agency CMO, agency MBS, agency CMBS, municipal, non-agency CMBS, and private label MBS securities, are classified within Level 2 of the fair value hierarchy.
Loans and Leases
The estimated fair value of loans and leases held for investment is based on discounted cash flow analysis, using future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans and leases is estimated using the net present value of the expected cash flows. Loans and leases are classified within Level 3 of the fair value hierarchy.
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

The estimated fair values of selected financial instruments are as follows:

	At December 31, 2014		At December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 2 inputs:
Held-to-maturity investment securities	$3,872,955	$3,948,706	$3,358,721	$3,370,912
Loans held for sale	67,952	68,705	20,802	20,903
Level 3 inputs:
Loans and leases	13,740,761	13,775,850	12,547,203	12,515,714
Mortgage servicing assets (1)	19,379	28,690	20,983	29,150
Alternative investments	16,524	18,046	16,582	17,047
Financial Liabilities
Level 2 inputs:
Deposit liabilities, other than time deposits	$13,380,018	$13,380,018	$12,627,276	$12,627,276
Time deposits	2,271,587	2,288,760	2,227,144	2,250,141
Securities sold under agreements to repurchase and other borrowings	1,250,756	1,271,596	1,331,662	1,365,427
Federal Home Loan Bank advances (2)	2,859,431	2,872,515	2,052,421	2,063,312
Long-term debt (3)	226,237	227,751	228,365	221,613

(1)
The carrying amount of mortgage servicing assets is net of $23 thousand and $156 thousand reserves at December 31, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(2)
The carrying amount of FHLB advances is net of $37 thousand and $61 thousand in hedge accounting adjustments and discounts at December 31, 2014 and December 31, 2013, respectively. The estimated fair value does not include such adjustments.

(3)
The carrying amount of long-term debt is net of $1.1 million in discount at December 31, 2014 and $1.0 million in discount and hedge accounting adjustments, net at December 31, 2013. The estimated fair value does not include such adjustments.

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

NOTE 18: Pension and Other Postretirement Benefits
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits were based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The supplemental defined benefit retirement plan provides eligible participants with additional pension benefits. Webster also provides postretirement healthcare benefits to certain retired employees (“Other Benefits”).
The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional qualified supplemental retirement income after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. There were $143 thousand and $114 thousand in Company contributions to the supplemental defined benefit retirement plan for the years ended December 31, 2014 and 2013, respectively.
Effective December 31, 2014, the mortality assumptions used in the pension liability assessment was updated to the RP-2014 table with the Mercer MMP-2007 mortality improvement projection scale applied generationally.
December 31st is the measurement date used for the pension, supplemental pension, and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$171,189	$187,145	$8,675	$8,660	$3,821	$4,229
Service cost	40	40	—	—	—	—
Interest cost	8,068	7,365	364	289	139	109
Actuarial loss (gain)	38,472	(17,909)	1,145	(160)	470	(239)
Benefits paid and administrative expenses	(7,221)	(5,452)	(143)	(114)	(297)	(278)
Benefit obligation at end of year	210,548	171,189	10,041	8,675	4,133	3,821
Change in plan assets:
Fair value of plan assets at beginning of year	162,182	151,191	—	—	—	—
Actual return on plan assets	18,015	16,443	—	—	—	—
Employer contributions	—	—	143	114	297	278
Benefits paid and administrative expenses	(7,221)	(5,452)	(143)	(114)	(297)	(278)
Fair value of plan assets at end of year	172,976	162,182	—	—	—	—
Funded status of the plan at year end accrued liability recognized	$(37,572)	$(9,007)	$(10,041)	$(8,675)	$(4,133)	$(3,821)
The accumulated benefit obligation for the pension plans and the postretirement benefit plan was $224.7 million and $183.7 million at the years ended December 31, 2014 and 2013, respectively.
The funded status of the pension and other postretirement benefit plans has been recognized as follows in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013. An asset is recognized for an overfunded plan, and a liability is recognized for an underfunded plan.

	2014			2013
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Accrued expenses and other liabilities	$(37,572)	$(10,041)	$(4,133)	$(9,007)	$(8,675)	$(3,821)
Funded status of the plan	$(37,572)	$(10,041)	$(4,133)	$(9,007)	$(8,675)	$(3,821)

Webster expects that $6.1 million in net actuarial loss and $73 thousand in prior service cost will be recognized as components of net periodic benefit cost in 2015. The components of accumulated other comprehensive loss related to pensions and other postretirement benefits at December 31, 2014 and 2013 are summarized below:

	2014			2013
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$70,437	$2,430	$816	$41,267	$1,419	$351
Prior service cost	—	—	87	—	—	159
Total pre-tax amounts included in accumulated other comprehensive loss	$70,437	$2,430	$903	$41,267	$1,419	$510
Deferred tax benefit	25,415	877	326	14,779	508	183
Amounts included in accumulated other comprehensive loss, net of tax	$45,022	$1,553	$577	$26,488	$911	$327
Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2015	$7,327	$4,208	$390
2016	7,088	993	388
2017	8,040	828	383
2018	8,329	888	372
2019	8,681	1,764	357
2020-2024	49,390	714	1,516
The components of the net periodic benefit cost (benefit) for the Company’s defined benefit pension plans were as follows:

	Years ended December 31,
	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$40	$40	$30	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	8,068	7,365	7,307	364	289	316	139	109	177
Expected return on plan assets	(11,495)	(11,114)	(10,069)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Recognized net loss	2,781	6,355	6,103	135	125	71	5	—	107
Net periodic benefit cost (benefit)	$(606)	$2,646	$3,371	$499	$414	$387	$217	$182	$357
The Webster Bank Pension Plan and the supplemental pension plans were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
Amounts related to the Company’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	Webster Pension			Webster SERP			Other Benefits
(In thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Changes in Funded Status Recognized in Other Comprehensive Income:
Net loss (gain)	$31,951	$(23,238)	$6,416	$1,145	$(160)	$353	$470	$(239)	$(698)
Amounts reclassified from accumulated other comprehensive income	(2,781)	(6,355)	(6,103)	(134)	(125)	(71)	(5)	—	(107)
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Total loss (gain) recognized in other comprehensive income (loss)	$29,170	$(29,593)	$313	$1,011	$(285)	$282	$392	$(312)	$(878)

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
Common collective trusts:The net asset value (NAV), as provided by the trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Plan transactions (purchases and sales) may occur daily. Were the Plan to initiate a full redemption of the collective trust, the investment adviser reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner. The common collective trust funds performance are benchmarked against the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index.
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
A summary of fair values of the pension plan assets measured at fair value, including the classification of such instruments pursuant to the valuation hierarchy follows:

	December 31, 2014				December 31, 2013
(In thousands)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value of financial assets of the Plan:
Registered investment companies:
Exchange traded funds	$28,287	$28,287	$—	$—	$29,831	$29,831	$—	$—
Cash and cash equivalents	871	871	—	—	269	269	—	—
Common collective funds
Fixed Income funds	94,928	—	94,928	—	79,800	—	79,800	—
Equity Funds	47,813	—	47,813	—	51,086	—	51,086	—
Insurance company investment contract	1,077	—	—	1,077	1,196	—	—	1,196
Total	$172,976	$29,158	$142,741	$1,077	$162,182	$30,100	$130,886	$1,196
The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Level 3—pension assets, beginning of period	$1,196	$1,336
Unrealized gains relating to instruments still held at the reporting date	(2)	(39)
Benefit payments, administrative expenses, and interest income, net	(117)	(101)
Balance, end of year	$1,077	$1,196

The allocation of the fair value of the pension plan’s assets at the December 31 measurement date is shown in the following table:

	2014	2013
Assets Category:
Fixed income investments	56%	50%
Equity investments	44	50
Total	100%	100%

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
The investment policy guidelines in effect as of December 31, 2014 set the following asset allocation targets:

Target
Assets Category:
Fixed income investments	55%
Equity investments	45
Total	100%
The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The Plan invests in registered investment companies and bank collective trusts. The performance benchmarks for the plan include a composite of the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index. The volatility, as measured by standard deviation, of the pension plan’s assets should not exceed that of the Composite Index. The investment policy guidelines allow the plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities, mutual funds, and collective trusts. Investments in mutual funds and collective trust funds are substantially limited to funds with the securities characteristic of their assigned benchmarks.
The basis for Webster’s 2014 assumption for the expected long-term rate of return on assets is as follows:

	Portfolio	Return
Asset Category:
Fixed income investments	55%	5.4%
U.S. equity investments	32	8.9
International equity investments	13	9.3
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
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.85%	4.80%	3.50%	4.25%	3.15%	3.75%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.80%	3.90%	4.35%	4.25%	3.40%	4.00%	3.75%	2.85%	3.60%
Expected long-term return on assets	7.25%	7.50%	7.50%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0%	8.0%	8.0%
The assumed healthcare cost-trend rate is 8.0% for 2014 and 2015, declining 1.0% each year after until 2018 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost trend rate for 2014 would have increased the net periodic postretirement benefit cost by $6.8 thousand and increased the accumulated benefit obligation by $239.2 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2014 would have decreased the net periodic postretirement benefit cost by $6 thousand and decreased the accumulated benefit obligation by $214 thousand.

Multiple-employer plan
Webster Bank is a sponsor of a multiple-employer pension plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2014, the date of the latest actuarial valuation, Webster’s portion of the plan was over-funded by $0.3 million.
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank period ended December 31,			Funded Status of Plan
EIN/Pension Plan Number	2014	2013	2012	2014	2013
13-5645888/333	$765	$870	$1,230	At least 80 percent	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to the Fund did not exceed more than 5 percent of total Fund contributions for the years ended December 31, 2014, 2013, and 2012.
Webster Bank Retirement Savings Plan
Webster provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code (the "Code”). For the period March 1, 2009 through February 1, 2012, Webster matched 100% of a participant’s pre-tax contributions to the extent the pre-tax contributions did not exceed 5% of compensation. If a participant fails to make a pre-tax contribution election within 90 days of his or her date of hire, automatic pre-tax contributions will commence 90 days after his or her date of hire at a rate equal to 3% of compensation. The 2% non-elective contribution has been eliminated; however, Webster continues to contribute the special transition credits.
Effective February 1, 2012, Webster matches 100% of the first 2% and 50% of the next 6% of employees’ pre-tax contributions based on annual compensation. Webster continues to contribute the special transition credits under the employee retirement savings plan.
Compensation and benefit expense included $10.6 million, $11.2 million, and $11.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, for employer contributions.
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

NOTE 19: Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the "Plans") under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock-based compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. The Plans have shareholder approval for up to 10.9 million shares of common stock. At December 31, 2014, there were 2.0 million common shares remaining available for grant, while no stock appreciation rights have been granted.
The following table provides a summary of stock-based compensation expense, and the related income tax benefit, recognized in the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2014	2013	2012
Stock options	$1,175	$3,902	$2,405
Restricted stock	9,048	6,762	6,550
Stock-based compensation	$10,223	$10,664	$8,955

Income tax benefit	$3,553	$5,344	$2,841
The following table provides a summary of unrecognized stock-based compensation expense:

	At December 31, 2014
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$422	1.1 years
Restricted stock	$9,406	1.9 years
The following table provides a summary of the activity under the Plans for the year ended December 31, 2014:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2014	267,119	$22.96	1,705	$22.75	138,450	$24.43	2,325,797	$26.97
Granted	218,894	29.68	13,678	29.34	146,248	29.94	—	—
Exercised options	—	—	—	—	—	—	(132,862)	16.72
Vested restricted stock awards (1)	(219,224)	24.87	(13,104)	28.48	(137,597)	26.09	—	—
Forfeited	(23,774)	25.35	—	—	(16,908)	26.47	(292,791)	44.72
Outstanding, at December 31, 2014	243,015	$27.03	2,279	$29.34	130,193	$28.61	1,900,144	$24.95

Options exercisable, at December 31, 2014							1,591,862	$25.28
Options expected to vest, at December 31, 2014							299,172	$23.24
(1) Vested for purposes of recording compensation expense.
Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense is recorded over the vesting period based on fair value, which is measured using the Company's common stock closing price at the date of grant. During 2012, certain time-based restricted shares were converted into time-based restricted units, and there was no additional compensation expense recognized as a result of the modification.
Performance-based restricted stock awards vest after a three year performance period, with share quantity dependent on that performance. Awards granted in 2014 vest in a range from zero to150% while previous awards vest in a range from zero to 200% of the target number of shares under the grant. The performance-based shares granted in 2014 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% upon Webster's average of return on equity for each year during the three year vesting period. The compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013, and 2012 was $6.7 million, $2.0 million, and $9.1 million, respectively.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2014 (1)	2013	2012
Expected term	—	6.9 years	6.6 years
Expected dividend yield	—	1.80%	1.00%
Expected forfeiture rate	—	10.00%	9.00%
Expected volatility	—	58.97%	61.03%
Risk-free interest rate	—	1.36%	1.30%
Fair value of option at grant date	—	$10.96	$11.71
(1) There were no stock options granted in 2014.
These assumptions can be highly subjective and, therefore, Webster uses historical data within the valuation model. The expected term of options granted is derived from actual option exercise and employee termination tendencies. The expected dividend yield is based on the current annual dividend on a current stock price. The expected forfeiture rate is calculated based on actual forfeiture activity trends. The expected volatility is derived from historical returns of the daily closing stock price over periods of time equal to the duration of the expected term of options granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods that coincide with the contractual life of the option. The weighted-average remaining contractual term for options expected to vest at December 31, 2014 was 7.8 years.
Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options at that time. At December 31, 2014, the aggregate intrinsic value of options outstanding, options exercisable, and options expected to vest was $19.6 million, $16.7 million, and $2.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1.9 million, $1.8 million, and $771.1 thousand, respectively.
There were 1,726,226 non-qualified stock options and 173,918 incentive stock options outstanding at December 31, 2014.
The following table summarizes information about options outstanding and options exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 5.14 - 20.00	582,053	4.1	$10.40	582,053	4.1	$10.40
$ 20.01 - 30.00	731,145	6.9	23.48	422,863	6.3	23.67
$ 30.01 - 40.00	232,939	2.8	32.18	232,939	2.8	32.18
$ 40.01 - 48.88	354,007	1.5	47.16	354,007	1.5	47.16
	1,900,144	4.5	$24.95	1,591,862	3.9	$25.28

NOTE 20: Segment Reporting
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
The Company uses a matched maturity funding concept, called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used,” and deposits are assigned an FTP rate for funds “provided.” This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s Asset/Liability Committee ("ALCO").
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as environmental factors and provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling category. For the years ended December 31, 2014, 2013, and 2012, 103.8%, 115.4%, and 83.7%, respectively, of the provision for loan and lease losses is specifically attributable to business segments and reported accordingly.
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
The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Year ended December 31, 2014
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$238,186	$354,781	$47,699	$640,666	$(12,225)	$628,441
Provision (benefit) for loan and lease losses	12,629	25,960	81	38,670	(1,420)	37,250
Net interest income (loss) after provision for loan and lease losses	225,557	328,821	47,618	601,996	(10,805)	591,191
Non-interest income	37,270	103,543	38,396	179,209	22,899	202,108
Non-interest expense	102,374	324,312	59,591	486,277	15,861	502,138
Income (loss) before income tax expense	160,453	108,052	26,423	294,928	(3,767)	291,161
Income tax expense (benefit)	50,373	33,922	8,295	92,590	(1,181)	91,409
Net income (loss)	$110,080	$74,130	$18,128	$202,338	$(2,586)	$199,752

	Year ended December 31, 2013
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$217,582	$347,395	$40,992	$605,969	$(9,241)	$596,728
Provision (benefit) for loan and lease losses	18,581	19,973	93	38,647	(5,147)	33,500
Net interest income (loss) after provision for loan and lease losses	199,001	327,422	40,899	567,322	(4,094)	563,228
Non-interest income	30,797	116,182	32,926	179,905	11,145	191,050
Non-interest expense	99,801	337,795	49,745	487,341	10,718	498,059
Income (loss) before income tax expense	129,997	105,809	24,080	259,886	(3,667)	256,219
Income tax expense (benefit)	38,900	31,662	7,205	77,767	(1,097)	76,670
Net income (loss)	$91,097	$74,147	$16,875	$182,119	$(2,570)	$179,549

	Year ended December 31, 2012
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
Net interest income	$188,666	$342,268	$33,308	$564,242	$14,666	$578,908
Provision (benefit) for loan and lease losses	(7,498)	26,167	(680)	17,989	3,511	21,500
Net interest income after provision for loan and lease losses	196,164	316,101	33,988	546,253	11,155	557,408
Non-interest income	29,324	116,978	28,680	174,982	17,776	192,758
Non-interest expense	98,718	340,907	44,649	484,274	17,530	501,804
Income before income tax expense	126,770	92,172	18,019	236,961	11,401	248,362
Income tax expense	38,111	27,710	5,417	71,238	3,427	74,665
Net income	$88,659	$64,462	$12,602	$165,723	$7,974	$173,697

	Total Assets
(In thousands)	Commercial Banking	Community Banking	Other	Segment Totals	Corporate and Reconciling	Consolidated Total
At December 31, 2014	$6,550,868	$8,198,115	$425,573	$15,174,556	$7,358,454	$22,533,010
At December 31, 2013	5,682,129	7,809,343	365,863	13,857,335	6,995,664	20,852,999
At December 31, 2012	5,113,898	7,708,159	282,414	13,104,471	7,042,294	20,146,765

NOTE 21: Commitments and Contingencies
Lease Commitments. At December 31, 2014, Webster was obligated under various non-cancelable operating leases for properties used as banking and other office facilities. The leases contain renewal options and escalation clauses, which provide for increased rental expense or equipment replaced with new leased equipment, as the leases expire. Rental expense under leases was $20.5 million, $20.3 million, and $20.0 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is also recorded as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The following is a schedule of future minimum rental payments and receipts required under these leases as of December 31, 2014:

(In thousands)	Rental Payments	Rental Receipts
For years ending December 31,
2015	$21,347	$759
2016	20,370	692
2017	17,938	446
2018	14,970	258
2019	13,055	159
Thereafter	64,758	442
Total	$152,438	$2,756
Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss is represented by the contractual amounts of these commitments as it is for on-balance sheet instruments.
The following table summarizes outstanding contract amounts for off-balance sheet instruments that represent credit risk:

	At December 31,
(In thousands)	2014	2013
Unused commitments to extend credit	$4,376,733	$4,127,089
Standby letters of credit	142,964	135,761
Commercial letters of credit	27,787	13,621
Total financial instruments with off-balance sheet risk	$4,547,484	$4,276,471
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
Standby letters of credit. Standby letters of credit commit the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amounts of standby letters of credit represent the maximum potential amount of future payments the Company could be required to make and represents the Company's maximum credit risk.
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

The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	At or for the twelve months ended December 31,
(In thousands)	2014	2013	2012
Balance, beginning of period	$4,384	$5,662	$5,449
Provision (benefit)	767	(1,278)	213
Balance, end of period	$5,151	$4,384	$5,662
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of December 31, 2014 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

NOTE 22: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2014	2013
Assets:
Cash and due from banks	$11,357	$12,452
Interest-bearing deposits	261,135	261,121
Securities available for sale, at fair value	5,902	3,584
Investment in subsidiaries	2,249,776	2,142,222
Due (to) from subsidiaries	(165)	37
Alternative investments	10,046	11,016
Other assets	14,356	11,859
Total assets	$2,552,407	$2,442,291
Liabilities and shareholders’ equity:
Senior notes	$148,917	$151,045
Junior subordinated debt	77,320	77,320
Accrued interest payable	2,582	1,732
Other liabilities	907	3,006
Total liabilities	229,726	233,103
Shareholders’ equity	2,322,681	2,209,188
Total liabilities and shareholders’ equity	$2,552,407	$2,442,291

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2014	2013	2012
Operating Income:
Dividend income from bank subsidiary	$100,000	$90,000	$140,000
Interest on securities and interest-bearing deposits	613	1,025	634
Net gain on sale of investment securities	1,185	1,273	409
Alternative investments income (loss)	804	(392)	(720)
Other non-interest income	151	152	157
Total operating income	102,753	92,058	140,480
Operating Expense:
Interest expense on borrowings	10,041	7,273	13,186
Compensation and benefits	10,290	10,787	10,245
Other non-interest expense	4,562	5,966	5,746
Total operating expense	24,893	24,026	29,177
Income before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	77,860	68,032	111,303
Income tax benefit	8,798	9,742	10,107
Equity in undistributed earnings of subsidiaries and associated companies	113,094	101,775	52,287
Net income	$199,752	$179,549	$173,697

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2014	2013	2012
Net income	$199,752	$179,549	$173,697
Other comprehensive income, net of taxes:
Net unrealized losses (gains) on available for sale securities	725	(616)	(525)
Net unrealized (gains) losses on derivative instruments	(2,932)	1,152	(632)
Other comprehensive (loss) income of subsidiaries and associated companies	(5,505)	(16,819)	29,095
Other comprehensive (loss) income	(7,712)	(16,283)	27,938
Comprehensive income	$192,040	$163,266	$201,635

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2014	2013	2012
Operating activities:
Net income	$199,752	$179,549	$173,697
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(113,094)	(101,775)	(52,287)
Stock-based compensation	10,223	10,664	8,955
Other, net	(10,721)	(1,934)	(7,422)
Net cash provided by operating activities	86,160	86,504	122,943
Investing activities:
Increase in interest-bearing deposits	(14)	(41,011)	(24,081)
Purchases of available for sale securities	(3,500)	(75)	(8,272)
Proceeds from maturities and principal payments of available for sale securities	—	—	775
Proceeds from sale of available for sale securities	3,499	13,544	1,073
Net cash used for investing activities	(15)	(27,542)	(30,505)
Financing activities:
Issuance of long-term debt	150,000	—	—
Repayment of long-term debt	(150,000)	—	(136,070)
Preferred stock issued	—	—	122,710
Cash dividends paid to common shareholders	(67,431)	(48,952)	(30,667)
Cash dividends paid to preferred shareholders	(10,556)	(10,803)	(2,460)
Exercise of stock options	2,221	2,736	996
Excess tax benefits from stock-based compensation	1,161	389	812
Common stock issued	435	731	560
Common stock repurchased	(13,067)	(672)	(53,243)
Common stock warrants repurchased	(3)	(30)	(388)
Net cash used for financing activities	(87,240)	(56,601)	(97,750)
(Decrease) increase in cash and due from banks	(1,095)	2,361	(5,312)
Cash and due from banks at beginning of year	12,452	10,091	15,403
Cash and due from banks at end of year	$11,357	$12,452	$10,091

NOTE 23: Selected Quarterly Consolidated Financial Information (Unaudited)

	2014
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$177,779	$177,497	$179,914	$183,751
Interest expense	22,478	22,375	22,544	23,103
Net interest income	155,301	155,122	157,370	160,648
Provision for loan and lease losses	9,000	9,250	9,500	9,500
Net gain on sale of investment securities	4,336	—	42	1,121
Impairment loss recognized in earnings	(88)	(73)	(85)	(899)
Other non-interest income	45,580	47,669	50,952	53,553
Non-interest expense	124,617	122,585	124,642	130,294
Income before income tax expense	71,512	70,883	74,137	74,629
Income tax expense	21,089	23,027	23,679	23,614
Net income	50,423	47,856	50,458	51,015
Preferred stock dividends	(2,639)	(2,639)	(2,639)	(2,639)
Net income available to common shareholders	$47,784	$45,217	$47,819	$48,376
Net income per common share:
Basic	$0.53	$0.50	$0.53	$0.54
Diluted	0.53	0.50	0.53	0.53

	2013
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$170,083	$170,093	$171,753	$175,711
Interest expense	24,287	23,032	21,766	21,827
Net interest income	145,796	147,061	149,987	153,884
Provision for loan and lease losses	7,500	8,500	8,500	9,000
Net gain on sale of investment securities	106	333	269	4
Impairment loss recognized in earnings	—	—	—	(7,277)
Other non-interest income	48,172	51,918	45,988	51,537
Non-interest expense	125,535	123,604	122,281	126,639
Income before income tax expense	61,039	67,208	65,463	62,509
Income tax expense	18,922	20,835	18,158	18,755
Net income	42,117	46,373	47,305	43,754
Preferred stock dividends	(2,886)	(2,639)	(2,639)	(2,639)
Net income available to common shareholders	$39,231	$43,734	$44,666	$41,115
Net income per common share:
Basic	$0.46	$0.49	$0.50	$0.46
Diluted	0.44	0.48	0.49	0.45

NOTE 24: Subsequent Event
On January 13, 2015, the Company, having previously received regulatory approval, completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A., for a cash purchase price of $50.5 million. Webster received approximately $1.4 billion in deposit liabilities and a corresponding amount of cash. The estimated fair values of identifiable intangible assets acquired, as well as any goodwill to be recognized, are presently being evaluated and are yet to be determined.

Cash and due from banks	1,400,000

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
Internal Control Over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2014.
Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2014. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.
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
Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2014.
The independent registered public accounting firm of KPMG LLP, as auditor of Webster’s financial statements, has issued an opinion on Webster’s internal control over financial reporting as of December 31, 2014.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Webster Financial Corporation:
We have audited Webster Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Webster Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Webster Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Webster Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2015

ITEM 9B. OTHER INFORMATION
The annual meeting of shareholders will be held on Thursday, April 23, 2015 at 4:00 P.M. at the Webster Bank Resource Center, 436 Slater Road, New Britain, Connecticut.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information for Webster’s executive officers, each of whom is appointed to serve for a one-year period.

Name	Age at December 31, 2014	Positions Held
James C. Smith	65	Chairman, Chief Executive Officer and Director
Joseph J. Savage	62	President and Director of Webster Bank
Glenn I. MacInnes	53	Executive Vice President and Chief Financial Officer
Daniel H. Bley	46	Executive Vice President and Chief Risk Officer
John R. Ciulla	49	Executive Vice President, Commercial Banking
Colin D. Eccles	56	Executive Vice President and Chief Information Officer
Daniel M. FitzPatrick	56	Executive Vice President, Private Banking
Bernard M. Garrigues	56	Executive Vice President and Chief Human Resources Officer
Nitin J. Mhatre	44	Executive Vice President, Community Banking
Dawn C. Morris	47	Executive Vice President and Chief Marketing Officer
Charles L. Wilkins	53	Executive Vice President, HSA Bank
Harriet Munrett Wolfe	61	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	52	Senior Vice President and Chief Accounting Officer
Information concerning the principal occupation of these executive officers of Webster Financial Corporation and Webster Bank during at least the last five years is set forth below.
James C. Smith is Chairman and Chief Executive Officer of Webster Financial Corporation and Webster Bank. Mr. Smith joined Webster Bank in 1975 and was appointed CEO of the bank and the holding company in 1987 and Chairman in 1995. He was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of the holding company at its inception in 1986. He served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith is past member of the board of directors of the American Bankers Association and served until recently as co-chairman of the ABA’s American Bankers Council for midsize banks. He is actively involved in the Midsize Banks Coalition of America. He is a past member of the board of directors of the Financial Services Roundtable. He served on the board of directors of the Federal Reserve Bank of Boston and on the board of directors of the Federal Home Loan Bank of Boston. He is a past member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors. Mr. Smith served on the executive committee of the Connecticut Bankers Association. He is actively engaged in community service and serves on the board of Saint Mary’s Health System in Waterbury, Connecticut.
Joseph J. Savage is President of Webster Bank and Webster Financial Corporation. He joined Webster in April 2002 as Executive Vice President, Commercial Banking and was promoted to President of Webster Bank and elected to the board of directors of Webster Bank in January of 2014. Prior to this, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. Mr. Savage serves as a director of the MetroHartford Alliance and the Travelers Championship Committee. He serves on the board of the Bushnell and CBA. He was also the chair of the 2013-14 United Way Campaign for United Way of Central and Northeastern Connecticut.
Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster Bank and Webster Financial Corporation. He joined Webster in 2011. Prior to that, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.

Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster Bank and Webster Financial Corporation since 2010. Prior to joining Webster, Mr. Bley worked at ABN Amro and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of the Financial Institutions Credit Group and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management at ABN Amro North America. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Western Connecticut.
John R. Ciulla is Executive Vice President, Commercial Banking of Webster Bank and Webster Financial Corporation. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the company, including chief credit risk officer and senior vice president, commercial banking, where he was responsible for several business units. He was promoted from executive vice president and head of Middle market banking to lead Commercial Banking in January 2014. Prior to joining Webster, Mr. Ciulla was managing director of The Bank of New York, where he worked from 1997 to 2004. He practiced law in New York as an associate with McDermott Will & Emery from 1996 to 1997 and with Hughes Hubbard & Reed from 1994 to 1996. He serves on the boards of the Connecticut Business & Industry Association and the Stamford Partnership.
Colin D. Eccles is Executive Vice President and Chief Information Officer of Webster Bank and Webster Financial Corporation. He joined Webster in January of 2013. Prior to this, Mr. Eccles served as CIO for Umpqua Holdings in Portland, Ore. A native of South Africa, he worked for the First National Bank of South Africa before joining Hogan System in Dallas, Texas. He also worked for Washington Mutual Bank and was the CIO for the Retail Bank prior to joining Umpqua holdings.
Daniel M. FitzPatrick is Executive Vice President, Private Banking of Webster Financial Corporation and Webster Bank. He joined Webster in October 2012. Prior to this, Mr. FitzPatrick was Regional Managing Director for the BNY Mellon Wealth Management business in Fairfield and Westchester counties. Before that, he held the positions of Managing Director, Goldman Sachs and CEO at The Goldman Sachs Trust Company, N.A.; Managing Director at Citigroup and CEO of its Citi Trust division; Managing Director of Samoset Capital Group LLC and CEO of Samoset Financial Services LLC; and Managing Director and head of Fiduciary Management at J.P. Morgan. Prior to that, he practiced law as an attorney at Davis Polk & Wardwell. Mr. FitzPatrick serves as a Board Member for Greenwich Emergency Medical Services, Inc.
Bernard M. Garrigues is Executive Vice President and Chief Human Resources Officer of Webster Financial Corporation and Webster Bank. Mr. Garrigues joined Webster in 2014. Prior to that, Mr. Garrigues was with TIMEX Group in Middlebury, Connecticut, where he was the Chief Human Resources Officer providing comprehensive global HR responsibility for several thousand employees in 22 countries. Earlier in his career, he worked 21 years for General Electric, where he served in senior HR leadership roles with a number of GE businesses, including commercial finance, capital real estate, healthcare, and capital IT solutions in both the United States and Europe. Mr. Garrigues is Six Sigma, Greenbelt certified, a published author, and a seasoned guest lecturer.
Nitin J. Mhatre is Executive Vice President, Community Banking of Webster Financial Corporation and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August of 2013. Prior to this, Mr. Mhatre worked at Citigroup in St. Louis, Missouri and Stamford, Connecticut in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Prior to that, he was Director, Cards Cross-Sell and Portfolio Management for CitiMortgage based in St. Louis, Missouri, Marketing Director for Citibank Guam, Product management head for Mass affluent & Diners Club Cards for Citibank, India based in Chennai, India and Cards Sales Manager for Citibank India based in Mumbai, India. Mr. Mhatre is a board member of Consumer Bankers Association headquartered in Washington, D.C. and also serves on the board of Junior Achievement of Southwest New England.
Dawn C. Morris is Executive Vice President, Chief Marketing Officer of Webster Financial Corporation and Webster Bank. She joined Webster in 2014. Prior to that, Ms. Morris was with Citizens Bank in Dedham, Mass., where she served in a variety of roles, including head of customer segment management, product and segment marketing, and business banking product management. Earlier in her career, Ms. Morris worked in a number of business line and marketing roles at RBC Bank in North Carolina. Ms. Morris serves on the boards of Marketing EDGE and the Girl Scouts of Eastern Massachusetts. She is also co-chair with Connecticut Governor Dannel Malloy of the Governor’s Prevention Partnership.
Charles L. Wilkins is Executive Vice President, and Head of HSA Bank for Webster Financial Corporation and Webster Bank. He joined Webster in 2014, bringing more than 25 years of banking and health insurance industry experience. He was most recently president of his own consulting practice specializing in healthcare and financial services. Prior to that, Mr. Wilkins was general manager and chief executive officer of OptumHealth Financial Services, a division of UnitedHealth Group in Minnesota. He is an active volunteer with the United Way, Special Olympics, and Crossroad Career Network.

Harriet Munrett Wolfe is Executive Vice President, General Counsel and Corporate Secretary of Webster Financial Corporation and Webster Bank. She joined Webster in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997, and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. From November 1990 to January 1996, she was Vice President and Senior Counsel of Shawmut Bank Connecticut, N.A., in Hartford, Connecticut. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation’s Executive Committee, Audit Committee, and Chair of the Real Estate Committee.
Gregory S. Madar is Senior Vice President and Chief Accounting Officer of Webster Financial Corporation and Webster Bank. He was promoted to this position in February 2011 and previously served as Senior Vice President and Controller of Webster and Webster Bank since February 2002, and has been employed by Webster since January 3, 1995. Mr. Madar is a Certified Public Accountant and previously worked for KPMG LLP.
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
You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster's Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Company's 2015 Proxy Statement (Schedule 14A) under the sections captioned “Compensation Discussion and Analysis” and “Compensation of Directors”, and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2014, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders. Additional information is presented in Note 19 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements included elsewhere within this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	1,900,144	$24.95	1,957,089
Plans not approved by shareholders	—	—	—
Total	1,900,144	$24.95	1,957,089
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)	Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this report.
(2)
Consolidated Financial Statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8.

(3)	The exhibits to this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Gregory S. Madar	Senior Vice President – Chief Accounting Officer
Gregory S. Madar	(Principal Accounting Officer)

/s/ William L. Atwell	Director
William L. Atwell

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ John J. Crawford	Director
John J. Crawford

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3	Certificate of Incorporation and Bylaws.
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

4.5	Warrant to purchase shares of Corporation common stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference).
4.6
Deposit Agreement, dated as of December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts described therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2012 and incorporated herein by reference).

4.7
Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2014, and incorporated herein by reference).

4.8
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

10.6
Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference).

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
10.10
Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and James C. Smith, Glenn I. MacInnes and Joseph J. Savage (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.11
Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.12
Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 28, 2014 and incorporated herein by reference).

10.13
Form of Non-Competition Agreement, effective as of December 31, 2012, between Webster Financial Corporation and each of James C. Smith, Glenn I. MacInnes and Joseph J. Savage (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2012 and incorporated herein by reference).

10.14
Letter Agreement, dated as of November 21, 2008, between Webster Financial Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement - Standard Terms attached thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 24, 2008 and incorporated herein by reference).

10.15	Description of Arrangement for Directors Fees.
10.16
Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Jennifer Buchholz, Michelle M. Crecca, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.17
Non-Solicitation Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 28, 2014 and incorporated herein by reference).

10.18
Change in Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC on May 7, 2014 and incorporated herein by reference).

10.19
Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC on May 7, 2014 and incorporated herein by reference).

10.20
Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the SEC on August 6, 2014 and incorporated herein by reference).

10.21
Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the SEC on August 6, 2014 and incorporated herein by reference).

10.22	Non-Competition Agreement, dated as of November 13, 2014, between Webster Bank, N.A., acting through its division, HSA Bank, and Charles L. Wilkins.

Exhibit No.	Exhibit Description
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Note:	Exhibit numbers 10.1 – 10.13 and 10.15 – 10.22 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.