Form 10-Q
period 2015-03-31
WEBSTER FINANCIAL CORP
filed 2015-05-08
CIK 801337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2015 was 90,781,009.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$233,970	$261,544
Interest-bearing deposits	119,297	132,695
Securities available-for-sale, at fair value	2,968,109	2,793,873
Securities held-to-maturity (fair value of $4,022,981 and $3,948,706)	3,923,189	3,872,955
Federal Home Loan Bank and Federal Reserve Bank stock	193,290	193,290
Loans held for sale	45,866	67,952
Loans and leases	14,270,226	13,900,025
Allowance for loan and lease losses	(161,970)	(159,264)
Loans and leases, net	14,108,256	13,740,761
Deferred tax asset, net	61,136	73,873
Premises and equipment, net	123,548	121,933
Goodwill	538,373	529,887
Other intangible assets, net	44,378	2,666
Cash surrender value of life insurance policies	443,225	440,073
Accrued interest receivable and other assets	304,051	301,670
Total assets	$23,106,688	$22,533,172
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,450,316	$3,598,872
Interest-bearing	14,095,334	12,052,733
Total deposits	17,545,650	15,651,605
Securities sold under agreements to repurchase and other borrowings	1,083,877	1,250,756
Federal Home Loan Bank advances	1,584,357	2,859,431
Long-term debt	226,267	226,237
Accrued expenses and other liabilities	310,962	222,328
Total liabilities	20,751,113	20,210,357
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding - 28,939 shares	28,939	28,939
Series E issued and outstanding - 5,060 shares	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued - 93,644,633 and 93,623,090 shares	936	936
Paid-in capital	1,128,897	1,127,534
Retained earnings	1,230,816	1,202,251
Treasury stock, at cost (3,147,804 and 3,241,555 shares)	(106,633)	(103,294)
Accumulated other comprehensive loss	(50,090)	(56,261)
Total shareholders' equity	2,355,575	2,322,815
Total liabilities and shareholders' equity	$23,106,688	$22,533,172
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2015	2014
Interest Income:
Interest and fees on loans and leases	$130,723	$124,010
Taxable interest and dividends on securities	47,652	48,841
Non-taxable interest on securities	4,027	4,751
Loans held for sale	510	177
Total interest income	182,912	177,779
Interest Expense:
Deposits	11,542	10,644
Securities sold under agreements to repurchase and other borrowings	4,387	5,205
Federal Home Loan Bank advances	4,821	3,847
Long-term debt	2,398	2,782
Total interest expense	23,148	22,478
Net interest income	159,764	155,301
Provision for loan and lease losses	9,750	9,000
Net interest income after provision for loan and lease losses	150,014	146,301
Non-interest Income:
Deposit service fees	32,625	24,712
Loan related fees	5,679	4,482
Wealth and investment services	7,889	8,838
Mortgage banking activities	1,561	775
Increase in cash surrender value of life insurance policies	3,152	3,258
Net gain on sale of investment securities	43	4,336
Impairment loss recognized in earnings	—	(88)
Other income	6,941	3,515
Total non-interest income	57,890	49,828
Non-interest Expense:
Compensation and benefits	70,864	66,371
Occupancy	13,596	12,759
Technology and equipment	19,248	15,010
Intangible assets amortization	1,288	1,168
Marketing	4,176	3,180
Professional and outside services	2,453	2,702
Deposit insurance	6,241	5,311
Other expense	16,224	17,962
Total non-interest expense	134,090	124,463
Income before income tax expense	73,814	71,666
Income tax expense	24,092	21,237
Net income	49,722	50,429
Preferred stock dividends	(2,639)	(2,639)
Net income available to common shareholders	$47,083	$47,790

Net income per common share:

Basic	$0.52	$0.53
Diluted	0.52	0.53
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
Net income	$49,722	$50,429
Other comprehensive income (loss), net of taxes:
Total available-for-sale and transferred securities	6,967	8,122
Total derivative instruments	(1,770)	(3,726)
Total defined benefit pension and other postretirement benefit plans	974	462
Other comprehensive income, net of tax	6,171	4,858
Comprehensive income	$55,893	$55,287
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	49,722	—	—	49,722
Other comprehensive income, net of taxes	—	—	—	—	—	6,171	6,171
Dividends on common stock and dividend equivalents declared $0.20 per share	—	—	25	(18,161)	—	—	(18,136)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Stock-based compensation, net of tax impact	—	—	1,471	(357)	2,271	—	3,385
Exercise of stock options	—	—	(133)	—	394	—	261
Shares acquired related to employee share-based compensation plans	—	—	—	—	(3,379)	—	(3,379)
Common stock repurchased	—	—	—	—	(2,625)	—	(2,625)
Balance at March 31, 2015	$151,649	$936	$1,128,897	$1,230,816	$(106,633)	$(50,090)	$2,355,575

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Cumulative effect of change in accounting principle	—	—	—	160	—	—	160
Net income	—	—	—	50,429	—	—	50,429
Other comprehensive income, net of taxes	—	—	—	—	—	4,858	4,858
Dividends on common stock and dividend equivalents declared $0.15 per share	—	—	10	(13,546)	—	—	(13,536)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Common stock issued	—	—	198	—	—	—	198
Stock-based compensation, net of tax impact	—	—	1,083	(638)	2,857	—	3,302
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,098)	—	(2,098)
Common stock repurchased	—	—	—	—	(10,067)	—	(10,067)
Balance at March 31, 2014	$151,649	$934	$1,126,875	$1,114,254	$(110,226)	$(43,691)	$2,239,795
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
Operating Activities:
Net income	$49,722	$50,429
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,750	9,000
Deferred tax expense	10,138	7,423
Depreciation and amortization	8,099	8,418
Amortization of earning assets and funding premium/discount, net	12,955	11,606
Stock-based compensation	2,282	2,773
Loss (gain) on sale, net of write-down, on foreclosed and repossessed assets	536	(260)
(Gain) loss on sale, net of write-down, on premises and equipment	(373)	58
Impairment loss recognized in earnings	—	88
Net gain on the sale of investment securities	(43)	(4,336)
Increase in cash surrender value of life insurance policies	(3,152)	(3,258)
Gain from life insurance policies	(220)	—
Gain, net on sale of loans held for sale	(1,561)	(775)
Proceeds from sale of loans held for sale	76,895	65,643
Origination of loans held for sale	(86,882)	(58,560)
Net increase in accrued interest receivable and other assets	(33,912)	(16,397)
Net increase (decrease) in accrued expenses and other liabilities	14,552	(8,564)
Net cash provided by operating activities	58,786	63,288
Investing Activities:
Net decrease (increase) in interest-bearing deposits	13,398	(6,219)
Purchases of available for sale securities	(236,668)	(9,908)
Proceeds from maturities and principal payments of available for sale securities	137,874	96,983
Proceeds from sales of available for sale securities	27,859	21,695
Purchases of held-to-maturity securities	(201,182)	(225,839)
Proceeds from maturities and principal payments of held-to-maturity securities	143,891	131,364
Net purchase of Federal Home Loan Bank stock	—	(7,255)
Net increase in loans	(380,155)	(304,401)
Proceeds from loans not originated for sale	32,915	—
Proceeds from life insurance policies	3,912	—
Proceeds from the sale of foreclosed and repossessed assets	3,399	2,824
Proceeds from the sale of premises and equipment	650	—
Purchases of premises and equipment	(8,437)	(7,970)
Acquisition of business, net of cash acquired	1,396,414	—
Net cash provided by (used for) investing activities	933,870	(308,726)
Financing Activities:
Net increase in deposits	447,021	185,238
Proceeds from Federal Home Loan Bank advances	2,800,000	1,401,234
Repayments of Federal Home Loan Bank advances	(4,075,070)	(1,250,043)
Net decrease in securities sold under agreements to repurchase and other borrowings	(166,879)	(183,780)
Issuance of long-term debt	—	150,000
Debt issuance costs	—	(1,349)
Dividends paid to common shareholders	(18,029)	(13,493)
Dividends paid to preferred shareholders	(2,639)	(2,639)
Exercise of stock options	261	—
Excess tax benefits from stock-based compensation	1,109	507
Common stock issued	—	198
Common stock repurchased	(2,625)	(10,067)
Shares acquired related to employee share-based compensation plans	(3,379)	(2,098)
Net cash (used for) provided by financing activities	(1,020,230)	273,708
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2015	2014
Net (decrease) increase in cash and due from banks	(27,574)	28,270
Cash and due from banks at beginning of period	261,544	223,616
Cash and due from banks at end of period	$233,970	$251,886

Supplemental disclosure of cash flow information:
Interest paid	$25,695	$19,419
Income taxes paid	12,009	9,764
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$2,722	$1,661
Deposits assumed in business acquisition	1,446,899	—
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At March 31, 2015, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York, N.Y. to Boston, Mass. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, telephone banking, mobile banking, and its Internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending across the Northeast. Webster Bank offers, through its HSA Bank division, health savings accounts on a nationwide basis.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect the Condensed Consolidated Financial Statements conform with U.S. Generally Accepted Accounting Principles ("GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2015.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as income and expense during the period. Actual results could differ from those estimates. Operating results for the interim period disclosed herein are not necessarily indicative of the results that may be expected for the full year or any future period.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on net income, comprehensive income, total assets, total liabilities, total stockholders' equity, net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.
Acquisition
On January 13, 2015 (the "acquisition date”), the Company completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. The results of the acquisition have been included in the financial statements from the acquisition date. See Note 2 - Acquisition and Note 6 - Goodwill and Other Intangible Assets for further information.
Modifications to Significant Accounting Policies
Non-accrual loans. Effective during the first quarter of 2015, residential loans that are more than 90 days past due, fully insured against loss, and in the process of collection, remain accruing loans and are reported as 90 days or more past due and accruing. Previously, these loans were placed on non-accrual when payments were 90 days or more past due. For presentation purposes, previously reported amounts have been reclassified to conform to the current year presentation. The change in accounting policy did not have a material impact on the financial statements.
Other intangible assets. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives. Effective during the first quarter of 2015, core deposit intangibles resulting from the acquisition are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles existing prior to the acquisition will continue to be amortized on a straight line basis over their remaining estimated useful lives. Intangible assets relating to customer relationships are amortized on a straight line basis over their estimated useful lives.
Recently Adopted Accounting Standards Updates
ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU requires an entity to disclose information about its investments in qualified affordable housing projects and provides an accounting policy election for it to account for such investments using the proportional amortization method. Under that method, the initial cost of an investment is amortized in proportion to its tax credits and other tax benefits as a component of income tax expense or benefit. The decision to apply the proportionate amortization method is to be applied consistently to all such investments.

The Company adopted this ASU effective January 1, 2015 and retrospectively applied the effects of its accounting policy decision to use the proportional amortization method. Webster believes presenting the investment performance net of taxes as a component of income tax expense or benefit better represents the economics of such investments, and the change has no material effect on its financial statements. See the Income Taxes section of Management's Discussion and Analysis of Financial Condition and Results of Operation for information regarding the financial impact of the adopted ASU.
ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. This amendment was adopted during the first quarter of 2015 and did not have a material impact on the Company's financial statements.
ASU No. 2014-11 - Transfers and Servicing (Topic 860) - “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU requires two accounting changes: (i) repurchase-to-maturity transactions are to be accounted for as secured borrowings; and (ii) with respect to repurchase financing arrangements, accounting is required for a transfer of a financial asset contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, disclosure requirements have been expanded to include a disaggregation of collateral used for secured borrowings, and contractual maturity disclosure has been expanded to interim periods. This amendment was adopted during the first quarter of 2015 and did not have a material impact on the Company's financial statements.
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized, and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. This amendment was adopted during the first quarter of 2015 and did not have a material impact on the Company's financial statements.
Recently Issued Accounting Standards Updates
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. Subsequent to the filing of the Company's Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, the ASU's effective date was changed from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. As such, the Company revised its intended adoption date of the accounting standard from the first quarter of 2017 to the first quarter of 2018. The adoption of this amendment is not anticipated to have a material impact on the Company's financial statements.

NOTE 2: Acquisition
On January 13, 2015 (“the acquisition date”) the Bank, having previously received regulatory approval, completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. As a result of the acquisition, the Company became the leading administrator of health savings accounts in the United States. The acquisition significantly augments a source of stable, low cost, long duration deposits.
The acquisition-date fair value of the consideration transferred consisted of the following:

(In thousands)	At January 13, 2015
Cash	$50,485
Contingent consideration (1)	(5,000)
Total net consideration transferred	$45,485
(1) The contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid for account attrition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	At January 13, 2015
Cash	$1,446,898
Intangible assets	43,000
Total identifiable assets acquired	$1,489,898

Deposits	$1,446,899
Contingent liability	6,000
Total liabilities assumed	$1,452,899

Net identifiable assets acquired	$36,999
Goodwill	8,486
Net assets acquired	$45,485
The fair value of the acquired identifiable intangible assets includes a core deposit intangible and customer relationships.  The Company is in the process of completing its analysis of fair value of the assets acquired and liabilities assumed; thus, the measurements of identifiable intangible assets, goodwill and contingencies are subject to change. Refer to Note 6 - Goodwill and Other Intangible Assets for additional information relating to the initial amounts of goodwill and other intangible assets recognized.
The contingent liability represents an obligation that existed at the acquisition date. Accordingly, Webster assumed the liability as part of the transaction and has accounted for it at fair value.
Refer to Note 15 - Fair Value Measurements for additional information on the contingent liability, as well as a discussion of the inputs used to derive the fair value of the contingent consideration recorded.

Note 3 - Investment Securities
Summaries of the amortized cost, carrying value, and fair value of Webster’s investment securities are presented below:

	At March 31, 2015
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$425	$—	$—	$425	$—	$—	$425
Agency collateralized mortgage obligations (“agency CMO”)	654,911	10,580	(791)	664,700	—	—	664,700
Agency mortgage-backed securities (“agency MBS”)	1,012,462	12,093	(7,548)	1,017,007	—	—	1,017,007
Agency commercial mortgage-backed securities (“agency CMBS”)	126,439	1,263	—	127,702	—	—	127,702
Non-agency commercial mortgage-backed securities agency (“non-agency CMBS”)	544,483	18,173	(33)	562,623	—	—	562,623
Collateralized loan obligations ("CLO") (1)	441,061	1,979	(339)	442,701	—	—	442,701
Single issuer trust preferred securities	42,025	31	(3,774)	38,282	—	—	38,282
Corporate debt securities	105,905	4,179	—	110,084	—	—	110,084
Equity securities - financial institutions	3,500	1,085	—	4,585	—	—	4,585
Total available-for-sale	$2,931,211	$49,383	$(12,485)	$2,968,109	$—	$—	$2,968,109
Held-to-maturity:
Agency CMO	$414,952	$—	$—	$414,952	$8,648	$(423)	$423,177
Agency MBS	2,109,728	—	—	2,109,728	64,646	(7,001)	2,167,373
Agency CMBS	625,320	—	—	625,320	9,127	(872)	633,575
Municipal bonds and notes	404,735	—	—	404,735	13,615	(972)	417,378
Non-agency CMBS	363,319	—	—	363,319	13,092	(153)	376,258
Private Label MBS	5,135	—	—	5,135	85	—	5,220
Total held-to-maturity	$3,923,189	$—	$—	$3,923,189	$109,213	$(9,421)	$4,022,981

(1)	Amortized cost is net of $3.6 million of other-than-temporary impairments at March 31, 2015.

	At December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency CMO	543,417	8,636	(1,065)	550,988	—	—	550,988
Agency MBS	1,030,724	10,462	(12,668)	1,028,518	—	—	1,028,518
Agency CMBS	80,400	—	(134)	80,266	—	—	80,266
Non-agency CMBS	534,631	18,885	(123)	553,393	—	—	553,393
CLO (1)	426,269	482	(1,017)	425,734	—	—	425,734
Single issuer trust preferred securities	41,981	—	(3,736)	38,245	—	—	38,245
Corporate debt securities	106,520	3,781	—	110,301	—	—	110,301
Equity securities - financial institutions	3,500	2,403	—	5,903	—	—	5,903
Total available-for-sale	$2,767,967	$44,649	$(18,743)	$2,793,873	$—	$—	$2,793,873
Held-to-maturity:
Agency CMO	$442,129	$—	$—	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,134,319	—	—	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	578,687	—	—	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	373,211	—	—	373,211	15,138	(55)	388,294
Non-agency CMBS	338,723	—	—	338,723	9,428	(1,015)	347,136
Private Label MBS	5,886	—	—	5,886	100	—	5,986
Total held-to-maturity	$3,872,955	$—	$—	$3,872,955	$90,043	$(14,292)	$3,948,706

(1)	Amortized cost is net of $3.7 million of other-than-temporary impairments at December 31, 2014.
Contractual Maturities
The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,465	$25,567	$805	$808
Due after one year through five years	120,864	124,974	54,040	56,105
Due after five through ten years	395,985	397,416	74,404	77,194
Due after ten years	2,385,397	2,415,567	3,793,940	3,888,874
Total debt securities	$2,927,711	$2,963,524	$3,923,189	$4,022,981
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At March 31, 2015, the Company had a carrying value of $908.6 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which is impacted by prepayment assumptions.
Securities with a carrying value totaling $2.9 billion at March 31, 2015 and December 31, 2014, were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law. At March 31, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

Gross Unrealized Losses and Fair Value
The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$43,228	$(264)	$31,579	$(527)	5	$74,807	$(791)
Agency MBS	187,105	(889)	404,414	(6,659)	60	591,519	(7,548)
Agency CMBS	—	—	—	—	—	—	—
Non-agency CMBS	48,214	(20)	9,387	(13)	6	57,601	(33)
CLO	30,760	(339)	—	—	2	30,760	(339)
Single issuer trust preferred securities	—	—	34,057	(3,774)	7	34,057	(3,774)
Total available-for-sale in an unrealized loss position	$309,307	$(1,512)	$479,437	$(10,973)	80	$788,744	$(12,485)
Held-to-maturity:
Agency CMO	$8,856	$(53)	$24,116	$(370)	3	$32,972	$(423)
Agency MBS	151,582	(769)	529,147	(6,232)	47	680,729	(7,001)
Agency CMBS	22,325	(872)	—	—	1	22,325	(872)
Municipal bonds and notes	46,405	(944)	3,076	(28)	37	49,481	(972)
Non-agency CMBS	5,273	(33)	30,849	(120)	3	36,122	(153)
Total held-to-maturity in an unrealized loss position	$234,441	$(2,671)	$587,188	$(6,750)	91	$821,629	$(9,421)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$47,217	$(240)	$35,968	$(825)	8	$83,185	$(1,065)
Agency MBS	3,691	(18)	641,355	(12,650)	64	645,046	(12,668)
Agency CMBS	80,266	(134)	—	—	4	80,266	(134)
Non-agency CMBS	24,932	(117)	9,396	(6)	4	34,328	(123)
CLO	99,221	(1,017)	—	—	6	99,221	(1,017)
Single issuer trust preferred securities	4,150	(36)	34,095	(3,700)	8	38,245	(3,736)
Total available-for-sale in an unrealized loss position	$259,477	$(1,562)	$720,814	$(17,181)	94	$980,291	$(18,743)
Held-to-maturity:
Agency CMO	$52,172	$(187)	$24,942	$(552)	6	$77,114	$(739)
Agency MBS	20,791	(86)	608,568	(11,254)	44	629,359	(11,340)
Agency CMBS	324,394	(1,143)	—	—	17	324,394	(1,143)
Municipal bonds and notes	5,341	(23)	3,074	(32)	15	8,415	(55)
Non-agency CMBS	13,003	(30)	65,913	(985)	7	78,916	(1,015)
Total held-to-maturity in an unrealized loss position	$415,701	$(1,469)	$702,497	$(12,823)	89	$1,118,198	$(14,292)

Available-for-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were other-than-temporarily impaired at March 31, 2015. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost.
Agency CMO. There were unrealized losses of $0.8 million on the Company’s investment in agency CMO at March 31, 2015 compared to $1.1 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2015 compared to December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Agency MBS. There were unrealized losses of $7.5 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2015 compared to $12.7 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
CLO. There were unrealized losses of $0.3 million on the Company’s investment in Volcker compliant collateralized loan obligations at March 31, 2015 compared to $1.0 million of unrealized losses at December 31, 2014. The unrealized losses decreased due to tighter CLO spreads during the period. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015. The Company continues to recognize the full write-down of CLO positions to market value if they meet the definition of a Covered Fund under the Volcker Rule effective December 10, 2013.
Single issuer trust preferred securities. There were unrealized losses of $3.8 million on the Company's investment in single issuer trust preferred securities at March 31, 2015 compared to $3.7 million at December 31, 2014. Unrealized losses increased due to higher market spreads for the asset class which resulted in lower security prices at March 31, 2015 compared to December 31, 2014. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Held-to-Maturity Impairment Analysis
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at March 31, 2015. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMO. There were unrealized losses of $0.4 million on the Company’s investment in agency CMO at March 31, 2015 compared to $0.7 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices on CMO positions purchased during the quarter. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Agency MBS. There were unrealized losses of $7.0 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2015 compared to $11.3 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Agency CMBS. There were unrealized losses of $0.9 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at March 31, 2015 compared to $1.1 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2015 compared to December 31, 2014. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Municipal bonds and notes. There were unrealized losses of $1.0 million on the Company’s investment in municipal bonds and notes at March 31, 2015 compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices on new purchases since December 31, 2014. The municipal portfolio is primarily comprised of bank qualified bonds, over 99.4% with credit ratings of A or better. In addition, the portfolio is comprised of 89.7% general obligation bonds, 9.8% revenue bonds, and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Non-agency CMBS. There were unrealized losses of $0.2 million on the Company’s investment in non-agency commercial mortgage-backed securities issued by entities other than government agencies at March 31, 2015 compared to $1.0 million unrealized losses at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2015 compared to December 31, 2014. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.
Other-Than-Temporary Impairment ("OTTI")
There were no additions to OTTI for the three months ended March 31, 2015 and additions of $0.1 million for the three months ended March 31, 2014. The cumulative OTTI related to previously impaired securities at the beginning of each period was reduced due to the call of one CLO during the first quarter of 2015 and the sale of four trust preferred securities during the first quarter of 2014. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.
The following is a roll forward of the amount of OTTI related to debt securities:

	Three months ended March 31,
(In thousands)	2015	2014
Balance of OTTI, beginning of period	$3,696	$16,633
Reduction for securities sold, called	(99)	(7,056)
Additions for OTTI not previously recognized	—	88
Balance of OTTI, end of period	$3,597	$9,665
Realized Gains and Losses
The following table summarizes proceeds from available-for-sale securities, the gross realized gains and losses from those sales, and the impact of the recognition of other-than-temporary impairments for the periods presented:

	Three months ended March 31,
(In thousands)	2015	2014
Proceeds from sales	$27,859	$21,695

Gross realized gains	$43	$4,336
OTTI write-down	—	(88)
Net realized gains from investment securities	$43	$4,248

Note 4 - Loans and Leases
Recorded Investment in Loans and Leases. The following tables summarize the recorded investment in loans and leases by portfolio segment:

	At March 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$140,815	$50,834	$49,619	$73,972	$631	$315,871
Collectively evaluated for impairment	3,464,162	2,526,616	3,862,095	3,597,297	543,005	13,993,175
Recorded investment in loans and leases	3,604,977	2,577,450	3,911,714	3,671,269	543,636	14,309,046
Less: Accrued interest	10,705	8,013	11,904	8,198	—	38,820
Loans and leases	$3,594,272	$2,569,437	$3,899,810	$3,663,071	$543,636	$14,270,226

	At December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,435	$50,374	$36,454	$103,045	$632	$332,940
Collectively evaluated for impairment	3,377,196	2,507,060	3,723,991	3,460,116	537,119	13,605,482
Recorded investment in loans and leases	3,519,631	2,557,434	3,760,445	3,563,161	537,751	13,938,422
Less: Accrued interest	10,456	8,033	11,175	8,733	—	38,397
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both March 31, 2015 and December 31, 2014.

(2)	Loans and leases include net deferred fees and unamortized premiums of $12.1 million and $10.6 million at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015, the Company had pledged $6.2 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging. The following tables summarize the aging of the recorded investment in loans and leases by portfolio class:

	At March 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$9,631	$4,514	$1,895	$61,371	$77,411	$3,527,566	$3,604,977
Consumer:
Home equity	12,001	7,658	—	37,617	57,276	2,408,439	2,465,715
Other consumer	587	343	—	267	1,197	110,538	111,735
Commercial:
Commercial non-mortgage	3,121	950	273	26,974	31,318	3,161,881	3,193,199
Asset-based	—	—	—	—	—	718,515	718,515
Commercial real estate:
Commercial real estate	3,199	805	42	22,183	26,229	3,398,306	3,424,535
Commercial construction	—	—	—	3,651	3,651	243,083	246,734
Equipment financing	729	60	—	285	1,074	542,562	543,636
Total	$29,268	$14,330	$2,210	$152,348	$198,156	$14,110,890	$14,309,046

	At December 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	> 90 Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential (1), (2)	$11,521	$5,931	$2,039	$64,117	$83,608	$3,436,023	$3,519,631
Consumer:
Home equity (1)	11,516	5,161	—	40,025	56,702	2,424,584	2,481,286
Other consumer	720	425	—	281	1,426	74,722	76,148
Commercial:
Commercial non-mortgage	1,971	156	50	6,449	8,626	3,088,656	3,097,282
Asset-based	—	—	—	—	—	663,163	663,163
Commercial real estate:
Commercial real estate	2,348	397	—	15,038	17,783	3,310,765	3,328,548
Commercial construction	—	—	—	3,659	3,659	230,954	234,613
Equipment financing	551	150	—	578	1,279	536,472	537,751
Total	$28,627	$12,220	$2,089	$130,147	$173,083	$13,765,339	$13,938,422

(1)
A total of $17.6 million aggregate principal amount of residential and consumer loans was reclassified from non-accrual to accrual status as a result of updated regulatory guidance issued in the first quarter of 2014.

(2)
For the year ended 2014, US Government secured loans of $2.0 million were reclassified from non-accrual to over 90 days and accruing due to a policy change effective in the first quarter of 2015. See Note 1 - Summary of Significant Accounting Policies.

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2015 and 2014, had the loans and leases been current in accordance with their original terms, totaled $2.8 million and $3.5 million, respectively.
Allowance for Loan and Lease Losses. The following tables summarize the ALLL by portfolio segment:

	At or for the three months ended March 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	4,144	2,232	2,754	1,398	(778)	9,750
Losses charged off	(1,955)	(4,296)	(255)	(3,153)	(15)	(9,674)
Recoveries	108	1,162	1,015	202	143	2,630
Balance, end of period	$27,749	$42,616	$55,628	$30,549	$5,428	$161,970
Individually evaluated for impairment	$14,350	$4,255	$4,939	$3,668	$28	$27,240
Collectively evaluated for impairment	$13,399	$38,361	$50,689	$26,881	$5,400	$134,730

	At or for the three months ended March 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$23,027	$41,951	$51,001	$32,408	$4,186	$152,573
Provision (benefit) charged to expense	(542)	(903)	7,975	3,287	(817)	9,000
Losses charged off	(1,158)	(4,886)	(3,148)	(2,405)	—	(11,597)
Recoveries	260	1,113	973	479	799	3,624
Balance, end of period	$21,587	$37,275	$56,801	$33,769	$4,168	$153,600
Individually evaluated for impairment	$10,993	$4,109	$989	$4,013	$—	$20,104
Collectively evaluated for impairment	$10,594	$33,166	$55,812	$29,756	$4,168	$133,496

Impaired Loans and Leases. The following tables summarize impaired loans and leases by portfolio class:

	At March 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:	$154,795	$140,815	$23,494	$117,321	$14,350
Consumer:
Home equity	57,403	50,834	26,827	24,007	4,255
Commercial:
Commercial non-mortgage	54,277	49,619	23,986	25,633	4,939
Commercial real estate:
Commercial real estate	73,371	67,114	34,466	32,648	3,658
Commercial construction	7,172	6,164	5,951	213	10
Equipment financing	629	631	—	631	28
Totals:
Residential	154,795	140,815	23,494	117,321	14,350
Consumer	57,403	50,834	26,827	24,007	4,255
Commercial	54,277	49,619	23,986	25,633	4,939
Commercial real estate	80,543	73,278	40,417	32,861	3,668
Equipment financing	629	631	—	631	28
Total	$347,647	$315,177	$114,724	$200,453	$27,240

	At December 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:	$157,152	$142,435	$24,388	$118,047	$12,094
Consumer:
Home equity	60,424	50,374	26,464	23,910	4,237
Commercial:
Commercial non-mortgage	41,019	36,454	16,064	20,390	2,710
Commercial real estate:
Commercial real estate	99,687	96,160	40,575	55,585	6,222
Commercial construction	7,218	6,177	5,956	221	10
Equipment financing	629	632	—	632	28
Totals:
Residential	157,152	142,435	24,388	118,047	12,094
Consumer	60,424	50,374	26,464	23,910	4,237
Commercial	41,019	36,454	16,064	20,390	2,710
Commercial real estate	106,905	102,337	46,531	55,806	6,232
Equipment financing	629	632	—	632	28
Total	$366,129	$332,232	$113,447	$218,785	$25,301

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases by portfolio class:

	March 31, 2015	Three months ended March 31, 2015		March 31, 2014	Three months ended March 31, 2014
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$141,625	$1,059	$256	$142,768	$1,192	$324
Consumer:
Home equity	50,604	361	282	52,269	370	324
Commercial:
Commercial non-mortgage	43,037	427	—	50,179	628	—
Commercial real estate:
Commercial real estate	81,637	530	—	91,730	801	—
Commercial construction	6,171	33	—	10,393	82	—
Equipment financing	632	11	—	197	3	—
Totals:
Residential	141,625	1,059	256	142,768	1,192	324
Consumer	50,604	361	282	52,269	370	324
Commercial	43,037	427	—	50,179	628	—
Commercial real estate	87,808	563	—	102,123	883	—
Equipment financing	632	11	—	197	3	—
Total	$323,706	$2,421	$538	$347,536	$3,076	$648
Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile (“CCRP”). The credit risk grade system categorizes borrowers by common financial profiles that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlooks, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information at least annually for all pass rated loans to assess the accuracy of the risk grade. All criticized loans undergo frequent review and enhanced monitoring of the underlying borrower.
A “Special Mention” (7) credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. “Substandard” (8) assets have a well-defined weakness that jeopardizes the full repayment of the debt. An asset rated “Doubtful” (9) has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as “Loss” (10) in accordance with regulatory guidelines are considered uncollectible and charged off.
The recorded investment in commercial loans, commercial real estate loans, and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2015	At December 31, 2014	At March 31, 2015	At December 31, 2014	At March 31, 2015	At December 31, 2014
(1) - (6) Pass	$3,677,136	$3,555,559	$3,546,467	$3,416,214	$524,907	$516,115
(7) Special Mention	100,320	89,064	29,187	33,580	4,039	4,364
(8) Substandard	134,094	115,653	95,157	112,874	14,690	17,272
(9) Doubtful	164	169	458	493	—	—
(10) Loss	—	—	—	—	—	—
Total	$3,911,714	$3,760,445	$3,671,269	$3,563,161	$543,636	$537,751

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
Troubled Debt Restructurings ("TDRs"). The following table summarizes information for TDRs:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Recorded investment of TDRs:
Accrual status (1)	$201,175	$243,231
Non-accrual status (1)	92,788	76,939
Total recorded investment of TDRs	$293,963	$320,170
Accruing TDRs performing under modified terms more than one year	66.1%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$22,539	$23,785
Additional funds committed to borrowers in TDR status	555	552

(1)	A total of $17.6 million residential and consumer loans was reclassified from non-accrual to accrual status as a result of updated regulatory guidance issued in the first quarter of 2014.
In the three months ended March 31, 2015 and 2014, Webster charged off $3.9 million and $6.2 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on how loans and leases were modified as TDRs:

	Three months ended March 31,
	2015		2014
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	9	$1,345	6	$706
Adjusted Interest Rates	—	—	1	227
Combination Rate and Maturity	10	1,668	8	2,589
Other	3	536	11	2,077
Consumer:
Extended Maturity	4	499	9	470
Adjusted Interest Rates	—	—	1	51
Combination Rate and Maturity	8	444	4	255
Other	21	1,332	27	1,444
Commercial:
Extended Maturity	1	33	2	54
Adjusted Interest Rates	—	—	—	—
Combination Rate and Maturity	2	132	6	241
Other	—	—	1	150
TOTAL TDRs	58	$5,989	76	$8,264
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

The Company's loan and lease portfolio at March 31, 2015 included loans with A-Note/B-Note ("A/B Notes") structures that were restructured into A/B Notes as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended March 31,
	2015		2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential:
1-4 family	3	$642	6	$645
Consumer:
Home equity	2	251	3	190
Commercial:
Commercial non-mortgage	2	6,317	1	76
Commercial real estate:
Commercial real estate	1	10,930	—	—
Total	8	$18,140	10	$911
The recorded investment in commercial, commercial real estate, and equipment financing TDRs segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2015	At December 31, 2014
(1) - (6) Pass	$32,714	$40,943
(7) Special Mention	8,242	8,304
(8) Substandard	61,016	77,771
(9) Doubtful	342	343
(10) Loss	—	—
Total	$102,314	$127,361

NOTE 5: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loans primarily sold to government-sponsored enterprises through established programs, commercial loans sold through participation agreements, and other individual or portfolio loans and securities. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. For loans sold through participation agreements, the terms of the loan participation agreement and whether they meet the definition of a participating interest, and thus qualify for derecognition, are also taken into consideration.
With the exception of servicing rights, the Company’s continuing involvement with financial assets sold is minimal and limited to customary market representations and warranties covering certain characteristics of the mortgage loans sold and the Company's origination process. Under the performance-based guarantees in the sale agreements, the Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale. The gain or loss on loans sold depends on the carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets and is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.

A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects management’s monthly evaluation of the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2015	2014
Beginning balance	$1,059	$2,254
Provision (benefit)	23	(310)
Loss on repurchased loans and settlements	—	(43)
Ending balance	$1,082	$1,901
The following table provides detail of activity related to loan sales related to mortgage banking activities:

	Three months ended March 31,
(In thousands)	2015	2014
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$76,895	$65,643
Net gain on sale included as mortgage banking activities	1,561	775
Loans sold with servicing rights retained	69,265	48,552
Mortgage Servicing Assets
The Company has retained servicing rights on loans totaling $2.4 billion at both March 31, 2015 and December 31, 2014, resulting in mortgage servicing assets totaling $19.2 million at March 31, 2015 and $19.4 million at December 31, 2014, which are carried at the lower of cost or fair value and are included as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. Changes in fair value are included as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The following table presents the changes in fair value for those mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2015	2014
Fair value, beginning of period	$28,690	$29,150
Originations of servicing assets	1,463	961
Changes in fair value:
Due to payoffs/paydowns	(736)	(473)
Due to market changes	(1,516)	(484)
Fair value, end of period	$27,901	$29,154
See Note 15 - Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million for both the three months ended March 31, 2015 and 2014 and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

Note 6 - Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated to the segments:

	Operating Segment
(In thousands)	Community Banking	HSA Bank	Total
Balance at December 31, 2014	$516,560	$13,327	$529,887
Goodwill acquired during the period	—	8,486	8,486
Balance at March 31, 2015	$516,560	$21,813	$538,373
The $8.5 million of goodwill arising from the acquisition is attributable primarily to expected synergies of the business combination. The full amount of goodwill recorded in the current the period is expected to be deductible for income tax purposes.
The gross carrying amount and accumulated amortization of core deposit intangibles ("CDI") and other intangible assets allocated to the business segments are as follows:

	At March 31, 2015			At December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(47,135)	$2,285	$49,420	$(46,754)	$2,666
HSA Bank:
CDI	22,000	(509)	21,491	—	—	—
Customer relationships	21,000	(398)	20,602	—	—	—
Total HSA Bank	43,000	(907)	42,093	—	—	—
Total Intangible Assets	$92,420	$(48,042)	$44,378	$49,420	$(46,754)	$2,666
For the three months ended March 31, 2015, $43.0 million of intangibles were added as a result of the acquisition at fair value, including $22.0 million of core deposit intangible assets with an estimated useful life of 9 years and $21.0 million of customer relationship intangible assets with an estimated useful life of 13 years years.
Amortization expense on intangible assets for the three months ended March 31, 2015 and 2014 totaled $1.3 million and $1.2 million, respectively. Future estimated annual amortization expense is summarized below:

(In thousands)
Years ending December 31:
Remainder of 2015	$5,052
2016	5,652
2017	4,062
2018	3,847
2019	3,847
Thereafter	21,918

Note 7 - Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2015	At December 31, 2014
Non-interest-bearing:
Demand	$3,450,316	$3,598,872
Interest-bearing:
Checking	2,267,350	2,155,047
Health savings accounts	3,529,301	1,824,799
Money market	2,114,300	1,908,522
Savings	3,978,655	3,892,778
Time deposits	2,205,728	2,271,587
Total interest-bearing	14,095,334	12,052,733
Total deposits	$17,545,650	$15,651,605

Deposits obtained through brokers included in above balances	$765,500	$651,725
Demand deposit overdrafts reclassified as loan balances	1,530	1,655
At March 31, 2015, the scheduled maturities of time deposits are as follows:

(In thousands)
Remainder of 2015	$964,901
2016	474,162
2017	153,773
2018	176,488
2019	375,843
Thereafter	60,561
Time deposits	$2,205,728

Note 8 - Securities Sold Under Agreements To Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At March 31, 2015	At December 31, 2014
Securities sold under agreements to repurchase:
Original maturity of one year or less	$317,877	$409,756
Original maturity of greater than one year, non-callable	550,000	550,000
	867,877	959,756
Other borrowings:
Federal funds purchased	216,000	291,000
Securities sold under agreements to repurchase and other borrowings	$1,083,877	$1,250,756
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities, which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities and commercial/municipal customers through Webster’s Treasury Sales desk. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. At March 31, 2015, the Company has a gross repurchase liability of $0.9 billion.

Note 9 - Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank advances:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$995,934	0.33%	$2,275,000	0.23%
After 1 but within 2 years	100,000	1.48	145,934	1.80
After 2 but within 3 years	50,500	1.10	500	5.66
After 3 but within 4 years	150,000	1.46	200,000	1.36
After 4 but within 5 years	128,026	1.82	78,026	1.95
After 5 years	159,864	1.29	159,934	1.27
	1,584,324	0.75%	2,859,394	0.50%
Unamortized premiums	33		37
Federal Home Loan Bank advances	$1,584,357		$2,859,431
At March 31, 2015, Webster Bank had pledged loans with an aggregate carrying value of $5.2 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $1.9 billion, as well as an unused line of credit of approximately $5.0 million. At December 31, 2014, Webster Bank had pledged loans with an aggregate carrying value of $5.2 billion as collateral for borrowings and had additional borrowing capacity from the FHLB of approximately $0.7 billion, as well as an unused line of credit of approximately $5.0 million. At March 31, 2015 and December 31, 2014, Webster Bank was in compliance with FHLB collateral requirements.
Note 10 - Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2015	At December 31, 2014
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount on senior fixed-rate notes		(1,053)	(1,083)
Long-term debt		$226,267	$226,237

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.950%, was 3.221% at March 31, 2015 and 3.193% at December 31, 2014

Note 11 - Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component:

	Three months ended March 31, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$16,421	$(25,530)	$(47,152)	$(56,261)
Other comprehensive income (loss) before reclassifications	6,994	(3,096)	536	4,434
Amounts reclassified from accumulated other comprehensive (loss) income	(27)	1,326	438	1,737
Net current-period other comprehensive income (loss), net of tax	6,967	(1,770)	974	6,171
Ending balance	$23,388	$(27,300)	$(46,178)	$(50,090)

	Three months ended March 31, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	10,849	(5,151)	467	6,165
Amounts reclassified from accumulated other comprehensive (loss) income	(2,727)	1,425	(5)	(1,307)
Net current-period other comprehensive income (loss), net of tax	8,122	(3,726)	462	4,858
Ending balance	$5,505	$(21,932)	$(27,264)	$(43,691)
The following table summarizes the amount reclassified from accumulated other comprehensive loss:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed
Accumulated Other Comprehensive Loss Components	2015	2014	Consolidated Statements Of Income

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$43	$4,336	Net gain on sale of investment securities
Unrealized gains (losses) on investment securities	—	(88)	Impairment loss recognized in earnings
Tax expense	(16)	(1,521)	Income tax expense
Net of tax	$27	$2,727
Derivative instruments:
Cash flow hedges	$(2,090)	$(2,221)	Total interest expense
Tax benefit	764	796	Income tax expense
Net of tax	$(1,326)	$(1,425)
Defined benefit pension and other postretirement benefit plans:
Amortization of (loss) gain	$(672)	$26	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax benefit (expense)	252	(3)	Income tax expense
Net of tax	$(438)	$5

Note 12 - Regulatory Matters
Regulatory Capital Requirements. Webster is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.
Basel III rules enhanced the comprehensive methodology for calculating risk-weighted assets which vary by asset class previously established under Basel I rules. Under Basel III, total risk-based capital is comprised of three categories: Common Equity Tier 1 capital ("CET1 capital"), additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax losses. Webster's common shareholders' equity, for purposes of CET1, excludes accumulated other comprehensive components as permitted by the opt-out election taken by Webster upon adoption of BASEL III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital. Basel III became effective on January 1, 2015 for non-advanced approach banks as defined, and all prior period data is based on Basel I rules.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

			Capital Requirements (*)
	Actual (*)		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015
Webster Financial Corporation
Common equity tier 1	$1,707,480	10.9%	$702,842	4.5%	$1,015,217	6.5%
Total risk-based capital	2,098,907	13.4	1,249,497	8.0	1,561,872	10.0
Tier 1 capital	1,876,139	12.0	937,123	6.0	1,249,497	8.0
Tier 1 leverage capital	1,876,139	8.5	883,529	4.0	1,104,412	5.0
Webster Bank, N.A.
Common equity tier 1	$1,784,448	11.5%	$699,865	4.5%	$1,010,916	6.5%
Total risk-based capital	1,948,738	12.5	1,244,204	8.0	1,555,255	10.0
Tier 1 capital	1,784,448	11.5	933,153	6.0	1,244,204	8.0
Tier 1 leverage capital	1,784,448	8.1	882,516	4.0	1,103,145	5.0
At December 31, 2014
Webster Financial Corporation
Total risk-based capital	$2,096,772	14.1%	$1,192,651	8.0%	$1,490,706	10.0%
Tier 1 capital	1,931,276	13.0	596,326	4.0	894,423	6.0
Tier 1 leverage capital	1,931,276	9.0	859,241	4.0	1,074,051	5.0
Webster Bank, N.A.
Total risk-based capital	$1,939,229	13.0%	$1,190,242	8.0%	$1,487,803	10.0%
Tier 1 capital	1,774,814	11.9	595,121	4.0	892,682	6.0
Tier 1 leverage capital	1,774,814	8.3	858,197	4.0	1,072,746	5.0
(*) Calculated under the Basel III capital standard at March 31, 2015 and under the Basel I capital standard at December 31, 2014.
Dividend Restrictions. In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $20.0 million during the three months ended March 31, 2015, while none were paid during the three months ended March 31, 2014.

Note 13 - Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$47,083	$47,790
Less: Earnings allocated to participating securities	146	173
Net income allocated to common shareholders	$46,937	$47,617

Shares:
Weighted-average common shares outstanding - basic	90,251	89,880
Effect of dilutive securities:
Stock options and restricted stock	540	503
Warrants	50	275
Weighted-average common shares outstanding - diluted	90,841	90,658

Earnings per common share:
Basic	$0.52	$0.53
Diluted	0.52	0.53
Stock Options
Options to purchase 344 thousand shares for the three months ended March 31, 2015 and 839 thousand shares for the three months ended March 31, 2014 were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 143 thousand shares and 172 thousand shares for the three months ended March 31, 2015 and 2014, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, are excluded from the calculation of diluted earnings per share for the respective periods presented.
Series A Preferred Stock
The Series A Preferred Stock represents potential issuable common stock at March 31, 2015 and 2014. The weighted-average effect of 1.1 million shares of common stock associated with the Series A Preferred Stock was deemed to be anti-dilutive and, therefore, is excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014.

Note 14 - Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding along with the use of interest rate derivative financial instruments. Webster enters into interest rate derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of both future known and uncertain cash amounts determined by interest rates.
Webster’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Webster uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable rate cash flow. Forward-settle interest rate swaps protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances.
Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded as OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, the Company recorded no ineffectiveness and immaterial amounts of ineffectiveness in earnings, respectively, attributable to the difference in the effective date of the swap and the effective date of the debt issuance.
At March 31, 2015, the Company has hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of three months, excluding transactions related to the payment of variable interest on existing financial instruments.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as ‘fair value’ hedges as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and 2014, there was nothing and $799 thousand, respectively, related to previous fair value hedges recognized in interest expense.
Webster has additional interest rate derivatives that do not qualify for hedge accounting and are, therefore, accounted for as free-standing derivatives with changes in fair value recorded in other non-interest income. Webster's derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements.
The Company’s risk management strategy includes the use of interest rate derivatives, specifically futures contracts to modify the re-pricing risk of assets and liabilities. As part of this strategy, the Company uses futures contracts to hedge certain loans at March 31, 2015. Webster holds short-sale Fed funds futures with notional values of $800 million and maturity dates extending three months into the future. This approach is designed to work in conjunction with floating rate assets with interest rate floors, which would not generate a benefit from an increase in short-term interest rates. The value of the contracts will increase with actual or expected increases in the Fed funds rate over the next three months to mitigate this risk of the interest rate floors.
Other derivative instruments include interest rate swap and cap contracts sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions which is recorded in other non-interest income.

The Company enters into Risk Participation Agreements ("RPA") as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid) the risk associated with certain derivative positions executed with the borrower by a lead bank. The RPA guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized in other non-interest income each period.
Derivative positions
The notional amounts of Webster’s derivative instruments are shown in the table below:

(In thousands)	At March 31, 2015	At December 31, 2014
Interest rate derivatives	$8,126,315	$10,237,325
RPA	97,273	90,448
Other	60	60
Total	$8,223,648	$10,327,833
The table below presents the fair value for Webster’s derivative instruments as well as their classification in the accompanying Condensed Consolidated Balance Sheets. Information about the valuation methods used to measure fair value is provided in Note 15 - Fair Value Measurements.

	At March 31, 2015		At December 31, 2014
(In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,460	$6,276	$4,481	$4,598
Derivatives not designated as hedging instruments:
Interest rate derivatives	69,034	51,496	48,209	31,915
RPA	236	305	182	258
Other	—	7	—	7
Total derivatives not designated as hedging instruments	$69,270	$51,808	$48,391	$32,180
Amounts recorded in OCI related to cash flow hedges
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $3.2 million will be reclassified from accumulated other comprehensive loss ("AOCL") as an increase to interest expense.
Webster records gains and losses related to swap terminations as OCI. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At March 31, 2015, the remaining unamortized loss on the termination of cash flow hedges is $31.6 million. Over the next twelve months, the Company estimates that $8.4 million will be reclassified from AOCL as an increase to interest expense.
The net losses included in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Amount of net loss reclassified from AOCL to interest expense	$(2,090)	$(2,221)
Amount of net loss recognized as OCI	(4,887)	(8,029)
Refer to the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding cash flow hedges impact on borrowing interest expense.

Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Derivatives not designated as hedging instruments:
Interest rate derivatives	$2,637	$1,783
RPA	(76)	90
Other	(42)	(35)
Total	$2,519	$1,838
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
The table below presents the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At March 31, 2015
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$414,515	$—	$(1,930)	$450	$(6,365)	$(7,845)	$7,600	$—
Dealer B	299,587	1,153	—	229	(6,536)	(5,154)	4,860	—
Dealer C	6,068	—	—	—	(590)	(590)	—	—
Dealer D	355,333	577	—	290	(2,881)	(2,014)	1,700	—
Dealer E	446,818	1,730	—	257	(2,569)	(582)	330	—
Dealer F (2)	4,315,805	—	(4,346)	95	(33,512)	(37,763)	56,241	18,478
Total	$5,838,126	$3,460	$(6,276)	$1,321	$(52,453)	$(53,948)	$70,731

	At December 31, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$427,430	$—	$(739)	$1,861	$(6,576)	$(5,454)	$5,300	$—
Dealer B	319,663	1,494	—	978	(6,420)	(3,948)	3,610	—
Dealer C	11,538	—	—	—	(834)	(834)	—	—
Dealer D	303,663	747	—	1,147	(1,627)	267	(400)	—
Dealer E	424,401	2,240	—	867	(1,698)	1,409	(1,420)	—
Dealer F (2)	6,631,936	—	(3,858)	555	(17,629)	(20,932)	39,037	18,105
Total	$8,118,631	$4,481	$(4,597)	$5,408	$(34,784)	$(29,492)	$46,127
(1) Net positive exposure represents over-collateralized loss positions which can be the result of DCO initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.
(2) Dealer F represents Chicago Mercantile Exchange, our designated DCO.

Counterparty Credit Risk
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
The Company’s credit exposure on interest rate derivatives with non-dealer counterparties is limited to the net favorable value, including accrued interest, of all such instruments, reduced by the amount of collateral pledged by the counterparties. The Company's credit exposure related to derivatives with dealer counterparties is significantly mitigated with cash collateral equal to or in excess of the market value of the instrument, updated daily.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $70.7 million in net margin collateral posted with financial counterparties at March 31, 2015. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $69.0 million at March 31, 2015. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $18.2 million at March 31, 2015. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.
Mortgage Banking Derivatives
Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At March 31, 2015, outstanding rate locks totaled approximately $104.4 million and the outstanding commitments to sell residential mortgage loans totaled approximately $116.0 million. Forward sales, which include mandatory forward commitments of approximately $116.0 million at March 31, 2015, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. At both March 31, 2015 and December 31, 2014, the fair value of interest rate locked loan commitments and forward sales commitments totaled gains of $0.5 million, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company enters into foreign currency forward contracts that are not designated for hedge accounting to minimize fluctuations of currency exchange rates on certain lending arrangements. The carrying amount and fair value of foreign currency forward contracts is immaterial at March 31, 2015 and December 31, 2014.

Note 15 - Fair Value Measurements
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
If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, CMBS, CLO, single-issuer trust preferred securities, and corporate debt.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3, and reliance is placed upon internally developed models and management judgment for valuation.
Derivative Instruments
Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustments related to credit risk are required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

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
Investments Held in Rabbi Trust
Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $4.1 million as of March 31, 2015.
Alternative Investments
The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $10.4 million in unfunded commitments remaining for its alternative investments as of March 31, 2015. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Investment Securities Portfolio section for a further discussion on the Company's alternative investments.
Contingent Consideration
A contingent asset was transferred as part of the consideration for the Company's acquisition that occurred during the first quarter of 2015. The contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid for account attrition that occurs during the eighteen-month period beginning on the closing date of the transaction. The valuation is reliant upon a pricing model and techniques that require significant management judgment or estimation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy. The key assumptions in the model are a 2.5% annual growth rate, 13.0% annual account attrition rate plus approximately 6.0% of shock attrition in 2015, 16.5% discount rate and a premium on deposits of 4.5%.
Contingent Liability
A contingent liability was assumed as part of the Company's acquisition that occurred during the first quarter of 2015. The contingent liability represents an existing obligation as a result of the acquisition. The obligation is expected to be settled during the first year and half following the transaction. The valuation is based upon unobservable inputs. Therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

A summary of fair value for assets and liabilities measured at fair value on a recurring basis is as follows:

	At March 31, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$425	$425	$—	$—
Agency CMO	664,700	—	664,700	—
Agency MBS	1,017,007	—	1,017,007	—
Agency CMBS	127,702	—	127,702	—
CMBS	562,623	—	562,623	—
CLO	442,701	—	442,701	—
Single issuer trust preferred securities	38,282	—	38,282	—
Corporate debt	110,084	—	110,084	—
Equity securities	4,585	4,585	—	—
Total available-for-sale investment securities	2,968,109	5,010	2,963,099	—
Derivative instruments	72,730	—	72,730	—
Mortgage banking derivatives	541	—	541	—
Investments held in Rabbi Trust	5,684	5,684	—	—
Alternative investments	441	—	—	441
Contingent Consideration	5,000	—	—	5,000
Total financial assets held at fair value	$3,052,505	$10,694	$3,036,370	$5,441
Financial liabilities held at fair value:
Derivative instruments	$58,084	$245	$57,839	$—
Contingent liability	6,000	—	—	6,000
Total financial liabilities held at fair value	$64,084	$245	$57,839	$6,000

	At December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	550,988	—	550,988	—
Agency MBS	1,028,518	—	1,028,518	—
Agency CMBS	80,266	—	80,266	—
CMBS	553,393	—	553,393	—
CLO	425,734	—	425,734	—
Single issuer trust preferred securities	38,245	—	38,245	—
Corporate debt	110,301	—	110,301	—
Equity securities	5,903	5,903	—	—
Total available-for-sale investment securities	2,793,873	6,428	2,787,445	—
Derivative instruments	52,872	—	52,872	—
Mortgage banking derivatives	18	—	18	—
Investments held in Rabbi Trust	5,901	5,901	—	—
Alternative investments	475	—	—	475
Contingent Consideration	—	—	—	—
Total financial assets held at fair value	$2,853,139	$12,329	$2,840,335	$475
Financial liabilities held at fair value:
Derivative instruments	$36,777	$293	$36,484	$—
Contingent liability	—	—	—	—
Total financial liabilities held at fair value	$36,777	$293	$36,484	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Financial Assets
(In thousands)	Alternative Investments	Contingent Consideration	Total	Contingent Liability
Level 3, beginning of period	$475	$—	$475	$—
Acquisition	—	5,000	5,000	6,000
Unrealized loss included in net income	1	—	1	—
Calls/paydowns	(35)	—	(35)	—
Level 3, end of period	$441	$5,000	$5,441	$6,000
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
Loans Held for Sale
Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified as Level 2 of the fair value hierarchy. On occasion, the loans held for sale portfolio includes commercial loans in which adjustments are required for changes in loan characteristics. When observable data is unavailable, such loans are classified within Level 3.
Impaired Loans and Leases
Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using customized discounting criteria, as such impaired loans and leases are classified as Level 3 of the fair value hierarchy.
Other Real Estate Owned (OREO) and Repossessed Assets
The total book value of OREO and repossessed assets was $5.3 million at March 31, 2015. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value and as such OREO and repossessed assets are classified as Level 3 of the fair value hierarchy.
Mortgage Servicing Assets
Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors and as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$27,862	Real Estate Appraisals	Discount for appraisal type	3% - 15%
			Discount for costs to sell	0% - 8%
Other real estate owned	$3,091	Real Estate Appraisals	Discount for appraisal type	0% - 25%
			Discount for costs to sell	8%
Mortgage servicing assets	$27,901	Discounted cash flow	Constant prepayment rate	9.2% - 28.8%
			Discount rates	1.4% - 2.9%

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
Held-to-Maturity Investment Securities
When quoted market prices are not available, the Company employs an independent pricing service to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster has procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-Maturity investments which include agency CMO, agency MBS, agency CMBS, Municipal, and Private Label MBS securities are classified within Level 2 of the fair value hierarchy.
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
Federal Home Loan Bank Advances and Long-Term Debt
The fair value of Federal Home Loan Bank ("FHLB") advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.

The estimated fair value of selected financial instruments are as follows:

	At March 31, 2015		At December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Level 2:
Held-to-maturity investment securities	$3,923,189	$4,022,981	3,872,955	$3,948,706
Loans held for sale	45,866	46,733	67,952	68,705
Level 3:
Loans and leases	14,108,256	14,151,073	13,740,761	13,775,850
Mortgage servicing assets (1)	19,243	27,901	19,379	28,690
Alternative investments	15,265	17,706	16,524	18,046
Financial Liabilities
Level 2:
Deposit liabilities, other than time deposits	$15,339,922	$15,339,922	$13,380,018	$13,380,018
Time deposits	2,205,728	2,224,374	2,271,587	2,288,760
Securities sold under agreements to repurchase and other borrowings	1,083,877	1,105,190	1,250,756	1,271,596
FHLB advances (2)	1,584,357	1,597,986	2,859,431	2,872,515
Long-term debt (3)	226,267	226,379	226,237	227,751
The following adjustments to the carrying amount are not included in the fair value:

(1)	Mortgage servicing assets is net of $25 thousand and $23 thousand in reserves at March 31, 2015 and December 31, 2014, respectively.

(2)	FHLB advances is net of $33 thousand and $37 thousand in unamortized premiums at March 31, 2015 and December 31, 2014, respectively.

(3)	Long-term debt is net of $1.1 million in unamortized discounts at March 31, 2015 and December 31, 2014.
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

Note 16 - Pension and Other Postretirement Benefit Plans
The following table summarizes the components of net periodic benefit cost (benefit) for the Company's benefit plans:

	Three months ended March 31,
	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2015	2014	2015	2014	2015	2014
Service cost	$10	$10	$—	$—	$—	$—
Interest cost on benefit obligations	1,989	2,003	86	92	31	34
Expected return on plan assets	(2,963)	(2,875)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	1,427	687	80	23	12	—
Net periodic benefit cost (benefit)	$463	$(175)	$166	$115	$61	$52
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
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank Three Months Ended March 31,		Funded Status of Plan
EIN/Pension Plan Number	2015	2014	As of July 1, 2014
13-5645888/333	$91	$337	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization bases are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004.
Note 17 - Stock-Based Compensation Plans
Webster maintains stock-based compensation plans (collectively, the "Plans"), under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock-based compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
The following table provides a summary of stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2015	2014
Stock options	$164	$552
Restricted stock	2,118	2,221
Stock-based compensation	$2,282	$2,773

The following table provides a summary of unrecognized stock-based compensation expense:

	At March 31, 2015
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$259	0.9 years
Restricted stock	$17,878	2.2 years
The following table provides a summary of the activity under the Plans for the three months ended March 31, 2015:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2015	243,015	$27.03	2,279	$29.34	130,193	$28.61	1,900,144	$24.95
Granted	191,824	32.91	12,531	34.45	138,591	36.15	—	—
Exercised options	—	—	—	—	—	—	(13,033)	20.10
Vested restricted stock awards (1)	(52,837)	26.90	(3,323)	30.95	(50,159)	29.94	—	—
Forfeited	(683)	29.75	—	—	—	—	(25,044)	40.30
Outstanding, at March 31, 2015	381,319	$30.85	11,487	$34.45	218,625	$33.09	1,862,067	$24.78

Options exercisable, at March 31, 2015							1,753,892	$24.89
Options expected to vest, at March 31, 2015							102,314	$23.00
(1) Vested for purposes of recording compensation expense.
Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value, which is measured using the Company's common stock closing price at the date of grant.
Performance-based restricted stock awards vest after a three year performance period, with share quantity dependent on that performance. Awards granted in 2015 and 2014 vest in a range from zero to 150%, while previous awards vest in a range from zero to 200%, of the target number of shares under the grant. The performance-based shares granted in 2015 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% upon Webster's average of return on equity for each year during the three year vesting period. The compensation peer group companies are utilized because they represent the mix of size and type of financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. There were 1,702,165 non-qualified stock options and 159,902 incentive stock options outstanding at March 31, 2015.

Note 18 - Segment Reporting
Beginning in 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the acquisition of a health savings account business, the reported revenue of the HSA Bank segment is now in excess of 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are now disclosed separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation.
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
The Company uses a matched maturity funding concept, called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The “matched maturity funding concept” considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds “used” and deposits are assigned an FTP rate for funds “provided.” This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s Asset/Liability Committee.
Webster attributes the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a business segment, such as the provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling category.
Webster allocates a majority of non-interest expense to each business segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate business segment. Income tax expense is allocated to each business segment based on the consolidated effective income tax rate for the period shown.

The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended March 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$61,578	$84,239	$16,465	$2,395	$(4,913)	$159,764
Provision for loan and lease losses	3,374	6,421	—	(57)	12	9,750
Net interest income (loss) after provision for loan and lease losses	58,204	77,818	16,465	2,452	(4,925)	150,014
Non-interest income	9,525	25,540	15,151	2,326	5,348	57,890
Non-interest expense	26,469	81,690	18,958	4,879	2,094	134,090
Income (loss) before income tax expense	41,260	21,668	12,658	(101)	(1,671)	73,814
Income tax expense (benefit)	13,467	7,073	4,131	(33)	(546)	24,092
Net income (loss)	$27,793	$14,595	$8,527	$(68)	$(1,125)	$49,722

	Three months ended March 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$56,152	$87,341	$9,206	$2,161	$441	$155,301
Provision (benefit) for loan and lease losses	10,445	645	—	446	(2,536)	9,000
Net interest income after provision for loan and lease losses	45,707	86,696	9,206	1,715	2,977	146,301
Non-interest income	7,951	24,436	6,889	2,621	7,931	49,828
Non-interest expense	26,019	81,518	10,147	4,556	2,223	124,463
Income (loss) before income tax expense	27,639	29,614	5,948	(220)	8,685	71,666
Income tax expense (benefit)	8,190	8,775	1,754	(66)	2,584	21,237
Net income (loss)	$19,449	$20,839	$4,194	$(154)	$6,101	$50,429

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At March 31, 2015	$6,830,310	$7,817,188	$90,818	$412,229	$7,956,143	$23,106,688
At December 31, 2014	$6,550,868	$8,198,115	$25,148	$400,425	$7,358,616	$22,533,172

Note 19 - Commitments and Contingencies
Lease Commitments. At March 31, 2015, Webster was obligated under various non-cancelable operating leases for properties used as banking and other office facilities. The leases contain renewal options and escalation clauses, which provide for increased rental expense or equipment replaced with new leased equipment as the leases expire. Rental expense under leases was $5.3 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively, and is recorded as a component of occupancy expense in the accompanying Condensed Consolidated Statements of Income. Rental income from sub-leases on certain of these properties is also recorded as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Rental income was $0.2 million for the three months ended March 31, 2015 and 2014. There has been no significant change in future minimum lease payments payable since December 31, 2014. See Webster's 2014 Form 10-K for additional information regarding these commitments.
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
The following table summarizes outstanding contract amounts for off-balance sheet instruments that represent credit risk:

(In thousands)	At March 31, 2015	At December 31, 2014
Unused commitments to extend credit	$4,431,835	$4,376,733
Standby letters of credit	144,606	142,964
Commercial letters of credit	34,782	27,787
Total financial instruments with off-balance sheet risk	$4,611,223	$4,547,484
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
The reserve for unfunded credit commitments is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following table provides activity details for the Company’s reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2015	2014
Balance, beginning of period	$5,151	$4,384
Provision (benefit)	(2,831)	327
Balance, end of period	$2,320	$4,711

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that as of March 31, 2015 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.
Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may”, “plans”, “estimates” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact; (ii) volatility and disruption in national and international financial markets; (iii) government intervention in the U.S. financial system; (iv) changes in the level of non-performing assets and charge-offs; (v) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (vi) adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio; (vii) inflation, interest rate, securities market and monetary fluctuations; (viii) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (ix) changes in consumer spending, borrowings and savings habits; (x) technological changes and cyber-security matters; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among banks, financial holding companies and other financial services providers; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (xv) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and (xvi) our success at managing the risks involved in the foregoing items. Any forward-looking statement made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2014 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified accounting for (i) the allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment ("OTTI"), (iii) valuation of goodwill and other intangible assets, (iv) income taxes, and (v) pension and other post retirement benefits as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2014 Form 10-K and, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended March 31, 2015, Webster’s net income available to common shareholders was $47.1 million, or $0.52 per diluted share, a decrease of $0.7 million compared to $47.8 million, or $0.53 per diluted share, for the three months ended March 31, 2014. The $0.7 million decrease is primarily due to an increase of $9.6 million in non-interest expense, a $2.9 million increase in income tax expense, and an increase of $0.8 million in provision for loan and lease losses, partially offset by an increase of $4.5 million in net interest income and an increase of $8.1 million in non-interest income.
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2015	2014
Earnings:
Net interest income	$159,764	$155,301
Provision for loan and lease losses	9,750	9,000
Total non-interest income	57,890	49,828
Total non-interest expense	134,090	124,463
Net income	49,722	50,429
Net income available to common shareholders	47,083	47,790
Per Share Data:
Weighted-average common shares - diluted	90,841	90,658
Net income available to common shareholders per common share - diluted	$0.52	$0.53
Dividends declared per common share	0.20	0.15
Dividends declared per Series A preferred share	21.25	21.25
Dividends declared per Series E preferred share	400.00	400.00
Book value per common share	24.29	23.13
Tangible book value per common share (2)	17.87	17.22
Selected Ratios:
Return on average assets (1)	0.88%	0.96%
Return on average common shareholders' equity	8.57	9.16
Tangible common equity ratio (2)	7.20	7.53
Common equity Tier 1 to risk-weighted assets (2)	10.93	11.45
Return on average tangible common shareholders' equity (2)	11.82	12.51
Net interest margin	3.10	3.26
Efficiency ratio (2)	59.76	60.27

(1)	Annualized, based on net income before preferred dividend.

(2)	The Company evaluates its business based on certain ratios that utilize tangible equity, a non-GAAP financial measure.
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

See the following tables for reconciliations of the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2015	2014
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,355,575	$2,239,795
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	582,751	534,070
Tangible common shareholders' equity (non-GAAP)	$1,621,175	$1,554,076
Common shares outstanding	90,715	90,269
Tangible book value per common share (non-GAAP)	$17.87	$17.22

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,355,575	$2,239,795
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	582,751	534,070
Tangible common shareholders' equity (non-GAAP)	$1,621,175	$1,554,076
Total Assets (GAAP)	$23,106,688	$21,175,913
Less: Goodwill and other intangible assets (GAAP)	582,751	534,070
Tangible assets (non-GAAP)	$22,523,937	$20,641,843
Tangible common equity ratio (non-GAAP)	7.20%	7.53%

Common equity Tier 1 to risk-weighted assets (non-GAAP):
Shareholders' equity (GAAP)	$2,355,575	$2,239,795
Less: Preferred stock (GAAP)	151,649	151,649
Goodwill and other intangible assets (GAAP)	582,751	534,070
Accumulated other comprehensive loss (GAAP)	(50,090)	(43,691)
Add back: DTL related to goodwill and other intangibles (regulatory)	10,091	10,037
BASEL III transitions adjustment for intangibles (regulatory)	26,124	—
Common equity Tier 1 (regulatory)	$1,707,480	$1,607,804
Risk-weighted assets (regulatory)	$15,618,717	$14,038,725
Tier 1 common equity to risk-weighted assets (non-GAAP)	10.93%	11.45%

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$47,083	$47,790
Intangible assets amortization, tax-affected at 35% (GAAP)	837	759
Net income excluding amortization (non-GAAP)	$47,920	$48,549
Net income excluding amortization, annualized (non-GAAP)	$191,680	$194,196
Average shareholders' equity (non-GAAP)	$2,349,903	$2,238,993
Less: Average Preferred stock (non-GAAP)	151,649	151,649
Average Goodwill and other intangible assets (non-GAAP)	576,706	534,641
Average tangible common equity (non-GAAP)	$1,621,548	$1,552,703
Return on average tangible common shareholders' equity (non-GAAP)	11.82%	12.51%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$134,090	$124,463
Less: Foreclosed property expense (GAAP)	169	458
Intangible assets amortization (GAAP)	1,288	1,168
Other expense (non-GAAP)	1,011	(48)
Non-interest expense (non-GAAP)	$131,622	$122,885
Net interest income (GAAP)	$159,764	$155,301
Less: Net gain on sale of investment securities (GAAP)	43	4,336
Other (non-GAAP)	—	(88)
Add back: FTE adjustment (non-GAAP)	2,657	3,013
Non-interest income (GAAP)	57,890	49,828
Income (non-GAAP)	$220,268	$203,894
Efficiency ratio (non-GAAP)	59.76%	60.27%

The following table summarizes the Company's daily average balances, interest average yields, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields
Assets
Interest-earning assets:
Loans and leases	$13,994,482	$131,254	3.76%	$12,853,349	$124,512	3.88%
Securities (1)	6,695,978	52,426	3.15	6,420,976	54,925	3.43
Federal Home Loan and Federal Reserve Bank stock	193,290	1,316	2.76	158,959	1,167	2.98
Interest-bearing deposits	99,879	63	0.25	15,949	11	0.27
Loans held for sale	40,666	510	5.02	18,128	177	3.92
Total interest-earning assets	21,024,295	$185,569	3.54%	19,467,361	$180,792	3.72%
Non-interest-earning assets	1,643,631			1,511,799
Total assets	$22,667,926			$20,979,160

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,454,242	$—	—%	$3,096,991	$—	—%
Savings, checking, & money market deposits	11,541,135	4,836	0.17	9,844,931	4,519	0.19
Time deposits	2,242,857	6,706	1.21	2,250,283	6,125	1.10
Total deposits	17,238,234	11,542	0.27	15,192,205	10,644	0.28

Securities sold under agreements to repurchase and other borrowings	1,199,025	4,387	1.46	1,351,444	5,205	1.54
Federal Home Loan Bank advances	1,432,717	4,821	1.35	1,721,669	3,847	0.89
Long-term debt	226,248	2,398	4.24	308,985	2,782	3.60
Total borrowings	2,857,990	11,606	1.62	3,382,098	11,834	1.40
Total interest-bearing liabilities	20,096,224	$23,148	0.46%	18,574,303	$22,478	0.49%
Non-interest-bearing liabilities	221,799			165,864
Total liabilities	20,318,023			18,740,167

Preferred stock	151,649			151,649
Common shareholders' equity	2,198,254			2,087,344
Webster Financial Corporation shareholders' equity	2,349,903			2,238,993
Total liabilities and equity	$22,667,926			$20,979,160
Tax-equivalent net interest income		162,421			158,314
Less: tax equivalent adjustments		(2,657)			(3,013)
Net interest income		$159,764			$155,301
Net interest margin			3.10%			3.26%

(1)	Daily average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.4% of total revenue for the three months ended March 31, 2015. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
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
The following table reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2015 vs. 2014 Increase (decrease) due to
(In thousands)	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(3,978)	$10,720	$6,742
Loans held for sale	61	272	333
Investments (1)	(5,521)	3,223	(2,298)
Total interest income	$(9,438)	$14,215	$4,777
Interest on interest-bearing liabilities:
Deposits	$(412)	$1,310	$898
Borrowings	1,732	(1,960)	(228)
Total interest expense	$1,320	$(650)	$670
Net change in net interest income	$(10,758)	$14,865	$4,107
(1) Investments include: securities, Federal Home Loan and Federal Reserve bank stock, and interest-bearing deposits
Net interest income totaled $159.8 million for the three months ended March 31, 2015 compared to $155.3 million for the three months ended March 31, 2014, an increase of $4.5 million. The increase in net interest income during the three months ended March 31, 2015 was primarily the result of a strong increase in loans and leases, partially offset by declining reinvestment spreads of earning assets. The associated net interest margin decreased 16 basis points to 3.10% during the three months ended March 31, 2015 from 3.26% for the three months ended March 31, 2014. Market interest rates remained at historically low levels during the periods presented.
Average loans and leases increased $1.1 billion during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The loan and lease portfolio comprised 66.6% of the average interest-earning assets at March 31, 2015 compared to 66.0% of the average interest-earning assets at March 31, 2014. The loan and lease portfolio yield decreased 12 basis points to 3.76% for the three months ended March 31, 2015 compared to the loan and lease portfolio yield of 3.88% for the three months ended March 31, 2014. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current low interest rate environment.

Average investments increased $393.3 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The investments portfolio comprised 33.2% of the average interest-earning assets at March 31, 2015 compared to 33.9% of the average interest-earning assets at March 31, 2014. The investments portfolio yield decreased 32 basis points to 3.08% for the three months ended March 31, 2015 compared to the investments portfolio yield of 3.40% for the three months ended March 31, 2014. The decrease in the yield on investment securities is due to low market rates on purchases during the current period and increased balances with lower rates.
Average total deposits increased $2.0 billion during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is due to a $357.2 million increase in non-interest-bearing deposits and an increase of $1.7 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily a result of $1.4 billion new deposits from the JPMorgan Chase Bank, N.A. HSA business acquisition. The average cost of deposits decreased 1 basis point to 0.27% for the three months ended March 31, 2015 from 0.28% for the three months ended March 31, 2014. The decrease in the average cost of deposits is the result of improved product mix and pricing on certain deposit products, resulting in the proportion of higher costing certificates of deposit to total interest-bearing deposits decreasing to 16.3% for the three months ended March 31, 2015 from 18.6% for the three months ended March 31, 2014.
Average total borrowings decreased $524.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Borrowings decreased, even as growth in loans and securities exceeded organic deposit growth and operating cash flows, as cash balances brought on with the JPMorgan Chase Bank, N.A. HSA business acquisition were utilized to pay down certain short-term FHLB advances. Average securities sold under agreements to repurchase and other borrowings decreased $152.4 million, and average Federal Home Loan Bank advances decreased $289.0 million. The average cost of borrowings increased 22 basis points to 1.62% for the three months ended March 31, 2015 from 1.40% for the three months ended March 31, 2014. The increase in average cost of borrowings is a result of the pay down of short-term lower cost borrowings.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended March 31,
	2015	2014
(In thousands)	Interest Expense From Cash Flow Hedges	Interest Expense From Cash Flow Hedges
Interest rate swaps on FHLB advances	$1,957	$1,353
Interest rate swaps on brokered CDs	82	—
Interest rate swaps on repurchase agreements	361	830
Interest rate swaps on senior fixed-rate notes	76	38
Net increase to interest expense on borrowings	$2,476	$2,221

Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At March 31, 2015, the allowance for loan and lease losses totaled $162.0 million, or 1.14% of total loans and leases, compared to $159.3 million, or 1.15% of total loans and leases, at December 31, 2014.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $7.0 million for the three months ended March 31, 2015 compared to $8.0 million for the three months ended March 31, 2014.
The provision for loan and lease losses of $9.8 million for the three months ended March 31, 2015 increased $0.8 million compared to the three months ended March 31, 2014. The increase in provision for loan and lease losses was due primarily to the increase in loan balances.
See the “Loan and Lease Portfolio” through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended March 31,		Increase/
			(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Non-Interest Income:
Deposit service fees	$32,625	$24,712	$7,913	32.0%
Loan related fees	5,679	4,482	1,197	26.7
Wealth and investment services	7,889	8,838	(949)	(10.7)
Mortgage banking activities	1,561	775	786	101.4
Increase in cash surrender value of life insurance policies	3,152	3,258	(106)	(3.3)
Net gain on sale of investment securities	43	4,336	(4,293)	(99.0)
Impairment loss on securities	—	(88)	88	100.0
Other income	6,941	3,515	3,426	97.5
Total non-interest income	$57,890	$49,828	$8,062	16.2%
Comparison to Prior Year Quarter
Total non-interest income for the three months ended March 31, 2015 was $57.9 million, an increase of $8.1 million, or 16.2%, compared to $49.8 million for the three months ended March 31, 2014. The increase is attributable to increases in deposit service fees, other income, loan related fees, and mortgage banking activities, partially offset by decreases in net gain on sale of investment securities and wealth and investment services.
The increase in non-interest income was driven by; deposit service fees which increased $7.9 million, or 32.0%, primarily driven by checking account service charges and check card interchange income associated with the addition of new and acquired HSA accounts. Additionally, other income increased $3.4 million, or 97.5%, primarily driven by the HSA business acquisition and $1.6 million of estimated interest on refundable income taxes.
Loan related fees increased $1.2 million, or 26.7%, primarily due to unused line fees. Mortgage banking activities increased $0.8 million, or 101.4%, primarily due to volume related to the purchase of new homes. The net gain on sale of investment securities decreased $4.3 million, or 99.0%, primarily due to a prior year gain related to the sale of four positions that were divested in compliance with the Volcker Rule. Furthermore, wealth and investment services income decreased $0.9 million, or 10.7%, due to lower than anticipated volume in Webster Investment Services during the latter part of the quarter.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended March 31,		Increase/
			(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$70,864	$66,371	$4,493	6.8%
Occupancy	13,596	12,759	837	6.6
Technology and equipment	19,248	15,010	4,238	28.2
Intangible assets amortization	1,288	1,168	120	10.3
Marketing	4,176	3,180	996	31.3
Professional and outside services	2,453	2,702	(249)	(9.2)
Deposit insurance	6,241	5,311	930	17.5
Other expense	16,224	17,962	(1,738)	(9.7)
Total non-interest expense	$134,090	$124,463	$9,627	7.7%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended March 31, 2015 was $134.1 million, an increase of $9.6 million, or 7.7%, compared to $124.5 million for the three months ended March 31, 2014. The increase is attributable to increases in compensation and benefits, technology and equipment, marketing, deposit insurance, and occupancy, partially offset by decreases in other expense and professional and outside services.
Compensation and benefits increased $4.5 million, or 6.8%, due to increases in base and deferred compensation, partially offset by lower incentive compensation. Technology and equipment increased $4.2 million, or 28.2%, primarily driven by transitional service costs associated with the HSA acquisition and other expenses associated with the new HSA technology platform. Marketing increased $1.0 million, or 31.3%, due to higher advertising, promotion, and image related expenses. Occupancy increased $0.8 million, or 6.6%, attributable to snow removal costs.
Other expense decreased $1.7 million, or 9.7%, as a result of a favorable adjustment in the quarter of the unfunded reserve related to refined estimate of drawdown factor assumption within the reserve, partially offset by higher loan related expenses. Professional and outside services decreased $0.2 million, or 9.2%, due to lower consulting fees, offset by higher legal costs.

Income Taxes
Webster recognized income tax expense of $24.1 million, reflecting an effective tax rate of 32.6% for the three months ended March 31, 2015 compared to $21.2 million and 29.6%, respectively, for the three months ended March 31, 2014.
The increase in the effective rate principally reflects a $2.0 million net state tax benefit recognized a year ago compared to $0.3 million in the current period, as well as the effects of increased pre-tax income and state and local tax expense.
Additionally, estimated interest on refundable income taxes totaled $2.6 million at March 31, 2015 and $0.9 million a year ago. Those amounts reflect $1.6 million recognized as other non-interest income during the three months ended March 31, 2015 on a tax position that had not met the more-likely-than-not recognition threshold before that period.
The Company adopted ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) effective January 1, 2015 and retrospectively applied the effects of its accounting policy decision to use the proportional amortization method to account for its investments in qualified affordable housing projects. For the three months ended March 31, 2015 and 2014, it decreased other non-interest expense by $240 thousand and $154 thousand, respectively, increased income before income tax expense by those same amounts, and increased income tax expense by $272 thousand and $148 thousand, respectively. The cumulative effect of the change on retained earnings as of January 1, 2014, the beginning of the earliest period presented, was $160 thousand.
The affordable housing tax credits and other tax benefits recognized during the three months ended March 31, 2015 and 2014 were $331 thousand and $171 thousand, respectively, and the investment amortization recognized as a component of income tax expense was $247 thousand and $132 thousand, respectively. The investments recognized as a component of accrued interest receivable and other assets at March 31, 2015 and 2014 were $6.9 million and $7.5 million, respectively, and commitments for future equity contributions recognized as a component of accrued expenses and other liabilities were $4.2 million and $4.9 million, respectively.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 7 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2014 Form 10-K.

Segment Results
Beginning in 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the acquisition of a health savings account business, the reported revenue of the HSA Bank segment is now in excess of 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are now disclosed separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation. See note Note 18 - Segment Reporting for the funds transfer pricing and reporting methodologies.
The following tables present the performance summary of net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended March 31,
(In thousands)	2015	2014
Net income (loss):
Commercial Banking	$27,793	$19,449
Community Banking	14,595	20,839
HSA Bank	8,527	4,194
Private Banking	(68)	(154)
Corporate and Reconciling	(1,125)	6,101
Net income	$49,722	$50,429

	At March 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$6,830,310	$7,817,188	$90,818	$412,229	$7,956,143	$23,106,688
Total loans and leases	6,809,632	7,038,735	141	407,351	14,367	14,270,226
Total deposits	3,229,099	10,282,137	3,529,301	203,979	301,134	17,545,650

Total assets under management/assets under administration	$—	$2,785,343	$1,030,119	$1,714,367	$—	$5,529,829

	At December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$6,550,868	$8,198,115	$25,148	$400,425	$7,358,616	$22,533,172
Total loans and leases	6,559,020	6,927,302	166	395,667	17,870	13,900,025
Total deposits	3,203,344	10,103,698	1,824,799	211,298	308,466	15,651,605

Total assets under management/assets under administration	$—	$2,754,775	$746,983	$1,676,961	$—	$5,178,719

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
Commercial Banking Results:

	Three months ended March 31,
(In thousands)	2015	2014
Net interest income	$61,578	$56,152
Provision for loan and lease losses	3,374	10,445
Net interest income after provision	58,204	45,707
Non-interest income	9,525	7,951
Non-interest expense	26,469	26,019
Income before income taxes	41,260	27,639
Income tax expense	13,467	8,190
Net income	$27,793	$19,449

(In thousands)	At March 31, 2015	At December 31, 2014
Total assets	$6,830,310	$6,550,868
Total loans and leases	6,809,632	6,559,020
Total deposits	3,229,099	3,203,344
Net interest income increased $5.4 million in the three months ended March 31, 2015 from the comparable period in 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses decreased $7.1 million in the three months ended March 31, 2015 from the comparable period in 2014. The decrease is due to lower net charge offs and forecasted losses in the three months ended March 31, 2015 from the comparable period in 2014. Additionally, the three months ended March 31, 2014 included a provision related to updated qualitative factors that did not occur in the three months ended March 31, 2015. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $1.6 million for the three months ended March 31, 2015 from the comparable period in 2014 The increase is primarily due to loan fees. Non-interest expense increased $0.5 million in the three months ended March 31, 2015 from the comparable period in 2014. The increase is primarily due to the loss on the sale of an OREO property in March 2015.
Loans increased $250.6 million from December 31, 2014. Loan originations in the three months ended March 31, 2015 were$639.5 million compared to $605.5 million in the comparable period in 2014. The increase of $34.0 million in originations for the three months ended March 31, 2015 is primarily due to Commercial Real Estate activity.
Total deposits increased $25.8 million for the period ended March 31, 2015 compared to December 31, 2014, reflecting seasonality.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking, and a Distribution network consisting of 164 banking centers and 313 ATMs, a Customer Care Center, telephone banking, and a full range of web and mobile based banking services.
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
At March 31, 2015 and December 31, 2014, Webster Investment Services had $2.8 billion of assets under administration. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended March 31,
(In thousands)	2015	2014
Net interest income	$84,239	$87,341
Provision for loan and lease losses	6,421	645
Net interest income after provision	77,818	86,696
Non-interest income	25,540	24,436
Non-interest expense	81,690	81,518
Income before income taxes	21,668	29,614
Income tax expense	7,073	8,775
Net income	$14,595	$20,839

(In thousands)	At March 31, 2015	At December 31, 2014
Total assets	$7,817,188	$8,198,115
Total loans	7,038,735	6,927,302
Total deposits	10,282,137	10,103,698

Total assets under administration	2,785,343	2,754,775
Net interest income decreased $3.1 million in the three months ended March 31, 2015 from the comparable period in 2014. The decrease is due primarily to the effects of the persistent low interest rate environment on the value of deposits. The provision for loan and lease losses increased $5.8 million in the three months ended March 31, 2015 from the comparable period in 2014. The lower level of provision for the three months ended March 31, 2014 includes a benefit related to updated qualitative factors used in estimating the segment's allowance for loan and lease losses. A similar benefit did not occur in the three months ended March 31, 2015. Management deems the reserve level at March 31, 2015 adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $1.1 million in the three months ended March 31, 2015 from the comparable period in 2014, primarily due to higher gains from the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $0.2 million in the three months ended March 31, 2015 from the comparable period in 2014. The increase is primarily due to increased investment in marketing expenses and increased snow removal costs which were mostly offset by a decrease in amortization expense on intangible assets.

Total loans increased $111.4 million for the period ended March 31, 2015 compared to December 31, 2014. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans. Loan originations in the three months ended March 31, 2015 were $380.4 million compared to $321.2 million in the three months ended March 31, 2014. The increase in originations during the first quarter of 2015 is primarily due to an increase in jumbo mortgage originations through our retail and correspondent channels.
Total deposits increased $178.4 million for the period ended March 31, 2015 compared to December 31, 2014, due to growth in business and personal transaction account balances which was partially offset by a decrease in certificate of deposit balances.

HSA Bank
HSA Bank, a division of Webster Bank, offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions for healthcare. These solutions are used in conjunction with high deductible health plans and are offered through employers or directly to consumers. The solutions are distributed nationwide directly and through multiple partnerships.

On January 13, 2015, Webster Bank completed its acquisition of JPMorgan Chase Bank, N.A.'s health savings account business. The acquisition of approximately 829,000 accounts, including approximately $1.4 billion in deposits and $185.0 million in assets under administration, solidifies the HSA Bank division as a leading administrator and depository of health savings accounts with more than 1.6 million accounts and more than $4.6 billion in footings at March 31, 2015.
HSA Bank Results:

	Three months ended March 31,
(In thousands)	2015	2014
Net interest income	$16,465	$9,206
Net interest income after provision	16,465	9,206
Non-interest income	15,151	6,889
Non-interest expense	18,958	10,147
Income before income taxes	12,658	5,948
Income tax expense	4,131	1,754
Net income	$8,527	$4,194

(In thousands)	At March 31, 2015	At December 31, 2014
Total assets	$90,818	$25,148
Total deposits	3,529,301	1,824,799

Total assets under management/assets under administration	1,030,119	746,983
Net interest income increased $7.3 million in the three months ended March 31, 2015 from the comparable period in 2014. The increase was due to HSA Bank's deposit balance growth, account growth, pricing initiatives, and the positive impact of the acquisition. Non-interest income increased $8.3 million in the three months ended March 31, 2015, from the comparable period in 2014. The increase in non-interest income is due to the growth in service fees related to HSA Bank's deposits. Non-interest expense increased $8.8 million in the three months ended March 31, 2015 from the comparable period in 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts.
Total deposits increased $1.7 billion at March 31, 2015 compared to December 31, 2014. Of the $1.7 billion, $1.4 billion was attributable to the acquired balances, and $304.5 million was attributable to the deposit growth for three months ended March 31, 2015. Additionally HSA Bank had $1.0 billion in linked brokerage accounts at March 31, 2015 compared to $747.0 million at December 31, 2014. Of the increase of $283.1 million, $185.0 million was attributable to the acquisition and $98.1 million was organic growth for three months ended March 31, 2015.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Private Banking Results:

	Three months ended March 31,
(In thousands)	2015	2014
Net interest income	$2,395	$2,161
Provision for loan and lease losses	(57)	446
Net interest income after provision	2,452	1,715
Non-interest income	2,326	2,621
Non-interest expense	4,879	4,556
Loss before income taxes	(101)	(220)
Income tax benefit	(33)	(66)
Net loss	$(68)	$(154)

(In thousands)	At March 31, 2015	At December 31, 2014
Total assets	$412,229	$400,425
Total loans	407,351	395,667
Total deposits	203,979	211,298

Total assets under management/assets under administration	1,714,367	1,676,961
Net interest income increased $0.2 million in the three months ended March 31, 2015 from the comparable period in 2014. The increase was due to Private Banking's $57.5 million growth in loan balances compared to the same period in 2014. Non-interest income decreased $0.3 million in the three months ended March 31, 2015 from the comparable period in 2014. The decrease in non-interest income is due to revenue reductions tied to asset under management outflows associated with personnel departures related to a strategic shift in Private Bank's investment model in 2014. This decrease more than offset the 5% increase in fee income from the wealth advisory platform. Non-interest expense increased $0.3 million in the three months ended March 31, 2015 from the comparable period in 2014, primarily due to: an increased investment in marketing; consulting related to enhancing investment management systems; occupancy expenses related to the move of the wealth advisory business; partially offset by savings attributed to the aforementioned personnel departures in March 2014.
Private Banking total loans were $407.4 million and increased $11.7 million in the three months ended March 31, 2015, as loan originations and advances outpaced principal paydowns. Loan originations in the three months ended March 31, 2015 were $28.7 million compared to $11.6 million in the three months ended March 31, 2014.
Private Banking had approximately $1.5 billion in assets under management at March 31, 2015 and December 31, 2014, and $234.4 million and $214.7 million in assets under administration at March 31, 2015 and December 31, 2014, respectively.

Financial Condition
Webster had total assets of $23.1 billion at March 31, 2015 and $22.5 billion at December 31, 2014. Total loans and leases of $14.1 billion, net of allowance for loan and lease losses of $162.0 million, at March 31, 2015 increased $367.5 million compared to total loans and leases of $13.7 billion, net of allowance for loan and lease losses of $159.3 million, at December 31, 2014. Total deposits of $17.5 billion at March 31, 2015 increased $1.8 billion compared to total deposits of $15.7 billion at December 31, 2014. Non-interest-bearing deposits decreased 4.1%, while interest-bearing deposits increased 16.9% during the period.
At March 31, 2015, total shareholders' equity of $2.4 billion increased $32.8 million compared to total shareholders' equity of $2.3 billion at December 31, 2014. Changes in shareholders' equity for the three months ended March 31, 2015 included an increase for net income of $49.7 million and an increase of $6.2 million of other comprehensive income, partially offset by decreases for $18.1 million in common dividends, $2.6 million in preferred dividends, and a repurchase of $2.6 million of common stock. The quarterly cash dividend to common shareholders increased to $0.23 per common share on April 20, 2015 from $0.20 per common share since April 21, 2014. See "Selected Financial Highlights" and Note 12 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster Bank maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMO"), agency mortgage-backed securities ("agency MBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS"), and collateralized loan obligations ("CLO"). The held-to-maturity portfolio consists primarily of agency CMO, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), municipal bonds, and non-agency CMBS. The Company's combined carrying value of investment securities totaled $6.9 billion and $6.7 billion at March 31, 2015 and December 31, 2014, respectively. Available-for-sale securities increased by $174.2 million, primarily due to new purchase activity, offset by principal payments. Held-to-maturity securities increased by $50.2 million, primarily due to the purchases of agency MBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2015 and 2014 was 3.15% and 3.43%, respectively.
For the three months ended March 31, 2015, the Company recorded no OTTI on its available-for-sale securities related to collateralized loan obligations, identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. All pooled trust preferred securities, which did not meet the qualifications for retention under the January 14, 2014 joint regulatory agencies press release, were sold during the three months ended March 31, 2014.
The Company held $1.6 billion in investment securities that are in an unrealized loss position at March 31, 2015. Approximately $0.5 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.1 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $21.9 million at March 31, 2015. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.

The following tables summarize the amortized cost, carrying value, and fair value of Webster’s investment securities:

	At March 31, 2015
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$425	$—	$—	$425	$—	$—	$425
Agency collateralized mortgage obligations (“agency CMO”)	654,911	10,580	(791)	664,700	—	—	664,700
Agency mortgage-backed securities (“agency MBS”)	1,012,462	12,093	(7,548)	1,017,007	—	—	1,017,007
Agency commercial mortgage-backed securities (“agency CMBS”)	126,439	1,263	—	127,702	—	—	127,702
Non-agency commercial mortgage-backed securities agency (“non-agency CMBS”)	544,483	18,173	(33)	562,623	—	—	562,623
Collateralized loan obligations ("CLO") (1)	441,061	1,979	(339)	442,701	—	—	442,701
Single issuer trust preferred securities	42,025	31	(3,774)	38,282	—	—	38,282
Corporate debt securities	105,905	4,179	—	110,084	—	—	110,084
Equity securities - financial institutions	3,500	1,085	—	4,585	—	—	4,585
Total available-for-sale	$2,931,211	$49,383	$(12,485)	$2,968,109	$—	$—	$2,968,109
Held-to-maturity:
Agency CMO	$414,952	$—	$—	$414,952	$8,648	$(423)	$423,177
Agency MBS	2,109,728	—	—	2,109,728	64,646	(7,001)	2,167,373
Agency CMBS	625,320	—	—	625,320	9,127	(872)	633,575
Municipal bonds and notes	404,735	—	—	404,735	13,615	(972)	417,378
Non-agency CMBS	363,319	—	—	363,319	13,092	(153)	376,258
Private Label MBS	5,135	—	—	5,135	85	—	5,220
Total held-to-maturity	$3,923,189	$—	$—	$3,923,189	$109,213	$(9,421)	$4,022,981

	At December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$525	$—	$—	$525	$—	$—	$525
Agency CMO	543,417	8,636	(1,065)	550,988	—	—	550,988
Agency MBS	1,030,724	10,462	(12,668)	1,028,518	—	—	1,028,518
Agency CMBS	80,400	—	(134)	80,266	—	—	80,266
Non-agency CMBS	534,631	18,885	(123)	553,393	—	—	553,393
CLO (1)	426,269	482	(1,017)	425,734	—	—	425,734
Single issuer trust preferred securities	41,981	—	(3,736)	38,245	—	—	38,245
Corporate debt securities	106,520	3,781	—	110,301	—	—	110,301
Equity securities - financial institutions	3,500	2,403	—	5,903	—	—	5,903
Total available-for-sale	$2,767,967	$44,649	$(18,743)	$2,793,873	$—	$—	$2,793,873
Held-to-maturity:
Agency CMO	$442,129	$—	$—	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,134,319	—	—	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	578,687	—	—	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	373,211	—	—	373,211	15,138	(55)	388,294
Non-agency CMBS	338,723	—	—	338,723	9,428	(1,015)	347,136
Private Label MBS	5,886	—	—	5,886	100	—	5,986
Total held-to-maturity	$3,872,955	$—	$—	$3,872,955	$90,043	$(14,292)	$3,948,706

(1)	Amortized cost is net of $3.6 million and $3.7 million of OTTI at March 31, 2015 and December 31, 2014, respectively.

Credit spreads generally tightened given the prospects for a sustained low interest rate environment. The benchmark 10-year US Treasury rate declined to 1.92% on March 31, 2015, from 2.17% on December 31, 2014. This decline in interest rates was generally positive for longer duration investments in the portfolio. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 14 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $9.5 million at March 31, 2015 and $10.2 million at December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 15 - Fair Value Measurements. The Company recognized a net gain of $316 thousand and $18 thousand for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.3 million at March 31, 2015 and $6.8 million December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recognized a net gain of $27 thousand for both of the three months ended March 31, 2015 and 2014. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Residential	$3,582,615	25.1	$3,498,675	25.2
Consumer:
Home equity	2,355,247	16.5	2,367,402	17.0
Liquidating - home equity	89,167	0.6	92,056	0.7
Other consumer	110,722	0.8	75,307	0.5
Total consumer	2,555,136	17.9	2,534,765	18.2
Commercial:
Commercial non-mortgage	3,193,934	22.4	3,098,892	22.3
Asset-based	717,873	5.0	662,615	4.8
Total commercial	3,911,807	27.4	3,761,507	27.1
Commercial real estate:
Commercial real estate	3,422,997	24.0	3,326,906	23.9
Commercial construction	247,389	1.7	235,449	1.7
Total commercial real estate	3,670,386	25.7	3,562,355	25.6
Equipment financing	538,209	3.8	532,117	3.8
Net unamortized premiums	3,462	—	2,580	—
Net deferred costs	8,611	0.1	8,026	0.1
Total loans and leases	$14,270,226	100.0	$13,900,025	100.0
Accrued interest receivable	38,820		38,397
Total recorded investment in loans and leases	$14,309,046		$13,938,422

Total residential loans were $3.6 billion at March 31, 2015, a net increase of $83.9 million from December 31, 2014. The net increase is a result of originations of $119.4 million during the three months ended March 31, 2015, partially offset by loan payments.
Total consumer loans were $2.6 billion at March 31, 2015, a net increase of $20.4 million from December 31, 2014. The increase is primarily due to the purchase of in footprint loans.
Total commercial loans were $3.9 billion at March 31, 2015, a net increase of $150.3 million from December 31, 2014. The growth in commercial loans is primarily related to new originations of $296.2 million in commercial non-mortgage for the three months ended March 31, 2015. Asset-based loans increased $55.3 million from December 31, 2014, reflective of $51.6 million in originations and line usage during the three months ended March 31, 2015.
Total commercial real estate loans were $3.7 billion at March 31, 2015, a net increase of $108.0 million from December 31, 2014 as a result of originations of $290.8 million during the three months ended March 31, 2015, partially offset by loan payments.
Equipment financing loans and leases were $538.2 million at March 31, 2015, a net increase of $6.1 million from December 31, 2014, primarily the result of $65.0 million in originations during the three months ended March 31, 2015, partially offset by loan payments.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At March 31, 2015	At December 31, 2014
Non-performing loans and leases as a percentage of loans and leases (1), (3)	1.07%	0.94%
Non-performing assets as a percentage of total assets (1), (3)	0.68	0.61
Non-performing assets as a percentage of loans and leases plus OREO (1), (3)	1.10	0.98
Net charge-offs as a percentage of average loans and leases (2)	0.20	0.23
Allowance for loan and lease losses as a percentage of loans and leases	1.14	1.15
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	106.39	122.62
Ratio of allowance for loan and lease losses to net charge-offs (2)	5.75x	5.21x
(1) These ratios reflect the impact of residential and consumer loans that were reclassified from non-accrual to accrual status in the three months ended March 31, 2014 primarily as a result of updated regulatory guidance issued in the first quarter of 2014.
(2) Calculated for the March 31, 2015 period based on quarter-to-date net charge-offs, annualized.
(3) For the year ended 2014, U.S. Government secured loans of $2.0 million were reclassified from non-accrual to over 90 days and accruing due to a policy change in 2015. See Note 1 - Summary of Significant Accounting Policies.

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3), (5)	$61,274	1.71%	$64,022	1.83%
Consumer:
Home equity (3)	33,430	1.42	35,490	1.50
Liquidating - home equity	4,117	4.62	4,460	4.84
Other consumer	266	0.24	280	0.37
Total consumer	37,813	1.48	40,230	1.59
Commercial:
Commercial non-mortgage	27,057	0.85	6,436	0.21
Asset-based loans	—	—	—	—
Total commercial	27,057	0.69	6,436	0.17
Commercial real estate:
Commercial real estate	22,163	0.65	15,016	0.45
Commercial construction	3,651	1.48	3,659	1.55
Total commercial real estate	25,814	0.70	18,675	0.52
Equipment financing	285	0.05	518	0.10
Total non-performing loans and leases (4)	152,243	1.07	129,881	0.94
Deferred costs and unamortized premiums	105		266
Total recorded investment in non-performing loans and leases	$152,348		$130,147

Total non-performing loans and leases (4)	$152,243		$129,881
Foreclosed and repossessed assets:
Residential and consumer	5,303		3,517
Commercial	—		2,999
Total foreclosed and repossessed assets	$5,303		$6,516
Total non-performing assets	$157,546		$136,397

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

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

(4)	Includes non-accrual restructured loans and leases of $92.8 million at March 31, 2015 and $76.9 million at December 31, 2014.

(5)
For the year ended 2014, U.S. Government secured loans of $2.0 million were reclassified from non-accrual to over 90 days and accruing due to a policy change in 2015. See Note 1 - Summary of Significant Accounting Policies.

Subject to compliance with updated regulatory guidance, Webster policy requires residential and consumer loans 90 or more days past due to be placed on non-accrual status. Effective during the first quarter of 2015, residential loans that are more than 90 days past due, fully insured against loss, and in the process of collection, remain accruing loans and are reported as 90 days or more past due and accruing. Previously, these loans were placed on non-accrual when payments were 90 days or more past due. For presentation purposes, previously reported amounts have been reclassified to conform to the current year presentation. Residential and consumer loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus impaired at the date of discharge and placed on non-accrual status. As a result of updated regulatory guidance, issued in the first quarter of 2014, performing Chapter 7 loans are reclassified to accrual status. Commercial and commercial real estate loans and equipment financing leases are subject to a detailed review by the Company’s credit risk team when payment is uncertain and a specific determination is made to put a loan or lease on non-accrual status. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days past due and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. See “Delinquent Loans” contained elsewhere within this section for further information concerning loans past due 90 days and still accruing.

The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2015	2014
Non-performing loans and leases, beginning of period	$129,942	$162,144
Additions	56,609	33,863
Paydowns/draws on existing non-performing loans and leases, net	(26,852)	(21,990)
Reclassification of Chapter 7 Loans to accrual status	—	(17,601)
Charge-offs	(5,138)	(10,205)
Other reductions	(2,318)	(1,608)
Non-performing loans and leases, end of period	$152,243	$144,603
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
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every 180 days, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due per Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2015 and December 31, 2014 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At March 31, 2015, there were 1,774 impaired loans and leases with a recorded investment balance of $315.2 million, which included loans and leases of $200.5 million with an impairment allowance of $27.2 million.

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
The following table provides information for TDRs:

(In thousands)	At March 31, 2015	At December 31, 2014
Recorded investment of TDRs:
Accrual status (1)	$201,175	$243,231
Non-accrual status (1)	92,788	76,939
Total recorded investment of TDRs	$293,963	$320,170
Accruing TDRs performing under modified terms more than one year	66.1%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$22,539	$23,785
Additional funds committed to borrowers in TDR status	555	552

(1)
A total of $17.6 million in residential and consumer loans was reclassified from non-accrual to accrual status in the year ended December 31, 2014 as a result of updated regulatory guidance issued in the first quarter of 2014.

The following table provides detail of TDR activity:

	Three months ended March 31,
(In thousands)	2015	2014
TDRs, beginning of period	$320,170	$341,898
Additions	3,705	3,720
Paydowns/draws on existing TDRs, net	(25,083)	(531)
Charge-offs post modification	(3,908)	(6,176)
Transfers to OREO	(921)	(4,998)
TDRs, end of period	$293,963	$333,913
See Note 4 - Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$13,966	0.39	$17,216	0.49
Consumer:
Home equity	17,557	0.75	14,757	0.62
Liquidating - home equity	1,820	2.04	1,658	1.80
Other consumer	902	0.81	1,110	1.47
Commercial:
Commercial non-mortgage	3,992	0.12	2,099	0.07
Commercial real estate:
Commercial real estate	3,962	0.12	2,714	0.08
Equipment financing	789	0.15	701	0.13
Total loans and leases past due 30-89 days	42,988	0.30	40,255	0.29
Past due 90 days or more accruing:
Residential	1,804	0.05	2,039	—
Commercial non-mortgage	263	0.01	48	—
Commercial real estate	42	—	—	—
Total loans and leases past due 90 days and accruing	2,109	0.03	2,087	—
Total loans and leases over 30 days delinquent	$45,097	0.32	$42,342	0.29
Deferred costs and unamortized premiums	87		96
Accrued interest	624		498
Total recorded investment over 30 day delinquent loans	$45,808		$42,936

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
For the year ended 2014, U.S. Government secured loans of $2.0 million were reclassified from non-accrual to over 90 days and accruing due to a policy change in 2015. See Note 1 - Summary of Significant Accounting Policies.

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
The determination of the adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment could be influenced by conditions such as portfolio size, historical loss trends, nature and volume of growth, and by economic factors, nationally or specific to Webster Bank’s market, as well as application of policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, combined with the review of the loan and lease portfolio and other relevant factors. While actual conditions or factors could differ significantly from the assumptions utilized, resulting in materially different losses, management believes the ALLL is adequate as of March 31, 2015.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:
(i) Impaired loans and leases are analyzed and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;
(ii) Loans and leases with similar type and risk characteristics are segmented into homogeneous pools and modeled using quantitative models. The commercial portfolio loss estimate is calculated based on internal risk rating, the historic probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. The formula for both residential and consumer portfolio allowance is calculated by applying loss factors based on historic delinquency, defaults, and net losses. Webster Bank considers other quantitative contributing factors for risks associated with the homogeneous loan portfolio not reflected in the quantitative modeling and adjusts its estimate based on the analysis. Some examples of contributing factors include the potential impact of policy exceptions, collateral values, unemployment, and changes in economic activity;
(iii) Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing, concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.
The Company has credit policies and procedures in place designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans are generated by loan reporting systems.
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

Commercial construction loans have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Commercial construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored with on-site inspections by third-party professionals and the Company's internal staff.
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
At March 31, 2015, the allowance for loan and lease losses was $162.0 million, which was 1.14% of the total loan and lease portfolio and 106.39% of total non-performing loans and leases. This compares with an allowance of $159.3 million at December 31, 2014, which was 1.15% of the total loan and lease portfolio and 122.62% of total non-performing loans and leases.
The following table provides an allocation of the allowance for loan and lease losses by portfolio segment:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$27,749	0.77	$25,452	0.67
Consumer	42,616	1.66	43,518	1.57
Commercial	55,628	1.43	52,114	1.29
Commercial real estate	30,549	0.83	32,102	0.82
Equipment financing	5,428	1.00	6,078	1.05
Total ALLL	$161,970	1.14	$159,264	1.15
(1) Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The ALLL reserve associated with loans and leases individually evaluated for impairment at March 31, 2015 increased $7.1 million compared to December 31, 2014. The increase in the reserve is primarily due the results of collateral and cash flow evaluations of impaired loans.
As of March 31, 2015, the ALLL reserve allocated to the residential loan portfolio increased $2.3 million compared to December 31, 2014. The increase was primarily due to the specific reserves calculated related to individually impaired loans, coupled with loan growth.
The ALLL reserve allocated to the consumer portfolio at March 31, 2015 decreased $0.9 million compared to December 31, 2014. The decrease was attributable to year-over-year improvements in delinquency, non-accrual and net loss trends, and forward-looking loss projections that continue to decline.
The ALLL reserve allocated to the commercial portfolio at March 31, 2015 increased $3.5 million compared to December 31, 2014. The increase was driven primarily by loan growth.
The ALLL reserve allocated to the commercial real estate portfolio at March 31, 2015 decreased $1.6 million compared to December 31, 2014.
As of March 31, 2015, the ALLL reserve allocated to the equipment financing portfolio decreased $0.7 million compared to December 31, 2014. The decrease was due to continuing improvement asset quality metrics.

The following table provides detail of activity in the allowance for loan and lease losses:

	At or for the three months ended March 31,
(In thousands)	2015	2014
Allowance for loan and lease losses, beginning balance	$159,264	$152,573
Provision	9,750	9,000
Charge-offs:
Residential	(1,955)	(1,158)
Consumer	(4,296)	(4,886)
Commercial	(255)	(3,148)
Commercial real estate	(3,153)	(2,405)
Equipment financing	(15)	—
Total charge-offs	(9,674)	(11,597)
Recoveries:
Residential	108	260
Consumer	1,162	1,113
Commercial	1,015	973
Commercial real estate	202	479
Equipment financing	143	799
Total recoveries	2,630	3,624
Net charge-offs	(7,044)	(7,973)
Allowance for loan and lease losses, ending balance	$161,970	$153,600

Net charge-offs for the three months ended March 31, 2015 were $7.0 million, consisting of $1.8 million in net charges for residential loans, $3.1 million in net charges for consumer loans, and $3.0 million in net charges for commercial real estate loans, offset by net recoveries of $0.8 million for commercial loans, and $0.1 million for equipment financing loans and leases. Net charge-offs decreased by $0.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in net charge-off activity reflects lower levels of losses, offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three months ended March 31, 2015. The decrease in the allowance for loan and lease losses year-over-year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses, partially offset by increases in the allowance to support loan growth.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2015	2014
Net charge-offs (recoveries) (1)
Residential	0.21%	0.11%
Consumer	0.49	0.60
Commercial	(0.08)	0.25
Commercial real estate	0.33	0.25
Equipment financing	(0.09)	(0.70)
Total net charge-offs to total average loans and leases	0.20%	0.25%
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
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 164 banking centers within our primary market area.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $17.5 billion at March 31, 2015 compared to $15.7 billion at December 31, 2014. The increase is predominately related to health savings account deposits, up $1.7 billion as a result of the acquisition of $1.4 billion in deposits as described in Note 2 - Acquisition. Also, see Note 7 - Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $142.6 million of FHLB capital stock, at both March 31, 2015 and December 31, 2014, for its membership and for outstanding advances and other extensions of credit. On March 3, 2015, the FHLB paid a cash dividend equal to an annual yield of 1.74%.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2015 and December 31, 2014, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings. Borrowings, utilized as a source of funding for liquidity and interest rate risk management purposes, primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby the Company delivers securities to counterparties under an agreement to repurchase the securities at a fixed price in the future. In addition, Webster Bank may utilize term and overnight Federal funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033.
Total borrowed funds were $2.9 billion at March 31, 2015 compared to $4.3 billion at December 31, 2014. Borrowings represented 12.53% and 19.24% of total assets at March 31, 2015 and December 31, 2014, respectively. The reduction in borrowings was due to using acquired deposits to pay down certain short-term FHLB advances. For additional information, see Note 8 - Securities Sold Under Agreements To Repurchase and Other Borrowings, Note 9 - Federal Home Loan Bank Advances, and Note 10 - Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available for sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2014 Form 10-K. At March 31, 2015, there were $250.8 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $20.0 million in dividends to the holding company during the three months ended March 31, 2015.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2015, a total of 178,908 shares of common stock were repurchased at a cost of approximately $6.0 million, of which 97,499 shares were purchased to fund employee compensation plans at a cost of approximately $3.4 million, and 81,409 shares were purchased under the common stock repurchase program at a cost of approximately $2.6 million. At March 31, 2015, there was $36.6 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 81.3% and 88.8% at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, FHLB advances totaled $1.6 billion and $2.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.9 billion at March 31, 2015 compared to $0.7 billion at December 31, 2014. Webster Bank also had additional borrowing capacity at the FRB of $0.8 billion at both March 31, 2015 and December 31, 2014. In addition, unpledged securities of $3.8 billion could have been used to increase borrowing capacity, by $3.3 billion at the FHLB or $3.4 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at March 31, 2015.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2015. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2015, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 12 - Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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

Off-Balance Sheet Arrangements
In the normal course of operations, Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are used to manage customers' funding requests. For the three months ended March 31, 2015, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of March 31, 2015 and December 31, 2014, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Earnings at risk is defined as the change in earnings (excluding provision for loan and lease losses and income tax expense) due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion, and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing, and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities, and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.
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
Webster's earnings at risk model incorporates net interest income, non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees, and derivative mark-to-market adjustments.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 1 - Summary of Significant Accounting Policies and Note 14 - Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting March 31, 2015 and December 31, 2014, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2015	N/A	N/A	1.9%	3.9%
December 31, 2014	N/A	N/A	1.8%	3.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting March 31, 2015 and December 31, 2014, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2015	N/A	N/A	2.6%	5.5%
December 31, 2014	N/A	N/A	2.7%	5.7%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of March 31, 2015 and December 31, 2014 assumed a federal funds rate of 0.25%. NII and PPNR results are essentially unchanged as compared to December 31, 2014. While NII sensitivity at March 31, 2015 is slightly more positive as compared to December 31, 2014, PPNR sensitivity is slightly less positive. PPNR is affected by decreases in the Fed funds futures position, leading to the relatively less sensitive position. As the federal funds rate was at 0.25% on March 31, 2015, the -100 and -200 basis point scenarios have been excluded.

Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting March 31, 2015 and December 31, 2014.

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2015	N/A	N/A	—%	0.3%	(6.1)%	(2.6)%	2.1%	3.8%
December 31, 2014	N/A	N/A	(0.1)%	0.2%	(5.5)%	(2.4)%	2.0%	3.8%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2015 and December 31, 2014.

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2015	N/A	N/A	(0.7)%	(0.8)%	(11.9)%	(4.8)%	3.8%	7.2%
December 31, 2014	N/A	N/A	(0.3)%	(0.1)%	(9.8)%	(4.1)%	3.6%	6.8%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms less than eighteen months, and the long end as terms of greater than eighteen months. These results above reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
Sensitivity to the short end of the yield curve at March 31, 2015 is more negative than at December 31, 2014 due to a decrease in the Fed funds futures position. Sensitivity to the short end of the yield curve for NII was essentially unchanged from December 31, 2014.
NII results at March 31, 2015 are essentially unchanged since December 31, 2014 for increases to the long end of the yield curve. PPNR, however, was more positive due to less reduction in mortgage gain on sale income when rates rise as compared to December 31, 2014.
Sensitivity to decreases in the long end of the yield curve at March 31, 2015 were more negative than December 31, 2014 in both NII and PPNR due to lower market rates and the effect that lower rates have on prepayments in the MBS portfolio. PPNR sensitivity to decreases in the long end of the yield curve were slightly more pronounced than NII sensitivity due to smaller increases in mortgage gain on sale income when rates fall. Webster is within policy for all scenarios with the exception of the long end -100 basis points scenario. This is due primarily to the exceptionally low level of market interest rates and is expected to be temporary. No action is contemplated at this time due to the extreme nature of the scenario which assumes the 10-year Treasury rate falls to 0.90% and mortgage spreads do not widen. This exception has been evaluated by management and represents an acceptable level of risk at this time.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2015 and December 31, 2014, and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
March 31, 2015
Assets	$23,106,688	$22,947,944	N/A	$(421,073)
Liabilities	20,751,113	20,347,282	N/A	(514,794)
Total	$2,355,575	$2,600,662	N/A	$93,721
Net change as % base net economic value				3.6%

December 31, 2014
Assets	$22,533,172	$22,388,119	N/A	$(423,429)
Liabilities	20,210,357	19,799,495	N/A	(455,452)
Total	$2,322,815	$2,588,624	N/A	$32,023
Net change as % base net economic value				1.2%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.1 years at March 31, 2015. At December 31, 2014, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the increased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due to decreased asset duration at March 31, 2015 driven primarily by the decreased duration of the securities portfolio.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2015 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2015, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
January 1-31, 2015	—	$—	—	$39,258,677
February 1-28, 2015	177,158	$33.55	81,409	$36,633,443
March 1-31, 2015	1,750	$34.82	—	$36,633,443
Total	178,908	$33.56	81,409	$36,633,443

(1)
The Company’s current stock repurchase program authorized management to repurchase up to a maximum of $100 million of common stock and will remain in effect until fully utilized or until modified, superseded, or terminated. Included in the total number of shares purchased during the three months ended March 31, 2015 were 97,499 shares purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The exhibits to this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 8, 2015	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: May 8, 2015	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Third Amended and Restated Certificate of Incorporation		10-Q	3.1	5/2/2012
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.1	Non-Competition Agreement, dated as of March 19, 2015, by and between the Company and John R. Ciulla		8-K	10.1	3/20/2015
10.2	Amendment No. 8 to the 1992 Stock Option Plan	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Note: Exhibit numbers 10.1 – 10.2 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.