Form 10-Q
period 2015-06-30
WEBSTER FINANCIAL CORP
filed 2015-08-07
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2015 was 91,922,562.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$205,650	$261,544
Interest-bearing deposits	142,083	132,695
Securities available-for-sale, at fair value	2,837,158	2,793,873
Securities held-to-maturity (fair value of $4,114,595 and $3,948,706)	4,064,022	3,872,955
Federal Home Loan Bank and Federal Reserve Bank stock	180,290	193,290
Loans held for sale	63,535	67,952
Loans and leases	14,777,526	13,900,025
Allowance for loan and lease losses	(167,860)	(159,264)
Loans and leases, net	14,609,666	13,740,761
Deferred tax asset, net	79,257	73,873
Premises and equipment, net	123,828	121,933
Goodwill	538,373	529,887
Other intangible assets, net	42,535	2,666
Cash surrender value of life insurance policies	446,423	440,073
Accrued interest receivable and other assets	287,966	301,670
Total assets	$23,620,786	$22,533,172
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,547,356	$3,598,872
Interest-bearing	13,746,910	12,052,733
Total deposits	17,294,266	15,651,605
Securities sold under agreements to repurchase and other borrowings	1,014,504	1,250,756
Federal Home Loan Bank advances	2,509,285	2,859,431
Long-term debt	226,297	226,237
Accrued expenses and other liabilities	196,739	222,328
Total liabilities	21,241,091	20,210,357
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding (28,939 shares at December 31, 2014)	—	28,939
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,644,633 and 93,623,090 shares)	936	936
Paid-in capital	1,124,498	1,127,534
Retained earnings	1,260,090	1,202,251
Treasury stock, at cost (1,910,786 and 3,241,555 shares)	(67,844)	(103,294)
Accumulated other comprehensive loss, net of tax	(60,695)	(56,261)
Total shareholders' equity	2,379,695	2,322,815
Total liabilities and shareholders' equity	$23,620,786	$22,533,172
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$135,694	$125,771	$266,417	$249,781
Taxable interest and dividends on securities	46,857	47,252	94,509	96,093
Non-taxable interest on securities	3,987	4,259	8,014	9,010
Loans held for sale	432	215	942	392
Total interest income	186,970	177,497	369,882	355,276
Interest Expense:
Deposits	11,533	10,851	23,075	21,495
Securities sold under agreements to repurchase and other borrowings	4,186	5,082	8,573	10,287
Federal Home Loan Bank advances	5,329	4,002	10,150	7,849
Long-term debt	2,411	2,440	4,809	5,222
Total interest expense	23,459	22,375	46,607	44,853
Net interest income	163,511	155,122	323,275	310,423
Provision for loan and lease losses	12,750	9,250	22,500	18,250
Net interest income after provision for loan and lease losses	150,761	145,872	300,775	292,173
Non-interest Income:
Deposit service fees	34,493	26,302	67,118	51,014
Loan related fees	5,729	4,890	11,408	9,372
Wealth and investment services	8,784	8,829	16,673	17,667
Mortgage banking activities	2,517	513	4,078	1,288
Increase in cash surrender value of life insurance policies	3,197	3,296	6,349	6,554
Gain on sale of investment securities	486	—	529	4,336
Impairment loss recognized in earnings	—	(73)	—	(161)
Other income	4,645	3,839	11,586	7,354
Total non-interest income	59,851	47,596	117,741	97,424
Non-interest Expense:
Compensation and benefits	74,043	65,711	144,907	132,082
Occupancy	11,680	11,491	25,276	24,250
Technology and equipment	20,224	15,737	39,472	30,747
Intangible assets amortization	1,843	669	3,131	1,837
Marketing	4,245	4,249	8,421	7,429
Professional and outside services	2,875	1,269	5,328	3,971
Deposit insurance	5,492	5,565	11,733	10,876
Other expense	17,044	17,784	33,268	35,746
Total non-interest expense	137,446	122,475	271,536	246,938
Income before income tax expense	73,166	70,993	146,980	142,659
Income tax expense	20,663	23,159	44,755	44,396
Net income	52,503	47,834	102,225	98,263
Preferred stock dividends	(2,024)	(2,639)	(4,663)	(5,278)
Net income available to common shareholders	$50,479	$45,195	$97,562	$92,985

Net income per common share:

Basic	$0.55	$0.50	$1.07	$1.03
Diluted	0.55	0.50	1.07	1.02
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$52,503	$47,834	$102,225	$98,263
Other comprehensive (loss) income, net of tax:
Total available-for-sale and transferred securities	(13,927)	15,751	(6,960)	23,873
Total derivative instruments	2,331	(2,518)	561	(6,244)
Total defined benefit pension and other postretirement benefit plans	991	463	1,965	925
Other comprehensive (loss) income, net of tax	(10,605)	13,696	(4,434)	18,554
Comprehensive income	$41,898	$61,530	$97,791	$116,817
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	102,225	—	—	102,225
Other comprehensive loss, net of tax	—	—	—	—	—	(4,434)	(4,434)
Dividends on common stock and dividend equivalents declared $0.43 per share	—	—	56	(39,051)	—	—	(38,995)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Common stock issued	—	—	—	—	—	—	—
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,384	(672)	5,257	—	6,969
Exercise of stock options	—	—	(2,047)	—	4,524	—	2,477
Shares acquired related to employee share-based compensation plans	—	—	—	—	(4,074)	—	(4,074)
Common stock repurchased	—	—	—	—	(2,625)	—	(2,625)
Balance at June 30, 2015	$122,710	$936	$1,124,498	$1,260,090	$(67,844)	$(60,695)	$2,379,695

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Cumulative effect of change in accounting principle	—	—	—	160	—	—	160
Net income	—	—	—	98,263	—	—	98,263
Other comprehensive income, net of tax	—	—	—	—	—	18,554	18,554
Dividends on common stock and dividend equivalents declared $0.35 per share	—	—	23	(31,585)	—	—	(31,562)
Dividends on Series A preferred stock $42.50 per share	—	—	—	(1,230)	—	—	(1,230)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Common stock issued	—	—	436	—	—	—	436
Stock-based compensation, net of tax impact	—	—	3,431	1,285	1,530	—	6,246
Exercise of stock options	—	—	(1,174)	—	2,726	—	1,552
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,196)	—	(2,196)
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Balance at June 30, 2014	$151,649	$934	$1,128,300	$1,143,333	$(109,599)	$(29,995)	$2,284,622
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2015	2014
Operating Activities:
Net income	$102,225	$98,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	22,500	18,250
Deferred tax benefit	(1,255)	(2,658)
Depreciation and amortization	16,872	16,330
Amortization of earning assets and funding, premium/discount, net	27,323	23,701
Stock-based compensation	5,276	5,550
Gain on sale, net of write-down, on foreclosed and repossessed assets	(2)	(834)
(Gain) loss on sale, net of write-down, on premises and equipment	(315)	364
Impairment loss recognized in earnings	—	161
Gain on the sale of investment securities	(529)	(4,336)
Increase in cash surrender value of life insurance policies	(6,349)	(6,554)
Gain from life insurance policies	(220)	—
Gain, net on sale of loans held for sale	(4,078)	(1,288)
Proceeds from sale of loans held for sale	208,499	122,219
Origination of loans held for sale	(234,252)	(131,835)
Net increase in accrued interest receivable and other assets	(14,658)	(42,942)
Net (decrease) increase in accrued expenses and other liabilities	(27,510)	9,308
Net cash provided by operating activities	93,527	103,699
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(9,388)	5,054
Purchases of available for sale securities	(449,616)	(52,836)
Proceeds from maturities and principal payments of available for sale securities	347,637	194,468
Proceeds from sales of available for sale securities	63,143	21,695
Purchases of held-to-maturity securities	(570,091)	(421,995)
Proceeds from maturities and principal payments of held-to-maturity securities	364,292	290,671
Net proceeds (purchase) of Federal Home Loan Bank stock	13,000	(9,717)
Net increase in loans	(896,287)	(593,115)
Proceeds from loans not originated for sale	32,915	—
Proceeds from life insurance policies	3,912	644
Proceeds from the sale of foreclosed and repossessed assets	6,341	5,138
Proceeds from the sale of premises and equipment	650	—
Purchases of premises and equipment	(15,849)	(14,024)
Acquisition of business, net of cash acquired	1,396,414	—
Net cash provided by (used for) investing activities	287,073	(574,017)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2015	2014
Financing Activities:
Net increase in deposits	195,685	348,213
Proceeds from Federal Home Loan Bank advances	6,175,000	2,715,000
Repayments of Federal Home Loan Bank advances	(6,525,139)	(2,550,085)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(236,252)	69,597
Issuance of long-term debt	—	150,000
Repayment of long-term debt	—	(150,000)
Debt issuance costs	—	(1,349)
Dividends paid to common shareholders	(38,830)	(31,460)
Dividends paid to preferred shareholders	(4,663)	(5,278)
Exercise of stock options	2,477	1,552
Excess tax benefits from stock-based compensation	1,927	930
Common stock issued	—	436
Common stock repurchased	(2,625)	(10,741)
Shares acquired related to employee share-based compensation plans	(4,074)	(2,196)
Net cash (used for) provided by financing activities	(436,494)	534,619
Net (decrease) increase in cash and due from banks	(55,894)	64,301
Cash and due from banks at beginning of period	261,544	223,616
Cash and due from banks at end of period	$205,650	$287,917

Supplemental disclosure of cash flow information:
Interest paid	$47,219	$52,472
Income taxes paid	58,146	40,411
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$4,792	$2,351
Deposits assumed in business acquisition	1,446,899	—
Preferred stock conversion	28,939	—
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At June 30, 2015, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, telephone banking, mobile banking, and its internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on net income, comprehensive income, total assets, total liabilities, total shareholders' equity, net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.
Acquisition
On January 13, 2015 (the "acquisition date”), Webster Bank completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. The results of the acquisition have been included in the financial statements from the acquisition date. See Note 2: Acquisition and Note 6: Goodwill and Other Intangible Assets for further information.
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
Other intangible assets. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives. Effective during the first quarter of 2015, core deposit intangibles resulting from the health savings account acquisition are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles existing prior to the health savings account acquisition will continue to be amortized on a straight line basis over their remaining estimated useful lives. Intangible assets relating to customer relationships are amortized on a straight line basis over their estimated useful lives.
Recently Adopted Accounting Standards Updates
ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The Update requires an entity to disclose information about its investments in qualified affordable housing projects and provides an accounting policy election for it to account for such investments using the proportional amortization method. Under that method, the initial cost of an investment is amortized in proportion to its tax credits and other tax benefits as a component of income tax expense or benefit. The decision to apply the proportionate amortization method is to be applied consistently to all such investments. The Company adopted this Update effective January 1, 2015 and retrospectively applied the effects of its accounting policy decision to use the proportional amortization method, as Webster believes presenting the investment performance net of taxes as a component of income tax expense or benefit better represents the economics of such investments. The change had no material effect on the Company's financial statements.

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the Update requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. The Update was adopted during the first quarter of 2015, by prospective transition, and did not have a material impact on the Company's financial statements.
ASU No. 2014-11 - Transfers and Servicing (Topic 860) - “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The Update requires two accounting changes: (i) repurchase-to-maturity transactions are to be accounted for as secured borrowings; and (ii) with respect to repurchase financing arrangements, accounting is required for a transfer of a financial asset contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additionally, disclosure requirements have been expanded to include a disaggregation of collateral used for secured borrowings, and contractual maturity disclosure has been expanded to interim periods. The Update was adopted during the first quarter of 2015 and did not have a material impact on the Company's financial statements.
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The Update has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized, and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The Update was adopted during the first quarter of 2015 and did not have a material impact on the Company's financial statements.
Recently Issued Accounting Standards Updates
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The Update establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. Subsequent to the filing of the Company's Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014, included in its 2014 Form 10-K, the effective date for this Update was changed from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. As such, the Company has revised its intended adoption of the Update to the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2015-02 - Consolidation (Topic 810) - "Amendments to the Consolidation Analysis." The Update affects limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2015-03 - Interest - Imputation of Interest (Subtopic 835-30) - "Simplifying the Presentation of Debt Issuance Costs." The Update simplifies the presentation of debt issuance costs, by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. An entity should apply the Update on a retrospective basis. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.

ASU No. 2015-07 - Fair Value Measurement (Topic 820) - "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force)." The Update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient An entity should apply the Update on a retrospective basis. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.

Note 2: Acquisition
On January 13, 2015, Webster Bank completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. As a result of the acquisition, the Company became the leading administrator of health savings accounts on a nationwide basis. The acquisition significantly augments a source of stable, low cost, long duration deposits.
The acquisition date fair value of the net consideration transferred consisted of the following:

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
The fair value of the acquired identifiable intangible assets includes core deposit intangibles and customer relationships. The Company is in the process of completing its analysis of fair value of the assets acquired and liabilities assumed; thus, the measurements of identifiable intangible assets, goodwill, and contingencies are subject to change. Refer to Note 6: Goodwill and Other Intangible Assets for additional information relating to the initial amounts of goodwill and other intangible assets recognized.
The contingent liability represents an obligation that existed at the acquisition date. Accordingly, Webster assumed the liability as part of the transaction and has accounted for it at fair value.
Refer to Note 15: Fair Value Measurements for additional information on the contingent liability and contingent consideration recorded.

Note 3: Investment Securities
Summaries of the amortized cost and fair value of Webster’s investment securities are presented below:

	At June 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$425	$—	$—	$425	$525	$—	$—	$525
Agency collateralized mortgage obligations (“agency CMO”)	599,596	8,518	(1,706)	606,408	543,417	8,636	(1,065)	550,988
Agency mortgage-backed securities (“agency MBS”)	1,030,134	9,670	(17,716)	1,022,088	1,030,724	10,462	(12,668)	1,028,518
Agency commercial mortgage-backed securities (“agency CMBS”)	94,240	444	(69)	94,615	80,400	—	(134)	80,266
Non-agency commercial mortgage-backed securities agency (“non-agency CMBS”)	576,223	14,152	(520)	589,855	534,631	18,885	(123)	553,393
Collateralized loan obligations ("CLO")	370,810	2,394	(317)	372,887	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,070	162	(3,281)	38,951	41,981	—	(3,736)	38,245
Corporate debt securities	105,285	3,203	—	108,488	106,520	3,781	—	110,301
Equity securities - financial institutions	3,499	—	(58)	3,441	3,500	2,403	—	5,903
Securities available-for-sale	$2,822,282	$38,543	$(23,667)	$2,837,158	$2,767,967	$44,649	$(18,743)	$2,793,873
Held-to-maturity:
Agency CMO	$432,527	$6,314	$(1,406)	$437,435	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,177,299	47,783	(20,744)	2,204,338	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	702,632	5,407	(172)	707,867	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	384,943	10,047	(3,604)	391,386	373,211	15,138	(55)	388,294
Non-agency CMBS	362,059	8,267	(1,390)	368,936	338,723	9,428	(1,015)	347,136
Private Label MBS	4,562	71	—	4,633	5,886	100	—	5,986
Securities held-to-maturity	$4,064,022	$77,889	$(27,316)	$4,114,595	$3,872,955	$90,043	$(14,292)	$3,948,706
Other-Than-Temporary Impairment ("OTTI")
The balance of OTTI included in the amortized cost columns above, at June 30, 2015 and December 31, 2014, is related to previously impaired CLO securities and continues to decline due to calls. To the extent that changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, the Company may be required to record impairment charges for OTTI in future periods.
The following table presents the changes in OTTI related to debt securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance of OTTI, beginning of period	$3,597	$9,665	$3,696	$16,633
Reduction for securities sold or called	(419)	—	(518)	(7,056)
Additions for OTTI not previously recognized	—	73	—	161
Balance of OTTI, end of period	$3,178	$9,738	$3,178	$9,738

Gross Unrealized Losses and Fair Value
The following tables provide information on the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$147,181	$(1,118)	$29,884	$(588)	12	$177,065	$(1,706)
Agency MBS	305,175	(5,598)	382,346	(12,118)	70	687,521	(17,716)
Agency CMBS	43,203	(69)	—	—	2	43,203	(69)
Non-agency CMBS	145,798	(511)	9,391	(9)	19	155,189	(520)
CLO	30,940	(317)	—	—	2	30,940	(317)
Single issuer trust preferred securities	—	—	34,588	(3,281)	7	34,588	(3,281)
Equity securities - financial institutions	3,441	(58)	—	—	1	3,441	(58)
Total available-for-sale in an unrealized loss position	$675,738	$(7,671)	$456,209	$(15,996)	113	$1,131,947	$(23,667)
Held-to-maturity:
Agency CMO	$98,468	$(873)	$22,725	$(533)	7	$121,193	$(1,406)
Agency MBS	510,143	(6,544)	501,002	(14,200)	69	1,011,145	(20,744)
Agency CMBS	81,519	(172)	—	—	5	81,519	(172)
Municipal bonds and notes	84,091	(3,577)	3,074	(27)	78	87,165	(3,604)
Non-agency CMBS	100,480	(908)	30,448	(482)	13	130,928	(1,390)
Total held-to-maturity in an unrealized loss position	$874,701	$(12,074)	$557,249	$(15,242)	172	$1,431,950	$(27,316)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$47,217	$(240)	$35,968	$(825)	8	$83,185	$(1,065)
Agency MBS	3,691	(18)	641,355	(12,650)	64	645,046	(12,668)
Agency CMBS	80,266	(134)	—	—	4	80,266	(134)
Non-agency CMBS	24,932	(117)	9,396	(6)	4	34,328	(123)
CLO	99,221	(1,017)	—	—	6	99,221	(1,017)
Single issuer trust preferred securities	4,150	(36)	34,095	(3,700)	8	38,245	(3,736)
Total available-for-sale in an unrealized loss position	$259,477	$(1,562)	$720,814	$(17,181)	94	$980,291	$(18,743)
Held-to-maturity:
Agency CMO	$52,172	$(187)	$24,942	$(552)	6	$77,114	$(739)
Agency MBS	20,791	(86)	608,568	(11,254)	44	629,359	(11,340)
Agency CMBS	324,394	(1,143)	—	—	17	324,394	(1,143)
Municipal bonds and notes	5,341	(23)	3,074	(32)	15	8,415	(55)
Non-agency CMBS	13,003	(30)	65,913	(985)	7	78,916	(1,015)
Total held-to-maturity in an unrealized loss position	$415,701	$(1,469)	$702,497	$(12,823)	89	$1,118,198	$(14,292)

Available-for-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if investment securities within the Company’s available-for-sale portfolio were other-than-temporarily impaired at June 30, 2015. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost.
Agency CMO. There were unrealized losses of $1.7 million on the Company’s investment in agency CMO at June 30, 2015 compared to $1.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices at June 30, 2015 compared to December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Agency MBS. There were unrealized losses of $17.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2015 compared to $12.7 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices at June 30, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Non Agency CMBS. There were unrealized losses of $0.5 million on the Company’s investment in non-agency commercial mortgage-backed securities issued by entities other than government agencies at June 30, 2015 compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices at June 30, 2015 compared to December 31, 2014. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Single issuer trust preferred securities. There were unrealized losses of $3.3 million on the Company's investment in single issuer trust preferred securities at June 30, 2015 compared to $3.7 million at December 31, 2014. Unrealized losses decreased due to lower market spreads for the asset class which resulted in higher security prices at June 30, 2015 compared to December 31, 2014. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Held-to-Maturity Impairment Analysis
The following discussion summarizes, by investment type, the basis for the conclusion that the applicable investment securities within the Company’s held-to-maturity portfolio were not other-than-temporarily impaired at June 30, 2015. Unless otherwise noted under an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of its amortized cost.
Agency CMO. There were unrealized losses of $1.4 million on the Company’s investment in agency CMO at June 30, 2015 compared to $0.7 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices on CMO positions purchased during the quarter. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Agency MBS. There were unrealized losses of $20.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2015 compared to $11.3 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices at June 30, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Municipal bonds and notes. There were unrealized losses of $3.6 million on the Company’s investment in municipal bonds and notes at June 30, 2015 compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices. The municipal portfolio is primarily comprised of bank qualified bonds, over 99.7% with credit ratings of A or better. In addition, the portfolio is comprised of 89.8% general obligation bonds, 9.7% revenue bonds, and 0.5% other bonds. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Non-agency CMBS. There were unrealized losses of $1.4 million on the Company’s investment in non-agency commercial mortgage-backed securities issued by entities other than government agencies at June 30, 2015 compared to $1.0 million unrealized losses at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices at June 30, 2015 compared to December 31, 2014. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.
Proceeds from Sales of Available-for-Sale Securities
The following table summarizes proceeds from sales of available-for-sale securities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Proceeds from sales of available-for-sale securities	$34,965	$—	$34,965	$21,695
Contractual Maturities
The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,453	$5,499	$320	$323
Due after one year through five years	150,278	153,265	44,133	45,675
Due after five through ten years	368,929	371,000	61,262	63,466
Due after ten years	2,294,123	2,303,953	3,958,307	4,005,131
Total debt securities	$2,818,783	$2,833,717	$4,064,022	$4,114,595
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At June 30, 2015, the Company had a carrying value of $850.8 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which is impacted by prepayments.
Securities with a carrying value totaling $2.5 billion and $2.9 billion at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law. At June 30, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

Note 4: Loans and Leases
Recorded Investment in Loans and Leases
The following tables summarize the recorded investment in loans and leases:

	At June 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$139,232	$49,239	$55,028	$59,861	$120	$303,480
Collectively evaluated for impairment	3,705,458	2,565,530	3,979,149	3,718,593	545,321	14,514,051
Recorded investment in loans and leases	3,844,690	2,614,769	4,034,177	3,778,454	545,441	14,817,531
Less: Accrued interest	11,201	8,330	12,272	8,202	—	40,005
Loans and leases	$3,833,489	$2,606,439	$4,021,905	$3,770,252	$545,441	$14,777,526

	At December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,435	$50,374	$36,454	$103,045	$632	$332,940
Collectively evaluated for impairment	3,377,196	2,507,060	3,723,991	3,460,116	537,119	13,605,482
Recorded investment in loans and leases	3,519,631	2,557,434	3,760,445	3,563,161	537,751	13,938,422
Less: Accrued interest	10,456	8,033	11,175	8,733	—	38,397
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both June 30, 2015 and December 31, 2014.

(2)	Loans and leases include net deferred fees and net premiums and discounts of $15.6 million and $10.6 million at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015, the Company had pledged $5.6 billion of eligible loan collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of the recorded investment in loans and leases:

	At June 30, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Recorded Investment in Loans and Leases
Residential	$7,651	$4,830	$2,000	$58,721	$73,202	$3,771,488	$3,844,690
Consumer
Home equity	8,433	5,061	—	38,691	52,185	2,402,664	2,454,849
Other consumer	744	344	—	297	1,385	158,535	159,920
Commercial
Commercial non-mortgage	1,229	572	32	42,957	44,790	3,276,497	3,321,287
Asset-based	—	—	—	—	—	712,890	712,890
Commercial real estate
Commercial real estate	1,399	169	—	23,272	24,840	3,485,468	3,510,308
Commercial construction	—	—	—	3,642	3,642	264,504	268,146
Equipment financing	403	113	—	301	817	544,624	545,441
Total	$19,859	$11,089	$2,032	$167,881	$200,861	$14,616,670	$14,817,531

	At December 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Recorded Investment in Loans and Leases
Residential (1)	$11,521	$5,931	$2,039	$64,117	$83,608	$3,436,023	$3,519,631
Consumer
Home equity	11,516	5,161	—	40,025	56,702	2,424,584	2,481,286
Other consumer	720	425	—	281	1,426	74,722	76,148
Commercial
Commercial non-mortgage	1,971	156	50	6,449	8,626	3,088,656	3,097,282
Asset-based	—	—	—	—	—	663,163	663,163
Commercial real estate
Commercial real estate	2,348	397	—	15,038	17,783	3,310,765	3,328,548
Commercial construction	—	—	—	3,659	3,659	230,954	234,613
Equipment financing	551	150	—	578	1,279	536,472	537,751
Total	$28,627	$12,220	$2,089	$130,147	$173,083	$13,765,339	$13,938,422

(1)
At December 31, 2014, U.S. Government secured loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies.

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2015 and 2014, had the loans and leases been current in accordance with their original terms, totaled $2.8 million, $5.0 million, $3.0 million, and $6.3 million, respectively.
Allowance for Loan and Lease Losses
The following tables summarize the allowance for loan and lease losses:

	At or for the three months ended June 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$27,749	$42,616	$55,628	$30,549	$5,428	$161,970
Provision (benefit) charged to expense	(2,194)	995	12,625	1,258	66	12,750
Charge offs	(1,461)	(3,853)	(2,541)	(1,091)	(15)	(8,961)
Recoveries	369	1,049	529	52	102	2,101
Balance, end of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860
Individually evaluated for impairment	$10,592	$3,564	$11,073	4,824	$6	$30,059
Collectively evaluated for impairment	$13,871	$37,243	$55,168	$25,944	$5,575	$137,801

	At or for the three months ended June 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$21,587	$37,275	$56,801	$33,769	$4,168	$153,600
Provision (benefit) charged to expense	924	2,711	837	3,399	1,379	9,250
Charge offs	(1,840)	(5,286)	(3,685)	(447)	(20)	(11,278)
Recoveries	507	1,202	1,121	69	397	3,296
Balance, end of period	$21,178	$35,902	$55,074	$36,790	$5,924	$154,868
Individually evaluated for impairment	$11,258	$4,065	$1,947	$3,084	$7	$20,361
Collectively evaluated for impairment	$9,920	$31,837	$53,127	$33,706	$5,917	$134,507

	At or for the six months ended June 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	1,950	3,227	15,379	2,656	(712)	22,500
Charge offs	(3,416)	(8,149)	(2,796)	(4,244)	(30)	(18,635)
Recoveries	477	2,211	1,544	254	245	4,731
Balance, end of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860
Individually evaluated for impairment	$10,592	$3,564	$11,073	$4,824	$6	$30,059
Collectively evaluated for impairment	$13,871	$37,243	$55,168	$25,944	$5,575	$137,801

	At or for the six months ended June 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$23,027	$41,951	$51,001	$32,408	$4,186	$152,573
Provision (benefit) charged to expense	382	1,808	8,812	6,686	562	18,250
Charge offs	(2,998)	(10,172)	(6,833)	(2,852)	(20)	(22,875)
Recoveries	767	2,315	2,094	548	1,196	6,920
Balance, end of period	$21,178	$35,902	$55,074	$36,790	$5,924	$154,868
Individually evaluated for impairment	$11,258	$4,065	$1,947	$3,084	$7	$20,361
Collectively evaluated for impairment	$9,920	$31,837	$53,127	$33,706	$5,917	$134,507
Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At June 30, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$152,909	$139,232	$23,443	$115,789	$10,592
Consumer	56,524	49,239	25,832	23,407	3,564
Commercial	60,585	55,028	20,508	34,520	11,073
Commercial real estate
Commercial real estate	58,064	53,027	14,572	38,455	4,815
Commercial construction	7,172	6,155	5,950	205	9
Equipment financing	120	120	—	120	6
Total	$335,374	$302,801	$90,305	$212,496	$30,059

	At December 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$157,152	$142,435	$24,388	$118,047	$12,094
Consumer	60,424	50,374	26,464	23,910	4,237
Commercial	41,019	36,454	16,064	20,390	2,710
Commercial real estate
Commercial real estate	99,687	96,160	40,575	55,585	6,222
Commercial construction	7,218	6,177	5,956	221	10
Equipment financing	629	632	—	632	28
Total	$366,129	$332,232	$113,447	$218,785	$25,301

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2015			2014			2015			2014
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$140,024	$1,149	$301	$141,912	$1,146	$283	$140,834	$2,208	$557	$142,015	$2,338	$607
Consumer	50,037	362	274	51,919	358	299	49,807	723	556	51,830	728	623
Commercial	52,324	247	—	46,113	542	—	45,741	674	—	48,133	1,170	—
Commercial real estate
Commercial real estate	60,071	357	—	92,068	851	—	74,594	887	—	91,314	1,652	—
Commercial construction	6,160	33	—	9,197	59	—	6,166	66	—	9,429	141	—
Equipment financing	376	2	—	175	3	—	376	13	—	188	6	—
Total	$308,992	$2,150	$575	$341,384	$2,959	$582	$317,518	$4,571	$1,113	$342,909	$6,035	$1,230
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
The recorded investment in commercial loans, commercial real estate loans, and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2015	At December 31, 2014	At June 30, 2015	At December 31, 2014	At June 30, 2015	At December 31, 2014
(1) - (6) Pass	$3,741,717	$3,555,559	$3,659,613	$3,416,214	$529,584	$516,115
(7) Special Mention	111,480	89,064	26,734	33,580	1,998	4,364
(8) Substandard	177,607	115,653	91,303	112,874	13,859	17,272
(9) Doubtful	3,373	169	804	493	—	—
(10) Loss	—	—	—	—	—	—
Total	$4,034,177	$3,760,445	$3,778,454	$3,563,161	$545,441	$537,751
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

Troubled Debt Restructurings ("TDRs")
The following table summarizes information for TDRs:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Recorded investment of TDRs:
Accrual status	$172,636	$243,231
Non-accrual status	100,125	76,939
Total recorded investment of TDRs	$272,761	$320,170
Accruing TDRs performing under modified terms more than one year	61.5%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,627	$23,785
Additional funds committed to borrowers in TDR status	1,135	552
In the three and six months ended June 30, 2015 and 2014, Webster charged off $2.0 million, $5.9 million, $2.0 million, and $8.1 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	6	$958	8	$1,102	15	$2,303	14	$1,808
Adjusted Interest Rate	1	304	1	118	1	304	2	345
Maturity/Rate Combined	4	464	6	658	14	2,132	14	3,247
Other	11	1,257	4	756	14	1,793	15	2,833
Consumer:
Extended Maturity	1	140	5	298	5	639	14	768
Adjusted Interest Rate	—	—	—	—	—	—	1	51
Maturity/Rate Combined	—	—	1	47	8	444	5	302
Other	9	398	12	523	30	1,730	39	1,967
Commercial:
Extended Maturity	2	223	2	302	3	256	4	356
Adjusted Interest Rate	1	24	1	25	1	24	1	25
Maturity/Rate Combined	2	165	7	391	4	297	13	632
Other	4	6,290	2	6,396	4	6,290	3	6,546
Commercial real estate:
Maturity/Rate Combined	1	43	—	—	1	43	—	—
Total TDRs	42	$10,266	49	$10,616	100	$16,255	125	$18,880
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
The Company's loan and lease portfolio, for the periods presented, includes loans with A-Note/B-Note ("A/B Notes") structures that were restructured into A/B Notes as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	—	$—	2	$977	—	$—	6	$1,204
Consumer	1	327	—	—	2	356	4	218
Commercial	—	—	1	46	—	—	2	91
Commercial real estate	1	10,889	—	—	1	10,889	—	—
Total	2	$11,216	3	$1,023	3	$11,245	12	$1,513
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2015	At December 31, 2014
(1) - (6) Pass	$22,459	$40,943
(7) Special Mention	15	8,304
(8) Substandard	58,244	77,771
(9) Doubtful	3,572	343
(10) Loss	—	—
Total	$84,290	$127,361

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
With the exception of servicing rights, the Company’s continuing involvement with financial assets sold is minimal and limited to customary market representations and warranties covering certain characteristics of the mortgage loans sold and the Company's origination process. Under the performance-based guarantees in the sale agreements, the Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties or in the event of default of the borrower within 90 days of sale. The gain or loss on loans sold depends on the carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets and is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects management’s monthly evaluation of the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.

The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$1,082	$1,901	$1,059	$2,254
Provision (benefit)	38	(213)	61	(523)
Loss on repurchased loans and settlements	—	(113)	—	(156)
Ending balance	$1,120	$1,575	$1,120	$1,575
The following table provides detail of activity related to loan sales related to mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$131,604	$56,576	$208,499	$122,219
Net gain on sale included in mortgage banking activities	2,517	513	4,078	1,288
Loans sold with servicing rights retained	124,845	52,329	194,110	114,933
Mortgage Servicing Assets
The Company has retained servicing rights on loans totaling $2.4 billion at both June 30, 2015 and December 31, 2014, resulting in mortgage servicing assets totaling $20.0 million at June 30, 2015 and $19.4 million at December 31, 2014, which are carried at the lower of cost or fair value and are included as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. Changes in fair value are included as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The following table presents the changes in fair value for those mortgage servicing assets:

	Six months ended June 30,
(In thousands)	2015	2014
Fair value at beginning of period	$28,690	$29,150
Originations of servicing assets	3,905	1,897
Changes in fair value:
Due to payoffs/paydowns	(1,492)	(1,131)
Due to market changes	263	(1,584)
Fair value at end of period	$31,366	$28,332
See Note 15: Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $0.8 million and $0.3 million and $0.8 million for the three and six months ended June 30, 2015 and 2014, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

Note 6: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated by segments:

	Reportable Segment
(In thousands)	Community Banking	HSA Bank	Total
Balance at January 1, 2015	$516,560	$13,327	$529,887
Goodwill acquired	—	8,486	8,486
Balance at June 30, 2015	$516,560	$21,813	$538,373
The $8.5 million of goodwill arising from the acquisition is attributable primarily to expected synergies of the business combination. The full amount of goodwill recorded in the current period is expected to be deductible for income tax purposes.
The gross carrying amount and accumulated amortization of core deposit intangibles ("CDI") and customer relationships included in the reportable segments are as follows:

	At June 30, 2015			At December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(47,516)	$1,904	$49,420	$(46,754)	$2,666
HSA Bank:
CDI	22,000	(1,628)	20,372	—	—	—
Customer relationships	21,000	(741)	20,259	—	—	—
Total HSA Bank	43,000	(2,369)	40,631	—	—	—
Total other intangible assets	$92,420	$(49,885)	$42,535	$49,420	$(46,754)	$2,666
For the six months ended June 30, 2015, $43.0 million of intangibles were added as a result of the acquisition at fair value, including $22.0 million of core deposit intangible assets with an estimated useful life of 9 years and $21.0 million of customer relationship intangible assets with an estimated useful life of 13 years.
Amortization expense on intangible assets for the three and six months ended June 30, 2015 and 2014 totaled $1.8 million and $3.1 million and $0.7 million and $1.8 million, respectively.
At June 30, 2015, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2015	$3,210
2016	5,652
2017	4,062
2018	3,847
2019	3,847
Thereafter	21,917

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2015	At December 31, 2014
Non-interest-bearing:
Demand	$3,547,356	$3,598,872
Interest-bearing:
Checking	2,214,973	2,155,047
Health savings accounts	3,665,019	1,824,799
Money market	1,757,095	1,908,522
Savings	3,998,169	3,892,778
Time deposits	2,111,654	2,271,587
Total interest-bearing	13,746,910	12,052,733
Total deposits	$17,294,266	$15,651,605

Deposits obtained through brokers included in above balances	$828,735	$651,725
Demand deposit overdrafts reclassified as loan balances	1,578	1,655
At June 30, 2015, the scheduled maturities of time deposits are as follows:

(In thousands)
Remainder of 2015	$621,200
2016	622,061
2017	168,095
2018	197,788
2019	378,714
Thereafter	123,796
Total time deposits	$2,111,654

Note 8: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At June 30, 2015	At December 31, 2014
Securities sold under agreements to repurchase:
Original maturity of one year or less	$307,504	$409,756
Original maturity of greater than one year, non-callable	500,000	550,000
Total securities sold under agreements to repurchase	807,504	959,756
Fed funds purchased	207,000	291,000
Securities sold under agreements to repurchase and other borrowings	$1,014,504	$1,250,756
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities, which are delivered to broker/dealers. Repurchase agreements with counterparties are limited to primary dealers in government securities and commercial/municipal customers through Webster’s Treasury Sales desk. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has a right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase represents the gross amount for these transactions, as only liabilities are outstanding for the periods presented.

Note 9: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank ("FHLB") advances:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$1,920,935	0.30%	$2,275,000	0.23%
After 1 but within 2 years	100,000	1.48	145,934	1.80
After 2 but within 3 years	50,500	1.10	500	5.66
After 3 but within 4 years	150,000	1.46	200,000	1.36
After 4 but within 5 years	128,026	1.82	78,026	1.95
After 5 years	159,794	1.30	159,934	1.27
	2,509,255	0.57%	2,859,394	0.50%
Unamortized premiums	30		37
Federal Home Loan Bank advances	$2,509,285		$2,859,431
At June 30, 2015, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.2 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $1.0 billion. At December 31, 2014, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.2 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $0.7 billion. In addition, at June 30, 2015 and December 31, 2014, Webster Bank had an unused line of credit of approximately $5.0 million. At June 30, 2015 and December 31, 2014, Webster Bank was in compliance with FHLB collateral requirements.
Note 10: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2015	At December 31, 2014
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount on senior fixed-rate notes		(1,023)	(1,083)
Long-term debt		$226,297	$226,237

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.950%, was 3.233% at June 30, 2015 and 3.193% at December 31, 2014.

Note 11: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss by component:

	Three months ended June 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$23,388	$(27,300)	$(46,178)	$(50,090)
Other comprehensive (loss) income before reclassifications	(13,618)	942	515	(12,161)
Amounts reclassified from accumulated other comprehensive (loss) income	(309)	1,389	476	1,556
Net current-period other comprehensive (loss) income, net of tax	(13,927)	2,331	991	(10,605)
Ending balance	$9,461	$(24,969)	$(45,187)	$(60,695)

	Three months ended June 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$5,505	$(21,932)	$(27,264)	$(43,691)
Other comprehensive income (loss) before reclassifications	15,704	(3,876)	468	12,296
Amounts reclassified from accumulated other comprehensive income (loss)	47	1,358	(5)	1,400
Net current-period other comprehensive income (loss), net of tax	15,751	(2,518)	463	13,696
Ending balance	$21,256	$(24,450)	$(26,801)	$(29,995)

	Six months ended June 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$16,421	$(25,530)	$(47,152)	$(56,261)
Other comprehensive (loss) income before reclassifications	(6,624)	(2,156)	1,051	(7,729)
Amounts reclassified from accumulated other comprehensive (loss) income	(336)	2,717	914	3,295
Net current-period other comprehensive (loss) income, net of tax	(6,960)	561	1,965	(4,434)
Ending balance	$9,461	$(24,969)	$(45,187)	$(60,695)

	Six months ended June 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	26,553	(9,027)	935	18,461
Amounts reclassified from accumulated other comprehensive (loss) income	(2,680)	2,783	(10)	93
Net current-period other comprehensive income (loss), net of tax	23,873	(6,244)	925	18,554
Ending balance	$21,256	$(24,450)	$(26,801)	$(29,995)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss:

(In thousands)	Three months ended June 30,		Associated Line Item in the Condensed
Accumulated Other Comprehensive Loss Components	2015	2014	Consolidated Statements of Income

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$486	$—	Gain on sale of investment securities
Unrealized gains (losses) on investment securities	—	(73)	Impairment loss recognized in earnings
Tax (expense) benefit	(177)	26	Income tax expense
Net of tax	$309	$(47)
Derivative instruments:
Cash flow hedges	$(2,192)	$(2,115)	Total interest expense
Tax benefit	803	757	Income tax expense
Net of tax	$(1,389)	$(1,358)
Defined benefit pension and other postretirement benefit plans:
Amortization of net (loss) gain	$(734)	$26	Compensation and benefits
Prior service costs	(18)	(18)	Compensation and benefits
Tax benefit (expense)	276	(3)	Income tax expense
Net of tax	$(476)	$5

(In thousands)	Six months ended June 30,		Associated Line Item in the Condensed
Accumulated Other Comprehensive Loss Components	2015	2014	Consolidated Statements of Income

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$529	$4,336	Gain on sale of investment securities
Unrealized gains (losses) on investment securities	—	(161)	Impairment loss recognized in earnings
Tax expense	(193)	(1,495)	Income tax expense
Net of tax	$336	$2,680
Derivative instruments:
Cash flow hedges	$(4,284)	$(4,336)	Total interest expense
Tax benefit	1,567	1,553	Income tax expense
Net of tax	$(2,717)	$(2,783)
Defined benefit pension and other postretirement benefit plans:
Amortization of (loss) gain	$(1,406)	$52	Compensation and benefits
Prior service costs	(36)	(36)	Compensation and benefits
Tax benefit (expense)	528	(6)	Income tax expense
Net of tax	$(914)	$10

Note 12: Regulatory Matters
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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

			Capital Requirements (1)
	Actual (1)		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015
Webster Financial Corporation
Common equity tier 1 risk-based capital	$1,771,764	10.9%	$728,935	4.5%	$1,052,905	6.5%
Total risk-based capital	2,139,341	13.2	1,295,884	8.0	1,619,855	10.0
Tier 1 risk-based capital	1,911,484	11.8	971,913	6.0	1,295,884	8.0
Tier 1 leverage capital	1,911,484	8.4	912,296	4.0	1,140,370	5.0
Webster Bank, N.A.
Common equity tier 1 risk-based capital	$1,821,152	11.3%	$726,398	4.5%	$1,049,241	6.5%
Total risk-based capital	1,991,019	12.3	1,291,374	8.0	1,614,217	10.0
Tier 1 risk-based capital	1,821,152	11.3	968,530	6.0	1,291,374	8.0
Tier 1 leverage capital	1,821,152	8.0	911,371	4.0	1,139,214	5.0
At December 31, 2014
Webster Financial Corporation
Total risk-based capital	$2,096,772	14.1%	$1,192,651	8.0%	$1,490,706	10.0%
Tier 1 risk-based capital	1,931,276	13.0	596,326	4.0	894,423	6.0
Tier 1 leverage capital	1,931,276	9.0	859,241	4.0	1,074,051	5.0
Webster Bank, N.A.
Total risk-based capital	$1,939,229	13.0%	$1,190,242	8.0%	$1,487,803	10.0%
Tier 1 risk-based capital	1,774,814	11.9	595,121	4.0	892,682	6.0
Tier 1 leverage capital	1,774,814	8.3	858,197	4.0	1,072,746	5.0

(1)	Calculated under the Basel III capital standard at June 30, 2015 and under the Basel I capital standard at December 31, 2014.
Dividend Restrictions
In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $40 million during the six months ended June 30, 2015 compared to $50 million during the six months ended June 30, 2014.

Note 13: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$50,479	$45,195	$97,562	$92,985
Less: Earnings allocated to participating securities	202	187	352	359
Net income allocated to common shareholders	$50,277	$45,008	$97,210	$92,626

Shares:
Weighted-average common shares outstanding - basic	90,713	89,776	90,479	89,831
Effect of dilutive securities:
Stock options and restricted stock	549	471	545	479
Warrants	40	281	46	274
Weighted-average common shares outstanding - diluted	91,302	90,528	91,070	90,584

Earnings per common share:
Basic	$0.55	$0.50	$1.07	$1.03
Diluted	0.55	0.50	1.07	1.02
Stock Options
Options to purchase 305 thousand shares for the three and six months ended June 30, 2015 and 785 thousand shares for the three and six months ended June 30, 2014 were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 122 thousand shares and 88 thousand shares for the three and six months ended June 30, 2015, respectively, and 183 thousand shares and 185 thousand shares for the three and six months ended June 30, 2014, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, were excluded from the calculation of diluted earnings per share for the respective periods presented.
Series A Preferred Stock
On May 22, 2015, the Company announced the exercise of its right for conversion of its Series A Preferred Stock, effective on June 1, 2015, which resulted in the issuance of approximately 1.1 million common shares from Treasury Stock. The weighted-average effect of the 1.1 million shares of potentially issuable common stock associated with the Series A Preferred Stock prior to conversion was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted earnings per share for the prior periods.

Note 14: Derivative Financial Instruments
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
Webster’s primary objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Webster uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps and caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable-rate cash flow. Forward-settle interest rate swaps protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances.
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
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded as accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015 and 2014, the Company recorded no ineffectiveness and immaterial amounts of ineffectiveness in earnings, respectively, attributable to the difference in the effective date of the swap and the effective date of the debt issuance.
At June 30, 2015, the Company has hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of three months, excluding transactions related to the payment of variable interest on existing financial instruments.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as ‘fair value’ hedges as of June 30, 2015 and December 31, 2014. There was no interest expense related to previous fair value hedges during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, there was $0.3 million and $1.1 million, respectively, related to previous fair value hedges recognized in interest expense.
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
The Company’s risk management strategy includes the use of interest rate derivatives, specifically futures contracts, to modify the re-pricing risk of assets and liabilities. As of June 30, 2015, all of the futures contracts have expired and there are currently no open positions.
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
The Company enters into Risk Participation Agreements ("RPA") as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid) the risk associated with certain derivative positions executed with the borrower by a lead bank. The RPA guarantee is recorded on the balance sheet at fair value, with changes in fair value recognized each period in other non-interest income.

Derivative positions
The notional amount of derivative instruments are shown in the table below:

(In thousands)	At June 30, 2015	At December 31, 2014
Interest rate derivatives	$4,907,902	$10,237,325
RPAs	112,344	90,448
Other	60	60
Total notional amount of derivative instruments	$5,020,306	$10,327,833
The table below presents the fair value for Webster’s derivative instruments as well as their classification in the accompanying Condensed Consolidated Balance Sheets. Information about the valuation methods used to measure fair value is provided in Note 15: Fair Value Measurements.

	At June 30, 2015		At December 31, 2014
(In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Interest rate derivatives	$3,907	$1,219	$4,481	$4,598

Derivatives not designated as hedging instruments:
Interest rate derivatives	44,174	25,878	48,209	31,915
RPAs	159	218	182	258
Other	—	6	—	7
Total derivatives not designated as hedging instruments	$44,333	$26,102	$48,391	$32,180
Amounts recorded in AOCL related to cash flow hedges
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.5 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At June 30, 2015, the remaining unamortized loss on the termination of cash flow hedges is $31.8 million. Over the next twelve months, the Company estimates that $8.5 million will be reclassified from AOCL as an increase to interest expense.
The net losses included in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Amount of net loss reclassified from AOCL to interest expense	$2,192	$2,115	$4,284	$4,336
Amount of net loss (income) recognized as OCI	1,482	(6,084)	(3,407)	(14,113)
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Interest rate derivatives	$1,671	$1,422	$4,308	$3,205
RPA	(42)	53	(118)	143
Other	(43)	(33)	(85)	(68)
Total impact on non-interest income	$1,586	$1,442	$4,105	$3,280

Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a master netting agreement. Hedge accounting positions are recorded on a gross basis in other assets for gain positions and in other liabilities for loss positions, while non-hedge accounting net positions are recorded in other assets for a net gain position and in other liabilities for a net loss position in the accompanying Condensed Consolidated Balance Sheets.
The table below presents the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At June 30, 2015
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM(Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$387,958	$—	$(1,219)	$1,180	$(4,789)	$(4,828)	$4,100	$—
Dealer B	297,085	1,302	—	695	(5,271)	(3,274)	3,210	—
Dealer C	5,944	—	—	—	(520)	(520)	—	—
Dealer D	346,829	651	—	429	(1,376)	(296)	—	—
Dealer E	437,134	1,954	—	536	(1,669)	821	(1,470)	—
Dealer F (2)	1,103,969	—	—	4,175	(16,714)	(12,539)	33,034	20,495
Total	$2,578,919	$3,907	$(1,219)	$7,015	$(30,339)	$(20,636)	$38,874

	At December 31, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total MTM (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		MTM Gain	MTM Loss	MTM Gain	MTM Loss
Dealer A	$427,430	$—	$(739)	$1,861	$(6,576)	$(5,454)	$5,300	$—
Dealer B	319,663	1,494	—	978	(6,420)	(3,948)	3,610	—
Dealer C	11,538	—	—	—	(834)	(834)	—	—
Dealer D	303,663	747	—	1,147	(1,627)	267	(400)	—
Dealer E	424,401	2,240	—	867	(1,698)	1,409	(1,420)	—
Dealer F (2)	6,631,936	—	(3,858)	555	(17,629)	(20,932)	39,037	18,105
Total	$8,118,631	$4,481	$(4,597)	$5,408	$(34,784)	$(29,492)	$46,127

(1)
Net positive exposure represents over-collateralized loss positions, which can be the result of DCO initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(2)	Dealer F represents Chicago Mercantile Exchange, our designated DCO.
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. The Company has International Swap Derivative Association ("ISDA") Master agreements, including a Credit Support Annex ("CSA"), with all derivative counterparties. The ISDA Master agreements provide that on each payment date, all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA provides, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the CSA, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
The Company’s credit exposure on interest rate derivatives with non-dealer counterparties is limited to the net favorable value, including accrued interest, of all such instruments, reduced by the amount of collateral pledged by the counterparties. The Company's credit exposure related to derivatives with dealer counterparties is significantly mitigated with cash collateral equal to, or in excess of, the market value of the instrument, updated daily.

In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $38.9 million in net margin collateral posted with financial counterparties at June 30, 2015, which were comprised of approximately $40.4 million in margin collateral posted to financial counterparties or DCO and approximately $1.5 million received from financial counterparties. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $44.2 million at June 30, 2015. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $18.4 million at June 30, 2015. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.
Mortgage Banking Derivatives
Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At June 30, 2015, outstanding rate locks totaled approximately $70.5 million, and the outstanding commitments to sell residential mortgage loans totaled approximately $114.3 million. Forward sales, which include mandatory forward commitments of approximately $112.7 million at June 30, 2015, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. At June 30, 2015, the fair value of interest rate locked loan commitments and forward sales commitments totaled gains of $1.6 million and a loss of $0.1 million at December 31, 2014 and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company enters into foreign currency forward contracts that are not designated for hedge accounting to minimize fluctuations of currency exchange rates on certain lending arrangements. The carrying amount and fair value of foreign currency forward contracts are immaterial at June 30, 2015 and December 31, 2014.

Note 15: Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Level 1 securities include equity securities in financial institutions and U.S. Treasury Bills.
If quoted market prices are not available, the Company classifies securities within Level 2 of the valuation hierarchy, and employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, CMBS, CLO, single-issuer trust preferred securities, and corporate debt.
When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified within Level 3, and reliance is placed upon internally developed models and management judgment for valuation.
Derivative Instruments. Fed funds futures contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustment related to credit risk is required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

Mortgage Banking Derivatives. Mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which the Company agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust. Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $4.0 million as of June 30, 2015.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $8.3 million in unfunded commitments remaining for its alternative investments as of June 30, 2015. See the Investment Securities Portfolio section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Contingent Consideration. Management's assessment of the identifiable asset assumed as part of the health savings account business acquisition does not show any factors that would otherwise have a significant impact in its fair value as of the second quarter of 2015. The contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid for account attrition that occurs during the eighteen-month period beginning on the closing date of the transaction. The valuation is reliant upon a pricing model and techniques that require significant management judgment or estimation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy. The key assumptions considered in the valuation model are a 2.5% annual growth rate, a 13.0% annual account attrition rate plus approximately 6.0% of shock attrition in 2015, a 16.5% discount rate, and a premium on deposits of 4.5%.
Contingent Liability. Management's assessment of the identifiable liability assumed as part of the health savings account business acquisition, does not show any factors that would otherwise have a significant impact in its fair value as of the second quarter of 2015. The liability's valuation is based upon unobservable inputs. Therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Summaries of the fair values for assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
U.S. Treasury Bills	$425	$425	$—	$—
Agency CMO	606,408	—	606,408	—
Agency MBS	1,022,088	—	1,022,088	—
Agency CMBS	94,615	—	94,615	—
CMBS	589,855	—	589,855	—
CLO	372,887	—	372,887	—
Single issuer trust preferred securities	38,951	—	38,951	—
Corporate debt	108,488	—	108,488	—
Equity securities	3,441	3,441	—	—
Total available-for-sale investment securities	2,837,158	3,866	2,833,292	—
Derivative instruments	48,286	—	48,286	—
Mortgage banking derivatives	1,563	—	1,563	—
Investments held in Rabbi Trust	5,553	5,553	—	—
Alternative investments	2,315	—	—	2,315
Contingent Consideration	5,000	—	—	5,000
Total financial assets held at fair value	$2,899,875	$9,419	$2,883,141	$7,315
Financial liabilities held at fair value:
Derivative instruments	$27,349	$—	$27,349	$—
Contingent liability	6,000	—	—	6,000
Total financial liabilities held at fair value	$33,349	$—	$27,349	$6,000

	At December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	550,988	—	550,988	—
Agency MBS	1,028,518	—	1,028,518	—
Agency CMBS	80,266	—	80,266	—
CMBS	553,393	—	553,393	—
CLO	425,734	—	425,734	—
Single issuer trust preferred securities	38,245	—	38,245	—
Corporate debt	110,301	—	110,301	—
Equity securities	5,903	5,903	—	—
Total available-for-sale investment securities	2,793,873	6,428	2,787,445	—
Derivative instruments	52,872	—	52,872	—
Mortgage banking derivatives	18	—	18	—
Investments held in Rabbi Trust	5,901	5,901	—	—
Alternative investments	475	—	—	475
Contingent Consideration	—	—	—	—
Total financial assets held at fair value	$2,853,139	$12,329	$2,840,335	$475
Financial liabilities held at fair value:
Derivative instruments	$36,777	$293	$36,484	$—
Contingent liability	—	—	—	—
Total financial liabilities held at fair value	$36,777	$293	$36,484	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Financial Assets
(In thousands)	Alternative Investments	Contingent Consideration	Total	Contingent Liability
At January 1, 2015	$475	$—	$475	$—
Acquisition	—	5,000	5,000	6,000
Unrealized loss included in net income	(153)	—	(153)	—
Purchases/capital calls	2,028	—	2,028	—
Calls/paydowns	(35)	—	(35)	—
At June 30, 2015	$2,315	$5,000	$7,315	$6,000
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
Loans Held for Sale. Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy. On occasion, the loans held for sale portfolio includes commercial loans, which require adjustments for changes in loan characteristics. When observable data is unavailable, such loans are classified within Level 3.
Impaired Loans and Leases. Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using customized discounting criteria. As such, impaired loans and leases are classified as Level 3 of the fair value hierarchy.
Other Real Estate Owned (OREO) and Repossessed Assets. The total book value of OREO and repossessed assets was $5.0 million at June 30, 2015. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$34,354	Real Estate Appraisals	Discount for appraisal type	0% - 20%
			Discount for costs to sell	0% - 8.5%
Other real estate owned	$1,443	Real Estate Appraisals	Discount for appraisal type	20% - 50%
			Discount for costs to sell	8%
Mortgage servicing assets	$31,366	Discounted cash flow	Constant prepayment rate	7.4% - 32.4%
			Discount rates	1.4% - 3.4%

Fair Value of Financial Instruments
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash, Due from Banks, and Interest-bearing Deposits. The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and, as such, assets do not present unanticipated credit concerns. Cash, due from banks, and interest-bearing deposits are classified within Level 1 of the fair value hierarchy.
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Webster has procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-Maturity investments, which include agency CMO, agency MBS, agency CMBS, Municipal, and Private Label MBS securities, are classified within Level 2 of the fair value hierarchy.
Loans and Leases, net. The estimated fair value of loans and leases held for investment is calculated using a discounted cash flow method, using future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans and leases is estimated using the net present value of the expected cash flows. Loans and leases are classified within Level 3 of the fair value hierarchy.
Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Securities Sold Under Agreements to Repurchase and Other Borrowings. The carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other borrowings that mature within 90 days. The fair values of all other borrowings are estimated using discounted cash flow analysis based on current market rates adjusted, as appropriate, for associated credit risks. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of Federal Home Loan Bank ("FHLB") advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.

The estimated fair values of selected financial instruments are as follows:

	At June 30, 2015		At December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$4,064,022	$4,114,595	$3,872,955	$3,948,706
Loans held for sale	63,535	63,818	67,952	68,705
Level 3
Loans and leases, net	14,609,666	14,634,594	13,740,761	13,775,850
Mortgage servicing assets (1)	20,035	31,366	19,379	28,690
Alternative investments	12,781	17,858	16,524	18,046
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$15,182,612	$15,182,612	$13,380,018	$13,380,018
Time deposits	2,111,654	2,125,908	2,271,587	2,288,760
Securities sold under agreements to repurchase and other borrowings	1,014,504	1,033,354	1,250,756	1,271,596
FHLB advances (2)	2,509,285	2,519,190	2,859,431	2,872,515
Long-term debt (3)	226,297	220,542	226,237	227,751
The following adjustments to the carrying amount are not included in the fair value:

(1)	Mortgage servicing assets is net of $25 thousand and $23 thousand in reserves at June 30, 2015 and December 31, 2014, respectively.

(2)	FHLB advances is net of $30 thousand and $37 thousand in unamortized premiums at June 30, 2015 and December 31, 2014, respectively.

(3)	Long-term debt is net of $1.0 million and $1.1 million in unamortized discounts at June 30, 2015 and December 31, 2014, respectively.
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

Note 16: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following tables summarize the components of net periodic benefit cost (benefit):

	Three months ended June 30,
	Webster Pension		Webster SERP		Other Postretirement Benefits
(In thousands)	2015	2014	2015	2014	2015	2014
Service cost	$13	$10	$—	$—	$—	$—
Interest cost on benefit obligations	2,015	2,002	87	92	31	34
Expected return on plan assets	(2,974)	(2,875)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	19
Recognized net loss	1,435	688	115	23	12	—
Net periodic benefit cost (benefit)	$489	$(175)	$202	$115	$61	$53

	Six months ended June 30,
	Webster Pension		Webster SERP		Other Postretirement Benefits
(In thousands)	2015	2014	2015	2014	2015	2014
Service cost	$23	$20	$—	$—	$—	$—
Interest cost on benefit obligations	4,004	4,005	173	184	62	68
Expected return on plan assets	(5,937)	(5,750)	—	—	—	—
Amortization of prior service cost	—	—	—	—	36	37
Recognized net loss	2,862	1,375	195	46	24	—
Net periodic benefit cost (benefit)	$952	$(350)	$368	$230	$122	$105
The Webster Bank Pension Plan and the supplemental pension plan were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.

Note 17: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans (collectively, the "Plans"), under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Stock options	$68	$224	$232	$776
Restricted stock	2,926	2,553	5,044	4,774
Total stock compensation expense	$2,994	$2,777	$5,276	$5,550
The following table provides a summary of unrecognized stock compensation expense:

	At June 30, 2015
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$190	0.7 years
Restricted stock	$17,070	2.1 years

The following table provides a summary of the activity under the Plans for the six months ended June 30, 2015:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2015	243,015	$27.03	2,279	$29.34	130,193	$28.61	1,900,144	$24.95
Granted	212,025	34.75	12,531	34.45	138,591	36.15	—	—
Exercised options	—	—	—	—	—	—	(169,955)	18.35
Vested restricted stock awards (1)	(113,142)	28.10	(6,455)	32.65	(84,075)	30.77	—	—
Forfeited	(4,293)	29.76	—	—	—	—	(58,710)	42.39
Outstanding, at June 30, 2015	337,605	$31.49	8,355	$34.45	184,709	$33.30	1,671,479	$25.01

Options exercisable, at June 30, 2015							1,563,304	$25.15
Options expected to vest, at June 30, 2015							103,916	$23.00

(1)	Vested for purposes of recording compensation expense.
Time-based restricted stock. Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The Plans limit the number of time-based awards that may be granted to an eligible individual in a calendar year to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value, which is measured using the Company's common stock closing price at the date of grant.
Performance-based restricted stock. Performance-based restricted stock awards vest after a three year performance period, with share quantity dependent on that performance. Awards granted in 2015 and 2014 vest in a range from zero to 150%, while previous awards vest in a range from zero to 200% of the target number of shares under the grant. The performance-based shares granted in 2015 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% upon Webster's average of return on equity for each year during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. There were 1,519,359 non-qualified stock options and 152,120 incentive stock options outstanding at June 30, 2015.

Note 18: Segment Reporting
Beginning in 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the January 2015 acquisition of the health savings account business of JPMorgan Chase Bank, N.A., the reported revenue of the HSA Bank segment is now in excess of 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are now disclosed separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation.
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
The following tables present the results for Webster’s business segments and incorporate the allocation of the provision for loan and lease losses and income tax expense to each of Webster’s business segments for the periods presented:

	Three months ended June 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$62,192	$87,605	$17,763	$2,501	$(6,550)	$163,511
Provision (benefit) for loan and lease losses	12,585	1,009	—	(177)	(667)	12,750
Net interest income (loss) after provision for loan and lease losses	49,607	86,596	17,763	2,678	(5,883)	150,761
Non-interest income	7,826	28,280	16,283	2,350	5,112	59,851
Non-interest expense	27,201	82,461	20,158	4,597	3,029	137,446
Income (loss) before income tax expense	30,232	32,415	13,888	431	(3,800)	73,166
Income tax expense (benefit)	8,302	9,395	3,952	134	(1,120)	20,663
Net income (loss)	$21,930	$23,020	$9,936	$297	$(2,680)	$52,503

	Three months ended June 30, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$57,657	$87,950	$9,561	$2,147	$(2,193)	$155,122
Provision for loan and lease losses	5,307	3,531	—	312	100	9,250
Net interest income (loss) after provision for loan and lease losses	52,350	84,419	9,561	1,835	(2,293)	145,872
Non-interest income	7,949	25,828	7,588	2,520	3,711	47,596
Non-interest expense	25,115	80,061	9,132	4,408	3,759	122,475
Income (loss) before income tax expense	35,184	30,186	8,017	(53)	(2,341)	70,993
Income tax expense (benefit)	11,361	9,835	2,592	(19)	(610)	23,159
Net income (loss)	$23,823	$20,351	$5,425	$(34)	$(1,731)	$47,834

	Six months ended June 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$123,770	$171,844	$34,228	$4,896	$(11,463)	$323,275
Provision (benefit) for loan and lease losses	15,959	7,430	—	(234)	(655)	22,500
Net interest income (loss) after provision for loan and lease losses	107,811	164,414	34,228	5,130	(10,808)	300,775
Non-interest income	17,351	53,820	31,434	4,676	10,460	117,741
Non-interest expense	53,670	164,151	39,116	9,476	5,123	271,536
Income (loss) before income tax expense	71,492	54,083	26,546	330	(5,471)	146,980
Income tax expense (benefit)	21,769	16,468	8,083	101	(1,666)	44,755
Net income (loss)	$49,723	$37,615	$18,463	$229	$(3,805)	$102,225

	Six months ended June 30, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$113,809	$175,291	$18,767	$4,308	$(1,752)	$310,423
Provision (benefit) for loan and lease losses	15,752	4,176	—	758	(2,436)	18,250
Net interest income after provision for loan and lease losses	98,057	171,115	18,767	3,550	684	292,173
Non-interest income	15,900	50,264	14,477	5,141	11,642	97,424
Non-interest expense	51,134	161,579	19,279	8,964	5,982	246,938
Income (loss) before income tax expense	62,823	59,800	13,965	(273)	6,344	142,659
Income tax expense (benefit)	19,551	18,610	4,346	(85)	1,974	44,396
Net income (loss)	$43,272	$41,190	$9,619	$(188)	$4,370	$98,263
The following table presents the total assets for Webster’s business segments for the periods presented:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At June 30, 2015	$7,026,256	$8,173,322	$90,807	$440,168	$7,890,233	$23,620,786
At December 31, 2014	6,550,868	8,198,115	25,148	400,425	7,358,616	22,533,172

Note 19: Commitments and Contingencies
Credit-Related Financial Instruments
The Company offers credit-related financial instruments, in the normal course of business to meet certain financing needs of its customers, that involve off-balance sheet risk. These transactions may include an unused commitment to extend credit, standby letter of credit, or commercial letter of credit. Such transactions involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2015	At December 31, 2014
Commitments to extend credit	$4,883,222	$4,376,733
Standby letter of credit	146,932	142,964
Commercial letter of credit	32,779	27,787
Total credit-related financial instruments with off-balance sheet risk	$5,062,933	$4,547,484
Commitments to Extend Credit. The Company makes commitments under various terms to lend funds to customers at a future point in time. These commitments include revolving credit arrangements, term loan commitments, and short-term borrowing agreements. Most of these loans have fixed expiration dates or other termination clauses where a fee may be required. Since commitments routinely expire without being funded, or after required availability of collateral occurs, the total commitment amount does not necessarily represent future liquidity requirements.
Standby Letter of Credit. A standby letter of credit commits the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit, which is often part of a larger credit agreement under which security is provided. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of a standby letter of credit represents the maximum amount of potential future payments the Company could be required to make, and is the Company's maximum credit risk.
Commercial Letter of Credit. A commercial letter of credit is issued to facilitate either domestic or foreign trade arrangements for customers. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in transit. Similar to a standby letter of credit, a commercial letter of credit is often secured by an underlying security agreement including the assets or inventory they relate to.
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,320	$4,711	$5,151	$4,384
(Benefit) provision	(313)	38	(3,144)	365
Balance, end of period	$2,007	$4,749	$2,007	$4,749
Additional Commitment
Webster Bank executed a $50 million FHLB advance on June 30, 2015. Company policy is to record transactions of this nature as of the date proceeds settle, which occurred July 1, 2015, and as such is not included in the accompanying Condensed Consolidated Balance Sheets.

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that at June 30, 2015 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by Webster or that the Company’s litigation reserves will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.
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
Management has identified accounting for (i) allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment, (iii) valuation of goodwill and other intangible assets, (iv) income taxes, and (v) defined benefit pension plans as the Company’s most critical accounting policies in that they are important to the portrayal of the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2014 Form 10-K and, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended June 30, 2015, Webster’s net income available to common shareholders was $50.5 million, or $0.55 per diluted share, an increase of $5.3 million compared to $45.2 million, or $0.50 per diluted share, for the three months ended June 30, 2014. The $5.3 million increase is primarily due to an increase of $8.4 million in net interest income, an increase of $12.3 million in non-interest income and a $2.5 million decrease in income tax expense, partially offset by an increase of $15.0 million in non-interest expense, and an increase of $3.5 million in the provision for loan and lease losses.
For the six months ended June 30, 2015, Webster’s net income available to common shareholders was $97.6 million, or $1.07 per diluted share, an increase of $4.6 million compared to $93.0 million, or $1.02 per diluted share, for the six months ended June 30, 2014. The $4.6 million increase is primarily due to an increase of $12.9 million in net interest income and an increase of $20.3 million in non-interest income, partially offset by an increase of $24.6 million in non-interest expense, and an increase of $4.3 million in the provision for loan and lease losses.
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2015	2014	2015	2014
Earnings:
Net interest income	$163,511	$155,122	$323,275	$310,423
Provision for loan and lease losses	12,750	9,250	22,500	18,250
Total non-interest income	59,851	47,596	117,741	97,424
Total non-interest expense	137,446	122,475	271,536	246,938
Net income	52,503	47,834	102,225	98,263
Net income available to common shareholders	50,479	45,195	97,562	92,985
Per Share Data:
Weighted-average common shares - diluted	91,302	90,528	91,070	90,584
Net income available to common shareholders per common share - diluted	$0.55	$0.50	$1.07	$1.02
Dividends declared per common share	0.23	0.20	0.43	0.35
Dividends declared per Series A preferred share	—	21.25	21.25	42.50
Dividends declared per Series E preferred share	400.00	400.00	800.00	800.00
Book value per common share	24.55	23.64	24.55	23.64
Tangible book value per common share (1)	18.23	17.72	18.23	17.72
Selected Ratios:
Return on average assets (2)	0.90%	0.90%	0.89%	0.93%
Return on average common shareholders' equity	9.03	8.53	8.80	8.84
Tangible common equity ratio (1)	7.27	7.62	7.27	7.62
Common equity tier 1 risk-based capital (1) (3)	10.94	11.40	10.94	11.40
Return on average tangible common shareholders' equity (1)	12.49	11.51	12.16	12.00
Net interest margin	3.05	3.19	3.07	3.22
Efficiency ratio (1)	59.94	59.21	59.85	59.74

(1)
Based on non-GAAP financial measures, these items are utilized in evaluating the Company as management considers that they provide additional clarity in assessing its results. Other companies may define or calculate non-GAAP financial measures differently.

(2)	Annualized, based on net income before preferred dividend.

(3)	Calculated under the Basel III capital standard at June 30, 2015 and under the Basel I capital standard at June 30, 2014.

See the following tables for reconciliations of the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2015	2014
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,379,695	$2,284,622
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	580,908	533,402
Tangible common shareholders' equity (non-GAAP)	$1,676,077	$1,599,571
Common shares outstanding	91,919	90,246
Tangible book value per common share (non-GAAP)	$18.23	$17.72

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,379,695	$2,284,622
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	580,908	533,402
Tangible common shareholders' equity (non-GAAP)	$1,676,077	$1,599,571
Total Assets (GAAP)	$23,620,786	$21,524,484
Less: Goodwill and other intangible assets (GAAP)	580,908	533,402
Tangible assets (non-GAAP)	$23,039,878	$20,991,082
Tangible common equity ratio (non-GAAP)	7.27%	7.62%

Common equity tier 1 risk-based capital (non-GAAP):
Shareholders' equity (GAAP)	$2,379,695	$2,284,622
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	580,908	533,402
Accumulated other comprehensive loss (GAAP)	(60,695)	(29,995)
Adjustment to accumulated other comprehensive loss (regulatory)	36	—
Add back: DTL related to goodwill and other intangibles (regulatory)	9,930	9,928
BASEL III transitions adjustment for intangibles (regulatory)	25,098	—
Common equity tier 1 (regulatory)	$1,771,764	$1,639,494
Risk-weighted assets (regulatory)	$16,198,545	$14,381,562
Common equity tier 1 risk-based capital (non-GAAP)	10.94%	11.40%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$50,479	$45,195	$97,562	$92,985
Intangible assets amortization, tax-affected at 35% (GAAP)	1,198	435	2,035	1,194
Net income excluding amortization (non-GAAP)	$51,677	$45,630	$99,597	$94,179
Net income excluding amortization, annualized (non-GAAP)	$206,708	$182,520	$199,194	$188,358
Average shareholders' equity (non-GAAP)	$2,378,852	$2,270,809	$2,364,458	$2,254,978
Less: Average Preferred stock (non-GAAP)	142,109	151,649	146,853	151,649
Average Goodwill and other intangible assets (non-GAAP)	581,911	533,649	579,323	534,142
Average tangible common equity (non-GAAP)	$1,654,832	$1,585,511	$1,638,282	$1,569,187
Return on average tangible common shareholders' equity (non-GAAP)	12.49%	11.51%	12.16%	12.00%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$137,446	$122,475	$271,536	$246,938
Less: Foreclosed property expense (GAAP)	146	134	315	592
Intangible assets amortization (GAAP)	1,843	669	3,131	1,837
Other expense (non-GAAP)	280	(49)	1,291	(97)
Non-interest expense (non-GAAP)	$135,177	$121,721	$266,799	$244,606
Net interest income (GAAP)	$163,511	$155,122	$323,275	$310,423
Less: Net gain on sale of investment securities (GAAP)	486	—	$529	$4,336
Other (non-GAAP)	—	(73)	—	(161)
Add back: FTE adjustment (non-GAAP)	2,626	2,783	5,283	5,796
Non-interest income (GAAP)	59,851	47,596	117,741	97,424
Income (non-GAAP)	$225,502	$205,574	$445,770	$409,468
Efficiency ratio (non-GAAP)	59.94%	59.21%	59.85%	59.74%

The following tables summarize the Company's daily average balances, interest average yields, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$14,508,701	$136,223	3.74%	$13,129,865	$126,292	3.83%
Securities (1)	6,854,413	51,483	3.02	6,411,407	52,604	3.29
Federal Home Loan and Federal Reserve Bank stock	192,707	1,379	2.87	166,350	1,158	2.79
Interest-bearing deposits	124,769	79	0.25	16,792	11	0.27
Loans held for sale	50,382	432	3.43	20,099	215	4.27
Total interest-earning assets	21,730,972	$189,596	3.48%	19,744,513	$180,280	3.64%
Non-interest-earning assets	1,657,980			1,507,081
Total assets	$23,388,952			$21,251,594

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,450,633	$—	—%	$3,099,114	$—	—%
Savings, checking, & money market deposits	11,767,724	5,300	0.18	9,752,872	4,413	0.18
Time deposits	2,163,918	6,233	1.16	2,280,571	6,438	1.13
Total deposits	17,382,275	11,533	0.27	15,132,557	10,851	0.29

Securities sold under agreements to repurchase and other borrowings	1,111,385	4,186	1.49	1,412,820	5,082	1.42
Federal Home Loan Bank advances	2,092,840	5,329	1.01	2,035,813	4,002	0.78
Long-term debt	226,277	2,411	4.26	249,276	2,440	3.91
Total borrowings	3,430,502	11,926	1.38	3,697,909	11,524	1.24
Total interest-bearing liabilities	20,812,777	$23,459	0.45%	18,830,466	$22,375	0.47%
Non-interest-bearing liabilities	197,323			150,319
Total liabilities	21,010,100			18,980,785

Preferred stock	142,109			151,649
Common shareholders' equity	2,236,743			2,119,160
Webster Financial Corporation shareholders' equity	2,378,852			2,270,809
Total liabilities and equity	$23,388,952			$21,251,594
Tax-equivalent net interest income		$166,137			$157,905
Less: tax equivalent adjustments		(2,626)			(2,783)
Net interest income		$163,511			$155,122
Net interest margin			3.05%			3.19%

(1)	Daily average balances and yields of securities available for sale are based upon the historical amortized cost.

	Six months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$14,253,012	$267,477	3.75%	$12,992,371	$250,804	3.85%
Securities (1)	6,775,633	103,909	3.08	6,416,165	107,529	3.36
Federal Home Loan and Federal Reserve Bank stock	192,997	2,695	2.82	162,675	2,325	2.88
Interest-bearing deposits	112,393	142	0.25	16,373	22	0.27
Loans held for sale	45,551	942	4.14	19,119	392	4.1
Total interest-earning assets	21,379,586	$375,165	3.51%	19,606,703	$361,072	3.68%
Non-interest-earning assets	1,650,845			1,509,416
Total assets	$23,030,431			$21,116,119

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,452,428	$—	—%	$3,098,058	$—	—%
Savings, checking & money market deposits	11,655,056	10,136	0.18	9,798,648	8,932	0.18
Time deposits	2,203,169	12,939	1.18	2,265,510	12,563	1.12
Total deposits	17,310,653	23,075	0.27	15,162,216	21,495	0.29

Securities sold under agreements to repurchase and other borrowings	1,154,962	8,573	1.48	1,382,301	10,287	1.48
Federal Home Loan Bank advances	1,764,602	10,150	1.14	1,879,609	7,849	0.83
Long-term debt	226,263	4,809	4.25	278,966	5,222	3.74
Total borrowings	3,145,827	23,532	1.49	3,540,876	23,358	1.31
Total interest-bearing liabilities	20,456,480	$46,607	0.46%	18,703,092	$44,853	0.48%
Noninterest-bearing liabilities	209,493			158,049
Total liabilities	20,665,973			18,861,141

Preferred stock	146,853			151,649
Common shareholders' equity	2,217,605			2,103,329
Webster Financial Corporation shareholders' equity	2,364,458			2,254,978
Total liabilities and equity	$23,030,431			$21,116,119
Tax-equivalent net interest income		$328,558			$316,219
Less: tax equivalent adjustments		(5,283)			(5,796)
Net interest income		$323,275			$310,423
Net interest margin			3.07%			3.22%

(1)	Daily average balances and yields of securities available for sale are based upon the historical amortized cost.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.3% of total revenue for the six months ended June 30, 2015. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
Net interest income totaled $163.5 million for the three months ended June 30, 2015 compared to $155.1 million for the three months ended June 30, 2014, an increase of $8.4 million. The increase in net interest income during the three months ended June 30, 2015 was primarily the result of a strong increase in loans and leases, partially offset by declining reinvestment spreads of earning assets. The associated net interest margin decreased 14 basis points to 3.05% during the three months ended June 30, 2015 from 3.19% for the three months ended June 30, 2014. Market interest rates remained at historically low levels during the periods presented.
Net interest income totaled $323.3 million for the six months ended June 30, 2015 compared to $310.4 million for the six months ended June 30, 2014, an increase of $12.9 million. The increase in net interest income during the six months ended June 30, 2015 was primarily the result of a strong increase in loans and leases, partially offset by declining reinvestment spreads of earning assets. The associated net interest margin decreased 15 basis points to 3.07% during the six months ended June 30, 2015 from 3.22% for the six months ended June 30, 2014. Market interest rates remained at historically low levels during the periods presented.
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
The following table reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2015 vs. 2014 Increase (decrease) due to			2015 vs. 2014 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(3,012)	$12,943	$9,931	$(6,728)	$23,401	$16,673
Loans held for sale	(50)	267	217	4	546	550
Investments (1)	(5,326)	4,494	(832)	(11,015)	7,885	(3,130)
Total interest income	$(8,388)	$17,704	$9,316	$(17,739)	$31,832	$14,093
Interest on interest-bearing liabilities:
Deposits	$(818)	$1,500	$682	$(1,522)	$3,102	$1,580
Borrowings	1,256	(854)	402	2,952	(2,778)	174
Total interest expense	$438	$1,536	$1,084	$1,430	$324	$1,754
Net change in net interest income	$(8,826)	$16,168	$8,232	$(19,169)	$31,508	$12,339

(1)	Investments include: securities, Federal Home Loan and Federal Reserve bank stock, and interest-bearing deposits.

Average loans and leases increased $1.3 billion during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The loan and lease portfolio comprised 66.7% of the average interest-earning assets at June 30, 2015 compared to 66.3% of the average interest-earning assets at June 30, 2014. The loan and lease portfolio yield decreased 10 basis points to 3.75% for the six months ended June 30, 2015 compared to the loan and lease portfolio yield of 3.85% for the six months ended June 30, 2014. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current low interest rate environment.
Average investments increased $485.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The investments portfolio comprised 33.1% of the average interest-earning assets at June 30, 2015 compared to 33.6% of the average interest-earning assets at June 30, 2014. The investments portfolio yield decreased 28 basis points to 3.08% for the six months ended June 30, 2015 compared to the investments portfolio yield of 3.36% for the six months ended June 30, 2014. The decrease in the yield on investment securities is due to low market rates on purchases during the current period and increased balances with lower rates.
Average total deposits increased $2.1 billion during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is due to a $354.4 million increase in non-interest-bearing deposits and an increase of $1.8 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily a result of $1.4 billion in new deposits from the health savings account acquisition. The average cost of deposits decreased 2 basis points to 0.27% for the six months ended June 30, 2015 from 0.29% for the six months ended June 30, 2014. The decrease in the average cost of deposits is the result of improved product mix and pricing on certain deposit products, resulting in the proportion of higher costing certificates of deposit to total interest-bearing deposits decreasing to 15.9% for the three months ended June 30, 2015 from 18.8% for the six months ended June 30, 2014.
Average total borrowings decreased $395.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Borrowings decreased, even as growth in loans and securities exceeded organic deposit growth and operating cash flows, as cash balances brought on with the health savings account acquisition were utilized to pay down certain short-term FHLB advances. Average securities sold under agreements to repurchase and other borrowings decreased $227.3 million, and average Federal Home Loan Bank advances decreased $115.0 million. The average cost of borrowings increased 18 basis points to 1.49% for the six months ended June 30, 2015 from 1.31% for the six months ended June 30, 2014. The increase in average cost of borrowings is a result of the pay down of short-term lower cost borrowings.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Interest rate swaps on repurchase agreements	$360	$673	$721	$1,503
Interest rate swaps on FHLB advances	1,985	1,352	3,942	2,705
Interest rate swaps on senior fixed-rate notes	77	77	153	115
Interest rate swaps on brokered CDs and deposits	156	13	238	13
Net increase to interest expense on borrowings	$2,578	$2,115	$5,054	$4,336

Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At June 30, 2015, the allowance for loan and lease losses totaled $167.9 million, or 1.14% of total loans and leases, compared to $159.3 million, or 1.15% of total loans and leases, at December 31, 2014.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $6.9 million and $13.9 million for the three and six months ended June 30, 2015, respectively, compared to $8.0 million and $16.0 million for the three and six months ended June 30, 2014, respectively.
The provision for loan and lease losses of $12.8 million and $22.5 million for the three and six months ended June 30, 2015, respectively, increased $3.5 million and $4.3 million, respectively, compared to the three and six months ended June 30, 2014. The increase in provision for loan and lease losses was due primarily to the increase in loan balances and increase in specific reserves on impaired loans.
See the “Loan and Lease Portfolio” through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30,		Increase/		Six months ended June 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Non-Interest Income:
Deposit service fees	$34,493	$26,302	$8,191	31.1%	$67,118	$51,014	$16,104	31.6%
Loan related fees	5,729	4,890	839	17.2	11,408	9,372	2,036	21.7
Wealth and investment services	8,784	8,829	(45)	(0.5)	16,673	17,667	(994)	(5.6)
Mortgage banking activities	2,517	513	2,004	390.6	4,078	1,288	2,790	216.6
Increase in cash surrender value of life insurance policies	3,197	3,296	(99)	(3.0)	6,349	6,554	(205)	(3.1)
Gain on sale of investment securities	486	—	486	100.0	529	4,336	(3,807)	(87.8)
Impairment loss recognized in earnings	—	(73)	73	100.0	—	(161)	161	100.0
Other income	4,645	3,839	806	21.0	11,586	7,354	4,232	57.5
Total non-interest income	$59,851	$47,596	$12,255	25.7%	$117,741	$97,424	$20,317	20.9%
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2015 was $59.9 million, an increase of $12.3 million, or 25.7%, compared to $47.6 million for the three months ended June 30, 2014. The increase is attributable to increases in deposit service fees and mortgage banking activities.
The increase in non-interest income was driven by deposit service fees which increased $8.2 million, or 31.1%, driven by checking account service charges and check card interchange income primarily from health savings accounts due to growth in the number of accounts and the addition of the acquired accounts.
Mortgage banking activities increased $2.0 million, or 390.6%, due to higher settlement volume driven by mortgage originations increasing due to refinances tied to low interest rates and a strong spring home purchase season.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2015 was $117.7 million, an increase of $20.3 million, or 20.9%, compared to $97.4 million for the six months ended June 30, 2014. The increase is attributable to increases in deposit service fees, other income, mortgage banking activities, and loan related fees, partially offset by decreases in gain on sale of investment securities and wealth and investment services.
The increase in non-interest income was driven by deposit service fees which increased $16.1 million, or 31.6%, primarily driven by checking account service charges and check card interchange income primarily from health savings accounts due to growth in the number of accounts and the addition of the acquired accounts.
Other income increased $4.2 million, or 57.5%, due in part to $1.6 million of interest related to income tax refunds.
Mortgage banking activities increased $2.8 million, or 216.6%, due to higher settlement volume driven by mortgage originations increasing due to refinances tied to low interest rates and a strong spring home purchase season.
Loan related fees increased $2.0 million, or 21.7%, primarily due to growth in unused line fees.
The gain on sale of investment securities decreased $3.8 million, or 87.8%, due to limited sale activity in the current year.
Wealth and investment services income decreased $1.0 million, or 5.6%, due to a decline in 2015 first quarter sales production from Webster Investment Services and revenue reductions tied to lower assets under management.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended June 30,		Increase/		Six months ended June 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$74,043	$65,711	$8,332	12.7%	$144,907	$132,082	$12,825	9.7%
Occupancy	11,680	11,491	189	1.6	25,276	24,250	1,026	4.2
Technology and equipment	20,224	15,737	4,487	28.5	39,472	30,747	8,725	28.4
Intangible assets amortization	1,843	669	1,174	175.5	3,131	1,837	1,294	70.4
Marketing	4,245	4,249	(4)	(0.1)	8,421	7,429	992	13.4
Professional and outside services	2,875	1,269	1,606	126.6	5,328	3,971	1,357	34.2
Deposit insurance	5,492	5,565	(73)	(1.3)	11,733	10,876	857	7.9
Other expense	17,044	17,784	(740)	(4.2)	33,268	35,746	(2,478)	(6.9)
Total non-interest expense	$137,446	$122,475	$14,971	12.2%	$271,536	$246,938	$24,598	10.0%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2015 was $137.4 million, an increase of $15.0 million, or 12.2%, compared to $122.5 million for the three months ended June 30, 2014. The increase is attributable to increases in compensation and benefits, technology and equipment, and professional and outside services, partially offset by a decrease in other expense.
Compensation and benefits increased $8.3 million, or 12.7%, due to increases in base compensation, incentive compensation, and an increase in the Company's stock price year over year, which increased deferred compensation.
Technology and equipment increased $4.5 million, or 28.5%, primarily driven by transitional service costs related to the HSA acquisition and implementation costs associated with the new HSA technology platform.
Professional and outside services increased $1.6 million, or 126.6%, primarily driven by HSA Bank platform administrative support.
Other expense decreased $0.7 million, or 4.2%, the result of a $1.7 million favorable adjustment in the quarter related to a claim for reduced deposit insurance assessment for prior years somewhat offset by slight increases in various other miscellaneous expenses.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2015 was $271.5 million, an increase of $24.6 million, or 10.0%, compared to $246.9 million for the six months ended June 30, 2014. The increase is attributable to increases in compensation and benefits, technology and equipment, professional and outside services, marketing and occupancy, partially offset by a decrease in other expense.
Compensation and benefits increased $12.8 million, or 9.7%, due to an increase in base compensation due partially to the addition of customer facing resources and an increase in temporary help, primarily related to the HSA acquisition.
Technology and equipment increased $8.7 million, or 28.4%, primarily driven by transitional service costs related to the HSA acquisition and implementation costs associated with the HSA technology platform.
Professional and outside services increased $1.4 million, or 34.2%, driven by HSA Bank related administrative support.
Marketing increased $1.0 million, or 13.4%, due to higher advertising, promotion, and image related expenses.
Occupancy increased $1.0 million, or 4.2%, due to snow removal costs during the first quarter of 2015.
Other expense decreased $2.5 million, or 6.9%, as a result of a favorable adjustment to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve and a $1.7 million favorable adjustment related to a claim for reduced deposit insurance assessment for prior years offset by slight increases in various other miscellaneous expenses.

Income Taxes
Webster recognized income tax expense of $20.7 million and $44.8 million, reflecting effective tax rates of 28.2% and 30.4% for the three and six months ended June 30, 2015, respectively, compared to $23.2 million and $44.4 million, and 32.6% and 31.1%, for the three and six months ended June 30, 2014, respectively.
The decrease in the effective rate for the three months ended June 30, 2015 principally reflects a $4.4 million reduction in the Company’s valuation allowance applicable to its state deferred tax assets, due to a change in their estimated realizability during the current period, partially offset by the effects of increased state and local tax expense and pre-tax income compared to the three months ended June 30, 2014.
The decrease in the effective rate for the six months ended June 30, 2015 principally reflects the effects of the $4.4 million reduction in the Company’s valuation allowance noted above partially offset by the $2.0 million net state tax benefit recognized in the three months ended March 31, 2014, and the effects of increased state and local tax expense and pre-tax income compared to the six months ended June 30, 2014.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 7 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2014 Form 10-K.

Segment Results
Beginning in 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the January 2015 acquisition of the health savings account business of JPMorgan Chase Bank, N.A., the reported revenue of the HSA Bank segment is now in excess of 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are now disclosed separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation. See Note 18: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for the funds transfer pricing and reporting methodologies.
The following tables present the performance summary of net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss):
Commercial Banking	$21,930	$23,823	$49,723	$43,272
Community Banking	23,020	20,351	37,615	41,190
HSA Bank	9,936	5,425	18,463	9,619
Private Banking	297	(34)	229	(188)
Corporate and Reconciling	(2,680)	(1,731)	(3,805)	4,370
Net income	$52,503	$47,834	$102,225	$98,263

	At June 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$7,026,256	$8,173,322	$90,807	$440,168	$7,890,233	$23,620,786
Total loans and leases	7,018,606	7,315,574	39	433,422	9,885	14,777,526
Total deposits	2,728,982	10,355,116	3,665,019	192,019	353,130	17,294,266

Total assets under management/assets under administration	—	2,785,598	1,074,173	1,681,602	—	5,541,373

	At December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$6,550,868	$8,198,115	$25,148	$400,425	$7,358,616	$22,533,172
Total loans and leases	6,559,020	6,927,302	166	395,667	17,870	13,900,025
Total deposits	3,203,344	10,103,698	1,824,799	211,298	308,466	15,651,605

Total assets under management/assets under administration	—	2,754,775	746,983	1,676,961	—	5,178,719

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
Commercial Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$62,192	$57,657	$123,770	$113,809
Provision for loan and lease losses	12,585	5,307	15,959	15,752
Net interest income after provision	49,607	52,350	107,811	98,057
Non-interest income	7,826	7,949	17,351	15,900
Non-interest expense	27,201	25,115	53,670	51,134
Income before income taxes	30,232	35,184	71,492	62,823
Income tax expense	8,302	11,361	21,769	19,551
Net income	$21,930	$23,823	$49,723	$43,272

(In thousands)	At June 30, 2015	At December 31, 2014
Total assets	$7,026,256	$6,550,868
Total loans and leases	7,018,606	6,559,020
Total deposits	2,728,982	3,203,344
Net interest income increased $4.5 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $7.3 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase is due to continued  growth in the commercial loan portfolio, coupled with an increase in reserves for impaired loans. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income decreased $0.1 million for the three months ended June 30, 2015 from the comparable period in 2014. The decrease is primarily due to slightly lower interest rate derivative revenue. Non-interest expense increased $2.1 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to new compensation and benefit costs related to strategic new hires and increased allocated costs.
Net interest income increased $10.0 million in the six months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $0.2 million in the six months ended June 30, 2015 from the comparable period in 2014. Management deems the reserve level adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $1.5 million for the six months ended June 30, 2015 from the comparable period in 2014, the increase is primarily due to loan related fees. Non-interest expense increased $2.5 million in the six months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to new compensation and benefit costs related to strategic new hires, the loss on the sale of an OREO property in March 2015, and increased allocated costs.
Loans increased $459.6 million from December 31, 2014. Loan originations in the three and six months ended June 30, 2015 and 2014 were $690.7 million and $1.3 billion and $670.8 million and $1.3 billion, respectively. Originations increased $53.9 million in the six months ended June 30, 2015 from the comparable period in 2014.
Total deposits decreased $474.4 million for the period ended June 30, 2015 compared to December 31, 2014. The decrease is primarily due to seasonality.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking, and a distribution network consisting of 165 banking centers and 314 ATMs, a customer care center, telephone banking, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers investment products, including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
At June 30, 2015 and December 31, 2014, Webster Investment Services had $2.8 billion of assets under administration. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$87,605	$87,950	$171,844	$175,291
Provision for loan and lease losses	1,009	3,531	7,430	4,176
Net interest income after provision	86,596	84,419	164,414	171,115
Non-interest income	28,280	25,828	53,820	50,264
Non-interest expense	82,461	80,061	164,151	161,579
Income before income taxes	32,415	30,186	54,083	59,800
Income tax expense	9,395	9,835	16,468	18,610
Net income	$23,020	$20,351	$37,615	$41,190

(In thousands)	At June 30, 2015	At December 31, 2014
Total assets	$8,173,322	$8,198,115
Total loans	7,315,574	6,927,302
Total deposits	10,355,116	10,103,698

Total assets under administration	2,785,598	2,754,775
Net interest income decreased $0.3 million in the three months ended June 30, 2015 from the comparable period in 2014. The decrease is due primarily to the effects of the persistent low interest rate environment. The provision for loan and lease losses decreased $2.5 million in the three months ended June 30, 2015 from the comparable period in 2014. The lower level of provision for the three months ended June 30, 2015 is the result of lower net charge-offs and lower delinquencies in consumer loans and a decrease in specific reserves calculated on individually impaired residential mortgages. Management deems the reserve level at June 30, 2015 adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $2.5 million in the three months ended June 30, 2015 from the comparable period in 2014, primarily due to higher gains from the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $2.4 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to increases in compensation, benefits and debit card processing expenses.

Net interest income decreased $3.4 million in the six months ended June 30, 2015 from the comparable period in 2014. The decrease is due primarily to the effects of the persistent low interest rate environment on the value of deposits. The provision for loan and lease losses increased $3.3 million in the six months ended June 30, 2015 from the comparable period in 2014. The lower level of provision for the six months ended June 30, 2014 includes a first quarter 2014 benefit related to updated qualitative factors used in estimating the segment's allowance for loan and lease losses. A similar benefit did not occur in the first quarter of 2015. Management deems the reserve level at June 30, 2015 adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $3.6 million in the six months ended June 30, 2015 from the comparable period in 2014, primarily due to higher gains from the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $2.6 million in the six months ended June 30, 2015 from the comparable period in 2014. The increase is primarily due to increases in compensation and benefits, marketing expenses and increased snow removal costs, which were partially offset by a decrease in amortization expense on intangible assets.
Total loans increased $388.3 million for the period ended June 30, 2015 compared to December 31, 2014. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans. Loan originations in the three and six months ended June 30, 2015 and 2014 were $555.6 million and $936.0 million and $457.5 million and $778.7 million, respectively. The increase of $157.2 million in originations during the six months ended June 30, 2015 is primarily due to increases in residential mortgage originations associated with refinances tied to low interest rates and a strong spring home purchase season.
Total deposits increased $251.4 million for the period ended June 30, 2015 compared to December 31, 2014, due to growth in business and personal transaction account balances which was partially offset by a decrease in certificate of deposit balances.

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

On January 13, 2015, Webster Bank completed its acquisition of JPMorgan Chase Bank, N.A.'s health savings account business. The acquisition of approximately 829,000 accounts, including approximately $1.4 billion in deposits and $185.0 million in assets under administration, solidifies the HSA Bank division as a leading administrator and depository of health savings accounts with more than 1.6 million accounts and more than $4.7 billion in footings at June 30, 2015.
HSA Bank Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$17,763	$9,561	$34,228	$18,767
Non-interest income	16,283	7,588	31,434	14,477
Non-interest expense	20,158	9,132	39,116	19,279
Income before income taxes	13,888	8,017	26,546	13,965
Income tax expense	3,952	2,592	8,083	4,346
Net income	$9,936	$5,425	$18,463	$9,619

(In thousands)	At June 30, 2015	At December 31, 2014
Total assets	$90,807	$25,148
Total deposits	3,665,019	1,824,799

Total assets under administration	1,074,173	746,983
Net interest income increased $8.2 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase was due higher HSA Bank's deposit balances and number of accounts as a result of the acquisition and organic growth, partially offset by a lower funds transfer credit. Non-interest income increased $8.7 million in the three months ended June 30, 2015 from the comparable period in 2014. The increases in HSA Bank's deposit balances and number of accounts resulted in an increase in deposit service fees and interchange income. Non-interest expense increased $11.0 million in the three months ended June 30, 2015 from the comparable period in 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts.
Net interest income increased $15.5 million in the six months ended June 30, 2015 from the comparable period in 2014. The increase was due to higher HSA Bank's deposit balances and number of accounts as a result of the acquisition and organic growth, partially offset by a lower funds transfer credit. Non-interest income increased $17.0 million in the six months ended June 30, 2015 from the comparable period in 2014. The increases in HSA Bank's deposit balances and number of accounts resulted in an increase in deposit service fees and interchange income. Non-interest expense increased $19.8 million in the six months ended June 30, 2015 from the comparable period in 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts.
Total deposits increased $1.8 billion at June 30, 2015 compared to December 31, 2014. Of the $1.8 billion, $1.4 billion was attributable to the acquired balances, and $440.2 million was attributable to the deposit growth for the six months ended June 30, 2015. Additionally, HSA Bank had $1.1 billion in linked brokerage accounts at June 30, 2015 compared to $747.0 million at December 31, 2014. Of the increase of $327.2 million, $185.0 million was attributable to the acquisition and $142.2 million was organic growth for the six months ended June 30, 2015.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services.
Private Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$2,501	$2,147	$4,896	$4,308
Provision (benefit) for loan and lease losses	(177)	312	(234)	758
Net interest income after provision (benefit)	2,678	1,835	5,130	3,550
Non-interest income	2,350	2,520	4,676	5,141
Non-interest expense	4,597	4,408	9,476	8,964
Income (loss) before income taxes	431	(53)	330	(273)
Income tax expense (benefit)	134	(19)	101	(85)
Net income (loss)	$297	$(34)	$229	$(188)

(In thousands)	At June 30, 2015	At December 31, 2014
Total assets	$440,168	$400,425
Total loans	433,422	395,667
Total deposits	192,019	211,298

Total assets under management or administration	1,681,602	1,676,961
Net interest income increased $0.4 million in the three months ended June 30, 2015 from the comparable period in 2014. The increase was due to loan balances growing by approximately $74.1 million for the three months ended June 30, 2015 compared to the comparable period in 2014. The provision for loan and lease losses decreased $0.5 million in the three months ended June 30, 2015 from the comparable period in 2014. The decreased provision expense is due primarily to improvements in the loss forecasts associated with home equity lines and loans and decreased charge-offs. Management deems the reserve level at June 30, 2015 adequate to cover inherent losses in the Private Banking portfolio. Non-interest income decreased $0.2 million in the three months ended June 30, 2015 from the comparable period in 2014. The decrease in non-interest income is due to revenue reductions tied to asset under management outflows associated with personnel departures related to a strategic shift in Private Bank's investment model in 2014.
Net interest income increased $0.6 million in the six months ended June 30, 2015 from the comparable period in 2014. The increase was due to Private Banking's $74.1 million growth in loan balances compared to the same period in 2014. The provision for loan and lease losses decreased $1.0 million in the six months ended June 30, 2015 from the comparable period in 2014. The decreased provision expense is due primarily to improvements in the loss forecasts associated with home equity lines and loans and decreases in charge-offs. Management deems the reserve level at June 30, 2015 adequate to cover inherent losses in the Private Banking portfolio. Non-interest income decreased $0.5 million in the six months ended June 30, 2015 from the comparable period in 2014. The decrease in non-interest income is due to revenue reductions tied to asset under management outflows associated with personnel departures related to a strategic shift in Private Bank's investment model in 2014. This decrease more than offset the 12% increase in fee income from the wealth advisory platform. Non-interest expense increased $0.5 million in the six months ended June 30, 2015 from the comparable period in 2014, primarily due to an increased investment in marketing, consulting related to enhancing investment management systems and occupancy expenses related to the move of the wealth advisory business, partially offset by a one time credit in compensation and benefits related to the aforementioned personnel departures in March 2014.
Private Banking total loans were $433.4 million and increased $37.8 million in the six months ended June 30, 2015, as loan originations and advances outpaced principal paydowns. Loan originations in the three and six months ended June 30, 2015 and 2014 were $48.7 million and $77.4 million and $13.9 million and $25.5 million, respectively.
Private Banking had approximately $1.5 billion in assets under management at June 30, 2015 and December 31, 2014, and $222.3 million and $214.7 million in assets under administration at June 30, 2015 and December 31, 2014, respectively.

Financial Condition
Webster had total assets of $23.6 billion at June 30, 2015 and $22.5 billion at December 31, 2014. Total loans and leases of $14.6 billion, net of allowance for loan and lease losses of $167.9 million, at June 30, 2015 increased $868.9 million compared to total loans and leases of $13.7 billion, net of allowance for loan and lease losses of $159.3 million, at December 31, 2014. Total deposits of $17.3 billion at June 30, 2015 increased $1.6 billion compared to total deposits of $15.7 billion at December 31, 2014. Non-interest-bearing deposits decreased 1.4%, while interest-bearing deposits increased 14.1% during the period.
At June 30, 2015, total shareholders' equity of $2.4 billion increased $56.9 million compared to total shareholders' equity of $2.3 billion at December 31, 2014. Changes in shareholders' equity for the six months ended June 30, 2015 included an increase for net income of $102.2 million, partially offset by decreases for $4.4 million in other comprehensive income, $39.0 million in common dividends, $4.7 million in preferred dividends, and a repurchase of $2.6 million of common stock. The quarterly cash dividend to common shareholders increased to $0.23 per common share on April 20, 2015 from $0.20 per common share since April 21, 2014. See the "Selected Financial Highlights" section and Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster Bank maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMO"), agency mortgage-backed securities ("agency MBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS"), and collateralized loan obligations ("CLO"). The held-to-maturity portfolio consists primarily of agency CMO, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), municipal bonds, and non-agency CMBS. The combined carrying value of investment securities totaled $6.9 billion and $6.7 billion at June 30, 2015 and December 31, 2014, respectively. Available-for-sale securities increased by $43.3 million, primarily due to new purchase activity, offset by principal payments. Held-to-maturity securities increased by $191.1 million, primarily due to the purchases of agency MBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the six months ended June 30, 2015 and 2014 was 3.08% and 3.36%, respectively.
The Company held $2.6 billion in investment securities that are in an unrealized loss position at June 30, 2015. Approximately $1.6 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.0 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $51.0 million at June 30, 2015. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment ("OTTI") in future periods.
For the six months ended June 30, 2015, the Company recorded no OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.2 million and $3.7 million of OTTI at June 30, 2015 and December 31, 2014, respectively, related to previously impaired CLO securities identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.

The following table summarizes the amortized cost, carrying value, and fair value of Webster’s investment securities:

	At June 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$425	$—	$—	$425	$525	$—	$—	$525
Agency CMO	599,596	8,518	(1,706)	606,408	543,417	8,636	(1,065)	550,988
Agency MBS	1,030,134	9,670	(17,716)	1,022,088	1,030,724	10,462	(12,668)	1,028,518
Agency CMBS	94,240	444	(69)	94,615	80,400	—	(134)	80,266
Non-agency CMBS	576,223	14,152	(520)	589,855	534,631	18,885	(123)	553,393
CLO	370,810	2,394	(317)	372,887	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,070	162	(3,281)	38,951	41,981	—	(3,736)	38,245
Corporate debt securities	105,285	3,203	—	108,488	106,520	3,781	—	110,301
Equity securities - financial institutions	3,499	—	(58)	3,441	3,500	2,403	—	5,903
Securities available-for-sale	$2,822,282	$38,543	$(23,667)	$2,837,158	$2,767,967	$44,649	$(18,743)	$2,793,873
Held-to-maturity:
Agency CMO	$432,527	$6,314	$(1,406)	$437,435	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,177,299	47,783	(20,744)	2,204,338	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	702,632	5,407	(172)	707,867	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	384,943	10,047	(3,604)	391,386	373,211	15,138	(55)	388,294
Non-agency CMBS	362,059	8,267	(1,390)	368,936	338,723	9,428	(1,015)	347,136
Private Label MBS	4,562	71	—	4,633	5,886	100	—	5,986
Securities held-to-maturity	$4,064,022	$77,889	$(27,316)	$4,114,595	$3,872,955	$90,043	$(14,292)	$3,948,706
The benchmark 10-year U.S. Treasury rate increased to 2.35% on June 30, 2015 from 2.17% on December 31, 2014. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 14: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $9.3 million at June 30, 2015 and $10.2 million at December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 15: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $535 thousand and $851 thousand for the three and six months ended June 30, 2015, respectively, and a net loss of $250 thousand and $232 thousand for three and six months ended June 30, 2014, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.8 million at June 30, 2015 and $6.8 million December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded income of $12 thousand and $39 thousand for both the three and six months ended June 30, 2015 and 2014, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that qualify as Covered Funds as defined by Section 619 of the Dodd-Frank Act. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loan and Lease Portfolio
The following table provides the portfolio composition of Webster's loans and leases:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Residential	$3,818,663	25.8	$3,498,675	25.2
Consumer:
Home equity	2,348,140	15.9	2,367,402	17.0
Liquidating - home equity	85,470	0.6	92,056	0.7
Other consumer	158,565	1.1	75,307	0.5
Total consumer	2,592,175	17.5	2,534,765	18.2
Commercial:
Commercial non-mortgage	3,321,723	22.5	3,098,892	22.3
Asset-based	712,396	4.8	662,615	4.8
Total commercial	4,034,119	27.3	3,761,507	27.1
Commercial real estate:
Commercial real estate	3,508,008	23.7	3,326,906	23.9
Commercial construction	268,733	1.8	235,449	1.7
Total commercial real estate	3,776,741	25.6	3,562,355	25.6
Equipment financing	540,219	3.7	532,117	3.8
Net unamortized premiums	6,403	—	2,580	—
Net deferred costs	9,206	0.1	8,026	0.1
Total loans and leases	$14,777,526	100.0	$13,900,025	100.0
Accrued interest receivable	40,005		38,397
Total recorded investment in loans and leases	$14,817,531		$13,938,422
Total residential loans were $3.8 billion at June 30, 2015, a net increase of $320.0 million from December 31, 2014. The net increase is a result of originations of $296.3 million during the six months ended June 30, 2015, partially offset by loan payments.
Total consumer loans were $2.6 billion at June 30, 2015, a net increase of $57.4 million from December 31, 2014. The increase is primarily due to the purchase of in-footprint loans.
Total commercial loans were $4.0 billion at June 30, 2015, a net increase of $272.6 million from December 31, 2014. The growth in commercial loans is primarily related to new originations of $740.4 million in commercial non-mortgage for the six months ended June 30, 2015. Asset-based loans increased $49.8 million from December 31, 2014, reflective of $102.3 million in originations and line usage during the six months ended June 30, 2015.
Total commercial real estate loans were $3.8 billion at June 30, 2015, a net increase of $214.4 million from December 31, 2014 as a result of originations of $549.2 million during the six months ended June 30, 2015, partially offset by loan payments.
Equipment financing loans and leases were $540.2 million at June 30, 2015, a net increase of $8.1 million from December 31, 2014, primarily the result of $96.5 million in originations during the six months ended June 30, 2015, partially offset by loan repayments.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At June 30, 2015	At December 31, 2014
Non-performing loans and leases as a percentage of loans and leases (2)	1.14%	0.94%
Non-performing assets as a percentage of total assets (2)	0.73	0.61
Non-performing assets as a percentage of loans and leases plus OREO (2)	1.17	0.98
Net charge-offs as a percentage of average loans and leases (1)	0.19	0.23
Allowance for loan and lease losses as a percentage of loans and leases	1.14	1.15
Allowance for loan and lease losses as a percentage of non-performing loans and leases	100.00	122.62
Ratio of allowance for loan and lease losses to net charge-offs (1)	6.12x	5.21x

(1)	Calculated for the June 30, 2015 period based on quarter-to-date net charge-offs, annualized.

(2)
At December 31, 2014, U.S. Government secured loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Non-performing Assets
The following table provides information regarding Webster's lending-related non-performing assets

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (4)	$58,663	1.54%	$64,022	1.83%
Consumer:
Home equity	33,940	1.45	35,490	1.50
Liquidating - home equity	4,682	5.48	4,460	4.84
Other consumer	296	0.19	280	0.37
Total consumer	38,918	1.50	40,230	1.59
Commercial:
Commercial non-mortgage	43,081	1.30	6,436	0.21
Asset-based loans	—	—	—	—
Total commercial	43,081	1.07	6,436	0.17
Commercial real estate:
Commercial real estate	23,251	0.66	15,016	0.45
Commercial construction	3,642	1.36	3,659	1.55
Total commercial real estate	26,893	0.71	18,675	0.52
Equipment financing	301	0.06	518	0.10
Total non-performing loans and leases (3)	167,856	1.14	129,881	0.94
Deferred costs and unamortized premiums	25		266
Total recorded investment in non-performing loans and leases	$167,881		$130,147

Total non-performing loans and leases (3)	$167,856		$129,881
Foreclosed and repossessed assets:
Residential and consumer	4,969		3,517
Commercial	—		2,999
Total foreclosed and repossessed assets	$4,969		$6,516
Total non-performing assets	$172,825		$136,397

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $100.1 million at June 30, 2015 and $76.9 million at December 31, 2014.

(4)
At December 31, 2014, U.S. Government secured loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2015	2014
Non-performing loans and leases, beginning of period	$129,881	$162,144
Additions	95,043	57,395
Paydowns/draws on existing non-performing loans and leases, net	(40,340)	(39,003)
Reclassification of Chapter 7 Loans to accrual status	—	(17,601)
Charge-offs	(12,335)	(17,085)
Other reductions	(4,393)	(2,089)
Non-performing loans and leases, end of period	$167,856	$143,761

Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse, and non-accruing, and all troubled debt restructurings are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2015 and December 31, 2014 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At June 30, 2015, there were 1,748 impaired loans and leases with a recorded investment balance of $302.8 million, which included loans and leases of $212.5 million with an impairment allowance of $30.1 million.
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

The following table provides information for TDRs:

(In thousands)	At June 30, 2015	At December 31, 2014
Recorded investment of TDRs:
Accrual status	$172,636	$243,231
Non-accrual status	100,125	76,939
Total recorded investment of TDRs	$272,761	$320,170
Accruing TDRs performing under modified terms more than one year	61.5%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$19,627	$23,785
Additional funds committed to borrowers in TDR status	1,135	552
The following table provides detail of TDR activity:

	Six months ended June 30,
(In thousands)	2015	2014
Recorded investment of TDRs, beginning of period	$320,170	$341,898
Additions	12,742	13,821
Paydowns/draws on existing TDRs, net	(52,829)	(21,466)
Charge-offs post modification	(5,860)	(8,140)
Transfers to OREO	(1,462)	(902)
Recorded investment of TDRs, end of period	$272,761	$325,211
See Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$12,315	0.32	$17,216	0.49
Consumer:
Home equity	11,994	0.51	14,757	0.62
Liquidating - home equity	1,299	1.52	1,658	1.80
Other consumer	1,059	0.67	1,110	1.47
Commercial:
Commercial non-mortgage	1,778	0.05	2,099	0.07
Commercial real estate:
Commercial real estate	1,547	0.04	2,714	0.08
Equipment financing	517	0.10	701	0.13
Total loans and leases past due 30-89 days	30,509	0.21	40,255	0.29
Past due 90 days or more accruing:
Residential	1,893	0.05	2,039	0.06
Commercial non-mortgage	30	—	48	—
Total loans and leases past due 90 days and accruing	1,923	0.01	2,087	0.02
Total loans and leases over 30 days delinquent	$32,432	0.22	$42,342	0.29
Deferred costs and unamortized premiums	84		96
Accrued interest	464		498
Total recorded investment over 30 day delinquent loans	$32,980		$42,936

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
At December 31, 2014, U.S. Government secured loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") and the reserve for unfunded credit commitments are maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The adequacy of the ALLL is subject to considerable assumptions and judgment used in its determination. The assumptions and judgment are influenced by conditions such as portfolio size and composition, historical loss trends, the nature and volume of growth, national and regional economic conditions, and adherence to policies and procedures. The quarterly process for determining estimated probable losses is based upon financial loss models, the review of the loan and lease portfolio, and other relevant factors. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of June 30, 2015.

Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:

i.
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;

ii.
Loans and leases with similar type and risk characteristics are segmented into homogeneous pools and modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology - specifically, probability of default, loss given default, and exposure at default calculated by internal risk-ratings. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, collateral values, unemployment, and other changes in economic activity, and internal performance metrics;

iii.
Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing, large credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.

Webster Bank has credit policies and procedures in place designed to support loan growth within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Underwriting standards are designed in support for the promotion of relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Commercial construction loans have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Commercial construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be subject to change as the construction project proceeds. In addition, these loans often include partial or full completion guarantees. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored with on-site inspections by third-party professionals and the Company's internal staff.
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage (QM) and non-QM loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures, and underwriting guidelines that include ability-to-repay standards.

At June 30, 2015, the ALLL was $167.9 million, which was 1.14% of the total loan and lease portfolio and 100.00% of total non-performing loans and leases. This compares with the ALLL of $159.3 million at December 31, 2014, which was 1.15% of the total loan and lease portfolio and 122.62% of total non-performing loans and leases. The increase of $8.6 million in the reserve at June 30, 2015 compared to December 31, 2014 is primarily due to collateral and cash flow evaluations of loans individually evaluated for impairment and an increase in loan balances collectively evaluated for impairment.
The following table provides an allocation of the ALLL by portfolio segment:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$24,463	0.64	$25,452	0.67
Consumer	40,807	1.57	43,518	1.57
Commercial	66,241	1.65	52,114	1.29
Commercial real estate	30,768	0.82	32,102	0.82
Equipment financing	5,581	1.02	6,078	1.05
Total ALLL	$167,860	1.14	$159,264	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

As of June 30, 2015, the ALLL reserve allocated to the residential loan portfolio decreased $1.0 million compared to December 31, 2014. The decrease was primarily due to the reduction in loss estimates in individually impaired loans with specific reserves.
The ALLL reserve allocated to the consumer portfolio at June 30, 2015 decreased $2.7 million compared to December 31, 2014. The decrease was attributable to year-over-year improvements in asset quality.
The ALLL reserve allocated to the commercial portfolio at June 30, 2015 increased $14.1 million compared to December 31, 2014. The increase was driven primarily by an increase in the specific reserves for impaired loans and loan growth. The increase in the specific reserve is primarily attributed to one impaired commercial non mortgage loan.
The ALLL reserve allocated to the commercial real estate portfolio at June 30, 2015 decreased $1.3 million compared to December 31, 2014. The decrease was due to continuing improvement in asset quality.
As of June 30, 2015, the ALLL reserve allocated to the equipment financing portfolio decreased $0.5 million compared to December 31, 2014. The decrease was due to continuing improvement in asset quality.

The following table provides detail of activity in the allowance for loan and lease losses:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Allowance for loan and lease losses, beginning balance	$161,970	$153,600	$159,264	$152,573
Provision	12,750	9,250	22,500	18,250
Charge-offs:
Residential	(1,461)	(1,840)	(3,416)	(2,998)
Consumer	(3,853)	(5,286)	(8,149)	(10,172)
Commercial	(2,541)	(3,685)	(2,796)	(6,833)
Commercial real estate	(1,091)	(447)	(4,244)	(2,852)
Equipment financing	(15)	(20)	(30)	(20)
Total charge-offs	(8,961)	(11,278)	(18,635)	(22,875)
Recoveries:
Residential	369	507	477	767
Consumer	1,049	1,202	2,211	2,315
Commercial	529	1,121	1,544	2,094
Commercial real estate	52	69	254	548
Equipment financing	102	397	245	1,196
Total recoveries	2,101	3,296	4,731	6,920
Net charge-offs	(6,860)	(7,982)	(13,904)	(15,955)
Allowance for loan and lease losses, ending balance	$167,860	$154,868	$167,860	$154,868
Net charge-offs for the three and six months ended June 30, 2015 were $6.9 million and $13.9 million, consisting of $1.1 million and $2.9 million, respectively, in net charge-offs for residential loans, $2.8 million and $5.9 million, respectively, in net charge-offs for consumer loans, $1.0 million and $4.0 million, respectively, in net charge-offs for commercial real estate loans and $2.0 million and $1.3 million, respectively, in net charge-offs for commercial loans. Net charge-offs were offset by equipment financing net recoveries of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Net charge-offs decreased by $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The decrease in net charge-off activity reflects lower levels of losses, offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three and six months ended June 30, 2015. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses, partially offset by increases in the allowance to support loan growth.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net charge-offs (recoveries) (1)
Residential	0.12%	0.16%	0.16%	0.13%
Consumer	0.43	0.64	0.46	0.62
Commercial	0.20	0.29	0.06	0.27
Commercial real estate	0.11	0.05	0.22	0.15
Equipment financing	(0.06)	(0.33)	(0.08)	(0.51)
Total net charge-offs to total average loans and leases	0.19%	0.24%	0.20%	0.25%

(1)	Calculated based on period to date net charge-offs, annualized.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Additional sources of funds include Federal Home Loan Bank advances and other borrowings, loan and mortgage-backed securities repayments, securities sale proceeds and maturities, and operating activities. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 165 banking centers within our primary market area.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $17.3 billion at June 30, 2015 compared to $15.7 billion at December 31, 2014. The increase is predominately related to health savings account deposits, up $1.8 billion largely a result of the acquisition of $1.4 billion in deposits as described in Note 2: Acquisition. Also, see Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $129.6 million and $142.6 million of FHLB capital stock, at June 30, 2015 and December 31, 2014, respectively, for its membership and for outstanding advances and other extensions of credit. On May 4, 2015, the FHLB paid a cash dividend equal to an annual yield of 1.76%.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2015 and December 31, 2014, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At June 30, 2015 and December 31, 2014, FHLB advances totaled $2.5 billion and $2.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.0 billion at June 30, 2015 compared to $0.7 billion at December 31, 2014. Webster Bank also had additional borrowing capacity at the FRB of $0.7 billion and $0.8 billion at June 30, 2015 and December 31, 2014, respectively. In addition, unpledged securities of $4.2 billion could have been used to increase borrowing capacity, by $3.7 billion at the FHLB or $3.8 billion at the FRB, or alternatively used as collateral for other borrowings such as repurchase agreements, at June 30, 2015.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.8 billion at June 30, 2015 compared to $4.3 billion at December 31, 2014. Borrowings represented 15.88% and 19.24% of total assets at June 30, 2015 and December 31, 2014, respectively. The reduction in borrowings was due to using acquired deposits to pay down certain short-term FHLB advances. For additional information, see Note 8: Securities Sold Under Agreements to Repurchase and Other Borrowings, Note 9: Federal Home Loan Bank Advances, and Note 10: Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
In the normal course of operations, Webster Bank executed a $50 million FHLB advance on June 30, 2015 for which the proceeds settled on July 1, 2015; therefore, neither the cash nor borrowings are reflected in the preceding discussion.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the holding company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities, which can be utilized to secure funding or sold, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength.

Holding Company Liquidity. Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2014 Form 10-K. At June 30, 2015, there was $286.9 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $40 million in dividends to the holding company during the six months ended June 30, 2015.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2015, a total of 196,387 shares of common stock were repurchased at a cost of approximately $6.7 million, of which 114,978 shares were purchased to fund employee compensation plans at a cost of approximately $4.1 million, and 81,409 shares were purchased under the common stock repurchase program at a cost of approximately $2.6 million. At June 30, 2015, there was $36.6 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 85.4% and 88.8% at June 30, 2015 and December 31, 2014, respectively.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2015. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2015, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the six months ended June 30, 2015, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100, 200 and 300 basis points. Webster was within Board policy for all scenarios. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100, 200 and 300 basis points. Based on the historic lows in short-term interest rates as of June 30, 2015 and December 31, 2014, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds, and the run-off of deposits. From such simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls, and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in this low rate environment. Floating-rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor there is a limit on how low the interest rate can fall. As market rates rise, however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged; therefore, the notional amounts should not be taken as a measure of credit risk. See Note 14: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2015 and December 31, 2014, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2015	N/A	N/A	1.2%	2.6%
December 31, 2014	N/A	N/A	1.8%	3.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2015 and December 31, 2014, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2015	N/A	N/A	1.3%	2.9%
December 31, 2014	N/A	N/A	2.7%	5.7%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of June 30, 2015 and December 31, 2014 assumed a Fed Funds rate of 0.25%. Asset sensitivity for both NII and PPNR has declined on June 30, 2015 as compared to December 31, 2014. The declines were due to increased residential loan portfolio balances, increased investment balances due to the acquisition of the health savings account business of JPMorgan Chase Bank, N.A., and decreased forecast prepay speeds in the investment and residential loan portfolios, partially offset by increased HSA deposit balances. PPNR sensitivity was further reduced by the expiration of the Fed Funds futures position as of June 30, 2015 which impacts PPNR but not NII. Since the Fed Funds rate was at 0.25% on June 30, 2015, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting June 30, 2015 and December 31, 2014:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2015	N/A	N/A	(0.1)%	0.1%	(4.5)%	(2.0)%	1.5%	2.7%
December 31, 2014	N/A	N/A	(0.1)%	0.2%	(5.5)%	(2.4)%	2.0%	3.8%

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2015 and December 31, 2014:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2015	N/A	N/A	(1.1)%	(1.6)%	(8.1)%	(3.4)%	2.7%	5.1%
December 31, 2014	N/A	N/A	(0.3)%	(0.1)%	(9.8)%	(4.1)%	3.6%	6.8%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged and vice versa. The short end of the yield curve is defined as terms of less than eighteen months, and the long end as terms of greater than eighteen months. These results above reflect the annualized impact of immediate rate changes. The actual impact can be uneven during the year especially in the short end scenarios where asset yields tied to Prime or LIBOR change immediately, while certain deposit rate changes take more time.
Sensitivity to the short end of the yield curve for NII was essentially unchanged from December 31, 2014 as a decrease in forecasted prepayment speeds and increased residential loan balances were offset by increased HSA deposit balances. Sensitivity to the short end of the yield curve for PPNR at June 30, 2015 was more negative than at December 31, 2014 due primarily to the expiration of the Fed Funds futures position as of June 30, 2015.
Sensitivity to decreases in the long end of the yield curve was less negative than at December 31, 2014 in both NII and PPNR due to decreased forecast prepayment speeds in the residential loan and investment portfolios.
Conversely, sensitivity to increases in the long end of the yield curve was less positive than December 31, 2014 in both NII and PPNR due to decreased forecast prepayment speeds in the residential loan and investment portfolios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2015 and December 31, 2014 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
June 30, 2015
Assets	$23,620,786	$23,320,637	N/A	$(441,287)
Liabilities	21,241,091	20,580,840	N/A	(509,152)
Total	$2,379,695	$2,739,797	N/A	$67,865
Net change as % base net economic value				2.5%

December 31, 2014
Assets	$22,533,172	$22,388,119	N/A	$(423,429)
Liabilities	20,210,357	19,799,495	N/A	(455,452)
Total	$2,322,815	$2,588,624	N/A	$32,023
Net change as % base net economic value				1.2%
Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed-rate instruments, it can also be thought of as the weighted-average expected time to receive future cash flows. For floating-rate instruments, it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating-rate instruments may have durations as short as one day and, therefore, have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed-rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit to Webster.

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.0 years at June 30, 2015. At December 31, 2014, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in HSA deposits as of June 30, 2015.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2015 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears in the Asset/Liability Management and Market Risk section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2015, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to any purchase of shares of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
April 1-30, 2015	1,511	$35.95	—	$36,633,443
May 1-31, 2015	255	37.65	—	36,633,443
June 1-30, 2015	15,713	40.16	—	36,633,443
Total	17,479	39.76	—	36,633,443

(1)
The Company’s current stock repurchase program authorized management to repurchase up to a maximum of $100 million of common stock and will remain in effect until fully utilized or until modified, superseded, or terminated. In total during the three months ended June 30, 2015, 17,479 shares were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 6, 2015	By:	/S/ JAMES C. SMITH
James C. Smith
Chairman and Chief Executive Officer

Date: August 6, 2015	By:	/S/ GLENN I. MACINNES
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2015	By:	/S/ GREGORY S. MADAR
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Third Amended and Restated Certificate of Incorporation		10-Q	3.1	5/2/2012
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.