Form 10-Q
period 2015-09-30
WEBSTER FINANCIAL CORP
filed 2015-11-05
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended	September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 30, 2015 was 91,678,361.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$251,898	$261,544
Interest-bearing deposits	19,257	132,695
Securities available-for-sale, at fair value	3,015,417	2,793,873
Securities held-to-maturity (fair value of $4,023,546 and $3,948,706)	3,951,208	3,872,955
Federal Home Loan Bank and Federal Reserve Bank stock	184,280	193,290
Loans held for sale	38,331	67,952
Loans and leases	15,216,525	13,900,025
Allowance for loan and lease losses	(172,992)	(159,264)
Loans and leases, net	15,043,533	13,740,761
Deferred tax asset, net	84,743	73,873
Premises and equipment, net	127,216	121,933
Goodwill	538,373	529,887
Other intangible assets, net	40,914	2,666
Cash surrender value of life insurance policies	449,711	440,073
Accrued interest receivable and other assets	324,901	301,670
Total assets	$24,069,782	$22,533,172
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,551,229	$3,598,872
Interest-bearing	14,031,001	12,052,733
Total deposits	17,582,230	15,651,605
Securities sold under agreements to repurchase and other borrowings	1,002,018	1,250,756
Federal Home Loan Bank advances	2,609,212	2,859,431
Long-term debt	226,327	226,237
Accrued expenses and other liabilities	247,450	222,328
Total liabilities	21,667,237	20,210,357
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series A issued and outstanding (28,939 shares at December 31, 2014)	—	28,939
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,648,572 and 93,623,090 shares)	936	936
Paid-in capital	1,124,823	1,127,534
Retained earnings	1,288,261	1,202,251
Treasury stock, at cost (2,136,436 and 3,241,555 shares)	(74,666)	(103,294)
Accumulated other comprehensive loss, net of tax	(59,519)	(56,261)
Total shareholders' equity	2,402,545	2,322,815
Total liabilities and shareholders' equity	$24,069,782	$22,533,172
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$140,520	$129,227	$406,937	$379,008
Taxable interest and dividends on securities	47,230	46,349	141,739	142,442
Non-taxable interest on securities	3,891	4,099	11,905	13,109
Loans held for sale	357	239	1,299	631
Total interest income	191,998	179,914	561,880	535,190
Interest Expense:
Deposits	11,480	11,345	34,555	32,840
Securities sold under agreements to repurchase and other borrowings	4,138	4,587	12,711	14,874
Federal Home Loan Bank advances	5,949	4,203	16,099	12,052
Long-term debt	2,421	2,409	7,230	7,631
Total interest expense	23,988	22,544	70,595	67,397
Net interest income	168,010	157,370	491,285	467,793
Provision for loan and lease losses	13,000	9,500	35,500	27,750
Net interest income after provision for loan and lease losses	155,010	147,870	455,785	440,043
Non-interest Income:
Deposit service fees	35,229	26,489	102,347	77,503
Loan related fees	8,305	5,479	19,713	14,851
Wealth and investment services	7,761	8,762	24,434	26,429
Mortgage banking activities	1,441	1,805	5,519	3,093
Increase in cash surrender value of life insurance policies	3,288	3,346	9,637	9,900
Gain on sale of investment securities, net	—	42	529	4,378
Impairment loss recognized in earnings	(82)	(85)	(82)	(246)
Other income	5,513	5,071	17,099	12,425
Total non-interest income	61,455	50,909	179,196	148,333
Non-interest Expense:
Compensation and benefits	73,378	66,849	218,285	198,931
Occupancy	11,987	11,557	37,263	35,807
Technology and equipment	21,336	15,419	60,808	46,166
Intangible assets amortization	1,621	432	4,752	2,269
Marketing	4,099	4,032	12,520	11,461
Professional and outside services	2,896	2,470	8,224	6,441
Deposit insurance	6,067	5,938	17,800	16,814
Other expense	18,470	17,801	51,738	53,547
Total non-interest expense	139,854	124,498	411,390	371,436
Income before income tax expense	76,611	74,281	223,591	216,940
Income tax expense	25,075	23,824	69,830	68,220
Net income	51,536	50,457	153,761	148,720
Preferred stock dividends	(2,024)	(2,639)	(6,687)	(7,917)
Net income available to common shareholders	$49,512	$47,818	$147,074	$140,803

Net income per common share:

Basic	$0.54	$0.53	$1.61	$1.56
Diluted	0.54	0.53	1.60	1.55
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$51,536	$50,457	$153,761	$148,720
Other comprehensive income (loss), net of tax:
Total available-for-sale and transferred securities	712	(8,097)	(6,248)	15,776
Total derivative instruments	(519)	1,673	42	(4,571)
Total defined benefit pension and other postretirement benefit plans	983	500	2,948	1,425
Other comprehensive income (loss), net of tax	1,176	(5,924)	(3,258)	12,630
Comprehensive income	$52,712	$44,533	$150,503	$161,350
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	153,761	—	—	153,761
Other comprehensive loss, net of tax	—	—	—	—	—	(3,258)	(3,258)
Dividends on common stock and dividend equivalents declared $0.66 per share	—	—	87	(60,236)	—	—	(60,149)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Common stock issued	—	—	—	—	—	—	—
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,778	(828)	8,454	—	10,404
Exercise of stock options	—	—	(2,124)	—	4,686	—	2,562
Shares acquired related to employee share-based compensation plans	—	—	—	—	(4,316)	—	(4,316)
Common stock repurchased	—	—	—	—	(12,564)	—	(12,564)
Common stock warrants repurchased	—	—	(23)	—	—	—	(23)
Balance at September 30, 2015	$122,710	$936	$1,124,823	$1,288,261	$(74,666)	$(59,519)	$2,402,545

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,488	$(100,918)	$(48,549)	$2,209,188
Cumulative effect of change in accounting principle	—	—	—	160	—	—	160
Net income	—	—	—	148,720	—	—	148,720
Other comprehensive income, net of tax	—	—	—	—	—	12,630	12,630
Dividends on common stock and dividend equivalents declared $0.55 per share	—	—	41	(49,672)	—	—	(49,631)
Dividends on Series A preferred stock $63.75 per share	—	—	—	(1,845)	—	—	(1,845)
Dividends on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Common stock issued	—	—	436	—	—	—	436
Stock-based compensation, net of tax impact	—	—	3,909	736	3,982	—	8,627
Exercise of stock options	—	—	(1,517)	—	3,256	—	1,739
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,218)	—	(2,218)
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Balance at September 30, 2014	$151,649	$934	$1,128,453	$1,172,515	$(106,639)	$(35,919)	$2,310,993
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2015	2014
Operating Activities:
Net income	$153,761	$148,720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	35,500	27,750
Deferred tax benefit	(7,272)	(4,388)
Depreciation and amortization	25,991	23,509
Amortization of earning assets and funding, premium/discount, net	41,704	37,127
Stock-based compensation	8,283	7,793
Gain on sale, net of write-down, on foreclosed and repossessed assets	(69)	(1,059)
Gain on sale, net of write-down, on premises and equipment	(249)	(349)
Impairment loss recognized in earnings	82	246
Gain on the sale of investment securities, net	(529)	(4,378)
Increase in cash surrender value of life insurance policies	(9,637)	(9,900)
Gain from life insurance policies	(220)	(671)
Gain, net on sale of loans held for sale	(5,519)	(3,093)
Proceeds from sale of loans held for sale	352,300	207,530
Origination of loans held for sale	(351,236)	(209,585)
Net increase in accrued interest receivable and other assets	(52,271)	(41,631)
Net increase in accrued expenses and other liabilities	21,282	19,485
Net cash provided by operating activities	211,901	197,106
Investing Activities:
Net decrease (increase) in interest-bearing deposits	113,438	(81,720)
Purchases of available for sale securities	(737,184)	(92,343)
Proceeds from maturities and principal payments of available for sale securities	452,397	317,973
Proceeds from sales of available for sale securities	65,643	38,075
Purchases of held-to-maturity securities	(639,699)	(732,767)
Proceeds from maturities and principal payments of held-to-maturity securities	538,772	431,571
Net proceeds (purchase) of Federal Home Loan Bank stock	9,010	(12,296)
Net increase in loans	(1,345,816)	(840,704)
Proceeds from sale of loans not originated for sale	33,100	—
Proceeds from life insurance policies	3,912	760
Proceeds from the sale of foreclosed and repossessed assets	7,783	7,804
Proceeds from the sale of premises and equipment	650	2,641
Purchases of premises and equipment	(26,801)	(19,908)
Acquisition of business, net of cash acquired	1,396,414	—
Net cash used for investing activities	(128,381)	(980,914)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2015	2014
Financing Activities:
Net increase in deposits	484,568	692,860
Proceeds from Federal Home Loan Bank advances	9,100,000	5,352,931
Repayments of Federal Home Loan Bank advances	(9,350,209)	(5,115,130)
Net decrease in securities sold under agreements to repurchase and other borrowings	(248,738)	(94,687)
Issuance of long-term debt	—	150,000
Repayment of long-term debt	—	(150,000)
Debt issuance costs	—	(1,349)
Dividends paid to common shareholders	(59,890)	(49,672)
Dividends paid to preferred shareholders	(6,687)	(7,917)
Exercise of stock options	2,562	1,739
Excess tax benefits from stock-based compensation	2,131	1,068
Common stock issued	—	436
Common stock repurchased	(12,564)	(10,741)
Shares acquired related to employee share-based compensation plans	(4,316)	(2,218)
Common stock warrants repurchased	(23)	—
Net cash (used for) provided by financing activities	(93,166)	767,320
Net decrease in cash and due from banks	(9,646)	(16,488)
Cash and due from banks at beginning of period	261,544	223,616
Cash and due from banks at end of period	$251,898	$207,128

Supplemental disclosure of cash flow information:
Interest paid	$73,283	$69,737
Income taxes paid	79,564	82,155
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$6,582	$3,289
Transfer of loans from portfolio to loans-held-for-sale	186	—
Deposits assumed in business acquisition	1,446,899	—
Preferred stock conversion	28,939	—
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At September 30, 2015, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. Generally Accepted Accounting Principles ("GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2015.
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
Acquisition
On January 13, 2015 (the "acquisition date”), Webster Bank completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. The results of the acquisition have been included in the financial statements from the acquisition date. See Note 2: Acquisition for further information.
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
Recently Issued Accounting Standards Updates
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The Update establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date of Update No. 2014-09 for all entities by one year. The Company will apply the guidance in Update 2014-09 to annual and interim periods beginning after December 15, 2017. The Company intends to adopt the Update during the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.
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

ASU No. 2015-07 - Fair Value Measurement (Topic 820) - "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force)." The Update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. An entity should apply the Update on a retrospective basis. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2015-12 - Plan Accounting-Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) - "(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the Emerging Issues Task Force)." The Update has been issued to (I) designate contract value as the only required measure for fully benefit-responsive investment contracts; (II) simplify and make more effective the investment disclosure requirements under Topic 820 and Topics 960, 962, and 965 for employee benefit plans; and (III) provide a similar measurement date practical expedient for employee benefit plans. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2015-15 - Interest-Imputation of Interest (Subtopic 835-30) - "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)." - The Update amends ASC Subtopic 835-30 to address debt issuance costs associated with line-of-credit arrangements. ASU No. 2015-03, which requires entities to present debt issuance costs, related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Update permits an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2015-16 - Business Combinations (Topic 805) - "Simplifying the Accounting for Measurement - Period Adjustments." The Update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. First, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer also should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Second, the Update should be applied prospectively to adjustments to provisional amounts that are identified after December 15, 2015 and that are within the measurement period. Upon transition, an entity would be required to disclose the nature of, and reason for, the change in accounting principle. An entity would provide that disclosure in the first annual period of adoption and in the interim periods within the first annual period. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.

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

(1)
The contingent consideration arrangement entitles the Company to receive a rebate of the premium paid for account attrition that occurs during the eighteen-month period beginning on January 13, 2015, the closing date of the transaction.

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
Refer to Note 15: Fair Value Measurements for additional information on the contingent liability and contingent consideration recorded.

Note 3: Investment Securities
Summaries of the amortized cost and fair value of investment securities are presented below:

	At September 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$675	$—	$—	$675	$525	$—	$—	$525
Agency collateralized mortgage obligations (“agency CMO”)	552,403	9,274	(1,177)	560,500	543,417	8,636	(1,065)	550,988
Agency mortgage-backed securities (“agency MBS”)	1,121,513	9,215	(10,217)	1,120,511	1,030,724	10,462	(12,668)	1,028,518
Agency commercial mortgage-backed securities (“agency CMBS”)	151,384	2,095	—	153,479	80,400	—	(134)	80,266
Non-agency commercial mortgage-backed securities agency (“non-agency CMBS”)	601,570	11,407	(1,152)	611,825	534,631	18,885	(123)	553,393
Collateralized loan obligations ("CLO")	421,592	745	(2,689)	419,648	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,116	—	(4,333)	37,783	41,981	—	(3,736)	38,245
Corporate debt securities	104,661	3,249	—	107,910	106,520	3,781	—	110,301
Equity securities - financial institutions	3,499	—	(413)	3,086	3,500	2,403	—	5,903
Securities available-for-sale	$2,999,413	$35,985	$(19,981)	$3,015,417	$2,767,967	$44,649	$(18,743)	$2,793,873
Held-to-maturity:
Agency CMO	$400,641	$6,885	$(639)	$406,887	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,094,328	46,172	(10,805)	2,129,695	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	691,638	13,274	—	704,912	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	399,314	10,474	(1,627)	408,161	373,211	15,138	(55)	388,294
Non-agency CMBS	361,399	8,866	(317)	369,948	338,723	9,428	(1,015)	347,136
Private Label MBS	3,888	55	—	3,943	5,886	100	—	5,986
Securities held-to-maturity	$3,951,208	$85,726	$(13,388)	$4,023,546	$3,872,955	$90,043	$(14,292)	$3,948,706
Other-Than-Temporary Impairment ("OTTI")
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO securities that are considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, which continue to decline due to CLO deal refinancing and modifications.
To the extent that changes occur in interest rates, credit movements, and other factors that influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods.
The following table presents the changes in OTTI:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance of OTTI, beginning of period	$3,178	$9,738	$3,696	$16,633
Reduction for securities sold or called	—	(7,026)	(518)	(14,082)
Additions for OTTI not previously recognized	82	85	82	246
Balance of OTTI, end of period	$3,260	$2,797	$3,260	$2,797

Gross Unrealized Losses and Fair Value
The following tables provide information on the gross unrealized losses and fair value of investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment security type and length of time that individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$105,064	$(692)	$28,283	$(485)	7	$133,347	$(1,177)
Agency MBS	374,981	(2,285)	370,303	(7,932)	73	745,284	(10,217)
Agency CMBS	—	—	—	—	—	—	—
Non-agency CMBS	166,633	(1,114)	9,362	(38)	23	175,995	(1,152)
CLO	208,007	(2,689)	—	—	11	208,007	(2,689)
Single issuer trust preferred securities	4,025	(183)	33,758	(4,150)	8	37,783	(4,333)
Equity securities - financial institutions	3,086	(413)	—	—	1	3,086	(413)
Total available-for-sale in an unrealized loss position	$861,796	$(7,376)	$441,706	$(12,605)	123	$1,303,502	$(19,981)
Held-to-maturity:
Agency CMO	$38,996	$(290)	$21,655	$(349)	4	$60,651	$(639)
Agency MBS	346,578	(2,800)	487,316	(8,005)	61	833,894	(10,805)
Agency CMBS	—	—	—	—	—	—	—
Municipal bonds and notes	64,081	(1,601)	3,360	(26)	58	67,441	(1,627)
Non-agency CMBS	49,511	(183)	30,757	(134)	7	80,268	(317)
Total held-to-maturity in an unrealized loss position	$499,166	$(4,874)	$543,088	$(8,514)	130	$1,042,254	$(13,388)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$47,217	$(240)	$35,968	$(825)	8	$83,185	$(1,065)
Agency MBS	3,691	(18)	641,355	(12,650)	64	645,046	(12,668)
Agency CMBS	80,266	(134)	—	—	4	80,266	(134)
Non-agency CMBS	24,932	(117)	9,396	(6)	4	34,328	(123)
CLO	99,221	(1,017)	—	—	6	99,221	(1,017)
Single issuer trust preferred securities	4,150	(36)	34,095	(3,700)	8	38,245	(3,736)
Equity securities - financial institutions	$—	$—	$—	$—	—	$—	$—
Total available-for-sale in an unrealized loss position	$259,477	$(1,562)	$720,814	$(17,181)	94	$980,291	$(18,743)
Held-to-maturity:
Agency CMO	$52,172	$(187)	$24,942	$(552)	6	$77,114	$(739)
Agency MBS	20,791	(86)	608,568	(11,254)	44	629,359	(11,340)
Agency CMBS	324,394	(1,143)	—	—	17	324,394	(1,143)
Municipal bonds and notes	5,341	(23)	3,074	(32)	15	8,415	(55)
Non-agency CMBS	13,003	(30)	65,913	(985)	7	78,916	(1,015)
Total held-to-maturity in an unrealized loss position	$415,701	$(1,469)	$702,497	$(12,823)	89	$1,118,198	$(14,292)

The following discussions by investment security type, summarize the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios were other-than-temporarily impaired at September 30, 2015. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost.
Available-for-Sale Impairment Analysis
Agency CMO. There were unrealized losses of $1.2 million on the Company’s investment in agency CMO at September 30, 2015 compared to $1.1 million at December 31, 2014. Unrealized losses were essentially flat at September 30, 2015 compared to December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Agency MBS. There were unrealized losses of $10.2 million on the Company’s investment in agency MBS at September 30, 2015 compared to $12.7 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Non Agency CMBS. There were unrealized losses of $1.2 million on the Company’s investment in non-agency CMBS at September 30, 2015 compared to $0.1 million at December 31, 2014. The composition of non-agency CMBS in the available-for-sale portfolio experienced increased market spreads which resulted in greater unrealized losses at September 30, 2015 compared to December 31, 2014. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
CLO. There were unrealized losses of $2.7 million on the Company's investments in CLO at September 30, 2015 compared to $1.0 million at December 31, 2014. Unrealized losses increased due to higher market spreads for the asset class which resulted in lower security prices at September 30, 2015 compared to December 31, 2014. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Single issuer trust preferred securities. There were unrealized losses of $4.3 million on the Company's investment in single issuer trust preferred securities at September 30, 2015 compared to $3.7 million at December 31, 2014. Unrealized losses increased due to higher market spreads for the asset class which resulted in lower security prices at September 30, 2015 compared to December 31, 2014. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Held-to-Maturity Impairment Analysis
Agency CMO. There were unrealized losses of $0.6 million on the Company’s investment in agency CMO at September 30, 2015 compared to $0.7 million at December 31, 2014. Unrealized losses were essentially flat at September 30, 2015 compared to December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Agency MBS. There were unrealized losses of $10.8 million on the Company’s investment in agency MBS at September 30, 2015 compared to $11.3 million at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2015 compared to December 31, 2014. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Municipal bonds and notes. There were unrealized losses of $1.6 million on the Company’s investment in municipal bonds and notes at September 30, 2015 compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market spreads on recently purchased securities which resulted in lower security prices. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Non-agency CMBS. There were unrealized losses of $0.3 million on the Company’s investment in non-agency CMBS at September 30, 2015 compared to $1.0 million unrealized losses at December 31, 2014. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2015 compared to December 31, 2014. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Proceeds from sales	$2,500	$41,691	$37,465	$63,386

Gross realized gains on sales	$—	$1,812	$529	$6,148
Gross realized losses on sales	—	(1,770)	—	(1,770)
Gain on sale of investment securities, net	$—	$42	$529	$4,378
Contractual Maturities
The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are set forth below:

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,690	$5,719	$320	$325
Due after one year through five years	129,662	132,666	37,407	38,597
Due after five through ten years	429,814	429,663	56,901	58,852
Due after ten years	2,430,748	2,444,283	3,856,580	3,925,772
Total debt securities	$2,995,914	$3,012,331	$3,951,208	$4,023,546
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At September 30, 2015, the Company had a carrying value of $946.1 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which is impacted by prepayments.
Securities with a carrying value totaling $2.9 billion at September 30, 2015 and December 31, 2014 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law. At September 30, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

Note 4: Loans and Leases
Recorded Investment in Loans and Leases
The following tables summarize the recorded investment in loans and leases:

	At September 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$135,947	$49,280	$54,759	$42,404	$102	$282,492
Collectively evaluated for impairment	3,891,845	2,609,689	4,098,768	3,823,287	552,748	14,976,337
Recorded investment in loans and leases	4,027,792	2,658,969	4,153,527	3,865,691	552,850	15,258,829
Less: Accrued interest	11,953	8,267	13,548	8,536	—	42,304
Loans and leases	$4,015,839	$2,650,702	$4,139,979	$3,857,155	$552,850	$15,216,525

	At December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate (1)	Equipment Financing	Total (2)
Recorded Investment:
Individually evaluated for impairment	$142,435	$50,374	$36,454	$103,045	$632	$332,940
Collectively evaluated for impairment	3,377,196	2,507,060	3,723,991	3,460,116	537,119	13,605,482
Recorded investment in loans and leases	3,519,631	2,557,434	3,760,445	3,563,161	537,751	13,938,422
Less: Accrued interest	10,456	8,033	11,175	8,733	—	38,397
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

(1)	Includes certain loans individually evaluated for impairment under the Company's loan policy that were deemed not to be impaired at both September 30, 2015 and December 31, 2014.

(2)	Loans and leases include net deferred fees and net premiums and discounts of $17.8 million and $10.6 million at September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015, the Company had pledged $6.1 billion of eligible loan collateral to support borrowing capacity at the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston.

Loans and Leases Portfolio Aging
The following tables summarize the aging of the recorded investment in loans and leases:

	At September 30, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Recorded Investment in Loans and Leases
Residential	$12,229	$3,181	$2,335	$57,723	$75,468	$3,952,324	$4,027,792
Consumer:
Home equity	11,688	3,821	—	36,415	51,924	2,395,753	2,447,677
Other consumer	978	578	—	582	2,138	209,154	211,292
Commercial:
Commercial non-mortgage	3,822	633	—	40,114	44,569	3,390,905	3,435,474
Asset-based	—	—	—	—	—	718,053	718,053
Commercial real estate:
Commercial real estate	798	1,223	—	20,372	22,393	3,549,047	3,571,440
Commercial construction	—	—	—	3,473	3,473	290,778	294,251
Equipment financing	593	146	—	403	1,142	551,708	552,850
Total	$30,108	$9,582	$2,335	$159,082	$201,107	$15,057,722	$15,258,829

	At December 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Recorded Investment in Loans and Leases
Residential (1)	$11,521	$5,931	$2,039	$64,117	$83,608	$3,436,023	$3,519,631
Consumer:
Home equity	11,516	5,161	—	40,025	56,702	2,424,584	2,481,286
Other consumer	720	425	—	281	1,426	74,722	76,148
Commercial:
Commercial non-mortgage	1,971	156	50	6,449	8,626	3,088,656	3,097,282
Asset-based	—	—	—	—	—	663,163	663,163
Commercial real estate:
Commercial real estate	2,348	397	—	15,038	17,783	3,310,765	3,328,548
Commercial construction	—	—	—	3,659	3,659	230,954	234,613
Equipment financing	551	150	—	578	1,279	536,472	537,751
Total	$28,627	$12,220	$2,089	$130,147	$173,083	$13,765,339	$13,938,422

(1)
U.S. Government guaranteed loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing reflective of a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies.

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and nine months ended September 30, 2015 and 2014, had the loans and leases been current in accordance with their original terms, totaled $2.6 million and $6.3 million and $3.0 million and $7.6 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the allowance for loan and lease losses:

	At or for the three months ended September 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860
Provision (benefit) charged to expense	1,150	6,864	3,089	1,961	(64)	13,000
Charge-offs	(1,588)	(4,831)	(2,204)	(1,346)	—	(9,969)
Recoveries	281	1,004	715	69	32	2,101
Balance, end of period	$24,306	$43,844	$67,841	$31,452	$5,549	$172,992
Individually evaluated for impairment	$10,773	$3,540	$11,478	$4,527	$5	$30,323
Collectively evaluated for impairment	$13,533	$40,304	$56,363	$26,925	$5,544	$142,669

	At or for the three months ended September 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$21,178	$35,902	$55,074	$36,790	$5,924	$154,868
Provision (benefit) charged to expense	1,883	5,255	1,951	69	342	9,500
Charge-offs	(1,870)	(6,329)	(2,738)	(139)	(491)	(11,567)
Recoveries	261	1,947	1,017	120	336	3,681
Balance, end of period	$21,452	$36,775	$55,304	$36,840	$6,111	$156,482
Individually evaluated for impairment	$11,501	$4,165	$1,717	$3,818	$29	$21,230
Collectively evaluated for impairment	$9,951	$32,610	$53,587	$33,022	$6,082	$135,252

	At or for the nine months ended September 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	3,100	10,091	18,468	4,617	(776)	35,500
Charge-offs	(5,004)	(12,980)	(5,000)	(5,590)	(30)	(28,604)
Recoveries	758	3,215	2,259	323	277	6,832
Balance, end of period	$24,306	$43,844	$67,841	$31,452	$5,549	$172,992
Individually evaluated for impairment	$10,773	$3,540	$11,478	$4,527	$5	$30,323
Collectively evaluated for impairment	$13,533	$40,304	$56,363	$26,925	$5,544	$142,669

	At or for the nine months ended September 30, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$23,027	$41,951	$51,001	$32,408	$4,186	$152,573
Provision (benefit) charged to expense	2,265	7,063	10,763	6,755	904	27,750
Charge-offs	(4,868)	(16,501)	(9,571)	(2,991)	(511)	(34,442)
Recoveries	1,028	4,262	3,111	668	1,532	10,601
Balance, end of period	$21,452	$36,775	$55,304	$36,840	$6,111	$156,482
Individually evaluated for impairment	$11,501	$4,165	$1,717	$3,818	$29	$21,230
Collectively evaluated for impairment	$9,951	$32,610	$53,587	$33,022	$6,082	$135,252

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At September 30, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$149,553	$135,947	$23,251	$112,696	$10,773
Consumer	56,803	49,280	25,954	23,326	3,540
Commercial	59,652	54,759	21,318	33,441	11,478
Commercial real estate:
Commercial real estate	38,475	35,754	7,684	28,070	4,526
Commercial construction	7,012	5,985	5,950	35	1
Equipment financing	102	102	—	102	5
Total	$311,597	$281,827	$84,157	$197,670	$30,323

	At December 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$157,152	$142,435	$24,388	$118,047	$12,094
Consumer	60,424	50,374	26,464	23,910	4,237
Commercial	41,019	36,454	16,064	20,390	2,710
Commercial real estate:
Commercial real estate	99,687	96,160	40,575	55,585	6,222
Commercial construction	7,218	6,177	5,956	221	10
Equipment financing	629	632	—	632	28
Total	$366,129	$332,232	$113,447	$218,785	$25,301
The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2015			2014			2015			2014
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$137,590	$1,114	$290	$142,757	$1,144	$305	$139,191	$3,322	$847	$143,613	$3,482	$912
Consumer	49,260	371	271	51,492	372	307	49,827	1,094	827	51,841	1,100	930
Commercial	54,894	262	—	42,698	617	—	45,607	936	—	46,764	1,787	—
Commercial real estate:
Commercial real estate	44,391	137	—	89,931	933	—	65,957	1,024	—	89,593	2,585	—
Commercial construction	6,070	33	—	8,231	75	—	6,081	99	—	9,428	216	—
Equipment financing	111	2	—	963	11	—	367	15	—	985	17	—
Total	$292,316	$1,919	$561	$336,072	$3,152	$612	$307,030	$6,490	$1,674	$342,224	$9,187	$1,842

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
The recorded investment in commercial loans, commercial real estate loans, and equipment financing leases segregated by risk rating exposure is as follows:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2015	At December 31, 2014	At September 30, 2015	At December 31, 2014	At September 30, 2015	At December 31, 2014
(1) - (6) Pass	$3,856,346	$3,555,559	$3,730,394	$3,416,214	$538,548	$516,115
(7) Special Mention	108,256	89,064	57,982	33,580	1,943	4,364
(8) Substandard	185,775	115,653	76,943	112,874	12,359	17,272
(9) Doubtful	3,150	169	372	493	—	—
(10) Loss	—	—	—	—	—	—
Total	$4,153,527	$3,760,445	$3,865,691	$3,563,161	$552,850	$537,751
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
Troubled Debt Restructurings ("TDRs")
The following table summarizes information for TDRs:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Recorded investment of TDRs:
Accrual status	$156,999	$243,231
Non-accrual status	99,177	76,939
Total recorded investment of TDRs	$256,176	$320,170
Accruing TDRs performing under modified terms more than one year	58.9%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,991	$23,785
Additional funds committed to borrowers in TDR status	1,104	552
In the three and nine months ended September 30, 2015 and 2014, Webster charged off $1.7 million and $7.6 million and $2.1 million and $10.3 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	4	$998	10	$1,383	19	$3,301	24	$3,191
Adjusted Interest Rate	1	160	1	103	2	464	3	448
Maturity/Rate Combined	4	1,006	2	275	18	3,138	16	3,522
Other	9	1,594	32	7,600	23	3,387	47	10,433
Consumer:
Extended Maturity	4	296	4	143	9	935	18	911
Adjusted Interest Rate	—	—	—	—	—	—	1	51
Maturity/Rate Combined	—	—	1	110	8	444	6	412
Other	20	1,357	34	1,750	50	3,087	73	3,717
Commercial:
Extended Maturity	—	—	—	—	3	256	4	356
Adjusted Interest Rate	—	—	—	—	1	24	1	25
Maturity/Rate Combined	1	74	5	342	5	371	18	974
Other	5	1,772	2	101	9	8,062	5	6,647
Commercial real estate:
Extended Maturity	1	315	—	—	1	315	—	—
Maturity/Rate Combined	—	—	—	—	1	43	—	—
Other	1	405	—	—	1	405	—	—
Equipment Financing
Extended Maturity	—	—	1	492	—	—	1	492
Total TDRs	50	$7,977	92	$12,299	150	$24,232	217	$31,179
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
The Company's loan and lease portfolio includes loans that have been restructured into an A-Note/B Note structure as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	—	$—	3	$196	—	$—	3	$196
Consumer	1	3	2	22	2	326	4	48
Commercial	1	9	—	—	1	9	—	—
Total	2	$12	5	$218	3	$335	7	$244
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2015	At December 31, 2014
(1) - (6) Pass	$13,305	$40,943
(7) Special Mention	3,056	8,304
(8) Substandard	51,173	77,771
(9) Doubtful	3,416	343
(10) Loss	—	—
Total	$70,950	$127,361

Note 5: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securities. The gain or loss on loans sold is included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects management’s monthly evaluation of the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$1,120	$1,575	$1,059	$2,254
Provision (benefit)	43	132	104	(391)
Loss on repurchased loans and settlements	—	—	—	(156)
Ending balance	$1,163	$1,707	$1,163	$1,707
The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Residential mortgage loans:
Proceeds from sale of loans held for sale	$143,801	$85,311	$352,300	$207,530
Net gain on sale	1,441	1,805	5,519	3,093
Loans sold with servicing rights retained	132,920	78,848	327,030	193,781
Mortgage Servicing Assets
The Company has retained servicing rights on loans totaling $2.5 billion at September 30, 2015 and $2.4 billion at December 31, 2014, resulting in mortgage servicing assets totaling $20.8 million at September 30, 2015 and $19.4 million at December 31, 2014, which are carried at the lower of cost or fair value and are included as a component of other assets in the accompanying Condensed Consolidated Balance Sheets. Changes in fair value are included as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The following table presents the changes in fair value for those mortgage servicing assets:

	Nine months ended September 30,
(In thousands)	2015	2014
Fair value at beginning of period	$28,690	$29,150
Originations of servicing assets	6,335	3,262
Changes in fair value:
Due to payoffs/paydowns	(1,918)	(1,848)
Due to market changes	(754)	(1,352)
Fair value at end of period	$32,353	$29,212
See Note 15: Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $1.1 million and $0.7 million and $1.4 million for the three and nine months ended September 30, 2015 and 2014, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.

Note 6: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated by reportable segment:

(In thousands)	Community Banking	HSA Bank	Total Goodwill
Balance at January 1, 2015	$516,560	$13,327	$529,887
Goodwill acquired	—	8,486	8,486
Balance at September 30, 2015	$516,560	$21,813	$538,373
The goodwill arising from the acquisition is attributable primarily to expected synergies of the business combination. The full amount of goodwill recorded in the current period is expected to be deductible for income tax purposes.
The gross carrying amount and accumulated amortization of core deposit intangibles ("CDI") and customer relationships included in reportable segments are as follows:

	At September 30, 2015			At December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(47,896)	$1,524	$49,420	$(46,754)	$2,666
HSA Bank:
CDI	22,000	(2,466)	19,534	—	—	—
Customer relationships	21,000	(1,144)	19,856	—	—	—
Total HSA Bank	43,000	(3,610)	39,390	—	—	—
Total other intangible assets	$92,420	$(51,506)	$40,914	$49,420	$(46,754)	$2,666
For the nine months ended September 30, 2015, $43.0 million of intangibles at fair value were added as a result of the acquisition, including $22.0 million of core deposit intangible assets with an estimated useful life of 9 years and $21.0 million of customer relationship intangible assets with an estimated useful life of 13 years.
As of September 30, 2015, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2015	$1,587
2016	5,652
2017	4,062
2018	3,847
2019	3,847
Thereafter	21,919

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2015	At December 31, 2014
Non-interest-bearing:
Demand	$3,551,229	$3,598,872
Interest-bearing:
Checking	2,183,267	2,155,047
Health savings accounts	3,643,557	1,824,799
Money market	2,186,383	1,908,522
Savings	3,956,054	3,892,778
Time deposits	2,061,740	2,271,587
Total interest-bearing	14,031,001	12,052,733
Total deposits	$17,582,230	$15,651,605
Deposits obtained through brokers included in above balances	$840,982	$651,725
Demand deposit overdrafts reclassified as loan balances	2,497	1,655
The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2015
Remainder of 2015	$328,989
2016	794,014
2017	186,207
2018	214,354
2019	388,587
Thereafter	149,589
Total time deposits	$2,061,740
Note 8: Securities Sold Under Agreements to Repurchase and Other Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At September 30, 2015	At December 31, 2014
Securities sold under agreements to repurchase:
Original maturity of one year or less	$346,018	$409,756
Original maturity of greater than one year, non-callable	500,000	550,000
Total securities sold under agreements to repurchase	846,018	959,756
Fed funds purchased	156,000	291,000
Securities sold under agreements to repurchase and other borrowings	$1,002,018	$1,250,756
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

Note 9: Federal Home Loan Bank Advances
The following table summarizes Federal Home Loan Bank ("FHLB") advances:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
FHLB advances maturing:
Within 1 year	$2,020,934	0.40%	$2,275,000	0.23%
After 1 but within 2 years	—	—	145,934	1.80
After 2 but within 3 years	100,500	1.49	500	5.66
After 3 but within 4 years	108,731	1.33	200,000	1.36
After 4 but within 5 years	219,295	1.83	78,026	1.95
After 5 years	159,725	1.34	159,934	1.27
	2,609,185	0.66%	2,859,394	0.50%
Unamortized premiums	27		37
Federal Home Loan Bank advances	$2,609,212		$2,859,431
At September 30, 2015, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.6 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $1.2 billion. At December 31, 2014, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.2 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $0.7 billion. In addition, at September 30, 2015 and December 31, 2014, Webster Bank had an unused line of credit of approximately $5.0 million. At September 30, 2015 and December 31, 2014, Webster Bank was in compliance with FHLB collateral requirements.
Note 10: Long-Term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2015	At December 31, 2014
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount on senior fixed-rate notes		(993)	(1,083)
Long-term debt		$226,327	$226,237

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.950%, was 3.284% at September 30, 2015 and 3.193% at December 31, 2014.

Note 11: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax by component:

	Three months ended September 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$9,461	$(24,969)	$(45,187)	$(60,695)
Other comprehensive income (loss) before reclassifications	660	(1,998)	526	(812)
Amounts reclassified from accumulated other comprehensive income	52	1,479	457	1,988
Net current-period other comprehensive income (loss), net of tax	712	(519)	983	1,176
Ending balance	$10,173	$(25,488)	$(44,204)	$(59,519)

	Three months ended September 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$21,256	$(24,450)	$(26,801)	$(29,995)
Other comprehensive (loss) income before reclassifications	(8,133)	493	437	(7,203)
Amounts reclassified from accumulated other comprehensive income	36	1,180	63	1,279
Net current-period other comprehensive income (loss), net of tax	(8,097)	1,673	500	(5,924)
Ending balance	$13,159	$(22,777)	$(26,301)	$(35,919)

	Nine months ended September 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$16,421	$(25,530)	$(47,152)	$(56,261)
Other comprehensive (loss) income before reclassifications	(5,964)	(4,154)	1,577	(8,541)
Amounts reclassified from accumulated other comprehensive (loss) income	(284)	4,196	1,371	5,283
Net current-period other comprehensive (loss) income, net of tax	(6,248)	42	2,948	(3,258)
Ending balance	$10,173	$(25,488)	$(44,204)	$(59,519)

	Nine months ended September 30, 2014
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	18,420	(8,534)	1,372	11,258
Amounts reclassified from accumulated other comprehensive (loss) income	(2,644)	3,963	53	1,372
Net current-period other comprehensive income (loss), net of tax	15,776	(4,571)	1,425	12,630
Ending balance	$13,159	$(22,777)	$(26,301)	$(35,919)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss, net of tax:

(In thousands)	Three months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
Accumulated Other Comprehensive Loss Components	2015	2014

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$—	$42	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	(82)	(85)	Impairment loss recognized in earnings
Tax benefit	30	7	Income tax expense
Net of tax	$(52)	$(36)
Derivative instruments:
Cash flow hedges	$(2,332)	$(1,853)	Total interest expense
Tax benefit	853	673	Income tax expense
Net of tax	$(1,479)	$(1,180)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(701)	$(80)	Compensation and benefits
Prior service costs	(19)	(19)	Compensation and benefits
Tax benefit	263	36	Income tax expense
Net of tax	$(457)	$(63)

(In thousands)	Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
Accumulated Other Comprehensive Loss Components	2015	2014

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$529	$4,378	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	(82)	(246)	Impairment loss recognized in earnings
Tax expense	(163)	(1,488)	Income tax expense
Net of tax	$284	$2,644
Derivative instruments:
Cash flow hedges	$(6,616)	$(6,189)	Total interest expense
Tax benefit	2,420	2,226	Income tax expense
Net of tax	$(4,196)	$(3,963)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(2,107)	$(28)	Compensation and benefits
Prior service costs	(55)	(55)	Compensation and benefits
Tax benefit	791	30	Income tax expense
Net of tax	$(1,371)	$(53)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

			Capital Requirements (1)
	Actual (1)		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015
Webster Financial Corporation
Common equity tier 1 risk-based capital	$1,793,853	10.8%	$748,567	4.5%	$1,081,263	6.5%
Total risk-based capital	2,166,578	13.0	1,330,785	8.0	1,663,482	10.0
Tier 1 risk-based capital	1,933,573	11.6	998,089	6.0	1,330,785	8.0
Tier 1 leverage capital	1,933,573	8.3	934,363	4.0	1,167,954	5.0
Webster Bank, N.A.
Common equity tier 1 risk-based capital	$1,836,515	11.1%	$746,904	4.5%	$1,078,861	6.5%
Total risk-based capital	2,011,530	12.1	1,327,829	8.0	1,659,786	10.0
Tier 1 risk-based capital	1,836,515	11.1	995,871	6.0	1,327,829	8.0
Tier 1 leverage capital	1,836,515	7.9	933,437	4.0	1,166,796	5.0
At December 31, 2014
Webster Financial Corporation
Total risk-based capital	$2,096,772	14.1%	$1,192,651	8.0%	$1,490,814	10.0%
Tier 1 risk-based capital	1,931,276	13.0	596,326	4.0	894,488	6.0
Tier 1 leverage capital	1,931,276	9.0	859,241	4.0	1,074,051	5.0
Webster Bank, N.A.
Total risk-based capital	$1,939,229	13.0%	$1,190,242	8.0%	$1,487,803	10.0%
Tier 1 risk-based capital	1,774,814	11.9	595,121	4.0	892,682	6.0
Tier 1 leverage capital	1,774,814	8.3	858,197	4.0	1,072,746	5.0

(1)	Calculated under the Basel III capital standard at September 30, 2015 and the Basel I capital standard at December 31, 2014.
Dividend Restrictions
In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $80 million for both the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

Note 13: Earnings Per Common Share
The calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Earnings for basic and diluted earnings per common share:
Net income available to common shareholders	$49,512	$47,818	$147,074	$140,803
Less: Earnings allocated to participating securities	171	171	516	530
Net income allocated to common shareholders	$49,341	$47,647	$146,558	$140,273

Shares:
Weighted-average common shares outstanding - basic	91,458	89,888	90,816	89,850
Effect of dilutive securities:
Stock options and restricted stock	512	464	532	471
Warrants	37	262	43	270
Weighted-average common shares outstanding - diluted	92,007	90,614	91,391	90,591

Earnings per common share:
Basic	$0.54	$0.53	$1.61	$1.56
Diluted	0.54	0.53	1.60	1.55
Stock Options
Options to purchase 305 thousand shares for the three and nine months ended September 30, 2015 and 785 thousand shares for the three and nine months ended September 30, 2014 were excluded from the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of Webster's common stock for the respective periods presented.
Restricted Stock
Non-participating restricted stock awards of 52 thousand shares and 93 thousand shares for the three and nine months ended September 30, 2015, respectively, and 157 thousand shares and 178 thousand shares for the three and nine months ended September 30, 2014, respectively, whose issuance is contingent upon the satisfaction of certain performance conditions, were deemed to be anti-dilutive and, therefore, were excluded from the calculation of diluted earnings per share for the respective periods presented.

Note 14: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding along with the use of interest rate derivative financial instruments. Webster enters into interest rate derivative financial instruments to manage exposure related to business activities that result in the receipt or payment of both future known and uncertain cash amounts determined by interest rates.
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
Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for payment of an up-front premium.
The effective portion of the change in the fair value of derivatives which are designated as and qualify as cash flow hedges is recorded as accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015 and 2014, the Company recorded no ineffectiveness and immaterial amounts of ineffectiveness in earnings, respectively, attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
At September 30, 2015, the Company has hedged its exposure to the variability in future cash flows for forecasted transactions over a maximum period of three months, excluding transactions related to the payment of variable interest on existing financial instruments.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative instruments designated as ‘fair value’ hedges at September 30, 2015 and December 31, 2014. There was no impact to interest expense during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, there was no impact and $1.1 million reduction to interest expense, respectively, related to previous fair value hedges.
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
Additional derivative instruments include interest rate swap and cap contracts sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions which is recorded in other non-interest income.
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
Other derivatives include foreign currency forward contracts related to lending arrangements and a VISA share swap transaction, neither of which are designated for hedge accounting.

Derivative positions
The notional amount of derivative instruments are shown in the table below:

(In thousands)	At September 30, 2015	At December 31, 2014
Interest rate derivatives	$4,974,260	$10,237,325
RPA-In	64,849	55,626
RPA-Out	47,754	34,822
Other	8,824	60
Total notional amount of derivative instruments	$5,095,687	$10,327,833
The table below presents the fair value for derivative instruments as well as their classification in the accompanying Condensed Consolidated Balance Sheets. Information about the valuation methods used to measure fair value is provided in Note 15: Fair Value Measurements.

	At September 30, 2015		At December 31, 2014
(In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,440	$2,914	$4,481	$4,598

Derivatives not designated as hedging instruments:
Interest rate derivatives	$78,191	$59,193	$48,209	$31,915
RPA-In	—	297	—	258
RPA-Out	238	—	182	—
Other	106	21	—	7
Total derivatives not designated as hedging instruments	$78,535	$59,511	$48,391	$32,180
Amounts recorded in AOCL related to cash flow hedges
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $2.1 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At September 30, 2015, the remaining unamortized loss on the termination of cash flow hedges is $31.3 million. Over the next twelve months, the Company estimates that $8.4 million will be reclassified from AOCL as an increase to interest expense.
Pre-tax amounts included in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Amount of net loss reclassified from AOCL to interest expense	$2,332	$1,853	$6,616	$6,189
Amount of net (income) loss recognized as other comprehensive income	(3,161)	774	(6,568)	(13,339)
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Interest rate derivatives	$955	$671	$3,375	$2,476
RPA	—	2	(118)	145
Other	(44)	(36)	(129)	(104)
Total impact on non-interest income	$911	$637	$3,128	$2,517

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
The table below presents the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty or Derivative Clearing Organization ("DCO"):

	At September 30, 2015
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		Gain	Loss	Gain	Loss
Dealer A	$394,603	$—	$(2,914)	$21	$(5,002)	$(7,895)	$7,800	$—
Dealer B	246,263	813	—	—	(5,624)	(4,811)	4,250	—
Dealer C	5,860	—	—	—	(515)	(515)	—	—
Dealer D	343,714	407	—	33	(3,260)	(2,820)	2,400	—
Dealer E	430,485	1,220	—	52	(2,795)	(1,523)	1,210	—
Dealer F (2)	1,216,193	—	—	—	(41,944)	(41,944)	61,519	19,575
Total	$2,637,118	$2,440	$(2,914)	$106	$(59,140)	$(59,508)	$77,179

	At December 31, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Total (Loss) Gain	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		Gain	Loss	Gain	Loss
Dealer A	$427,430	$—	$(739)	$1,861	$(6,576)	$(5,454)	$5,300	$—
Dealer B	319,663	1,494	—	978	(6,420)	(3,948)	3,610	—
Dealer C	11,538	—	—	—	(834)	(834)	—	—
Dealer D	303,663	747	—	1,147	(1,627)	267	(400)	—
Dealer E	424,401	2,240	—	867	(1,698)	1,409	(1,420)	—
Dealer F (2)	6,631,936	—	(3,858)	555	(17,629)	(20,932)	39,037	18,105
Total	$8,118,631	$4,481	$(4,597)	$5,408	$(34,784)	$(29,492)	$46,127

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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $77.2 million in net margin collateral posted with financial counterparties at September 30, 2015, all of which were comprised of margin collateral posted to financial counterparties or DCO. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.

The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $78.2 million at September 30, 2015. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $18.7 million at September 30, 2015. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.
Mortgage Banking Derivatives
Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At September 30, 2015, outstanding rate locks totaled approximately $63.8 million, and the outstanding commitments to sell residential mortgage loans totaled approximately $82.2 million. Forward sales, which include mandatory forward commitments of approximately $79.0 million at September 30, 2015, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. The fair value of interest rate locked loan commitments and forward sales commitments resulted in a gain of $0.2 million at September 30, 2015 and a loss of $0.1 million at December 31, 2014, and were recorded as a component of other assets in the accompanying Condensed Consolidated Balance Sheets.
Note 15: Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available. In such instances, fair values are determined using appropriate valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As such, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.
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

If quoted market prices are not available, the Company classifies securities within Level 2 of the valuation hierarchy, and employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, CMBS, CLO, single-issuer trust preferred securities, and corporate debt securities.
Derivative Instruments. Derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustment related to credit risk is required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
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
Investments Held in Rabbi Trust. Investments held in a Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $3.9 million as of September 30, 2015.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $7.4 million in unfunded commitments remaining for its alternative investments as of September 30, 2015. See the Investment Securities Portfolio section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Contingent Consideration. The contingent consideration arrangement entitles the Company to receive a rebate of the premium paid for account attrition that occurs during the eighteen-month period beginning on January 13, 2015, the closing date of the transaction. The valuation is reliant upon a pricing model and techniques that require significant management judgment or estimation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy. The key assumptions considered in the valuation model are a 2.5% annual growth rate, a 13.0% annual account attrition rate plus approximately 6.0% of shock attrition in 2015, a 16.5% discount rate, and a premium on deposits of 4.5%.
Contingent Liability. The liability valuation is based upon unobservable inputs. Therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Summaries of the fair values for assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
U.S. Treasury Bills	$675	$675	$—	$—
Agency CMO	560,500	—	560,500	—
Agency MBS	1,120,511	—	1,120,511	—
Agency CMBS	153,479	—	153,479	—
CMBS	611,825	—	611,825	—
CLO	419,648	—	419,648	—
Single issuer trust preferred securities	37,783	—	37,783	—
Corporate debt securities	107,910	—	107,910	—
Equity securities	3,086	3,086	—	—
Total available-for-sale investment securities	3,015,417	3,761	3,011,656	—
Derivative instruments	80,975	—	80,975	—
Mortgage banking derivatives	233	—	233	—
Investments held in Rabbi Trust	5,252	5,252	—	—
Alternative investments	2,833	—	—	2,833
Contingent Consideration	5,000	—	—	5,000
Total financial assets held at fair value	$3,109,710	$9,013	$3,092,864	$7,833
Financial liabilities held at fair value:
Derivative instruments	$62,425	$—	$62,425	$—
Contingent liability	6,000	—	—	6,000
Total financial liabilities held at fair value	$68,425	$—	$62,425	$6,000

	At December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	550,988	—	550,988	—
Agency MBS	1,028,518	—	1,028,518	—
Agency CMBS	80,266	—	80,266	—
CMBS	553,393	—	553,393	—
CLO	425,734	—	425,734	—
Single issuer trust preferred securities	38,245	—	38,245	—
Corporate debt securities	110,301	—	110,301	—
Equity securities	5,903	5,903	—	—
Total available-for-sale investment securities	2,793,873	6,428	2,787,445	—
Derivative instruments	52,872	—	52,872	—
Mortgage banking derivatives	18	—	18	—
Investments held in Rabbi Trust	5,901	5,901	—	—
Alternative investments	475	—	—	475
Contingent Consideration	—	—	—	—
Total financial assets held at fair value	$2,853,139	$12,329	$2,840,335	$475
Financial liabilities held at fair value:
Derivative instruments	$36,777	$293	$36,484	$—
Contingent liability	—	—	—	—
Total financial liabilities held at fair value	$36,777	$293	$36,484	$—

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Financial Assets
(In thousands)	Alternative Investments	Contingent Consideration	Total	Contingent Liability
At January 1, 2015	$475	$—	$475	$—
Acquisition	—	5,000	5,000	6,000
Unrealized loss included in net income	(320)	—	(320)	—
Purchases/capital funding	2,712	—	2,712	—
Distributions	(34)	—	(34)	—
At September 30, 2015	$2,833	$5,000	$7,833	$6,000
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
Collateral Dependent Impaired Loans and Leases. Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using customized discounting criteria. As such, collateral dependent impaired loans and leases are classified as Level 3 of the fair value hierarchy.
Other Real Estate Owned ("OREO") and Repossessed Assets. The total book value of OREO and repossessed assets was $5.4 million at September 30, 2015. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$22,603	Real Estate Appraisals	Discount for appraisal type	4% - 15%
			Discount for costs to sell	0% - 8%
Other real estate owned	$1,820	Real Estate Appraisals	Discount for appraisal type	0% - 20%
			Discount for costs to sell	8%
Mortgage servicing assets	$32,353	Discounted cash flow	Constant prepayment rate	7.4% - 32.4%
			Discount rates	1.4% - 3.4%

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
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.

The estimated fair values of selected financial instruments are as follows:

	At September 30, 2015		At December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$3,951,208	$4,023,546	$3,872,955	$3,948,706
Loans held for sale	38,331	39,298	67,952	68,705
Level 3
Loans and leases, net	15,043,533	15,141,415	13,740,761	13,775,850
Mortgage servicing assets (1)	20,751	32,353	19,379	28,690
Alternative investments	13,082	14,651	16,524	18,046
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$15,520,490	$15,520,490	$13,380,018	$13,380,018
Time deposits	2,061,740	2,084,841	2,271,587	2,288,760
Securities sold under agreements to repurchase and other borrowings	1,002,018	1,021,932	1,250,756	1,271,596
FHLB advances (2)	2,609,212	2,622,842	2,859,431	2,872,515
Long-term debt (3)	226,327	222,723	226,237	227,751
The following adjustments to the carrying amount are not included in the fair value:

(1)	Mortgage servicing assets is net of reserves of $32 thousand at September 30, 2015 and $23 thousand at December 31, 2014.

(2)	FHLB advances is net of unamortized premiums of $27 thousand at September 30, 2015 and $37 thousand at December 31, 2014.

(3)	Long-term debt is net of unamortized discounts of $1.0 million at September 30, 2015 and $1.1 million at December 31, 2014.
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

	Three months ended September 30,
(In thousands)	2015	2014	2015	2014	2015	2014
	Webster Pension		Webster SERP		Other Postretirement Benefits
Service cost	$11	$10	$—	$—	$—	$—
Interest cost on benefit obligations	2,002	2,046	86	89	31	36
Expected return on plan assets	(2,968)	(2,871)	—	—	—	—
Amortization of prior service cost	—	—	—	—	18	18
Recognized net loss	1,431	711	98	55	11	4
Net periodic benefit cost (benefit)	$476	$(104)	$184	$144	$60	$58

	Nine months ended September 30,
(In thousands)	2015	2014	2015	2014	2015	2014
	Webster Pension		Webster SERP		Other Postretirement Benefits
Service cost	$34	$30	$—	$—	$—	$—
Interest cost on benefit obligations	6,006	6,051	259	273	93	104
Expected return on plan assets	(8,905)	(8,621)	—	—	—	—
Amortization of prior service cost	—	—	—	—	54	55
Recognized net loss	4,293	2,086	293	101	35	4
Net periodic benefit cost (benefit)	$1,428	$(454)	$552	$374	$182	$163
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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Stock options	$73	$167	$305	$943
Restricted stock	2,934	2,076	7,978	6,850
Total stock compensation expense	$3,007	$2,243	$8,283	$7,793
The following table provides a summary of unrecognized stock compensation expense:

	At September 30, 2015
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$117	0.4 years
Restricted stock	$14,506	2.0 years

The following table provides a summary of the activity under the Plans for the nine months ended September 30, 2015:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2015	243,015	$27.03	2,279	$29.34	130,193	$28.61	1,900,144	$24.95
Granted	219,826	34.77	12,531	34.45	138,591	36.15	—	—
Exercised options	—	—	—	—	—	—	(182,299)	18.79
Vested restricted stock awards (1)	(168,990)	28.50	(9,589)	33.24	(117,659)	31.27	—	—
Forfeited	(6,027)	29.58	—	—	—	—	(58,710)	42.39
Outstanding, at September 30, 2015	287,824	$32.02	5,221	$34.45	151,125	$33.47	1,659,135	$25.01

Options exercisable, at September 30, 2015							1,550,960	$25.15
Options expected to vest, at September 30, 2015							105,579	$23.00

(1)	Vested for purposes of recording compensation expense.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. There were 1,507,015 non-qualified stock options and 152,120 incentive stock options outstanding at September 30, 2015.

Note 18: Segment Reporting
Beginning in 2015, Webster’s operations are organized into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the January 2015 acquisition of the health savings account business of JPMorgan Chase Bank, N.A., the reported revenue of the HSA Bank segment exceeds 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are disclosed separately. These segments reflect how executive management responsibilities are assigned by each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated by the chief operating decision maker. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation.
Webster’s reportable segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling segment.
The Company uses a matched maturity funding concept, called funds transfer pricing (“FTP”), to allocate interest income and interest expense to each business while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s Asset/Liability Committee.
Webster allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Provision expense for certain elements of risk that are not deemed specifically attributable to a reportable segment, such as the provision for the consumer liquidating portfolio, is shown as part of the Corporate and Reconciling segment.
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. Income tax expense is allocated to each reportable segment based on the consolidated effective income tax rate for the period shown.
The following tables present the results for Webster’s reportable segments and the Corporate and Reconciling category, which incorporates the allocation of the provision for loan and lease losses and income tax expense:

	Three months ended September 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$64,769	$90,370	$18,852	$2,575	$(8,556)	$168,010
Provision (benefit) for loan and lease losses	3,992	8,953	—	76	(21)	13,000
Net interest income (loss) after provision for loan and lease losses	60,777	81,417	18,852	2,499	(8,535)	155,010
Non-interest income	10,970	26,928	16,548	2,215	4,794	61,455
Non-interest expense	27,474	82,919	21,190	5,026	3,245	139,854
Income (loss) before income tax expense	44,273	25,426	14,210	(312)	(6,986)	76,611
Income tax expense (benefit)	14,386	8,364	4,646	(96)	(2,225)	25,075
Net income (loss)	$29,887	$17,062	$9,564	$(216)	$(4,761)	$51,536

	Three months ended September 30, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$61,249	$88,602	$9,900	$2,217	$(4,598)	$157,370
Provision for loan and lease losses	2,760	5,731	—	399	610	9,500
Net interest income (loss) after provision for loan and lease losses	58,489	82,871	9,900	1,818	(5,208)	147,870
Non-interest income	8,861	27,307	7,100	2,371	5,270	50,909
Non-interest expense	25,445	79,735	10,074	4,733	4,511	124,498
Income (loss) before income tax expense	41,905	30,443	6,926	(544)	(4,449)	74,281
Income tax expense (benefit)	13,479	9,846	2,243	(169)	(1,575)	23,824
Net income (loss)	$28,426	$20,597	$4,683	$(375)	$(2,874)	$50,457

	Nine months ended September 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$188,539	$262,214	$53,080	$7,471	$(20,019)	$491,285
Provision (benefit) for loan and lease losses	19,951	16,383	—	(158)	(676)	35,500
Net interest income (loss) after provision for loan and lease losses	168,588	245,831	53,080	7,629	(19,343)	455,785
Non-interest income	28,321	80,748	47,982	6,891	15,254	179,196
Non-interest expense	81,144	247,070	60,306	14,502	8,368	411,390
Income (loss) before income tax expense	115,765	79,509	40,756	18	(12,457)	223,591
Income tax expense (benefit)	36,155	24,832	12,729	5	(3,891)	69,830
Net income (loss)	$79,610	$54,677	$28,027	$13	$(8,566)	$153,761

	Nine months ended September 30, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$175,058	$263,893	$28,667	$6,525	$(6,350)	$467,793
Provision (benefit) for loan and lease losses	17,451	11,728	—	707	(2,136)	27,750
Net interest income after provision for loan and lease losses	157,607	252,165	28,667	5,818	(4,214)	440,043
Non-interest income	24,761	77,571	21,577	7,512	16,912	148,333
Non-interest expense	76,579	241,314	29,353	13,697	10,493	371,436
Income (loss) before income tax expense	105,789	88,422	20,891	(367)	2,205	216,940
Income tax expense (benefit)	33,271	27,809	6,570	(115)	685	68,220
Net income (loss)	$72,518	$60,613	$14,321	$(252)	$1,520	$148,720
The following table presents the total assets for Webster’s reportable segments for the periods presented:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At September 30, 2015	$7,190,144	$8,297,472	$95,792	$476,517	$8,009,857	$24,069,782
At December 31, 2014	6,550,868	8,123,928	26,680	398,893	7,432,803	22,533,172

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2015	At December 31, 2014
Commitments to extend credit	$4,938,617	$4,376,733
Standby letter of credit	150,375	142,964
Commercial letter of credit	39,214	27,787
Total credit-related financial instruments with off-balance sheet risk	$5,128,206	$4,547,484
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,007	$4,749	$5,151	$4,384
Provision (benefit)	16	273	(3,128)	638
Balance, end of period	$2,023	$5,022	$2,023	$5,022
Litigation
Webster is involved in routine legal proceedings occurring in the ordinary course of business and is subject to loss contingencies related to such litigation and claims arising therefrom. Webster evaluates these contingencies based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes an accrual for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. This accrual is periodically reviewed and may be adjusted as circumstances change. Webster also estimates certain loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in all matters.
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at September 30, 2015 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.
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
Management has identified accounting for (i) allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment, (iii) valuation of goodwill and other intangible assets, (iv) income taxes, and (v) defined benefit pension plans as the Company’s most critical accounting policies in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2014 Form 10-K and, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
Summary of Performance
For the three months ended September 30, 2015, Webster’s net income available to common shareholders was $49.5 million, or $0.54 per diluted share, an increase of $1.7 million compared to $47.8 million, or $0.53 per diluted share, for the three months ended September 30, 2014. The $1.7 million increase is primarily due to an increase of $10.6 million in net interest income, an increase of $10.5 million in non-interest income, offset by an increase of $15.4 million in non-interest expense, an increase of $3.5 million in the provision for loan and lease losses, and an increase of $1.3 million in income tax expense.
For the nine months ended September 30, 2015, Webster’s net income available to common shareholders was $147.1 million, or $1.60 per diluted share, an increase of $6.3 million compared to $140.8 million, or $1.55 per diluted share, for the nine months ended September 30, 2014. The $6.3 million increase is primarily due to an increase of $23.5 million in net interest income and an increase of $30.9 million in non-interest income, partially offset by an increase of $40.0 million in non-interest expense, and an increase of $7.8 million in the provision for loan and lease losses.
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2015	2014	2015	2014
Earnings:
Net interest income	$168,010	$157,370	$491,285	$467,793
Provision for loan and lease losses	13,000	9,500	35,500	27,750
Total non-interest income	61,455	50,909	179,196	148,333
Total non-interest expense	139,854	124,498	411,390	371,436
Net income	51,536	50,457	153,761	148,720
Net income available to common shareholders	49,512	47,818	147,074	140,803
Per Share Data:
Weighted-average common shares - diluted	92,007	90,614	91,391	90,591
Net income available to common shareholders per common share - diluted	$0.54	$0.53	$1.60	$1.55
Dividends declared per common share	0.23	0.20	0.66	0.55
Dividends declared per Series A preferred share	—	21.25	21.25	63.75
Dividends declared per Series E preferred share	400.00	400.00	1,200.00	1,200.00
Book value per common share	24.87	23.93	24.87	23.93
Tangible book value per common share (1)	18.55	18.02	18.55	18.02
Selected Ratios:
Return on average assets (2)	0.86%	0.94%	0.88%	0.93%
Return on average common shareholders' equity	8.68	8.87	8.76	8.85
Tangible common equity ratio (1)	7.24	7.64	7.24	7.64
Common equity tier 1 risk-based capital (1) (3)	10.78	11.50	10.78	11.50
Return on average tangible common shareholders' equity (1)	11.89	11.86	12.07	11.95
Net interest margin	3.04	3.17	3.06	3.21
Efficiency ratio (1)	59.55	58.91	59.75	59.46

(1)
Based on non-GAAP financial measures, these items are utilized in evaluating the Company as management considers that they provide additional clarity in assessing its results. Other companies may define or calculate non-GAAP financial measures differently.

(2)	Annualized, based on net income before preferred dividend.

(3)	Calculated using capital as defined by the Basel III capital standard at September 30, 2015 and the Basel I capital standard at September 30, 2014.

See the following tables for reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2015	2014
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,402,545	$2,310,993
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	579,287	532,969
Tangible common shareholders' equity (non-GAAP)	$1,700,548	$1,626,375
Common shares outstanding	91,663	90,248
Tangible book value per common share (non-GAAP)	$18.55	$18.02

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,402,545	$2,310,993
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	579,287	532,969
Tangible common shareholders' equity (non-GAAP)	$1,700,548	$1,626,375
Total Assets (GAAP)	$24,069,782	$21,827,045
Less: Goodwill and other intangible assets (GAAP)	579,287	532,969
Tangible assets (non-GAAP)	$23,490,495	$21,294,076
Tangible common equity ratio (non-GAAP)	7.24%	7.64%

Common equity tier 1 risk-based capital (non-GAAP):
Shareholders' equity (GAAP)	$2,402,545	$2,310,993
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	579,287	532,969
Accumulated other comprehensive loss (GAAP)	(59,519)	(35,919)
Adjustment to accumulated other comprehensive loss (regulatory)	252	—
Add back: DTL related to goodwill and other intangibles (regulatory)	9,827	9,904
BASEL III transitions adjustment for intangibles (regulatory)	24,211	—
Common equity tier 1 (regulatory)	$1,793,853	$1,672,198
Risk-weighted assets (regulatory)	$16,634,817	$14,540,075
Common equity tier 1 risk-based capital (non-GAAP)	10.78%	11.50%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average tangible common shareholders' equity (non-GAAP):
Net income available to common shareholders (GAAP)	$49,512	$47,818	$147,074	$140,803
Intangible assets amortization, tax-affected at 35% (GAAP)	1,054	281	3,089	1,475
Net income excluding amortization (non-GAAP)	$50,566	$48,099	$150,163	$142,278
Net income excluding amortization, annualized (non-GAAP)	$202,264	$192,396	$200,217	$189,704
Average shareholders' equity (non-GAAP)	$2,403,670	$2,306,895	$2,377,672	$2,272,473
Less: Average Preferred stock (non-GAAP)	122,710	151,649	138,717	151,649
Average Goodwill and other intangible assets (non-GAAP)	580,218	533,181	579,625	533,818
Average tangible common equity (non-GAAP)	$1,700,742	$1,622,065	$1,659,330	$1,587,006
Return on average tangible common shareholders' equity (non-GAAP)	11.89%	11.86%	12.07%	11.95%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$139,854	$124,498	$411,390	$371,436
Less: Foreclosed property expense (GAAP)	270	387	585	979
Intangible assets amortization (GAAP)	1,621	432	4,752	2,269
Other expense (non-GAAP)	(277)	(638)	1,014	(735)
Non-interest expense (non-GAAP)	$138,240	$124,317	$405,039	$368,923
Net interest income (GAAP)	$168,010	$157,370	$491,285	$467,793
Less: Net gain on sale of investment securities (GAAP)	—	42	529	4,378
Other (non-GAAP)	(82)	(85)	(82)	(246)
Add back: FTE adjustment (non-GAAP)	2,596	2,700	7,879	8,496
Non-interest income (GAAP)	61,455	50,909	179,196	148,333
Income (non-GAAP)	$232,143	$211,022	$677,913	$620,490
Efficiency ratio (non-GAAP)	59.55%	58.91%	59.75%	59.46%

Net Interest Income
The following tables summarize daily average balances, interest and average yields, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$15,009,991	$141,064	3.71%	$13,391,870	$129,760	3.83%
Securities (1)	6,900,984	51,175	2.97	6,431,099	51,414	3.21
Federal Home Loan and Federal Reserve Bank stock	182,304	1,922	4.18	169,295	1,188	2.78
Interest-bearing deposits	118,627	76	0.25	20,636	13	0.25
Loans held for sale	40,428	357	3.53	26,789	239	3.56
Total interest-earning assets	22,252,334	$194,594	3.47%	20,039,689	$182,614	3.62%
Non-interest-earning assets	1,669,157			1,530,473
Total assets	$23,921,491			$21,570,162

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,656,780	$—	—%	$3,302,164	$—	—%
Savings, checking, & money market deposits	11,995,402	5,650	0.19	9,942,519	4,509	0.18
Time deposits	2,083,880	5,830	1.11	2,303,082	6,836	1.18
Total deposits	17,736,062	11,480	0.26	15,547,765	11,345	0.29

Securities sold under agreements to repurchase and other borrowings	1,137,552	4,138	1.42	1,366,774	4,587	1.31
Federal Home Loan Bank advances	2,231,901	5,949	1.04	1,945,688	4,203	0.85
Long-term debt	226,307	2,421	4.28	226,188	2,409	4.26
Total borrowings	3,595,760	12,508	1.37	3,538,650	11,199	1.24
Total interest-bearing liabilities	21,331,822	$23,988	0.44%	19,086,415	$22,544	0.47%
Non-interest-bearing liabilities	185,999			176,852
Total liabilities	21,517,821			19,263,267

Preferred stock	122,710			151,649
Common shareholders' equity	2,280,960			2,155,246
Webster Financial Corporation shareholders' equity	2,403,670			2,306,895
Total liabilities and equity	$23,921,491			$21,570,162
Tax-equivalent net interest income		$170,606			$160,070
Less: tax equivalent adjustments		(2,596)			(2,700)
Net interest income		$168,010			$157,370
Net interest margin			3.04%			3.17%

(1)	Daily average balances and yields of securities available for sale are based upon historical amortized cost.

	Nine months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$14,508,111	$408,541	3.73%	$13,127,001	$380,564	3.84%
Securities (1)	6,817,876	155,084	3.04	6,421,198	158,943	3.31
Federal Home Loan and Federal Reserve Bank stock	189,394	4,617	3.26	164,906	3,513	2.85
Interest-bearing deposits	114,494	218	0.25	17,809	35	0.26
Loans held for sale	43,824	1,299	3.95	21,703	631	3.87
Total interest-earning assets	21,673,699	$569,759	3.50%	19,752,617	$543,686	3.66%
Non-interest-earning assets	1,657,016			1,516,524
Total assets	$23,330,715			$21,269,141

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,521,294	$—	—%	$3,166,841	$—	—%
Savings, checking & money market deposits	11,769,750	15,786	0.18	9,847,132	13,441	0.18
Time deposits	2,162,970	18,769	1.16	2,278,172	19,399	1.14
Total deposits	17,454,014	34,555	0.26	15,292,145	32,840	0.29

Securities sold under agreements to repurchase and other borrowings	1,149,095	12,711	1.46	1,377,069	14,874	1.42
Federal Home Loan Bank advances	1,922,080	16,099	1.10	1,901,877	12,052	0.84
Long-term debt	226,278	7,230	4.26	261,180	7,631	3.90
Total borrowings	3,297,453	36,040	1.44	3,540,126	34,557	1.29
Total interest-bearing liabilities	20,751,467	$70,595	0.45%	18,832,271	$67,397	0.48%
Noninterest-bearing liabilities	201,576			164,397
Total liabilities	20,953,043			18,996,668

Preferred stock	138,717			151,649
Common shareholders' equity	2,238,955			2,120,824
Webster Financial Corporation shareholders' equity	2,377,672			2,272,473
Total liabilities and equity	$23,330,715			$21,269,141
Tax-equivalent net interest income		$499,164			$476,289
Less: tax equivalent adjustments		(7,879)			(8,496)
Net interest income		$491,285			$467,793
Net interest margin			3.06%			3.21%

(1)	Daily average balances and yields of securities available for sale are based upon historical amortized cost.

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.3% of total revenue for the nine months ended September 30, 2015. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities, as well as the level of non-performing assets. Webster manages the risk of changes in interest rates on net interest income through its Asset/Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size, duration and credit risk of the investment portfolio, (ii) the size and duration of the wholesale funding portfolio, (iii) off-balance sheet interest rate contracts, and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee’s interest rate expectations, the risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
Net interest income totaled $168.0 million for the three months ended September 30, 2015 compared to $157.4 million for the three months ended September 30, 2014, an increase of $10.6 million. The increase in net interest income during the three months ended September 30, 2015 was primarily the result of a strong increase in loans, partially offset by declining reinvestment spreads of earning assets. The associated net interest margin decreased 13 basis points to 3.04% during the three months ended September 30, 2015 from 3.17% for the three months ended September 30, 2014. Market interest rates remained at historically low levels during the periods presented.
Net interest income totaled $491.3 million for the nine months ended September 30, 2015 compared to $467.8 million for the nine months ended September 30, 2014, an increase of $23.5 million. The increase in net interest income during the nine months ended September 30, 2015 was primarily the result of a strong increase in loans, partially offset by declining reinvestment spreads of earning assets. The associated net interest margin decreased 15 basis points to 3.06% during the nine months ended September 30, 2015 from 3.21% for the nine months ended September 30, 2014. Market interest rates remained at historically low levels during the periods presented.
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
The following table reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2015 vs. 2014 Increase (decrease) due to			2015 vs. 2014 Increase (decrease) due to
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(4,053)	$15,357	$11,304	$(11,037)	$39,014	$27,977
Loans held for sale	(2)	120	118	183	485	668
Investments (1)	(3,877)	4,435	558	(14,787)	12,215	(2,572)
Total interest income	$(7,932)	$19,912	$11,980	$(25,641)	$51,714	$26,073
Interest on interest-bearing liabilities:
Deposits	$(1,287)	$1,422	$135	$(3,249)	$4,964	$1,715
Borrowings	1,134	175	1,309	3,887	(2,404)	1,483
Total interest expense	$(153)	$1,597	$1,444	$638	$2,560	$3,198
Net change in net interest income	$(7,779)	$18,315	$10,536	$(26,279)	$49,154	$22,875

(1)	Investments include: securities, Federal Home Loan and Federal Reserve Bank stock, and interest-bearing deposits.

Average loans and leases increased $1.4 billion during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The loan and lease portfolio comprised 66.9% of the average interest-earning assets at September 30, 2015 compared to 66.5% of the average interest-earning assets at September 30, 2014. The loan and lease portfolio yield decreased 11 basis points to 3.73% for the nine months ended September 30, 2015 compared to the loan and lease portfolio yield of 3.84% for the nine months ended September 30, 2014. The decrease in the yield on the average loan and lease portfolio is due to the repayment of higher yielding loans and leases and the addition of lower yielding loans and leases in the current interest rate environment.
Average investments increased $517.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The investments portfolio comprised 32.9% of the average interest-earning assets at September 30, 2015 compared to 33.4% of the average interest-earning assets at September 30, 2014. The investments portfolio yield decreased 27 basis points to 3.04% for the nine months ended September 30, 2015 compared to the investments portfolio yield of 3.31% for the nine months ended September 30, 2014. The decrease in the yield on investment securities is due to low market rates on purchases during the current period and increased balances with lower rates.
Average total deposits increased $2.2 billion during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is due to a $354.4 million increase in non-interest-bearing deposits and an increase of $1.8 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily a result of $1.4 billion in deposits from the health savings account acquisition. The average cost of deposits decreased 3 basis points to 0.26% for the nine months ended September 30, 2015 from 0.29% for the nine months ended September 30, 2014. The decrease in the average cost of deposits is the result of improved product mix and pricing which resulted in a shift from higher costing certificates of deposit to total interest-bearing deposits decreasing to 15.5% for the three months ended September 30, 2015 from 18.8% for the nine months ended September 30, 2014.
Average total borrowings decreased $242.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Borrowings decreased, even as growth in loans and securities exceeded organic deposit growth and operating cash flows, as cash balances brought on with the health savings account acquisition were utilized to pay down certain short-term Federal Home Loan Bank ("FHLB") advances. Average securities sold under agreements to repurchase and other borrowings decreased $228.0 million, and average FHLB advances increased $20.2 million. The average cost of borrowings increased 15 basis points to 1.44% for the nine months ended September 30, 2015 from 1.29% for the nine months ended September 30, 2014. The increase in average cost of borrowings is a result of the pay down of short-term lower cost borrowings.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Interest rate swaps on repurchase agreements	$361	$361	$1,082	$1,864
Interest rate swaps on FHLB advances	2,087	1,543	6,029	4,248
Interest rate swaps on senior fixed-rate notes	76	76	229	191
Interest rate swaps on brokered CDs and deposits	196	61	434	74
Net increase to interest expense on borrowings	$2,720	$2,041	$7,774	$6,377
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At September 30, 2015, the allowance for loan and lease losses totaled $173.0 million, or 1.14% of total loans and leases, compared to $159.3 million, or 1.15% of total loans and leases, at December 31, 2014.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $7.9 million and $21.8 million for the three and nine months ended September 30, 2015, respectively, compared to $7.9 million and $23.8 million for the three and nine months ended September 30, 2014, respectively.
The provision for loan and lease losses of $13.0 million and $35.5 million for the three and nine months ended September 30, 2015, respectively, increased $3.5 million and $7.8 million, respectively, compared to the three and nine months ended September 30, 2014. The increase in provision for loan and lease losses was due primarily to the increase in loan balances and increase in specific reserves on impaired loans.
See the “Loan and Lease Portfolio” through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30,		Increase/		Nine months ended September 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Non-Interest Income:
Deposit service fees	$35,229	$26,489	$8,740	33.0%	$102,347	$77,503	$24,844	32.1%
Loan related fees	8,305	5,479	2,826	51.6	19,713	14,851	4,862	32.7
Wealth and investment services	7,761	8,762	(1,001)	(11.4)	24,434	26,429	(1,995)	(7.5)
Mortgage banking activities	1,441	1,805	(364)	(20.2)	5,519	3,093	2,426	78.4
Increase in cash surrender value of life insurance policies	3,288	3,346	(58)	(1.7)	9,637	9,900	(263)	(2.7)
Gain on sale of investment securities, net	—	42	(42)	(100.0)	529	4,378	(3,849)	(87.9)
Impairment loss recognized in earnings	(82)	(85)	3	3.5	(82)	(246)	164	66.7
Other income	5,513	5,071	442	8.7	17,099	12,425	4,674	37.6
Total non-interest income	$61,455	$50,909	$10,546	20.7%	$179,196	$148,333	$30,863	20.8%
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2015 was $61.5 million, an increase of $10.6 million, or 20.7%, compared to $50.9 million for the three months ended September 30, 2014. The increase is attributable to increases in deposit service fees and loan related fees, partially offset by a decrease in wealth and investment services.
Deposit service fees increased $8.7 million, or 33.0%, as a result of increased checking account service charges and check card interchange income due to new account growth in the quarter and the acquired health savings accounts.
Loan related fees increased $2.8 million, or 51.6%, primarily as a result of agency and prepayment activity.
Wealth and investment services decreased $1.0 million, or 11.4%, primarily due to an adverse impact on sales production driven by market volatility and revenue reductions tied to lower assets under management.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2015 was $179.2 million, an increase of $30.9 million, or 20.8%, compared to $148.3 million for the nine months ended September 30, 2014. The increase is attributable to increases in deposit service fees, loan related fees, other income, and mortgage banking activities, partially offset by lower gain on sale of investment securities and wealth and investment services.
Deposit service fees increased $24.8 million, or 32.1%, as a result of increased checking account service charges and check card interchange income due to new account growth and the addition of the acquired health savings accounts.
Loan related fees increased $4.9 million, or 32.7%, primarily due to growth in unused line fees, agency activity and prepayment activity.
Other income increased $4.7 million, or 37.6%, due in part to $1.7 million of interest related to income tax refunds and swap income.
Mortgage banking activities increased $2.4 million, or 78.4%, due to higher settlement volume driven by mortgage originations which increased due to refinances tied to low interest rates.
The gain on sale of investment securities decreased $3.8 million, or 87.9%, due to limited sale activity in the current year.
Wealth and investment services income decreased $2.0 million, or 7.5%, due to an adverse impact on sales production driven by market volatility and revenue reductions tied to lower assets under management.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30,		Increase/		Nine months ended September 30,		Increase/
			(decrease)				(decrease)
(Dollars in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Non-Interest Expense:
Compensation and benefits	$73,378	$66,849	$6,529	9.8%	$218,285	$198,931	$19,354	9.7%
Occupancy	11,987	11,557	430	3.7	37,263	35,807	1,456	4.1
Technology and equipment	21,336	15,419	5,917	38.4	60,808	46,166	14,642	31.7
Intangible assets amortization	1,621	432	1,189	275.2	4,752	2,269	2,483	109.4
Marketing	4,099	4,032	67	1.7	12,520	11,461	1,059	9.2
Professional and outside services	2,896	2,470	426	17.2	8,224	6,441	1,783	27.7
Deposit insurance	6,067	5,938	129	2.2	17,800	16,814	986	5.9
Other expense	18,470	17,801	669	3.8	51,738	53,547	(1,809)	(3.4)
Total non-interest expense	$139,854	$124,498	$15,356	12.3%	$411,390	$371,436	$39,954	10.8%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2015 was $139.9 million, an increase of $15.4 million, or 12.3%, compared to $124.5 million for the three months ended September 30, 2014. The increase is attributable to increases in both compensation and benefits and technology and equipment.
Compensation and benefits increased $6.5 million, or 9.8%, due to increases in base compensation, incentive compensation, an increase in the Company's stock price, year over year, which increased deferred compensation, and additional temporary help attributable to HSA's expanding operations.
Technology and equipment increased $5.9 million, or 38.4%, primarily due to transitional service costs related to HSA's acquisition and implementing HSA's new technology platform.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2015 was $411.4 million, an increase of $40.0 million, or 10.8%, compared to $371.4 million for the nine months ended September 30, 2014. The increase is attributable to increases in compensation and benefits, technology and equipment, professional and outside services, occupancy and marketing, partially offset by a decrease in other expense.
Compensation and benefits increased $19.4 million, or 9.7%, due to an increase in base compensation and temporary help to support HSA's account growth.
Technology and equipment increased $14.6 million, or 31.7%, primarily due to transitional service costs related to the HSA acquisition and implementation costs associated with the new HSA technology platform.
Professional and outside services increased $1.8 million, or 27.7%, primarily as a result of investment in infrastructure.
Occupancy increased $1.5 million, or 4.1%, in part due to HSA's new building facility and higher snow removal costs.
Marketing increased $1.1 million, or 9.2%, due to higher advertising and promotion related expenses.
Deposit insurance increased $1.0 million, or 5.9%, primarily due to growth in assets which increased the assessment base.
Other expense decreased $1.8 million, or 3.4%, as a result of a favorable adjustment to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve and a favorable adjustment related to a reduced deposit insurance assessment for prior years.

Income Taxes
Webster recognized income tax expense of $25.1 million and $69.8 million, reflecting effective tax rates of 32.7% and 31.2% for the three and nine months ended September 30, 2015, respectively, compared to $23.8 million and $68.2 million, and 32.1% and 31.4%, for the three and nine months ended September 30, 2014, respectively.
The increase in the effective rate for the three months ended September 30, 2015 principally reflects the effects of increased state and local tax expense in 2015, partially offset by a discrete state tax expense recognized in the three months ended September 30, 2014 of $0.4 million, net.
The decrease in the effective rate for the nine months ended September 30, 2015 principally reflects the $4.4 million reduction in the Company’s valuation allowance applicable to its state deferred tax assets recognized in the three months ended June 30, 2015, partially offset by the effects of increased state and local tax expense in 2015 and the $2.0 million net state tax benefit recognized in the three months ended March 31, 2014.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 7 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2014 Form 10-K.

Segment Results
Beginning in 2015, Webster’s operations are organized into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the January 2015 acquisition of the health savings account business of JPMorgan Chase Bank, N.A., the reported revenue of the HSA Bank segment exceeds 10% of the combined revenue of all operating segments. As a result, the HSA Bank and Private Banking segments are disclosed separately. These segments reflect how executive management responsibilities are assigned by each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated by the chief operating decision maker. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 segment results have been adjusted for comparability to the 2015 segment presentation. See Note 18: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the funds transfer pricing and reporting methodologies.
The following tables present summarized net income and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss):
Commercial Banking	$29,887	$28,426	$79,610	$72,518
Community Banking	17,062	20,597	54,677	60,613
HSA Bank	9,564	4,683	28,027	14,321
Private Banking	(216)	(375)	13	(252)
Corporate and Reconciling	(4,761)	(2,874)	(8,566)	1,520
Net income	$51,536	$50,457	$153,761	$148,720

	At September 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$7,190,144	$8,297,472	$95,792	$476,517	$8,009,857	$24,069,782
Total loans and leases	7,180,144	7,479,953	661	473,074	82,693	15,216,525
Total deposits	3,219,195	10,148,536	3,643,557	219,847	351,095	17,582,230

Total assets under management/assets under administration	—	2,710,468	651,674	1,605,291	—	4,967,433

	At December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$6,550,868	$8,123,928	$26,680	$398,893	$7,432,803	$22,533,172
Total loans and leases	6,559,020	6,853,115	166	395,667	92,057	13,900,025
Total deposits	3,203,344	10,103,698	1,824,799	211,298	308,466	15,651,605

Total assets under management/assets under administration	—	2,754,775	746,983	1,676,961	—	5,178,719

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment solutions, which includes government and institutional banking. Webster’s Commercial Banking group takes a relationship approach to providing lending, deposit, and cash management services to middle market companies predominately within its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking.
Commercial Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$64,769	$61,249	$188,539	$175,058
Provision for loan and lease losses	3,992	2,760	19,951	17,451
Net interest income after provision	60,777	58,489	168,588	157,607
Non-interest income	10,970	8,861	28,321	24,761
Non-interest expense	27,474	25,445	81,144	76,579
Income before income taxes	44,273	41,905	115,765	105,789
Income tax expense	14,386	13,479	36,155	33,271
Net income	$29,887	$28,426	$79,610	$72,518

(In thousands)	At September 30, 2015	At December 31, 2014
Total assets	$7,190,144	$6,550,868
Total loans and leases	7,180,144	6,559,020
Total deposits	3,219,195	3,203,344
Net interest income increased $3.5 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $1.2 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is due to continued  growth in the commercial loan portfolio, coupled with an increase in reserves for impaired loans. Management believes the reserve level is adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $2.1 million for the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily due to agency activities. Non-interest expense increased $2.0 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily due to compensation and benefit costs related to strategic new hires and increased allocated costs.
Net interest income increased $13.5 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $2.5 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. Management believes the reserve level is adequate to cover inherent losses in the Commercial Banking portfolio. Non-interest income increased $3.6 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014, the increase is primarily due to loan related fees. Non-interest expense increased $4.6 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase is primarily due to compensation and benefit costs related to strategic new hires and the loss on the sale of an other real estate owned ("OREO") property in March 2015, and increased allocated costs.
Loans increased $621.1 million from December 31, 2014. Loan originations in the three and nine months ended September 30, 2015 and 2014 were $592.3 million and $1.9 billion and $692.1 million and $2.0 billion, respectively. Originations decreased $45.9 million in the nine months ended September 30, 2015 from the comparable period in 2014.
Total deposits increased a modest $15.9 million for the period ended September 30, 2015 compared to December 31, 2014. The increase is primarily due to timing of large corporate deposits.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking, and a distribution network consisting of 163 banking centers and 316 ATMs, a customer care center, telephone banking, and a full range of web and mobile-based banking services.
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
At September 30, 2015 and December 31, 2014, Webster Investment Services had $2.7 billion and $2.8 billion, respectively, of assets under administration. These assets are not included in the Condensed Consolidated Balance Sheets. LPL, a provider of investment and insurance programs in financial institutions' branches, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority, and a member of the Securities Investor Protection Corporation.
Business Banking offers credit, deposit, and cash flow management products to business and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$90,370	$88,602	$262,214	$263,893
Provision for loan and lease losses	8,953	5,731	16,383	11,728
Net interest income after provision	81,417	82,871	245,831	252,165
Non-interest income	26,928	27,307	80,748	77,571
Non-interest expense	82,919	79,735	247,070	241,314
Income before income taxes	25,426	30,443	79,509	88,422
Income tax expense	8,364	9,846	24,832	27,809
Net income	$17,062	$20,597	$54,677	$60,613

(In thousands)	At September 30, 2015	At December 31, 2014
Total assets	$8,297,472	$8,123,928
Total loans	7,479,953	6,853,115
Total deposits	10,148,536	10,103,698

Total assets under administration	2,710,468	2,754,775

Net interest income increased $1.8 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is due primarily to growth in both loans and transaction deposits which was partially offset by the effects of the persistent low interest rate environment on the value of deposits. The provision for loan and lease losses increased $3.2 million in the three months ended September 30, 2015 from the three months ended September 30, 2014.The increased level of provision for three months ended September 30, 2015 is the primarily the result of continued growth in the consumer unsecured lending portfolio. Management believes the reserve level at September 30, 2015 is adequate to cover inherent losses in the Community Banking portfolio. Non-interest income decreased $0.4 million in the three months ended September 30, 2015 from the three months ended September 30, 2014, primarily due to a decline in Investment Services revenue which was impacted by market volatility which lowered sales production during the quarter. A decrease in the gains on sale of residential mortgages was due to narrower spreads on loan sales. Non-interest expense increased $3.2 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily due to increases in compensation, benefits, and debit card processing expenses.
Net interest income decreased $1.7 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decrease is due primarily to the effects of the persistent low interest rate environment on the value of deposits. The provision for loan and lease losses increased $4.7 million in the nine months ended September 30, 2015 from nine months ended September 30, 2014. The increased level of provision for the nine months ended September 30, 2014 is due to the aforementioned growth in the consumer unsecured portfolio, and additional reserve dollars for potential payment shock risk attributable to home equity lines of credit reaching the “end of draw” (i.e., entering the amortization period). Management believes the reserve level at September 30, 2015 is adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $3.2 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014, primarily due to increased gains from the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $5.8 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase is primarily due to increases in compensation and benefits, marketing expenses and increased snow removal costs, which were partially offset by a decrease in amortization expense on intangible assets.
Total loans increased $626.8 million for the period ended September 30, 2015 compared to December 31, 2014. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans. Loan originations in the three and nine months ended September 30, 2015 and 2014 were $668.2 million and $1.9 billion and $521.3 million and $1.3 billion, respectively. The increase of $619.0 million in originations during the nine months ended September 30, 2015 is primarily due to increases in jumbo loans, increases in residential mortgage originations associated with refinances tied to low interest rates, and a strong spring home purchase season.
Total deposits increased $44.8 million for the period ended September 30, 2015 compared to December 31, 2014, due to growth in business and consumer account balances which was partially offset by a decrease in certificate of deposit balances.

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

On January 13, 2015, Webster Bank completed its acquisition of JPMorgan Chase Bank, N.A.'s health savings account business. The acquisition of approximately 829,000 accounts, including approximately $1.4 billion in deposits and $185.0 million in assets under administration, solidifies the HSA Bank division as a leading administrator and depository of health savings accounts with more than 1.6 million accounts and more than $4.3 billion in footings at September 30, 2015.
HSA Bank Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$18,852	$9,900	$53,080	$28,667
Non-interest income	16,548	7,100	47,982	21,577
Non-interest expense	21,190	10,074	60,306	29,353
Income before income taxes	14,210	6,926	40,756	20,891
Income tax expense	4,646	2,243	12,729	6,570
Net income	$9,564	$4,683	$28,027	$14,321

(In thousands)	At September 30, 2015	At December 31, 2014
Total assets	$95,792	$26,680
Total deposits	3,643,557	1,824,799

Total assets under administration	651,674	746,983
Net interest income increased $9.0 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase was due to higher HSA Bank's deposit balances and number of accounts as a result of the acquisition and organic growth, partially offset by a lower funds transfer credit. Non-interest income increased $9.4 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increases in HSA Bank's deposit balances and number of accounts resulted in an increase in deposit service fees and interchange income. Non-interest expense increased $11.1 million in the three months ended September 30, 2015 from the three months ended September 30, 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts.
Net interest income increased $24.4 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase was due to higher HSA Bank's deposit balances and number of accounts as a result of the acquisition and organic growth, partially offset by a lower funds transfer credit. Non-interest income increased $26.4 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increases in HSA Bank's deposit balances and number of accounts resulted in an increase in deposit service fees and interchange income. Non-interest expense increased $31.0 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts.
Total deposits increased $1.8 billion at September 30, 2015 compared to December 31, 2014. The health savings account acquisition in January increased deposits by $1.4 billion, and $400 million is the result of net new deposit growth. Additionally, HSA Bank had $651.7 million in assets under administration through linked brokerage accounts at September 30, 2015 compared to $747.0 million at December 31, 2014. The $95.3 million decline in linked brokerage balances is driven primarily by two events; the health savings account acquisition in January added $185.0 million in linked brokerage accounts and a custodial only relationship exited in August 2015, reducing linked brokerage accounts by $385.4 million and deposits by $47.9 million.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, deposit products and financial planning services.
Private Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net interest income	$2,575	$2,217	$7,471	$6,525
Provision (benefit) for loan and lease losses	76	399	(158)	707
Net interest income after provision (benefit)	2,499	1,818	7,629	5,818
Non-interest income	2,215	2,371	6,891	7,512
Non-interest expense	5,026	4,733	14,502	13,697
(Loss) income before income taxes	(312)	(544)	18	(367)
Income tax (benefit) expense	(96)	(169)	5	(115)
Net (loss) income	$(216)	$(375)	$13	$(252)

(In thousands)	At September 30, 2015	At December 31, 2014
Total assets	$476,517	$398,893
Total loans	473,074	395,667
Total deposits	219,847	211,298

Total assets under management or administration	1,605,291	1,676,961
Net interest income increased $0.4 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase was due to higher loan balances of approximately $108.8 million. The provision for loan and lease losses decreased $0.3 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The decreased provision expense is due primarily to improvements in the loss forecasts associated with home equity lines and loans and decreased charge-offs. Management believes the reserve level at September 30, 2015 is adequate to cover inherent losses in the portfolio. Non-interest income decreased $0.2 million in the three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease in non-interest income is due to revenue reductions tied to a decline in assets under management valuations resulting from negative market performance in the three months ended September 30, 2015. Non-interest expense increased $0.3 million in the three months ended September 30, 2015 from the three months ended September 30, 2014, primarily due to an increased investment in marketing; consulting related to enhancing investment management systems; occupancy expenses related to the move of the wealth advisory business; and, expenses in support of the increased level of loan production in 2015.
Net interest income increased $0.9 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase was due to $108.8 million growth in loan balances compared to the nine months ended September 30, 2014. The provision for loan and lease losses decreased $0.9 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decreased provision expense is due primarily to improvements in the loss forecasts associated with home equity lines and loans and decreases in charge-offs. Management believes the reserve level at September 30, 2015 is adequate to cover inherent losses in the portfolio. Non-interest income decreased $0.6 million in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decrease in non-interest income is due to revenue reductions tied to assets under management outflows associated with March 2014 personnel departures resulting from Private Banking’s strategic shift; coupled with a decline in assets under management valuations resulting from negative market performance in the three months ended September 30, 2015. This decrease more than offset the 7% increase in fee income from the wealth advisory platform. Non-interest expense increased $0.8 million in the nine months ended September 30, 2015 from the comparable period in 2014, primarily due to an increased investment in marketing, consulting related to enhancing investment management systems and occupancy expenses related to the office relocation of the wealth advisory staff and increased expenses related to the increased level of loan production compared to the prior year, partially offset by a one time credit in compensation and benefits related to the aforementioned personnel departures in March 2014.
Total loans were $473.1 million and increased $77.4 million in the nine months ended September 30, 2015, as loan originations and advances outpaced principal paydowns. Loan originations in the three and nine months ended September 30, 2015 and 2014 were $63.9 million and $141.9 million and $32.5 million and $58.0 million, respectively.
Assets under management were $1.4 billion at September 30, 2015 and $1.5 billion at December 31, 2014, and assets under administration were $227.4 million at September 30, 2015 and $214.7 million at December 31, 2014.

Financial Condition
Webster had total assets of $24.1 billion at September 30, 2015 and $22.5 billion at December 31, 2014. Total loans and leases of $15.0 billion, net of allowance for loan and lease losses of $173.0 million, at September 30, 2015 increased $1.3 billion compared to total loans and leases of $13.7 billion, net of allowance for loan and lease losses of $159.3 million, at December 31, 2014. Total deposits of $17.6 billion at September 30, 2015 increased $1.9 billion compared to total deposits of $15.7 billion at December 31, 2014. Non-interest-bearing deposits decreased 1.3%, while interest-bearing deposits increased 16.4% during the period.
At September 30, 2015, total shareholders' equity of $2.4 billion increased $79.7 million compared to total shareholders' equity of $2.3 billion at December 31, 2014. Changes in shareholders' equity for the nine months ended September 30, 2015 included an increase for net income of $153.8 million, partially offset by $3.3 million in other comprehensive loss, $60.1 million in common dividends, $6.7 million in preferred dividends, and repurchases of $16.9 million of common stock. The quarterly cash dividend to common shareholders has been $0.23 per common share since April 20, 2015. See the "Selected Financial Highlights" section and Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMO"), agency mortgage-backed securities ("agency MBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS"), and collateralized loan obligations ("CLO"). The held-to-maturity portfolio consists primarily of agency CMO, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), municipal bonds, and non-agency CMBS. The combined carrying value of investment securities totaled $7.0 billion and $6.7 billion at September 30, 2015 and December 31, 2014, respectively. Available-for-sale securities increased by $221.5 million, primarily due to new purchase activity, offset by principal payments. Held-to-maturity securities increased by $78.3 million, primarily due to the purchases of agency MBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2015 and 2014 was 3.04% and 3.31%, respectively.
The Company held $2.3 billion in investment securities that are in an unrealized loss position at September 30, 2015. Approximately $1.4 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.0 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $33.4 million at September 30, 2015. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment ("OTTI") in future periods.
For the nine months ended September 30, 2015, the Company recorded $82 thousand charge for OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.3 million and $3.7 million of OTTI at September 30, 2015 and December 31, 2014, respectively, related to previously impaired CLO securities identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$675	$—	$—	$675	$525	$—	$—	$525
Agency CMO	552,403	9,274	(1,177)	560,500	543,417	8,636	(1,065)	550,988
Agency MBS	1,121,513	9,215	(10,217)	1,120,511	1,030,724	10,462	(12,668)	1,028,518
Agency CMBS	151,384	2,095	—	153,479	80,400	—	(134)	80,266
Non-agency CMBS	601,570	11,407	(1,152)	611,825	534,631	18,885	(123)	553,393
CLO	421,592	745	(2,689)	419,648	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,116	—	(4,333)	37,783	41,981	—	(3,736)	38,245
Corporate debt securities	104,661	3,249	—	107,910	106,520	3,781	—	110,301
Equity securities - financial institutions	3,499	—	(413)	3,086	3,500	2,403	—	5,903
Securities available-for-sale	$2,999,413	$35,985	$(19,981)	$3,015,417	$2,767,967	$44,649	$(18,743)	$2,793,873
Held-to-maturity:
Agency CMO	$400,641	$6,885	$(639)	$406,887	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,094,328	46,172	(10,805)	2,129,695	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	691,638	13,274	—	704,912	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	399,314	10,474	(1,627)	408,161	373,211	15,138	(55)	388,294
Non-agency CMBS	361,399	8,866	(317)	369,948	338,723	9,428	(1,015)	347,136
Private Label MBS	3,888	55	—	3,943	5,886	100	—	5,986
Securities held-to-maturity	$3,951,208	$85,726	$(13,388)	$4,023,546	$3,872,955	$90,043	$(14,292)	$3,948,706
The benchmark 10-year U.S. Treasury rate decreased to 2.04% on September 30, 2015 from 2.17% on December 31, 2014. Webster has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and administer interest-rate risk as part of its asset/liability management strategy. See Note 14: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $10.2 million at September 30, 2015 and December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 15: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $1.2 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, and a net gain of $0.9 million and $0.7 million for three and nine months ended September 30, 2014, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.8 million at September 30, 2015 and $6.8 million December 31, 2014, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded income of $27 thousand and $28 thousand and $66 thousand and $67 thousand for the three and nine months ended September 30, 2015 and 2014, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds as defined by Section 619 of the Dodd-Frank Act. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Residential	$3,998,574	26.3	$3,498,675	25.2
Consumer:
Home equity	2,344,620	15.4	2,367,402	17.0
Liquidating - home equity	82,247	0.5	92,056	0.7
Other consumer	209,654	1.4	75,307	0.5
Total consumer	2,636,521	17.3	2,534,765	18.2
Commercial:
Commercial non-mortgage	3,435,600	22.6	3,098,892	22.3
Asset-based	717,566	4.7	662,615	4.8
Total commercial	4,153,166	27.3	3,761,507	27.1
Commercial real estate:
Commercial real estate	3,567,780	23.4	3,326,906	23.9
Commercial construction	294,907	1.9	235,449	1.7
Total commercial real estate	3,862,687	25.4	3,562,355	25.6
Equipment financing	547,767	3.6	532,117	3.8
Net unamortized premiums	8,370	0.1	2,580	—
Net deferred costs	9,440	0.1	8,026	0.1
Total loans and leases	$15,216,525	100.0	$13,900,025	100.0
Accrued interest receivable	42,304		38,397
Total recorded investment in loans and leases	$15,258,829		$13,938,422
Total residential loans were $4.0 billion at September 30, 2015, an increase of $499.9 million from December 31, 2014. The net increase is a result of direct and correspondent originations of $921.7 million, partially offset by payments and payoffs, during the nine months ended September 30, 2015.
Total consumer loans were $2.6 billion at September 30, 2015, an increase of $101.8 million from December 31, 2014. The net increase is primarily due to the purchase of in-footprint loans.
Total commercial loans were $4.2 billion at September 30, 2015, an increase of $391.7 million from December 31, 2014. The net increase is a result of fundings for commercial non-mortgage and asset-based loans exceed payments and payoffs by $358.1 million and $55.0 million, respectively, during the nine months ended September 30, 2015.
Total commercial real estate loans were $3.9 billion at September 30, 2015, an increase of $300.3 million from December 31, 2014. The net increase is a result of fundings of $855.5 million, offset by payments and payoffs, during the nine months ended September 30, 2015.
Equipment financing loans and leases were $547.8 million at September 30, 2015, an increase of $15.7 million from December 31, 2014, primarily the result of $143.6 million in originations, offset by repayments, during the nine months ended September 30, 2015.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At September 30, 2015	At December 31, 2014
Non-performing loans and leases as a percentage of loans and leases (1)	1.05%	0.94%
Non-performing assets as a percentage of total assets (1)	0.68	0.61
Non-performing assets as a percentage of loans and leases plus OREO (1)	1.08	0.98
Net charge-offs as a percentage of average loans and leases (2)	0.20	0.23
Allowance for loan and lease losses as a percentage of loans and leases	1.14	1.15
Allowance for loan and lease losses as a percentage of non-performing loans and leases	108.80	122.62
Ratio of allowance for loan and lease losses to net charge-offs (2)	5.96x	5.21x

(1)
The December 31, 2014 period has been adjusted to conform with the Company's policy change relating to non-accrual loans. See Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

(2)	Calculated for the September 30, 2015 period based on the year-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$57,603	1.44%	$64,022	1.83%
Consumer:
Home equity	32,390	1.38	35,490	1.50
Liquidating - home equity	3,965	4.82	4,460	4.84
Other consumer	579	0.28	280	0.37
Total consumer	36,934	1.40	40,230	1.59
Commercial:
Commercial non-mortgage	40,235	1.17	6,436	0.21
Asset-based loans	—	—	—	—
Total commercial	40,235	0.97	6,436	0.17
Commercial real estate:
Commercial real estate	20,355	0.57	15,016	0.45
Commercial construction	3,473	1.18	3,659	1.55
Total commercial real estate	23,828	0.62	18,675	0.52
Equipment financing	403	0.07	518	0.10
Total non-performing loans and leases (4)	159,003	1.05	129,881	0.94
Deferred costs and unamortized premiums	79		266
Total recorded investment in non-performing loans and leases	$159,082		$130,147

Total non-performing loans and leases (4)	$159,003		$129,881
Foreclosed and repossessed assets:
Residential and consumer	5,384		3,517
Commercial	—		2,999
Total foreclosed and repossessed assets	$5,384		$6,516
Total non-performing assets	$164,387		$136,397

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
At December 31, 2014, U.S. Government guaranteed loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in the first quarter of 2015. See Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

(4)	Includes non-accrual restructured loans and leases of $99.2 million at September 30, 2015 and $76.9 million at December 31, 2014.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2015	2014
Non-performing loans and leases, beginning of period	$129,881	$162,144
Additions	114,404	80,989
Paydowns/draws on existing non-performing loans and leases, net	(58,536)	(56,683)
Reclassification of Chapter 7 Loans to accrual status	—	(17,601)
Charge-offs	(20,716)	(26,740)
Other reductions	(6,030)	(2,996)
Non-performing loans and leases, end of period	$159,003	$139,113

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
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2015 and December 31, 2014 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At September 30, 2015, there were 1,726 impaired loans and leases with a recorded investment balance of $281.8 million, which included loans and leases of $197.7 million with an impairment allowance of $30.3 million, compared to 1,828 impaired loans and leases with a recorded investment balance of $332.2 million, which included loans and leases of $218.8 million, with an impairment allowance of $25.3 million at December 31, 2014.
Troubled Debt Restructurings ("TDRs")
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

The following table provides information for TDRs:

(In thousands)	At September 30, 2015	At December 31, 2014
Accrual status	$156,999	$243,231
Non-accrual status	99,177	76,939
Total recorded investment of TDRs	$256,176	$320,170
Accruing TDRs performing under modified terms more than one year	58.9%	67.6%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$20,991	$23,785
Additional funds committed to borrowers in TDR status	1,104	552
The following table provides detail of TDR activity:

	Nine months ended September 30,
(In thousands)	2015	2014
Recorded investment of TDRs, beginning of period	$320,170	$341,898
Additions	17,615	21,947
Paydowns/draws on existing TDRs, net	(72,573)	(29,018)
Charge-offs post modification	(7,574)	(10,275)
Transfers to OREO	(1,462)	(1,421)
Recorded investment of TDRs, end of period	$256,176	$323,131
See Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented.
Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$15,222	0.38	$17,216	0.49
Consumer:
Home equity	14,327	0.61	14,757	0.62
Liquidating - home equity	953	1.16	1,658	1.80
Other consumer	1,523	0.73	1,110	1.47
Commercial:
Commercial non-mortgage	4,415	0.13	2,099	0.07
Commercial real estate:
Commercial real estate	1,939	0.05	2,714	0.08
Equipment financing	739	0.13	701	0.13
Total loans and leases past due 30-89 days	39,118	0.26	40,255	0.29
Past due 90 days or more accruing:
Residential	2,228	0.06	2,039	0.06
Commercial non-mortgage	—	—	48	—
Total loans and leases past due 90 days and accruing	2,228	0.01	2,087	0.02
Total loans and leases over 30 days delinquent	$41,346	0.27	$42,342	0.30
Deferred costs and unamortized premiums	186		96
Accrued interest	493		498
Total recorded investment over 30 day delinquent loans	$42,025		$42,936

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") and the reserve for unfunded credit commitments are maintained at a level deemed sufficient by management to cover probable losses in the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of September 30, 2015.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:

i.
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;

ii.
Loans and leases with similar risk characteristics are segmented into homogeneous pools and modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology - specifically, probability of default ("PD"), loss given default ("LGD"), and exposure at default ("EAD"), where PD and LGD are functions of internal risk-ratings. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, collateral values, unemployment, and other changes in economic activity, and internal performance metrics;

iii.
Webster Bank also considers qualitative factors that are not specifically driven by defined metrics but can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing levels, credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.

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
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage ("QM") and non-QM loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures, and underwriting guidelines that include ability-to-repay standards.
At September 30, 2015, the ALLL was $173.0 million, or 1.14% of the total loan and lease portfolio and 108.80% of total non-performing loans and leases. This compares with the ALLL of $159.3 million at December 31, 2014, or 1.15% of the total loan and lease portfolio and 122.62% of total non-performing loans and leases. The net increase of $13.7 million in the reserve at September 30, 2015 compared to December 31, 2014 is primarily due to collateral and cash flow evaluations of loans individually evaluated for impairment and an increase in loan balances collectively evaluated for impairment.
The following table provides an allocation of the ALLL by portfolio segment:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$24,306	0.61	$25,452	0.73
Consumer	43,844	1.65	43,518	1.71
Commercial	67,841	1.64	52,114	1.39
Commercial real estate	31,452	0.82	32,102	0.90
Equipment financing	5,549	1.00	6,078	1.13
Total ALLL	$172,992	1.14	$159,264	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at September 30, 2015 decreased $1.1 million compared to December 31, 2014. The decrease was primarily due to the reduction in loss estimates in individually impaired loans with specific reserves.
The ALLL reserve allocated to the consumer portfolio at September 30, 2015 increased $0.3 million compared to December 31, 2014. The decrease was attributable to year-over-year improvements in asset quality.
The ALLL reserve allocated to the commercial portfolio at September 30, 2015 increased $15.7 million compared to December 31, 2014. The increase was driven primarily by an increase in the specific reserves for impaired loans and loan growth. The increase in the specific reserve is primarily attributed to one impaired commercial non mortgage loan.
The ALLL reserve allocated to the commercial real estate portfolio at September 30, 2015 decreased $0.7 million compared to December 31, 2014. The decrease was due to continuing improvement in asset quality, partially offset by loan growth.
The ALLL reserve allocated to the equipment financing portfolio at September 30, 2015 decreased $0.5 million compared to December 31, 2014. The decrease was due to continuing improvement in asset quality.

The following table provides detail of activity in the allowance for loan and lease losses:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Allowance for loan and lease losses, beginning balance	$167,860	$154,868	$159,264	$152,573
Provision	13,000	9,500	35,500	27,750
Charge-offs:
Residential	(1,588)	(1,870)	(5,004)	(4,868)
Consumer	(4,831)	(6,329)	(12,980)	(16,501)
Commercial	(2,204)	(2,738)	(5,000)	(9,571)
Commercial real estate	(1,346)	(139)	(5,590)	(2,991)
Equipment financing	—	(491)	(30)	(511)
Total charge-offs	(9,969)	(11,567)	(28,604)	(34,442)
Recoveries:
Residential	281	261	758	1,028
Consumer	1,004	1,947	3,215	4,262
Commercial	715	1,017	2,259	3,111
Commercial real estate	69	120	323	668
Equipment financing	32	336	277	1,532
Total recoveries	2,101	3,681	6,832	10,601
Net charge-offs	(7,868)	(7,886)	(21,772)	(23,841)
Allowance for loan and lease losses, ending balance	$172,992	$156,482	$172,992	$156,482
Net charge-offs for the three and nine months ended September 30, 2015 were $7.9 million and $21.8 million, consisting of $1.3 million and $4.2 million, respectively, in net charge-offs for residential loans, $3.8 million and $9.8 million, respectively, in net charge-offs for consumer loans, $1.3 million and $5.3 million, respectively, in net charge-offs for commercial real estate loans and $1.5 million and $2.7 million, respectively, in net charge-offs for commercial loans. Net charge-offs were offset by equipment financing net recoveries of $32 thousand and $247 thousand for the three and nine months ended September 30, 2015, respectively. Net charge-offs decreased by $18 thousand and $2.1 million, respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The decrease in net charge-off activity reflects lower levels of losses, offset somewhat by lower levels of recoveries, coupled with improved portfolio performance and loan quality metrics for the three and nine months ended September 30, 2015. The decrease in the allowance for loan and lease losses year over year reflects improved portfolio quality and economic conditions across all lines of business, effectively reducing estimated probable losses, partially offset by increases in the allowance to support loan growth.
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net charge-offs (recoveries) (1)
Residential	0.13%	0.19%	0.15%	0.15%
Consumer	0.58	0.68	0.50	0.64
Commercial	0.15	0.19	0.09	0.24
Commercial real estate	0.13	—	0.19	0.10
Equipment financing	(0.02)	0.13	(0.06)	(0.29)
Total net charge-offs to total average loans and leases	0.21%	0.24%	0.20%	0.24%

(1)	Calculated based on period to date net charge-offs (recoveries), annualized.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Additional sources of funds include FHLB advances and other borrowings, loan and mortgage-backed securities repayments, securities sale proceeds and maturities, and operating activities. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $133.6 million and $142.6 million of FHLB capital stock, at September 30, 2015 and December 31, 2014, respectively, for its membership and for outstanding advances and other extensions of credit. On August 4, 2015, the FHLB paid a cash dividend equal to an annual yield of 3.28%.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2015 and December 31, 2014, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 163 banking centers within our primary market area.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $17.6 billion at September 30, 2015 compared to $15.7 billion at December 31, 2014. The increase is predominately related to health savings account deposits, up $1.8 billion largely a result of the acquisition of $1.4 billion in deposits as described in Note 2: Acquisition. Also, see Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At September 30, 2015 and December 31, 2014, FHLB advances totaled $2.6 billion and $2.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion at September 30, 2015 compared to $0.7 billion at December 31, 2014. Webster Bank also had additional borrowing capacity at the FRB of $0.9 billion and $0.8 billion at September 30, 2015 and December 31, 2014, respectively. In addition, unpledged securities of $3.9 billion could have been used to increase borrowing capacity, by $3.5 billion at the FHLB or $3.5 billion at the FRB, or alternatively used as collateral for other borrowings such as repurchase agreements, at September 30, 2015.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.8 billion at September 30, 2015 compared to $4.3 billion at December 31, 2014. Borrowings represented 15.9% and 19.2% of total assets at September 30, 2015 and December 31, 2014, respectively. The reduction in borrowings was due to using acquired deposits to pay down certain short-term FHLB advances. For additional information, see Note 8: Securities Sold Under Agreements to Repurchase and Other Borrowings, Note 9: Federal Home Loan Bank Advances, and Note 10: Long-Term Debt in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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

Holding Company Liquidity. Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2014 Form 10-K. At September 30, 2015, there was $301.6 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $80 million in dividends to the holding company during the nine months ended September 30, 2015.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2015, a total of 471,720 shares of common stock were repurchased at a cost of approximately $16.9 million, of which 121,720 shares were purchased to fund employee compensation plans at a cost of approximately $4.3 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.6 million. At September 30, 2015, there was $26.7 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 86.5% and 88.8% at September 30, 2015 and December 31, 2014, respectively.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2015. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2015, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the nine months ended September 30, 2015, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100, 200 and 300 basis points. Webster was within Board policy for all scenarios. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100, 200 and 300 basis points. Based on the historic lows in short-term interest rates at September 30, 2015 and December 31, 2014, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 14: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting September 30, 2015 and December 31, 2014, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2015	N/A	N/A	1.5%	3.2%
December 31, 2014	N/A	N/A	1.8%	3.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting September 30, 2015 and December 31, 2014, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2015	N/A	N/A	1.6%	3.9%
December 31, 2014	N/A	N/A	2.7%	5.7%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2015 and December 31, 2014 assumed a Fed Funds rate of 0.25%. Asset sensitivity for both NII and PPNR has declined on September 30, 2015 as compared to December 31, 2014. The declines were due to increased residential loan portfolio balances, increased investment balances due to the acquisition of the health savings account business of JPMorgan Chase Bank, N.A., and decreased forecast prepay speeds in the investment and residential loan portfolios, partially offset by increased demand deposit and HSA deposit balances. PPNR sensitivity was further reduced by the expiration of the Fed Funds futures position as of June 30, 2015 which impacts PPNR but not NII. Since the Fed Funds rate was at 0.25% on September 30, 2015, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting September 30, 2015 and December 31, 2014:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2015	N/A	N/A	—%	0.4%	(4.6)%	(2.0)%	1.8%	3.1%
December 31, 2014	N/A	N/A	(0.1)%	0.2%	(5.5)%	(2.4)%	2.0%	3.8%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2015 and December 31, 2014:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2015	N/A	N/A	(1.0)%	(1.2)%	(8.5)%	(3.6)%	3.3%	5.8%
December 31, 2014	N/A	N/A	(0.3)%	(0.1)%	(9.8)%	(4.1)%	3.6%	6.8%

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
Sensitivity to the short end of the yield curve for NII was essentially unchanged from December 31, 2014 as increased residential loan and investment balances were partially offset by increased demand deposit and HSA deposit balances. Sensitivity to the short end of the yield curve for PPNR at September 30, 2015 was more negative than at December 31, 2014 due primarily to the expiration of the Fed Funds futures position as of June 30, 2015.
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
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2015 and December 31, 2014 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
September 30, 2015
Assets	$24,069,782	$23,873,890	N/A	$(442,215)
Liabilities	21,667,237	21,116,315	N/A	(563,218)
Total	$2,402,545	$2,757,575	N/A	$121,003
Net change as % base net economic value				4.4%

December 31, 2014
Assets	$22,533,172	$22,388,119	N/A	$(423,429)
Liabilities	20,210,357	19,799,495	N/A	(455,452)
Total	$2,322,815	$2,588,624	N/A	$32,023
Net change as % base net economic value				1.2%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.1 years at September 30, 2015. At December 31, 2014, the duration gap was negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in demand deposit and HSA deposit balances as of September 30, 2015.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2015 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, Webster and its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to Webster or its consolidated financial position. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause Webster to adjust its litigation accrual or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2015, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
July 1-31, 2015	960	$38.94	—	$36,633,443	—	$—
August 1-31, 2015	268,661	37.00	268,591	26,695,115	1,210	18.65
September 1-30, 2015	5,712	35.35	—	26,695,115	—	—
Total	275,333	36.97	268,591	26,695,115	1,210	18.65

(1)
On December 6, 2012, the Company announced that its Board of Directors had approved the current stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock, and will remain in effect until fully utilized or until modified, superseded, or terminated.

Of the total number of shares purchased during the three months ended September 30, 2015, 6,742 shares were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, in open market or privately negotiated transactions, as permitted by securities laws and other legal requirements. As of September 30, 2015, 69,105 outstanding warrants remain to purchase the Company's common stock, that trade on the New York Stock Exchange under the symbol "WBS WS," which carry an exercise price of $18.28 per share and expire on November 21, 2018.

Restrictions on Dividends
Holders of the Company's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on certain federal regulatory considerations. See Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Since December 4, 2012, the Company has 5,060,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (or $25 per depository share) ("Series E Preferred Stock"). The Series E Preferred Stock is redeemable at Webster's option, in whole or in part, on December 15, 2017, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series E Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 5, 2015	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2015	By:	/s/ Gregory S. Madar
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