Form 10-K
period 2015-12-31
WEBSTER FINANCIAL CORP
filed 2016-02-29
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $3.5 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2015, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of February 12, 2016 was 91,424,421.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2016.

i

PART 1
ITEM 1. BUSINESS
Forward-Looking Statements
The required information is set forth below, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Forward-Looking Statements," which is incorporated herein by reference.
General
Webster Financial Corporation is a bank holding company and financial holding company registered under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. References in this report to "Webster," the "Company," "we," "our," or "us" mean Webster Financial Corporation and its consolidated subsidiaries. At December 31, 2015, Webster had assets of $24.7 billion, net loans and leases of $15.5 billion, deposits of $18.0 billion and shareholders' equity of $2.4 billion. At December 31, 2015, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association (“Webster Bank”).
At December 31, 2015, Webster had 2,946 full-time equivalent employees. None of the employees were represented by a collective bargaining group. Management considers relations with its employees to be good.
Webster Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol “WBS.” Webster's internet address is www.websterbank.com and investor relations internet address is www.wbst.com. Webster makes available free of charge on its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). These documents are also available free of charge on the SEC's website at www.sec.gov. Information on Webster’s website is not incorporated by reference into this report.
Description of Business
Webster delivers financial services to individuals, families, and businesses primarily from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through 163 banking offices, 316 ATMs, telephone banking, mobile banking, and its internet website (www.websterbank.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, and flexible spending, health reimbursement, and commuter benefit accounts.
The core of our Company's value proposition is the service delivery model that comes to life through our brand promise, “Living Up to You,” which encapsulates how our bankers build meaningful relationships with our customers through a deeper understanding of their lives beyond the bank. This value proposition is delivered by our bankers who are knowledgeable, are deeply committed to the communities that we serve, know their markets well, and make decisions at the local level. We operate with a local market orientation as a community-focused, values-guided regional bank. Operating objectives include acquiring and developing high value customer relationships through sales specialists, universal bankers, marketing, and cross-sale efforts to fuel organic growth and expand contiguously.
Segments
Webster has four reportable segments: Commercial Banking, Community Banking, HSA Bank, and Private Banking, and has been operating under this structure for management reporting purposes since 2015. A description of each of the Company’s segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19: Segment Reporting in the Notes to Consolidated Financial Statements contained elsewhere in this report and also includes financial information for, and a description of, these reportable segments.
Subsidiaries of Webster Financial Corporation
Webster Financial Corporation's direct subsidiaries include Webster Bank, Webster Wealth Advisors, Inc., and Webster Licensing, LLC. The Company also owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued, and may in the future issue, trust preferred securities.

Additionally, Webster Bank's direct subsidiaries include Webster Mortgage Investment Corporation ("WMIC"), Webster Business Credit Corporation (“WBCC”), and Webster Capital Finance, Inc. (“WCF”). Webster Bank is the primary source of community banking activity within the consolidated group. Residential mortgage origination activity is conducted through Webster Bank. WMIC is a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank. Various commercial lending products are provided through Webster Bank and its subsidiaries to clients primarily within our regional footprint from New York to Massachusetts. WBCC provides asset-based lending services. WCF provides equipment financing for end users of equipment. Webster Bank also has various other subsidiaries that are not significant to the consolidated group.
Competition
Webster is subject to strong competition from banks, thrifts, credit unions, consumer finance companies, investment companies, insurance companies, e-commerce and other internet-based companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank entities, greater technological developments in the industry, and continued bank regulatory reforms.
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services, and office hours. Competition for deposits comes from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. The primary factors in competing for consumer and commercial loans are interest rates, loan origination fees, the quality and range of lending services, personalized service and ability to close within customers desired timeframe. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks, and insurance companies. Other factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the mortgage markets.
Supervision and Regulation
Webster and its banking and non-banking subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, federal deposit insurance funds, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies.
Set forth below is a summary of the significant laws and regulations applicable to Webster and its banking and non-banking subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to Webster and its banking and non-banking subsidiaries could have a material effect on the results of the Company.
Overview
Webster Financial Corporation is a separate and distinct legal entity from Webster Bank and its other subsidiaries. As a registered bank holding company and a financial holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System ("FRB"). and is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Webster also is under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is subject to the rules for listed companies of the New York Stock Exchange.
Webster Bank is organized as a national banking association under the National Bank Act. Webster Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (“OCC”) as its primary supervisory agency, as well as by the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. In addition, the Consumer Financial Protection Bureau ("CFPB") supervises Webster for compliance with federal consumer financial protection laws. Webster also is subject to oversight by state attorneys general for compliance with state consumer protection laws. Webster Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. Webster's non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the FRB.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies.

Bank Holding Company Regulation
Webster Financial Corporation is a bank holding company as defined under the BHC Act. The BHC Act generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking "as to be a proper incident thereto." Bank holding companies that have elected to become financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
If a bank holding company seeks to engage in the broader range of activities permitted under the BHC Act for financial holding companies, (i) the holding company and all of its depository institution subsidiaries, must be “well capitalized” and “well managed,” as defined in FRB Regulation Y, and (ii) it must file a declaration with the FRB that it elects to be a “financial holding company.”
In order for a financial holding company to commence any activity that is financial in nature, incidental thereto, or complementary to a financial activity, or to acquire a company engaged in any such activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 ("CRA"). This is discussed in the “Community Reinvestment Act and Fair Lending Laws” section.
The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto.” Financial holding companies also are permitted to acquire control of non-depository institution companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior FRB approval. However, the BHC Act, as amended by the Dodd-Frank Act, requires prior written approval from the FRB or prior written notice to the FRB before a financial holding company may acquire control of a company with consolidated assets of $10 billion or more.
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior FRB approval for the direct or indirect acquisition of 5% or more of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see the section titled “Community Reinvestment Act and Fair Lending Laws.”
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations, with certain of these standards applicable to banking organizations over $10 billion, including Webster and Webster Bank. In October 2012, the FDIC, the OCC, and the FRB issued separate but similar rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets to conduct an annual company-run stress test. The annual company-run stress test was conducted for Webster and Webster Bank. Webster announced the release of its company-run 2015 capital stress test results as required by the Dodd-Frank Act on June 16, 2015.
In February 2014, the FRB issued a rule further implementing the enhanced prudential standards required by the Dodd-Frank Act. Although most of the standards only apply to bank holding companies with more than $50 billion in assets, as directed by the Dodd-Frank Act, the rule contains certain standards that apply to bank holding companies with more than $10 billion in assets, including a requirement to establish a risk committee of the Company's board of directors to manage enterprise-wide risk. Webster meets these requirements.
Debit Card Interchange Fees
The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. In June 2011, the FRB approved a final debit card interchange rule pursuant to the Dodd-Frank Act that would cap an issuer's base fee at 21 cents per transaction and allow an additional amount equal to 5 basis points of the transaction's value. The FRB separately issued a final rule in July 2012 that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.

Identity Theft
In April 2013, the SEC and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines implementing provisions of the Dodd-Frank Act which require certain regulated entities to establish programs to address risks of identity theft. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved by its Board of Directors on April 25, 2013, to address these requirements.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster, from: (i) engaging in “proprietary trading;” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines Covered Funds to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides an exemption for CLOs meeting certain requirements. CLO compliance with the Volcker Rule is generally required by July 21, 2017.
Derivatives Reform
Title VII of the Dodd-Frank Act imposes requirements related to over-the-counter derivatives. Key provisions of Title VII of the Dodd-Frank Act are implemented by the Commodity Futures Trading Commission (“CFTC”) with respect to previously unregulated derivatives, including interest rate swaps. Among other things, the CFTC’s rules apply to swap dealers, major swap participants and commercial entities that enter into OTC derivatives transactions to hedge or mitigate risk. Under rules and CFTC guidance, end users are subject to a wide range of requirements including capital, margining, clearing, documentation, reporting, eligibility and business conduct requirements.
Dividends
The principal source of Webster Financial Corporation's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. At December 31, 2015, there was $335.4 million of undistributed net income available for the payment of dividends by Webster Bank to Webster Financial Corporation. Webster Bank paid Webster Financial Corporation $110.0 million in dividends during the year ended December 31, 2015.
In addition, Webster Financial Corporation and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate banking agency authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Federal Reserve System
FRB regulations require depository institutions to maintain reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. Webster Bank's required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. FRB regulations required for 2015 that reserves be maintained against aggregate transaction accounts except for transaction accounts which are exempt up to $14.5 million. Transaction accounts greater than $14.5 million up to and including $103.6 million have a reserve requirement of 3%. A 10% reserve ratio will be assessed on transaction accounts in excess of $103.6 million. The FRB generally makes annual adjustments to the tiered reserves. Webster Bank is in compliance with these reserve requirements.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the Federal Reserve Bank of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in Federal Reserve Bank of Boston stock of $50.7 million at December 31, 2015. The FRB paid an annual dividend of 6% in 2015.

Federal Home Loan Bank System
The Federal Home Loan Bank System provides a central credit facility for member institutions. Webster Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25.0 million. The Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances, depending on the maturities of those advances. At December 31, 2015, the Bank had approximately $2.7 billion in FHLB advances. Webster Bank was in compliance with these requirements, with a total investment in FHLB stock of $137.6 million at December 31, 2015. On October 29, 2015, the FHLB declared a quarterly cash dividend equal to an annual yield of 3.32%.
Source of Strength Doctrine
FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of the Dodd-Frank Act codified the requirement that bank holding companies act as a source of financial strength. As a result, Webster Financial Corporation is expected to commit resources to support Webster Bank, including at times when Webster Financial Corporation may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. bankruptcy code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
In addition, under the National Bank Act, if the capital stock of Webster Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Webster Financial Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Webster Bank stock held by Webster Financial Corporation to cover any deficiency.
Capital Adequacy and Prompt Corrective Action
In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.
The Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including Webster, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.
Pursuant to the Capital Rules, the minimum capital ratios effective January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to adjusted quarterly average consolidated assets, as defined (called “leverage ratio”).
The Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to Webster will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The deductions and adjustments are being incrementally phased in between January 1, 2015 and January 1, 2018.
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under U.S. generally accepted accounting principles are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain of these items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. The Company made the one-time permanent election to continue to exclude these items concurrently with the first filing of certain of Webster’s periodic regulatory reports in 2015. This election will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.
The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies, such as Webster Financial Corporation, that had $15 billion or more in total consolidated assets as of December 31, 2009. As of December 31, 2014, the Company had $75 million of trust preferred securities included in the Tier 1 capital for regulatory reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines. The Capital Rules require the Company to phase out trust preferred securities from Tier 1 capital. Excluding trust preferred securities from the Tier 1 capital will not affect Webster’s ability to meet all capital adequacy requirements to which it is subject.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
With respect to Webster Bank, the Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the Basel I 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Capital Rules do not change the total risk-based capital requirement for any PCA category.
The Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
Management believes Webster is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.
Transactions with Affiliates and Insiders
Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and its implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
Further, Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or operations.
On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage ("QM") provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA, and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014. The CFPB is expected to continue to issue and amend rules implementing the consumer financial protection laws, which may impact Webster Bank's operations.
Financial Privacy
Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the Gramm-Leach-Bliley Act (“GLBA”) and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.
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
Federal Deposit Insurance
The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes different risk categories distinguished by capital levels. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.
Webster Bank's FDIC deposit insurance assessment expense totaled $24.0 million, $22.7 million, and $21.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
The Dodd-Frank Act increased the FDIC’s deposit insurance limits to $250,000 per depositor, per insured bank, for each account ownership category. The Dodd-Frank Act also changed the deposit insurance assessment base and increased the reserve ratio of the Deposit Insurance Fund (“DIF”) to ensure the future strength of the DIF. Substantially all of the deposits of Webster Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The Dodd-Frank Act also requires the FDIC to raise the minimum reserve ratio of the DIF from 1.15% to 1.35% by September 30, 2020. Further, the Dodd-Frank Act made banks with $10 billion or more in total assets responsible for this increase. In November 2015 the FDIC proposed regulations that would impose a surcharge of 4.5 cents per $100 on the assessment base, after making certain adjustments on depository institutions with total consolidated assets of more than $10 billion. The proposed regulations have not yet been finalized. Under a separate rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline when the DIF ratio reaches 1.15%, which the FDIC expects will occur in early 2016. If the regulations regarding the surcharge are adopted in the form initially proposed, the FDIC deposit insurance assessment premiums paid by Webster Bank, will increase, but the increase will be offset by the reduction in the regular assessment rate when the DIF reaches 1.15%. The FDIC also has authority to further increase deposit insurance assessments.
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
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including Webster and Webster Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2011, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. At its 2011 Annual Meeting of Shareholders, Webster's shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Webster annually. As a result of the vote, the Board of Directors determined to hold the vote annually.
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA, as implemented by OCC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank's latest OCC CRA rating was “satisfactory.”
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

Office of Foreign Assets Control Regulation
The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Future Legislative Initiatives
From time to time, various legislative and regulatory initiatives are introduced by Congress, state legislatures, and financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.
Risk Management Framework
Webster’s Enterprise Risk Management (“ERM") framework provides a structured approach for identifying, assessing and managing risks across the Company in a coordinated manner, including strategic and reputational risks, as well as, credit, market, liquidity, capital, and operational risks as discussed in detail below.
The ERM framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain Webster's risk profile consistent with its risk strategy and appetite.
Key components of the ERM framework include a culture that promotes proactive risk management by all Webster bankers, a risk appetite framework, which is embedded in the corporate strategy and risk culture of the bank and consists of a risk appetite statement and board and business-level scorecards with defined risk tolerance limits, and robust risk governance with effective and credible challenge including three lines of defense to manage and oversee risk. Bankers in each line of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. Risk and other corporate support functions (for example, Human Resources and Legal departments) serve as the second line of defense and are responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit and Credit Risk Review, both of which are independent of management, serve as the third line of defense and ensure that appropriate risk management controls, processes and systems are in place and functioning effectively.
The Risk Committee of the Board of Directors (“Risk Committee”), comprised of independent directors, oversees all Webster's risk-related matters and provides input and guidance to the Board of Directors and the Executive team, as appropriate. Webster's ERM Committee (“ERMC”), which reports directly to the Risk Committee, is chaired by the Chief Risk Officer ("CRO") and is comprised of members of Webster's Executive Management Committee and Senior Risk Officers.
The CRO is responsible for establishing and maintaining the Company's ERM framework and overseeing credit risk, operational risk, compliance risk, Bank Secrecy Act and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer ("CFO"), is responsible for overseeing market, liquidity, and capital risk management activities.
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

Credit Risk Management ("CRM") policies and transaction approvals are managed under the supervision of the Chief Credit Officer (“CCO”) who reports to the CRO. The CCO and team of credit executives are independent of the loan production and Treasury areas. The credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies, and manages the collections and problem asset resolution activities.
As part of CRM governance, Webster established a CRM Committee ("CRMC") that meets regularly to review key credit risk topics, issues, and policies. The CRMC reviews Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The CRMC is chaired by the CCO and includes senior managers responsible for lending as well as senior managers from the CRM function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the CCO to the ERMC and Risk Committee.
In addition to the CRM team, there is an independent Credit Risk Review function that assesses risk ratings and credit underwriting process for all areas of the organization that incur credit risk. The head of Credit Risk Review reports directly to the Risk Committee and administratively to the CRO. Credit Risk Review findings are reported to the CRMC, ERMC and Risk Committee. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved.
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
Liquidity Risk
Liquidity risk refers to the ability to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management of Webster Bank involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Sources of funds include deposits, borrowings, or sales of assets such as unencumbered investment securities.
Webster requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from Webster Bank, income from investment securities, the issuance of equity, and debt in the capital markets.
Both Webster and Webster Bank maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the ERMC, Risk Committee and Board of Directors.
Capital Risk
Webster aims to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management operating ranges and recommends capital conservation, generation, and/or deployment strategies. ALCO also has responsibility for the annual capital plan, capital ratio range setting, contingency planning and stress testing, which are all reviewed and approved by the Risk Committee and Board of Directors at least annually.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, such as fraud, cyber-attacks, or natural disasters. The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Specific programs and functions have been implemented to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, analytical and forecasting models, and new products and services.
Webster's Operational Risk Management Committee ("ORMC"), which consists of senior risk officers and senior managers responsible for operational risk management to periodically review the aforementioned programs, key operational risk trends, concerns, and mitigation best practices. The ORMC is chaired by the Director of Operating Risk Management, who is responsible for overseeing Webster's operational risk management framework.

Internal Audit
Internal Audit provides an independent and objective assessment of the design and execution of internal controls for all major business units and operations throughout Webster, including our management systems, risk governance, and policies and procedures. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded so that significant financial, managerial and operating information is complete, accurate and reliable, and that employee actions comply with our policies and applicable laws and regulations.
Results of Internal Audit reviews are reported to management and the Audit Committee of the Board of Directors. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports directly to the Audit Committee and administratively to the Chief Executive Officer. The appointment or replacement of the General Auditor is overseen by the Audit Committee.
Additional information on risks and uncertainties and additional factors that could affect the Company's results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2015 and in other reports filed by Webster Financial Corporation with the SEC.
ITEM 1A. RISK FACTORS
An investment in our securities involves risks, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could affect our business, results of operations and financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.
Risks Relating to the Economy, Financial Markets, Interest Rates and Liquidity.
Difficult conditions in the economy and the financial markets may have a materially adverse effect on our business, financial condition and results of operations.
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, decreases in business activity, weakening of investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, changes in interest rates, high unemployment, natural disasters or a combination of these or other factors.
In particular, we may face the following risks in connection with the current economic and market environment:

•
economic and market developments may affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;

•
our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors;

•
we could suffer decreases in customer desire to do business with us, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with us; and

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions, or otherwise.
The business environment in the U.S. has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Difficult economic conditions could adversely affect our business, results of operations and financial condition.
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

The soundness of other financial institutions could adversely affect us.
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

Regulatory, Compliance, Environmental and Legal Risks
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Since the global financial crisis, financial institutions generally have been subject to increased scrutiny from regulatory authorities.  Recent changes to the legal and regulatory framework governing our operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which we operate.  In general, bank regulatory agencies have increased their focus on risk management and customer compliance, and we expect this focus to continue.  Additional compliance requirements are likely and can be costly to implement.  Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
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
We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in a certain amount of claims and legal action. Whether claims and related legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect our market perception, the products and services we offer, as well as impact customer demand for those products and services. We assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims utilizing the latest and most reliable information valuable. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. These costs adversely affect our business, results of operations and prospects.
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
Proposed health care reforms could adversely affect our HSA Bank division and our revenues, financial position and our results of operations.
The enactment of health care reforms affecting health savings accounts at the federal or state level may affect our HSA Bank division, which is a bank custodian of health savings accounts.  We cannot predict if any such reforms will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be. Any health care reforms enacted may be phased in over a number of years but, if enacted, could, with respect to the operations of HSA Bank, reduce our revenues, increase our costs, and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position, and cash flows could be materially adversely affected by such changes.

Risks Relating to the Competitive Environment in which We Operate
We operate in a highly competitive industry and market area. If we fail to compete effectively, our financial condition and results of operations may be materially adversely affected.
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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel.
Risks Relating to Risk Management
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
As a large financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could materially adversely affect our results of operations and financial condition.
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
We recognize that there is increasing risk that an event could occur and therefore have a high priority focus on our resiliency or recovery processes. Our Crisis and Incident Response process identifies and considers the various scenarios that could occur, and we will continue to carry out scenario specific tests across the enterprise.
Disruptions in services provided by third-party vendors that we rely on may result in a material adverse effect on our business.
We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, we are dependent on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason. Such failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations and financial condition. In addition we require third-party outsourced service providers to have Business Continuity and Disaster Recovery Plans that are aligned with our overall recovery plans.
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
We face risks in connection with completed or potential acquisitions.
From time to time we may evaluate expansion through the acquisition of banks or branches, or other financial businesses or assets. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	The possible loss of key employees and customers of the target;

•	Potential disruption of the target business;

•	Potential changes in banking or tax laws or regulations that may affect the target business;

•	Potential exposure to unknown or contingent liabilities of the target; and

•	Potential difficulties in integrating the target business into our own.

Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
Risks Relating to Accounting Estimates
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
If our goodwill and intangible assets are determined to be impaired it could have a negative impact on our profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer's balance sheet as goodwill. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require us to record charges in the future related to the impairment of our goodwill and intangible assets. There can be no assurance that future evaluations of goodwill and intangible assets will not result in findings of impairment and related write-downs. If we were to conclude that a future write-down is necessary, we would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company's executive and primary administrative functions, as well as the principal banking headquarters of Webster Bank. The Company considers its properties are suitable and adequate for present needs.
In addition to the property noted above, the Company's segments maintain the following offices, all of which are either located at facilities shared with Webster Bank or are leased. Lease expiration dates vary, up to 72 years, with renewal options for 1 to 25 years. For additional information regarding leases and rental payments see Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Community Banking
The Community Banking segment maintains the following banking centers:

Location	Leased	Owned	Total
Connecticut	79	43	122
Massachusetts	8	12	20
Rhode Island	9	4	13
New York	8	—	8
Total banking centers	104	59	163
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington D.C. Significant properties include but are not limited to offices in: Hartford, New Haven, Stamford, and Waterbury, Connecticut; New York and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
Also included in the Commercial Bank are the subsidiaries Webster Capital Finance with headquarters in Kensington, Connecticut and Webster Business Credit Corporation with headquarters in New York, New York and offices in: Baltimore, Maryland; Boston, Massachusetts; Conshohocken, Pennsylvania; and New Milford, Connecticut.
Private Banking
The Private Banking segment is headquartered in Stamford, Connecticut with offices in: Hartford, Connecticut; New Haven, Connecticut; Waterbury, Connecticut; Greenwich, Connecticut; Wilton, Connecticut; Boston, Massachusetts; White Plains, New York; and Providence, Rhode Island.
HSA Bank
HSA Bank is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
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
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster Financial Corporation's common shares trade on the New York Stock Exchange under the symbol “WBS.”
The following table sets forth the high and low intra-day sales prices per share of Webster' Financial Corporation's common stock and the cash dividends declared per share:

	2015			2014
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Fourth quarter	$40.72	$34.17	$0.23	$33.32	$26.53	$0.20
Third quarter	40.60	30.97	0.23	32.49	27.77	0.20
Second quarter	41.34	34.88	0.23	31.91	28.21	0.20
First quarter	37.38	29.02	0.20	32.67	28.71	0.15
On January 26, 2016, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.23 per share.
On February 12, 2016, there were 6,421 shareholders of record as determined by Broadridge, the Company’s transfer agent.
Restrictions on Dividends
Holders of Webster Financial Corporation's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Webster Financial Corporation, as a bank holding company, is dependent on dividend payments from Webster Bank for its legally available funds. The Bank paid the holding company $110.0 million in dividends during the year ended December 31, 2015.
The Bank’s ability to make dividend payments to the holding company is subject to certain regulatory and other requirements. Under OCC regulations, subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the Bank may declare a dividend, without prior regulatory approval, limited to net income for the current year to date as of the declaration date, plus undistributed net income from the preceding two years. At December 31, 2015, Webster Bank was in compliance with all applicable minimum capital requirements, and there was $335.4 million of undistributed net income available for the payment of dividends by the Bank to the holding company.
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
If the capital of Webster is diminished by depreciation in the value of its property, by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until such deficiency has been repaired. See the “Supervision and Regulation” section contained elsewhere in this report for additional information on dividends.
Webster Financial Corporation has 5,060,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share, or $25 per depository share ("Series E Preferred Stock"). The Series E Preferred Stock is redeemable at Webster Financial Corporation's option, in whole or in part, on December 15, 2017, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series E Preferred Stock prohibit the holding company from declaring or paying any cash dividends on its common stock, unless the holding company has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.
Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster during the year ended December 31, 2015.

Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
October 1-31, 2015	21,999	$36.90	—	$26,695,115	—	$—
November 1-30, 2015	1,326	39.47	—	26,695,115	—	—
December 1-31, 2015	1,833	38.63	—	26,695,115	—	—
Total	25,158	37.16	—	26,695,115	—	—

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

All 25,158 shares repurchased were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. There remain 63,344 outstanding warrants to purchase a share (1:1) of the Company's common stock, which carry an exercise price of $18.28 per share and expire on November 21, 2018.

Performance Graph
The performance graph compares Webster’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Keefe, Bruyette & Woods Regional Banking Index (“KRX Index”). The KRX Index is used as the industry index because Webster believes it provides a representative comparison and appropriate benchmark against which to measure relative bank stock performance.
Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2010.
Comparison of Five Year Cumulative Total Return Among Webster, S&P 500 Index, KRX Index

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Webster Financial Corporation	$100	$104	$107	$166	$177	$208
S&P 500 Index	$100	$102	$118	$157	$178	$181
KRX Index	$100	$95	$107	$158	$162	$171

ITEM 6. SELECTED FINANCIAL DATA
The required information is set forth below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Results of Operations," which is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements of Webster Financial Corporation and Notes thereto contained elsewhere in this report (collectively, the “Consolidated Financial Statements”).
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects;” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements.
Examples of forward-looking statements include, but are not limited to:
•projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items;
•statements of plans, objectives and expectations of Webster or its management or Board of Directors;
•statements of future economic performance; and
•statements of assumptions underlying such statements.
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes and cyber-security matters;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial services providers;

•
the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Act and the Capital Rules;

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

•	our success at managing the risks involved in the foregoing items.
Any forward-looking statements made by the Company in this Annual Report on Form 10-K speaks only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Critical Accounting Policies and Accounting Estimates
The Company's significant accounting policies, as described in the Notes to Consolidated Financial Statements, are fundamental to understanding its results of operations and financial condition. As disclosed in Note 1: Summary of Significant Accounting Policies, the preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make judgments and accounting estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operation and require the most difficult, subjective and complex judgment, and could potentially result in materially different results under different assumptions and conditions. The Company has classified four policies as critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies which have been identified by management and discussed with the appropriate committees of the Board of Directors govern:

•	Allowance for Loan and Lease Losses;

•	Fair Value Measurements;

•	Goodwill Valuation; and

•	Income Taxes.
The following is a summary of the Company's critical accounting policies and accounting estimates.
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
Composition of the allowance for loan and lease losses is more fully illustrated in Note 4: Loans and Leases in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Fair Value Measurements
The Company records certain assets and liabilities at fair value in the Consolidated Financial Statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as defined by applicable accounting guidance.
To increase consistency and comparability in fair value measures, management adheres to the three-level hierarchy established to prioritize the inputs used in valuation techniques, which consists of: (i) unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (ii) inputs other than quoted prices that are directly or indirectly observable for the asset or liability; and (iii) inputs that are not observable, rather are reliant upon pricing models and techniques that require significant management judgment or estimation. All assets and liabilities recorded at fair value are categorized both on a recurring and nonrecurring basis into the above three levels. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability and, as a result, assets or liabilities may be transferred between hierarchy levels due to changes in availability of observable market inputs used to measure fair value at that measurement date.

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
Information for financial instruments measured at fair value on a recurring basis is as follows:

Financial Instrument	Hierarchy	Valuation Methodology
Available for sale securities	Level 2
Consists of agency collateralized mortgage obligations, agency mortgage-backed securities, agency commercial mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, corporate debt, and single-issuer trust preferred securities, for which quoted market prices are not available. Management employs an independent pricing service that utilizes matrix pricing to calculate fair value. This fair value measurement considers observable data such as dealer quotes, dealer price indications, market spreads, credit information, and the respective terms and conditions for debt instruments. Procedures are in place to monitor assumptions and establish processes to challenge valuations received from pricing services that appear unusual or unexpected.

Derivative instruments	Level 2
Consists of interest rate swaps and mortgage banking derivatives. Management uses readily observable market parameters to value these contracts. Further, for interest rate swaps, third-party consultants are utilized.

Goodwill Valuation
Goodwill represents the excess purchase price of businesses acquired over the fair value, at acquisition, of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is evaluated for impairment, at least annually, in accordance with ASC Topic 350, "Intangibles - Goodwill and Other." Quarterly, an assessment of potential triggering events is performed and should events or circumstances be present that, more likely than not, would reduce the fair value of a reporting unit below its carrying value, the Company would then evaluate: periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; geo-economic factors, and internally developed forecasts to determine if its recorded goodwill may be impaired. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In the annual quantitative analysis, a discounted cash flow methodology and a comparable company methodology were used. Discounted cash flow estimates, which include significant management assumptions relating to asset and revenue growth rates, net interest and operating margins, capital requirements, weighted-average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. A comparable company methodology is based on a comparison of financial and operating statistics of publicly traded companies to each of the reporting units, and the appropriate multiples, such as equity value-to-tangible book value, core deposit premium multiples and/or price-to-earnings per share multiples, are applied to arrive at indications of value for each reporting unit. In “Step 1,” the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value of goodwill exceeds fair value, an impairment is recognized and this difference is charged to non-interest expense.
During 2015, Webster performed its annual impairment test under Step 1 as of its elected measurement date of November 30. The valuation of goodwill involves estimates which require significant management judgment. The Company utilizes a combined equally weighted income approach based on discounted cash flows, and comparable company market approach to arrive at an indicated fair value range for the reporting unit.
The income approach involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as asset and revenue growth rates, expense trends, capital requirements, discount rates, and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In the income approach the discount rate used for Consumer Deposits, Business Banking and HSA Bank was 7.7%, 10.4%, and 9.7%, respectively. The long-term growth rate used in determining the terminal value of the reporting unit's cash flows was estimated at 4.0% and is based on management's assessment of the minimum expected growth rate of each reporting unit as well as broader economic and regulatory considerations.
The comparable company market approach includes small to mid-sized banks based in the Northeast with significant geographic or product line overlap to Webster and its reporting units to determine a fair value of each reporting unit.

At November 30, 2015, Webster calculated the following multiples for the selected comparable companies, as appropriate for each reporting unit: core deposit premium, equity value-to-tangible book value, equity value-to-revenue and price-to-earnings per share. In determining the appropriate multiples to be applied for each reporting unit, the financial and operating statistics of the reporting units were compared to the comparable companies. Certain financial statistics were compared in identifying the reporting unit’s most appropriate comparable companies whose multiples were used as the basis for the selected multiple range. For price-to-earnings per share, 2015 to 2017 net income compound annual growth rate and 2017 net income margins were used, while the return on tangible book value and return on assets were used for equity value-to-tangible book value multiples. For core deposit premium multiples, each of those four financial statistics were used. Additionally, a control premium was applied as the comparable company multiples are on a minority basis.
The indicated values derived from the discounted cash flows and the market comparable company methodologies were equally weighted to derive the fair value of each reporting unit. This fair value is then compared against the carrying value of each reporting unit to determine if a Step 2 test is required. In estimating the carrying value of each reporting unit, Webster uses a methodology that is based upon Basel III asset risk weightings and fully allocates book capital to all assets and liabilities of each reporting unit. Capital is allocated to assets based on risk weightings and to funding liabilities based on an assessment of operational risk, collateral needs and residual leverage capital as appropriate.
There was no impairment indicated as a result of the Step 1 test performed as of November 30, 2015. The fair value of the Consumer Deposits, Business Banking, and HSA Bank reporting units where goodwill resides exceeded carrying value by 19.9%, 80.5%, and 804.5%, respectively. The Consumer Deposits, Business Banking and HSA Bank reporting units had $377.6 million, $139.0 million, and $21.8 million of goodwill at December 31, 2015, respectively.
With respect to sensitivity analysis related to the Consumer Deposits unit, by which the fair value exceeded the carrying amount by approximately 20%, stressing: (i) the deposit premium multiple, as part of the Comparable Company Method, down approximately 100 basis points (“bps”) and the discount rate up approximately 100 bps; or (ii) the deposit premium multiple, as part of the Comparable Company Method, down approximately 100 basis points and the projection of net income downward by approximately 20%, assuming no changes in any other variable, would result in the Company having to perform additional analysis under Step 2.
Calculations around sensitivity are hypothetical and should not be considered to be predictive of future performance. Impacts to implied fair value based on adverse changes in assumptions should not be extrapolated as the relationship of change in assumption to the change in fair value may not be linear.
Income Taxes
In accordance with ASC Topic 740, "Income Taxes," certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of deferred tax assets ("DTAs") and the measurement of uncertain tax positions ("UTPs"). Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of DTAs and resolution of UTPs could differ materially from the amounts recorded in the Consolidated Financial Statements.
DTAs generally represent items for which a benefit has been recognized for financial accounting purposes that cannot be realized for tax purposes until a future period. The realization of DTAs depends upon future sources of taxable income and the availability of prior years' taxable income to which loss-carryback, refund claims may be made. Valuation allowances are established for those DTAs determined not likely to be realized based on management's judgment.
Income taxes are more fully described in Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued accounting standards and their expected impact on the Company's financial statements.

Results of Operations
Selected financial data is presented in the following table:

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
BALANCE SHEETS
Total assets	$24,677,820	$22,533,172	$20,853,145	$20,147,081	$18,714,561
Loans and leases, net	15,496,745	13,740,761	12,547,203	11,851,567	10,991,917
Investment securities	6,907,683	6,666,828	6,465,652	6,243,689	5,848,491
Deposits	17,952,778	15,651,605	14,854,420	14,530,835	13,656,025
Borrowings	4,041,895	4,336,424	3,612,448	3,238,048	2,969,904
Series E preferred stock	122,710	122,710	122,710	122,710	—
Total shareholders' equity	2,415,571	2,322,815	2,209,348	2,093,783	1,845,985
STATEMENTS OF INCOME
Interest income	$760,040	$718,941	$687,640	$693,502	$699,723
Interest expense	95,415	90,500	90,912	114,594	135,955
Net interest income	664,625	628,441	596,728	578,908	563,768
Provision for loan and lease losses	49,300	37,250	33,500	21,500	22,500
Non-interest income (less securities amounts)	239,046	197,754	197,615	189,411	175,018
Gain on sale of investment securities, net	609	5,499	712	3,347	3,823
Impairment losses on securities, recognized in earnings	(110)	(1,145)	(7,277)	—	—
Loss on trading securities, net	—	—	—	—	(1,799)
Non-interest expense	554,554	501,600	497,709	501,294	510,580
Income from continuing operations before income tax expense	300,316	291,699	256,569	248,872	207,730
Income tax expense	93,976	91,973	77,113	75,133	58,419
Income from continuing operations	$206,340	$199,726	$179,456	$173,739	$149,311
Earnings applicable to common shareholders	$196,969	$188,496	$168,036	$170,531	$147,285
Per Share Data
Basic income from continuing operations per common share	$2.17	$2.10	$1.90	$1.96	$1.67
Basic earnings per common share	2.17	2.10	1.90	1.96	1.69
Diluted income from continuing operations per common share	2.15	2.08	1.86	1.86	1.59
Diluted earnings per common share	2.15	2.08	1.86	1.86	1.61
Dividends and dividend equivalents declared per common share	0.89	0.75	0.55	0.35	0.16
Dividends declared per Series A preferred share	21.25	85.00	85.00	85.00	85.00
Dividends declared per Series E preferred share	1,600.00	1,600.00	1,648.89	—	—
Book value per common share	25.01	23.99	22.77	22.76	20.74
Tangible book value per common share (non-GAAP)	18.71	18.10	16.85	16.43	14.51
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	7.12%	7.45%	7.49%	7.15%	7.00%
Return on average assets	0.87	0.93	0.89	0.90	0.83
Return on average common shareholders’ equity	8.77	8.85	8.44	8.97	8.19
Return on average tangible common shareholders' equity (non-GAAP)	12.05	11.90	11.77	12.80	12.04
Net interest margin	3.08	3.21	3.26	3.32	3.47
Efficiency ratio (non-GAAP)	59.73	59.23	60.32	62.71	65.08
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases (1)	0.89%	0.93%	1.28%	1.61%	1.67%
Non-performing assets as a percentage of loans and leases plus OREO (1)	0.92	0.98	1.34	1.64	1.71
Non-performing assets as a percentage of total assets (1)	0.59	0.61	0.82	0.98	1.03
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	125.05	122.62	94.10	91.25	124.47
Allowance for loan and lease losses as a percentage of loans and leases	1.12	1.15	1.20	1.47	2.08
Net charge-offs as a percentage of average loans and leases	0.23	0.23	0.47	0.68	1.00
Ratio of allowance for loan and lease losses to net charge-offs	5.21 x	5.21 x	2.63 x	2.28 x	2.11 x
(1) U.S. Government guaranteed loans were reclassified from non-accrual to over 90 days past due and accruing to reflect a policy change effective in 2015 and applied retrospectively. As a result, the ratio has been recalculated and presented accordingly.

The non-GAAP financial measures, identified in the preceding table, have been presented because management believes their use provides additional clarity in assessing the results of the Company. Other companies may define or calculate non-GAAP financial measures differently.
The following tables reconcile these non-GAAP financial measures with financial measures defined by GAAP, :

	At December 31,
(Dollars and shares in thousands, except per share data)	2015	2014	2013	2012	2011
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,415,571	$2,322,815	$2,209,348	$2,093,783	$1,845,985
Less: Preferred equity (GAAP)	122,710	151,649	151,649	151,649	28,939
Goodwill and other intangible assets (GAAP)	577,699	532,553	535,238	540,157	545,577
Tangible common equity (non-GAAP)	$1,715,162	$1,638,613	$1,522,461	$1,401,977	$1,271,469
Common shares outstanding	91,677	90,512	90,369	85,341	87,600
Tangible book value per common share (non-GAAP)	$18.71	$18.10	$16.85	$16.43	$14.51

Tangible common equity ratio (non-GAAP):
Shareholders' equity (GAAP)	$2,415,571	$2,322,815	$2,209,348	$2,093,783	$1,845,985
Less: Preferred stock (GAAP)	122,710	151,649	151,649	151,649	28,939
Goodwill and other intangible assets (GAAP)	577,699	532,553	535,238	540,157	545,577
Tangible common shareholders' equity (non-GAAP)	$1,715,162	$1,638,613	$1,522,461	$1,401,977	$1,271,469
Total assets (GAAP)	$24,677,820	$22,533,172	$20,853,145	$20,147,081	$18,714,561
Less: Goodwill and other intangible assets (GAAP)	577,699	532,553	535,238	540,157	545,577
Tangible assets (non-GAAP)	$24,100,121	$22,000,619	$20,317,907	$19,606,924	$18,168,984
Tangible common equity ratio (non-GAAP)	7.12%	7.45%	7.49%	7.15%	7.00%

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Return on average tangible common shareholders' equity (non-GAAP):
Income from continuing operations (GAAP)	$206,340	$199,726	$179,456	$173,739	$149,311
Preferred stock dividends (GAAP)	8,711	10,556	10,803	2,460	3,286
Intangible assets amortization, tax-affected at 35% (GAAP)	4,121	1,745	3,197	3,523	3,632
Income from discontinued operations, net of tax and loss attributable to non-controlling interest (GAAP)	—	—	—	—	1,996
Income adjusted for preferred stock dividends and amortization of intangibles (non-GAAP)	$201,750	$190,915	$171,850	$174,802	$151,653
Average shareholders' equity (non-GAAP)	$2,388,897	$2,289,699	$2,149,873	$1,946,833	$1,846,369
Less: Average preferred stock (non-GAAP)	134,682	151,649	151,649	38,335	28,942
Average goodwill and other intangible assets (non-GAAP)	579,366	533,549	537,650	542,782	548,340
Average non-controlling interests (non-GAAP)	—	—	—	—	9,119
Average tangible common equity (non-GAAP)	$1,674,849	$1,604,501	$1,460,574	$1,365,716	$1,259,968
Return on average tangible common shareholders' equity (non-GAAP)	12.05%	11.90%	11.77%	12.80%	12.04%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$554,554	$501,600	$497,709	$501,294	$510,580
Less: Foreclosed property expense (GAAP)	827	1,223	1,338	1,028	3,050
Intangible assets amortization (GAAP)	6,340	2,685	4,919	5,420	5,588
Other expense (non-GAAP)	665	1,732	4,354	3,762	11,075
Non-interest expense (non-GAAP)	$546,722	$495,960	$487,098	$491,084	$490,867
Net interest income (GAAP)	$664,625	$628,441	$596,728	$578,908	$563,768
Add: FTE adjustment (non-GAAP)	10,617	11,124	13,221	14,751	15,497
Non-interest income (GAAP)	239,545	202,108	191,050	192,758	177,042
Less: Gain on sale of investment securities, net (GAAP)	609	5,499	712	3,347	2,024
Other (non-GAAP)	(1,111)	(1,145)	(7,277)	—	—
Income (non-GAAP)	$915,289	$837,319	$807,564	$783,070	$754,283
Efficiency ratio (non-GAAP)	59.73%	59.23%	60.32%	62.71%	65.08%

The following table summarizes daily average balances, interest and average yields, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields
Assets
Interest-earning assets:
Loans and leases	$14,746,168	$554,632	3.76%	$13,275,340	$513,705	3.87%	$12,235,821	$490,985	4.01%
Securities (1)	6,846,297	207,675	3.04	6,446,799	210,721	3.28	6,268,889	204,287	3.28
Federal Home Loan and Federal Reserve Bank stock	188,631	6,479	3.43	168,036	4,719	2.81	158,233	3,437	2.17
Interest-bearing deposits	107,569	281	0.26	24,376	63	0.26	21,800	84	0.39
Loans held for sale	41,101	1,590	3.87	22,642	857	3.78	63,870	2,068	3.24
Total interest-earning assets	21,929,766	$770,657	3.52%	19,937,193	$730,065	3.67%	18,748,613	$700,861	3.74%
Non-interest-earning assets	1,673,793			1,523,768			1,514,052
Total assets	$23,603,559			$21,460,961			$20,262,665

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,564,751	$—	—%	$3,216,777	$—	—%	$2,939,324	$—	—%
Savings, checking, & money market deposits	11,846,049	21,472	0.18	9,863,703	17,800	0.18	9,511,386	18,376	0.19
Time deposits	2,138,778	24,559	1.15	2,280,668	26,362	1.16	2,357,321	28,206	1.20
Total deposits	17,549,578	46,031	0.26	15,361,148	44,162	0.29	14,808,031	46,582	0.31

Securities sold under agreements to repurchase and other borrowings	1,144,963	16,861	1.47	1,353,308	19,388	1.43	1,228,002	20,800	1.69
Federal Home Loan Bank advances	2,084,496	22,858	1.10	2,038,749	16,909	0.83	1,652,471	16,229	0.98
Long-term debt	226,292	9,665	4.27	252,368	10,041	3.98	233,850	7,301	3.12
Total borrowings	3,455,751	49,384	1.43	3,644,425	46,338	1.27	3,114,323	44,330	1.42
Total interest-bearing liabilities	21,005,329	$95,415	0.45%	19,005,573	$90,500	0.48%	17,922,354	$90,912	0.51%
Non-interest-bearing liabilities	209,333			165,689			190,438
Total liabilities	21,214,662			19,171,262			18,112,792

Preferred stock	134,682			151,649			151,649
Common shareholders' equity	2,254,215			2,138,050			1,998,224
Webster Financial Corporation shareholders' equity	2,388,897			2,289,699			2,149,873
Total liabilities and equity	$23,603,559			$21,460,961			$20,262,665
Tax-equivalent net interest income		675,242			639,565			609,949
Less: tax equivalent adjustments		(10,617)			(11,124)			(13,221)
Net interest income		$664,625			$628,441			$596,728
Net interest margin			3.08%			3.21%			3.26%

(1)	Daily average balances and yields of securities available for sale are based upon historical amortized cost.

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.5% of total revenue for the year ended December 31, 2015. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Net interest income and net interest margin are impacted by the level of interest rates secured, mix of assets earning and liabilities paying those interest rates, and the volume of interest-earning assets and interest-bearing liabilities. These conditions are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest ceded to non-performing assets.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through its Asset/Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio; (ii) the size and duration of the wholesale funding portfolio; (iii) off-balance sheet interest rate contracts; and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
Market interest rates remained at historically low levels during the periods covered by this report. However, the federal funds rate target range, which had been at 0-0.25% since December 16, 2008, was increased to 0.25-0.5% by the Federal Reserve, effective December 16, 2015.
Comparison of 2015 to 2014
Financial Performance
Net income of $206.3 million for the year ended December 31, 2015 increased 3.3% over the year ended December 31, 2014, largely due to record high levels of loan growth offsetting margin pressure, increased fee income; primarily due to acquired HSA accounts, and continued expense discipline.
Income before income tax expense was $300.3 million for the year ended December 31, 2015, an increase of $8.6 million from $291.7 million for the year ended December 31, 2014.
The primary factors positively impacting income before income tax expense include:

•	interest income increased $41.1 million; and

•	deposit service fees increased $33.1 million.
The primary factors negatively impacting income before income tax expense include:

•	non-interest expense increased $53.0 million; and

•	provision for loan and lease losses increased $12.1 million.
The impact of the items outlined above, coupled with the effect from income taxes of $94.0 million and $92.0 million for the years ended December 31, 2015 and 2014, respectively, resulted in net income of $206.3 million and diluted earnings per share of $2.15 for the year ended December 31, 2015 compared to net income of $199.7 million and diluted earnings per share of $2.08 for the year ended December 31, 2014.
Expense discipline, coupled with net interest and fee income growth maintained an operating efficiency below 60%. The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 59.73% for 2015 and 59.23% for 2014.
Credit quality improved as demonstrated by the decline in asset quality ratios. Net charge-offs as a percentage of average loans and leases was 0.23% for both the year ended December 31, 2015 and 2014. Non-performing assets as a percentage of loans, leases, and other real estate owned decreased to 0.93% at December 31, 2015 from 0.98% at December 31, 2014, driven by loan growth exceeding a slight increase in non-performing assets.

Net Interest Income
Net interest income totaled $664.6 million for the year ended December 31, 2015 compared to $628.4 million for the year ended December 31, 2014, an increase of $36.2 million. Net interest income increased primarily due to an increase in average interest-earning assets, substantially strong loan and lease growth of 12.7%, partially offset by an overall decline in reinvestment spreads on earning assets, most notably securities. Average interest-earning assets during 2015 increased $2.0 billion compared to 2014. The average yield on interest-earning assets decreased 15 basis points to 3.52% during 2015 from 3.67% during 2014. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2015 increased $2.0 billion compared to 2014, primarily from health savings accounts, while the average cost of interest-bearing liabilities decreased 3 basis points to 0.45% during 2015 compared to 0.48% during 2014.
Net interest margin decreased 13 basis points to 3.08% for the year ended December 31, 2015 from 3.21% for the year ended December 31, 2014. The decrease in net interest margin is due primarily to reinvestment at reduced spreads on loans and leases and securities, somewhat offset by a rise in lower cost deposits.
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2015 vs. 2014 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(19,489)	$60,416	$40,927
Loans held for sale	151	583	734
Investments (2)	(16,403)	15,334	(1,069)
Total interest income	$(35,741)	$76,333	$40,592
Change in interest on interest-bearing liabilities:
Deposits	$(2,691)	$4,560	$1,869
Borrowings	6,263	(3,217)	3,046
Total interest expense	$3,572	$1,343	$4,915
Change in tax-equivalent net interest income	$(39,313)	$74,990	$35,677
(1) The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2) Investments include: Securities; Federal Home Loan and Federal Reserve Bank stock; and Interest-bearing deposits.
Average loans and leases increased $1.5 billion during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The loan and lease portfolio comprised 67.2% of the average interest-earning assets at December 31, 2015 as compared to 66.6% of the average interest-earning assets at December 31, 2014. The loan and lease portfolio yield decreased 11 basis points to 3.76% for the year ended December 31, 2015, compared to the loan and lease portfolio yield of 3.87% for the year ended December 31, 2014. The decrease in the yield on average loans and leases is due to the repayment of higher yielding loans and leases coupled with the addition of lower yielding loans and leases in the current low interest rate environment.
Average investments increased $503.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The investments portfolio comprised 32.6% of the average interest-earning assets at December 31, 2015 as compared to 33.3% of the average interest-earnings assets at December 31, 2014. The investments portfolio yield decreased 25 basis points to 3.00% for the year ended December 31, 2015 compared to the investments portfolio yield of 3.25% for the year ended December 31, 2014. The decrease in the yield on securities is due to lower market rates on purchases made during 2015.
Average deposits increased $2.2 billion during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase comprised of $348.0 million in non-interest-bearing deposits and $1.8 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits was primarily a result of $1.4 billion in acquired health savings account deposits. The average cost of deposits decreased 3 basis points to 0.26% for the year ended December 31, 2015 from 0.29% for the year ended December 31, 2014. The decrease in the average cost of deposits is the result of product mix, the maturity of higher costing certificates of deposit, and pricing on certain deposit products.

Average borrowings decreased $188.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Cash received as part of the health savings account acquisition was utilized to pay down certain short-term FHLB advances. Average securities sold under agreements to repurchase and other borrowings decreased $208.3 million, and average FHLB advances increased $45.7 million. The $26.1 million decrease in average long-term debt is due to the issuance of $150 million aggregate principal amount of senior notes in February 2014, ahead of a prior issuance that matured in April 2014. The average cost of borrowings increased 16 basis points to 1.43% for the year ended December 31, 2015 from 1.27% for the year ended December 31, 2014. The increase in average cost of borrowings is a result of the pay down of short-term lower cost FHLB borrowings and subsequent additional borrowings at higher rates.
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2015	2014
Interest rate swaps on repurchase agreements	$1,442	$2,224
Interest rate swaps on FHLB advances	8,272	6,043
Interest rate swaps on senior fixed-rate notes	306	267
Interest rate swaps on brokered CDs and deposits	632	151
Net increase to interest expense on borrowings	$10,652	$8,685
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At December 31, 2015, the allowance for loan and lease losses totaled $175.0 million, or 1.12% of total loans and leases, compared to $159.3 million, or 1.15% of total loans and leases, at December 31, 2014.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. For the year ended December 31, 2015, total net charge-offs were $33.6 million compared to $30.6 million for the year ended December 31, 2014.
The provision for loan and lease losses totaled $49.3 million for the year ended December 31, 2015, an increase of $12.1 million compared to the year ended December 31, 2014. The increase in provision for loan and lease losses was due primarily to the increase in loan balances and increase in specific reserves on impaired loans, partially offset with improved credit quality.
See the “Allowance for Loan and Lease Losses Methodology” section for further details.

Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Deposit service fees	$136,578	$103,431	$33,147	32.0%
Loan and lease related fees	25,594	23,212	2,382	10.3
Wealth and investment services	32,486	34,946	(2,460)	(7.0)
Mortgage banking activities	7,795	4,070	3,725	91.5
Increase in cash surrender value of life insurance policies	13,020	13,178	(158)	(1.2)
Gain on sale of investment securities, net	609	5,499	(4,890)	(88.9)
Impairment loss on securities recognized in earnings	(110)	(1,145)	(1,035)	(90.4)
Other income	23,573	18,917	4,656	24.6
Total non-interest income	$239,545	$202,108	$37,437	18.5%
Total non-interest income was $239.5 million for the year ended December 31, 2015, an increase of $37.4 million from the year ended December 31, 2014. The increase is attributable to higher deposit service fees, other income, mortgage banking activities, loan and lease related fees and a decrease in impairment loss on securities, partially offset by lower net gain on sale of investment securities and wealth and investment services.
Deposit service fees totaled for $136.6 million 2015 compared to $103.4 million for 2014. The increase was a result of increased checking account service charges and check card interchange income due primarily to the acquired health savings accounts and new account growth.
Other income totaled $23.6 million for 2015 compared to $18.9 million for 2014. The increase was primarily due to alternative investment income, estimated interest on refundable income taxes, credit card fees, and client swap activity, partially offset by lower death benefit proceeds from bank owned life insurance.
Mortgage banking activities totaled $7.8 million for 2015 compared to $4.1 million for 2014. The increase was due to higher settlement volume and gain on sale rate driven by lower interest rates in 2015.
Loan and lease related fees totaled $25.6 million for 2015 compared to $23.2 million for 2014. The increase was primarily due to increased syndication activity, unused line fees, and loan servicing fees.
Impairment loss on securities recognized in earnings totaled $0.1 million for 2015 compared to $1.1 million for 2014. The decrease was due to lower impairment losses recognized on collateralized loan obligation securities.
Net gain on investment securities totaled $0.6 million for 2015 compared to $5.5 million for 2014. The prior year’s amount included gains from the sale of non-Volcker Rule compliant pooled trust preferred securities.
Wealth and investment services totaled $32.5 million for 2015 compared to $34.9 million for 2014. The decrease was primarily due to an adverse impact on sales production driven by market volatility, and lower revenue as a result of lower assets under administration values.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Compensation and benefits	$297,517	$270,151	$27,366	10.1%
Occupancy	48,836	47,325	1,511	3.2
Technology and equipment	80,026	61,993	18,033	29.1
Intangible assets amortization	6,340	2,685	3,655	136.1
Marketing	16,053	15,379	674	4.4
Professional and outside services	11,156	8,296	2,860	34.5
Deposit insurance	24,042	22,670	1,372	6.1
Other expense	70,584	73,101	(2,517)	(3.4)
Total non-interest expense	$554,554	$501,600	$52,954	10.6%
Total non-interest expense was $554.6 million for the year ended December 31, 2015, an increase of $53.0 million from the year ended December 31, 2014. The increase for the year ended December 31, 2015 is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services, occupancy, intangible assets amortization, and deposit insurance expenses, partially offset by a reduction in other expenses.
Compensation and benefits totaled $297.5 million for 2015 compared to $270.2 million for 2014. The increase was primarily driven by base compensation and temporary help to support HSA Bank’s account growth, incentives and commissions, and larger group medical claims.
Technology and equipment totaled $80.0 million for 2015 compared to $62.0 million for 2014. The increase was due to transitional service costs related to the HSA acquisition and implementation costs associated with a new HSA technology platform.
Professional and outside services totaled $11.2 million for 2015 compared to $8.3 million for 2014. The increase was primarily due to information technology consulting services.
Occupancy costs totaled $48.8 million for 2015 compared to $47.3 million for 2014. The increase was primarily due to the addition of HSA Bank’s facility in Milwaukee, WI, and additional snow removal costs.
Intangible assets amortization totaled $6.3 million for 2015 compared to $2.7 million for 2014. The increase was due to intangibles acquired as part of the health savings accounts acquisition.
Deposit Insurance totaled $24.0 million for 2015 compared to $22.7 million for 2014. The increase was primarily due to growth in assets.
Other expense totaled $70.6 million for 2015 compared to $73.1 million for 2014. The decrease was due to a favorable adjustment to the unfunded reserve related to the refinement of estimates and a recovery of previous years deposit insurance expense.
Income Taxes
Webster recognized income tax expense of $94.0 million in 2015 and $92.0 million in 2014, and the effective tax rates were 31.3% and 31.5%, respectively. The decrease in the effective rate principally reflects a $4.4 million net deferred tax benefit recognized in 2015, partially offset by the effects of increased state and local tax expense in 2015.
The $4.4 million net deferred tax benefit was part of a $5.8 million reduction in the Company’s beginning-of-year valuation allowance on its state and local deferred tax assets, due to a change in their estimated realizability. This change is expected to result in increased deferred expense in future years, including $2.0 million in 2016, or about 0.6% in effective-rate terms.
For additional information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Comparison of 2014 and 2013
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
Income before income tax expense was $291.7 million for the year ended December 31, 2014, an increase of $35.1 million from $256.6 million for the year ended December 31, 2013.
The primary factors positively impacting income before tax expense include:

•	interest income increased $31.3 million;

•	impairment losses on securities decreased by $6.1 million;

•	net gain on sale of investment securities increased $4.8 million;

•	deposit service fees increased $4.5 million;

•	loan and lease related fees increased $1.4 million;

•	interest expense decreased $0.4 million; and

•	wealth and investment service fees increased $0.2 million.
The primary factors negatively impacting income before income tax expense include:

•	income from mortgage banking activities decreased $12.3 million;

•	non-interest expense increased $3.9 million; and

•	provision for loan and lease losses increased $3.8 million.
The impact of the items outlined above, and the effect from income taxes of $92.0 million and $77.1 million, and preferred stock dividends of $10.6 million and $10.8 million for the years ended December 31, 2014 and 2013, respectively, resulted in net income available to common shareholders of $189.2 million for the year ended December 31, 2014 compared to $168.7 million for the year ended December 31, 2013. Diluted net income available to common shareholders was $2.08 and $1.86 per share for the years ended December 31, 2014 and 2013, respectively.
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
Net Interest Income
Net interest income totaled $628. 4 million for the year ended December 31, 2014 compared to $596.7 million for the year ended December 31, 2013, an increase of $31.7 million. Net interest income increased primarily due to an increase in average interest-earning assets, partially offset by an overall decline in reinvestment spreads on earning assets. Average interest-earning assets during the year ended December 31, 2014 increased $1.2 billion compared to the year ended December 31, 2013. The average yield on interest-earning assets decreased 7 basis points to 3.67% for the year ended December 31, 2014 from 3.74% for the year ended December 31, 2013. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The net interest margin decreased 5 basis points to 3.21% during the year ended December 31, 2014 from 3.26% for the year ended December 31, 2013. The decrease in net interest margin is due primarily to reinvestment of interest-earning assets at reduced spreads, partially offset by less premium amortization on mortgage-backed securities. Market interest rates remained at historically low levels during the periods reported.

The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2014 vs. 2013 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(21,748)	$44,469	$22,721
Loans held for sale	113	(1,325)	(1,212)
Investments (2)	(2,214)	9,909	7,695
Total interest income	$(23,849)	$53,053	$29,204
Change in interest on interest-bearing liabilities:
Deposits	$(3,396)	$976	$(2,420)
Borrowings	(2,473)	4,481	2,008
Total interest expense	$(5,869)	$5,457	$(412)
Change in tax-equivalent net interest income	$(17,980)	$47,596	$29,616
(1) The change attributable to mix, a combined impact of rate and volume, is included with the change due to Rate.
(2) Investments include: Securities; Federal Home Loan and Federal Reserve Bank stock; and Interest-bearing deposits.
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
Average investments increased $190.3 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The investments portfolio comprised 33.3% of the average interest-earning assets at December 31, 2014 as compared to 34.4% of the average interest-earnings assets at December 31, 2013. The investments portfolio yield increased 7 basis points to 3.11% for the year ended December 31, 2014 compared to the investments portfolio yield of 3.04% for the year ended December 31, 2013. The yield on average investments increased primarily due to larger FHLB holdings, paying an increased dividend rate.
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
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2014	2013
Interest rate swaps on repurchase agreements	$2,224	$3,319
Interest rate swaps on FHLB advances	6,043	6,454
Interest rate swaps on senior fixed-rate notes	267	—
Interest rate swaps on brokered CDs and deposits	151	—
Interest rate swaps on junior subordinated debt	—	(3)
Net increase to interest expense on borrowings	$8,685	$9,770

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
Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Deposit service fees	$103,431	$98,968	$4,463	4.5%
Loan and lease related fees	23,212	21,860	1,352	6.2
Wealth and investment services	34,946	34,771	175	0.5
Mortgage banking activities	4,070	16,359	(12,229)	(75.1)
Increase in cash surrender value of life insurance policies	13,178	13,770	(592)	(4.3)
Gain on sale of investment securities, net	5,499	712	4,787	672.3
Impairment loss on securities recognized in earnings	(1,145)	(7,277)	6,132	(84.3)
Other income	18,917	11,887	7,030	59.1
Total non-interest income	$202,108	$191,050	$11,058	5.8%
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
Other income increased $7.0 million, or 59.1%, due to increased commercial customer interest rate derivative activity, a private equity fund distribution, gain from bank owned life insurance policies, and miscellaneous rebate income.
The decrease in impairment loss on securities recognized in earnings of $6.1 million, or 84.3%, is due to the requirement to divest certain collateralized loan obligation ("CLO") and collateralized debt obligation ("CDO") securities that were subject to the Volcker Rule. The required divestiture situation resulted in the full write-down of unrealized market losses of certain CLO and CDO securities to market value in December 2013. The additional impairment loss recognized in 2014 represents the continued write-down of market losses related to the CLO securities as required until the conformance date in July 2017.
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
The decrease in mortgage banking activities of $12.3 million, or 75.1%, is due to increased residential mortgage loan interest rates resulting in lower refinancing volumes. Originations of loans held for sale were $297.0 million for the year ended December 31, 2014 compared to $687.1 million for the year ended December 31, 2013.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	Amount	Percent
Compensation and benefits	$270,151	$264,835	$5,316	2.0%
Occupancy	47,325	48,794	(1,469)	(3.0)
Technology and equipment	61,993	60,326	1,667	2.8
Intangible assets amortization	2,685	4,919	(2,234)	(45.4)
Marketing	15,379	15,502	(123)	(0.8)
Professional and outside services	8,296	9,532	(1,236)	(13.0)
Deposit insurance	22,670	21,114	1,556	7.4
Other expense	73,101	72,687	414	0.6
Total non-interest expense	$501,600	$497,709	$3,891	0.8%
Total non-interest expense was $501.6 million for the year ended December 31, 2014, an increase of $3.9 million from the year ended December 31, 2013. The increase for the year ended December 31, 2014 is primarily attributable to higher compensation and benefits, technology and equipment expense, and deposit insurance, offset by lower intangible asset amortization, occupancy, and professional and outside services.
Compensation and benefits increased $5.3 million, or 2.0%, due to additional staffing within the commercial, business banking, HSA Bank, and compliance areas, an increase in incentive related expense, and annual merit increases, offset by lower expenses in pension, stock based compensation, and 401(k) match.
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
Occupancy costs decreased $1.5 million, or 3.0%, due to lower depreciation on buildings and leasehold improvements and lower occupancy related maintenance costs.
Professional and outside services decreased $1.2 million, or 13.0%, due to lower consulting costs.
Income Taxes
Webster recognized income tax expense of $92.0 million in 2014 and $77.1 million in 2013. The effective tax rates were 31.5% and 30.1%, respectively. The increase in the effective rate principally reflects the effects of the increased pre-tax income in 2014, the $1.7 million benefit recognized in 2013 to correct the immaterial errors in prior periods, decreased benefits from tax-exempt interest income in 2014, and increased state tax expense in 2014 which also included a $2.0 million benefit recognized in the first quarter.

Segment Results
Beginning in January of 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the acquisition of a health savings account business in early 2015, the reported revenue of the HSA Bank segment grew in excess of 10% of the combined revenue of all operating segments. As a result, beginning in the first quarter of 2015. we began reporting the HSA Bank and Private Banking segments separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, the type of customer served, and reflects how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 and 2013 segment results have been adjusted for comparability to the 2015 segment presentation.
The following tables present net income, selected balance sheet information, and assets under administration/management for Webster’s reportable segments for the periods presented:

	Years ended December 31,
(In thousands)	2015	2014	2013
Commercial Banking	$105,639	$109,548	$91,347
Community Banking	77,652	73,720	74,534
HSA Bank	39,173	18,164	17,385
Private Banking	(511)	(504)	(722)
Corporate and Reconciling	(15,613)	(1,202)	(3,088)
Net income	$206,340	$199,726	$179,456
The increased net loss in the Corporate and Reconciling category for the year ended December 31, 2015, is primarily attributable to an increase in asset sensitivity and the impact of lower long term interest rates.

	At December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$7,505,513	$8,441,950	$95,815	$493,571	$8,140,971	$24,677,820
Total loans and leases	7,509,453	7,592,553	54	490,112	79,563	15,671,735
Total deposits	3,073,276	10,449,231	3,802,313	228,497	399,461	17,952,778

Total assets under administration/management	—	2,762,759	692,306	1,726,385	—	5,181,450
	At December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$6,550,868	$8,123,928	$26,680	$398,893	$7,432,803	$22,533,172
Total loans and leases	6,559,020	6,853,115	166	395,667	92,057	13,900,025
Total deposits	3,203,344	10,103,698	1,824,799	211,298	308,466	15,651,605

Total assets under administration/management	—	2,754,775	746,983	1,676,961	—	5,178,719
	At December 31, 2013
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$5,682,129	$7,738,597	$19,524	$346,338	$7,066,557	$20,853,145
Total loans and leases	5,628,303	6,622,747	141	343,682	104,903	12,699,776
Total deposits	2,948,072	10,014,509	1,533,310	206,035	152,494	14,854,420

Total assets under administration/management	—	2,534,819	571,824	1,980,413	—	5,087,056

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment solutions, which includes government and institutional banking. Webster Bank’s Commercial Banking group takes a relationship approach to providing lending, deposit, and cash management services to middle market companies predominately within its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking. Specifically, Webster deploys local decision making through Regional Presidents and capitalizes on the expertise of its Relationship Managers to offer a compelling value proposition to customers and prospects. Webster has successfully deployed this model throughout its footprint. The Middle Market expansion into Philadelphia in 2015 has been successful, attracting and developing critical market-facing talent and generating new profitable relationships.
Commercial Banking Results:

	Years ended December 31,
(In thousands)	2015	2014	2013
Net interest income	$255,845	$238,186	$217,582
Provision (benefit) for loan and lease losses	30,160	13,088	17,971
Net interest income after provision	225,685	225,098	199,611
Non-interest income	37,784	37,270	30,797
Non-interest expense	109,718	102,374	99,801
Income before income taxes	153,751	159,994	130,607
Income tax expense	48,112	50,446	39,260
Net income	$105,639	$109,548	$91,347

	At December 31,
(In thousands)	2015	2014	2013
Total assets	$7,505,513	$6,550,868	$5,682,129
Total loans and leases	7,509,453	6,559,020	5,628,303
Total deposits	3,073,276	3,203,344	2,948,072
Net income decreased $3.9 million in 2015 compared to 2014. Net interest income increased $17.7 million in 2015 compared to 2014. The increase is primarily due to greater loan and deposit volumes and lower cost of funds. The provision for loan and lease losses increased $17.1 million in 2015 compared to 2014. The increase is primarily due to year over year loan and lease growth of $0.9 billion. Management believes the reserve level is adequate to cover inherent losses in the Commercial Banking portfolio at December 31, 2015. Non-interest income increased $0.5 million in 2015 compared to 2014. The increase is primarily due to fees generated from loan related activities. Non-interest expense increased $7.3 million in 2015 compared to 2014. The increase is primarily due to costs related to strategic new hires, FDIC insurance and investments in technology.
Net income increased $18.2 million in 2014 compared to 2013. Net interest income increased $20.6 million in 2014 compared to 2013. The increase is primarily due to greater loan and deposit volumes, greater deferred loan fees, and the continuing lower cost of funds. The provision for loan and lease losses decreased $4.9 million in 2014 compared to 2013. The decline is due in part to Commercial Banking realizing continued improvement in asset quality, including declines in charge-offs in the portfolio as of December 31, 2014. Non-interest income increased $6.5 million in 2014 compared to 2013, primarily due to fees generated from loan related activities and interest rate derivative products. Non-interest expense increased $2.6 million in 2014 compared to 2013. The increase is primarily related to strategic new hires.
Total loans were $7.5 billion, $6.6 billion, and $5.6 billion at December 31, 2015, 2014, and 2013, respectively. Loans increased $950.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to continued growth in new originations. Loans increased $930.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to new originations. Loan originations were $3.0 billion, $2.9 billion and $2.4 billion in 2015, 2014 and 2013, respectively. The increase of $96.5 million in originations for the year ended December 31, 2015 is due to continued expansion of Commercial Banking activities across all business lines within the segment.
Total deposits were $3.1 billion, $3.2 billion, and $2.9 billion at December 31, 2015, 2014, and 2013, respectively. Deposits decreased $130.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Deposits increased $255.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in 2015 is due to large, short-term deposits received in the fourth quarter of 2014 that exited the bank in 2015. The increase in 2014 is a result of new business development and operating funds maintained for cash management services.

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
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services ("WIS') offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its branch network, offering customers investment products, including stocks and bonds, mutual funds, annuities, and managed accounts. Brokerage and online investing services are available for customers.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $20 million. This unit works to build full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
In December, 2015, the Company negotiated an agreement with Citigroup Inc. to assume 17 banking center leases located in the greater Boston market and to purchase the related leasehold improvements. At December 31, 2015, the Company had finalized, with the lessors, the terms of 16 of the 17 leases. The transaction which closed in 2016, did not include the purchase of loans or deposits, significantly increases the Community Banking presence in the Boston market. There was no impact to the Company's financial statements in 2015.
Community Banking Results:

	Years ended December 31,
(In thousands)	2015	2014	2013
Net interest income	$354,709	$354,781	$347,395
Provision for loan and lease losses	19,603	26,345	19,219
Net interest income after provision	335,106	328,436	328,176
Non-interest income	108,604	103,543	116,182
Non-interest expense	330,692	324,312	337,795
Income before income taxes	113,018	107,667	106,563
Income tax expense	35,366	33,947	32,029
Net income	$77,652	$73,720	$74,534

	At December 31,
(In thousands)	2015	2014	2013
Total assets	$8,441,950	$8,123,928	$7,738,597
Total loans	7,592,553	6,853,115	6,622,747
Total deposits	10,449,231	10,103,698	10,014,509

Total assets under administration	2,762,759	2,754,775	2,534,819
Net income increased $3.9 million in 2015 compared to 2014. Net interest income was flat in 2015 compared to 2014 as benefits of increased loan and deposit growth were offset by the effects of a persistent low interest rate environment. The provision for loan and lease losses decreased by $6.7 million,driven by lower charge-offs and improved asset quality. Management believes the reserve level is adequate to cover inherent losses in the Community Banking portfolio. Non-interest income increased $5.1 million in 2015 compared to 2014, primarily due to an increase in gains on the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $6.4 million in 2015 compared to 2014. The increase is due to increased compensation and benefits, marketing expenses and increased snow removal costs which were partially offset by a decrease in amortization expense of intangible assets.

Net income was flat in 2014 compared to 2013. Net interest income increased $7.4 million in 2014 compared to 2013 driven by increases in loan and deposit balances and wider deposit spreads. The provision for loan and lease losses increased $7.1 million in 2014 compared to 2013 due to loan growth and an increase in specific reserves on impaired loans, partially offset by improving asset quality and loss rate improvement. Non-interest income decreased $12.6 million in 2014 compared to 2013, primarily due to a $12.3 million decline in gains from the sales of mortgage loans resulting from lower transaction volumes. Other fee revenues were essentially flat, as increases in investment services and debit card revenue were offset by a reduction in NSF charges. Non-interest expense decreased $13.5 million in 2014 compared to 2013.The decrease is reflective of the improvement in costs related to debit card processing, loan workout, variable compensation, and shared services. Compensation was down modestly, as continued reductions in Banking Center staffing were offset by an increase in Universal Bankers, Business Bankers and WIS financial consultants.
Total loans were $7.6 billion at December 31, 2015 and $6.9 billion at December 31, 2014 and $6.6 billion in 2013. Loans increased $739.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to growth in residential mortgages, business banking loans and unsecured personal loans. Loans increased $230.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net increase was due to $92.4 million of growth in the Business Banking portfolio, with the remainder driven by growth in residential mortgages, home equity lines, and personal loans. Loan originations were $2.4 billion, $1.7 billion and $2.2 billion for the years ended 2015, 2014 and 2013, respectively. The increase of $739.4 million in originations for the year ended December 31, 2015 is due to increases in residential mortgage originations driven by growth in correspondent channels and increased refinancing activity in the market associated with refinances tied to low interest rates and a strong spring home purchase season.
Total deposits were $10.4 billion, $10.1 billion, and $10.0 billion, for the years ended December 31, 2015, 2014, and 2013, respectively. Deposits increased $345.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to growth in business and personal transaction account balances which was partially offset by a decrease in certificate deposit balances. Deposits increased $89.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to continued growth in both business and consumer transaction deposit balances.
At December 31, 2015 and 2014, Webster Investment Services had $2.8 billion of assets under administration in its strategic partnership with LPL compared to $2.5 billion at December 31, 2013. These assets are not included in the balance sheet information amounts. LPL, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
Community Banking finished the year by announcing plans to open 17 new banking centers in former Citibank locations in greater Boston in January 2016. The agreement involved leases, all of which include renewal options, and fixtures, but did not include deposit accounts or loans. The transaction will result in an immediate increase in Community Banking operating expenses in the first quarter of 2016. Revenue growth is expected to accelerate over the coming quarters as new deposit and lending relationships are developed. The transaction is expected to be modestly dilutive to earnings per share in 2016, break-even in 2017 and accretive thereafter.

HSA Bank
HSA Bank, a division of Webster Bank, offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions for healthcare. These solutions are used in conjunction with high deductible health plans and are offered through employers or directly to consumers and are distributed nationwide directly, and through multiple partnerships.
On January 13, 2015, Webster Bank completed its acquisition of JPMorgan Chase Bank, N.A.'s health savings account business. The acquisition of approximately 829,000 accounts, including $1.4 billion in deposits, and $185.0 million in assets under administration which are not included in the balance sheet information amounts, solidifies the HSA Bank division as a leading administrator and depository of health savings accounts with more than 1.7 million accounts and more than $4.5 billion in footings at December 31, 2015.
HSA Bank Results:

	Years ended December 31,
(In thousands)	2015	2014	2013
Net interest income	$73,433	$38,822	$32,807
Provision for loan and lease losses	—	—	—
Net interest income after provision	73,433	38,822	32,807
Non-interest income	64,243	28,553	21,963
Non-interest expense	80,662	40,900	29,962
Income before income taxes	57,014	26,475	24,808
Income tax expense	17,841	8,311	7,423
Net income	$39,173	$18,164	$17,385

	At December 31, 2015
(In thousands)	2015	2014	2013
Total assets	$95,815	$26,680	$19,524
Total deposits	3,802,313	1,824,799	1,533,310

Total assets under administration	692,306	746,983	571,824
Net income increased $21.0 million in 2015 compared to 2014. Net interest income increased $34.6 million in 2015 compared to 2014. The increase was due to HSA Bank's deposit balance growth, account growth, pricing initiatives, and the positive impact of the acquisition. Cost of deposits declined 6 basis points. The shift in cost is primarily due to the JPM acquisition. Non-interest income increased $35.7 million for the year ended December 31, 2015, from the comparable period in 2014. The increase in non-interest income is due to the growth in service fees, and interchange income related to HSA Bank's customer accounts. Non-interest expense increased $39.8 million for the year ended December 31, 2015 from the comparable period in 2014, primarily due to an increase in processing costs to support the organic growth and the acquired health savings accounts. Third party servicing costs to service the JPM portfolio were $12.9 million for the year.
Net income increased $0.8 million in 2014 compared to 2013. Net interest income increased $6.0 million in 2014 compared to 2013. The increase was due to HSA Bank's deposit balance growth and account growth. Non-interest income increased $6.6 million for the year ended December 31, 2015, from the comparable period in 2014. The increase in non-interest income is due to the growth in service fees related to HSA Bank's deposits. Non-interest expense increased $10.9 million for the year ended December 31, 2015 from the comparable period in 2014, primarily due to an increase in processing costs to support the organic growth in deposits.
Total deposits increased $2.0 billion at December 31, 2015 compared to December 31, 2014. Of the $2.0 billion, $1.4 billion was attributable to the acquired balances, and $577.5 million was attributable to the deposit growth for the year ended December 31, 2015. Additionally, HSA Bank had $692.3 million in assets under administration through linked brokerage accounts at December 31, 2015 compared to $747.0 million at December 31, 2014. The $54.7 million decline in linked brokerage balances is driven primarily by two events; a custodial only relationship exited in August 2015, reducing linked brokerage accounts by $385.4 million, offset by continued organic growth and the health savings account acquisition in January 2015 that added $185.0 million in linked brokerage accounts.

HSA Bank experienced a 108% increase in deposit balances and a 154% increase in accounts from the prior year. This growth was primarily driven by the JPM acquisition and increased penetration into larger employer groups and direct relationships with health insurance carriers. In support of this focus, HSA Bank completed a platform upgrade in 2014 and added new products, such as health reimbursement accounts, flexible spending accounts, and commuter benefits, and capabilities such as mobile banking, bill pay and multi-purse cards. Branding and positioning were refreshed to reflect new capabilities, and resources were added to focus on the new products for insurance carriers and large employers. In 2016, HSA Bank will focus on the integration and conversion of the newly acquired portfolio and continued advancement of initiatives to optimize distribution channels and drive future revenue growth.
Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services. The segment is focused on generating revenues from fees earned on clients’ assets under management and administration. The majority of the client relationships include lending and/or deposit accounts, which also generate significant revenues through net interest income; along with ancillary fee and interest rate derivative revenues.
Private Banking Results:

	Years ended December 31,
(In thousands)	2015	2014	2013
Net interest income	$10,240	$8,877	$8,185
Provision for loan and lease losses	386	765	397
Net interest income after provision	9,854	8,112	7,788
Non-interest income	9,183	9,843	10,963
Non-interest expense	19,781	18,691	19,783
Loss before income taxes	(744)	(736)	(1,032)
Income tax benefit	(233)	(232)	(310)
Net loss	$(511)	$(504)	$(722)

	At December 31, 2015
(In thousands)	2015	2014	2013
Total assets	$493,571	$398,893	$346,338
Total loans	490,112	395,667	343,682
Total deposits	228,497	211,298	206,035

Total assets under administration/management	1,726,385	1,676,961	1,980,413
Net losses increased $7.0 thousand in 2015 compared to 2014. Net interest income increased $1.4 million in 2015 compared to 2014. The increase was due to Private Banking's $94.4 million growth in loan balances compared to the same period in 2014. Non-interest income decreased $0.7 million for the year ended December 31, 2015 from the comparable period in 2014. The decrease in non-interest income is due to the full-year impact of reduced fee revenue from net assets under management outflows in 2014. In 2015, net positive assets under management inflows were offset by a net decline in assets under management valuations resulting from volatile market performance, primarily in the second half of the year. Non-interest expense increased $1.1 million for the year ended December 31, 2015 from the comparable period in 2014, primarily due to: an increased investment in marketing; consulting related to enhancing investment management systems; occupancy expenses related to the physical move of the wealth advisory business; and, expenses in support of the increased level of loan production in 2015.
Net losses decreased $0.2 million in 2014 compared to 2013. Net interest income increased $0.7 million in 2014 compared to 2013. The increase was due to Private Banking's $52.0 million growth in loan balances compared to the same period in 2013. Non-interest income decreased $1.1 million in 2014 compared to 2013 The decrease was primarily due to the disposition of non-strategic portfolio assets in the third quarter of 2013 and revenue reductions tied to outflow of assets under management related to a strategic shift in the Private Banking investment model in 2014. Non-interest expense decreased $1.1 million in 2014 compared to 2013 due to the disposition of non-strategic portfolio assets in the third quarter of 2013 and lower expense associated with staff vacancies in 2014.
Private Banking total loans were $490.1 million, $395.7 million and $343.7 million at December 31, 2015, 2014, and 2013, respectively. Loans increased $94.4 million for the year ended December 31, 2015, as loan originations and advances outpaced principal paydowns. Loan originations were $183.1 million, $103.4 million and $156.2 million for the years ended 2015, 2014 and 2013, respectively. The increase of $79.7 million in originations for the year ended December 31, 2015 is due to continued

favorable residential mortgage interest rates and increased production of non-residential loans, facilitated by a more streamlined process for approving and processing loans to high net worth customers.
Private Banking had approximately $1.5 billion in assets under management at December 31, 2015 and December 31, 2014 and $1.8 billion at December 31, 2013, and $276.1 million, $214.7 million and $228.4 million in assets under administration at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Private Bank assets under management and assets under administration include assets attributable to, Webster Financial Corporation's subsidiary, Webster Wealth Advisers, and managed or administered under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network (“Commonwealth”). Such assets were $419.8 million at December 31, 2015, compared to $389.2 million at December 31, 2014 and $371.8 million at December 31, 2013. These assets are not included in the balance sheet information amounts. Commonwealth, a provider of investment and insurance programs for financial institutions, is a broker dealer and investment adviser registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”).
The Private Bank continued to build momentum on the basis of its fully transformed business model. During 2015, Private Bank loans grew 23.9%, deposits increased by 8.1% and assets under management and administration increased by 2.9%. 2015 saw the launch of Private Bank’s Strategic Investment Advisory Service, an offering expected to grow assets under administration and related fee revenue. The Private Bank also initiated the strategic buildout of its presence in the Massachusetts and Rhode Island markets with the hire of highly experienced local market professionals.
Financial Condition
Webster had total assets of $24.7 billion at December 31, 2015 compared to $22.5 billion at December 31, 2014, an increase of $2.1 billion, or 9.5%. Webster’s loan-to-deposit ratio was 87.3% at December 31, 2015 compared to 88.8% at December 31, 2014.
Net loans and leases were $15.5 billion at December 31, 2015, an increase of $1.8 billion compared to $13.7 billion, at December 31, 2014. The allowance for loan and lease losses was $175.0 million at December 31, 2015, an increase of $15.7 million compared to $159.3 million, at December 31, 2014. These increases were driven by strong loan origination activity.
Total deposits of $18.0 billion at December 31, 2015 increased $2.3 billion compared to $15.7 billion at December 31, 2014. Non-interest-bearing deposits increased 3.2%, and interest-bearing deposits increased 18.1% during the year ended December 31, 2015 due to the Company’s HSA acquisition.
At December 31, 2015, total shareholders' equity was $2.4 billion compared to $2.3 billion at December 31, 2014, an increase of $92.8 million or, 4.0%. Changes in shareholders' equity for the year ended December 31, 2015 consisted of an increase of $206.3 million for net income offset by a decrease of $21.8 million for other comprehensive loss, $81.2 million for dividends to common shareholders, $8.7 million for dividends paid to preferred shareholders, and $17.8 million of treasury stock at cost.
On April 20, 2015, the quarterly cash dividend to common shareholders increased to $0.23 per common share, from $0.20 per common share. See the "Selected Financial Highlights" section contained elsewhere in this item and Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster Bank maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMO"), agency mortgage-backed securities ("agency MBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS"), and CLOs. The held-to-maturity portfolio consists primarily of agency CMO, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), municipal bonds, and non-agency CMBS. At December 31, 2015, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The combined carrying value of investment securities totaled $6.9 billion and $6.7 billion at December 31, 2015 and December 31, 2014, respectively. Available-for-sale securities increased by $190.8 million, primarily due to purchases exceeding paydowns, maturities, and sales. Held-to-maturity securities increased by $50.1 million, primarily due to the purchases of agency MBS and agency CMBS exceeding the portfolio paydowns and calls. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2015 and 2014 was 3.04% and 3.28%, respectively.
The Company held $3.3 billion in investment securities that are in an unrealized loss position at December 31, 2015. Approximately $2.3 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.0 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $58.7 million at December 31, 2015. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment ("OTTI") in future periods.
For the year ended December 31, 2015, the Company recorded OTTI of $110 thousand on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.3 million and $3.7 million of OTTI at December 31, 2015 and December 31, 2014, respectively, related to certain CLO securities that are considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.
The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2015				2014
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$924	$—	$—	$924	$525	$—	$—	$525
Agency CMO	546,168	5,532	(2,946)	548,754	543,417	8,636	(1,065)	550,988
Agency MBS	1,075,941	6,459	(17,291)	1,065,109	1,030,724	10,462	(12,668)	1,028,518
Agency CMBS	215,670	639	(959)	215,350	80,400	—	(134)	80,266
Non-agency CMBS	574,686	7,485	(2,905)	579,266	534,631	18,885	(123)	553,393
CLO	431,837	592	(3,270)	429,159	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,168	—	(4,998)	37,170	41,981	—	(3,736)	38,245
Corporate debt securities	104,031	2,290	—	106,321	106,520	3,781	—	110,301
Equities-financial institutions	3,499	—	(921)	2,578	3,500	2,403	—	5,903
Securities available-for-sale	$2,994,924	$22,997	$(33,290)	$2,984,631	$2,767,967	$44,649	$(18,743)	$2,793,873

Held-to-maturity:
Agency CMO	$407,494	$3,717	$(2,058)	$409,153	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,030,176	38,813	(19,908)	2,049,081	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	686,086	4,253	(325)	690,014	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	435,905	12,019	(417)	447,507	373,211	15,138	(55)	388,294
Non-agency CMBS	360,018	5,046	(2,704)	362,360	338,723	9,428	(1,015)	347,136
Private Label MBS	3,373	46	—	3,419	5,886	100	—	5,986
Securities held-to-maturity	$3,923,052	$63,894	$(25,412)	$3,961,534	$3,872,955	$90,043	$(14,292)	$3,948,706

The following table summarizes the amount and weighted-average yield by contractual maturity for debt securities:

	At December 31, 2015
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-sale:
U.S. Treasury Bills	$924	0.22%	$—	—%	$—	—%	$—	—%	$924	0.22%
Agency CMO	—	—	—	—	11,072	2.74	537,682	2.53	548,754	2.53
Agency MBS	—	—	—	—	—	—	1,065,109	2.58	1,065,109	2.58
Agency CMBS	—	—	—	—	—	—	215,350	2.79	215,350	2.79
Non-agency CMBS	29,727	2.13	—	—	118,466	2.36	431,073	3.96	579,266	3.53
CLO	—	—	—	—	304,195	2.44	124,964	2.84	429,159	2.56
Single issuer trust preferred securities	—	—	—	—	—	—	37,170	2.01	37,170	2.01
Corporate debt securities	5,009	2.63	101,312	3.14	—	—	—	—	106,321	3.11
Securities available-for-sale	$35,660	2.15%	$101,312	3.14%	$433,733	2.42%	$2,411,348	2.83%	$2,982,053	2.77%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$11,853	2.98%	$395,641	2.69%	$407,494	2.70%
Agency MBS	—	—	22,651	4.20	25,855	3.93	1,981,670	2.73	2,030,176	2.76
Agency CMBS	—	—	—	—	—	—	686,086	2.76	686,086	2.76
Municipal bonds and notes	320	5.48	7,917	6.04	11,109	6.66	416,559	5.95	435,905	5.96
Non-agency CMBS	—	—	—	—	—	—	360,018	3.30	360,018	3.30
Private Label MBS	—	—	3,373	4.60	—	—	—	—	3,373	4.60
Securities held-to-maturity	$320	5.48%	$33,941	4.67%	$48,817	4.32%	$3,839,974	3.13%	$3,923,052	3.16%

Total debt securities	$35,980	2.18%	$135,253	3.53%	$482,550	2.62%	$6,251,322	3.02%	$6,905,105	2.99%
The benchmark 10-year U.S. Treasury rate increased to 2.27% on December 31, 2015 from 2.17% on December 31, 2014. Webster Bank has the ability to use its investment portfolio, as well as interest-rate derivative financial instruments within internal policy guidelines, to hedge and manage interest rate risk as part of its asset/liability strategy. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.
Alternative Investments
The Volcker Rule prohibits investments in private equity funds and other non-marketable investments that are considered Covered Funds. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to Volcker Rule requirements for its alternative investments. Alternative investments are included in other assets in the Consolidated Balance Sheets with gains and losses related to these holdings included in other non-interest income in the Consolidated Statements of Income.
Investments in Private Equity Funds. These funds totaled $10.9 million at December 31, 2015 and $10.2 million at December 31, 2014. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. The Company recognized a net gain of $2.7 million and $733 thousand and a net loss of $392 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.
Other Non-Marketable Investments. These investments, which include preferred share ownership in non-public equity ventures, totaled $5.5 million and $6.8 million at December 31, 2015 and December 31, 2014 respectively. These investments are held at cost and subject to impairment testing. The Company recognized a net loss of $398 thousand for the year ended December 31, 2015, and a net gain of $110 thousand and $3 thousand for the years ended December 31, 2014 and 2013, respectively.

Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential	$4,042,960	25.8	$3,498,675	25.2	$3,353,967	26.5	$3,285,945	27.2	$3,213,814	28.7
Consumer:
Home equity	2,360,244	15.1	2,367,402	17.0	2,355,257	18.5	2,448,207	20.4	2,554,879	22.8
Liquidating - home equity	79,171	0.5	92,056	0.7	104,902	0.8	121,875	1.0	147,553	1.3
Other consumer	248,830	1.6	75,307	0.5	60,681	0.5	43,672	0.4	37,506	0.3
Total consumer	2,688,245	17.2	2,534,765	18.2	2,520,840	19.8	2,613,754	21.8	2,739,938	24.4
Commercial:
Commercial non-mortgage	3,575,042	22.8	3,098,892	22.3	2,734,025	21.5	2,409,816	20.0	1,939,629	17.3
Asset-based	755,709	4.8	662,615	4.8	560,666	4.4	505,425	4.2	454,078	4.0
Total commercial	4,330,751	27.6	3,761,507	27.1	3,294,691	25.9	2,915,241	24.2	2,393,707	21.3
Commercial real estate:
Commercial real estate	3,696,596	23.6	3,326,906	23.9	2,856,110	22.5	2,644,229	22.0	2,274,110	20.3
Commercial construction	300,246	1.9	235,449	1.7	205,397	1.6	142,070	1.2	113,534	0.9
Total commercial real estate	3,996,842	25.5	3,562,355	25.6	3,061,507	24.1	2,786,299	23.2	2,387,644	21.2
Equipment financing	594,984	3.8	532,117	3.8	455,434	3.6	414,783	3.4	469,679	4.2
Net unamortized premiums	7,477	—	2,580	—	5,466	—	6,254	0.1	8,132	0.1
Net deferred fees	10,476	0.1	8,026	0.1	7,871	0.1	6,420	0.1	12,490	0.1
Total loans and leases	$15,671,735	100.0	$13,900,025	100.0	$12,699,776	100.0	$12,028,696	100.0	$11,225,404	100.0
Total residential loans were $4.0 billion at December 31, 2015, a net increase of $544.3 million from December 31, 2014, primarily the result of originations of $1,097.3 million during the year ended December 31, 2015, partially offset by loan payments.
Total consumer loans were $2.7 billion at December 31, 2015, a net increase of $153.5 million from December 31, 2014, primarily the result of originations of $688.5 million during the year ended December 31, 2015, partially offset by loan payments.
Total commercial loans were $4.3 billion at December 31, 2015, a net increase of $569.2 million from December 31, 2014. The growth in commercial loans is primarily related to new originations of $1.8 billion in commercial non-mortgage loans for the year ended December 31, 2015, partially offset by loan payments. Asset-based loans increased $93.1 million from December 31, 2014, reflective of $281.6 million in originations and line usage during the year ended December 31, 2015, partially offset by loan payments.
Total commercial real estate loans were $4.0 billion at December 31, 2015, a net increase of $434.5 million from December 31, 2014 as a result of originations of $1.1 billion during the year ended December 31, 2015, partially offset by loan payments.
Equipment financing loans and leases were $595.0 million at December 31, 2015, a net increase of $62.9 million from December 31, 2014, primarily the result of $236.3 million in originations during the year ended December 31, 2015, partially offset by loan payments.

The following table provides contractual maturity and interest-rate sensitivity information for loans and leases:

	At December 31, 2015
	Contractual Maturity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Residential	$1,134	$42,185	$4,017,682	$4,061,001
Consumer:
Home equity	2,939	62,395	2,308,502	2,373,836
Liquidating - home equity	—	3,381	76,181	79,562
Other consumer	1,853	230,326	16,983	249,162
Total consumer	4,792	296,102	2,401,666	2,702,560
Commercial:
Commercial non-mortgage	435,313	2,551,060	576,411	3,562,784
Asset-based	148,541	601,347	3,327	753,215
Total commercial	583,854	3,152,407	579,738	4,315,999
Commercial real estate:
Commercial real estate	275,696	1,343,311	2,073,417	3,692,424
Commercial construction	63,484	169,670	66,071	299,225
Total commercial real estate	339,180	1,512,981	2,139,488	3,991,649
Equipment financing	22,106	455,910	122,510	600,526
Total loans and leases	$951,066	$5,459,585	$9,261,084	$15,671,735

	Interest-Rate Sensitivity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Fixed rate	$133,654	$1,053,934	$3,829,349	$5,016,937
Variable rate	817,412	4,405,651	5,431,735	10,654,798
Total loans and leases	$951,066	$5,459,585	$9,261,084	$15,671,735
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2015	2014	At	2013	2012	2011
Non-performing loans and leases as a percentage of loans and leases (1)	0.89%	0.93%		1.28%	1.61%	1.67%
Non-performing assets as a percentage of loans and leases plus OREO (1)	0.92	0.98		1.34	1.64	1.71
Non-performing assets as a percentage of total assets (1)	0.59	0.61		0.82	0.98	1.03
Allowance for loan and lease losses as a percentage of non-performing loans and leases (1)	125.05	122.62		94.10	91.25	124.47
Allowance for loan and lease losses as a percentage of loans and leases	1.12	1.15		1.20	1.47	2.08
Net charge-offs as a percentage of average loans and leases	0.23	0.23		0.47	0.68	1.00
Ratio of allowance for loan and lease losses to net charge-offs	5.21x	5.21x		2.63x	2.28x	2.11x

(1)
U.S. Government guaranteed loans of approximately $2.0 million, $0.8 million, $0.7 million and $0.5 million were reclassified from non-accrual to over 90 days past due and accruing as of December 31, 2014, 2013, 2012 and 2011, respectively, to reflect a policy change effective in the first quarter of 2015 and applied retrospectively. See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential (3)	$54,101	1.34	$64,022	1.83	$80,589	2.40	$94,854	2.89	$81,559	2.54
Consumer:
Home equity	33,414	1.42	35,490	1.50	45,434	1.93	49,402	2.02	24,943	0.98
Liquidating - home equity	3,865	4.88	4,460	4.84	6,245	5.95	8,133	6.67	5,091	3.45
Other consumer	558	0.22	280	0.37	139	0.23	135	0.31	116	0.31
Total consumer	37,837	1.41	40,230	1.59	51,818	2.06	57,670	2.21	30,150	1.10
Commercial:
Commercial non-mortgage	27,086	0.76	6,436	0.21	10,933	0.40	17,538	0.73	27,884	1.44
Asset-based loans	—	—	—	—	—	—	—	—	1,880	0.41
Total commercial	27,086	0.63	6,436	0.17	10,933	0.33	17,538	0.60	29,764	1.24
Commercial real estate:
Commercial real estate	16,750	0.45	15,016	0.45	13,428	0.47	15,634	0.59	32,197	1.42
Commercial construction	3,461	1.15	3,659	1.55	4,235	2.06	5,092	3.58	6,762	5.96
Total commercial real estate	20,211	0.51	18,675	0.52	17,663	0.58	20,726	0.74	38,959	1.63
Equipment financing	706	0.12	518	0.10	1,141	0.25	3,325	0.80	7,154	1.52
Total non-performing loans and leases (4)	139,941	0.89	129,881	0.94	162,144	1.28	194,113	1.62	187,586	1.67
Deferred costs and unamortized premiums	128		267		303		351		163
Total (4)	$140,069		$130,148		$162,447		$194,464		$187,749

Total non-performing loans and leases (4)	$139,941		$129,881		$162,144		$194,113		$187,586
Foreclosed and repossessed assets:
Residential and consumer	5,029		3,517		4,930		2,659		2,884
Commercial	—		2,999		3,752		723		2,084
Total foreclosed and repossessed assets	$5,029		$6,516		$8,682		$3,382		$4,968
Total non-performing assets (4)	$144,970		$136,397		$170,826		$197,495		$192,554

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
U.S. Government guaranteed loans of approximately $2.0 million, $0.8 million, $0.7 million and $0.5 million were reclassified from non-accrual to over 90 days past due and accruing as of December 31, 2014, 2013, 2012 and 2011, respectively, to reflect a policy change effective in the first quarter of 2015 and applied retrospectively. See Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(4)	Includes non-accrual restructured loans and leases of $100.9 million, $76.9 million, $103.0 million, $115.6 million and $77.0 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2015	2014
Beginning balance	$129,881	$162,144
Additions	136,863	106,525
Paydowns/draws	(84,219)	(81,116)
Reclassification of Chapter 7 Loans to accrual status	—	(17,601)
Charge-offs post modification	(34,363)	(34,000)
Other reductions	(8,221)	(6,071)
Ending balance	$139,941	$129,881

Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse, and non-accruing, all troubled debt restructurings and all loans that have had a partial charge-off are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2015 and December 31, 2014 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2015, there were 1,764 impaired loans and leases with a recorded investment balance of $279.2 million, which included loans and leases of $183.9 million with an impairment allowance of $22.2 million, compared to 1,828 impaired loans and leases with a recorded investment balance of $330.9 million, which included loans and leases of $217.8 million, with an impairment allowance of $25.3 million at December 31, 2014.
Troubled Debt Restructurings ("TDRs")
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. The most common types of modifications include covenant modifications, forbearance, and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus, impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
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

The following tables provide information for TDRs:

	At December 31,
	2015		2014		2013		2012		2011
(In thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$134,448	3.31	$141,982	4.05	$142,413	4.24	$146,479	4.45	$134,844	4.19
Consumer	48,425	1.79	50,249	1.97	52,092	2.05	54,675	2.08	36,503	1.32
Commercial	89,817	1.01	126,563	1.61	146,428	2.15	201,488	3.30	271,430	5.17
Total recorded investment of TDRs(2)	$272,690	1.74	$318,794	2.29	$340,933	2.68	$402,642	3.35	$442,777	3.94

(1)	Represents the balance of TDRs as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.

(2)
Total recorded investment of TDRs excludes accrued interest receivable of $1.1 million, $1.4 million, $1.0 million, $1.5 million and $1.5 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The following tables provide information for TDRs:

	Years ended December 31,
(In thousands)	2015	2014
Beginning balance	$318,794	$340,933
Additions	44,787	37,802
Paydowns/draws on existing TDRs, net	(76,615)	(44,231)
Charge-offs post modification	(11,785)	(13,456)
Transfers to OREO	(2,491)	(2,254)
Ending balance	$272,690	$318,794

	At December 31,
(In thousands)	2015	2014
Accrual status	$171,784	$241,855
Non-accrual status	100,906	76,939
Total recorded investment of TDRs	$272,690	$318,794

Accruing TDRs performing under modified terms more than one year	55.0%	67.5%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$21,405	$23,785
Additional funds committed to borrowers in TDR status	1,133	552
See Note 4: Loans and Leases in the Notes to Consolidated Financial Statements contained elsewhere in this report for a discussion of the amount of modified loans, modified loan characteristics, and Webster’s evaluation of the success of its modification efforts.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$15,032	0.37	$17,216	0.49	$18,285	0.55	$25,182	0.77	$24,361	0.76
Consumer:
Home equity	12,225	0.52	14,757	0.62	18,290	0.78	24,344	0.99	20,394	0.80
Liquidating - home equity	1,036	1.31	1,658	1.80	1,806	1.72	3,588	2.94	4,538	3.08
Other consumer	2,000	0.80	1,110	1.47	636	1.05	516	1.18	453	1.21
Commercial:
Commercial non-mortgage	4,052	0.11	2,099	0.07	4,100	0.15	2,769	0.11	4,619	0.24
Commercial real estate:
Commercial real estate	2,250	0.06	2,714	0.08	4,897	0.17	14,710	0.56	1,766	0.08
Equipment financing	602	0.10	701	0.13	362	0.08	1,926	0.46	4,800	1.02
Loans and leases past due 30-89 days	37,197	0.24	40,255	0.29	48,376	0.38	73,035	0.61	60,931	0.54
Residential (3)	2,029	0.05	2,039	0.06	781	0.02	686	0.02	493	0.02
Commercial non-mortgage	22	—	48	—	4,269	0.16	346	0.01	161	0.01
Commercial real estate	—	—	—	—	232	0.01	891	0.03	428	0.02
Commercial construction	—	—	—	—	—	—	—	—	135	0.12
Loans and leases past due 90 days and accruing	2,051	0.01	2,087	0.02	5,282	0.04	1,923	0.02	1,217	0.01
Total loans and leases over 30 days delinquent	39,248	0.25	42,342	0.30	53,658	0.42	74,958	0.62	62,148	0.55
Deferred costs and unamortized premiums	86		96		189		214		194
Total (4)	$39,334		$42,438		$53,847		$75,172		$62,342

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)
U.S. Government guaranteed loans of approximately $2.0 million, $0.8 million, $0.7 million and $0.5 million were reclassified from non-accrual to over 90 days past due and accruing as of December 31, 2014, 2013, 2012 and 2011, respectively, to reflect a policy change effective in the first quarter of 2015 and applied retrospectively. See Note 1: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

(4)
Loans and leases 30 days or more days past due and accruing exclude $0.6 million, $0.5 million, $0.7 million, $0.9 million and $0.7 million of accrued interest receivable as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Allowance for Loan and Lease Losses Methodology
The allowance for loan and lease losses ("ALLL") is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of December 31, 2015.

Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:
(i) Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;
(ii) Loans and leases with similar risk characteristics are segmented into homogeneous pools and modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology - specifically, probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, collateral values, unemployment, and other changes in economic activity, and internal performance metrics; and
(iii) Webster Bank also considers qualitative factors that are not explicitly factored into the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing levels, credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Underwriting standards are designed in support for the promotion of relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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

The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period ("LEP"). The LEP is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with the Company's annual review of ALLL assumptions, management has performed an analysis of the LEP for both commercial and consumer loans, using charge-off data, servicing data and behavioral data. The analysis confirmed a 24 month LEP for the home equity, business banking and commercial & industrial loan portfolios, while the LEP for unsecured consumer portfolio was reduced from 18 to 12 months, and the LEP for residential mortgages and for the commercial real estate portfolio were increased from 24 months to 30 months and 36 months, respectively. Another key ALLL assumption is the look back period ("LBP"), which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models continue to use an LBP that goes back to 2007, with the more recent 2011-2015 years weighted more heavily than the 2007-2010 prior years. The updates to the LEP estimate and the LBP estimate, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.
At December 31, 2015 the ALLL was $175.0 million compared to $159.3 million at December 31, 2014. The increase of $15.7 million in the reserve at December 31, 2015 compared to December 31, 2014 is primarily due to loan growth. The ALLL as a percentage of the total loan and lease portfolio decreased from 1.15% at December 31, 2014 to 1.12% at December 31, 2015, reflecting improved asset quality in most portfolios and particularly in the residential and commercial real estate loan portfolios. The ALLL as a percentage of total non-performing loans and leases increased to 125.05% at December 31, 2015 from 122.62% at December 31, 2014.
The following table provides an allocation of the ALLL by portfolio segment:

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$25,876	0.64	$25,452	0.73	$23,027	0.69	$32,030	0.97	$37,193	1.16
Consumer	42,052	1.56	43,518	1.71	41,951	1.65	56,995	2.17	72,939	2.64
Commercial	66,686	1.55	52,114	1.39	51,001	1.55	50,562	1.74	65,295	2.74
Commercial real estate	34,889	0.87	32,102	0.90	32,408	1.06	33,210	1.19	48,436	2.03
Equipment financing	5,487	0.91	6,078	1.13	4,186	0.91	4,332	1.03	9,624	2.03
Total ALLL	$174,990	1.12	$159,264	1.15	$152,573	1.20	$177,129	1.47	$233,487	2.08

(1)
Percentage represents allocated allowance for loan and lease losses to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at December 31, 2015 increased $0.4 million compared to December 31, 2014. The year-over-year increase is attributable to loan growth.
The ALLL reserve allocated to the consumer portfolio at December 31, 2015 decreased $1.5 million compared to December 31, 2014. The year-over-year decrease is attributable to lower future expected losses and reduced levels of delinquencies and non-performing loans.
The ALLL reserve allocated to the commercial portfolio at December 31, 2015 increased $14.6 million compared to December 31, 2014. The year-over-year increase is attributable to a $566.7 million increase in loans during the year and a $105.3 million increase in commercial loans rated substandard.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2015 increased $2.8 million compared to December 31, 2014. The year-over-year increase is attributable to loan growth of more than $437.2 million, and to an extension of the loss emergence period (LEP) for this portfolio. These increases were offset partially by a decrease in the reserve for impaired loans. The extended LEP increases expected future losses by forecasting over a longer time horizon. Absent that change, expected loss rates for CRE are lower than they were at December 31, 2014.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2015 decreased $0.6 million compared to December 31, 2014. The decrease is attributed to improving asset quality and lower expected future loses.

The following tables provide detail of activity in the ALLL:

	At or for the years ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Beginning balance	$159,264	$152,573	$177,129	$233,487	$321,665
Provision	49,300	37,250	33,500	21,500	22,500
Charge-offs:
Residential	(6,508)	(6,214)	(11,592)	(12,927)	(11,524)
Consumer	(17,679)	(20,712)	(29,037)	(43,920)	(52,997)
Commercial	(11,522)	(13,668)	(19,126)	(35,793)	(39,933)
Commercial real estate	(7,578)	(3,237)	(15,425)	(9,894)	(22,721)
Equipment financing	(273)	(595)	(279)	(1,668)	(2,154)
Total charge-offs	(43,560)	(44,426)	(75,459)	(104,202)	(129,329)
Recoveries:
Residential	875	1,324	1,402	803	933
Consumer	4,366	5,055	6,185	7,040	5,449
Commercial	2,738	4,369	5,123	6,817	5,276
Commercial real estate	647	885	1,648	2,210	544
Equipment financing	1,360	2,234	3,045	9,474	6,449
Total recoveries	9,986	13,867	17,403	26,344	18,651
Net charge-offs	(33,574)	(30,559)	(58,056)	(77,858)	(110,678)
Ending balance	$174,990	$159,264	$152,573	$177,129	$233,487
Net charge-offs for the years ended December 31, 2015 and 2014 were $33.6 million and $30.6 million, respectively, consisting of $5.6 million and $4.9 million, respectively, in net charges for residential loans, $13.3 million and $15.7 million, respectively, in net charges for consumer loans, $8.8 million and $9.3 million, respectively, in net charges for commercial loans, $6.9 million and $2.4 million, respectively, in net charges for commercial real estate loans, and net recoveries of $1.1 million and $1.6 million, respectively, for equipment financing loans and leases. Net charge-offs increased by $3.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net charge-off activity reflects higher levels of losses, offset somewhat by lower levels of recoveries, coupled with increased loan balances for the year ended December 31, 2015.
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Years ended December 31,
	2015	2014	2013	2012	2011
Residential	0.15%	0.14%	0.31%	0.37%	0.34%
Consumer	0.51	0.61	0.74	1.37	1.70
Commercial	0.22	0.26	0.55	1.12	1.53
Commercial real estate	0.18	0.07	0.48	0.30	0.99
Equipment financing	(0.20)	(0.34)	(0.67)	(1.84)	(0.73)
Total net charge-offs to total average loans and leases	0.23%	0.23%	0.47%	0.68%	1.00%
Reserve for Unfunded Credit Commitments
The reserve for unfunded credit commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades.
The following tables provide detail of activity in the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Beginning balance	$5,151	$4,384	$5,662	$5,449	$9,378
(Benefit) provision	(3,032)	767	(1,278)	213	(3,929)
Ending balance	$2,119	$5,151	$4,384	$5,662	$5,449
See Note 20: Commitments and Contingencies for information regarding a change in the draw down factor estimation for 2015.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and securities sale proceeds and maturities, also provide cash flows. While scheduled loan and security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by Federal Home Loan Bank advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $137.6 million at December 31, 2015 and $142.6 million at December 31, 2014 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $3.4 million in dividends from the FHLB during 2015.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both December 31, 2015 and December 31, 2014, Webster Bank held $50.7 million of FRB capital stock. Webster Bank received $3.0 million in dividends from the FRB during 2015.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use; direct deposit; ACH payments; combined statements; mobile banking services; internet-based banking; bank by mail; as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout 163 banking centers within its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total average deposits increased $2.2 billion, or 14.2%, in 2015 compared to 2014 and increased $553.1 million, or 3.7%, in 2014 compared to 2013. A significant component of the increase was due to acquired JPMorgan Chase health savings accounts. Additionally, there has been steady growth in deposits, most significantly for health savings accounts and non-interest bearing classifications, partially offset by declining money market and time deposits. As a result, the average cost of deposits continues to decline.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$3,564,751		$3,216,777		$2,939,324
Interest-bearing:
Checking	2,245,015	0.06%	2,054,318	0.05%	1,873,337	0.05%
Health savings accounts	3,561,900	0.24	1,738,368	0.30	1,454,558	0.41
Money market	2,076,770	0.23	2,171,469	0.19	2,341,568	0.20
Savings	3,962,364	0.18	3,899,548	0.19	3,841,923	0.18
Time deposits	2,138,778	1.15	2,280,668	1.16	2,357,321	1.20
Total interest-bearing	13,984,827	0.33	12,144,371	0.36	11,868,707	0.39
Total average deposits	$17,549,578	0.26%	$15,361,148	0.29%	$14,808,031	0.31%
Total deposits were $18.0 billion, $15.7 billion, and $14.9 billion at December 31, 2015, 2014, and 2013, respectively, with time deposits with a denomination of $100 thousand or more represented approximately 5.6%, 6.6%, and 5.8%, respectively, of total deposits. For additional information, see Note 2: Acquisition and Note 9: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The following table presents time deposits with a denomination of $100 thousand or more at December 31, 2015 by maturity periods:

(In thousands)
Due within 3 months	$208,597
Due after 3 months and within 6 months	95,845
Due after 6 months and within 12 months	111,810
Due after 12 months	589,323
Time deposits with a denomination of $100 thousand or more	$1,005,575
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At December 31, 2015 and December 31, 2014, FHLB advances totaled $2.7 billion and $2.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion and $0.7 billion at December 31, 2015 and December 31, 2014, respectively. Webster Bank also had additional borrowing capacity at the FRB of $0.7 billion at December 31, 2015 and $0.8 billion December 31, 2014. In addition, unpledged securities of $4.0 billion could have been used to increase borrowing capacity by $3.6 billion, at the FHLB, or at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements, at December 31, 2015.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $4.0 billion, $4.3 billion and $3.6 billion, and represented 16.4%, 19.2% and 17.3% of total assets at December 31, 2015, 2014 and 2013, respectively. For additional information, see Note 10: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$2,084,496	1.10%	$2,038,749	0.83%	$1,652,471	0.98%
Securities sold under agreements to repurchase	842,207	1.93	966,304	1.93	972,313	2.09
Federal funds	302,756	0.21	387,004	0.20	255,689	0.18
Long-term debt	226,292	4.27	252,368	3.98	233,850	3.12
Total average borrowings	$3,455,751	1.43%	$3,644,425	1.27%	$3,114,323	1.42%
Total average borrowings decreased $188.7 million, or 5.2%, in 2015 compared to 2014 and increased $530.1 million, or 17.0%, in 2014 compared to 2013. The decrease in 2015 compared to 2014 was primarily due to lower borrowings of securities sold under agreements to repurchase and Federal funds. The increase in 2014 compared to 2013 was primarily due to greater utilization of FHLB advances at lower interest rates. Average borrowings represented 14.6%, 17.0%, and 15.4% of average total assets for December 31, 2015, 2014, and 2013, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$334,400	0.15%	$409,756	0.15%	$359,662	0.16%
Average during year	325,015	0.15	374,935	0.16	316,560	0.15
Highest month-end balance during year	409,756	—	459,259	—	372,922	—
Federal funds purchased:
At end of year	317,000	0.39	291,000	0.17	322,000	0.20
Average during year	302,756	0.21	387,004	0.20	255,689	0.18
Highest month-end balance during year	479,000	—	457,000	—	398,000	—

The following table summarizes contractual obligations to make future payments as of December 31, 2015:

	Payments Due by Period (1)
(In thousands)	Total	Less than one year	1-3 years	3-5 years	After 5 years
Senior notes	$150,000	$—	$—	$—	$150,000
Junior subordinated debt	77,320	—	—	—	77,320
FHLB advances	2,664,115	2,026,213	201,076	278,628	158,198
Securities sold under agreements to repurchase	834,400	434,400	400,000	—	—
Fed funds purchased	317,000	317,000	—	—	—
Deposits with stated maturity dates	2,086,154	1,034,275	494,703	557,080	96
Operating leases	184,258	25,218	42,138	32,788	84,114
Purchase obligations	183,651	48,667	78,794	56,190	—
Total contractual obligations	$6,496,898	$3,885,773	$1,216,711	$924,686	$469,728
(1) Amounts for borrowings do not include interest. Amounts for leases are reflected as specified in the underlying contracts.
The Company also has the following obligations which have been excluded from the above table:

•	unfunded commitments remaining for particular investments in private equity funds of $6.8 million, for which neither the payment timing, nor eventual obligation is certain;

•
credit related financial instruments with contractual amounts totaling $5.0 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and

•	liabilities for uncertain tax positions totaling $7.6 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
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
Holding Company Liquidity. Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the “Supervision and Regulation” section of Item 1. At December 31, 2015, there was $335.4 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $110.0 million in dividends to the holding company during the year ended December 31, 2015.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2015, a total of 496,878 shares of common stock were repurchased at a cost of approximately $17.8 million, of which 146,878 shares were purchased to fund employee compensation plans at a cost of approximately $5.2 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.6 million. At December 31, 2015, there was $26.7 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 87.3% and 88.8% at December 31, 2015 and December 31, 2014, respectively.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2015. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2015, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2015, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO Committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates as of December 31, 2015 and 2014, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Earnings at risk is calculated as the change in income before income tax expense, excluding provision for loan and lease losses ("PPNR") due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion, and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth, loan and deposit pricing, and changes to the mix of assets and liabilities. It is a measure of short-term interest rate risk. Equity at risk is calculated as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing assets, liabilities, and off-balance sheet contracts. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.
Asset sensitivity is defined as earnings or net economic value increasing compared to a base scenario when interest rates rise and decreasing when interest rates fall. In other words, assets are more sensitive to changing interest rates than liabilities and therefore, re-price faster. Likewise, liability sensitivity is defined as earnings or net economic value decreasing compared to a base scenario when interest rates rise and increasing when interest rates fall.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls, and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in this low rate environment. Floating-rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor there is a limit on how low the interest rate can fall. As market rates rise; however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
Webster's earnings at risk model incorporates net interest income, non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees, and derivative mark-to-market adjustments.
Four main tools are used for managing interest rate risk: (i) the size and duration of the investment portfolio; (ii) the size and duration of the wholesale funding portfolio; (iii) off-balance sheet interest rate contracts; and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position, and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting December 31, 2015 and December 31, 2014, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2015	N/A	N/A	1.6%	3.2%
December 31, 2014	N/A	N/A	1.8%	3.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2015 and December 31, 2014, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2015	N/A	N/A	1.9%	4.0%
December 31, 2014	N/A	N/A	2.7%	5.7%

Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2014 assumed a Fed Funds rate of 0.25%, while the scenario as of December 31, 2015 assumed a rate of 0.50%. Asset sensitivity for both NII and PPNR has declined on December 31, 2015 as compared to December 31, 2014. The declines were due to increased residential loan portfolio balances, increased investment balances due to the acquisition of the health savings account business of JPMorgan Chase Bank, N.A., and decreased forecast prepay speeds in the investment and residential loan portfolios, partially offset by increased demand deposit and HSA deposit balances. Since the Fed Funds rate was at 0.50% on December 31, 2015, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting December 31, 2015 and December 31, 2014:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2015	N/A	N/A	0.2%	0.8%	(4.2)%	(1.8)%	1.5%	2.7%
December 31, 2014	N/A	N/A	(0.1)%	0.2%	(5.5)%	(2.4)%	2.0%	3.8%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2015 and December 31, 2014:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2015	N/A	N/A	(0.5)%	(0.3)%	(6.9)%	(3.0)%	2.7%	5.0%
December 31, 2014	N/A	N/A	(0.3)%	(0.1)%	(9.8)%	(4.1)%	3.6%	6.8%
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
Sensitivity to the short end of the yield curve for NII was more positive from December 31, 2014 a due to increased demand deposit and HSA deposit balances, and lower amounts of loans at floors. Sensitivity to the short end of the yield curve for PPNR at December 31, 2015 was more negative than at December 31, 2014 due primarily to the expiration of the Fed Funds futures position as of June 30, 2015, partially offset by increased demand deposit and HSA deposit balances.
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
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2015
Assets	$24,677,820	$24,407,172	N/A	$(490,190)
Liabilities	22,262,249	21,484,973	N/A	(553,740)
Net	$2,415,571	$2,922,199	N/A	$63,550
Net change as % base net economic value				2.2%

At December 31, 2014
Assets	$22,533,172	$22,388,119	N/A	$(423,429)
Liabilities	20,210,357	19,799,495	N/A	(455,452)
Net	$2,322,815	$2,588,624	N/A	$32,023
Net change as % base net economic value				1.2%

Changes in economic value can be best described using duration. Duration is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed rate instruments, it can also be thought of as the weighted-average expected time to receive future cash flows. For floating rate instruments, it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating rate instruments may have durations as short as one day and therefore, have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed-rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in value of a liability is a benefit; however, as this is an obligation of Webster.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.0 years at December 31, 2015. At December 31, 2014, the duration gap was a negative 0.8 years. A negative duration gap implies that liabilities are longer than assets and therefore will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in demand deposit and HSA deposit balances as of December 31, 2015.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2015 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Asset/Liability Management and Market Risk," which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Webster Financial Corporation:
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Webster Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
February 29, 2016

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2015	2014
Assets:
Cash and due from banks	$251,258	$261,544
Interest-bearing deposits	155,907	132,695
Securities available-for-sale, at fair value	2,984,631	2,793,873
Securities held-to-maturity (fair value of $3,961,534 and $3,948,706)	3,923,052	3,872,955
Federal Home Loan Bank and Federal Reserve Bank stock	188,347	193,290
Loans held for sale	37,091	67,952
Loans and leases	15,671,735	13,900,025
Allowance for loan and lease losses	(174,990)	(159,264)
Loans and leases, net	15,496,745	13,740,761
Deferred tax asset, net	101,578	73,873
Premises and equipment, net	129,426	121,933
Goodwill	538,373	529,887
Other intangible assets, net	39,326	2,666
Cash surrender value of life insurance policies	503,093	440,073
Accrued interest receivable and other assets	328,993	301,670
Total assets	$24,677,820	$22,533,172
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,713,063	$3,598,872
Interest-bearing	14,239,715	12,052,733
Total deposits	17,952,778	15,651,605
Securities sold under agreements to repurchase and other borrowings	1,151,400	1,250,756
Federal Home Loan Bank advances	2,664,139	2,859,431
Long-term debt	226,356	226,237
Accrued expenses and other liabilities	267,576	222,328
Total liabilities	22,262,249	20,210,357
Shareholders’ equity:
Preferred stock, $.01 par value: Authorized - 3,000,000 shares;
Series A issued and outstanding (28,939 shares at December 31, 2014)	—	28,939
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value: Authorized - 200,000,000 shares;
Issued (93,651,601 and 93,623,090 shares)	937	936
Paid-in capital	1,124,325	1,127,534
Retained earnings	1,317,559	1,202,251
Treasury stock, at cost (2,090,409 and 3,241,555 shares)	(71,854)	(103,294)
Accumulated other comprehensive loss, net of tax	(78,106)	(56,261)
Total shareholders' equity	2,415,571	2,322,815
Total liabilities and shareholders' equity	$24,677,820	$22,533,172
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2015	2014	2013
Interest Income:
Interest and fees on loans and leases	$552,441	$511,612	$489,372
Taxable interest and dividends on securities	190,061	189,408	174,579
Non-taxable interest on securities	15,948	17,064	21,621
Loans held for sale	1,590	857	2,068
Total interest income	760,040	718,941	687,640
Interest Expense:
Deposits	46,031	44,162	46,582
Securities sold under agreements to repurchase and other borrowings	16,861	19,388	20,800
Federal Home Loan Bank advances	22,858	16,909	16,229
Long-term debt	9,665	10,041	7,301
Total interest expense	95,415	90,500	90,912
Net interest income	664,625	628,441	596,728
Provision for loan and lease losses	49,300	37,250	33,500
Net interest income after provision for loan and lease losses	615,325	591,191	563,228
Non-interest Income:
Deposit service fees	136,578	103,431	98,968
Loan and lease related fees	25,594	23,212	21,860
Wealth and investment services	32,486	34,946	34,771
Mortgage banking activities	7,795	4,070	16,359
Increase in cash surrender value of life insurance policies	13,020	13,178	13,770
Gain on sale of investment securities, net	609	5,499	712
Impairment loss on securities recognized in earnings	(110)	(1,145)	(7,277)
Other income	23,573	18,917	11,887
Total non-interest income	239,545	202,108	191,050
Non-interest Expense:
Compensation and benefits	297,517	270,151	264,835
Occupancy	48,836	47,325	48,794
Technology and equipment	80,026	61,993	60,326
Intangible assets amortization	6,340	2,685	4,919
Marketing	16,053	15,379	15,502
Professional and outside services	11,156	8,296	9,532
Deposit insurance	24,042	22,670	21,114
Other expense	70,584	73,101	72,687
Total non-interest expense	554,554	501,600	497,709
Income before income tax expense	300,316	291,699	256,569
Income tax expense	93,976	91,973	77,113
Net income	206,340	199,726	179,456
Preferred stock dividends and other	(9,371)	(11,230)	(11,420)
Earnings applicable to common shareholders	$196,969	$188,496	$168,036

Earnings per common share:
Basic	$2.17	$2.10	$1.90
Diluted	2.15	2.08	1.86
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2015	2014	2013
Net income	$206,340	$199,726	$179,456
Other comprehensive (loss) income, net of tax:
Total available-for-sale and transferred securities	(22,828)	19,038	(45,358)
Total derivative instruments	2,550	(7,324)	9,696
Total defined benefit pension and postretirement benefit plans	(1,567)	(19,426)	19,379
Other comprehensive loss, net of tax	(21,845)	(7,712)	(16,283)
Comprehensive income	$184,495	$192,014	$163,173
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2012	$151,649	$907	$1,145,620	$1,000,427	$(172,807)	$(32,266)	$2,093,530
Cumulative effect of change in accounting principal	—	—	—	253	—	—	253
Net income	—	—	—	179,456	—	—	179,456
Other comprehensive loss, net of tax	—	—	—	—	—	(16,283)	(16,283)
Dividends and dividend equivalents declared on common stock $0.55 per share	—	—	19	(49,164)	—	—	(49,145)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Dividends on Series E preferred stock $1,648.89 per share	—	—	—	(8,343)	—	—	(8,343)
Common stock issued	—	27	(20,737)	(36,256)	57,697	—	731
Stock-based compensation, net of tax impact	—	—	2,813	(3,265)	10,027	—	9,575
Exercise of stock options	—	—	(2,101)	—	4,837	—	2,736
Shares acquired related to employee share-based compensation plans	—	—	—	—	(672)	—	(672)
Common stock warrants repurchased	—	—	(30)	—	—	—	(30)
Balance at December 31, 2013	151,649	934	1,125,584	1,080,648	(100,918)	(48,549)	2,209,348
Net income	—	—	—	199,726	—	—	199,726
Other comprehensive loss, net of tax	—	—	—	—	—	(7,712)	(7,712)
Dividends and dividend equivalents declared on common stock $0.75 per share	—	—	57	(67,747)	—	—	(67,690)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	2	433	—	—	—	435
Stock-based compensation, net of tax impact	—	—	3,223	180	6,710	—	10,113
Exercise of stock options	—	—	(1,760)	—	3,981	—	2,221
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,326)	—	(2,326)
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Common stock warrants repurchased	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014	151,649	936	1,127,534	1,202,251	(103,294)	(56,261)	2,322,815
Net income	—	—	—	206,340	—	—	206,340
Other comprehensive loss, net of tax	—	—	—	—	—	(21,845)	(21,845)
Dividends and dividend equivalents declared on common stock $0.89 per share	—	—	119	(81,316)	—	—	(81,197)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	1	(1)	—	—	—	—
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,906	(1,005)	11,046	—	12,947
Exercise of stock options	—	—	(2,781)	—	5,841	—	3,060
Shares acquired related to employee share-based compensation plans	—	—	—	—	(5,251)	—	(5,251)
Common stock repurchased	—	—	—	—	(12,564)	—	(12,564)
Common stock warrants repurchased	—	—	(23)	—	—	—	(23)
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,317,559	$(71,854)	$(78,106)	$2,415,571
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2015	2014	2013
Operating Activities:
Net income	$206,340	$199,726	$179,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	49,300	37,250	33,500
Deferred tax (benefit) expense	(15,513)	(5,154)	11,499
Depreciation and amortization	34,678	30,585	36,019
Amortization of earning assets and funding premium/discount, net	54,555	50,758	61,395
Stock-based compensation	10,935	10,223	10,664
Gain on sale, net of write-down, on foreclosed and repossessed assets	(311)	(1,297)	(1,295)
(Gain) loss on sale, net of write-down, on premises and equipment	(244)	(292)	1,287
Impairment loss on securities recognized in earnings	110	1,145	7,277
Gain on the sale of investment securities, net	(609)	(5,499)	(712)
Increase in cash surrender value of life insurance policies	(13,020)	(13,178)	(13,770)
Gain from life insurance policies	(220)	(2,229)	(1,070)
Gain, net on sale of loans held for sale	(7,795)	(4,070)	(16,359)
Proceeds from sale of loans held for sale	452,590	287,132	773,887
Originations of loans held for sale	(449,048)	(296,996)	(687,090)
Net (increase) decrease in accrued interest receivable and other assets	(49,899)	(24,502)	84,077
Net increase (decrease) in accrued expenses and other liabilities	35,336	9,213	(14,812)
Net cash provided by operating activities	307,185	272,815	463,953
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(23,212)	(109,021)	31,761
Purchases of available-for-sale securities	(903,240)	(217,920)	(952,995)
Proceeds from maturities and principal payments of available-for-sale securities	558,301	416,821	741,467
Proceeds from sales of available-for-sale securities	123,270	98,402	57,804
Purchases of held-to-maturity securities	(761,033)	(1,113,958)	(989,397)
Proceeds from maturities and principal payments of held-to-maturity securities	681,124	575,009	717,601
Net proceeds (purchase) of Federal Home Loan Bank stock	4,943	(34,412)	(3,248)
Net increase in loans	(1,813,811)	(1,269,290)	(741,818)
Proceeds from loans not originated for sale	33,644	—	12,771
Purchase of life insurance policies	(50,000)	—	—
Proceeds from life insurance policies	3,912	2,178	1,768
Proceeds from the sale of foreclosed properties and repossessed assets	10,511	8,995	7,745
Proceeds from the sale of premises and equipment	650	3,565	1,304
Purchases of premises and equipment	(36,115)	(30,039)	(21,886)
Acquisition of business, net cash acquired	1,396,414	—	—
Net cash used for investing activities	(774,642)	(1,669,670)	(1,137,123)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2015	2014	2013
Financing Activities:
Net increase in deposits	853,921	797,244	323,348
Proceeds from Federal Home Loan Bank advances	13,505,000	10,372,226	4,928,120
Repayments of Federal Home Loan Bank advances	(13,700,279)	(9,565,192)	(4,703,287)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(99,356)	(80,906)	255,502
Issuance of long-term debt	—	150,000	—
Repayment of long-term debt	—	(150,000)	(102,579)
Debt issuance costs	—	(1,349)	—
Dividends paid to common shareholders	(80,964)	(67,431)	(48,952)
Dividends paid to preferred shareholders	(8,711)	(10,556)	(10,803)
Exercise of stock options	3,060	2,221	2,736
Excess tax benefits from stock-based compensation	2,338	1,161	389
Common stock issued	—	435	731
Common stock repurchased	(12,564)	(10,741)	—
Shares acquired related to employee share-based compensation plans	(5,251)	(2,326)	(672)
Common stock warrants repurchased	(23)	(3)	(30)
Net cash provided by financing activities	457,171	1,434,783	644,503
Net (decrease) increase in cash and due from banks	(10,286)	37,928	(28,667)
Cash and due from banks at beginning of period	261,544	223,616	252,283
Cash and due from banks at end of period	$251,258	$261,544	$223,616

Supplemental disclosure of cash flow information:
Interest paid	$95,428	$89,942	$88,388
Income taxes paid	106,991	102,973	62,926
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$8,714	$5,532	$11,750
Transfer of loans from portfolio to loans held for sale	585	—	106
Deposits assumed in business acquisition	1,446,899	—	—
Preferred stock conversion	28,939	—	—
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At December 31, 2015, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, telephone banking, mobile banking and its internet website (www.websterbank.com or www.wbst.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits.
Basis of Presentation
The consolidated financial statements include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation. Webster's accounting and financial reporting policies conform, in all material respects, to U.S. Generally Accepted Accounting Principles (“GAAP”) and to general practices within the financial services industry.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on net income, comprehensive income, total assets, total liabilities, total shareholders' equity, net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.
Assets that the Company holds or manages in a fiduciary or agency capacity for customers, typically referred to as assets under administration or assets under management are not included in the accompanying Consolidated Balance Sheets since those assets are not Webster's, and the Company is not the primary beneficiary.
Variable Interest Entities. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a Variable Interest Entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holder with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates VIEs in which it has at least a majority of the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company owns the common stock of a trust which has issued trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements. The allowance for loan and lease losses, the fair value measurements of financial instruments, the valuation of investments for other-than-temporary impairment, the goodwill and intangible assets valuation, income taxes, the, as well as the status of contingencies, are particularly subject to change. Actual results could differ from those estimates.
Acquisition
On January 13, 2015 (the "acquisition date"), Webster Bank completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. The results of the acquisition have been included in the financial statements from the acquisition date. See Note 2: Acquisition for further information.

Cash Equivalents
Cash equivalents have a maturity of three months or less.
Cash and due from banks. Cash equivalents, including cash on hand, certain cash due from banks, and deposits at the Federal Reserve Banks, are referenced as cash and due from banks in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Interest-bearing deposits. Cash equivalents, primarily representing deposits at the Federal Reserve Banks in excess of reserve requirements, and federal funds sold, which essentially represent uncollateralized loans to other financial institutions, are referenced as interest-bearing deposits in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The Company regularly evaluates the credit risk associated with those financial institutions to assess that Webster is not exposed to any significant credit risk on cash equivalents.
Investment Securities
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
All securities classified as AFS or HTM that are in an unrealized loss position are evaluated for other-than-temporary impairment ("OTTI") on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, and the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value, and the loss is recognized in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the unrealized loss is recorded as an impairment charge to a debt security and recognized as a loss. The remaining loss component would be recorded to accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. The entire amount of an unrealized loss position of an equity security that is considered OTTI is recorded as an impairment loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities. See Note 3: Investment Securities for further information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve Bank ("FRB") system and is required to maintain an investment in capital stock of the FHLB and FRB. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Membership stock is not reviewed for impairment unless economic circumstances warrant special review.
Loans Held for Sale
Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. For loans not previously held for sale, once a decision has been made to sell loans, such loans shall be transferred into the loans held for sale classification. The majority of loans held for sale are residential mortgage loans. Loans held for sale are carried at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other income in the Consolidated Statements of Income. Gains or losses on the sale of loans held for sale are recorded as non-interest income. Direct loan origination costs and fees are deferred and recognized as part of the gain or loss at the time of sale. Cash flows from sale of loans made by the Company that were acquired specifically for resale are presented as operating cash flows. All other cash flows from sale of loans are presented as investing cash flows. See Note 5: Transfers of Financial Assets and Mortgage Servicing Assets for further information.

Transfers and Servicing of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when: (i) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership; (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company; and (iii) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. See Note 5: Transfers of Financial Assets and Mortgage Servicing Assets for further information.
Loans and Leases
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
Loans and leases are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful, generally when principal or interest payments become 90 days delinquent, unless the loan or lease is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate loans, excluding loans fully insured against loss and in the process of collection, and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Residential loans that are more than 90 days past due, fully insured against loss, and in the process of collection, remain accruing and are reported as 90 days or more past due and accruing. Commercial, commercial real estate loans, and equipment finance loans or leases are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
When loans and leases are placed on non-accrual status, the accrual of interest is discontinued, and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan or lease is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans and leases, any payment received on a non-accrual loan or lease is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received on a cash basis. Except for loans discharged under Chapter 7 of the Bankruptcy Code, loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a Chapter 7 discharged bankruptcy loan is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, the loan is a closed-end amortizing loan, it is fully collateralized, and post-discharge the loan had at least six consecutive months of current payments. See Note 4: Loans and Leases for further information.
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
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential and consumer loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all troubled debt restructurings ("TDR") are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability, which is considered when determining the impaired reserve for ALLL. The current or weighted-average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. See Note 4: Loans and Leases for further information.
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 20: Commitments and Contingencies for further information.
Troubled Debt Restructurings
A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. The Company’s loan and lease portfolio includes loans that have been restructured into an A-Note/B-Note structure as a result of evaluating the cash flow of the borrowers to support repayment. Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. See Note 4: Loans and Leases for further information.

Foreclosed and Repossessed Assets
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
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building and Improvements	5	-	40	years
Leasehold improvements	5	-	20	years (or term or lease, if shorter)
Fixtures and equipment	5	-	10	years
Data processing and software	3	-	7	years
Repairs and maintenance costs are charged to non-interest expense as incurred. Premises and equipment being actively marketed for sale are reclassified as assets held for disposition. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense. See Note 6: Premises and Equipment for further information.
Goodwill
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
Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company utilizes an equally weighted combined income and market approach to arrive at an indicated fair value range for the reporting unit. In “Step 1,” the fair value of a reporting unit is compared to its carrying amount, including goodwill, to ascertain if a goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to “Step 2” of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense. See Note 7: Goodwill and Other Intangible Assets for further information.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Core deposit intangibles resulting from the health savings account acquisition are amortized on an accelerated basis over their estimated useful lives. Core deposit intangibles existing prior to the health savings account acquisition continue to be amortized on a straight line basis over their remaining estimated useful lives. Intangible assets relating to customer relationships are amortized on a straight line basis over their estimated useful lives. See Note 7: Goodwill and Other Intangible Assets for further information.
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

Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Balance Sheets. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, which may sell, loan, or otherwise hypothecate such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturity date of the agreements. The securities underlying the agreements with Bank customers are pledged; however, the customer does not have ability to hypothecate the underlying securities. See Note 10: Borrowings for further information.
Share-Based Compensation
Webster maintains an equity incentive plan under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Stock-based compensation cost is recognized over the requisite service period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is reported as a component of compensation and benefits expense. All awards are subject to a minimum one-year service vesting period. For stock option awards the Black-Scholes Option-Pricing Model is used to measure fair value at the date of grant. For time-based restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant.
The Company grants performance-based restricted stock awards that vest after a three year performance period. Awards granted in 2015 and 2014 vest in a range from zero to 150% while awards granted prior to 2014 vest in a range from zero to 200% of the target number of shares under the grant. The Company records compensation expense over the vesting period, based on a fair value. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Dividends are accrued on the performance-based shares and paid when the performance target is met. See Note 18: Share-Based Plans for further information.
Excess tax benefits result when tax return deductions exceed recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits are presented as a cash inflow from financing activities and a cash outflow from operating activities.
Income Taxes
Income tax expense, or benefit, is comprised of two components, current and deferred. The current component reflects taxes payable or refundable for a current period based on applicable tax laws, and the deferred component represents the tax effects of temporary differences between amounts recognized for financial accounting and tax purposes. Deferred tax assets and liabilities reflect the tax effects of such differences that are anticipated to result in taxable or deductible amounts in the future, when the temporary differences reverse. Deferred tax assets are recognized if it is more likely than not they will be realized, and may be reduced by a valuation allowance if it is more likely than not that all or some portion will not be realized.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income. See Note 8: Income Taxes for further information.
Earnings Per Common Share
Earnings per common share is computed under the two-class method. Basic earnings per common share is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding non-participating securities. Non-vested restricted stock awards are participating securities as they have non-forfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 14: Earnings Per Common Share.

Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. In addition to net income, Webster's components of other comprehensive income consists of the after-tax effect of changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statements of Shareholders' Equity, Consolidated Statements of Comprehensive Income, and Note 12: Accumulated Other Comprehensive Loss, Net of Tax.
Derivative Instruments and Hedging Activities
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
Interest Rate Swap Agreements. For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period of time. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed-rate (cash flow hedge), or convert a portion of its fixed-rate debt to a variable-rate (fair value hedge).
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
Interest rate derivative financial instruments receive hedge accounting treatment only if they are qualified and properly designated as hedges and are expected to be, and are, effective in substantially reducing interest rate risk arising from specifically identified assets and liabilities. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk. The Company expects that the hedging relationship will be highly effective; however, it does not assume there is no ineffectiveness. The Company performs quarterly prospective and retrospective assessments of the hedge effectiveness to ensure the hedging relationship continues to be highly effective and that hedge accounting can continue to be applied. Those derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income.
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
Counterparty Credit Risk. The Company's exposures with the majority of its approved financial institution counterparties are fully cash collateralized. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. See Note 15: Derivative Financial Instruments for further information.

Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis, in accordance with Accounting Standards Codification Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and AFS securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment. Examples of these include impaired loans and leases, mortgage servicing assets, long-lived assets, goodwill, and loans held for sale, which are accounted for at the lower of cost or fair value. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 16: Fair Value Measurements.
Employee Retirement Benefit Plan
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
Fee Revenue
Generally, fee revenue from deposit service charges and loans is recorded when earned, except where ultimate collection is uncertain, in which case revenue is recognized as received. Trust revenue is recorded as earned on individual accounts based upon a percentage of asset value. Fee income on managed institutional accounts is recognized as earned and collected quarterly based on the quarter-end value of assets managed.
Marketing Costs
Marketing costs are expensed as incurred over the projected benefit period.
Recently Adopted Accounting Standards Updates
Effective January 1, 2015, the following new accounting guidance was adopted by the Company:

•
Accounting Standards Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force);

•
ASU No. 2014-04, Receivables, Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force);

•	ASU No. 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures; and

•
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The adoption of these accounting standards did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards Updates
The following table identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

ASU	Description	Effective Date and Financial Statement Impact
ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) - "Recognition and Measurement of Financial Assets and Financial Liabilities."
Equity investments not accounted for under the equity method or those that do not result in consolidation of the investee are to be measured at fair value with changes in the fair value recognized through net income. Entities are to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when an election to measure the liability at fair value in accordance with the fair value option for financial instruments has been made. Also, the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated.
The Company intends to adopt the Update for the first quarter of 2018 and is in the process of assessing the impact on its financial statements.
ASU No. 2015-16, Business Combinations (Topic 805) - "Simplifying the Accounting for Measurement - Period Adjustments."
Accounting for adjustments made to provisional amounts recognized in a business combination is simplified. First, the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, and record in that period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Second, adjustments to provisional amounts that are identified after December 15, 2015 and that are within the measurement period should be applied prospectively. Upon transition, an entity would be required to disclose the nature of, and reason for, the change in accounting principle. An entity would provide that disclosure in the first annual period of adoption and in the interim periods within the first annual period.
The Update is effective beginning January 1, 2016 and will not have a material impact on the Company's financial statements.
ASU No. 2015-07, Fair Value Measurement (Topic 820) - "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force)."

The requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share as a practical expedient has been removed. Additional requirements to make certain disclosures has been modified to apply to, rather than all investments that are eligible to be, only those investments that an entity has elected to be measured at fair value using net asset value per share as a practical expedient. An entity should apply the guidance on a retrospective basis.
The Update is effective beginning January 1, 2016 and will not have a material impact on the Company's financial statements.
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - "Simplifying the Presentation of Debt Issuance Costs."
The presentation of debt issuance costs has been simplified by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. An entity should apply the guidance on a retrospective basis.
The Update is effective beginning January 1, 2016 and will not have a material impact on the Company's financial statements.
ASU No. 2015-02, Consolidation (Topic 810) - "Amendments to the Consolidation Analysis."
Limited partnerships and similar legal entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and certain investment funds are affected by the guidance which analyzes consolidation requirements.

The Update is effective beginning January 1, 2016 and will not have a material impact on the Company's financial statements.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
A single comprehensive model has been established for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under US GAAP and IFRS. The five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017.
The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.

Note 2: Acquisition
Business Combination
On January 13, 2015 Webster Bank completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. As a result of the acquisition, the Company became the leading administrator of health savings accounts on a nationwide basis. The acquisition significantly augments a source of stable, low cost, long duration deposits.
The acquisition-date fair value of the consideration transferred consisted of the following:

(In thousands)	At January 13, 2015
Cash	$50,485
Contingent consideration (1)	(5,000)
Total net consideration transferred	$45,485
(1) The contingent consideration entitles the Company to receive a rebate of the premium paid for account attrition that occurs during the eighteen-month period beginning on January 13, 2015, the closing date of the transaction.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	At January 13, 2015
Cash	$1,446,898
Intangible assets	43,000
Total identifiable assets acquired	$1,489,898

Deposits	$1,446,899
Contingent liability (1)	6,000
Total liabilities assumed	$1,452,899

Net identifiable assets acquired	$36,999
Goodwill	8,486
Net assets acquired	$45,485
(1) The contingent liability represents an obligation that existed at the acquisition date. Accordingly, Webster assumed the contingent liability as part of the transaction and has accounted for it at fair value.

The fair value of the acquired identifiable intangible assets includes a core deposit intangible and customer relationships. Refer to Note 7: Goodwill and Other Intangible Assets for additional information relating to the initial amounts of goodwill and other intangible assets recognized.
Refer to Note 16: Fair Value Measurements for additional information on the valuation assumptions related to the contingent consideration and contingent liability recorded.
Asset Purchase
In December 2015, the Company negotiated an agreement with Citigroup Inc. to assume 17 banking center leases located in the greater Boston market and to purchase the related leasehold improvements. At December 31, 2015, the Company had finalized, with the lessors, the terms of 16 of the 17 leases. The transaction which closed in 2016, did not include the purchase of loans or deposits, significantly increases Webster Bank's Community Banking presence in the Boston market. There was no impact to the Company's financial statements in 2015; however, refer to Note 20: Commitments and Contingencies for information regarding the impact relating to future minimum rental payments.

Note 3: Investment Securities
A Summary of the amortized cost and fair value of investment securities is presented below:

	At December 31,
	2015				2014
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$924	$—	$—	$924	$525	$—	$—	$525
Agency collateralized mortgage obligations (“agency CMO”)	546,168	5,532	(2,946)	548,754	543,417	8,636	(1,065)	550,988
Agency mortgage-backed securities (“agency MBS”)	1,075,941	6,459	(17,291)	1,065,109	1,030,724	10,462	(12,668)	1,028,518
Agency commercial mortgage-backed securities (“agency CMBS”)	215,670	639	(959)	215,350	80,400	—	(134)	80,266
Non-agency commercial mortgage-backed securities ("non-agency CMBS")	574,686	7,485	(2,905)	579,266	534,631	18,885	(123)	553,393
Collateralized loan obligations ("CLO")	431,837	592	(3,270)	429,159	426,269	482	(1,017)	425,734
Single issuer trust preferred securities	42,168	—	(4,998)	37,170	41,981	—	(3,736)	38,245
Corporate debt securities	104,031	2,290	—	106,321	106,520	3,781	—	110,301
Equities - financial institutions	3,499	—	(921)	2,578	3,500	2,403	—	5,903
Total available-for-sale	$2,994,924	$22,997	$(33,290)	$2,984,631	$2,767,967	$44,649	$(18,743)	$2,793,873
Held-to-maturity:
Agency CMO	$407,494	$3,717	$(2,058)	$409,153	$442,129	$6,584	$(739)	$447,974
Agency MBS	2,030,176	38,813	(19,908)	2,049,081	2,134,319	57,196	(11,340)	2,180,175
Agency CMBS	686,086	4,253	(325)	690,014	578,687	1,597	(1,143)	579,141
Municipal bonds and notes	435,905	12,019	(417)	447,507	373,211	15,138	(55)	388,294
Non-agency CMBS	360,018	5,046	(2,704)	362,360	338,723	9,428	(1,015)	347,136
Private Label MBS	3,373	46	—	3,419	5,886	100	—	5,986
Total held-to-maturity	$3,923,052	$63,894	$(25,412)	$3,961,534	$3,872,955	$90,043	$(14,292)	$3,948,706
Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO securities that are considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, which continue to decline due to CLO deal refinancing and modifications.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may be required to record a charge for OTTI in future periods.
The following table presents the changes in OTTI:

	Years ended December 31,
(In thousands)	2015	2014	2013
Beginning balance	$3,696	$16,633	$10,460
Reduction for securities sold or called	(518)	(14,082)	(1,104)
Additions for OTTI not previously recognized	110	1,145	7,277
Ending balance	$3,288	$3,696	$16,633

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$195,369	$(2,195)	$26,039	$(751)	14	$221,408	$(2,946)
Agency MBS	481,839	(6,386)	351,911	(10,905)	84	833,750	(17,291)
Agency CMBS	124,241	(959)	—	—	7	124,241	(959)
Non-agency CMBS	276,330	(2,879)	19,382	(26)	29	295,712	(2,905)
CLO	211,515	(2,709)	15,708	(561)	13	227,223	(3,270)
Single issuer trust preferred securities	4,087	(128)	33,083	(4,870)	8	37,170	(4,998)
Equities-financial institutions	2,578	(921)	—	—	1	2,578	(921)
Total available-for-sale in an unrealized loss position	$1,295,959	$(16,177)	$446,123	$(17,113)	156	$1,742,082	$(33,290)
Held-to-maturity:
Agency CMO	$143,364	$(1,304)	$27,928	$(754)	13	$171,292	$(2,058)
Agency MBS	551,918	(7,089)	470,828	(12,819)	87	1,022,746	(19,908)
Agency CMBS	110,864	(325)	—	—	7	110,864	(325)
Municipal bonds and notes	29,034	(130)	13,829	(287)	27	42,863	(417)
Non-agency CMBS	142,382	(1,983)	30,129	(721)	18	172,511	(2,704)
Total held-to-maturity in an unrealized loss position	$977,562	$(10,831)	$542,714	$(14,581)	152	$1,520,276	$(25,412)

	At December 31, 2014
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$47,217	$(240)	$35,968	$(825)	8	$83,185	$(1,065)
Agency MBS	3,691	(18)	641,355	(12,650)	64	645,046	(12,668)
Agency CMBS	80,266	(134)	—	—	4	80,266	(134)
Non-agency CMBS	24,932	(117)	9,396	(6)	4	34,328	(123)
CLO	99,221	(1,017)	—	—	6	99,221	(1,017)
Single issuer trust preferred securities	4,150	(36)	34,095	(3,700)	8	38,245	(3,736)
Equities-financial institutions	—	—	—	—	—	—	—
Total available-for-sale in an unrealized loss position	$259,477	$(1,562)	$720,814	$(17,181)	94	$980,291	$(18,743)
Held-to-maturity:
Agency CMO	$52,172	$(187)	$24,942	$(552)	6	$77,114	$(739)
Agency MBS	20,791	(86)	608,568	(11,254)	44	629,359	(11,340)
Agency CMBS	324,394	(1,143)	—	—	17	324,394	(1,143)
Municipal bonds and notes	5,341	(23)	3,074	(32)	15	8,415	(55)
Non-agency CMBS	13,003	(30)	65,913	(985)	7	78,916	(1,015)
Total held-to-maturity in an unrealized loss position	$415,701	$(1,469)	$702,497	$(12,823)	89	$1,118,198	$(14,292)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $2.9 million on the Company’s investment in agency CMO at December 31, 2015, compared to $1.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS.There were unrealized losses of $17.3 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2015, compared to $12.7 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $1.0 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2015, compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014.
Non-agency CMBS. There were unrealized losses of $2.9 million on the Company’s investment in non-agency commercial mortgage-backed securities at December 31, 2015, compared to $0.1 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $3.3 million on the Company’s investments in CLO at December 31, 2015 compared to $1.0 million unrealized losses at December 31, 2014. Unrealized losses increased due to higher market spreads for the asset class which resulted in lower security prices since December 31, 2014. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Single issuer trust preferred securities. There were unrealized losses of $5.0 million on the Company's investment in single issuer trust preferred securities at December 31, 2015, compared to $3.7 million at December 31, 2014. Unrealized losses increased due to higher market spreads which resulted in lower security prices since December 31, 2014. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Equities - financial institutions. There were $0.9 million unrealized losses on the Company’s investment in equities - financial institutions at December 31, 2015 compared to no unrealized losses at December 31, 2014.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $2.1 million on the Company’s investment in agency CMO at December 31, 2015, compared to $0.7 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $19.9 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2015, compared to $11.3 million at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $0.3 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2015, compared to $1.1 million at December 31, 2014. Unrealized losses decreased due to security seasoning which resulted in higher security prices since December 31, 2014.

Municipal bonds and notes. There were unrealized losses of $417 thousand on the Company’s investment in municipal bonds and notes at December 31, 2015, compared to $55 thousand at December 31, 2014, as market rates were essentially unchanged. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
Non-agency CMBS. There were unrealized losses of $2.7 million on the Company’s investment in non-agency commercial mortgage-backed securities at December 31, 2015, compared to $1.0 million unrealized losses at December 31, 2014. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2014. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Years ended December 31,
(In thousands)	2015	2014	2013
Proceeds from sales	$95,101	$126,580	$57,804

Gross realized gains on sales	$1,029	$7,268	$2,847
Gross realized losses on sales	420	1,769	2,135
Gain on sale of investment securities, net	$609	$5,499	$712
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At December 31, 2015

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,941	$35,660	$320	$323
Due after one year through five years	99,028	101,313	33,940	34,880
Due after five through ten years	435,444	433,733	48,818	50,534
Due after ten years	2,421,012	2,411,347	3,839,974	3,875,797
Total debt securities	$2,991,425	$2,982,053	$3,923,052	$3,961,534
For the maturity schedule above, mortgage-backed securities and collateralized loan obligations, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation because borrowers have the right to prepay obligations with or without prepayment penalties. At December 31, 2015, the Company had a carrying value of $961.6 million in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which is impacted by prepayment.
Securities with a carrying value totaling $2.6 billion at December 31, 2015 and $2.9 billion at December 31, 2014 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.
Note 4: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2015	2014
Residential	$4,061,001	$3,509,175
Consumer	2,702,560	2,549,401
Commercial	4,315,999	3,749,270
Commercial Real Estate	3,991,649	3,554,428
Equipment Financing	600,526	537,751
Loans and leases (1)(2)	$15,671,735	$13,900,025
(1) Loan and lease balances include net deferred fees and unamortized premiums of $18.0 million and $10.6 million at December 31, 2015 and December 31, 2014, respectively.
(2) Accrued interest of $43.1 million and $38.4 million at December 31, 2015 and December 31, 2014, respectively, are not included in the loan and lease balances.

At December 31, 2015, the Company had pledged $6.1 billion of eligible loans as collateral to support available borrowing capacity at the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual(1)	Current	Total Loans and Leases
Residential	$10,365	$4,703	$2,029	$54,201	$71,298	$3,989,703	$4,061,001
Consumer:
Home equity	9,061	4,242	—	37,337	50,640	2,402,758	2,453,398
Other consumer	1,390	615	—	560	2,565	246,597	249,162
Commercial:
Commercial non-mortgage	768	3,288	22	27,037	31,115	3,531,669	3,562,784
Asset-based	—	—	—	—	—	753,215	753,215
Commercial real estate:
Commercial real estate	1,624	625	—	16,767	19,016	3,673,408	3,692,424
Commercial construction	—	—	—	3,461	3,461	295,764	299,225
Equipment financing	543	59	—	706	1,308	599,218	600,526
Total	$23,751	$13,532	$2,051	$140,069	$179,403	$15,492,332	$15,671,735

	At December 31, 2014
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual (1)	Current	Total Loans and Leases
Residential (2)	$11,410	$5,840	$2,039	$64,117	$83,406	$3,425,769	$3,509,175
Consumer:
Home equity	11,393	5,076	—	40,026	56,495	2,417,275	2,473,770
Other consumer	704	410	—	281	$1,395	74,236	75,631
Commercial:
Commercial non-mortgage	1,948	153	48	6,449	8,598	3,079,342	3,087,940
Asset-based	—	—	—	—	—	661,330	661,330
Commercial real estate:
Commercial real estate	2,325	392	—	15,038	17,755	3,302,652	3,320,407
Commercial construction	—	—	—	3,659	3,659	230,362	234,021
Equipment financing	551	150	—	578	1,279	536,472	537,751
Total	$28,331	$12,021	$2,087	$130,148	$172,587	$13,727,438	$13,900,025
(1) Loans and leases 30 days or more days past due and accruing exclude $0.6 million and $0.5 million of accrued interest receivable at December 31, 2015 and December 31, 2014, respectively.
(2) U.S. Government guaranteed loans of approximately $2.0 million were reclassified from non-accrual to over 90 days past due and accruing reflective of a policy change effective in the first quarter of 2015.
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2015, 2014, and 2013, had the loans and leases been current in accordance with their original terms, totaled $8.2 million, $9.3 million, and $11.4 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the Year ended December 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2015	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	6,057	11,847	23,356	9,718	(1,678)	49,300
Losses charged off	(6,508)	(17,679)	(11,522)	(7,578)	(273)	(43,560)
Recoveries	875	4,366	2,738	647	1,360	9,986
Balance at December 31, 2015	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Individually evaluated for impairment	$10,364	$3,477	$5,197	$3,163	$3	$22,204
Collectively evaluated for impairment	$15,512	$38,575	$61,489	$31,726	$5,484	$152,786

Loan and lease balances:
Individually evaluated for impairment	$134,448	$48,425	$56,581	$39,295	$422	$279,171
Collectively evaluated for impairment	3,926,553	2,654,135	4,259,418	3,952,354	600,104	15,392,564
Loans and leases	$4,061,001	$2,702,560	$4,315,999	$3,991,649	$600,526	$15,671,735

	At or for the Year ended December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2014	$23,027	$41,951	$51,001	$32,408	$4,186	$152,573
Provision (benefit) charged to expense	7,315	17,224	10,412	2,046	253	37,250
Losses charged off	(6,214)	(20,712)	(13,668)	(3,237)	(595)	(44,426)
Recoveries	1,324	5,055	4,369	885	2,234	13,867
Balance at December 31, 2014	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Individually evaluated for impairment	$12,094	$4,237	$2,710	$6,232	$28	$25,301
Collectively evaluated for impairment	$13,358	$39,281	$49,404	$25,870	$6,050	$133,963

Loan and lease balances:
Individually evaluated for impairment	$141,982	$50,249	$36,176	$101,817	$632	$330,856
Collectively evaluated for impairment	3,367,193	2,499,152	3,713,094	3,452,611	537,119	13,569,169
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

	At or for the Year ended December 31, 2013
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2013	$32,030	$56,995	$50,562	$33,210	$4,332	$177,129
Provision (benefit) charged to expense	1,187	7,808	14,442	12,975	(2,912)	33,500
Losses charged off	(11,592)	(29,037)	(19,126)	(15,425)	(279)	(75,459)
Recoveries	1,402	6,185	5,123	1,648	3,045	17,403
Balance at December 31, 2013	$23,027	$41,951	$51,001	$32,408	$4,186	$152,573
Individually evaluated for impairment	$10,535	$4,595	$1,878	$3,445	$—	$20,453
Collectively evaluated for impairment	$12,492	$37,356	$49,123	$28,963	$4,186	$132,120

Loan and lease balances:
Individually evaluated for impairment	$142,413	$52,092	$52,018	$104,808	$210	$351,541
Collectively evaluated for impairment	3,219,012	2,484,596	3,230,833	2,953,554	460,240	12,348,235
Loans and leases	$3,361,425	$2,536,688	$3,282,851	$3,058,362	$460,450	$12,699,776

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At December 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment (1)	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$148,144	$134,448	$23,024	$111,424	$10,364
Consumer:
Home equity	56,680	48,425	25,130	23,295	3,477
Commercial:
Commercial non-mortgage	67,116	56,581	31,600	24,981	5,197
Commercial real estate:
Commercial real estate	36,980	33,333	9,204	24,129	3,160
Commercial construction	7,010	5,962	5,939	23	3
Equipment financing	612	422	328	94	3
Total	$316,542	$279,171	$95,225	$183,946	$22,204

	At December 31, 2014
(In thousands)	Unpaid Principal Balance	Total Recorded Investment (1)	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$157,152	$141,982	$24,335	$117,647	$12,094
Consumer:
Home equity	60,424	50,249	26,432	23,817	4,237
Commercial:
Commercial non-mortgage	41,019	36,176	15,998	20,178	2,710
Commercial real estate:
Commercial real estate	99,687	95,656	40,306	55,350	6,222
Commercial construction	7,218	6,161	5,940	221	10
Equipment financing	629	632	—	632	28
Total	$366,129	$330,856	$113,011	$217,845	$25,301
(1) Total recorded investment of impaired loans and leases exclude $1.7 million and $1.4 million of accrued interest receivable at December 31, 2015 and December 31, 2014, respectively.

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Years ended December 31,
	2015			2014			2013
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$138,215	$4,473	$1,139	$142,198	$4,644	$1,221	$144,325	$4,119	$1,954
Consumer	49,337	1,451	1,099	51,171	1,484	1,203	53,318	1,003	1,724
Commercial	46,379	1,319	—	44,097	2,326	—	60,558	2,889	—
Commercial real estate:
Commercial real estate	64,495	1,165	—	93,209	3,429	—	105,676	4,476	—
Commercial construction	6,062	133	—	8,381	269	—	15,254	620	—
Equipment financing	527	16	—	421	28	—	1,284	22	—
Total	$305,015	$8,557	$2,238	$339,477	$12,180	$2,424	$380,415	$13,129	$3,678
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
The following table summarize commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At December 31, 2015	At December 31, 2014	At December 31, 2015	At December 31, 2014	At December 31, 2015	At December 31, 2014
(1) - (6) Pass	$4,023,255	$3,545,218	$3,857,019	$3,408,128	$586,445	$516,116
(7) Special Mention	70,904	88,777	55,030	33,453	1,628	4,364
(8) Substandard	220,389	115,106	79,289	112,354	12,453	17,271
(9) Doubtful	1,451	169	311	493	—	—
Total	$4,315,999	$3,749,270	$3,991,649	$3,554,428	$600,526	$537,751
For residential and consumer loans, the Company considers factors such as past due status, updated FICO scores, employment status, home prices, loan to value, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The Case-Shiller data indicates trends for Metropolitan Statistical Areas. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2015	2014
Accrual status	$171,784	$241,855
Non-accrual status	100,906	76,939
Total recorded investment of TDRs (1)	$272,690	$318,794
Accruing TDRs performing under modified terms more than one year	55.0%	67.5%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$21,405	$23,785
Additional funds committed to borrowers in TDR status	1,133	552
(1) Total recorded investment of TDRs exclude $1.1 million and $1.4 million at December 31, 2015 and December 31, 2014, respectively, of accrued interest receivable.
For years ended December 31, 2015, 2014 and 2013, Webster charged off $11.8 million, $13.5 million, and $24.4 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2015		2014		2013
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	27	$4,909	27	$3,547	27	$5,219
Adjusted Interest rates	3	573	3	448	8	2,759
Combination Rate and Maturity	26	5,315	22	4,220	45	8,264
Other (2)	30	4,366	55	11,791	44	9,497
Consumer:
Extended Maturity	12	1,012	19	944	24	1,159
Adjusted Interest rates	—	—	1	51	4	154
Combination Rate and Maturity	12	945	6	411	14	1,504
Other (2)	68	3,646	90	4,931	100	4,247
Commercial:
Extended Maturity	3	254	7	422	3	7,525
Adjusted Interest rates	1	24	1	25	—	—
Combination Rate and Maturity	7	5,361	22	1,212	22	1,083
Other (2)	20	22,048	6	7,431	4	4,603
Commercial real estate:
Extended Maturity	1	315	—	—	3	226
Combination Rate and Maturity	1	42	2	11,106	6	15,520
Other (2)	1	405	—	—	1	68
Equipment Financing
Extended Maturity	—	—	1	492	—	—
Total	212	$49,215	262	$47,031	305	$61,828
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

The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	1	$55	7	$1,494	9	$1,201
Consumer	1	3	2	24	4	339
Commercial	—	—	—	—	1	47
Commercial real estate	—	—	—	—	—	—
Total	2	$58	9	$1,518	14	$1,587
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2015	2014
(1) - (6) Pass	$12,970	$40,734
(7) Special Mention	2,999	8,275
(8) Substandard	72,132	77,211
(9) Doubtful	1,717	343
Total	$89,818	$126,563
Note 5: Transfers of Financial Assets and Mortgage Servicing Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securities. The gain or loss on residential mortgage loans sold is included as mortgage banking activities in the accompanying Consolidated Statements of Income.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company's mortgage banking activities. The reserve reflects management’s monthly evaluation of the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer may also impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2015	2014	2013
Beginning balance	$1,059	$2,254	$2,617
Provision (benefit)	133	(493)	1,209
Loss on repurchased loans and settlements	—	(702)	(1,572)
Ending balance	$1,192	$1,059	$2,254

The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2015 (1)	2014	2013
Residential mortgage loans:
Proceeds from the sale of loans held for sale	$452,590	$287,132	$773,887
Net gain on sale	7,795	4,070	16,359
Loans sold with servicing rights retained	416,277	264,292	690,300
Commercial loans:
Proceeds from the sale of loans held for sale	729	—	12,771
Net gain (loss) on sale	145	—	(229)
(1) Additionally, certain consumer loans not originated for sale were sold at cost for cash proceeds of $32.9 million.
Mortgage Servicing Assets
The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion and $2.4 billion at December 31, 2015 and 2014, respectively. The resulting mortgage servicing assets of $20.7 million and $19.4 million at December 31, 2015 and 2014, respectively, are carried at the lower of cost or fair value and are included as a component of other assets in the accompanying Consolidated Balance Sheets. Changes in fair value are included as a component of other non-interest income in the accompanying Consolidated Statements of Income.
The following table presents the changes in fair value for those mortgage servicing assets:

	Years ended December 31,
(In thousands)	2015	2014
Beginning balance	$28,690	$29,150
Originations of servicing assets	8,027	4,581
Changes in fair value:
Due to payoffs/paydowns	(2,741)	(2,577)
Due to market changes	(408)	(2,464)
Ending balance	$33,568	$28,690
See Note 16: Fair Value Measurements for a further discussion on the fair value of mortgage servicing assets.
Loan servicing fees, net of mortgage servicing rights amortization, were $1.5 million, $1.5 million, and $3.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively, and are included as a component of loan related fees in the accompanying Consolidated Statements of Income.

Note 6: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2015	2014
Land	$12,899	$12,987
Buildings and improvements	94,686	95,843
Leasehold improvements	79,917	78,029
Fixtures and equipment	73,686	73,180
Data processing and software	195,308	175,887
Total premises and equipment	456,496	435,926
Less: Accumulated depreciation and amortization	(327,070)	(313,993)
Premises and equipment, net	$129,426	$121,933
Depreciation and amortization of premises and equipment was $28.4 million, $27.9 million, and $31.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2015	2014
Beginning balance	$759	$1,567
Additions	144	1,061
Write-downs	—	(432)
Sales	(266)	(1,437)
Ending balance	$637	$759

Note 7: Goodwill and Other Intangible Assets
The following table presents the carrying value for goodwill allocated by reportable segment:

(In thousands)	Community Banking	HSA Bank	Total Goodwill
Balance at January 1, 2015	$516,560	$13,327	$529,887
Goodwill acquired	—	8,486	8,486
Balance at December 31, 2015	$516,560	$21,813	$538,373
The goodwill arising from the HSA Bank acquisition is attributable primarily to expected synergies of the business combination. The full amount of goodwill recorded in the current period is expected to be deductible for income tax purposes.
The gross carrying amount and accumulated amortization of core deposit intangibles ("CDI") and customer relationships included in the reportable segments are as follows:

	At December 31,
	2015			2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking, CDI	$49,420	$(48,277)	$1,143	$49,420	$(46,754)	$2,666
HSA Bank:
CDI	22,000	(3,269)	18,731	—	—	—
Customer relationships	21,000	(1,548)	19,452	—	—	—
Total HSA Bank	43,000	(4,817)	38,183	—	—	—
Total other intangible assets	$92,420	$(53,094)	$39,326	$49,420	$(46,754)	$2,666
The intangibles arising from the HSA Bank acquisition were recorded at fair value, including CDI assets with an estimated useful life of 9 years and customer relationship intangible assets with an estimated useful life of 13 years.
As of December 31, 2015, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
2016	$5,652
2017	4,062
2018	3,847
2019	3,847
2020	3,847
Thereafter	18,071

Note 8: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$98,442	$90,542	$62,042
State and local	11,047	6,585	3,572
Total current	109,489	97,127	65,614
Deferred:
Federal	(7,279)	(3,784)	10,760
State and local	(8,234)	(1,370)	739
Total deferred	(15,513)	(5,154)	11,499

Total federal	91,163	86,758	72,802
Total state and local	2,813	5,215	4,311
Income tax expense	$93,976	$91,973	$77,113
The Company's income tax expense reflects the benefits of an operating loss carryforward of $3.0 million in 2015, and net tax credits of $2.1 million, $0.3 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 35.0%:

	Years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$105,111	35.0%	$102,095	35.0%	$89,799	35.0%
Reconciliation to reported income tax expense:
State and local income taxes, net of federal benefit	7,613	2.5	3,390	1.2	2,802	1.1
Tax-exempt interest income, net	(7,117)	(2.4)	(7,335)	(2.5)	(8,517)	(3.3)
Decrease in valuation allowance applicable to net state deferred tax assets, net of federal effects	(5,785)	(1.9)	—	—	—	—
Increase in cash surrender value of life insurance	(4,557)	(1.5)	(4,612)	(1.6)	(4,819)	(1.9)
Other, net	(1,289)	(0.4)	(1,565)	(0.6)	(2,152)	(0.8)
Income tax expense and effective tax rate	$93,976	31.3%	$91,973	31.5%	$77,113	30.1%
Refundable income taxes totaling $56.6 million and $56.7 million at December 31, 2015 and 2014, respectively, are reflected in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets, and are largely attributable to federal carryback claims applicable to 2008 and 2009 losses. During 2015, the Internal Revenue Service (“IRS”) completed its examination of Webster and submitted its report to the U.S. congressional Joint Committee on Taxation (“JCT”). The JCT completed its review in late 2015, taking no exception to the conclusions reached by the IRS. The refunds, which include estimated non-contingent accrued interest income of $2.8 million and $1.0 million at December 31, 2015 and 2014, respectively, are anticipated to be received by the Company in early 2016.

The following table reflects the significant components of the deferred tax asset, net (“DTA”):

	At December 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$70,937	$65,288
Net operating loss and credit carry forwards	62,403	64,561
Compensation and employee benefit plans	52,422	47,748
Net losses on derivative instruments	11,734	12,637
Net unrealized loss on securities available for sale	4,138	—
Other	27,862	27,300
Gross deferred tax assets	229,496	217,534
Valuation allowance	(74,918)	(80,722)
Total deferred tax assets, net of valuation allowance	$154,578	$136,812
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$—	$10,288
Equipment-financing leases	23,934	21,930
Deferred income on repurchase of debt	6,376	8,502
Intangible assets	9,165	9,242
Mortgage servicing assets	7,127	7,230
Other	6,398	5,747
Gross deferred tax liabilities	53,000	62,939
Deferred tax asset, net	$101,578	$73,873
The Company's DTA increased by $27.7 million during 2015, reflecting primarily the $15.5 million deferred tax benefit and a $14.3 million benefit allocated directly to shareholders equity. The $15.5 million deferred benefit included a $5.8 million reduction in the beginning-of-year valuation allowance applicable to state and local deferred tax assets. The $14.3 million benefit allocated to shareholders' equity included $13.3 million related to a reduction in valuations of available-for-sale securities during the year.
The $74.9 million valuation allowance at December 31, 2015 consisted of $69.6 million attributable to net state deferred tax assets and $5.3 million to capital losses, deductible only to the extent of capital gains for federal tax purposes. The decrease in the valuation allowance includes: (i) a $1.0 million decrease applicable to capital losses; (ii) the $5.8 million reduction in the beginning-of-year valuation allowance noted above, applicable to a change in the Company’s estimated realizability of state deferred tax assets for which a full valuation allowance had been established at the beginning of the year, including $4.4 million applicable to future years; and (iii) a $1.0 million increase applicable to changes in net state deferred tax assets for which a full valuation allowance had been established at both the beginning and end of the year.
Management believes it is more likely than not that Webster will realize its total deferred tax assets, net of the valuation allowance. Significant positive evidence exists in support of management’s conclusion regarding the realization of Webster's DTA, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2015 and 2014; and projected future reversals of existing taxable temporary differences. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTA will ultimately be realized.
Capital losses approximating $15.4 million at December 31, 2015 are scheduled to expire in varying amounts during tax years 2017 and 2018. A full valuation allowance has been established for the tax effect of these losses, as noted above.
State net operating losses approximating $1.2 billion at December 31, 2015 are scheduled to expire in varying amounts during tax years 2021 through 2032, and credits, totaling $2.2 million at December 31, 2015, have a five-year carryover period, with excess credits subject to expiration annually. A valuation allowance of $58.0 million, net, has been established for those state net operating losses and credits not expected to be utilized, and is included in the valuation allowance attributable to net state deferred tax assets as noted above.
A deferred tax liability of $21.4 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or a liquidation. Webster does not expect any of those events to occur. At December 31, 2015 and 2014 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.

The following table reflects a reconciliation of the beginning and ending balances for unrecognized tax benefits (“UTBs”):

	Years ended December 31,
(In thousands)	2015	2014	2013
Beginning balance	$4,593	$3,109	$3,119
Additions as a result of tax positions taken during the current year	865	956	528
Additions as a result of tax positions taken during prior years	1,254	1,031	442
Reductions as a result of tax positions taken during prior years	(247)	—	(460)
Reductions relating to settlements with taxing authorities	(992)	—	—
Reductions as a result of lapse of statute of limitations	(379)	(503)	(520)
Ending balance	$5,094	$4,593	$3,109
At December 31, 2015, 2014, and 2013, there are $3.3 million, $3.0 million, and $2.0 million, respectively, of UTBs that, if recognized, would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2015, 2014, and 2013, Webster recognized interest and penalties totaling $1.1 million, $0.5 million, and $0.3 million, respectively. At December 31, 2015 and 2014, the Company had accrued interest and penalties related to UTBs of $2.5 million and $1.6 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $2.2 million to $3.4 million by the end of 2016, primarily as a result of potential settlements with state and local taxing authorities concerning tax-base and apportionment determinations.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2009 are either under, or remain open to, examination. For Webster’s principal state tax jurisdictions, returns for years subsequent to the following are either under, or remain open to, examination: Massachusetts and Rhode Island 2010; Connecticut 2011; and New York 2012.

Note 9: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2015	2014
Non-interest-bearing:
Demand	$3,713,063	$3,598,872
Interest-bearing:
Checking	2,369,971	2,155,047
Health savings accounts	3,802,313	1,824,799
Money market	1,933,460	1,908,522
Savings	4,047,817	3,892,778
Time deposits	2,086,154	2,271,587
Total interest-bearing	14,239,715	12,052,733
Total deposits	$17,952,778	$15,651,605

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$910,304	$651,725
Time deposits, included in above balance, that meet or exceed the Federal Deposit Insurance Corporation limit	542,206	533,980
Demand deposit overdrafts reclassified as loan balances	1,356	1,655
The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2015
2016	$1,034,275
2017	253,782
2018	240,921
2019	392,926
2020	164,154
Thereafter	96
Total time deposits	$2,086,154

Note 10: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2015	2014
Securities sold under agreements to repurchase:
Original maturity of one year or less	$334,400	$409,756
Original maturity of greater than one year, non-callable	500,000	550,000
Total securities sold under agreements to repurchase	834,400	959,756
Fed funds purchased	317,000	291,000
Securities sold under agreements to repurchase and other borrowings	$1,151,400	$1,250,756
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
The following table provides information for Federal Home Loan Bank advances maturing:

	At December 31,
	2015		2014
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Within 1 year	$2,025,934	0.55%	$2,275,000	0.23%
After 1 but within 2 years	500	5.66	145,934	1.80
After 2 but within 3 years	200,000	1.36	500	5.66
After 3 but within 4 years	103,026	1.54	200,000	1.36
After 4 but within 5 years	175,000	1.77	78,026	1.95
After 5 years	159,655	1.60	159,934	1.27
	2,664,115	0.79%	2,859,394	0.50%
Unamortized premiums	24		37
Federal Home Loan Bank advances	$2,664,139		$2,859,431
At December 31, 2015, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.7 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $1.2 billion. At December 31, 2014, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.2 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $0.7 billion. In addition, at December 31, 2015 and 2014 Webster Bank had an unused line of credit of approximately $5.0 million. At December 31, 2015 and 2014, Webster Bank was in compliance with FHLB collateral requirements.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2015	2014
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Unamortized discount on senior fixed-rate notes		(964)	(1,083)
Long-term debt		$226,356	$226,237

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.48% at December 31, 2015 and 3.19% at December 31, 2014.

Note 11: Shareholders' Equity
Share activity during the year ended December 31, 2015 is as follows:

	Preferred Stock Series A	Preferred Stock Series E	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2015	28,939	5,060	93,623,090	3,241,555	90,381,535
Restricted share activity	—	—	—	(377,598)	377,598
Stock options exercised	—	—	—	(58,473)	58,473
Common stock repurchased	—	—	—	350,000	(350,000)
Warrant exercise	—	—	28,511	—	28,511
Series A conversion	(28,939)	—	—	(1,065,075)	1,065,075
Balance at December 31, 2015	—	5,060	93,651,601	2,090,409	91,561,192
Common Stock
On December 6, 2012, Webster announced that its Board of Directors had authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in the open market or in privately negotiated transactions, subject to market conditions and other factors. Common stock repurchased during 2015 was acquired at an average cost of $35.90 per common share, which results in a remaining repurchase authority for the common stock repurchase program of $26.7 million at December 31, 2015.
On June 8, 2011, the U.S. Treasury closed an underwritten public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28, expire on November 21, 2018. The Company did not receive any of the proceeds of the warrant offering; however, Webster paid $14.4 million to purchase 2,282,276 warrants at auction, which were subsequently canceled. The Company purchased 1,210 warrants from the open market, while 58,365 warrants were exercised in cashless exchanges, during 2015 leaving 63,344 warrants outstanding and exercisable at December 31, 2015.
On June 1, 2015, Webster exercised its right, as specified in the Prospectus Supplement, for conversion of all the outstanding shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock") for Webster common stock, issued from treasury stock held. Each share of Series A Preferred Stock received 36.8046 shares of Webster common stock, reflecting an approximate conversion price of $27.17 per share based on the initial issuance price of $1,000 per share of Series A Preferred Stock, and cash in lieu of any fractional share of common stock.
Preferred Stock
On December 4, 2012, Webster closed on a public offering of 5,060,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the "Series E Preferred Stock"). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 6.40% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series E Preferred Stock are not cumulative and are not mandatory. If for any reason the Board of Directors or a duly authorized Committee of the Board does not declare a dividend on the Series E Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods. The terms of the Series E Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.
The Company may redeem the Series E Preferred Stock, at its option in whole or in part, on December 15, 2017, or any dividend payment date thereafter, or in whole but not in part upon a "regulatory capital treatment event" as defined in the Prospectus Supplement, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock does not have any voting rights except with respect to authorizing or increasing the authorized amount of senior stock, certain changes to the terms of the Series E Preferred Stock, or in the case of certain dividend nonpayments.

Note 12: Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the changes in accumulated other comprehensive loss, net of tax by component:

(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2012	$42,741	$(27,902)	$(47,105)	$(32,266)
Other comprehensive (loss) income before reclassifications	(49,572)	3,744	17,298	(28,530)
Amounts reclassified from accumulated other comprehensive income (loss)	4,214	5,952	2,081	12,247
Net current-period other comprehensive (loss) income, net of tax	(45,358)	9,696	19,379	(16,283)
Balance at December 31, 2013	(2,617)	(18,206)	(27,726)	(48,549)
Other comprehensive income (loss) before reclassifications	21,811	(12,506)	(19,496)	(10,191)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,773)	5,182	70	2,479
Net current-period other comprehensive income (loss), net of tax	19,038	(7,324)	(19,426)	(7,712)
Balance at December 31, 2014	16,421	(25,530)	(47,152)	(56,261)
Other comprehensive (loss) income before reclassifications	(22,512)	(3,136)	(3,395)	(29,043)
Amounts reclassified from accumulated other comprehensive income (loss)	(316)	5,686	1,828	7,198
Net current-period other comprehensive (loss) income, net of tax	(22,828)	2,550	(1,567)	(21,845)
Balance at December 31, 2015	$(6,407)	$(22,980)	$(48,719)	$(78,106)
The following table provides information for the items reclassified from accumulated other comprehensive loss, net of tax:

	Years ended December 31,
Accumulated Other Comprehensive Loss Components	2015	2014	2013	Associated Line Item in the Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains (losses) on investments	$609	$5,499	$712	Gain on sale of investment securities, net
Unrealized gains (losses) on investments	(110)	(1,145)	(7,277)	Impairment loss recognized in earnings
Tax (expense) benefit	(183)	(1,581)	2,351	Income tax expense
Net of tax	$316	$2,773	$(4,214)
Derivative instruments:
Cash flow hedges	$(8,965)	$(8,100)	$(9,272)	Total interest expense
Tax benefit	3,279	2,918	3,320	Income tax expense
Net of tax	$(5,686)	$(5,182)	$(5,952)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(2,809)	$(37)	$(3,169)	Compensation and benefits
Prior service costs	(73)	(73)	(73)	Compensation and benefits
Tax benefit	1,054	40	1,161	Income tax expense
Net of tax	$(1,828)	$(70)	$(2,081)

The following tables summarize the items and related tax effects for each component of other comprehensive loss, net of tax:

	Year ended December 31, 2015
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(35,701)	$13,166	$(22,535)
Reclassification for net gain included in net income	(609)	223	(386)
Net non-credit other than temporary impairment	110	(40)	70
Amortization of unrealized loss on securities transferred to held-to-maturity	37	(14)	23
Total available-for-sale and transferred securities	(36,163)	13,335	(22,828)
Derivative instruments:
Net unrealized loss during the period	(4,945)	1,809	(3,136)
Reclassification adjustment for net loss included in net income	8,965	(3,279)	5,686
Total derivative instruments	4,020	(1,470)	2,550
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(5,367)	1,972	(3,395)
Reclassification adjustment for amortization of net loss included in net income	2,809	(1,027)	1,782
Reclassification adjustment for prior service cost included in net income	73	(27)	46
Total defined benefit pension and postretirement benefit plans	(2,485)	918	(1,567)
Other comprehensive loss	$(34,628)	$12,783	$(21,845)
	Year ended December 31, 2014
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized gain during the period	$34,242	$(12,469)	$21,773
Reclassification for net gain included in net income	(5,499)	1,999	(3,500)
Net non-credit other than temporary impairment	1,145	(418)	727
Amortization of unrealized loss on securities transferred to held-to-maturity	60	(22)	38
Total available-for-sale and transferred securities	29,948	(10,910)	19,038
Derivative instruments:
Net unrealized loss during the period	(19,589)	7,083	(12,506)
Reclassification adjustment for net loss included in net income	8,100	(2,918)	5,182
Total derivative instruments	(11,489)	4,165	(7,324)
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(30,683)	11,187	(19,496)
Reclassification adjustment for amortization of net loss included in net income	37	(14)	23
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	(30,573)	11,147	(19,426)
Other comprehensive loss	$(12,114)	$4,402	$(7,712)
	Year ended December 31, 2013
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(77,524)	$27,762	$(49,762)
Reclassification for net gain included in net income	(712)	255	(457)
Net non-credit other than temporary impairment	7,277	(2,606)	4,671
Amortization of unrealized loss on securities transferred to held-to-maturity	296	(106)	190
Total available-for-sale and transferred securities	(70,663)	25,305	(45,358)
Derivative instruments:
Net unrealized gain during the period	5,826	(2,082)	3,744
Reclassification adjustment for net loss included in net income	9,272	(3,320)	5,952
Total derivative instruments	15,098	(5,402)	9,696
Defined benefit pension and other postretirement benefit plans:
Current year actuarial gain	26,949	(9,651)	17,298
Reclassification adjustment for amortization of net loss included in net income	3,169	(1,135)	2,034
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	30,191	(10,812)	19,379
Other comprehensive loss	$(25,374)	$9,091	$(16,283)

Note 13: Regulatory Matters
Capital Requirements
Webster is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.
Basel III rules enhanced the comprehensive methodology for calculating risk-weighted assets which vary by asset class previously established under Basel I rules. Under Basel III, total risk-based capital is comprised of three categories: Common Equity Tier 1 capital ("CET1 capital"); additional Tier 1 capital; and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax losses. Webster's common shareholders' equity, for purposes of CET1, excludes accumulated other comprehensive components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital. Basel III became effective on January 1, 2015 for non-advanced approach banks as defined, and all prior period data is based on Basel I rules.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

	Actual (1)		Capital Requirements (1)
			Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015
Webster Financial Corporation
Common equity tier 1 risk-based capital	$1,825,717	10.7%	$766,928	4.5%	$1,107,785	6.5%
Total risk-based capital	2,201,928	12.9	1,363,427	8.0	1,704,284	10.0
Tier 1 risk-based capital	1,966,829	11.5	1,022,570	6.0	1,363,427	8.0
Tier 1 leverage capital	1,966,829	8.2	954,403	4.0	1,193,004	5.0
Webster Bank, N.A.
Common equity tier 1 risk-based capital	$1,870,852	11.0%	$765,232	4.5%	$1,105,335	6.5%
Total risk-based capital	2,047,961	12.0	1,360,412	8.0	1,700,515	10.0
Tier 1 risk-based capital	1,870,852	11.0	1,020,309	6.0	1,360,412	8.0
Tier 1 leverage capital	1,870,852	7.9	953,371	4.0	1,191,714	5.0
At December 31, 2014
Webster Financial Corporation
Total risk-based capital	$2,096,772	14.1%	$1,192,651	8.0%	$1,490,814	10.0%
Tier 1 risk-based capital	1,931,276	13.0	596,326	4.0	894,488	6.0
Tier 1 leverage capital	1,931,276	9.0	859,241	4.0	1,074,051	5.0
Webster Bank, N.A.
Total risk-based capital	$1,939,229	13.0%	$1,190,242	8.0%	$1,487,803	10.0%
Tier 1 risk-based capital	1,774,814	11.9	595,121	4.0	892,682	6.0
Tier 1 leverage capital	1,774,814	8.3	858,197	4.0	1,072,746	5.0
(1) Calculated under the Basel III capital standard at December 31, 2015 and under the Basel I capital standard at December 31, 2014.
Dividend Restrictions
In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $110 million and $100 million during the years ended December 31, 2015 and 2014, respectively.
Cash Restrictions
Webster Bank is required by FRB regulations to hold cash reserve balances on hand or with the Federal Reserve Banks. Pursuant to this requirement, the Bank held $109.4 million and $38.3 million at December 31, 2015 and 2014, respectively.

Note 14: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2015	2014	2013
Earnings for basic and diluted earnings per common share:
Net income	$206,340	$199,726	$179,456
Less: Preferred stock dividends	8,711	10,556	10,803
Net income available to common shareholders	197,629	189,170	168,653
Less: Earnings applicable to participating securities	660	674	617
Earnings applicable to common shareholders	$196,969	$188,496	$168,036
Shares:
Weighted-average common shares outstanding - basic	90,968	89,899	88,713
Effect of dilutive securities:
Stock options and restricted stock	524	466	436
Warrants - US Treasury	41	255	190
Warrants - Warburg	—	—	922
Weighted-average common shares outstanding - diluted	91,533	90,620	90,261
Earnings per common share:
Basic	$2.17	$2.10	$1.90
Diluted	2.15	2.08	1.86
Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Years ended December 31,
(In thousands)	2015	2014	2013
Stock options (shares with exercise price greater than market price)	213	587	850
Restricted stock (due to performance conditions on non-participating shares)	92	171	201
Basic weighted-average common shares outstanding includes the effect of conversion of the Series A Preferred Stock which occurred on June 1, 2015. Prior to that, the Series A Preferred Stock was considered to be anti-dilutive. Refer to Note 11: Shareholders' Equity and Note 18: Share-Based Plans for further information relating to potential common shares excluded from the effect of dilutive securities.

Note 15: Derivative Financial Instruments
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
The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded as accumulated other comprehensive loss ("AOCL") and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015, 2014, and 2013, the Company recorded no ineffectiveness, or immaterial amounts of ineffectiveness, in earnings attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at December 31, 2015 and December 31, 2014. As a result, there was no impact on interest expense related to fair value hedges during the year ended December 31, 2015, while there was a reduction to interest expense of $1.1 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively, related to previous fair value hedges.
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
Other derivatives include foreign currency forward contracts related to lending arrangements and a VISA equity swap transaction, neither of which are designated for hedge accounting.

Derivative Positions
The notional amounts of derivative instruments are shown in the table below:

	At December 31,
(In thousands)	2015	2014
Interest rate derivatives	$5,366,372	$10,237,325
RPA-In	92,985	55,626
RPA-Out	41,798	34,822
Other	12,858	60
Total notional amount of derivative instruments	$5,514,013	$10,327,833
The table below presents the fair value for derivative instruments as classified in the accompanying Consolidated Balance Sheets:

	At December 31,
	2015		2014
(In thousands)	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,507	$1,359	$4,481	$4,598

Derivatives not designated as hedging instruments:
Interest rate derivatives	58,304	38,619	48,209	31,915
RPA-In	—	245	—	258
RPA-Out	153	—	182	—
Other	183	75	—	7
Total derivatives not designated as hedging instruments	$58,640	$38,939	$48,391	$32,180
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows:

	Years ended December 31,
(In thousands)	2015	2014	2013
Interest rate derivatives	$4,361	$4,482	$3,244
RPA	(33)	51	—
Other	(63)	(253)	(120)
Total impact on non-interest income	$4,265	$4,280	$3,124
Information about the valuation methods used to measure fair value is provided in Note 16: Fair Value Measurements.
Amounts Recorded in AOCL Related to Cash Flow Hedges
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.7 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations as OCI. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At December 31, 2015, the remaining unamortized loss on the termination of cash flow hedges is $29.0 million. Over the next twelve months, the Company estimates that $7.7 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 12: Accumulated Other Comprehensive Loss, Net of Tax.
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a master netting agreement. Hedge accounting positions are recorded on a gross basis in other assets for a gain position and in other liabilities for a loss position, while non-hedge accounting net positions are recorded in other assets for a net gain position or in other liabilities for a net loss position, in the accompanying Consolidated Balance Sheets.

The tables below present the financial assets and liabilities for non-customer derivative positions, including futures contracts, summarized by dealer counterparty, or Webster's designated derivative clearing organization ("DCO"):

	At December 31, 2015
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		Liability, net	Cash Collateral Posted	Net Exposure (1)
(In thousands)		Gain	Loss	Gain	Loss
Dealer A	$391,745	$248	$(1,359)	$504	$(3,439)	$(4,046)	$3,800	$—
Dealer B	274,353	752	—	348	(4,104)	(3,004)	3,020	16
Dealer C	5,775	—	—	—	(433)	(433)	—	—
Dealer D	387,550	377	—	125	(2,048)	(1,546)	1,300	—
Dealer E	421,545	1,130	—	138	(1,912)	(644)	470	—
DCO	1,352,206	—	—	1,140	(28,366)	(27,226)	42,975	15,749
Total	$2,833,174	$2,507	$(1,359)	$2,255	$(40,302)	$(36,899)	$51,565

	At December 31, 2014
	Notional Amount	Hedge Accounting Positions		Non-Hedge Accounting Positions		(Liability)/ Asset, net	Cash Collateral Posted (Received)	Net Exposure (1)
(In thousands)		Gain	Loss	Gain	Loss
Dealer A	$427,430	$—	$(739)	$1,861	$(6,576)	$(5,454)	$5,300	$—
Dealer B	319,663	1,494	—	978	(6,420)	(3,948)	3,610	—
Dealer C	11,538	—	—	—	(834)	(834)	—	—
Dealer D	303,663	747	—	1,147	(1,627)	267	(400)	—
Dealer E	424,401	2,240	—	867	(1,698)	1,409	(1,420)	—
DCO	6,631,936	—	(3,858)	555	(17,629)	(20,932)	39,037	18,105
Total	$8,118,631	$4,481	$(4,597)	$5,408	$(34,784)	$(29,492)	$46,127
(1) Net positive exposure represents over-collateralized loss positions which can result from DCO initial margin requirements posted in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $51.6 million in net margin collateral posted with financial counterparties at December 31, 2015, all of which is comprised of margin collateral posted to financial counterparties or DCO. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $58.3 million at December 31, 2015. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $19.8 million at December 31, 2015. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

Mortgage Banking Derivatives
Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At December 31, 2015, outstanding rate locks totaled approximately $62.5 million and the outstanding commitments to sell residential mortgage loans totaled approximately $84.4 million. Forward sales, which include mandatory forward commitments of approximately $82.0 million at December 31, 2015, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is; however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Consolidated Statements of Income. The fair value of interest rate locked loan and forward sales commitments totaled gains of $819 thousand and $18 thousand, at December 31, 2015 and 2014, respectively, and are recorded as a component of other assets in the accompanying Consolidated Balance Sheets.
Note 16: Fair Value Measurements
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
If quoted market prices are not available, the Company classifies securities within Level 2 of the valuation hierarchy, and employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include agency CMO, agency MBS, agency CMBS, non-agency CMBS, CLO, single-issuer trust preferred securities, and corporate debt securities.

Derivative Instruments. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and classified within Level 1 of the fair value hierarchy. Derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustment related to credit risk is required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Mortgage Banking Derivatives. Mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which the Company agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and therefore, classified within Level 2 of the fair value hierarchy.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Consolidated Statements of Income. The cost basis of the investments held in Rabbi Trust is $3.9 million as of December 31, 2015.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $6.8 million in unfunded commitments remaining for its alternative investments as of December 31, 2015. See the Investment Securities Portfolio section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Contingent Consideration. The contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid for account attrition that occurs during the eighteen-month period beginning on the acquisition date. The valuation is reliant upon a pricing model and techniques that require significant management judgment or estimation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy. The key assumptions considered in the valuation model are a 2.5% annual growth rate in deposits, a 13.0% annual account attrition rate plus approximately 6.0% of shock attrition in 2015, a 16.5% discount rate, and a premium on deposits of 4.5%. Subsequent to acquisition closing, the fair value will adjusted for any changes primarily in attrition milestones.
Contingent Liability. The liability valuation is based upon unobservable inputs. Therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$924	$924	$—	$—
Agency CMO	548,754	—	548,754	—
Agency MBS	1,065,109	—	1,065,109	—
Agency CMBS	215,350	—	215,350	—
Non-agency CMBS	579,266	—	579,266	—
CLO	429,159	—	429,159	—
Single issuer trust preferred securities	37,170	—	37,170	—
Corporate debt	106,321	—	106,321	—
Equity securities	2,578	2,578	—	—
Total available-for-sale investment securities	2,984,631	3,502	2,981,129	—
Derivative instruments	61,147	183	60,964	—
Mortgage banking derivatives	819	—	819	—
Investments held in Rabbi Trust	5,372	5,372	—	—
Alternative investments	3,471	—	—	3,471
Contingent Consideration	5,331	—	—	5,331
Total financial assets held at fair value	$3,060,771	$9,057	$3,042,912	$8,802
Financial liabilities held at fair value:
Derivative instruments	$40,298	$66	$40,232	$—
Contingent Liability	6,000	—	—	6,000
Total financial liabilities held at fair value	$46,298	$66	$40,232	$6,000

	At December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value:
Available-for-sale investment securities:
U.S. Treasury Bills	$525	$525	$—	$—
Agency CMO	550,988	—	550,988	—
Agency MBS	1,028,518	—	1,028,518	—
Agency CMBS	80,266	—	80,266	—
Non-agency CMBS	553,393	—	553,393	—
CLO	425,734	—	425,734	—
Single issuer trust preferred securities	38,245	—	38,245	—
Corporate debt	110,301	—	110,301	—
Equity securities	5,903	5,903	—	—
Total available-for-sale investment securities	2,793,873	6,428	2,787,445	—
Derivative instruments	52,872	—	52,872	—
Mortgage banking derivatives	18	—	18	—
Investments held in Rabbi Trust	5,901	5,901	—	—
Alternative investments	475	—	—	475
Total financial assets held at fair value	$2,853,139	$12,329	$2,840,335	$475
Financial liabilities held at fair value:
Derivative instruments	$36,777	$293	$36,484	$—
Contingent Liability	—	—	—	—
Total financial liabilities held at fair value	$36,777	$293	$36,484	$—

The following table presents the changes in Level 3 assets that are measured at fair value on a recurring basis:

	Financial Assets
(In thousands)	Alternative Investments	Contingent Consideration	Total	Contingent Liability
Balance at January 1, 2015	$475	$—	$475	$—
Acquisition	—	5,000	5,000	6,000
Unrealized (loss) gain included in net income	(170)	331	161	—
Purchases/capital funding	3,219	—	3,219	—
Distributions	(53)	—	(53)	—
Balance at December 31, 2015	$3,471	$5,331	$8,802	$6,000
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis, that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
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
Other Real Estate Owned (OREO) and Repossessed Assets. The total book value of OREO and repossessed assets was $5.0 million at December 31, 2015. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value, as such, OREO and repossessed assets are classified as Level 3 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors, as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans and leases	$19,644	Real Estate Appraisals	Discount for appraisal type	4% - 15%
			Discount for costs to sell	0% - 8%
Other real estate owned	$652	Real Estate Appraisals	Discount for appraisal type	0% - 20%
			Discount for costs to sell	8%
Mortgage servicing assets	$33,568	Discounted cash flow	Constant prepayment rate	7.4% - 32.4%
			Discount rates	1.4% - 3.4%

Fair Value of Financial Instruments
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash, Due from Banks, and Interest-bearing Deposits. The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short time frame to maturity and, as such, these assets do not present unanticipated credit concerns. Cash, due from banks, and interest-bearing deposits are classified within Level 1 of the fair value hierarchy.
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

The estimated fair values of selected financial instruments are as follows:

	At December 31,
	2015		2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$3,923,052	$3,961,534	$3,872,955	$3,948,706
Loans held for sale	37,091	37,457	67,952	68,705
Level 3
Loans and leases, net	15,496,745	15,453,892	13,740,761	13,775,850
Mortgage servicing assets (1)	20,698	33,568	19,379	28,690
Alternative investments	12,900	14,294	16,524	18,046
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$15,866,624	$15,866,624	$13,380,018	$13,380,018
Time deposits	2,086,154	2,095,357	2,271,587	2,288,760
Securities sold under agreements to repurchase and other borrowings	1,151,400	1,163,974	1,250,756	1,271,596
Federal Home Loan Bank advances (2)	2,664,139	2,647,872	2,859,431	2,872,515
Long-term debt (3)	226,356	218,143	226,237	227,751
The following adjustments to the carrying amount are not included in the fair value:

(1)	Mortgage servicing assets is net of reserves of $32 thousand at December 31, 2015 and $23 thousand at December 31, 2014.

(2)	FHLB advances is net of unamortized premiums of $24 thousand at December 31, 2015 and $37 thousand at December 31, 2014.

(3)	Long-term debt is net of unamortized discounts of $1.0 million at December 31, 2015 and $1.1 million at December 31, 2014.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Note 17: Retirement Benefit Plans
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits were based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The supplemental defined benefit retirement plan provides eligible participants with additional pension benefits. Webster also provides postretirement healthcare benefits to certain retired employees.
The Webster Bank Pension Plan and the supplemental defined benefit retirement plan were frozen as of December 31, 2007. No additional benefits have been accrued since that time. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional qualified or supplemental retirement income after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuaries.
There were $241 thousand and $143 thousand in Company contributions to the supplemental defined benefit retirement plan for the years ended December 31, 2015 and 2014, respectively.
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

The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefit plans at December 31:

	Webster Pension		Webster SERP		Other Benefits
(In thousands)	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Beginning balance	$210,548	$171,189	$10,041	$8,675	$4,133	$3,821
Service cost	45	40	—	—	—	—
Interest cost	8,008	8,068	345	364	123	139
Actuarial (gain) loss	(8,588)	38,472	373	1,145	(178)	470
Benefits paid and administrative expenses	(6,368)	(7,221)	(241)	(143)	(225)	(297)
Ending balance	203,645	210,548	10,518	10,041	3,853	4,133
Change in plan assets:
Beginning balance	172,976	162,182	—	—	—	—
Actual return on plan assets	(5,239)	18,015	—	—	—	—
Employer contributions	—	—	241	143	225	297
Benefits paid and administrative expenses	(6,368)	(7,221)	(241)	(143)	(225)	(297)
Ending balance	161,369	172,976	—	—	—	—
Funded status of the plan at year end	$(42,276)	$(37,572)	$(10,518)	$(10,041)	$(3,853)	$(4,133)
The accumulated benefit obligation for the pension plans and the postretirement benefit plan was $218.0 million and $224.7 million at the years ended December 31, 2015 and 2014, respectively. An asset is recognized for an overfunded plan, and a liability is recognized for an underfunded plan.
Amounts recognized in the statement of financial position consist of the following:

	2015			2014
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Accrued expenses and other liabilities	$(42,276)	$(10,518)	$(3,853)	$(37,572)	$(10,041)	$(4,133)
Webster expects that $7.2 million in net actuarial loss and $14 thousand in prior service cost will be recognized as components of net periodic benefit cost in 2016. The components of accumulated other comprehensive loss related to pensions and other postretirement benefits at December 31, 2015 and 2014 are summarized below:

	2015			2014
(In thousands)	Webster Pension	Webster SERP	Other Benefits	Webster Pension	Webster SERP	Other Benefits
Net actuarial loss	$73,238	$2,412	$591	$70,437	$2,430	$816
Prior service cost	—	—	14	—	—	87
Total pre-tax amounts included in accumulated other comprehensive loss	$73,238	$2,412	$605	$70,437	$2,430	$903
Deferred tax benefit	26,447	871	218	25,415	877	326
Amounts included in accumulated other comprehensive loss, net of tax	$46,791	$1,541	$387	$45,022	$1,553	$577
Expected future benefit payments for the pension plans and other postretirement benefit plans are presented below:

(In thousands)	Webster Pension	Webster SERP	Other Benefits
2016	$7,034	$4,015	$391
2017	7,785	928	388
2018	8,425	801	380
2019	8,728	5,597	367
2020	9,050	142	349
2021-2025	52,144	679	1,441

The components of the net periodic benefit cost (benefit) for the Company’s defined benefit pension plans were as follows:

	Years ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
(In thousands)	Webster Pension			Webster SERP			Other Postretirement Benefits
Service cost	$45	$40	$40	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	8,008	8,068	7,365	345	364	289	123	139	109
Expected return on plan assets	(11,873)	(11,495)	(11,114)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	73	73	73
Recognized net loss	5,724	2,781	6,355	390	135	125	47	5	—
Net periodic benefit cost (benefit)	$1,904	$(606)	$2,646	$735	$499	$414	$243	$217	$182
Changes in funded status related to the Company’s defined benefit pension plans recognized as a component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income were as follows:

	Years ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
(In thousands)	Webster Pension			Webster SERP			Other Postretirement Benefits
Net loss (gain)	$8,525	$31,951	$(23,238)	$372	$1,145	$(160)	$(178)	$470	$(239)
Amounts reclassified from accumulated other comprehensive income	(5,724)	(2,781)	(6,355)	(390)	(134)	(125)	(47)	(5)	—
Amortization of prior service cost	—	—	—	—	—	—	(73)	(73)	(73)
Total loss (gain) recognized in other comprehensive income (loss)	$2,801	$29,170	$(29,593)	$(18)	$1,011	$(285)	$(298)	$392	$(312)
Fair Value Measurements
The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:
Registered investment companies. Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the plan at year end. Money market funds are shown at cost, which approximates fair value. The exchange traded fund is benchmarked against the S&P 500 Index.
Common collective trust. The net asset value ("NAV"), as provided by the trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Plan transactions (purchases and sales) may occur daily. Were the Plan to initiate a full redemption of the collective trust, the investment adviser reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner. The common collective trust funds performance are benchmarked against the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index.
Investment contract with insurance company. These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of insurance company investment contracts are classified as Level 3 investments.

A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2015				2014
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Registered investment companies:
Exchange traded funds	$28,329	$28,329	$—	$—	$28,287	$28,287	$—	$—
Cash and cash equivalents	295	295	—	—	871	871	—	—
Common collective funds:
Fixed Income funds	80,783	—	80,783	—	94,928	—	94,928	—
Equity Funds	51,028	—	51,028	—	47,813	—	47,813	—
Insurance company investment contract	934	—	—	934	1,077	—	—	1,077
Total	$161,369	$28,624	$131,811	$934	$172,976	$29,158	$142,741	$1,077
The following table sets forth a summary of changes in the fair value of Level 3 assets of the pension plan:

	Years ended December 31,
(In thousands)	2015	2014
Beginning balance	$1,077	$1,196
Unrealized gains relating to instruments still held at the reporting date	(28)	(2)
Benefit payments, administrative expenses, and interest income, net	(115)	(117)
Ending balance	$934	$1,077

The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of plan assets
	2016	2015	2014
Fixed income investments	50%	51%	56%
Equity investments	50	49	44
Total	100%	100%	100%
The Retirement Plan Committee (the “Committee”) is a fiduciary under ERISA and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Committee in this function, it engages the services of investment managers and advisor's who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The investment policy guidelines and objectives is reviewed at a minimum annually by the Committee.
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
The pension plan investment strategy is designed to maintain a diversified portfolio, with a target average long-term rate of 7.00%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly, and the portfolio is rebalanced as needed.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Webster Pension		Webster SERP		Other Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.20%	3.85%	3.75%	3.50%	3.35%	3.15%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Webster Pension			Webster SERP			Other Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.85%	4.80%	3.90%	3.50%	4.25%	3.40%	3.15%	3.75%	2.85%
Expected long-term return on assets	7.00%	7.25%	7.50%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.0%	8.0%	8.0%
The assumed healthcare cost-trend rate is 8.0% for 2015 and 2016, declining 1.0% each year thereafter until 2019 when the rate will be 5.0%. An increase of 1.0% in the assumed healthcare cost-trend rate for 2015 would have increased the net periodic postretirement benefit cost by $6 thousand and increased the accumulated benefit obligation by $211 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2015 would have decreased the net periodic postretirement benefit cost by $6 thousand and decreased the accumulated benefit obligation by $190 thousand.
Multiple-employer plan
Webster Bank is a sponsor of a multiple-employer pension plan administered by Pentegra (the “Fund”) for the benefit of former employees of a bank acquired by Webster. The Fund does not segregate the assets or liabilities of its participating employers in the ongoing administration of this plan. According to the Fund’s administrators, as of July 1, 2015, the date of the latest actuarial valuation, Webster’s portion of the plan was under-funded by $0.9 million.
The following table sets forth contributions and funding status of the Fund:

(In thousands)	Contributions by Webster Bank period ended December 31,			Funded Status of Plan
EIN/Pension Plan Number	2015	2014	2013	2015	2014
13-5645888/333	$340	$765	$870	At least 80 percent	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer plan, there are no collective bargained contracts affecting the Fund's contribution or benefit provisions. All shortfall amortization basis are being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to the Fund did not exceed more than 5 percent of total Fund contributions for the years ended December 31, 2015, 2014, and 2013.
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
Compensation and benefit expense included $10.9 million, $10.6 million, and $11.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, for employer contributions.

Note 18: Share-Based Plans
Webster maintains stock compensation plans (collectively, the "Plans") under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. The Plans have shareholder approval for up to 10.9 million shares of common stock. At December 31, 2015, there were 1.3 million common shares remaining available for grant, while no stock appreciation rights have been granted.
The following table provides a summary of stock compensation expense, and the related income tax benefit, recognized in the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2015	2014	2013
Stock options	$379	$1,175	$3,902
Restricted stock	10,556	9,048	6,762
Total stock compensation expense	$10,935	$10,223	$10,664

Income tax benefit	$3,903	$3,553	$5,344
The following table provides a summary of unrecognized stock compensation expense:

	At December 31, 2015
(Dollars in thousands)	Unrecognized Compensation Expense	Weighted-Average Period To Be Recognized
Stock options	$43	0.1 years
Restricted stock	$10,937	1.9 years
The following table provides a summary of the activity under the Plans for the year ended December 31, 2015:

	Unvested Restricted Stock Awards						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2015	243,015	$27.03	2,279	$29.34	130,193	$28.61	1,900,144	$24.95
Granted	223,190	34.82	12,531	34.45	138,591	36.15	—	—
Exercised options	—	—	—	—	—	—	(221,320)	18.09
Vested restricted stock awards (1)	(220,866)	28.83	(12,722)	33.53	(153,063)	31.27	—	—
Forfeited	(9,194)	30.27	—	—	—	—	(151,750)	45.36
Balance at December 31, 2015	236,145	$32.58	2,088	$34.45	115,721	$34.14	1,527,074	$23.92

Options exercisable, at December 31, 2015							1,420,758	$23.99
Options expected to vest, at December 31, 2015							105,378	$23.00
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a three year performance period, with share quantity dependent on that performance. Awards granted in 2015 and 2014 vest in a range from zero to150% while previous awards vest in a range from zero to 200% of the target number of shares under the grant. The performance-based shares granted in 2015 vest, 50% based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% upon Webster's average of return on equity for each year during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014, and 2013 was $11.6 million, $9.4 million, and $5.1 million, respectively.
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant and vest over periods ranging from three to four years. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years.
There were no stock options granted for 2015 and 2014. The fair value of each option award for 2013 was $10.96, as estimated on the date of grant using the Black-Scholes Option-Pricing Model using the following weighted-average assumptions: 6.9 years expected term; 1.80% expected dividend yield; 10.00% expected forfeiture rate; 58.97% expected volatility; and a 1.36% risk-free interest rate. The weighted-average remaining contractual term for options expected to vest at December 31, 2015 was 7.2 years.
These assumptions can be highly subjective and therefore, Webster uses historical data within the valuation model. The expected term of options granted is derived from actual option exercise and employee termination tendencies. The expected dividend yield is based on the current annual dividend on a current stock price. The expected forfeiture rate is calculated based on actual forfeiture activity trends. The expected volatility is derived from historical returns of the daily closing stock price over periods of time equal to the duration of the expected term of options granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods that coincide with the contractual life of the option.
Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options at that time. At December 31, 2015, the aggregate intrinsic value of options outstanding, options exercisable, and options expected to vest was $22.5 million, $21.0 million, and $1.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $4.3 million, $1.9 million, and $1.8 million, respectively.
There were 1,388,957 non-qualified stock options and 138,117 incentive stock options outstanding at December 31, 2015.
The following table summarizes information about options outstanding and options exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 5.14 - 20.00	448,941	3.2	$9.67	448,941	3.2	$9.67
$ 20.01 - 30.00	672,339	6.1	23.54	566,023	5.9	23.65
$ 30.01 - 40.00	192,518	2.0	32.03	192,518	2.0	32.03
$ 40.01 - 48.88	213,276	1.0	47.77	213,276	1.0	47.77
	1,527,074	4.0	$23.92	1,420,758	3.8	$23.99

Note 19: Segment Reporting
Beginning in January of 2015, Webster’s operations are divided into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. With the acquisition of a health savings account business in early 2015, the reported revenue of the HSA Bank segment grew in excess of 10% of the combined revenue of all operating segments. As a result, beginning in the first quarter of 2015. we began reporting the HSA Bank and Private Banking segments separately. These segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the core businesses, the products and services provided, the type of customer served, and reflects how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. The 2014 and 2013 segment results have been adjusted for comparability to the 2015 segment presentation.
Webster’s reportable segment results are intended to reflect each segment as if it were a stand-alone business. Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
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

The following tables present the results for Webster’s reportable segments and the Corporate and Reconciling category, which incorporates the allocation of the provision for loan and lease losses and income tax expense:

	Year ended December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$255,845	$354,709	$73,433	$10,240	$(29,602)	$664,625
Provision (benefit) for loan and lease losses	30,160	19,603	—	386	(849)	49,300
Net interest income (loss) after provision for loan and lease losses	225,685	335,106	73,433	9,854	(28,753)	615,325
Non-interest income	37,784	108,604	64,243	9,183	19,731	239,545
Non-interest expense	109,718	330,692	80,662	19,781	13,701	554,554
Income (loss) before income tax expense	153,751	113,018	57,014	(744)	(22,723)	300,316
Income tax expense (benefit)	48,112	35,366	17,841	(233)	(7,110)	93,976
Net income (loss)	$105,639	$77,652	$39,173	$(511)	$(15,613)	$206,340

	Year ended December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$238,186	$354,781	$38,822	$8,877	$(12,225)	$628,441
Provision (benefit) for loan and lease losses	13,088	26,345	—	765	(2,948)	37,250
Net interest income (loss) after provision for loan and lease losses	225,098	328,436	38,822	8,112	(9,277)	591,191
Non-interest income	37,270	103,543	28,553	9,843	22,899	202,108
Non-interest expense	102,374	324,312	40,900	18,691	15,323	501,600
Income (loss) before income tax expense	159,994	107,667	26,475	(736)	(1,701)	291,699
Income tax expense (benefit)	50,446	33,947	8,311	(232)	(499)	91,973
Net income (loss)	$109,548	$73,720	$18,164	$(504)	$(1,202)	$199,726

	Year ended December 31, 2013
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$217,582	$347,395	$32,807	$8,185	$(9,241)	$596,728
Provision (benefit) for loan and lease losses	17,971	19,219	—	397	(4,087)	33,500
Net interest income after provision for loan and lease losses	199,611	328,176	32,807	7,788	(5,154)	563,228
Non-interest income	30,797	116,182	21,963	10,963	11,145	191,050
Non-interest expense	99,801	337,795	29,962	19,783	10,368	497,709
Income before income tax expense	130,607	106,563	24,808	(1,032)	(4,377)	256,569
Income tax expense	39,260	32,029	7,423	(310)	(1,289)	77,113
Net income (loss)	$91,347	$74,534	$17,385	$(722)	$(3,088)	$179,456

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At December 31, 2015	$7,505,513	$8,441,950	$95,815	$493,571	$8,140,971	$24,677,820
At December 31, 2014	6,550,868	8,123,928	26,680	398,893	7,432,803	22,533,172
At December 31, 2013	5,682,129	7,738,597	19,524	346,338	7,066,557	20,853,145

Note 20: Commitments and Contingencies
Lease Commitments
Webster is obligated under various non-cancelable operating leases for properties used as banking and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or are for equipment upgrades. Rental expense under the leases was $21.5 million, $20.5 million, and $20.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income.
Rental income from sub-leases on certain of these properties is netted as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.8 million for the years ended December 31, 2015 and 2014, and $0.9 million for the year ended December 31, 2013.
The following table summarizes future minimum rental payments and receipts under lease agreements, including the greater Boston locations acquired through Citigroup Inc.:

	At December 31, 2015
(In thousands)	Rental Payments	Rental Receipts
2016	$25,218	$690
2017	23,140	422
2018	18,998	248
2019	17,227	147
2020	15,561	89
Thereafter	84,114	84
Total future minimum rental payments and receipts	$184,258	$1,680
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2015	2014
Commitments to extend credit	$4,851,994	$4,376,733
Standby letter of credit	133,294	142,964
Commercial letter of credit	45,742	27,787
Total credit-related financial instruments with off-balance sheet risk	$5,031,030	$4,547,484
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2015	2014	2013
Beginning balance	$5,151	$4,384	$5,662
(Benefit) provision	(3,032)	767	(1,278)
Ending balance	$2,119	$5,151	$4,384
The benefit recorded in 2015 to the reserve for unfunded credit commitments is the result of a change in a key assumption used in calculating expected incremental utilization of credit. The updated assumption is based on a more detailed analysis of customer behavior and performance in the months prior to a charge-off, rather than a general overall utilization rate, which should result in a better estimate of potential loss on credit-related financial instruments.
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that at December 31, 2015 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 21: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2015	2014
Assets:
Cash and due from banks	$279,644	$272,492
Securities available for sale, at fair value	2,578	5,902
Investment in subsidiaries	2,347,068	2,249,910
Due to subsidiaries	(48)	(165)
Alternative investments	6,795	10,046
Other assets	16,359	14,356
Total assets	$2,652,396	$2,552,541
Liabilities and shareholders’ equity:
Senior notes	$149,036	$148,917
Junior subordinated debt	77,320	77,320
Accrued interest payable	2,591	2,582
Other liabilities	7,878	907
Total liabilities	236,825	229,726
Shareholders’ equity	2,415,571	2,322,815
Total liabilities and shareholders’ equity	$2,652,396	$2,552,541

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2015	2014	2013
Operating Income:
Dividend income from bank subsidiary	$110,000	$100,000	$90,000
Interest on securities and interest-bearing deposits	546	613	1,025
Gain on sale of investment securities, net	—	1,185	1,273
Alternative investments income (loss)	2,274	804	(392)
Other non-interest income	152	151	152
Total operating income	112,972	102,753	92,058
Operating Expense:
Interest expense on borrowings	9,665	10,041	7,273
Compensation and benefits	10,965	10,290	10,787
Other non-interest expense	6,005	4,562	5,966
Total operating expense	26,635	24,893	24,026
Income before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	86,337	77,860	68,032
Income tax benefit	2,929	8,798	9,742
Equity in undistributed earnings of subsidiaries and associated companies	117,074	113,068	101,682
Net income	$206,340	$199,726	$179,456

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2015	2014	2013
Net income	$206,340	$199,726	$179,456
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on available for sale securities	(2,109)	725	(616)
Net unrealized gains (losses) on derivative instruments	1,223	(2,932)	1,152
Other comprehensive loss of subsidiaries and associated companies	(20,959)	(5,505)	(16,819)
Other comprehensive loss, net of tax	(21,845)	(7,712)	(16,283)
Comprehensive income	$184,495	$192,014	$163,173

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2015	2014	2013
Operating activities:
Net income	$206,340	$199,726	$179,456
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(117,074)	(113,068)	(101,682)
Stock-based compensation	10,935	10,223	10,664
Other, net	9,066	(10,721)	(1,934)
Net cash provided by operating activities	109,267	86,160	86,504
Investing activities:
Purchases of available for sale securities	—	(3,500)	(75)
Proceeds from sale of available for sale securities	—	3,499	13,544
Net cash (used for) provided by investing activities	—	(1)	13,469
Financing activities:
Issuance of long-term debt	—	150,000	—
Repayment of long-term debt	—	(150,000)	—
Cash dividends paid to common shareholders	(80,964)	(67,431)	(48,952)
Cash dividends paid to preferred shareholders	(8,711)	(10,556)	(10,803)
Exercise of stock options	3,060	2,221	2,736
Excess tax benefits from stock-based compensation	2,338	1,161	389
Common stock issued	—	435	731
Common stock repurchased/shares acquired related to employee share-based plans	(17,815)	(13,067)	(672)
Common stock warrants repurchased	(23)	(3)	(30)
Net cash used for financing activities	(102,115)	(87,240)	(56,601)
Increase (decrease) in cash and due from banks	7,152	(1,081)	43,372
Cash and due from banks at beginning of year	272,492	273,573	230,201
Cash and due from banks at end of year	$279,644	$272,492	$273,573

Note 22: Selected Quarterly Consolidated Financial Information (Unaudited)

	2015
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$182,912	$186,970	$191,998	$198,160
Interest expense	23,148	23,459	23,988	24,820
Net interest income	159,764	163,511	168,010	173,340
Provision for loan and lease losses	9,750	12,750	13,000	13,800
Non-interest income (less securities amounts)	57,847	59,365	61,537	60,297
Gain on sale of investment securities, net	43	486	—	80
Impairment loss recognized in earnings	—	—	(82)	(28)
Non-interest expense	134,090	137,446	139,854	143,164
Income before income tax expense	73,814	73,166	76,611	76,725
Income tax expense	24,092	20,663	25,075	24,146
Net income	$49,722	$52,503	$51,536	$52,579

Earnings applicable to common shareholders	$46,937	$50,277	$49,341	$50,414

Earnings per common share:
Basic	$0.52	$0.55	$0.54	$0.55
Diluted	0.52	0.55	0.54	0.55

	2014
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$177,779	$177,497	$179,914	$183,751
Interest expense	22,478	22,375	22,544	23,103
Net interest income	155,301	155,122	157,370	160,648
Provision for loan and lease losses	9,000	9,250	9,500	9,500
Non-interest income (less securities amounts)	45,580	47,669	50,952	53,553
Gain on sale of investment securities, net	4,336	—	42	1,121
Impairment loss recognized in earnings	(88)	(73)	(85)	(899)
Non-interest expense	124,463	122,475	124,498	130,164
Income before income tax expense	71,666	70,993	74,281	74,759
Income tax expense	21,237	23,159	23,824	23,753
Net income	$50,429	$47,834	$50,457	$51,006

Earnings applicable to common shareholders	$47,617	$45,008	$47,647	$48,224

Earnings per common share:
Basic	$0.53	$0.50	$0.53	$0.54
Diluted	0.53	0.50	0.53	0.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
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
Internal Control Over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2015.
Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2015. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.
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
Internal controls over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of Webster’s internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Webster’s internal control over financial reporting is effective as of December 31, 2015.
The independent registered public accounting firm of KPMG LLP, as auditor of Webster’s financial statements, has issued an opinion on Webster’s internal control over financial reporting as of December 31, 2015.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Webster Financial Corporation:
We have audited Webster Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Webster Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Webster Financial Corporation and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Webster Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Hartford, Connecticut
February 29, 2016

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information for Webster’s executive officers, each of whom is appointed to serve for a one-year period:

	Age at
Name	December 31, 2015	Positions Held
James C. Smith	66	Chairman, Chief Executive Officer and Director
Joseph J. Savage	63	Executive Vice Chairman and Director of Webster Bank
John R. Ciulla	50	President and Director of Webster Bank
Glenn I. MacInnes	54	Executive Vice President and Chief Financial Officer
Daniel H. Bley	47	Executive Vice President and Chief Risk Officer
Colin D. Eccles	57	Executive Vice President and Chief Information Officer
Daniel M. FitzPatrick	57	Executive Vice President, Private Banking
Bernard M. Garrigues	57	Executive Vice President and Chief Human Resources Officer
Nitin J. Mhatre	45	Executive Vice President, Community Banking
Dawn C. Morris	48	Executive Vice President and Chief Marketing Officer
Charles L. Wilkins	54	Executive Vice President, HSA Bank
Harriet Munrett Wolfe	62	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	53	Senior Vice President and Chief Accounting Officer
Information concerning the principal occupation of these executive officers of Webster Financial Corporation and Webster Bank during at least the last five years is set forth below.
James C. Smith is Chairman and Chief Executive Officer of Webster and Webster Bank. Mr. Smith joined Webster Bank in 1975 and was appointed CEO of the bank and the holding company in 1987 and Chairman in 1995. He was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of the holding company at its inception in 1986. He served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith serves as Vice Chairman of the Midsize Banks Coalition of America.  He is a past member of the board of directors of the American Bankers Association and served several years as co-chairman of the ABA’s American Bankers Council for midsize banks. He is a past member of the board of directors of the Financial Services Roundtable. Mr. Smith served as a member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and served on the board of directors of the Federal Reserve Bank of Boston.  He served on the board of directors of the Federal Home Loan Bank of Boston. He served on the executive committee of the Connecticut Bankers Association. Mr. Smith is actively engaged in community service and supports numerous civic organizations including as a member of the board of Saint Mary’s Health System in Waterbury, Connecticut.
Joseph J. Savage is Executive Vice Chairman of Webster and Webster Bank. He joined Webster in April 2002 as Executive Vice President, Commercial Banking and was promoted to President of Webster Bank and elected to the board of directors of Webster Bank in January 2014. He was appointed to his current position in October 2015. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. Mr. Savage serves as a director of the Travelers Championship Committee. He serves on the board of the Bushnell and the Connecticut Bankers Association. He was also the chair of the 2013-14 United Way Campaign for United Way of Central and Northeastern Connecticut.
John R. Ciulla is President of Webster and Webster Bank. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the company, including chief credit risk officer and senior vice president, commercial banking, where he was responsible for several business units. He was promoted from executive vice president and head of Middle market banking to lead Commercial Banking in January 2014 and President in October 2015. Prior to joining Webster, Mr. Ciulla was managing director of The Bank of New York, where he worked from 1997 to 2004. He is the Vice Chairman of the board of the Connecticut Business & Industry Association and serves on the board of the Business Council of Fairfield County.

Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster and Webster Bank since August of 2010. Prior to joining Webster, Mr. Bley worked at ABN AMRO and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of Financial Institutions Credit Risk and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Western Connecticut.
Colin D. Eccles is Executive Vice President and Chief Information Officer of Webster and Webster Bank. He joined Webster in January of 2013. Prior to joining Webster, Mr. Eccles served as CIO for Umpqua Holdings in Portland, Ore. Before that, he worked for Washington Mutual Bank from January 2002 to January 2009 and was the CIO for the Retail Bank. He worked for Hogan Systems in Dallas, Texas from May 1994 to January 2002. He also worked for the First National Bank of South Africa from August 1988 to May 1994.
Daniel M. FitzPatrick is Executive Vice President, Head of Private Banking of Webster and Webster Bank. He joined Webster in October 2012. Prior to joining Webster, Mr. FitzPatrick was Regional Managing Director for the BNY Mellon Wealth Management business in Fairfield and Westchester counties. Before that, he held the positions of: Managing Director, Goldman Sachs and CEO at The Goldman Sachs Trust Company, N.A.; Managing Director at Citigroup and CEO of its Citi Trust division; Managing Director of Samoset Capital Group LLC and CEO of Samoset Financial Services LLC; and Managing Director and head of Fiduciary Management at J.P. Morgan. Mr. FitzPatrick serves as a Board Member for Greenwich Emergency Medical Services, Inc. and as Vice President and a member of the Board of Governors of The Preston Mountain Club, Inc.
Bernard M. Garrigues is Executive Vice President and Chief Human Resources Officer of Webster and Webster Bank. Mr. Garrigues joined Webster in 2014. Prior to joining Webster, Mr. Garrigues was with TIMEX Group in Middlebury, Connecticut, where he was the Chief Human Resources Officer having comprehensive global HR responsibility for several thousand employees in 22 countries. Previously, he worked 21 years for General Electric where he served as global head of HR with a number of GE businesses, including GE Commercial Finance, GE Capital Real Estate, GE Capital IT Solutions and Healthcare in both the United States and Europe. Mr. Garrigues is Six Sigma Green Belt certified, a published author, and a seasoned guest lecturer.
Nitin J. Mhatre is Executive Vice President, Head of Community Banking of Webster and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August of 2013. Prior to joining Webster, Mr. Mhatre worked at Citigroup across multiple geographies including St. Louis - Missouri, Stamford - Connecticut, Guam - USA and India, in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Mr. Mhatre is a board member of Consumer Bankers Association headquartered in Washington, D.C. and also serves on the board of Junior Achievement of Southwest New England.
Dawn C. Morris is Executive Vice President and Chief Marketing Officer of Webster and Webster Bank. She joined Webster in March 2014. Prior to joining Webster, Ms. Morris was with Citizens Bank in Dedham, Mass., where she served in a variety of roles, including head of customer segment management, product and segment marketing, and business banking product management. Earlier in her career, Ms. Morris worked in a number of business line and marketing roles at RBC Bank in North Carolina. Ms. Morris serves on the boards of The Hartford Stage, Marketing EDGE, and the Girl Scouts of Eastern Massachusetts. She is also on the Executive Committee for the Connecticut Veterans Day Parade and is co-chair with Connecticut Governor Dannel Malloy of the Governor’s Prevention Partnership.
Charles L. Wilkins is Executive Vice President, Head of HSA Bank of Webster and Webster Bank. He joined Webster in 2014. Prior to joining Webster, he was president of his own consulting practice specializing in healthcare and financial services from June 2012 to December 2013. Prior to this, Mr. Wilkins was general manager and chief executive officer of OptumHealth Financial Services, a division of UnitedHealth Group in Minnesota from August 2007 to June 2012. He is an active volunteer with the United Way, Special Olympics, and Crossroad Career Network.
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

Gregory S. Madar is Senior Vice President and Chief Accounting Officer of Webster and Webster Bank. He joined Webster in 1995 as Vice President and Tax Manager. Mr. Madar served in a number of senior finance positions including Senior Vice President and Controller from February 2002 to February 2011 when he was promoted to his current position. Mr. Madar is a Certified Public Accountant and previously worked for KPMG LLP.
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
You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Webster's Proxy Statement (“the Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2015, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Company's 2016 Proxy Statement (Schedule 14A) under the sections captioned “Compensation Discussion and Analysis” and “Compensation of Directors,” and the information included therein is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015, represents stock-based compensation plans approved by shareholders and is presented in the table below. There are no plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	1,527,074	$23.92	1,339,337
Plans not approved by shareholders	—	—	—
Total	1,527,074	$23.92	1,339,337
Further information required by this Item is omitted herewith and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting Securities of Webster” in the Proxy Statement and such information included therein is incorporated herein by reference. Additional information is presented in Note 18: Share-Based Plans in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the Annual Report on Form 10-K:
(1) Consolidated Financial Statements of Registrant and its subsidiaries are included within Item 8 of Part II of this report.
(2)
Consolidated Financial Statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of Part II of this report.

(3) The exhibits to this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as stated above.
(c)	Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Gregory S. Madar	Senior Vice President – Chief Accounting Officer
Gregory S. Madar	(Principal Accounting Officer)

/s/ William L. Atwell	Director
William L. Atwell

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ John J. Crawford	Director
John J. Crawford

/s/ Robert A. Finkenzeller	Director
Robert A. Finkenzeller

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Third Amended and Restated Certificate of Incorporation		10-Q	3.1	5/2/2012
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4	Instruments Defining the Rights of Security Holders.
4.1	Specimen common stock certificate		10-K	4.1	3/10/2006
4.2	Specimen stock certificate for the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	4.1	6/11/2008
4.3	Form of specimen stock certificate for the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-K	4.3	12/4/2012
4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.5	Warrant to purchase shares of Corporation common stock		8-K	4.2	11/24/2008
4.6	Deposit Agreement, dated as of December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/04/2012
4.7	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.8	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
10	Material Contracts
10.1	Amended and Restated 1992 Stock Option Plan		10-Q	10.1	5/2/2012
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/7/2008
10.5	Employee Stock Purchase Plan		DEF 14A	A	3/23/2000
10.6	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and James C. Smith, Glenn I. MacInnes and Joseph J. Savage		8-K	10.1	12/27/2012

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
10.7	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.13	2/28/2013
10.8	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.9	Form of Non-Competition Agreement, effective as of December 31, 2012, between Webster Financial Corporation and James C. Smith, Glenn I. MacInnes and Joseph J. Savage		8-K	10.2	12/27/2012
10.10	Description of Arrangement for Directors Fees.	X
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.22	2/28/2013
10.12	Non-Solicitation Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.18	2/28/2014
10.13	Change in Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.3	5/7/2014
10.14	Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.4	5/7/2014
10.15	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014
10.16	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.17	Non-Competition Agreement, dated as of November 13, 2014, between Webster Bank, N.A., acting through its division, HSA Bank, and Charles L. Wilkins.		10-K	10.22	2/27/2015
10.18	Non-Competition Agreement, dated as of February 24, 2016, between Webster Bank, N.A., and Nitin Mhatre.	X
10.19	Non-Competition Agreement, dated as of February 24, 2016, between Webster Bank, N.A., and Daniel H. Bley.	X

21	Subsidiaries.	X
23.1	Consent of KPMG LLP.	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
Note: Exhibit numbers 10.1 – 10.9 and 10.11 – 10.19 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.