Form 10-Q
period 2016-03-31
WEBSTER FINANCIAL CORP
filed 2016-05-09
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
Commission File Number: 001-31486
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 29, 2016 was 91,661,145.

i

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$198,174	$199,693
Interest-bearing deposits	27,805	155,907
Securities available-for-sale	3,080,469	2,984,631
Securities held-to-maturity (fair value of $4,094,506 and $3,961,534)	4,012,289	3,923,052
Federal Home Loan Bank and Federal Reserve Bank stock	188,347	188,347
Loans held for sale (valued under fair value option $27,273 and $0)	30,425	37,091
Loans and leases	15,858,355	15,671,735
Allowance for loan and lease losses	(174,201)	(174,990)
Loans and leases, net	15,684,154	15,496,745
Deferred tax asset, net	81,191	101,578
Premises and equipment, net	134,212	129,426
Goodwill	538,373	538,373
Other intangible assets, net	37,772	39,326
Cash surrender value of life insurance policies	506,746	503,093
Accrued interest receivable and other assets	415,552	345,625
Total assets	$24,935,509	$24,642,887
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,625,605	$3,713,063
Interest-bearing	15,098,918	14,239,715
Total deposits	18,724,523	17,952,778
Securities sold under agreements to repurchase and other borrowings	910,149	1,151,400
Federal Home Loan Bank advances	2,363,131	2,664,139
Long-term debt	225,323	225,260
Accrued expenses and other liabilities	274,416	233,739
Total liabilities	22,497,542	22,227,316
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,651,601 shares)	937	937
Paid-in capital	1,125,925	1,124,325
Retained earnings	1,342,930	1,317,559
Treasury stock, at cost (2,272,448 and 2,090,409 shares)	(84,138)	(71,854)
Accumulated other comprehensive loss, net of tax	(70,397)	(78,106)
Total shareholders' equity	2,437,967	2,415,571
Total liabilities and shareholders' equity	$24,935,509	$24,642,887
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2016	2015
Interest Income:
Interest and fees on loans and leases	$149,808	$130,723
Taxable interest and dividends on securities	48,039	47,652
Non-taxable interest on securities	4,215	4,027
Loans held for sale	273	510
Total interest income	202,335	182,912
Interest Expense:
Deposits	12,299	11,542
Securities sold under agreements to repurchase and other borrowings	4,173	4,387
Federal Home Loan Bank advances	7,247	4,821
Long-term debt	2,464	2,398
Total interest expense	26,183	23,148
Net interest income	176,152	159,764
Provision for loan and lease losses	15,600	9,750
Net interest income after provision for loan and lease losses	160,552	150,014
Non-interest Income:
Deposit service fees	36,382	32,625
Loan and lease related fees	5,675	5,679
Wealth and investment services	7,195	7,889
Mortgage banking activities	2,629	1,561
Increase in cash surrender value of life insurance policies	3,653	3,152
Gain on sale of investment securities, net	320	43
Impairment loss on securities recognized in earnings	(149)	—
Other income	8,319	6,941
Total non-interest income	64,024	57,890
Non-interest Expense:
Compensation and benefits	80,309	70,864
Occupancy	14,253	13,596
Technology and equipment	19,235	19,248
Intangible assets amortization	1,554	1,288
Marketing	4,924	4,176
Professional and outside services	2,811	2,453
Deposit insurance	6,786	6,241
Other expense	21,870	16,224
Total non-interest expense	151,742	134,090
Income before income tax expense	72,834	73,814
Income tax expense	24,217	24,092
Net income	48,617	49,722
Preferred stock dividends and other	(2,131)	(2,785)
Earnings applicable to common shareholders	$46,486	$46,937

Earnings per common share:

Basic	$0.51	$0.52
Diluted	0.51	0.52
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2016	2015
Net income	$48,617	$49,722
Other comprehensive income (loss), net of tax:
Total available-for-sale and transferred securities	7,505	6,967
Total derivative instruments	(952)	(1,770)
Total defined benefit pension and other postretirement benefit plans	1,156	974
Other comprehensive income, net of tax	7,709	6,171
Comprehensive income	$56,326	$55,893
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,317,559	$(71,854)	$(78,106)	$2,415,571
Net income	—	—	—	48,617	—	—	48,617
Other comprehensive income, net of tax	—	—	—	—	—	7,709	7,709
Dividends and dividend equivalents declared on common stock $0.23 per share	—	—	32	(21,171)	—	—	(21,139)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Stock-based compensation, net of tax impact	—	—	2,138	(51)	2,638	—	4,725
Exercise of stock options	—	—	(407)	—	709	—	302
Shares acquired related to employee share-based compensation plans	—	—	—	—	(4,425)	—	(4,425)
Common stock repurchased	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at March 31, 2016	$122,710	$937	$1,125,925	$1,342,930	$(84,138)	$(70,397)	$2,437,967

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	49,722	—	—	49,722
Other comprehensive income, net of tax	—	—	—	—	—	6,171	6,171
Dividends and dividend equivalents declared on common stock $0.20 per share	—	—	25	(18,161)	—	—	(18,136)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Stock-based compensation, net of tax impact	—	—	1,471	(357)	2,271	—	3,385
Exercise of stock options	—	—	(133)	—	394	—	261
Shares acquired related to employee share-based compensation plans	—	—	—	—	(3,379)	—	(3,379)
Common stock repurchased	—	—	—	—	(2,625)	—	(2,625)
Balance at March 31, 2015	$151,649	$936	$1,128,897	$1,230,816	$(106,633)	$(50,090)	$2,355,575
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2016	2015
Operating Activities:
Net income	$48,617	$49,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	15,600	9,750
Deferred tax expense	16,847	10,138
Depreciation and amortization	8,921	8,099
Amortization of earning assets and funding, premium/discount, net	12,215	12,955
Stock-based compensation	2,783	2,282
(Gain) loss on sale, net of write-down, on foreclosed and repossessed assets	(378)	536
Loss (gain) on sale, net of write-down, on premises and equipment	288	(373)
Impairment loss recognized in earnings	149	—
Gain on the sale of investment securities, net	(320)	(43)
Increase in cash surrender value of life insurance policies	(3,653)	(3,152)
Mortgage banking activities	(2,629)	(1,561)
Proceeds from sale of loans held for sale	85,161	76,895
Origination of loans held for sale	(73,491)	(86,882)
Net increase in accrued interest receivable and other assets	(72,259)	(38,337)
Net decrease in accrued expenses and other liabilities	(25,193)	(4,088)
Net cash provided by operating activities	12,658	35,941
Investing Activities:
Net decrease in interest-bearing deposits	128,102	13,398
Purchases of available for sale securities	(190,431)	(236,668)
Proceeds from maturities and principal payments of available for sale securities	125,534	137,874
Proceeds from sales of available for sale securities	43,211	27,859
Purchases of held-to-maturity securities	(222,906)	(201,182)
Proceeds from maturities and principal payments of held-to-maturity securities	126,999	143,891
Net increase in loans	(215,546)	(380,155)
Proceeds from sale of loans not originated for sale	8,247	32,915
Proceeds from life insurance policies	—	3,912
Proceeds from the sale of foreclosed and repossessed assets	1,983	3,399
Proceeds from the sale of premises and equipment	—	650
Purchases of premises and equipment	(12,441)	(8,437)
Acquisition of business, net cash acquired	—	1,396,414
Net cash (used for) provided by investing activities	(207,248)	933,870
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2016	2015
Financing Activities:
Net increase in deposits	771,797	447,021
Proceeds from Federal Home Loan Bank advances	4,545,000	2,800,000
Repayments of Federal Home Loan Bank advances	(4,846,005)	(4,075,070)
Net decrease in securities sold under agreements to repurchase and other borrowings	(241,251)	(166,879)
Dividends paid to common shareholders	(20,913)	(18,029)
Dividends paid to preferred shareholders	(2,024)	(2,639)
Exercise of stock options	302	261
Excess tax benefits from stock-based compensation	1,959	1,109
Common stock repurchased	(11,206)	(2,625)
Shares acquired related to employee share-based compensation plans	(4,425)	(3,379)
Common stock warrants repurchased	(163)	—
Net cash provided by (used for) financing activities	193,071	(1,020,230)
Net decrease in cash and due from banks	(1,519)	(50,419)
Cash and due from banks at beginning of period	199,693	213,914
Cash and due from banks at end of period	$198,174	$163,495

Supplemental disclosure of cash flow information:
Interest paid	$28,301	$25,695
Income taxes paid	6,248	12,009
Noncash investing and financing activities:
Transfer of loans from portfolio to loans-held-for-sale	$11,186	$—
Transfer of loans and leases to foreclosed properties and repossessed assets	1,640	2,722
Deposits assumed in business acquisition	—	1,446,899
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (collectively, with its consolidated subsidiaries, “Webster” or the “Company”) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At March 31, 2016, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association ("Webster Bank").
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, telephone banking, mobile banking, and its internet website (www.websterbank.com or www.wbst.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. Generally Accepted Accounting Principles ("GAAP"). The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on total assets, total liabilities, net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities.
Correction of Immaterial Error Related to Prior Periods
During the three months ended March 31, 2016, the Company identified an error relating to the accounting for cash collateral associated with derivative instruments. Based on requirements of Financial Accounting Standards Board Accounting Standards Codification ("ASC") 305, Cash and Cash Equivalents, the Company determined the cash collateral was incorrectly classified as cash and due from banks. In accordance with the requirements of FASB ASC 815, Derivatives and Hedging, the variation margin of cash collateral, pertaining to derivatives reported on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty, are offset against the net derivative position on the Company's Condensed Consolidated Balance Sheets. The cash collateral, relating to the initial margin, is included within accrued interest receivable and other assets on the Company's Condensed Consolidated Balance Sheets.
The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in the Company's annual and quarterly reports. Accordingly, within this Form 10-Q the Company revised its Condensed Consolidated Balance Sheet for December 31, 2015 and its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015.

The effects of recording this immaterial correction are as follows:

	December 31, 2015
(In thousands)	As Reported	As Revised
CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and due from banks	$251,258	$199,693
Accrued interest receivable and other assets (1)	328,993	346,721
Accrued expenses and other liabilities	267,576	233,739

	Three months ended March 31, 2015
(In thousands)	As Reported	As Revised
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Net increase in accrued interest receivable and other assets	$(33,912)	$(38,117)
Net increase (decrease) in accrued expenses and other liabilities	14,552	(4,088)

(1)
The amount recored as revised excludes the impact of a $1.1 million reclassification of debt issuance cost from accrued interest receivable and other assets into long-term debt. The reclassification was made in accordance with the Company's adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, and is not considered part of the error correction.

Significant Accounting Policy Updates
Loans Held For Sale. Prior to and for the period ended December 31, 2015, residential mortgage loans that were classified as held for sale were accounted for at the lower of cost or fair value method of accounting and were valued on an individual asset basis. Effective January 1, 2016, on a loan by loan election, residential mortgage loans that are classified as held for sale are accounted for under either the fair value option method of accounting or the lower of cost or fair value method of accounting with the election being made at the time the asset is first recognized. The Company has elected the fair value option to mitigate accounting mismatches between held for sale derivative commitments and loan valuations. Loans not originated for sale but subsequently transferred to held for sale continue to be valued at the lower of cost or fair value method of accounting and are valued on an individual asset basis.
Financial Accounting Standards Board ("FASB") Standards Adopted during 2016
Effective January 1, 2016, the following new accounting guidance was adopted by the Company:

•	ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis;

•	ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs;

•
ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for investments in Certain Entities That Calculate New Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force); and

•	ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement - Period Adjustments.
As a result of ASU No. 2015-02, the Company did not identify any additional investments requiring consolidation, however, has included additional disclosures of variable interest entities in Note 3: Variable Interest Entities.
The adoption of these accounting standards did not have a material impact on the Company's financial statements.

FASB Standards Issued but not yet Adopted
The following table identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

ASU	Description	Effective Date and Financial Statement Impact
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payment Accounting.
The Update impacts the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this Update eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.
The Company intends to adopt the Update for the first quarter of 2017 and is in the process of assessing the impact on its financial statements.
ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.
The Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Update requires the assessment of embedded call (put) options solely in accordance with the four-step decision sequence.
The Company intends to adopt the Update for the first quarter of 2017. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2016-02, Leases (Topic 842).
The Update introduces a lessee model that brings most leases on the balance sheet. The Update also aligns certain of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., evaluating how collectability should be considered and determining when profit can be recognized).
Furthermore, the Update addresses other concerns including the elimination of the required use of bright-line tests for determining lease classification. Lessors are required to provide additional transparency into the exposure to the changes in value of their residual assets and how they manage that exposure.
The Company intends to adopt the Update for the first quarter of 2019 and is in the process of assessing the impact on its financial statements.
ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606)
A single comprehensive model has been established for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under US GAAP and International Financial Reporting Standards. The five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017.
The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.

Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At March 31, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$475	$—	$—	$475	$924	$—	$—	$924
Agency collateralized mortgage obligations (“agency CMO”)	511,772	8,918	(948)	519,742	546,168	5,532	(2,946)	548,754
Agency mortgage-backed securities (“agency MBS”)	1,069,685	8,331	(6,880)	1,071,136	1,075,941	6,459	(17,291)	1,065,109
Agency commercial mortgage-backed securities (“agency CMBS”)	360,217	4,880	(80)	365,017	215,670	639	(959)	215,350
Non-agency commercial mortgage-backed securities agency (“non-agency CMBS”)	528,189	5,518	(6,882)	526,825	574,686	7,485	(2,905)	579,266
Collateralized loan obligations ("CLO")	464,394	525	(3,966)	460,953	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,220	—	(8,796)	33,424	42,168	—	(4,998)	37,170
Corporate debt securities	98,406	2,555	—	100,961	104,031	2,290	—	106,321
Equities - financial services	3,499	—	(1,563)	1,936	3,499	—	(921)	2,578
Securities available-for-sale	$3,078,857	$30,727	$(29,115)	$3,080,469	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$384,905	$6,153	$(425)	$390,633	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,086,393	44,832	(6,978)	2,124,247	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	678,969	15,549	—	694,518	686,086	4,253	(325)	690,014
Municipal bonds and notes	486,777	13,365	(142)	500,000	435,905	12,019	(417)	447,507
Non-agency CMBS	372,451	9,915	(78)	382,288	360,018	5,046	(2,704)	362,360
Private Label MBS	2,794	26	—	2,820	3,373	46	—	3,419
Securities held-to-maturity	$4,012,289	$89,840	$(7,623)	$4,094,506	$3,923,052	$63,894	$(25,412)	$3,961,534
Other-Than-Temporary Impairment ("OTTI")
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO securities that are considered Covered Funds as defined by Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), commonly known as the Volcker Rule. Webster continues to record impairment on CLOs, that are not in compliance with the Volcker Rule, if spreads widen or credit deteriorates. At March 31, 2016, Webster had $132.3 million of CLOs that are non- compliant and continues to transition the portfolio to conform to the Volcker Rule by July 2017.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may be required to record a charge for OTTI in future periods.
The following table presents the changes in OTTI:

	Three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$3,288	$3,696
Reduction for securities sold or called	—	(99)
Additions for OTTI not previously recognized	149	—
Ending balance	$3,437	$3,597

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At March 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$35,571	$(166)	$54,475	$(782)	4	$90,046	$(948)
Agency MBS	129,284	(407)	502,745	(6,473)	72	632,029	(6,880)
Agency CMBS	40,249	(80)	—	—	2	40,249	(80)
Non-agency CMBS	258,733	(6,637)	24,782	(245)	28	283,515	(6,882)
CLO	250,385	(3,363)	15,670	(603)	15	266,055	(3,966)
Single issuer trust preferred securities	3,654	(568)	29,770	(8,228)	8	33,424	(8,796)
Equities - financial services	1,936	(1,563)	—	—	1	1,936	(1,563)
Total available-for-sale in an unrealized loss position	$719,812	$(12,784)	$627,442	$(16,331)	130	$1,347,254	$(29,115)
Held-to-maturity:
Agency CMO	$—	$—	$50,476	$(425)	3	$50,476	$(425)
Agency MBS	155,405	(568)	625,844	(6,410)	58	781,249	(6,978)
Agency CMBS	—	—	—	—	—	—	—
Municipal bonds and notes	43,220	(118)	4,377	(24)	32	47,597	(142)
Non-agency CMBS	24,532	(72)	5,265	(6)	3	29,797	(78)
Total held-to-maturity in an unrealized loss position	$223,157	$(758)	$685,962	$(6,865)	96	$909,119	$(7,623)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$195,369	$(2,195)	$26,039	$(751)	14	$221,408	$(2,946)
Agency MBS	481,839	(6,386)	351,911	(10,905)	84	833,750	(17,291)
Agency CMBS	124,241	(959)	—	—	7	124,241	(959)
Non-agency CMBS	276,330	(2,879)	19,382	(26)	29	295,712	(2,905)
CLO	211,515	(2,709)	15,708	(561)	13	227,223	(3,270)
Single issuer trust preferred securities	4,087	(128)	33,083	(4,870)	8	37,170	(4,998)
Equities - financial services	2,578	(921)	—	—	1	2,578	(921)
Total available-for-sale in an unrealized loss position	$1,295,959	$(16,177)	$446,123	$(17,113)	156	$1,742,082	$(33,290)
Held-to-maturity:
Agency CMO	$143,364	$(1,304)	$27,928	$(754)	13	$171,292	$(2,058)
Agency MBS	551,918	(7,089)	470,828	(12,819)	87	1,022,746	(19,908)
Agency CMBS	110,864	(325)	—	—	7	110,864	(325)
Municipal bonds and notes	29,034	(130)	13,829	(287)	27	42,863	(417)
Non-agency CMBS	142,382	(1,983)	30,129	(721)	18	172,511	(2,704)
Total held-to-maturity in an unrealized loss position	$977,562	$(10,831)	$542,714	$(14,581)	152	$1,520,276	$(25,412)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to be other-than-temporarily impaired at March 31, 2016.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $0.9 million on the Company’s investment in agency CMO at March 31, 2016 compared to $2.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2016 compared to December 31, 2015. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $6.9 million on the Company’s investment in agency MBS at March 31, 2016 compared to $17.3 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2016 compared to December 31, 2015. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows for these investments are performing as expected.
Non-Agency CMBS. There were unrealized losses of $6.9 million on the Company’s investment in non-agency CMBS at March 31, 2016 compared to $2.9 million at December 31, 2015. The portfolio of mainly floating rate non-agency CMBS experienced increased market spreads which resulted in lower market prices and greater unrealized losses at March 31, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $4.0 million on the Company's investments in CLOs, that are in compliance with the Volcker Rule, at March 31, 2016 compared to $3.3 million at December 31, 2015. Unrealized losses increased due to higher market spreads for the asset class which resulted in lower security prices since December 31, 2015. Contractual cash flows for these investments are performing as expected.
Single issuer trust preferred securities. There were unrealized losses of $8.8 million on the Company's investment in single issuer trust preferred securities at March 31, 2016 compared to $5.0 million at December 31, 2015. Unrealized losses increased due to higher market spreads for this asset class which resulted in lower security prices compared to December 31, 2015. The single issuer portfolio consists of four investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Equities - financial services. There were unrealized losses of $1.6 million on the Company’s investment in equities - financial services at March 31, 2016 compared to $0.9 million at December 31, 2015. When estimating the recovery period for equity securities in an unrealized loss position, management utilizes analyst forecasts, earnings assumptions and other company-specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. The Company determined its holdings of equity securities were not deemed to be other-than-temporarily impaired at both March 31, 2016 and December 31, 2015.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $0.4 million on the Company’s investment in agency CMO at March 31, 2016 compared to $2.1 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2016 compared to December 31, 2015. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.

Agency MBS. There were unrealized losses of $7.0 million on the Company’s investment in agency MBS at March 31, 2016 compared to $19.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2016 compared to December 31, 2015. These investments are issued by a government or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.
Non-agency CMBS. There were unrealized losses of $0.1 million on the Company’s investment in non-agency CMBS at March 31, 2016 compared to $2.7 million at December 31, 2015. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit deals which resulted in higher security prices at March 31, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential other-than temporary impairment. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Three months ended March 31,
(In thousands)	2016	2015
Proceeds from sales	$43,202	$—

Gross realized gains on sales	$387	$43
Less: Gross realized losses on sales	67	—
Gain on sale of investment securities, net	$320	$43
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At March 31, 2016

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,486	$29,741	$11,268	$11,395
Due after one year through five years	98,406	100,961	30,139	30,924
Due after five through ten years	467,105	462,725	43,999	45,599
Due after ten years	2,479,361	2,485,106	3,926,883	4,006,588
Total debt securities	$3,075,358	$3,078,533	$4,012,289	$4,094,506
For the maturity schedule above, mortgage-backed securities and CLOs, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties. At March 31, 2016, the Company had a carrying value of $1.0 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers these factors in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which is impacted by prepayments.
Securities with a carrying value totaling $2.4 billion at March 31, 2016 and $2.6 billion at December 31, 2015 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 3: Variable Interest Entities
A variable interest entity ("VIE") is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that’s consistent with their investment in the entity. The Company evaluates each VIE to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE.
The Company will consolidate the VIE if it has:

•	the power to direct the activities of the VIE that most significantly affect the VIE's economic performance; and

•	an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.
The Company has evaluated it's involvement with investments that are considered VIEs. The results of the evaluation are below:
Consolidated
Rabbi Trust. The Company has established a Rabbi Trust related to a deferred compensation plan offered to certain employees. Investments held in the Rabbi Trust primarily consist of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts and it has the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets and accrued expenses and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the accompanying Condensed Consolidated Statements of Income. The cost and fair value associated with the assets and liabilities of this trust are not significant. Refer to Note 13: Fair Value Measurements for additional information.
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which the Company is not the manager. These securities consist of CMOs, MBS, CMBS, CLOs and single issuer trust preferred securities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment. Refer to Note 2: Investment Securities for additional information.
Tax Credit - Finance Investments. The Company makes equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as Webster is not involved in its management. For these investments, the Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs.
At March 31, 2016 and December 31, 2015, the aggregate carrying value of the Company's tax credit-finance investments were $25.0 million and $25.9 million, respectively. At March 31, 2016 and December 31, 2015, unfunded commitments, which are recognized as a component of accrued expenses and other liabilities, were $16.0 million and $16.5 million, respectively.
Webster Statutory Trust. The Company owns all of the outstanding common stock of Webster Statutory Trust, which is a financial vehicle that has issued, and may issue in the future, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported as interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income.

Other Investments. The Company invests in various alternative investments in which it holds a variable interest. Alternative investments are non-public entities which cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. For these investments, the Company has determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impacts the economic performance of the VIEs.
At March 31, 2016 and December 31, 2015, the aggregate carrying value of the Company's other investments in VIEs were $13.2 million and $12.1 million, respectively, and the total exposure of the Company's other investments, in VIEs, including unfunded commitments were $18.9 million and $19.0 million, respectively.
For a further description of the Company's accounting policies regarding consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015 included in its 2015 Form 10-K.
Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2016	At December 31, 2015
Residential	$4,109,243	$4,061,001
Consumer	2,726,869	2,702,560
Commercial	4,378,760	4,315,999
Commercial Real Estate	4,046,911	3,991,649
Equipment Financing	596,572	600,526
Loans and leases (1)	$15,858,355	$15,671,735

(1)	Loans and leases include net deferred fees and net premiums and discounts of $19.9 million and $18.0 million at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016, the Company had pledged $6.1 billion of eligible loan collateral to support borrowing capacity at the Federal Home Loan Bank of Boston ("FHLB") and the Federal Reserve Bank of Boston ("FRB").
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At March 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,100	$2,375	$1,354	$53,805	$65,634	$4,043,609	$4,109,243
Consumer:
Home equity	6,837	4,585	—	37,534	48,956	2,386,085	2,435,041
Other consumer	1,140	706	—	778	2,624	289,204	291,828
Commercial:
Commercial non-mortgage	1,461	5,808	2,038	32,482	41,789	3,565,387	3,607,176
Asset-based	—	—	—	—	—	771,584	771,584
Commercial real estate:
Commercial real estate	19,843	889	—	11,948	32,680	3,774,029	3,806,709
Commercial construction	—	—	—	3,460	3,460	236,742	240,202
Equipment financing	176	418	—	868	1,462	595,110	596,572
Total	$37,557	$14,781	$3,392	$140,875	$196,605	$15,661,750	$15,858,355

	At December 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$10,365	$4,703	$2,029	$54,201	$71,298	$3,989,703	$4,061,001
Consumer:
Home equity	9,061	4,242	—	37,337	50,640	2,402,758	2,453,398
Other consumer	1,390	615	—	560	2,565	246,597	249,162
Commercial:
Commercial non-mortgage	768	3,288	22	27,037	31,115	3,531,669	3,562,784
Asset-based	—	—	—	—	—	753,215	753,215
Commercial real estate:
Commercial real estate	1,624	625	—	16,767	19,016	3,673,408	3,692,424
Commercial construction	—	—	—	3,461	3,461	295,764	299,225
Equipment financing	543	59	—	706	1,308	599,218	600,526
Total	$23,751	$13,532	$2,051	$140,069	$179,403	$15,492,332	$15,671,735
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2016 and 2015, had the loans and leases been current in accordance with their original terms, totaled $3.0 million and $2.8 million, respectively.
Allowance for Loan and Lease Losses
The following tables summarize the allowance for loan and lease losses:

	At or for the three months ended March 31, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Provision (benefit) charged to expense	2,327	2,791	10,536	(119)	65	15,600
Charge-offs	(1,594)	(4,421)	(11,208)	(1,526)	(151)	(18,900)
Recoveries	721	1,214	457	74	45	2,511
Balance, end of period	$27,330	$41,636	$66,471	$33,318	$5,446	$174,201
Individually evaluated for impairment	$10,044	$3,037	$3,235	$2,022	$42	$18,380
Collectively evaluated for impairment	$17,286	$38,599	$63,236	$31,296	$5,404	$155,821

Loan and lease balances:
Individually evaluated for impairment	$130,133	$48,096	$64,847	$35,619	$1,012	$279,707
Collectively evaluated for impairment	3,979,110	2,678,773	4,313,913	4,011,292	595,560	15,578,648
Loans and leases	$4,109,243	$2,726,869	$4,378,760	$4,046,911	$596,572	$15,858,355

	At or for the three months ended March 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	4,144	2,232	2,754	1,398	(778)	9,750
Charge-offs	(1,955)	(4,296)	(255)	(3,153)	(15)	(9,674)
Recoveries	108	1,162	1,015	202	143	2,630
Balance, end of period	$27,749	$42,616	$55,628	$30,549	$5,428	$161,970
Individually evaluated for impairment	$14,350	$4,255	$4,939	$3,668	$28	$27,240
Collectively evaluated for impairment	$13,399	$38,361	$50,689	$26,881	$5,400	$134,730

Loan and lease balances:
Individually evaluated for impairment	$140,362	$50,719	$49,311	$72,850	$631	$313,873
Collectively evaluated for impairment	3,453,910	2,518,718	3,850,499	3,590,221	543,005	13,956,353
Loans and leases	$3,594,272	$2,569,437	$3,899,810	$3,663,071	$543,636	$14,270,226
Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At March 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment (1)	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$143,159	$130,133	$22,191	$107,942	$10,044
Consumer	53,210	48,096	24,806	23,290	3,037
Commercial	83,347	64,847	38,119	26,728	3,235
Commercial real estate:
Commercial real estate	31,686	29,657	14,687	14,970	2,019
Commercial construction	7,010	5,962	5,940	22	3
Equipment financing	1,307	1,012	—	1,012	42
Total	$319,719	$279,707	$105,743	$173,964	$18,380

	At December 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment (1)	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$148,144	$134,448	$23,024	$111,424	$10,364
Consumer	56,680	48,425	25,130	23,295	3,477
Commercial	67,116	56,581	31,600	24,981	5,197
Commercial real estate:
Commercial real estate	36,980	33,333	9,204	24,129	3,160
Commercial construction	7,010	5,962	5,939	23	3
Equipment financing	612	422	328	94	3
Total	$316,542	$279,171	$95,225	$183,946	$22,204

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended March 31,
	2016			2015
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$132,291	$1,115	$317	$141,625	$1,059	$256
Consumer	48,261	349	259	50,604	361	282
Commercial	60,714	472	—	43,037	427	—
Commercial real estate:
Commercial real estate	31,495	148	—	81,637	530	—
Commercial construction	5,962	35	—	6,171	33	—
Equipment financing	717	1	—	632	11	—
Total	$279,440	$2,120	$576	$323,706	$2,421	$538
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2016	At December 31, 2015	At March 31, 2016	At December 31, 2015	At March 31, 2016	At December 31, 2015
(1) - (6) Pass	$4,060,128	$4,023,255	$3,897,741	$3,857,019	$574,782	$586,445
(7) Special Mention	101,340	70,904	36,700	55,030	8,234	1,628
(8) Substandard	216,098	220,389	112,165	79,289	13,556	12,453
(9) Doubtful	1,194	1,451	305	311	—	—
Total	$4,378,760	$4,315,999	$4,046,911	$3,991,649	$596,572	$600,526
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

Troubled Debt Restructurings ("TDRs")
The following table summarizes information for TDRs:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Accrual status	$172,036	$171,784
Non-accrual status	85,624	100,906
Total recorded investment of TDRs (1)	$257,660	$272,690
Accruing TDRs performing under modified terms more than one year	55.2%	55.0%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$16,123	$21,405
Additional funds committed to borrowers in TDR status	1,700	1,133
(1) Total recorded investment of TDRs excludes $1.0 million and $1.1 million of accrued interest receivable at March 31, 2016 and December 31, 2015, respectively.
In the three months ended March 31, 2016 and 2015, Webster charged off $11.6 million and $3.9 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended March 31,
	2016		2015
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	5	$664	9	$1,345
Adjusted Interest Rate	1	236	—	—
Maturity/Rate Combined	—	—	10	1,668
Other (2)	7	1,415	3	536
Consumer:
Extended Maturity	1	99	4	499
Adjusted Interest Rate	—	—	—	—
Maturity/Rate Combined	4	300	8	444
Other (2)	7	338	21	1,332
Commercial:
Extended Maturity	9	14,649	1	33
Adjusted Interest Rate	—	—	—	—
Maturity/Rate Combined	1	4	2	132
Other (2)	4	310	—	—
Commercial real estate:
Extended Maturity	—	—	—	—
Maturity/Rate Combined	1	44	—	—
Other (2)	1	509	—	—
Equipment Financing
Extended Maturity	1	4	—	—
Total TDRs	42	$18,572	58	$5,989
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

The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended March 31,
	2016		2015
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	3	$699	3	$642
Consumer	2	90	2	251
Commercial	9	12,587	2	6,317
Commercial real estate	1	405	1	10,930
Total	15	$13,781	8	$18,140
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2016	At December 31, 2015
(1) - (6) Pass	$12,197	$12,970
(7) Special Mention	2,959	2,999
(8) Substandard	64,008	72,132
(9) Doubtful	268	1,717
Total	$79,432	$89,818

Note 5: Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. The gain or loss on residential mortgage loans sold and the fair value adjustment to loans held-for-sale are included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects management’s evaluation of the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$1,192	$1,059
Provision charged to expense	25	23
Repurchased loans and settlements charged off	(98)	—
Ending balance	$1,119	$1,082
The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2016	2015
Residential mortgage loans held for sale:
Proceeds from sale	$85,161	$76,895
Net gain on sale	1,605	1,561
Fair value option adjustment	1,024	—
Loans sold with servicing rights retained	79,360	69,265
The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at both March 31, 2016 and December 31, 2015.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold at cost, for cash proceeds of $8.2 million for certain commercial loans and $32.9 million for certain consumer loans for the three months ended March 31, 2016 and 2015, respectively.

Note 6: Goodwill and Other Intangible Assets
There was no change in the carrying amounts for goodwill during the period. See the "Segment Results" section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for goodwill allocated by reportable segment.
The gross carrying amount and accumulated amortization of core deposit intangibles ("CDI") and customer relationships included in reportable segments are as follows:

	At March 31, 2016			At December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(48,658)	$762	$49,420	$(48,277)	$1,143
HSA Bank:
CDI	22,000	(4,038)	17,962	22,000	(3,269)	18,731
Customer relationships	21,000	(1,952)	19,048	21,000	(1,548)	19,452
Total HSA Bank	43,000	(5,990)	37,010	43,000	(4,817)	38,183
Total other intangible assets	$92,420	$(54,648)	$37,772	$92,420	$(53,094)	$39,326
As of March 31, 2016, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2016	$4,098
2017	4,062
2018	3,847
2019	3,847
2020	3,847
Thereafter	18,071

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2016	At December 31, 2015
Non-interest-bearing:
Demand	$3,625,605	$3,713,063
Interest-bearing:
Checking	2,421,692	2,369,971
Health savings accounts	4,084,190	3,802,313
Money market	2,319,588	1,933,460
Savings	4,244,383	4,047,817
Time deposits	2,029,065	2,086,154
Total interest-bearing	15,098,918	14,239,715
Total deposits	$18,724,523	$17,952,778

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$840,617	$910,304
Time deposits, included in above balance, that meet or exceed the Federal Deposit Insurance Corporation limit	505,665	542,206
Demand deposit overdrafts reclassified as loan balances	1,925	1,356
The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2016
Remainder of 2016	$760,077
2017	373,241
2018	260,971
2019	437,059
2020	171,163
Thereafter	26,554
Total time deposits	$2,029,065

Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At March 31, 2016	At December 31, 2015
Securities sold under agreements to repurchase:
Original maturity of one year or less	$288,149	$334,400
Original maturity of greater than one year, non-callable	400,000	500,000
Total securities sold under agreements to repurchase	688,149	834,400
Fed funds purchased	222,000	317,000
Securities sold under agreements to repurchase and other borrowings	$910,149	$1,151,400
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through Webster’s Treasury Unit. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase represents the gross amount for these transactions, as only liabilities are outstanding for the periods presented.
The following table provides information for FHLB advances maturing:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Within 1 year	$1,700,000	0.53%	$2,025,934	0.55%
After 1 but within 2 years	50,500	1.10	500	5.66
After 2 but within 3 years	175,000	1.45	200,000	1.36
After 3 but within 4 years	153,026	1.68	103,026	1.54
After 4 but within 5 years	125,000	1.83	175,000	1.77
After 5 years	159,584	1.62	159,655	1.60
	2,363,110	0.83%	2,664,115	0.79%
Premiums on advances	21		24
Federal Home Loan Bank advances	$2,363,131		$2,664,139
At March 31, 2016, Webster Bank had pledged loans with an aggregate carrying value of $5.6 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $1.4 billion. At December 31, 2015, Webster Bank had pledged loans and securities with an aggregate carrying value of $5.7 billion as collateral for borrowings, with a remaining borrowing capacity from the FHLB of approximately $1.2 billion. In addition, at March 31, 2016 and December 31, 2015, Webster Bank had an unused line of credit of approximately $5.0 million. At March 31, 2016 and December 31, 2015, Webster Bank was in compliance with FHLB collateral requirements.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2016	At December 31, 2015
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(934)	(964)
Debt issuance cost on senior fixed-rate notes (2)		(1,063)	(1,096)
Long-term debt		$225,323	$225,260

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.59% at March 31, 2016 and 3.48% at December 31, 2015.

(2)
In accordance with the adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, debt issuance cost is accounted for as a reduction to Long-term debt. Previously debt issuance cost was included in "Accrued interest receivable and other assets" within the accompanying Condensed Consolidated Balance Sheets.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive (loss) income, net of tax by component:

	Three months ended March 31, 2016
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(6,407)	$(22,980)	$(48,719)	$(78,106)
Other comprehensive income (loss) before reclassifications	7,614	(2,452)	201	5,363
Amounts reclassified from accumulated other comprehensive income (loss)	(109)	1,500	955	2,346
Net current-period other comprehensive income (loss), net of tax	7,505	(952)	1,156	7,709
Ending balance	$1,098	$(23,932)	$(47,563)	$(70,397)

	Three months ended March 31, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$16,421	$(25,530)	$(47,152)	$(56,261)
Other comprehensive income (loss) before reclassifications	6,994	(3,096)	536	4,434
Amounts reclassified from accumulated other comprehensive income (loss)	(27)	1,326	438	1,737
Net current-period other comprehensive income (loss), net of tax	6,967	(1,770)	974	6,171
Ending balance	$23,388	$(27,300)	$(46,178)	$(50,090)
The following table provides information for the items reclassified from accumulated other comprehensive loss, net of tax:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed Consolidated Statements of Income
Accumulated Other Comprehensive Loss Components	2016	2015

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$320	$43	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	(149)	—	Impairment loss recognized in earnings
Tax expense	(62)	(16)	Income tax expense
Net of tax	$109	$27
Derivative instruments:
Cash flow hedges	$(2,365)	$(2,090)	Total interest expense
Tax benefit	865	764	Income tax expense
Net of tax	$(1,500)	$(1,326)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,502)	$(672)	Compensation and benefits
Prior service costs	(4)	(18)	Compensation and benefits
Tax benefit	551	252	Income tax expense
Net of tax	$(955)	$(438)

Note 10: Regulatory Matters
Capital Requirements
Webster is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC"). Regulatory authorities can initiate certain mandatory actions if Webster or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures require minimum amounts and ratios to ensure capital adequacy.
Under Basel III, total risk-based capital is comprised of three categories: Common Equity Tier 1 capital ("CET1 capital"), additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax liabilities. Webster's common shareholders' equity, for purposes of CET1 capital, excludes accumulated other comprehensive components as permitted by the opt-out election taken by Webster upon adoption of BASEL III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank, N.A.:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016
Webster Financial Corporation
Common equity tier 1 risk-based capital	$1,833,063	10.6%	$776,014	4.5%	$1,120,909	6.5%
Total risk-based capital	2,209,420	12.8	1,379,580	8.0	1,724,475	10.0
Tier 1 risk-based capital	1,955,773	11.3	1,034,685	6.0	1,379,580	8.0
Tier 1 leverage capital	1,955,773	8.1	969,807	4.0	1,212,259	5.0
Webster Bank, N.A.
Common equity tier 1 risk-based capital	$1,891,446	11.0%	$774,468	4.5%	$1,118,677	6.5%
Total risk-based capital	2,067,773	12.0	1,376,833	8.0	1,721,041	10.0
Tier 1 risk-based capital	1,891,446	11.0	1,032,625	6.0	1,376,833	8.0
Tier 1 leverage capital	1,891,446	7.8	968,838	4.0	1,211,047	5.0
At December 31, 2015
Webster Financial Corporation
Common equity tier 1 risk-based capital	$1,825,717	10.7%	$766,928	4.5%	$1,107,785	6.5%
Total risk-based capital	2,201,928	12.9	1,363,427	8.0	1,704,284	10.0
Tier 1 risk-based capital	1,966,829	11.5	1,022,570	6.0	1,363,427	8.0
Tier 1 leverage capital	1,966,829	8.2	954,403	4.0	1,193,004	5.0
Webster Bank, N.A.
Common equity tier 1 risk-based capital	$1,870,852	11.0%	$765,232	4.5%	$1,105,335	6.5%
Total risk-based capital	2,047,961	12.0	1,360,412	8.0	1,700,515	10.0
Tier 1 risk-based capital	1,870,852	11.0	1,020,309	6.0	1,360,412	8.0
Tier 1 leverage capital	1,870,852	7.9	953,371	4.0	1,191,714	5.0
Dividend Restrictions
In the ordinary course of business, Webster is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster totaled $30 million during the three months ended March 31, 2016 as compared to $20 million during the three months ended March 31, 2015.
Cash Restrictions
Webster Bank is required by FRB regulations to hold cash reserve balances on hand or with the Federal Reserve Banks. Pursuant to this requirement, the Bank held $73.2 million and $109.4 million at March 31, 2016 and December 31, 2015, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
(In thousands, except per share data)	2016	2015
Earnings for basic and diluted earnings per common share:
Net income	$48,617	$49,722
Less: Preferred stock dividends	2,024	2,639
Net income available to common shareholders	46,593	47,083
Less: Earnings applicable to participating securities	107	146
Earnings applicable to common shareholders	$46,486	$46,937

Shares:
Weighted-average common shares outstanding - basic	91,328	90,251
Effect of dilutive securities:
Stock options and restricted stock	452	540
Warrants	29	50
Weighted-average common shares outstanding - diluted	91,809	90,841

Earnings per common share:
Basic	$0.51	$0.52
Diluted	0.51	0.52
Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Stock options (shares with exercise price greater than market price)	213	344
Restricted stock (due to performance conditions on non-participating shares)	129	143
Basic weighted-average common shares outstanding includes the effect of 1.1 million common shares issued from treasury stock on June 1, 2015, representing the conversion of the Series A Preferred Stock. Prior to conversion, the Series A Preferred Stock was considered to be anti-dilutive. Refer to Note 15: Share-Based Plans for further information relating to potential common shares excluded from the effect of dilutive securities.

Note 12: Derivative Financial Instruments
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
The effective portion of the change in the fair value of derivatives which are designated, and that qualify, as cash flow hedges is recorded as accumulated other comprehensive loss ("AOCL") and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and 2015, the Company recorded no ineffectiveness and immaterial amounts of ineffectiveness in earnings, respectively, attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at March 31, 2016 and December 31, 2015. As a result, there was no impact to interest expense during the periods presented.
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

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At March 31, 2016				At December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$150,000	$1,136	$150,000	$3,868	$200,000	$2,507	$100,000	$1,359

Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	503,342	265	2,083,293	81,486	989,695	2,255	1,543,479	40,302
Other	1,102	53	13,849	405	8,237	183	4,561	66
Positions not subject to a master netting agreement (2)
Interest rate derivatives	2,130,842	103,133	455,818	126	2,050,460	58,304	482,738	571
RPA-In	—	—	97,026	343	—	—	92,985	245
RPA-Out	55,635	262	—	—	41,798	153	—	—
Other	—	—	60	9	—	—	60	9
Total not designated as hedging instruments	2,690,921	103,713	2,650,046	82,369	3,090,190	60,895	2,123,823	41,193
Gross derivative instruments, before netting	$2,840,921	104,849	$2,800,046	86,237	$3,290,190	63,402	$2,223,823	42,552
Less: Legally enforceable master netting agreements		1,454		1,454		4,945		4,945
Less: Cash collateral posted		—		78,078		—		31,330
Total derivative instruments, after netting		$103,395		$6,705		$58,457		$6,277

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting derivatives section of this footnote for additional information.

(2)	Derivative positions not subject to a legally enforceable master netting agreement are reported on a gross basis in the accompanying condensed consolidated balance sheets.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Interest rate derivatives	$2,333	$2,637
RPA	(86)	(76)
Other	(513)	(42)
Total impact on non-interest income	$1,734	$2,519
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $2.0 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At March 31, 2016, the remaining unamortized loss on the termination of cash flow hedges is $26.7 million. Over the next twelve months, the Company estimates that $7.8 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 9: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure fair value is provided in Note 13: Fair Value Measurements.

Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a legally enforceable master netting agreement. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net positions are recorded in other assets for a net gain position and in other liabilities for a net loss position in the accompanying Condensed Consolidated Balance Sheets.
The following table is presented on a gross basis, prior to the application of counterparty netting agreements. Derivative assets and liabilities are shown net of cash collateral:

	At March 31, 2016			At December 31, 2015
(In thousands)	Gross Amount	Amount Offset	Net Amount (1) (2)	Gross Amount	Amount Offset	Net Amount(1) (2)
Derivative instrument assets
Hedged Accounting Positions	$1,136	$(1,136)	$—	$2,507	$(2,507)	$—
Non-Hedged Accounting Positions	318	(318)	—	2,438	(2,438)	—
Total	$1,454	$(1,454)	$—	$4,945	$(4,945)	$—

Derivative instrument liabilities
Hedged Accounting Positions	$3,868	$(3,868)	$—	$1,359	$(1,359)	$—
Non-Hedged Accounting Positions	81,891	(75,664)	6,227	40,369	(34,916)	5,453
Total	$85,759	$(79,532)	$6,227	$41,728	$(36,275)	$5,453
(1) Net amount is net of $78.1 million and $31.3 million of cash collateral at March 31, 2016 and December 31, 2015, respectively, as presented in the accompanying Condensed Consolidated Balance Sheets.
(2) Net amount excludes $24.2 million and $20.2 million of initial margin requirements posted at the derivative clearing organization ("DCO") at March 31, 2016 and December 31, 2015, respectively. Initial margin is recorded as a component of accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets
Counterparty Credit Risk
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
The Company’s credit exposure on interest rate derivatives with non-dealer counterparties is limited to the net favorable value, including accrued interest, of all such instruments, reduced by the amount of collateral pledged by the counterparties. The Company's credit exposure related to derivatives with dealer counterparties is significantly mitigated with cash collateral equal to, or in excess of, the market value of the instrument updated daily.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $102.3 million in net margin collateral posted with financial counterparties at March 31, 2016, comprised of $24.2 million in initial margin and$78.1 million in variation margin collateral posted to financial counterparties or DCO. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $103.1 million at March 31, 2016. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $21.0 million at March 31, 2016. The credit exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

Mortgage Banking Derivatives
Forward sales of mortgage loans and MBS are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue MBS. At March 31, 2016, outstanding rate locks totaled approximately $83.6 million, and the outstanding commitments to sell residential mortgage loans totaled approximately $82.2 million. Forward sales, which include mandatory forward commitments of approximately $81.0 million at March 31, 2016, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13: Fair Value Measurements for information relating to the fair value of interest rate locked loan commitments and forward sales commitments.
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

•
Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.), or inputs that are derived principally or corroborated by market data, by correlation, or other means.

•
Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When quoted prices are available in an active market, the Company classifies securities within Level 1 of the valuation hierarchy. Equity securities in financial services and U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Available-for-Sale investment securities which include agency CMO, agency MBS, agency CMBS, non-agency CMBS, CLO, single-issuer trust preferred securities, and corporate debt securities, are classified within Level 2 of the fair value hierarchy.

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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $3.6 million as of March 31, 2016.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $5.8 million in unfunded commitments remaining for its alternative investments as of March 31, 2016. See the Investment Securities Portfolio section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of ASC 820. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.
Contingent Consideration. The contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid, for account attrition that occurs during the eighteen-month period beginning on the acquisition date of January 13, 2015. In periods subsequent to the initial valuation the fair value is adjusted for measurable attrition milestones. This valuation is based on contractual obligation and is reliant upon assumptions that require significant management judgment or estimation, and as such could be subject to calculation error or litigation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy.
Contingent Liability. The liability valuation is based upon unobservable inputs. Therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$475	$—	$—	$475
Agency CMO	—	519,742	—	519,742
Agency MBS	—	1,071,136	—	1,071,136
Agency CMBS	—	365,017	—	365,017
CMBS	—	526,825	—	526,825
CLO	—	460,953	—	460,953
Single issuer trust preferred securities	—	33,424	—	33,424
Corporate debt securities	—	100,961	—	100,961
Equity securities	1,936	—	—	1,936
Total available-for-sale investment securities	2,411	3,078,058	—	3,080,469
Gross derivative instruments, before netting (1)	53	104,796	—	104,849
Mortgage banking derivatives	—	1,273	—	1,273
Investments held in Rabbi Trust	5,068	—	—	5,068
Alternative investments	—	—	4,491	4,491
Originated loans held for sale (2)	—	27,273	—	27,273
Contingent consideration	—	—	7,655	7,655
Total financial assets held at fair value	$7,532	$3,211,400	$12,146	$3,231,078
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$405	$85,832	$—	$86,237
Mortgage banking derivatives	—	655	—	655
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$405	$86,487	$6,000	$92,892

	At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$924	$—	$—	$924
Agency CMO	—	548,754	—	548,754
Agency MBS	—	1,065,109	—	1,065,109
Agency CMBS	—	215,350	—	215,350
CMBS	—	579,266	—	579,266
CLO	—	429,159	—	429,159
Single issuer trust preferred securities	—	37,170	—	37,170
Corporate debt securities	—	106,321	—	106,321
Equity securities	2,578	—	—	2,578
Total available-for-sale investment securities	3,502	2,981,129	—	2,984,631
Gross derivative instruments, before netting (1)	183	63,219	—	63,402
Mortgage banking derivatives	—	819	—	819
Investments held in Rabbi Trust	5,372	—	—	5,372
Alternative investments	—	—	3,471	3,471
Originated loans held for sale	—	—	—	—
Contingent Consideration	—	—	5,331	5,331
Total financial assets held at fair value	$9,057	$3,045,167	$8,802	$3,063,026
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$66	$42,486	$—	$42,552
Mortgage banking derivatives	—	—	—	—
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$66	$42,486	$6,000	$48,552
(1) Asset and liability amounts are prior to the impact of netting derivative assets and derivative liabilities of $1,454 and $4,945, and liability amounts are also prior to offsetting cash collateral paid to the same derivative counterparties of $78,078 and $31,330, at March 31, 2016 and December 31, 2015, respectively, when a legally enforceable master netting agreement exists.
(2) Loans held for sale accounted for under the fair value option of ASC 820 at March 31, 2016. The Company made this policy election on loans originated for sale. See Note 1: Summary of Significant Accounting Policies.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments	Contingent Consideration	Total Financial Assets	Contingent Liability
Balance at January1, 2016	$3,471	$5,331	$8,802	$6,000
Unrealized (loss) gain included in net income	(1)	2,324	2,323	—
Purchases/capital funding	1,021	—	1,021	—
Balance at March 31, 2016	$4,491	$7,655	$12,146	$6,000
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
Transferred Loans Held For Sale. Certain loans are transferred to loans held for sale once a decision has been made to sell such loans. These loans are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. This activity is primarily commercial loans with observable inputs and are classified within Level 2. On the occasion should these loans include adjustments for changes in loan characteristics using unobservable inputs, the loans would be classified within Level 3.
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
Other Real Estate Owned ("OREO") and Repossessed Assets. The total book value of OREO and repossessed assets was $5.1 million at March 31, 2016. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
The following table presents the changes in fair value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$33,568	$28,690
Originations of servicing assets	1,913	1,463
Changes in fair value:
Due to payoffs/paydowns	(1,575)	(736)
Due to market changes	190	(1,516)
Ending balance	$34,096	$27,901

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$10,202	Real Estate Appraisals	Discount for appraisal type	zero	-	15%
			Discount for costs to sell	6%	-	20%
Other real estate owned	$420	Real Estate Appraisals	Discount for appraisal type	20%
			Discount for costs to sell	8%
Mortgage servicing assets	$34,096	Discounted cash flow	Constant prepayment rate	7.9%	-	35.2%
			Discount rates	1.3%	-	2.8%
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-Maturity investment securities, which include agency CMO, agency MBS, agency CMBS, non-agency CMBS, Municipal, and Private Label MBS securities, are classified within Level 2 of the fair value hierarchy.
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

The estimated fair values of selected financial instruments are as follows:

	At March 31, 2016		At December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$4,012,289	$4,094,506	$3,923,052	$3,961,534
Loans held for sale (1)	3,152	3,152	37,091	37,457
Level 3
Loans and leases, net	15,684,154	15,740,120	15,496,745	15,543,892
Mortgage servicing assets	21,026	34,096	20,698	33,568
Alternative investments	12,909	13,936	12,900	14,294
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$16,695,458	$16,695,458	$15,866,624	$15,866,624
Time deposits	2,029,065	2,051,672	2,086,154	2,095,357
Securities sold under agreements to repurchase and other borrowings	910,149	925,890	1,151,400	1,163,974
FHLB advances (2)	2,363,131	2,350,887	2,664,139	2,647,872
Long-term debt (2)	225,323	218,944	226,356	218,143
(1) Loans held for sale accounted for at the lower of cost or market includes commercial loans at March 31, 2016 and both commercial and residential loans at December 31, 2015.
(2) The following adjustments to the carrying amount are not included for determination of fair value, see Note 8: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost (benefit):

	Three months ended March 31,
	2016			2015
(In thousands)	Webster Pension	Webster SERP	Other Postretirement Benefits	Webster Pension	Webster SERP	Other Postretirement Benefits
Service cost	$12	$—	$—	$10	$—	$—
Interest cost on benefit obligations	2,098	97	31	1,989	86	31
Expected return on plan assets	(2,565)	—	—	(2,963)	—	—
Amortization of prior service cost	—	—	4	—	—	18
Recognized net loss	1,690	130	9	1,427	80	12
Net periodic benefit cost	$1,235	$227	$44	$463	$166	$61
The Webster Bank Pension Plan and the Supplemental Pension Plan were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuarial firm.

Note 15: Share-Based Plans
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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2016	2015
Stock options	$43	$164
Restricted stock	2,740	2,118
Total stock compensation expense	$2,783	$2,282
At March 31, 2016 there was $20.1 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.2 years.
The following table provides a summary of the activity under the Plans for the three months ended March 31, 2016:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January1, 2016	236,146	$32.58	2,088	$34.45	115,721	$34.14	1,527,074	$23.92
Granted	194,754	33.02	12,946	32.89	150,392	32.75	—	—
Exercised options	—	—	—	—	—	—	22,499	13.36
Vested restricted stock awards (1)	54,413	30.65	3,166	33.92	28,359	33.77	—	—
Forfeited	1,204	30.04	—	—	—	—	—	—
Outstanding and exercisable, at March 31, 2016	375,283	$33.09	11,868	$32.89	237,754	$33.30	1,504,575	$24.08

(1)	Vested for purposes of recording compensation expense.
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a three year performance period. The awards vest with a share quantity dependent on that performance, in a range from zero to 150%. Performance-based shares granted in 2016 vest, based 50% upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% upon Webster's average of return on equity during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. All awarded options have vested. There were 1,362,567 non-qualified stock options and 142,008 incentive stock options outstanding at March 31, 2016.

Note 16: Segment Reporting
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

The following tables present the results for Webster’s reportable segments and the Corporate and Reconciling category, which incorporates the allocation of the provision for loan and lease losses and income tax expense:

	Three months ended March 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$65,422	$90,056	$19,919	$2,873	$(2,118)	$176,152
Provision (benefit) for loan and lease losses	10,248	6,244	—	29	(921)	15,600
Net interest income (loss) after provision for loan and lease losses	55,174	83,812	19,919	2,844	(1,197)	160,552
Non-interest income	8,783	26,640	21,605	2,365	4,631	64,024
Non-interest expense	28,689	90,876	23,554	5,371	3,252	151,742
Income (loss) before income tax expense	35,268	19,576	17,970	(162)	182	72,834
Income tax expense (benefit)	11,727	6,509	5,975	(54)	60	24,217
Net income (loss)	$23,541	$13,067	$11,995	$(108)	$122	$48,617

	Three months ended March 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$61,578	$84,239	$16,465	$2,395	$(4,913)	$159,764
Provision (benefit) for loan and lease losses	3,374	6,421	—	(57)	12	9,750
Net interest income after provision for loan and lease losses	58,204	77,818	16,465	2,452	(4,925)	150,014
Non-interest income	9,525	25,540	15,151	2,326	5,348	57,890
Non-interest expense	26,469	81,690	18,958	4,879	2,094	134,090
Income (loss) before income tax expense	41,260	21,668	12,658	(101)	(1,671)	73,814
Income tax expense (benefit)	13,467	7,073	4,131	(33)	(546)	24,092
Net income (loss)	$27,793	$14,595	$8,527	$(68)	$(1,125)	$49,722

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At March 31, 2016	$7,641,618	$8,471,644	$102,106	$504,911	$8,215,230	$24,935,509
At December 31, 2015	7,505,513	8,441,950	95,815	493,571	8,106,038	24,642,887

Note 17: Commitments and Contingencies
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2016	At December 31, 2015
Commitments to extend credit	$5,050,534	$4,851,994
Standby letter of credit	124,150	133,294
Commercial letter of credit	47,762	45,742
Total credit-related financial instruments with off-balance sheet risk	$5,222,446	$5,031,030
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$2,119	$5,151
Provision (benefit)	7	(2,831)
Ending balance	$2,126	$2,320
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at March 31, 2016 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.
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
Examples of forward-looking statements include, but are not limited to:

▪	projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items;

▪	statements of plans, objectives and expectations of Webster or its management or Board of Directors;

▪	statements of future economic performance; and

▪	statements of assumptions underlying such statements.
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

▪	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

▪	volatility and disruption in national and international financial markets;

▪	government intervention in the U.S. financial system;

▪	changes in the level of non-performing assets and charge-offs;

▪	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

▪	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

▪	inflation, interest rate, securities market and monetary fluctuations;

▪	the timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

▪	changes in consumer spending, borrowings and savings habits;

▪	technological changes and cyber-security matters;

▪	the ability to increase market share and control expenses;

▪	changes in the competitive environment among banks, financial holding companies and other financial services providers;

▪
the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply, including the Dodd-Frank Act;

▪
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

▪
the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

▪	our success at managing the risks involved in the foregoing items.
Any forward-looking statements made by the Company in this Quarterly Report on Form 10-Q speaks only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2015 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified accounting for (i) allowance for loan and lease losses, (ii) fair value measurements for valuation of financial instruments and valuation of investments for other-than-temporary impairment, (iii) valuation of goodwill and other intangible assets, and (iv) income taxes as the Company’s most critical accounting policies in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2015 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2016	2015
Earnings:
Net interest income	$176,152	$159,764
Provision for loan and lease losses	15,600	9,750
Total non-interest income	64,024	57,890
Total non-interest expense	151,742	134,090
Net income	48,617	49,722
Earnings applicable to common shareholders	46,486	46,937
Per Share Data:
Weighted-average common shares outstanding - diluted	91,809	90,841
Diluted earnings per common share	$0.51	$0.52
Dividends and dividend equivalents declared per common share	0.23	0.20
Dividends declared per Series A preferred share	—	21.25
Dividends declared per Series E preferred share	400.00	400.00
Book value per common share	25.27	24.29
Tangible book value per common share (non-GAAP)	18.98	17.87
Selected Ratios:
Net interest margin	3.11%	3.10%
Return on average assets (annualized basis)	0.78	0.88
Return on average common shareholders' equity (annualized basis)	8.06	8.57
Common equity tier 1 risk-based capital	10.63	10.93
Tangible common equity ratio (non-GAAP)	7.14	7.22
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	10.97	11.82
Efficiency ratio (non-GAAP)	61.29	59.69

The non-GAAP financial measures, identified in the preceding table, have been presented because management believes their use provides additional clarity in assessing the results of the Company. Other companies may define or calculate non-GAAP financial measures differently.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2016	2015
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,437,967	$2,355,575
Less: Preferred stock (GAAP)	122,710	151,649
Goodwill and other intangible assets (GAAP)	576,145	582,751
Tangible common shareholders' equity (non-GAAP)	$1,739,112	$1,621,175
Common shares outstanding	91,617	90,715
Tangible book value per common share (non-GAAP)	$18.98	$17.87

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,739,112	$1,621,175
Total Assets (GAAP)	$24,935,509	$23,052,084
Less: Goodwill and other intangible assets (GAAP)	576,145	582,751
Tangible assets (non-GAAP)	$24,359,364	$22,469,333
Tangible common equity ratio (non-GAAP)	7.14%	7.22%

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$48,617	$49,722
Less: Preferred stock dividends (GAAP)	2,024	2,639
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	1,010	837
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$47,603	$47,920
Income adjusted for preferred stock dividends and intangible assets amortization, annualized basis (non-GAAP)	$190,412	$191,680
Average shareholders' equity (non-GAAP)	$2,435,735	$2,349,903
Less: Average Preferred stock (non-GAAP)	122,710	151,649
Average Goodwill and other intangible assets (non-GAAP)	577,029	576,706
Average tangible common equity (non-GAAP)	$1,735,996	$1,621,548
Return on average tangible common shareholders' equity (non-GAAP)	10.97%	11.82%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$151,742	$134,090
Less: Foreclosed property activity (GAAP)	(158)	705
Intangible assets amortization (GAAP)	1,554	1,288
Other expense (non-GAAP)	1,217	475
Non-interest expense (non-GAAP)	$149,129	$131,622
Net interest income (GAAP)	$176,152	$159,764
Add: Tax-equivalent adjustment (non-GAAP)	2,975	2,657
Non-interest income (GAAP)	64,024	57,890
Less: Gain on sale of investment securities, net (GAAP)	320	43
Other (non-GAAP)	(481)	(242)
Income (non-GAAP)	$243,312	$220,510
Efficiency ratio (non-GAAP)	61.29%	59.69%

The following table summarizes daily average balances, interest and average yields, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$15,798,897	$150,536	3.79%	$13,994,482	$131,254	3.76%
Securities (1)	6,895,407	53,012	3.07	6,695,978	52,426	3.15
Federal Home Loan and Federal Reserve Bank stock	188,347	1,417	3.03	193,290	1,316	2.76
Interest-bearing deposits	57,337	72	0.49	99,879	63	0.25
Loans held for sale	26,623	273	4.10	40,666	510	5.02
Total interest-earning assets	22,966,611	$205,310	3.56%	21,024,295	$185,569	3.54%
Non-interest-earning assets	1,826,026			1,619,996
Total assets	$24,792,637			$22,644,291

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,665,928	$—	—%	$3,454,242	$—	—%
Savings, checking & money market deposits	12,761,677	6,615	0.21	11,541,135	4,836	0.17
Time deposits	2,057,650	5,684	1.11	2,242,857	6,706	1.21
Total deposits	18,485,255	12,299	0.27	17,238,234	11,542	0.27

Securities sold under agreements to repurchase and other borrowings	1,048,997	4,173	1.57	1,199,025	4,387	1.46
Federal Home Loan Bank advances	2,337,746	7,247	1.23	1,432,717	4,821	1.35
Long-term debt	226,191	2,464	4.36	226,248	2,398	4.24
Total borrowings	3,612,934	13,884	1.52	2,857,990	11,606	1.62
Total interest-bearing liabilities	22,098,189	$26,183	0.47%	20,096,224	$23,148	0.46%
Noninterest-bearing liabilities	258,713			198,164
Total liabilities	22,356,902			20,294,388

Preferred stock	122,710			151,649
Common shareholders' equity	2,313,025			2,198,254
Webster Financial Corporation shareholders' equity	2,435,735			2,349,903
Total liabilities and equity	$24,792,637			$22,644,291
Tax-equivalent net interest income		$179,127			$162,421
Less: Tax-equivalent adjustments		(2,975)			(2,657)
Net interest income		$176,152			$159,764
Net interest margin			3.11%			3.10%

(1) Daily average balances and yields of securities available for sale are based upon historical amortized cost.
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.3% of total revenue for the three months ended March 31, 2016. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.

Net interest income and net interest margin are impacted by the level of interest rates secured, mix of assets earning and liabilities paying those interest rates, and the volume of interest-earning assets and interest bearing liabilities. These conditions are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest ceded to non-performing assets.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through its Asset/Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk: (i) the size and duration and credit risk of the investment portfolio; (ii) the size and duration of the wholesale funding portfolio; (iii) off-balance sheet interest rate contracts; and (iv) the pricing and structure of loans and deposits. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the balance sheet risk position, and other factors.
The federal funds rate target range was increased from 0-0.25% to 0.25-0.50% by the Federal Reserve, effective December 16, 2015. See the “Asset/Liability Management and Market Risk” section for further discussion of Webster’s interest rate risk position.
Financial Performance
For the three months ended March 31, 2016, net income of $48.6 million decreased $1.1 million, or 2.2%, from the three months ended March 31, 2015 primarily due to increased investment in the HSA Bank and Community Banking businesses.
Income before income tax expense of $72.8 million decreased 1.3%.
The primary factors positively impacting income before income tax expense include;
•net interest income increased $16.4 million, and
•deposit service fees increased $3.8 million.
The primary factors negatively impacting income before income tax expense include;
•compensation and benefits increased $9.4 million,
•provision for loan and lease loss increased $5.9 million, and
•other expense increased related to a favorable adjustment in the prior year to the unfunded reserve for $3.5 million.
The impact of the items outlined above, coupled with the effect from income tax expense of $24.2 million and $24.1 million for the three months ended March 31, 2016 and 2015, respectively, resulted in net income of $48.6 million and diluted earnings per share of $0.51 for the three months ended March 31, 2016 compared to net income of $49.7 million and diluted earnings per share of $0.52 for the three months ended March 31, 2015.
Net Interest Income
Net interest income totaled $176.2 million for the three months ended March 31, 2016 compared to $159.8 million for the three months ended March 31, 2015, an increase of $16.4 million. On a fully tax equivalent basis, net interest income increased $16.7 million when compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily the result of a strong increase in loans, with an increase in the size of the securities portfolio mitigating the effects of declining reinvestment spreads on those assets. Net interest margin increased 1 basis point to 3.11% for the three months ended March 31, 2016 from 3.10% for the three months ended March 31, 2015.
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2016 vs. 2015 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(453)	$19,735	$19,282
Loans held for sale	57	(294)	(237)
Investments (2)	(747)	1,443	696
Total interest income	$(1,143)	$20,884	$19,741
Interest on interest-bearing liabilities:
Deposits	$663	$95	$758
Borrowings	(297)	2,574	2,277
Total interest expense	$366	$2,669	$3,035
Net change in net interest income	$(1,509)	$18,215	$16,706

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, Federal Home Loan and Federal Reserve Bank stock, and Interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2016 increased $1.8 billion compared to the average for the three months ended March 31, 2015. The loan and lease portfolio comprised 68.8% of the average interest-earning assets at March 31, 2016 compared to 66.6% of the average interest-earning assets at March 31, 2015. The loan and lease portfolio yield increased 3 basis points to 3.79% for the three months ended March 31, 2016 compared to the loan and lease portfolio yield of 3.76% for the three months ended March 31, 2015. The increase in the yield on the average loan and lease portfolio is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the three months ended March 31, 2016 increased $151.9 million compared to the average for the three months ended March 31, 2015. The investments portfolio comprised 31.1% of the average interest-earning assets at March 31, 2016 compared to 33.2% of the average interest-earning assets at March 31, 2015. The investments portfolio yield decreased 3 basis points to 3.05% for the three months ended March 31, 2016 compared to 3.08% for the three months ended March 31, 2015. The decrease in yield on the investments portfolio is due to current low market rates on securities purchases compared to the yield on securities paydowns and maturities during the period.
Average total deposits for the three months ended March 31, 2016 increased $1.2 billion compared to the average for the three months ended March 31, 2015. The increase is due to an increase of $211.7 million in non-interest-bearing deposits and an increase of $1.0 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, were primarily due to health savings account deposit growth. The average cost of deposits was 0.27% for both the three months ended March 31, 2016 and the three months ended March 31, 2015. The flat average cost of deposits is the result of improved product mix coupled with pricing shifts. Higher cost time deposits, decreased to 13.9% for the three months ended March 31, 2016 from 16.3% for the three months ended March 31, 2015, as a percentage to total interest-bearing deposits.
Average total borrowings for the three months ended March 31, 2016 increased $754.9 million compared to the average for the three months ended March 31, 2015. Average securities sold under agreements to repurchase and other borrowings decreased $150.0 million, and average Federal Home Loan Bank ("FHLB") advances increased $905.0 million by comparison, as net increases toward the end of 2015 subsequently were more than offset with net decreases in the current period. The average cost of borrowings decreased 10 basis points to 1.52% for the three months ended March 31, 2016 from 1.62% for the three months ended March 31, 2015. The decrease in the average cost of borrowings is the result of an overall larger utilization of lower cost FHLB advances.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Interest rate swaps on repurchase agreements	$361	$361
Interest rate swaps on FHLB advances	2,177	1,957
Interest rate swaps on senior fixed-rate notes	76	76
Interest rate swaps on brokered CDs and deposits	195	82
Net increase to interest expense on borrowings	$2,809	$2,476
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses. At March 31, 2016 the allowance for loan and lease losses totaled $174.2 million, or 1.10% of total loans and leases, as compared to $175.0 million, or 1.12% of total loans and leases at December 31, 2015.
Several factors are considered when determining the level of the allowance for loan and lease losses, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $16.4 million for the three months ended March 31, 2016, compared to $7.0 million for the three months ended March 31, 2015. The increase is primarily the result of a large charge-off for one impaired commercial loan.
The provision for loan and lease losses of $15.6 million for the three months ended March 31, 2016, increased $5.9 million compared to the three months ended March 31, 2015. The increase in provision for loan and lease losses was primarily due to increasing loan balances, as well as the impaired commercial loan charged-off.
See the “Loan and Lease Portfolio” through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Deposit service fees	$36,382	$32,625	$3,757	11.5%
Loan related fees	5,675	5,679	(4)	(0.1)
Wealth and investment services	7,195	7,889	(694)	(8.8)
Mortgage banking activities	2,629	1,561	1,068	68.4
Increase in cash surrender value of life insurance policies	3,653	3,152	501	15.9
Gain on sale of investment securities, net	320	43	277	644.2
Impairment loss on securities	(149)	—	(149)	n/m
Other income	8,319	6,941	1,378	19.9
Total non-interest income	$64,024	$57,890	$6,134	10.6%
N/M - Not Meaningful
Comparison to Prior Year Quarter
Total non-interest income was $64.0 million for the three months ended March 31, 2016, an increase of $6.1 million from the three months ended March 31, 2015. The increase is attributable to higher health savings account fee income, mortgage banking activity income, and a positive fair value adjustment in the JPM HSA receivable related to a purchase price "true-up" for account attrition, and is partially offset by the recognition during the 2015 period of an estimated interest receivable on refundable income taxes.
Deposit service fees totaled $36.4 million for the three months ended March 31, 2016 compared to $32.6 million for the three months ended March 31, 2015. The increase was a result of increased checking account service charges and check card interchange attributable to health savings account growth and activity.
Mortgage banking activities totaled $2.6 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015. The increase is due to higher premiums on the quarter's settlements. In addition, the Company's election of fair market value accounting for certain loans held for sale at the beginning of the year had the effect of earlier recognition of gains.
Other income totaled $8.3 million for the three months ended March 31, 2016 compared to $6.9 million for the three months ended March 31, 2015. The increase is primarily driven by the fair value adjustment in the contingent receivable and higher client swap activity, partially offset by the recognition during the 2015 period of an estimated interest receivable on refundable income taxes.

Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Compensation and benefits	$80,309	$70,864	$9,445	13.3%
Occupancy	14,253	13,596	657	4.8
Technology and equipment	19,235	19,248	(13)	(0.1)
Intangible assets amortization	1,554	1,288	266	20.7
Marketing	4,924	4,176	748	17.9
Professional and outside services	2,811	2,453	358	14.6
Deposit insurance	6,786	6,241	545	8.7
Other expense	21,870	16,224	5,646	34.8
Total non-interest expense	$151,742	$134,090	$17,652	13.2%
Comparison to Prior Year Quarter
Total non-interest expense was $151.7 million for the three months ended March 31, 2016, an increase of $17.7 million, from the three months ended March 31, 2015. The increase is attributable to compensation and benefits, the Boston expansion, increased support staff at HSA Bank, and various other volume related other expenses.
Compensation and benefits totaled $80.3 million for the three months ended March 31, 2016 compared to $70.9 million for the three months ended March 31, 2015. Of the increase, $2.8 million related to increased staff at HSA Bank and $1.3 million is related to the Boston expansion. The remaining increase of $5.3 million is related to higher compensation and related taxes, group insurance costs, and pension related expenses.
Other expense totaled $21.9 million for the three months ended March 31, 2016 compared to $16.2 million for the three months ended March 31, 2015. Of the increase, $1.1 million related to the Boston expansion and $1.0 million is attributable to volume related expenses at HSA Bank. The remaining increase of $3.5 million was primarily due to a favorable adjustment to the unfunded reserve, related to a refined estimate of the drawdown factor assumption within the reserve, that was recorded in the prior year, costs related to the planned closure, during the second quarter of 2016, of four of the Company's banking centers, and increases in various volume related expenses.
Income Taxes
Webster recognized income tax expense of $24.2 million, reflecting an effective tax rate of 33.2% for the three months ended March 31, 2016, compared to $24.1 million and 32.6%, respectively, for the three months ended March 31, 2015.
The increase in the effective rate reflects a $0.5 million net tax benefit recognized a year ago, while the effects of increased state and local deferred tax expense in 2016 were largely offset by higher estimated levels of tax-exempt interest income and income from increases in cash surrender value of life insurance policies in 2016 as compared to a year ago.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2015 Form 10-K.

Segment Results
Webster’s operations are organized into four reportable segments that represent its core businesses – Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking includes the operating segments of Webster's Personal Banking and Business Banking. These segments reflect how executive management responsibilities are assigned by each of the core businesses, the products and services provided, and the type of customer served and reflect how discrete financial information is currently evaluated by the chief operating decision maker. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts. See Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a description of the funds transfer pricing and reporting methodologies.
The following tables present summarized net income/(loss) and balance sheet information for Webster’s reportable segments for the periods presented:

	Three months ended March 31,
(In thousands)	2016	2015
Net income (loss):
Commercial Banking	$23,541	$27,793
Community Banking	13,067	14,595
HSA Bank	11,995	8,527
Private Banking	(108)	(68)
Corporate and Reconciling	122	(1,125)
Net income	$48,617	$49,722

	At March 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$7,641,618	$8,471,644	$102,106	$504,911	$8,215,230	$24,935,509
Total loans and leases	7,610,566	7,668,785	517	501,262	77,225	15,858,355
Total deposits	3,314,366	10,678,248	4,084,190	271,308	376,411	18,724,523

Total assets under management/assets under administration	$—	$2,750,613	$728,421	$1,776,169	$—	$5,255,203

Goodwill	$—	$516,560	$21,813	$—	$—	$538,373

	At December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Total assets	$7,505,513	$8,441,950	$95,815	$493,571	$8,106,038	$24,642,887
Total loans and leases	7,509,453	7,592,553	54	490,112	79,563	15,671,735
Total deposits	3,073,276	10,449,231	3,802,313	228,497	399,461	17,952,778

Total assets under management/assets under administration	$—	$2,762,759	$692,306	$1,726,385	$—	$5,181,450

Goodwill	$—	$516,560	$21,813	$—	$—	$538,373

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
Commercial Banking Results:

	Three months ended March 31,
(In thousands)	2016	2015
Net interest income	$65,422	$61,578
Provision for loan and lease losses	10,248	3,374
Net interest income after provision	55,174	58,204
Non-interest income	8,783	9,525
Non-interest expense	28,689	26,469
Income before income taxes	35,268	41,260
Income tax expense	11,727	13,467
Net income	$23,541	$27,793

(In thousands)	At March 31, 2016	At December 31, 2015
Total assets	$7,641,618	$7,505,513
Total loans and leases	7,610,566	7,509,453
Total deposits	3,314,366	3,073,276
Net income decreased $4.3 million in the three months ended March 31, 2016 compared to the same period in 2015. Net interest income increased $3.8 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $6.9 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase is due to continued growth in the commercial loan portfolio, coupled with the impact of the charge-off on one large commercial loan. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report. Management believes the reserve level is adequate to cover losses in the Commercial Banking portfolio. Non-interest income decreased $0.7 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease is primarily due to a reduction in client interest rate derivative products executed compared to the same period in 2015. Non-interest expense increased $2.2 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to compensation and benefit costs related to strategic new hires and increased allocated costs in support of higher volumes.
Loans increased $101.1 million from December 31, 2015. Loan originations in the three months ended March 31, 2016 and 2015 were $495.6 million and $639.5 million, respectively. Originations decreased $143.9 million in the three months ended March 31, 2016 from the comparable period in 2015.
Total deposits increased $241.1 million for the period ended March 31, 2016 compared to December 31, 2015. The increase is primarily due to the seasonality of government deposits.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking, and a distribution network consisting of 180 banking centers and 352 ATMs, a customer care center, telephone banking, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Investment Services ("WIS') offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL Financial (“LPL”). Webster has employees who are LPL registered representatives located throughout its banking center network.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $20 million. This unit builds full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
In December 2015, the Company negotiated an agreement with Citigroup Inc. to assume 17 banking center leases located in the greater Boston market and to purchase the related leasehold improvements. The transaction, which closed in January, 2016 significantly increases the Community Banking presence in the Boston market. The transaction did not include the purchase of loans or deposits and there was no impact to the Company's financial statements in 2015.
Community Banking Results:

	Three months ended March 31,
(In thousands)	2016	2015
Net interest income	$90,056	$84,239
Provision for loan and lease losses	6,244	6,421
Net interest income after provision	83,812	77,818
Non-interest income	26,640	25,540
Non-interest expense	90,876	81,690
Income before income taxes	19,576	21,668
Income tax expense	6,509	7,073
Net income	$13,067	$14,595

(In thousands)	At March 31, 2016	At December 31, 2015
Total assets	$8,471,644	$8,441,950
Total loans	7,668,785	7,592,553
Total deposits	10,678,248	10,449,231

Total assets under administration	2,750,613	2,762,759
Net income decreased $1.5 million in three months ended March 31, 2016 compared to the same period in 2015. Net interest income increased $5.8 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase is due primarily to growth in both loans and transaction deposits which was partially offset by the effects of the persistent low interest rate environment on the value of deposits. The provision for loan and lease losses decreased $0.2 million in the three months ended March 31, 2016 compared to the same period in 2015. The decreased level of provision for the three months ended March 31, 2016 is due to a decrease in residential mortgage non-performing loans. Non-interest income increased $1.1 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in fees from mortgage banking activities, credit card and client interest rate hedging activities. Non-interest expense increased $9.2 million in the three months ended March 31, 2016 from the three months ended March 31, 2015. The increase is primarily due to $5.7 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, and marketing expenses.
Total loans increased $76.2 million for the period ended March 31, 2016 compared to December 31, 2015. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans. Loan originations in the three months ended March 31, 2016 and 2015 were $449.5 million and $480.4 million, respectively. The decrease of $31.0 million in originations during the three months ended March 31, 2016 is primarily due to a decrease in residential mortgage originations associated with lower levels of refinance activity from a year earlier.
Total deposits increased $229.0 million for the period ended March 31, 2016 compared to December 31, 2015, due to growth associated with the Boston expansion and continued growth in business and consumer transaction account balances which was partially offset by a decrease in certificate of deposit balances.
At March 31, 2016 and December 31, 2015, Webster Investment Services had $2.8 billion of assets under administration in its strategic partnership with LPL compared. These assets are not included in the balance sheet information amounts. LPL, is a broker dealer registered with the Securities and Exchange Commission, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (“FINRA”), and a member of the Securities Investor Protection Corporation (“SIPC”).
HSA Bank
HSA Bank, a division of Webster Bank, offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions for healthcare. These solutions are used in conjunction with high deductible health plans and are offered through employers or directly to consumers and are distributed nationwide directly, and through multiple partnerships.
HSA Bank Results:

	Three months ended March 31,
(In thousands)	2016	2015
Net interest income	$19,919	$16,465
Non-interest income	21,605	15,151
Non-interest expense	23,554	18,958
Income before income taxes	17,970	12,658
Income tax expense	5,975	4,131
Net income	$11,995	$8,527

(In thousands)	At March 31, 2016	At December 31, 2015
Total assets	$102,106	$95,815
Total deposits	4,084,190	3,802,313

Total assets under administration	728,421	692,306
Net income increased $3.5 million in the three months ended March 31, 2016 compared to the same period in 2015. Net interest income increased $3.5 million in the three months ended March 31, 2016 from the three months ended March 31, 2015. The increase in net interest income was a net result of deposit growth and a lower funds transfer credit. Non-interest income increased $6.5 million in the three months ended March 31, 2016 compared to the same period in 2015. The primary driver of the increase is deposit service fees and interchange income earned on the growth in deposits. Included in non-interest income is a $2.3 million adjustment to the fair value of a receivable reflecting contingent consideration due to the Company related to the JPM transaction. The timing of this adjustment reflects completion of the JPM migration to our platform in the first quarter of 2016. Non-interest expense increased $4.6 million in the three months ended March 31, 2016 compared to the same period in 2015, due to increased compensation and benefits costs and increased processing costs in support of the growth of the business.
Total deposits increased $281.9 million for the period ended March 31, 2016 compared to December 31, 2015 driven by organic growth from both our legacy portfolio and the JPM portfolio acquired in January, 2015. In the quarter, in conjunction with the completion of the JPM migration to our platform, $166 million of balances transferred out. Additionally, HSA Bank had $728.4 million in assets under administration through linked brokerage accounts at March 31, 2016 compared to $692.3 million at December 31, 2015.

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
Private Banking Results:

	Three months ended March 31,
(In thousands)	2016	2015
Net interest income	$2,873	$2,395
Provision (benefit) for loan and lease losses	29	(57)
Net interest income after provision (benefit)	2,844	2,452
Non-interest income	2,365	2,326
Non-interest expense	5,371	4,879
Loss before income taxes	(162)	(101)
Income tax benefit	(54)	(33)
Net loss	$(108)	$(68)

(In thousands)	At March 31, 2016	At December 31, 2015
Total assets	$504,911	$493,571
Total loans	501,262	490,112
Total deposits	271,308	228,497

Total assets under management or administration	1,776,169	1,726,385
Net losses increased $40 thousand in the three months ended March 31, 2016 compared to the same period in 2015. Net interest income increased $0.5 million in the three months ended March 31, 2016 compared to the same period in 2015 driven by the $93.9 million growth in loan balances coupled with a $67.3 million increase in deposit balances. The provision for loan and lease losses increased $86 thousand in the three months ended March 31, 2016 compared to the same period in 2015. Non-interest income was relatively flat, increasing $39 thousand in the three months ended March 31, 2016 compared to the same period in 2015. Fee income from assets under management and administration were relatively flat for the three months ended March 31, 2016 compared to the same period in 2015. Non-interest expense increased $0.5 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to increased compensation and benefits expenses offset by timing in marketing investments and client related events.
Total loans were $501.3 million and $490.1 million at March 31, 2016 and December 31, 2015, respectively. Loans increased $11.2 million in the three months ended March 31, 2016, as loan originations and advances outpaced principal paydowns. Loan originations were $28.4 million in the three months ended March 31, 2016 compared to $28.7 million for the same period in 2015. The flat performance in originations was primarily due to seasonality in residential home sales and reduced refinance activity resulting from higher mortgage interest rates.
Private Banking had approximately $1.5 billion in assets under management at March 31, 2016 and December 31, 2015, and $306.2 million and $276.1 million in assets under administration at March 31, 2016 and December 31, 2015, respectively. Private Bank assets under management and assets under administration include assets attributable to Webster Financial Corporation's subsidiary, Webster Wealth Advisers, and are managed or administered under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network (“Commonwealth”). Such assets were $421.0 million at March 31, 2016 compared to $419.8 million at December 31, 2015. These assets are not included in the balance sheet information amounts. Commonwealth, a provider of investment and insurance programs for financial institutions, is a broker dealer and investment adviser registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”).

Financial Condition
Webster had total assets of $24.9 billion at March 31, 2016 and $24.6 billion at December 31, 2015. Total loans and leases of $15.7 billion, net of allowance for loan and lease losses of $174.2 million, at March 31, 2016 increased $0.2 billion compared to total loans and leases of $15.5 billion, net of allowance for loan and lease losses of $175.0 million, at December 31, 2015. Total deposits of $18.7 billion at March 31, 2016 increased $0.7 billion compared to total deposits of $18.0 billion at December 31, 2015. Non-interest-bearing deposits decreased 2.4%, while interest-bearing deposits increased 6.0% during the period.
At March 31, 2016, total shareholders' equity of $2.4 billion increased $22.4 million compared to total shareholders' equity of $2.4 billion at December 31, 2015. Changes in shareholders' equity for the three months ended March 31, 2016 included increases of $48.6 million for net income and $7.7 million in other comprehensive income, partially offset by $21.1 million in common dividends, $2.0 million in preferred dividends, and $15.6 million from the repurchase of common stock. The quarterly cash dividend to shareholders was increased to $0.25 per common share on April 25, 2016. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of agency collateralized mortgage obligations ("agency CMO"), agency mortgage-backed securities ("agency MBS"), agency commercial mortgage-backed securities ("agency CMBS"), non-agency commercial mortgage-backed securities ("non-agency CMBS"), and collateralized loan obligations ("CLO"). The held-to-maturity portfolio consists primarily of agency CMO, agency MBS, agency commercial mortgage-backed securities ("agency CMBS"), municipal bonds, and non-agency CMBS. The combined carrying value of investment securities totaled $7.1 billion and $6.9 billion at March 31, 2016 and December 31, 2015, respectively. Available-for-sale securities increased by $95.8 million, primarily due to new purchase activity, offset by principal payments. Held-to-maturity securities increased by $89.2 million, primarily due to new purchase activity, offset by principal paydowns. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2016 and 2015 was 3.07% and 3.15%, respectively.
The Company held $2.3 billion in investment securities that are in an unrealized loss position at March 31, 2016. Approximately $0.9 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.4 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $36.7 million at March 31, 2016. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for other-than-temporary impairment ("OTTI") in future periods.
For the three months ended March 31, 2016, the Company recorded $149 thousand charge for OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.4 million and $3.3 million of OTTI at March 31, 2016 and December 31, 2015, respectively, related to previously impaired CLO securities identified as Covered Fund investments by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$475	$—	$—	$475	$924	$—	$—	$924
Agency CMO	511,772	8,918	(948)	519,742	546,168	5,532	(2,946)	548,754
Agency MBS	1,069,685	8,331	(6,880)	1,071,136	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	360,217	4,880	(80)	365,017	215,670	639	(959)	215,350
Non-agency CMBS	528,189	5,518	(6,882)	526,825	574,686	7,485	(2,905)	579,266
CLO	464,394	525	(3,966)	460,953	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,220	—	(8,796)	33,424	42,168	—	(4,998)	37,170
Corporate debt securities	98,406	2,555	—	100,961	104,031	2,290	—	106,321
Equity securities - financial services	3,499	—	(1,563)	1,936	3,499	—	(921)	2,578
Securities available-for-sale	$3,078,857	$30,727	$(29,115)	$3,080,469	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$384,905	$6,153	$(425)	$390,633	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,086,393	44,832	(6,978)	2,124,247	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	678,969	15,549	—	694,518	686,086	4,253	(325)	690,014
Municipal bonds and notes	486,777	13,365	(142)	500,000	435,905	12,019	(417)	447,507
Non-agency CMBS	372,451	9,915	(78)	382,288	360,018	5,046	(2,704)	362,360
Private Label MBS	2,794	26	—	2,820	3,373	46	—	3,419
Securities held-to-maturity	$4,012,289	$89,840	$(7,623)	$4,094,506	$3,923,052	$63,894	$(25,412)	$3,961,534
The benchmark 10-year U.S. Treasury rate decreased to 1.77% on March 31, 2016 from 2.27% on December 31, 2015. Webster has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and administer interest-rate risk as part of its asset/liability management strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $11.9 million at March 31, 2016 and $10.9 million December 31, 2015, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $45 thousand and $316 thousand for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.5 million at March 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded income of $27 thousand for the three months ended March 31, 2016 related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
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

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,090,496	25.8	$4,042,960	25.8
Consumer:
Home equity	2,344,158	14.8	2,360,244	15.1
Liquidating - home equity	76,875	0.5	79,171	0.5
Other consumer	291,511	1.8	248,830	1.6
Total consumer	2,712,544	17.1	2,688,245	17.2
Commercial:
Commercial non-mortgage	3,619,231	22.8	3,575,042	22.8
Asset-based	773,755	4.9	755,709	4.8
Total commercial	4,392,986	27.7	4,330,751	27.6
Commercial real estate:
Commercial real estate	3,809,990	24.0	3,696,596	23.6
Commercial construction	241,230	1.5	300,246	1.9
Total commercial real estate	4,051,220	25.5	3,996,842	25.5
Equipment financing	591,246	3.7	594,984	3.8
Net unamortized premiums	7,691	—	7,477	—
Net deferred fees	12,172	0.1	10,476	0.1
Total loans and leases	$15,858,355	100.0	$15,671,735	100.0
Total residential loans were $4.1 billion at March 31, 2016, an increase of $47.5 million from December 31, 2015. The net increase is a result of direct and correspondent originations of $160.9 million, partially offset by payments and payoffs, during the three months ended March 31, 2016.
Total consumer loans were $2.7 billion at March 31, 2016, an increase of $24.3 million from December 31, 2015. The net increase is primarily due to the purchase of in-footprint loans.
Total commercial loans were $4.4 billion at March 31, 2016, an increase of $62.2 million from December 31, 2015. The net increase primarily related to new originations of $323.2 million, offset by payments and payoffs during the three months ended March 31, 2016.
Total commercial real estate loans were $4.1 billion at March 31, 2016, an increase of $54.4 million from December 31, 2015. The net increase is a result of fundings of $213.1 million, offset by payments and payoffs, during the three months ended March 31, 2016.
Equipment financing loans and leases were $591.2 million at March 31, 2016, an increase of $3.7 million from December 31, 2015.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At March 31, 2016	At December 31, 2015
Non-performing loans and leases as a percentage of loans and leases	0.89%	0.89%
Non-performing assets as a percentage of loans and leases plus OREO	0.92	0.92
Non-performing assets as a percentage of total assets	0.58	0.59
Allowance for loan and lease losses as a percentage of non-performing loans and leases	123.79	125.05
Allowance for loan and lease losses as a percentage of loans and leases	1.10	1.12
Net charge-offs as a percentage of average loans and leases (1)	0.41	0.23
Ratio of allowance for loan and lease losses to net charge-offs (1)	2.66x	5.21x

(1)	Calculated for the March 31, 2016 period based on the year-to-date net charge-offs, annualized.
Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$53,700	1.31%	$54,101	1.34%
Consumer:
Home equity	33,804	1.44	33,414	1.42
Liquidating - home equity	3,675	4.78	3,865	4.88
Other consumer	777	0.27	558	0.22
Total consumer	38,256	1.41	37,837	1.41
Commercial:
Commercial non-mortgage	32,517	0.90	27,086	0.76
Asset-based loans	—	—	—	—
Total commercial	32,517	0.74	27,086	0.63
Commercial real estate:
Commercial real estate	11,923	0.31	16,750	0.45
Commercial construction	3,458	1.43	3,461	1.15
Total commercial real estate	15,381	0.38	20,211	0.51
Equipment financing	868	0.15	706	0.12
Total non-performing loans and leases (3)	140,722	0.89	139,941	0.89
Deferred costs and unamortized premiums	153		128
Total recorded investment in non-performing loans and leases	$140,875		$140,069

Total non-performing loans and leases (3)	$140,722		$139,941
Foreclosed and repossessed assets:
Residential and consumer	4,723		5,029
Commercial	342		—
Total foreclosed and repossessed assets	$5,065		$5,029
Total non-performing assets	$145,787		$144,970

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $85.6 million at March 31, 2016 and $100.9 million at December 31, 2015.

The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2016	2015
Non-performing loans and leases, beginning of period	$139,941	$129,881
Additions	40,367	51,261
Paydowns/draws on existing non-performing loans and leases, net	(20,761)	(21,504)
Reclassification of Chapter 7 Loans to accrual status	—	—
Charge-offs	(16,568)	(5,138)
Other reductions	(2,257)	(2,318)
Non-performing loans and leases, end of period	$140,722	$152,182
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
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due in accordance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve against the allowance for loan and lease losses. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the allowance for loan and lease losses. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2016 and December 31, 2015 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At March 31, 2016, there were 1,704 impaired loans and leases with a recorded investment balance of $279.7 million, which included loans and leases of $174.0 million with an impairment allowance of $18.4 million, compared to 1,764 impaired loans and leases with a recorded investment balance of $279.2 million, which included loans and leases of $183.9 million, with an impairment allowance of $22.2 million at December 31, 2015.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans resolved in the quarter. Overall commercial impaired balances did not change in the quarter due to four credits entering impaired status offset by the resolution of four credits. The reduction of $3.8 million in impaired reserve balance reflects managements current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.

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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
The following tables provide information for TDRs:

	Three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$272,690	$318,794
Additions	19,697	3,705
Paydowns/draws on existing TDRs, net	(22,198)	(25,083)
Charge-offs post modification	(11,608)	(3,908)
Transfers to OREO	(921)	(921)
Ending balance	$257,660	$292,587

(In thousands)	At March 31, 2016	At December 31, 2015
Accrual status	$172,036	$171,784
Non-accrual status	85,624	100,906
Total recorded investment of TDRs	$257,660	$272,690
Accruing TDRs performing under modified terms more than one year	55.2%	55.0%
Specific reserves for TDRs included in the balance of allowance for loan and lease losses	$16,123	$21,405
Additional funds committed to borrowers in TDR status	1,700	1,133
Overall TDR's declined $15.0 million from December 31, 2015, all of which were in non-accrual status. The decline is primarily a result of a resolution of one large commercial credit that was charged down in the quarter. Also in the quarter, three commercial credits paid off and two were added. The March 31, 2016 specific reserve balance for TDR's  declined from year end and reflects management’s current assessment of reserve requirement.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$10,456	0.26	$15,032	0.37
Consumer:
Home equity	10,570	0.45	12,225	0.52
Liquidating - home equity	819	1.07	1,036	1.31
Other consumer	1,844	0.63	2,000	0.80
Commercial:
Commercial non-mortgage	7,265	0.20	4,052	0.11
Commercial real estate:
Commercial real estate	20,730	0.54	2,250	0.06
Equipment financing	594	0.10	602	0.10
Loans and leases past due 30-89 days	52,278	0.33	37,197	0.24
Residential	1,354	0.03	2,029	0.05
Commercial non-mortgage	2,037	0.06	22	—
Loans and leases past due 90 days and accruing	3,391	0.02	2,051	0.01
Total loans and leases over 30 days delinquent	$55,669	0.35	$39,248	0.25
Deferred costs and unamortized premiums	61		86
Total	$55,730		$39,334

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of March 31, 2016.
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

ALLL reserve coverage decreased to 1.10% at March 31, 2016 compared to 1.12% at December 31, 2015 and remains adequate to cover probable losses embedded in the portfolio.  The reduction in coverage is primarily due to the release of $8.7 million of impairment reserve associated with the charge down of an impaired C&I loan. The asset quality of the remaining portfolio remained relatively steady for the quarter with high quality originations offsetting the rise in classified loans. The increase in classified loans and delinquency includes $17.3 million of exposure related to a CRE loan that is well secured by a high performing property and in the process of collection.
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
The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period ("LEP"). The LEP is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with the Company's annual review of ALLL assumptions, management has performed an analysis of the LEP for both commercial and consumer loans, using charge-off data, servicing data and behavioral data. The analysis confirmed a 24 month LEP for the home equity, business banking and commercial and industrial loan portfolios, while the LEP for unsecured consumer portfolio was reduced from 18 to 12 months, and the LEP for residential mortgages and for the commercial real estate portfolio were increased from 24 months to 30 months and 36 months, respectively. Another key ALLL assumption is the look back period ("LBP"), which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models continue to use an LBP that goes back to 2007, with the more recent 2011 to 2015 years weighted more heavily than the 2007 to 2010 prior years. The updates to the LEP estimate and the LBP estimate, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.

At March 31, 2016, the ALLL was $174.2 million, or 1.10% of the total loan and lease portfolio and 123.79% of total non-performing loans and leases. This compares with the ALLL of $175.0 million at December 31, 2015, or 1.12% of the total loan and lease portfolio and 125.05% of total non-performing loans and leases. The net decrease of $0.8 million in the reserve at March 31, 2016 compared to December 31, 2015 is primarily due to utilization of impairment reserves associated with one commercial loan charge-off.
The following table provides an allocation of the ALLL by portfolio segment:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$27,330	0.67	$25,876	0.64
Consumer	41,636	1.53	42,052	1.56
Commercial	66,471	1.52	66,686	1.55
Commercial real estate	33,318	0.82	34,889	0.87
Equipment financing	5,446	0.91	5,487	0.91
Total ALLL	$174,201	1.10	$174,990	1.12

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at March 31, 2016 increased $1.5 million compared to December 31, 2015. The increase was primarily due to marginal increases in the base loss rate, the qualitative factors, and portfolio balances.
The ALLL reserve allocated to the consumer portfolio at March 31, 2016 decreased $0.4 million compared to December 31, 2015. The decrease was attributable to a decrease in the home equity base loss forecast and home equity impairment reserve, offset somewhat by an increase in the reserve for unsecured consumer loans.
The ALLL reserve allocated to the commercial portfolio at March 31, 2016 decreased $0.2 million compared to December 31, 2015. The decrease was driven primarily by the release of impairment reserves associated with one large commercial loan charge-off.
The ALLL reserve allocated to the commercial real estate portfolio at March 31, 2016 decreased $1.6 million compared to December 31, 2015. The decrease was due to a reduction in the impairment reserve, and marginal improvement in the qualitative and environmental factors.

The following table provides detail of activity in the ALLL:

	At or for the three months ended March 31,
(In thousands)	2016	2015
Beginning balance	$174,990	$159,264
Provision	15,600	9,750
Charge-offs:
Residential	(1,594)	(1,955)
Consumer	(4,421)	(4,296)
Commercial	(11,208)	(255)
Commercial real estate	(1,526)	(3,153)
Equipment financing	(151)	(15)
Total charge-offs	(18,900)	(9,674)
Recoveries:
Residential	721	108
Consumer	1,214	1,162
Commercial	457	1,015
Commercial real estate	74	202
Equipment financing	45	143
Total recoveries	2,511	2,630
Net charge-offs	(16,389)	(7,044)
Ending balance	$174,201	$161,970
Net charge-offs for the three months ended March 31, 2016 were $16.4 million, consisting of $0.9 million in net charge-offs for residential loans, $3.2 million in net charge-offs for consumer loans, $1.5 million in net charge-offs for commercial real estate loans and $10.8 million in net charge-offs for commercial loans. Net charge-offs increased by $9.3 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is due to a charge-off on one large commercial loan which has been impaired for the past year.
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2016	2015
Residential	0.09%	0.21%
Consumer	0.47	0.49
Commercial	0.99	(0.08)
Commercial real estate	0.14	0.33
Equipment financing	0.07	(0.09)
Total net charge-offs to total average loans and leases (1)	0.41%	0.20%

(1)	Calculated based on period to date net charge-offs (recoveries), annualized.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for liquidity and funding purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $137.6 million of FHLB capital stock, at both March 31, 2016 and December 31, 2015, for its membership and for outstanding advances and other extensions of credit. On March 2, 2016, the FHLB paid a cash dividend equal to an annual yield of 3.42%.
Additionally, Webster Bank is required to hold Federal Reserve Bank of Boston ("FRB") stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2016 and December 31, 2015, Webster Bank held $50.7 million of FRB capital stock. The FRB pays a dividend of 6% annualized. Beginning in 2016, the semi-annual dividend payment will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs of our consumer and business customers throughout 180 banking centers within our primary market area.
Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation ("FDIC") regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives. Total deposits were $18.7 billion at March 31, 2016 compared to $18.0 billion at December 31, 2015. The increase is predominately related to money market up $0.4 billion and health savings accounts up $0.3 billion See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At March 31, 2016 and December 31, 2015, FHLB advances totaled $2.4 billion and $2.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.4 billion at March 31, 2016 compared to $1.2 billion at December 31, 2015. Webster Bank also had additional borrowing capacity at the FRB of $0.6 billion and $0.7 billion at March 31, 2016 and December 31, 2015, respectively. In addition, unpledged securities of $4.3 billion could have been used to increase borrowing capacity by $3.7 billion at the FHLB or $3.7 billion at the FRB, or alternatively used as collateral for other borrowings such as repurchase agreements at March 31, 2016.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.5 billion at March 31, 2016 compared to $4.0 billion at December 31, 2015. Borrowings represented 14.0% and 16.4% of total assets at March 31, 2016 and December 31, 2015, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the holding company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2016 as compared to $35.9 million for the three months ended March 31, 2015, the result of an additional $27.1 million in cash collateral requirements related to derivative activity.

Holding Company Liquidity. Webster’s primary source of liquidity at the holding company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the holding company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2015 Form 10-K. At March 31, 2016, there was $259.4 million of retained earnings available for the payment of dividends by Webster Bank to the holding company. Webster Bank paid $30 million in dividends to the holding company during the three months ended March 31, 2016.
Webster periodically repurchases common shares to fund employee compensation plans. In addition, the Company has a common stock repurchase program authorized by the Board of Directors. The Company records the repurchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2016, a total of 483,105 shares of common stock were repurchased at a cost of approximately $15.6 million, of which 133,105 shares were purchased to fund employee compensation plans at a cost of approximately $4.4 million, and 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $11.2 million. At March 31, 2016, there was $15.5 million of remaining repurchase authority under the common stock repurchase program.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings accounts, money market, and time deposits. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 84.7% and 87.3% at March 31, 2016 and December 31, 2015, respectively.
Webster Bank is required by regulations adopted by the Office of the Comptroller of the Currency ("OCC") to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2016. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2016, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the three months ended March 31, 2016, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100, 200 and 300 basis points. Webster was within Board policy for all scenarios. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100, 200 and 300 basis points. Based on the historic lows in short-term interest rates at March 31, 2016 and December 31, 2015, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting March 31, 2016 and December 31, 2015, might have on Webster’s net interest income ("NII") for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2016	N/A	N/A	1.6%	3.2%
December 31, 2015	N/A	N/A	1.6%	3.2%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting March 31, 2016 and December 31, 2015, might have on Webster’s pre-tax, pre-provision earnings ("PPNR") for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2016	N/A	N/A	1.9%	3.9%
December 31, 2015	N/A	N/A	1.9%	4.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of March 31, 2016 and December 31, 2015 assumed a Fed Funds rate of 0.5%. Asset sensitivity for both NII and PPNR were essentially unchanged on March 31, 2016 as compared to December 31, 2015. Since the Fed Funds rate was at 0.5% on March 31, 2016, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting March 31, 2016 and December 31, 2015:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2016	N/A	N/A	—%	0.4%	(5.0)%	(2.1)%	1.9%	3.3%
December 31, 2015	N/A	N/A	0.2%	0.8%	(4.2)%	(1.8)%	1.5%	2.7%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2016 and December 31, 2015:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2016	N/A	N/A	(0.9)%	(1.1)%	(9.0)%	(3.6)%	3.6%	6.1%
December 31, 2015	N/A	N/A	(0.5)%	(0.3)%	(6.9)%	(3.0)%	2.7%	5.0%

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
Sensitivity to the short end of the yield curve for NII and PPNR was less positive from December 31, 2015 as increases in forecast loan and investment balances were partially offset by an increase in forecast deposits. Sensitivity to decreases in the long end of the yield curve was more negative than at December 31, 2015 in both NII and PPNR due to increased forecast prepayment speeds in the residential loan and investment portfolios.
Conversely, sensitivity to increases in the long end of the yield curve was more positive than December 31, 2015 in both NII and PPNR due to increased forecast prepayment speeds in the residential loan and investment portfolios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2016 and December 31, 2015 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
March 31, 2016
Assets	$24,935,509	$24,757,466	N/A	$(503,614)
Liabilities	22,497,542	21,985,628	N/A	(587,577)
Total	$2,437,967	$2,771,838	N/A	$83,963
Net change as % base net economic value				3.0%

December 31, 2015
Assets	$24,642,887	$24,407,172	N/A	$(490,190)
Liabilities	22,227,316	21,484,973	N/A	(553,740)
Total	$2,415,571	$2,922,199	N/A	$63,550
Net change as % base net economic value				2.2%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.1 years at March 31, 2016. At December 31, 2015, the duration gap was negative 1.0 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. Webster's duration gap is essentially unchanged as of March 31, 2016 compared to December 31, 2015.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2016 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2016, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
January 1-31, 2016	265,448	$31.83	263,711	$18,302,433	10,317	$15.74
February 1-29, 2016	217,068	33.00	86,289	15,488,842	—	—
March 1-31, 2016	589	34.39	—	15,488,842	—	—
Total	483,105	32.36	350,000	15,488,842	10,317	15.74

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

Of the total number of shares purchased during the three months ended March 31, 2016, 133,105 shares were purchased outside of the repurchase program, at market prices, to fund equity compensation plans.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. There remain 53,027 outstanding warrants to purchase a share (1:1) of the Company's common stock, which carry an exercise price of $18.28 per share and expire on November 21, 2018.

Restrictions on Dividends
Holders of the Company's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on certain federal regulatory considerations. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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
Not applicable
ITEM 6. EXHIBITS
The exhibits to this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 9, 2016	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: May 9, 2016	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2016	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		8-K	3.1	4/29/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.