Form 10-Q
period 2016-06-30
WEBSTER FINANCIAL CORP
filed 2016-08-09
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
Commission File Number: 001-31486
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 29, 2016 was 91,674,484.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Webster Financial Corporation's Asset/Liability Management Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CCRP	Composite Credit Risk Profile
CDI	Core deposit intangible assets
CET1 capital	Common Equity Tier 1 Capital as defined by Basel III capital rules
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Financial Industry Regulatory Authority
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRB	Board of Governors that oversee the Federal Reserve System and establishes monetary policy
FTP	Funds Transfer Pricing, a matched maturity funding concept used by Webster Financial Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
ISDA	International Swap Derivative Association
LBP	Look back period
LEP	Loss emergence period
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/(L)	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPNR	Pre-tax, pre-provision earnings
RPA	Risk participation agreements
SEC	United States Securities and Exchange Commission
Series E Preferred Stock	Webster Financial Corporation's 6.40% Non-Cumulative Perpetual Preferred Stock, par value $0.01, Series E, $25,000 liquidation preference
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructurings, as defined in ASC 310-40
VIE	Variable interest entities, as defined in ASC 810-10
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries
WIS	Webster Investment Services, Inc., a wholly-owned subsidiary of Webster Bank

ii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$224,964	$199,693
Interest-bearing deposits	38,091	155,907
Securities available-for-sale	2,921,950	2,984,631
Securities held-to-maturity (fair value of $4,027,754 and $3,961,534)	3,920,974	3,923,052
Federal Home Loan Bank and Federal Reserve Bank stock	185,104	188,347
Loans held for sale (valued under fair value option $53,163 and $0)	53,353	37,091
Loans and leases	16,272,029	15,671,735
Allowance for loan and lease losses	(180,428)	(174,990)
Loans and leases, net	16,091,601	15,496,745
Deferred tax asset, net	79,886	101,578
Premises and equipment, net	134,482	129,426
Goodwill	538,373	538,373
Other intangible assets, net	36,249	39,326
Cash surrender value of life insurance policies	510,410	503,093
Accrued interest receivable and other assets	385,029	343,856
Total assets	$25,120,466	$24,641,118
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,958,484	$3,713,063
Interest-bearing	14,869,984	14,239,715
Total deposits	18,828,468	17,952,778
Securities sold under agreements to repurchase and other borrowings	899,691	1,151,400
Federal Home Loan Bank advances	2,463,057	2,664,139
Long-term debt	225,387	225,260
Accrued expenses and other liabilities	226,897	233,581
Total liabilities	22,643,500	22,227,158
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,651,601 shares)	937	937
Paid-in capital	1,125,446	1,124,325
Retained earnings	1,365,549	1,315,948
Treasury stock, at cost (2,173,044 and 2,090,409 shares)	(80,165)	(71,854)
Accumulated other comprehensive loss, net of tax	(57,511)	(78,106)
Total shareholders' equity	2,476,966	2,413,960
Total liabilities and shareholders' equity	$25,120,466	$24,641,118
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income:
Interest and fees on loans and leases	$152,171	$135,694	$301,979	$266,417
Taxable interest and dividends on securities	45,311	46,857	93,350	94,509
Non-taxable interest on securities	4,656	3,987	8,871	8,014
Loans held for sale	293	432	566	942
Total interest income	202,431	186,970	404,766	369,882
Interest Expense:
Deposits	12,374	11,533	24,673	23,075
Securities sold under agreements to repurchase and other borrowings	3,379	4,186	7,552	8,573
Federal Home Loan Bank advances	7,291	5,329	14,538	10,150
Long-term debt	2,482	2,411	4,946	4,809
Total interest expense	25,526	23,459	51,709	46,607
Net interest income	176,905	163,511	353,057	323,275
Provision for loan and lease losses	14,000	12,750	29,600	22,500
Net interest income after provision for loan and lease losses	162,905	150,761	323,457	300,775
Non-interest Income:
Deposit service fees	34,894	33,933	69,819	66,218
Loan and lease related fees	7,074	5,729	12,749	11,408
Wealth and investment services	7,204	8,784	14,399	16,673
Mortgage banking activities	2,945	2,517	5,574	4,078
Increase in cash surrender value of life insurance policies	3,664	3,197	7,317	6,349
Gain on sale of investment securities, net	94	486	414	529
Impairment loss on securities recognized in earnings	—	—	(149)	—
Other income	9,200	4,599	17,326	11,551
Total non-interest income	65,075	59,245	127,449	116,806
Non-interest Expense:
Compensation and benefits	80,231	74,043	160,540	144,907
Occupancy	14,842	11,680	29,095	25,276
Technology and equipment	19,376	20,315	39,314	39,560
Intangible assets amortization	1,523	1,843	3,077	3,131
Marketing	4,669	4,245	9,593	8,421
Professional and outside services	3,754	2,875	6,565	5,328
Deposit insurance	6,633	5,492	13,419	11,733
Other expense	21,750	17,044	43,620	33,268
Total non-interest expense	152,778	137,537	305,223	271,624
Income before income tax expense	75,202	72,469	145,683	145,957
Income tax expense	24,599	20,426	48,033	44,410
Net income	50,603	52,043	97,650	101,547
Preferred stock dividends and other	(2,205)	(2,224)	(4,368)	(5,014)
Earnings applicable to common shareholders	$48,398	$49,819	$93,282	$96,533

Earnings per common share:

Basic	$0.53	$0.55	$1.02	$1.07
Diluted	0.53	0.55	1.02	1.06
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$50,603	$52,043	$97,650	$101,547
Other comprehensive income (loss), net of tax:
Total available-for-sale and transferred securities	11,265	(13,927)	18,770	(6,960)
Total derivative instruments	526	2,331	(426)	561
Total defined benefit pension and other postretirement benefit plans	1,095	991	2,251	1,965
Other comprehensive income (loss), net of tax	12,886	(10,605)	20,595	(4,434)
Comprehensive income	$63,489	$41,438	$118,245	$97,113
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	97,650	—	—	97,650
Other comprehensive income, net of tax	—	—	—	—	—	20,595	20,595
Dividends and dividend equivalents declared on common stock $0.48 per share	—	—	70	(44,124)	—	—	(44,054)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Stock-based compensation, net of tax impact	—	—	2,265	123	5,254	—	7,642
Exercise of stock options	—	—	(1,051)	—	2,824	—	1,773
Common shares acquired related to stock compensation plan activity	—	—	—	—	(5,183)	—	(5,183)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at June 30, 2016	$122,710	$937	$1,125,446	$1,365,549	$(80,165)	$(57,511)	$2,476,966

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	101,547	—	—	101,547
Other comprehensive loss, net of tax	—	—	—	—	—	(4,434)	(4,434)
Dividends and dividend equivalents declared on common stock $0.43 per share	—	—	56	(39,051)	—	—	(38,995)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,384	(672)	5,257	—	6,969
Exercise of stock options	—	—	(2,047)	—	4,524	—	2,477
Common shares acquired related to stock compensation plan activity	—	—	—	—	(4,074)	—	(4,074)
Common stock repurchase program	—	—	—	—	(2,625)	—	(2,625)
Balance at June 30, 2015	$122,710	$936	$1,124,498	$1,259,412	$(67,844)	$(60,695)	$2,379,017
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2016	2015
Operating Activities:
Net income	$97,650	$101,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	29,600	22,500
Deferred tax expense (benefit)	10,632	(1,255)
Depreciation and amortization	17,930	16,872
Amortization of earning assets and funding, premium/discount, net	27,449	27,323
Stock-based compensation	5,614	5,276
Gain on sale, net of write-down, on foreclosed and repossessed assets	(791)	(2)
Gain on sale, net of write-down, on premises and equipment	(20)	(315)
Impairment loss on securities recognized in earnings	149	—
Gain on the sale of investment securities, net	(414)	(529)
Increase in cash surrender value of life insurance policies	(7,317)	(6,349)
Mortgage banking activities	(5,574)	(4,078)
Proceeds from sale of loans held for sale	170,572	208,499
Origination of loans held for sale	(182,329)	(234,252)
Net increase in accrued interest receivable and other assets	(42,473)	(16,878)
Net decrease in accrued expenses and other liabilities	(23,624)	(17,549)
Net cash provided by operating activities	97,054	100,810
Investing Activities:
Net decrease (increase) in interest-bearing deposits	117,816	(9,388)
Purchases of available for sale securities	(428,991)	(449,616)
Proceeds from maturities and principal payments of available for sale securities	271,331	347,637
Proceeds from sales of available for sale securities	259,004	63,143
Purchases of held-to-maturity securities	(311,420)	(570,091)
Proceeds from maturities and principal payments of held-to-maturity securities	298,796	364,292
Net proceeds of Federal Home Loan Bank stock	3,243	13,000
Net increase in loans	(640,922)	(896,287)
Proceeds from sale of loans not originated for sale	11,743	32,915
Proceeds from life insurance policies	—	3,912
Proceeds from the sale of foreclosed and repossessed assets	4,671	6,341
Proceeds from the sale of premises and equipment	750	650
Purchases of premises and equipment	(20,639)	(15,849)
Acquisition of business, net cash acquired	—	1,396,414
Net cash (used for) provided by investing activities	(434,618)	287,073
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2016	2015
Financing Activities:
Net increase in deposits	875,997	195,685
Proceeds from Federal Home Loan Bank advances	10,125,000	6,175,000
Repayments of Federal Home Loan Bank advances	(10,326,076)	(6,525,139)
Net decrease in securities sold under agreements to repurchase and other borrowings	(251,709)	(236,252)
Dividends paid to common shareholders	(43,791)	(38,830)
Dividends paid to preferred shareholders	(4,048)	(4,663)
Exercise of stock options	1,773	2,477
Excess tax benefits from stock-based compensation	2,241	1,927
Common shares acquired related to stock compensation plan activity	(5,183)	(4,074)
Common stock repurchase program	(11,206)	(2,625)
Common stock warrants repurchased	(163)	—
Net cash provided by (used for) financing activities	362,835	(436,494)
Net increase (decrease) in cash and due from banks	25,271	(48,611)
Cash and due from banks at beginning of period	199,693	213,914
Cash and due from banks at end of period	$224,964	$165,303

Supplemental disclosure of cash flow information:
Interest paid	$51,527	$47,219
Income taxes paid	43,093	58,146
Noncash investing and financing activities:
Transfer of loans from portfolio to loans-held-for-sale	$11,892	$—
Transfer of loans and leases to foreclosed properties and repossessed assets	3,285	4,792
Deposits assumed in business acquisition	—	1,446,899
Preferred stock conversion	—	28,939
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At June 30, 2016, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP. The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016.
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
Correction of Immaterial Errors Related to Prior Periods
During the current period, the Company identified immaterial errors, impacting the quarter ended March 31, 2015 through the quarter ended March 31, 2016, relating to the reporting of certain fee accruals and certain expenses within the Company's HSA Bank segment. The Company determined that such fee and expense accruals were not accurately reported. As a result, deposit service fees were overstated and technology and equipment expense was understated. The Company reviewed the impact of the errors on prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality and ASC 250, Accounting Changes and Error Corrections, and determined that the errors, individually and in the aggregate, were immaterial to all prior periods impacted. While the errors were immaterial, the Company has elected to correct the previously reported amounts as shown below. The errors had no effect on individual customer's accounts.

The effects of correcting the immaterial errors in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income are summarized in the following tables:
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2016	December 31, 2015	September 30, 2015 (1)	June 30, 2015 (1)	March 31, 2015 (1)
As Reported
Accrued interest receivable and other assets	$415,552	$345,625	$341,132	$302,603	$319,922
Accrued expenses and other liabilities	274,416	233,739	187,632	172,193	257,556
Retained earnings	1,342,930	1,317,559	1,288,261	1,260,090	1,230,816

As Revised
Accrued interest receivable and other assets	$412,134	$343,856	$340,033	$301,666	$319,593
Accrued expenses and other liabilities	274,179	233,581	187,377	171,934	257,444
Retained earnings	1,339,749	1,315,948	1,287,417	1,259,412	1,230,599
(1) As reported balances have been updated to reflect the correction of an immaterial error, relating to accounting for cash collateral associated with derivative instruments, and the adoption of ASU No. 2015-03, Interest-Imputation of Interest, as previously reported in the Company's March 31, 2016 Form 10-Q quarterly report, filed with the SEC on May 9, 2016. The impact of this previously reported error to the net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows was a $7.3 million increase for the six months ended June 30, 2015.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended	Full Year	Three months ended
(In thousands)	March 31, 2016	December 31, 2015	December 31, 2015 (2)	September 30, 2015	June 30, 2015	March 31, 2015
Consolidated:
As Reported
Deposit service fees	$36,382	$136,578	$34,231	$35,229	$34,493	$32,625
Other income	8,319	23,573	6,474	5,513	4,645	6,941
Technology and equipment	19,235	80,026	19,218	21,336	20,224	19,248
Income tax expense	24,217	93,976	24,146	25,075	20,663	24,092
Net income	48,617	206,340	52,579	51,536	52,503	49,722
Earnings per common share:
Basic	$0.51	$2.17	$0.55	$0.54	$0.55	$0.52
Diluted	0.51	2.15	0.55	0.54	0.55	0.52

As Revised
Deposit service fees	$34,925	$135,058	$33,676	$35,164	$33,933	$32,285
Other income	8,126	23,327	6,361	5,415	4,599	6,952
Technology and equipment	19,938	80,813	19,834	21,419	20,315	19,245
Income tax expense	23,434	93,032	23,627	24,995	20,426	23,984
Net income	47,047	204,730	51,813	51,370	52,043	49,504
Earnings per common share:
Basic	$0.49	$2.15	$0.54	$0.54	$0.55	$0.52
Diluted	0.49	2.13	0.54	0.53	0.55	0.51

HSA Segment:
As Reported
Net income	$11,995	$39,173	$11,146	$9,564	$9,936	$8,527

As Revised
Net income	$10,424	$37,446	$10,284	$9,404	$9,448	$8,310
(2) For the purpose of comparison, amounts for the three months ended December 31, 2015 have been included in the above table although the balances were not previously included in the Consolidated Statements of Income, contained within the Company's 2015 Form 10-K, filed with the SEC on February 29, 2016.

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
Financial Accounting Standards Board Standards Adopted during 2016
Effective January 1, 2016, the following new accounting guidance was adopted by the Company:

•	ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis;

•	ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs;

•
ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force); and

•	ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement - Period Adjustments.
As a result of ASU No. 2015-02, the Company did not identify any additional investments requiring consolidation, however, additional disclosures of VIEs are included in Note 3: Variable Interest Entities.
The adoption of these accounting standards did not have a material impact on the Company's financial statements.
Financial Accounting Standards Board Standards Issued but not yet Adopted
The following table identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

ASU	Description	Effective Date and Financial Statement Impact
ASU No. 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.
The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

The Change from an “incurred loss” method to an “expected loss” method represents a fundamental shift from existing GAAP, and may result in material changes to the Company's accounting for credit losses on financial instruments. The Company is evaluating the effect that this ASU will have on its financial statements and related disclosures. The ASU will be effective for the Company as of January 1, 2020.

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

ASU	Description	Effective Date and Financial Statement Impact
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606)
A single comprehensive model has been established for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under GAAP and International Financial Reporting Standards. The five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017.
The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.

Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At June 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$984	$—	$—	$984	$924	$—	$—	$924
Agency CMO	471,442	9,889	(746)	480,585	546,168	5,532	(2,946)	548,754
Agency MBS	1,020,733	10,815	(3,192)	1,028,356	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	317,146	4,238	(40)	321,344	215,670	639	(959)	215,350
CMBS	487,778	6,168	(2,539)	491,407	574,686	7,485	(2,905)	579,266
CLO	464,350	1,116	(3,346)	462,120	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,264	—	(5,491)	36,773	42,168	—	(4,998)	37,170
Corporate debt securities	97,780	2,601	—	100,381	104,031	2,290	—	106,321
Equities - financial services	—	—	—	—	3,499	—	(921)	2,578
Securities available-for-sale	$2,902,477	$34,827	$(15,354)	$2,921,950	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$356,143	$6,758	$(99)	$362,802	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	1,990,269	49,094	(1,900)	2,037,463	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	658,551	18,939	—	677,490	686,086	4,253	(325)	690,014
Municipal bonds and notes	548,955	20,865	(21)	569,799	435,905	12,019	(417)	447,507
CMBS	364,644	13,133	(9)	377,768	360,018	5,046	(2,704)	362,360
Private Label MBS	2,412	20	—	2,432	3,373	46	—	3,419
Securities held-to-maturity	$3,920,974	$108,809	$(2,029)	$4,027,754	$3,923,052	$63,894	$(25,412)	$3,961,534
Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken certain legal actions intended to bring CLOs into conformance with the Volcker rule as of June 30, 2016.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may be required to record a charge for OTTI in future periods.
The following table presents the changes in OTTI:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$3,437	$3,597	$3,288	$3,696
Reduction for securities sold or called	—	(419)	—	(518)
Additions for OTTI not previously recognized	—	—	149	—
Ending balance	$3,437	$3,178	$3,437	$3,178

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At June 30, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$6,303	$(6)	$77,025	$(740)	5	$83,328	$(746)
Agency MBS	38,822	(61)	298,687	(3,131)	47	337,509	(3,192)
Agency CMBS	24,813	(40)	—	—	2	24,813	(40)
CMBS	61,580	(1,159)	100,915	(1,380)	22	162,495	(2,539)
CLO	115,216	(944)	120,084	(2,402)	14	235,300	(3,346)
Single issuer trust preferred securities	4,177	(52)	32,596	(5,439)	8	36,773	(5,491)
Equities - financial services	—	—	—	—	—	—	—
Total available-for-sale in an unrealized loss position	$250,911	$(2,262)	$629,307	$(13,092)	98	$880,218	$(15,354)
Held-to-maturity:
Agency CMO	$—	$—	$20,179	$(99)	2	$20,179	$(99)
Agency MBS	2,503	(4)	377,495	(1,896)	30	379,998	(1,900)
Agency CMBS	—	—	—	—	—	—	—
Municipal bonds and notes	—	—	3,359	(21)	11	3,359	(21)
CMBS	1,589	(1)	8,044	(8)	2	9,633	(9)
Total held-to-maturity in an unrealized loss position	$4,092	$(5)	$409,077	$(2,024)	45	$413,169	$(2,029)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$195,369	$(2,195)	$26,039	$(751)	14	$221,408	$(2,946)
Agency MBS	481,839	(6,386)	351,911	(10,905)	84	833,750	(17,291)
Agency CMBS	124,241	(959)	—	—	7	124,241	(959)
CMBS	276,330	(2,879)	19,382	(26)	29	295,712	(2,905)
CLO	211,515	(2,709)	15,708	(561)	13	227,223	(3,270)
Single issuer trust preferred securities	4,087	(128)	33,083	(4,870)	8	37,170	(4,998)
Equities - financial services	2,578	(921)	—	—	1	2,578	(921)
Total available-for-sale in an unrealized loss position	$1,295,959	$(16,177)	$446,123	$(17,113)	156	$1,742,082	$(33,290)
Held-to-maturity:
Agency CMO	$143,364	$(1,304)	$27,928	$(754)	13	$171,292	$(2,058)
Agency MBS	551,918	(7,089)	470,828	(12,819)	87	1,022,746	(19,908)
Agency CMBS	110,864	(325)	—	—	7	110,864	(325)
Municipal bonds and notes	29,034	(130)	13,829	(287)	27	42,863	(417)
CMBS	142,382	(1,983)	30,129	(721)	18	172,511	(2,704)
Total held-to-maturity in an unrealized loss position	$977,562	$(10,831)	$542,714	$(14,581)	152	$1,520,276	$(25,412)

Impairment Analysis
The following impairment analysis by investment security type summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to be other-than-temporarily impaired at June 30, 2016.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $0.7 million on the Company’s investment in Agency CMO at June 30, 2016 compared to $2.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at June 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $3.2 million on the Company’s investment in Agency MBS at June 30, 2016 compared to $17.3 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at June 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency CMBS. There were unrealized losses of $40 thousand on the Company's investment in commercial mortgage-backed securities issued by government agencies at June 30, 2016, compared to $1.0 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2015.
CMBS. There were unrealized losses of $2.5 million on the Company’s investment in CMBS at June 30, 2016 compared to $2.9 million at December 31, 2015. The portfolio of mainly floating rate CMBS experienced decreased market spreads which resulted in higher market prices and smaller unrealized losses at June 30, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $3.3 million on the Company's investment in CLO's at June 30, 2016 and December 31, 2015. Unrealized losses were unchanged due to similar spreads for the CLO portfolio at June 30, 2016 compared to December 31, 2015. Contractual cash flows for these investments are performing as expected. The Company has taken certain legal actions intended to bring CLOs into conformance with the Volcker rule as of June 30, 2016.
Single Issuer Trust Preferred Securities. There were unrealized losses of $5.5 million on the Company's investment in single issuer trust preferred securities at June 30, 2016 compared to $5.0 million at December 31, 2015. Unrealized losses increased due to higher market spreads for this asset class which resulted in lower security prices compared to December 31, 2015. The single issuer trust preferred securities portfolio consists of four floating rate investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $0.1 million on the Company’s investment in Agency CMO at June 30, 2016 compared to $2.1 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at June 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $1.9 million on the Company’s investment in Agency MBS at June 30, 2016 compared to $19.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at June 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.

Municipal Bonds and Notes. There were unrealized losses of $21 thousand on the Company’s investment in municipal bonds and notes at June 30, 2016, compared to $417 thousand at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2015. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $9 thousand on the Company’s investment in CMBS at June 30, 2016 compared to $2.7 million at December 31, 2015. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions which resulted in higher security prices at June 30, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Proceeds from sales	$216,071	$34,965	$259,273	$34,965

Gross realized gains on sales	$2,504	$486	$2,891	$529
Less: Gross realized losses on sales	2,410	—	2,477	—
Gain on sale of investment securities, net	$94	$486	$414	$529
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At June 30, 2016

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$984	$984	$20,725	$20,838
Due after one year through five years	97,780	100,381	25,989	26,508
Due after five through ten years	516,512	516,139	39,146	40,512
Due after ten years	2,287,201	2,304,446	3,835,114	3,939,896
Total debt securities	$2,902,477	$2,921,950	$3,920,974	$4,027,754
For the maturity schedule above, mortgage-backed securities and CLO's, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties. At June 30, 2016, the Company had a carrying value of $1.1 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities do not reflect actual durations which are impacted by prepayments.
Securities with a carrying value totaling $2.2 billion at June 30, 2016 and $2.6 billion at December 31, 2015 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.
Note 3: Variable Interest Entities
A VIE is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that’s consistent with their investment in the entity. The Company evaluates each VIE to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE.
The Company will consolidate the VIE if it has:

•	the power to direct the activities of the VIE that most significantly affect the VIE's economic performance; and

•	an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.

Consolidated
Rabbi Trust. The Company has established a Rabbi Trust related to a deferred compensation plan offered to certain employees. Investments held in the Rabbi Trust primarily consist of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the underlying investments made by the trust as well as make funding decisions related to the trust and it has the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which the Company is not the manager. These securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO and single issuer trust preferred securities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment. Refer to Note 2: Investment Securities for additional information.
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
At June 30, 2016 and December 31, 2015, the aggregate carrying value of the Company's tax credit-finance investments were $24.0 million and $25.9 million, respectively. At June 30, 2016 and December 31, 2015, unfunded obligations, which are recognized as a component of accrued expenses and other liabilities, were $15.0 million and $16.5 million, respectively.
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
At June 30, 2016 and December 31, 2015, the aggregate carrying value of the Company's other investments in VIEs were $13.0 million and $12.1 million, respectively, and the total exposure of the Company's other investments, in VIEs, including unfunded commitments were $21.4 million and $19.0 million, respectively.
For a further description of the Company's accounting policies regarding consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015 included in its 2015 Form 10-K.
Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2016	At December 31, 2015
Residential	$4,156,665	$4,061,001
Consumer	2,728,452	2,702,560
Commercial	4,577,482	4,315,999
Commercial Real Estate	4,191,087	3,991,649
Equipment Financing	618,343	600,526
Loans and leases (1) (2)	$16,272,029	$15,671,735

(1)	Loans and leases include net deferred fees and net premiums and discounts of $20.0 million and $18.0 million at June 30, 2016 and December 31, 2015, respectively.

(2)	At June 30, 2016, the Company had pledged $6.1 billion of eligible residential and consumer loans as collateral to support borrowing capacity at the FHLB Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At June 30, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$7,497	$2,145	$—	$52,528	$62,170	$4,094,495	$4,156,665
Consumer:
Home equity	7,893	3,343	—	36,230	47,466	2,380,719	2,428,185
Other consumer	1,539	1,103	—	1,190	3,832	296,435	300,267
Commercial:
Commercial non-mortgage	1,813	242	5,739	28,662	36,456	3,761,980	3,798,436
Asset-based	—	—	—	—	—	779,046	779,046
Commercial real estate:
Commercial real estate	2,156	877	—	10,489	13,522	3,892,910	3,906,432
Commercial construction	—	—	—	3,450	3,450	281,205	284,655
Equipment financing	239	166	—	480	885	617,458	618,343
Total	$21,137	$7,876	$5,739	$133,029	$167,781	$16,104,248	$16,272,029

	At December 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$10,365	$4,703	$2,029	$54,201	$71,298	$3,989,703	$4,061,001
Consumer:
Home equity	9,061	4,242	—	37,337	50,640	2,402,758	2,453,398
Other consumer	1,390	615	—	560	2,565	246,597	249,162
Commercial:
Commercial non-mortgage	768	3,288	22	27,037	31,115	3,531,669	3,562,784
Asset-based	—	—	—	—	—	753,215	753,215
Commercial real estate:
Commercial real estate	1,624	625	—	16,767	19,016	3,673,408	3,692,424
Commercial construction	—	—	—	3,461	3,461	295,764	299,225
Equipment financing	543	59	—	706	1,308	599,218	600,526
Total	$23,751	$13,532	$2,051	$140,069	$179,403	$15,492,332	$15,671,735
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2016 and 2015, had the loans and leases been current in accordance with their original terms, totaled $3.0 million $5.4 million, $2.8 million and $3.0 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the ALLL:

	At or for the three months ended June 30, 2016
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$27,330	$41,636	$66,471	$33,318	$5,446	$174,201
Provision (benefit) charged to expense	(2,412)	4,682	10,560	1,087	83	14,000
Charge-offs	(638)	(4,556)	(3,525)	(995)	(70)	(9,784)
Recoveries	133	1,194	316	212	156	2,011
Balance, end of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428

	At or for the three months ended June 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$27,749	$42,616	$55,628	$30,549	$5,428	$161,970
Provision (benefit) charged to expense	(2,194)	995	12,625	1,258	66	12,750
Charge-offs	(1,461)	(3,853)	(2,541)	(1,091)	(15)	(8,961)
Recoveries	369	1,049	529	52	102	2,101
Balance, end of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860

	At or for the six months ended June 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Provision (benefit) charged to expense	(85)	7,473	21,096	968	148	29,600
Charge-offs	(2,232)	(8,977)	(14,733)	(2,521)	(221)	(28,684)
Recoveries	854	2,408	773	286	201	4,522
Balance, end of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428
Individually evaluated for impairment	$10,018	$3,027	$6,422	$1,649	$17	$21,133
Collectively evaluated for impairment	$14,395	$39,929	$67,400	$31,973	$5,598	$159,295

Loan and lease balances:
Individually evaluated for impairment	$127,965	$47,576	$59,550	$32,208	$421	$267,720
Collectively evaluated for impairment	4,028,700	2,680,876	4,517,932	4,158,879	617,922	16,004,309
Loans and leases	$4,156,665	$2,728,452	$4,577,482	$4,191,087	$618,343	$16,272,029

	At or for the six months ended June 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	1,950	3,227	15,379	2,656	(712)	22,500
Charge-offs	(3,416)	(8,149)	(2,796)	(4,244)	(30)	(18,635)
Recoveries	477	2,211	1,544	254	245	4,731
Balance, end of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860
Individually evaluated for impairment	$10,592	$3,564	$11,703	$4,824	$6	$30,689
Collectively evaluated for impairment	$13,871	$37,243	$54,538	$25,944	$5,575	$137,171

Loan and lease balances:
Individually evaluated for impairment	$138,810	$49,119	$54,811	$59,063	$120	$301,923
Collectively evaluated for impairment	3,694,680	2,557,320	3,967,094	3,711,189	545,320	14,475,603
Loans and leases	$3,833,490	$2,606,439	$4,021,905	$3,770,252	$545,440	$14,777,526

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At June 30, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$140,099	$127,965	$22,310	$105,655	$10,018
Consumer	53,265	47,576	24,409	23,167	3,027
Commercial	64,798	59,550	22,059	37,491	6,422
Commercial real estate:
Commercial real estate	28,695	27,816	9,181	18,635	1,648
Commercial construction	5,450	4,392	4,380	12	1
Equipment financing	636	421	—	421	17
Total	$292,943	$267,720	$82,339	$185,381	$21,133

	At December 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$148,144	$134,448	$23,024	$111,424	$10,364
Consumer	56,680	48,425	25,130	23,295	3,477
Commercial	67,116	56,581	31,600	24,981	5,197
Commercial real estate:
Commercial real estate	36,980	33,333	9,204	24,129	3,160
Commercial construction	7,010	5,962	5,939	23	3
Equipment financing	612	422	328	94	3
Total	$316,542	$279,171	$95,225	$183,946	$22,204
The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2016			2015			2016			2015
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$129,049	$1,124	$297	$140,024	$1,149	$301	$131,207	$2,239	$614	$140,834	$2,208	$557
Consumer	47,836	344	257	50,037	362	274	48,001	693	516	49,807	723	556
Commercial	62,199	475	—	52,324	247	—	58,066	947	—	45,741	674	—
Commercial real estate:
Commercial real estate	28,737	149	—	60,071	357	—	30,575	297	—	74,594	887	—
Commercial construction	5,177	34	—	6,160	33	—	5,177	69	—	6,166	66	—
Equipment financing	717	1	—	376	2	—	422	2	—	376	13	—
Total	$273,715	$2,127	$554	$308,992	$2,150	$575	$273,448	$4,247	$1,130	$317,518	$4,571	$1,113

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a CCRP. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial positions and outlooks, risk profiles, and the related collateral and structural positions. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2016	At December 31, 2015	At June 30, 2016	At December 31, 2015	At June 30, 2016	At December 31, 2015
(1) - (6) Pass	$4,256,800	$4,023,255	$4,036,504	$3,857,019	$600,389	$586,445
(7) Special Mention	120,395	70,904	62,502	55,030	30	1,628
(8) Substandard	199,404	220,389	91,878	79,289	17,924	12,453
(9) Doubtful	883	1,451	203	311	—	—
Total	$4,577,482	$4,315,999	$4,191,087	$3,991,649	$618,343	$600,526
For residential and consumer loans, the Company considers factors such as past due status, updated FICO scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The trend data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Accrual status	$168,030	$171,784
Non-accrual status	79,468	100,906
Total recorded investment of TDRs (1)	$247,498	$272,690
Accruing TDRs performing under modified terms more than one year	56.5%	55.0%
Specific reserves for TDRs included in the balance of ALLL	$18,008	$21,405
Additional funds committed to borrowers in TDR status	2,307	1,133
(1) Total recorded investment of TDRs excludes $1.0 million and $1.1 million of accrued interest receivable at June 30, 2016 and December 31, 2015, respectively.
In the three and six months ended June 30, 2016 and 2015, Webster charged off $3.3 million, $14.9 million, $2.0 million and $5.9 million, respectively, for the portion of TDRs deemed to be uncollectible.
TDRs may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	2	$338	6	$958	7	$1,002	15	$2,303
Adjusted Interest Rate	—	—	1	304	1	236	1	304
Maturity/Rate Combined	7	895	4	464	7	895	14	2,132
Other (2)	8	1,476	11	1,257	15	2,891	14	1,793
Consumer:
Extended Maturity	6	193	1	140	7	292	5	639
Adjusted Interest Rate	—	—	—	—	—	—	—	—
Maturity/Rate Combined	4	359	—	—	8	659	8	444
Other (2)	22	839	9	398	29	1,177	30	1,730
Commercial:
Extended Maturity	—	—	2	223	9	14,649	3	256
Adjusted Interest Rate	—	—	1	24	—	—	1	24
Maturity/Rate Combined	1	644	2	165	2	648	4	297
Other (2)	3	64	4	6,290	7	374	4	6,290
Commercial real estate:
Extended Maturity	—	—	—	—	—	—	—	—
Maturity/Rate Combined	—	—	1	43	1	444	1	43
Other (2)	—	—	—	—	1	509	—	—
Equipment Financing
Extended Maturity	—	—	—	—	1	4	—	—
Total TDRs	53	$4,808	42	$10,266	95	$23,780	100	$16,255
(1) Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2) Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	1	$54	—	$—	1	$54	—	$—
Consumer	1	18	1	327	1	18	2	356
Commercial	1	1,363	—	—	1	1,363	—	—
Commercial real estate	—	—	1	10,889	—	—	1	10,889
Total	3	$1,435	2	$11,216	3	$1,435	3	$11,245
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2016	At December 31, 2015
(1) - (6) Pass	$11,813	$12,970
(7) Special Mention	2,927	2,999
(8) Substandard	57,043	72,132
(9) Doubtful	175	1,717
Total	$71,958	$89,818

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
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects management’s evaluation of the identity of the counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact the reserve. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$1,119	$1,082	$1,192	$1,059
(Benefit) provision charged to expense	(127)	38	(102)	61
Repurchased loans and settlements charged off	—	—	(98)	—
Ending balance	$992	$1,120	$992	$1,120
The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Residential mortgage loans held for sale:
Proceeds from sale	$85,411	$131,604	$170,572	$208,499
Net gain on sale	1,820	2,517	3,425	4,078
Fair value option adjustment	1,125	—	2,149	—
Loans sold with servicing rights retained	78,644	124,845	158,005	194,110
The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at both June 30, 2016 and December 31, 2015.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold at carrying value, for cash proceeds of $11.7 million for certain commercial loans and $32.9 million for certain consumer loans for the six months ended June 30, 2016 and 2015, respectively.

Note 6: Goodwill and Other Intangible Assets
There was no change in the carrying amounts for goodwill during the period. See the "Segment Results" section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for goodwill allocated by reportable segment.
The gross carrying amount and accumulated amortization of CDI and customer relationships included in reportable segments are as follows:

	At June 30, 2016			At December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(49,039)	$381	$49,420	$(48,277)	$1,143
HSA Bank:
CDI	22,000	(4,776)	17,224	22,000	(3,269)	18,731
Customer relationships	21,000	(2,356)	18,644	21,000	(1,548)	19,452
Total HSA Bank	43,000	(7,132)	35,868	43,000	(4,817)	38,183
Total other intangible assets	$92,420	$(56,171)	$36,249	$92,420	$(53,094)	$39,326
As of June 30, 2016, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2016	$2,575
2017	4,062
2018	3,847
2019	3,847
2020	3,847
Thereafter	18,071

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2016	At December 31, 2015
Non-interest-bearing:
Demand	$3,958,484	$3,713,063
Interest-bearing:
Checking	2,438,661	2,369,971
Health savings accounts	4,155,760	3,802,313
Money market	1,987,295	1,933,460
Savings	4,287,078	4,047,817
Time deposits	2,001,190	2,086,154
Total interest-bearing	14,869,984	14,239,715
Total deposits	$18,828,468	$17,952,778

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$880,740	$910,304
Time deposits, included in above balance, that meet or exceed the FDIC limit	472,519	542,206
Deposit overdrafts reclassified as loan balances	1,663	1,356
The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2016
Remainder of 2016	$513,435
2017	504,707
2018	287,717
2019	458,927
2020	178,959
Thereafter	57,445
Total time deposits	$2,001,190

Note 8: Borrowings
Total borrowings of $3.6 billion at June 30, 2016 and $4.0 billion at December 31, 2015 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At June 30, 2016	At December 31, 2015
Securities sold under agreements to repurchase:
Original maturity of one year or less	$337,691	$334,400
Original maturity of greater than one year, non-callable	400,000	500,000
Total securities sold under agreements to repurchase	737,691	834,400
Fed funds purchased	162,000	317,000
Securities sold under agreements to repurchase and other borrowings	$899,691	$1,151,400
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
The following table provides information for FHLB advances:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,750,000	0.52%	$2,025,934	0.55%
After 1 but within 2 years	50,500	1.10	500	5.66
After 2 but within 3 years	175,000	1.45	200,000	1.36
After 3 but within 4 years	153,026	1.58	103,026	1.54
After 4 but within 5 years	175,000	1.72	175,000	1.77
After 5 years	159,513	1.62	159,655	1.60
	2,463,039	0.82%	2,664,115	0.79%
Premiums on advances	18		24
Federal Home Loan Bank advances	$2,463,057		$2,664,139

Aggregate carrying value of assets pledged as collateral	$5,613,067		$5,719,746
Remaining borrowing capacity	1,298,182		1,203,057
Webster Bank was in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and consumer loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2016	At December 31, 2015
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(904)	(964)
Debt issuance cost on senior fixed-rate notes (2)		(1,029)	(1,096)
Long-term debt		$225,387	$225,260

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.61% at June 30, 2016 and 3.48% at December 31, 2015.

(2)
In accordance with the adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, debt issuance cost is accounted for as a reduction to Long-term debt. Previously debt issuance cost was included in "Accrued interest receivable and other assets" within the accompanying Condensed Consolidated Balance Sheets.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in AOCL, net of tax by component:

	Three months ended June 30, 2016				Six months ended June 30, 2016
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$1,098	$(23,932)	$(47,563)	$(70,397)	$(6,407)	$(22,980)	$(48,719)	$(78,106)
OCI(L) before reclassifications	11,324	(758)	438	11,004	18,938	(3,210)	639	16,367
Amounts reclassified from AOCL	(59)	1,284	657	1,882	(168)	2,784	1,612	4,228
Net current-period OCI(L)	11,265	526	1,095	12,886	18,770	(426)	2,251	20,595
Ending balance	$12,363	$(23,406)	$(46,468)	$(57,511)	$12,363	$(23,406)	$(46,468)	$(57,511)

	Three months ended June 30, 2015				Six months ended June 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$23,388	$(27,300)	$(46,178)	$(50,090)	$16,421	$(25,530)	$(47,152)	$(56,261)
OCI(L) before reclassifications	(13,618)	942	515	(12,161)	(6,624)	(2,156)	1,051	(7,729)
Amounts reclassified from AOCL	(309)	1,389	476	1,556	(336)	2,717	914	3,295
Net current-period OCI(L)	(13,927)	2,331	991	(10,605)	(6,960)	561	1,965	(4,434)
Ending balance	$9,461	$(24,969)	$(45,187)	$(60,695)	$9,461	$(24,969)	$(45,187)	$(60,695)
The following tables provide information for the items reclassified from AOCL, net of tax:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2016	2015	2016	2015

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$94	$486	$414	$529	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	—	—	(149)	—	Impairment loss recognized in earnings
Tax expense	(35)	(177)	(97)	(193)	Income tax expense
Net of tax	$59	$309	$168	$336
Derivative instruments:
Cash flow hedges	$(2,024)	$(2,192)	$(4,389)	$(4,284)	Total interest expense
Tax benefit	740	803	1,605	1,567	Income tax expense
Net of tax	$(1,284)	$(1,389)	$(2,784)	$(2,717)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,032)	$(734)	$(2,534)	$(1,406)	Compensation and benefits
Prior service costs	(3)	(18)	(7)	(36)	Compensation and benefits
Tax expense	378	276	929	528	Income tax expense
Net of tax	$(657)	$(476)	$(1,612)	$(914)

Note 10: Regulatory Matters
Capital Requirements
Webster Financial Corporation is subject to regulatory capital requirements administered by the Federal Reserve, while Webster Bank is subject to regulatory capital requirements administered by the OCC. Regulatory authorities can initiate certain mandatory actions if Webster Financial Corporation or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures require minimum amounts and ratios to ensure capital adequacy.
Under Basel III, total risk-based capital is comprised of three categories: CET1 capital, additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax liabilities. Webster's common shareholders' equity, for purposes of CET1 capital, excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016
Webster Financial Corporation
CET1 risk-based capital	$1,860,993	10.5%	$797,763	4.5%	$1,152,324	6.5%
Total risk-based capital	2,243,770	12.7	1,418,245	8.0	1,772,807	10.0
Tier 1 risk-based capital	1,983,703	11.2	1,063,684	6.0	1,418,245	8.0
Tier 1 leverage capital	1,983,703	8.1	978,020	4.0	1,222,525	5.0
Webster Bank
CET1 risk-based capital	$1,891,745	10.7%	$796,785	4.5%	$1,150,912	6.5%
Total risk-based capital	2,074,492	11.7	1,416,507	8.0	1,770,634	10.0
Tier 1 risk-based capital	1,891,745	10.7	1,062,380	6.0	1,416,507	8.0
Tier 1 leverage capital	1,891,745	7.7	977,546	4.0	1,221,932	5.0
At December 31, 2015
Webster Financial Corporation
CET1 risk-based capital	$1,824,106	10.7%	$766,848	4.5%	$1,107,670	6.5%
Total risk-based capital	2,200,317	12.9	1,363,286	8.0	1,704,107	10.0
Tier 1 risk-based capital	1,965,218	11.5	1,022,464	6.0	1,363,286	8.0
Tier 1 leverage capital	1,965,218	8.2	954,332	4.0	1,192,915	5.0
Webster Bank
CET1 risk-based capital	$1,869,241	11.0%	$765,152	4.5%	$1,105,220	6.5%
Total risk-based capital	2,046,350	12.0	1,360,271	8.0	1,700,338	10.0
Tier 1 risk-based capital	1,869,241	11.0	1,020,203	6.0	1,360,271	8.0
Tier 1 leverage capital	1,869,241	7.8	953,300	4.0	1,191,626	5.0
Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements,including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $85 million during the six months ended June 30, 2016 as compared to $40 million during the six months ended June 30, 2015.
Cash Restrictions
Webster Bank is required by FRB regulations to hold cash reserve balances on hand or with the Federal Reserve Banks. Pursuant to this requirement, Webster Bank held $56.0 million and $109.4 million at June 30, 2016 and December 31, 2015, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Earnings for basic and diluted earnings per common share:
Net income	$50,603	$52,043	$97,650	$101,547
Less: Preferred stock dividends	$2,024	$2,024	4,048	4,663
Net income available to common shareholders	$48,579	$50,019	93,602	96,884
Less: Earnings applicable to participating securities	181	200	320	351
Earnings applicable to common shareholders	$48,398	$49,819	$93,282	$96,533

Shares:
Weighted-average common shares outstanding - basic	91,244	90,713	91,247	90,479
Effect of dilutive securities:
Stock options and restricted stock	475	549	453	545
Warrants	26	40	26	46
Weighted-average common shares outstanding - diluted	91,745	91,302	91,726	91,070

Earnings per common share:
Basic	$0.53	$0.55	$1.02	$1.07
Diluted	0.53	0.55	1.02	1.06
Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Stock options (shares with exercise price greater than market price)	172	305	172	305
Restricted stock (due to performance conditions on non-participating shares)	194	122	188	88
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
The effective portion of the change in the fair value of derivatives which are designated, and that qualify, as cash flow hedges is recorded to AOCL and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at June 30, 2016 and December 31, 2015. As a result, there was no impact to interest expense during the periods presented.
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
The Company enters into RPAs as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid) the risk associated with certain derivative positions executed with the borrower by a lead bank. RPA guarantees are recorded on the balance sheet at fair value, with changes in fair value recognized each period in other non-interest income.
Other derivatives include foreign currency forward contracts related to lending arrangements and a VISA equity swap transaction, neither of which are designated for hedge accounting.

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At June 30, 2016				At December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$175,000	$724	$150,000	$4,652	$200,000	$2,507	$100,000	$1,359

Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	455,157	65	2,388,710	106,021	989,695	2,255	1,543,479	40,302
Other	10,526	305	8,640	45	8,237	183	4,561	66
Positions not subject to a master netting agreement (2)
Interest rate derivatives	2,388,736	131,134	455,157	65	2,050,460	58,304	482,738	571
RPAs	75,449	365	96,334	372	41,798	153	92,985	245
Other	—	—	60	9	—	—	60	9
Total not designated as hedging instruments	2,929,868	131,869	2,948,901	106,512	3,090,190	60,895	2,123,823	41,193
Gross derivative instruments, before netting	$3,104,868	132,593	$3,098,901	111,164	$3,290,190	63,402	$2,223,823	42,552
Less: Legally enforceable master netting agreements		1,094		1,094		4,945		4,945
Less: Cash collateral posted		—		109,124		—		31,330
Total derivative instruments, after netting		$131,499		$946		$58,457		$6,277

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
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Interest rate derivatives	$3,574	$1,671	$5,907	$4,308
RPAs	(167)	(42)	(253)	(118)
Other	216	(43)	(297)	(85)
Total impact on non-interest income	$3,623	$1,586	$5,357	$4,105
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $2.3 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At June 30, 2016, the remaining unamortized loss on the termination of cash flow hedges is $24.7 million. Over the next twelve months, the Company estimates that $6.6 million will be reclassified from AOCL as an increase to interest expense.
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
The following table is presented on a gross basis, prior to the application of counterparty netting agreements. Derivative assets and liabilities are shown net of cash collateral:

	At June 30, 2016			At December 31, 2015
(In thousands)	Gross Amount	Amount Offset	Net Amount (1) (2)	Gross Amount	Amount Offset	Net Amount(1) (2)
Derivative instrument assets:
Hedged Accounting Positions	$724	$(724)	$—	$2,507	$(2,507)	$—
Non-Hedged Accounting Positions	370	(370)	—	2,438	(2,438)	—
Total	$1,094	$(1,094)	$—	$4,945	$(4,945)	$—

Derivative instrument liabilities:
Hedged Accounting Positions	$4,652	$(4,652)	$—	$1,359	$(1,359)	$—
Non-Hedged Accounting Positions	106,066	(105,566)	500	40,369	(34,916)	5,453
Total	$110,718	$(110,218)	$500	$41,728	$(36,275)	$5,453
(1) Net amount is net of $109.1 million and $31.3 million of cash collateral at June 30, 2016 and December 31, 2015, respectively, as presented in the accompanying Condensed Consolidated Balance Sheets.
(2) Net amount excludes $28.9 million and $20.2 million of initial margin requirements posted at the derivative clearing organization at June 30, 2016 and December 31, 2015, respectively. Initial margin is recorded as a component of accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets
Counterparty Credit Risk
Use of derivative contracts may expose the bank to counterparty credit risk. The Company has ISDA Master agreements, including a Credit Support Annex, with all derivative counterparties. The ISDA Master agreements provide that on each payment date, all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA provides, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the Credit Support Annex, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $138.0 million in net margin collateral posted with financial counterparties at June 30, 2016, comprised of $28.9 million in initial margin and $109.1 million in variation margin collateral posted to financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $131.1 million at June 30, 2016. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $24.1 million at June 30, 2016. The credit exposures are mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

Mortgage Banking Derivatives
Forward sales of mortgage loans and mortgage-backed securities are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. At June 30, 2016, outstanding rate locks totaled approximately $130.9 million, and the outstanding commitments to sell residential mortgage loans totaled approximately $135.4 million. Forward sales, which include mandatory forward commitments of approximately $133.0 million at June 30, 2016, establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell. The interest rate locked loan commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded as non-interest income in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13: Fair Value Measurements for information relating to the fair value of interest rate locked loan commitments and forward sales commitments.
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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, single-issuer trust preferred securities, and corporate debt securities, are classified within Level 2 of the fair value hierarchy.

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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $3.4 million as of June 30, 2016.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $8.4 million in unfunded commitments remaining for its alternative investments, including tax credit deals, as of June 30, 2016. See the Investment Securities Portfolio section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
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

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$984	$—	$—	$984
Agency CMO	—	480,585	—	480,585
Agency MBS	—	1,028,356	—	1,028,356
Agency CMBS	—	321,344	—	321,344
CMBS	—	491,407	—	491,407
CLO	—	462,120	—	462,120
Single issuer trust preferred securities	—	36,773	—	36,773
Corporate debt securities	—	100,381	—	100,381
Equities - financial services	—	—	—	—
Total available-for-sale investment securities	984	2,920,966	—	2,921,950
Gross derivative instruments, before netting (1)	305	132,288	—	132,593
Mortgage banking derivatives	—	2,502	—	2,502
Investments held in Rabbi Trust	4,898	—	—	4,898
Alternative investments	—	—	4,761	4,761
Originated loans held for sale (2)	—	53,163	—	53,163
Contingent consideration	—	—	8,279	8,279
Total financial assets held at fair value	$6,187	$3,108,919	$13,040	$3,128,146
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$45	$111,119	$—	$111,164
Mortgage banking derivatives	—	2,046	—	2,046
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$45	$113,165	$6,000	$119,210

	At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$924	$—	$—	$924
Agency CMO	—	548,754	—	548,754
Agency MBS	—	1,065,109	—	1,065,109
Agency CMBS	—	215,350	—	215,350
CMBS	—	579,266	—	579,266
CLO	—	429,159	—	429,159
Single issuer trust preferred securities	—	37,170	—	37,170
Corporate debt securities	—	106,321	—	106,321
Equities - financial services	2,578	—	—	2,578
Total available-for-sale investment securities	3,502	2,981,129	—	2,984,631
Gross derivative instruments, before netting (1)	183	63,219	—	63,402
Mortgage banking derivatives	—	819	—	819
Investments held in Rabbi Trust	5,372	—	—	5,372
Alternative investments	—	—	3,471	3,471
Originated loans held for sale	—	—	—	—
Contingent Consideration	—	—	5,331	5,331
Total financial assets held at fair value	$9,057	$3,045,167	$8,802	$3,063,026
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$66	$42,486	$—	$42,552
Mortgage banking derivatives	—	—	—	—
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$66	$42,486	$6,000	$48,552
(1) For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.
(2) Loans held for sale accounted for under the fair value option of ASC 820 at June 30, 2016. The Company made this policy election on loans originated for sale. See Note 1: Summary of Significant Accounting Policies.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments	Contingent Consideration	Total Financial Assets	Contingent Liability
Balance at January 1, 2016	$3,471	$5,331	$8,802	$6,000
Unrealized gain included in net income	176	2,948	3,124	—
Purchases/capital funding	1,114	—	1,114	—
Balance at June 30, 2016	$4,761	$8,279	$13,040	$6,000
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $4.4 million at June 30, 2016. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
The following table presents the changes in fair value for mortgage servicing assets:

	Six months ended June 30,
(In thousands)	2016	2015
Beginning balance	$33,568	$28,690
Originations of servicing assets	4,672	3,905
Changes in fair value:
Due to payoffs/paydowns	(2,661)	(1,492)
Due to market changes	(1,967)	263
Ending balance	$33,612	$31,366

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2016:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$17,958	Real Estate Appraisals	Discount for appraisal type	zero
			Discount for costs to sell	zero
OREO	$262	Real Estate Appraisals	Discount for appraisal type	20%
			Discount for costs to sell	8%
Mortgage servicing assets	$33,612	Discounted cash flow	Constant prepayment rate	8.0%	-	35.0%
			Discount rates	1.5%	-	2.4%
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, municipal bonds and notes, and private label MBS securities, are classified within Level 2 of the fair value hierarchy.
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

The estimated fair values of selected financial instruments are as follows:

	At June 30, 2016		At December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$3,920,974	$4,027,754	$3,923,052	$3,961,534
Loans held for sale (1)	191	191	37,091	37,457
Level 3
Loans and leases, net	16,091,601	16,209,024	15,496,745	15,543,892
Mortgage servicing assets	21,946	33,612	20,698	33,568
Alternative investments	12,454	13,414	12,900	14,294
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$16,827,278	$16,827,278	$15,866,624	$15,866,624
Time deposits	2,001,190	2,028,186	2,086,154	2,095,357
Securities sold under agreements to repurchase and other borrowings	899,691	914,899	1,151,400	1,163,974
FHLB advances (2)	2,463,057	2,454,579	2,664,139	2,647,872
Long-term debt (2)	225,387	227,407	226,356	218,143
(1) Loans held for sale accounted for at the lower of cost or market includes commercial loans at June 30, 2016 and both commercial and residential loans at December 31, 2015.
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

	Three months ended June 30,
	2016			2015
(In thousands)	Webster Pension	Webster SERP	Other Postretirement Benefits	Webster Pension	Webster SERP	Other Postretirement Benefits
Service cost	$11	$—	$—	$13	$—	$—
Interest cost on benefit obligations	2,123	97	31	2,015	87	31
Expected return on plan assets	(2,964)	—	—	(2,974)	—	—
Amortization of prior service cost	—	—	3	—	—	18
Recognized net loss	1,642	83	9	1,435	115	12
Net periodic benefit cost	$812	$180	$43	$489	$202	$61

	Six months ended June 30,
	2016			2015
(In thousands)	Webster Pension	Webster SERP	Other Postretirement Benefits	Webster Pension	Webster SERP	Other Postretirement Benefits
Service cost	$23	$—	$—	$23	$—	$—
Interest cost on benefit obligations	4,221	194	62	4,004	173	62
Expected return on plan assets	(5,529)	—	—	(5,937)	—	—
Amortization of prior service cost	—	—	7	—	—	36
Recognized net loss	3,332	213	18	2,862	195	24
Net periodic benefit cost	$2,047	$407	$87	$952	$368	$122
The Webster Bank Pension Plan and the Supplemental Pension Plan were frozen effective December 31, 2007. No additional benefits have been accrued since that time. Additional contributions to the Webster Bank Pension Plan will be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuarial firm.

Note 15: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Stock options	$—	$68	$43	$232
Restricted stock	2,831	2,926	5,571	5,044
Total stock compensation expense	$2,831	$2,994	$5,614	$5,276
At June 30, 2016 there was $19.6 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 1.9 years.
The following table provides a summary of the activity under the stock compensation plans for the six months ended June 30, 2016:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2016	236,146	$32.58	2,088	$34.45	115,721	$34.14	1,527,074	$23.92
Granted	219,000	32.87	12,946	32.89	150,392	32.75	—	—
Exercised options	—	—	—	—	—	—	89,641	19.76
Vested restricted stock awards (1)	114,928	31.61	6,402	33.40	67,274	33.29	—	—
Forfeited	6,876	30.53	—	—	—	—	41,562	47.92
Outstanding and exercisable, at June 30, 2016	333,342	$33.10	8,632	$32.89	198,839	$33.37	1,395,871	$23.47

(1)	Vested for purposes of recording compensation expense.
Time-based restricted stock. Time-based restricted stock awards vest over the applicable service period ranging from one to five years. The number of time-based awards that may be granted to an eligible individual in a calendar year is limited to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value, which is measured using the Company's common stock closing price at the date of grant.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. All awarded options have vested. There were 1,280,807 non-qualified stock options and 115,064 incentive stock options outstanding at June 30, 2016.

Note 16: Segment Reporting
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking consists of the operating segments - Personal Banking and Business Banking. These four segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and reflects how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called Funds Transfer Pricing. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company’s ALCO.
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
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$66,136	$91,147	$20,005	$2,726	$(3,109)	$176,905
Provision (benefit) for loan and lease losses	11,540	2,389	—	72	(1)	14,000
Net interest income (loss) after provision for loan and lease losses	54,596	88,758	20,005	2,654	(3,108)	162,905
Non-interest income	12,076	27,458	18,114	2,679	4,748	65,075
Non-interest expense	28,615	90,484	24,688	4,868	4,123	152,778
Income (loss) before income tax expense	38,057	25,732	13,431	465	(2,483)	75,202
Income tax expense (benefit)	12,449	8,429	4,384	155	(818)	24,599
Net income (loss)	$25,608	$17,303	$9,047	$310	$(1,665)	$50,603

	Three months ended June 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$62,192	$87,605	$17,763	$2,501	$(6,550)	$163,511
Provision for loan and lease losses	12,585	1,009	—	(177)	(667)	12,750
Net interest income (loss) after provision for loan and lease losses	49,607	86,596	17,763	2,678	(5,883)	150,761
Non-interest income	7,826	28,280	15,677	2,350	5,112	59,245
Non-interest expense	27,201	82,461	20,248	4,597	3,030	137,537
Income (loss) before income tax expense	30,232	32,415	13,192	431	(3,801)	72,469
Income tax expense (benefit)	8,285	9,382	3,744	134	(1,119)	20,426
Net income (loss)	$21,947	$23,033	$9,448	$297	$(2,682)	$52,043

	Six months ended June 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$131,558	$181,203	$39,924	$5,599	$(5,227)	$353,057
Provision (benefit) for loan and lease losses	21,788	8,633	—	101	(922)	29,600
Net interest income (loss) after provision for loan and lease losses	109,770	172,570	39,924	5,498	(4,305)	323,457
Non-interest income	20,859	54,098	38,069	5,044	9,379	127,449
Non-interest expense	57,304	181,360	48,945	10,239	7,375	305,223
Income (loss) before income tax expense	73,325	45,308	29,048	303	(2,301)	145,683
Income tax expense (benefit)	24,176	14,938	9,577	100	(758)	48,033
Net income (loss)	$49,149	$30,370	$19,471	$203	$(1,543)	$97,650

	Six months ended June 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$123,770	$171,844	$34,228	$4,896	$(11,463)	$323,275
Provision (benefit) for loan and lease losses	15,959	7,430	—	(234)	(655)	22,500
Net interest income after provision for loan and lease losses	107,811	164,414	34,228	5,130	(10,808)	300,775
Non-interest income	17,351	53,820	30,499	4,676	10,460	116,806
Non-interest expense	53,670	164,151	39,203	9,476	5,124	271,624
Income (loss) before income tax expense	71,492	54,083	25,524	330	(5,472)	145,957
Income tax expense (benefit)	21,752	16,455	7,766	101	(1,664)	44,410
Net income (loss)	$49,740	$37,628	$17,758	$229	$(3,808)	$101,547
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At June 30, 2016	$7,913,743	$8,616,610	$95,475	$516,081	$7,978,557	$25,120,466
At December 31, 2015	7,505,513	8,441,950	95,815	493,571	8,104,269	24,641,118

Note 17: Commitments and Contingencies
Credit-Related Financial Instruments
The Company offers credit-related financial instruments in the normal course of business to meet certain financing needs of its customers, that involve off-balance sheet risk. These transactions may include an unused commitment to extend credit, standby letter of credit, or commercial letter of credit. Such transactions involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2016	At December 31, 2015
Commitments to extend credit	$5,239,414	$4,851,994
Standby letter of credit	125,780	133,294
Commercial letter of credit	51,367	45,742
Total credit-related financial instruments with off-balance sheet risk	$5,416,561	$5,031,030
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
These commitments subject the Company to potential exposure in excess of the amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$2,126	$2,320	$2,119	$5,151
Provision (benefit)	193	(313)	200	(3,144)
Ending balance	$2,319	$2,007	$2,319	$2,007
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at June 30, 2016 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.
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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2015 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified the Company's most critical accounting policies as:

•	allowance for loan and lease losses,

•	fair value measurements for valuation of investments and other financial instruments,

•	evaluation of investments for other-than-temporary impairment,

•	valuation of goodwill and other intangible assets, and

•	income taxes
These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2015 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2016	2015	2016	2015
Earnings:
Net interest income	$176,905	$163,511	$353,057	$323,275
Provision for loan and lease losses	14,000	12,750	29,600	22,500
Total non-interest income	65,075	59,245	127,449	116,806
Total non-interest expense	152,778	137,537	305,223	271,624
Net income	50,603	52,043	97,650	101,547
Earnings applicable to common shareholders	48,398	49,819	93,282	96,533
Per Share Data:
Weighted-average common shares outstanding - diluted	91,745	91,302	91,726	91,070
Diluted earnings per common share	$0.53	$0.55	$1.02	$1.06
Dividends and dividend equivalents declared per common share	0.25	0.23	0.48	0.43
Dividends declared per Series A preferred share	—	—	—	21.25
Dividends declared per Series E preferred share	400.00	400.00	800.00	800.00
Book value per common share	25.68	24.55	25.68	24.55
Tangible book value per common share (non-GAAP)	19.41	18.23	19.41	18.23
Selected Ratios:
Net interest margin	3.08	3.05	3.10	3.07
Return on average assets (annualized basis)	0.81%	0.89%	0.78%	0.88%
Return on average common shareholders' equity (annualized basis)	8.31	8.95	8.05	8.74
CET1 risk-based capital	10.50	10.94	10.50	10.94
Tangible common equity ratio (non-GAAP)	7.25	7.28	7.25	7.28
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	11.25	12.39	10.94	12.08
Efficiency ratio (non-GAAP)	61.47	60.08	61.74	59.93
The non-GAAP financial measures, identified in the preceding table, have been presented because management believes their use provides additional clarity in assessing the results of the Company. Other companies may define or calculate non-GAAP financial measures differently.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2016	2015
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,476,966	$2,379,017
Less: Preferred stock (GAAP)	122,710	122,710
Goodwill and other intangible assets (GAAP)	574,622	580,908
Tangible common shareholders' equity (non-GAAP)	$1,779,634	$1,675,399
Common shares outstanding	91,677	91,919
Tangible book value per common share (non-GAAP)	$19.41	$18.23

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,779,634	$1,675,399
Total Assets (GAAP)	$25,120,466	$23,594,139
Less: Goodwill and other intangible assets (GAAP)	574,622	580,908
Tangible assets (non-GAAP)	$24,545,844	$23,013,231
Tangible common equity ratio (non-GAAP)	7.25%	7.28%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$50,603	$52,043	$97,650	$101,547
Less: Preferred stock dividends (GAAP)	2,024	2,024	4,048	4,663
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	990	1,198	2,000	2,035
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$49,569	$51,217	$95,602	$98,919
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$198,276	$204,868	$191,204	$197,838
Average shareholders' equity (non-GAAP)	$2,460,763	$2,378,174	$2,447,434	$2,363,562
Less: Average preferred stock (non-GAAP)	122,710	142,109	122,710	146,853
Average goodwill and other intangible assets (non-GAAP)	575,483	581,911	576,256	579,323
Average tangible common shareholders' equity (non-GAAP)	$1,762,570	$1,654,154	$1,748,468	$1,637,386
Return on average tangible common shareholders' equity (non-GAAP)	11.25%	12.39%	10.94%	12.08%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$152,778	$137,537	$305,223	$271,624
Less: Foreclosed property activity (GAAP)	(123)	(391)	(281)	314
Intangible assets amortization (GAAP)	1,523	1,843	3,077	3,131
Other expense (non-GAAP)	260	817	1,477	1,292
Non-interest expense (non-GAAP)	$151,118	$135,268	$300,950	$266,887
Net interest income (GAAP)	$176,905	$163,511	$353,057	$323,275
Add: Tax-equivalent adjustment (non-GAAP)	3,282	2,626	6,257	5,283
Non-interest income (GAAP)	65,075	59,245	127,449	116,806
Less: Gain on sale of investment securities, net (GAAP)	94	486	414	529
Other (non-GAAP)	(655)	(242)	(1,136)	(484)
Income (non-GAAP)	$245,823	$225,138	$487,485	$445,319
Efficiency ratio (non-GAAP)	61.47%	60.08%	61.74%	59.93%

The following tables summarize daily average balances, interest and average yields, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$16,079,348	$152,937	3.79%	$14,508,701	$136,223	3.74%
Securities (based upon historical amortized cost)	6,904,166	50,986	2.95	6,854,413	51,483	3.02
FHLB and FRB stock	192,664	1,420	2.96	192,707	1,379	2.87
Interest-bearing deposits	61,929	77	0.49	124,769	79	0.25
Loans held for sale	37,104	293	3.15	50,382	432	3.43
Total interest-earning assets	23,275,211	$205,713	3.52%	21,730,972	$189,596	3.48%
Non-interest-earning assets	1,728,222			1,618,067
Total assets	$25,003,433			$23,349,039

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,728,684	$—	—%	$3,450,633	$—	—%
Savings, checking, & money market deposits	13,009,331	6,861	0.21	11,767,724	5,300	0.18
Time deposits	2,015,120	5,513	1.10	2,163,918	6,233	1.16
Total deposits	18,753,135	12,374	0.27	17,382,275	11,533	0.27

Securities sold under agreements to repurchase and other borrowings	872,189	3,379	1.53	1,111,385	4,186	1.49
FHLB advances	2,525,500	7,291	1.14	2,092,840	5,329	1.01
Long-term debt	225,351	2,482	4.41	226,277	2,411	4.26
Total borrowings	3,623,040	13,152	1.44	3,430,502	11,926	1.38
Total interest-bearing liabilities	22,376,175	$25,526	0.46%	20,812,777	$23,459	0.45%
Non-interest-bearing liabilities	166,495			158,088
Total liabilities	22,542,670			20,970,865

Preferred stock	122,710			142,109
Common shareholders' equity	2,338,053			2,236,065
Webster Financial Corporation shareholders' equity	2,460,763			2,378,174
Total liabilities and equity	$25,003,433			$23,349,039
Tax-equivalent net interest income		$180,187			$166,137
Less: Tax-equivalent adjustments		(3,282)			(2,626)
Net interest income		$176,905			$163,511
Net interest margin			3.08%			3.05%

	Six months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Yields	Average Balance	Interest	Average Yields

Assets
Interest-earning assets:
Loans and leases	$15,939,123	$303,473	3.79%	$14,253,012	$267,477	3.75%
Securities (based upon historical amortized cost)	6,899,787	103,998	3.01	6,775,633	103,909	3.08
FHLB and FRB stock	190,505	2,837	3.00	192,997	2,695	2.82
Interest-bearing deposits	59,633	149	0.49	112,393	142	0.25
Loans held for sale	31,863	566	3.55	45,551	942	4.14
Total interest-earning assets	23,120,911	$411,023	3.54%	21,379,586	$375,165	3.51%
Non-interest-earning assets	1,776,231			1,619,923
Total assets	$24,897,142			$22,999,509

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,697,306	$—	—%	$3,452,428	$—	—%
Savings, checking & money market deposits	12,885,504	13,476	0.21	11,655,055	10,136	0.18
Time deposits	2,036,385	11,197	1.11	2,203,170	12,939	1.18
Total deposits	18,619,195	24,673	0.27	17,310,653	23,075	0.27

Securities sold under agreements to repurchase and other borrowings	960,593	7,552	1.56	1,154,962	8,573	1.48
FHLB advances	2,431,623	14,538	1.18	1,764,602	10,150	1.14
Long-term debt	225,771	4,946	4.38	226,263	4,809	4.25
Total borrowings	3,617,987	27,036	1.48	3,145,827	23,532	1.49
Total interest-bearing liabilities	22,237,182	$51,709	0.46%	20,456,480	$46,607	0.46%
Noninterest-bearing liabilities	212,526			179,467
Total liabilities	22,449,708			20,635,947

Preferred stock	122,710			146,853
Common shareholders' equity	2,324,724			2,216,709
Webster Financial Corporation shareholders' equity	2,447,434			2,363,562
Total liabilities and equity	$24,897,142			$22,999,509
Tax-equivalent net interest income		$359,314			$328,558
Less: Tax-equivalent adjustments		(6,257)			(5,283)
Net interest income		$353,057			$323,275
Net interest margin			3.10%			3.07%

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.5% of total revenue for the six months ended June 30, 2016. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
Webster manages the risk of changes in interest rates on net interest income and net interest margin through its ALCO and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk:

•	the size, duration and credit risk of the investment portfolio,

•	the size and duration of the wholesale funding portfolio,

•	off-balance sheet interest rate contracts, and

•	the pricing and structure of loans and deposits.
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
Financial Performance
Comparison to Prior Year Quarter
For the three months ended June 30, 2016, net income decreased $1.4 million, or 2.8%, from the three months ended June 30, 2015. Net interest income increased 8.2%, and was mainly offset by increased non-interest expense, primarily for increased investment in the HSA Bank and Community Banking businesses. Accordingly, income before income tax expense of $75.2 million increased 3.8%.
The effect from income tax expense of $24.6 million and $20.4 million for the three months ended June 30, 2016 and 2015, respectively, resulted in net income of $50.6 million and diluted earnings per share of $0.53 for the three months ended June 30, 2016 compared to net income of $52.0 million and diluted earnings per share of $0.55 for the three months ended June 30, 2015.
Comparison to Prior Year to Date
For the six months ended June 30, 2016, net income decreased $3.9 million, or 3.8%, from the six months ended June 30, 2015. Net interest income increased 9.2%, and was mainly offset by increased non-interest expense, primarily for investment in the HSA Bank and Community Banking businesses, as well as favorable adjustments in the prior period. Also, the provision for loan and lease losses increased 31.6%. Accordingly, income before income tax expense of $145.7 million decreased 0.2%.
The effect from income tax expense of $48.0 million and $44.4 million for the six months ended June 30, 2016 and 2015, respectively, resulted in net income of $97.7 million and diluted earnings per share of $1.02 for the six months ended June 30, 2016 compared to net income of $101.5 million and diluted earnings per share of $1.06 for the six months ended June 30, 2015.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $176.9 million for the three months ended June 30, 2016 compared to $163.5 million for the three months ended June 30, 2015, an increase of $13.4 million. On a fully tax-equivalent basis, net interest income increased $14.1 million when compared to the same period in 2015. The increase for the three months ended June 30, 2016 was primarily the result of a significant increase in loans with overall improved yields, and an increase in the size of the securities portfolio mitigating the effect of declining reinvestment spreads on those assets. Net interest margin increased 3 basis points to 3.08% for the three months ended June 30, 2016 from 3.05% for the three months ended June 30, 2015.

Comparison to Prior Year to Date
Net interest income totaled $353.1 million for the six months ended June 30, 2016 compared to $323.3 million for the six months ended June 30, 2015, an increase of $29.8 million. On a fully tax-equivalent basis, net interest income increased $30.8 million when compared to the same period in 2015. The increase for the six months ended June 30, 2016 was primarily the result of a significant increase in loans with overall improved yields, and an increase in the size of the securities portfolio mitigating the effect of declining reinvestment spreads on those assets. Net interest margin increased 3 basis points to 3.10% for the six months ended June 30, 2016 from 3.07% for the six months ended June 30, 2015.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2016 vs. 2015 Increase (decrease) due to			2016 vs. 2015 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(540)	$17,254	$16,714	$(913)	$36,909	$35,996
Loans held for sale	(19)	(121)	(140)	38	(415)	(377)
Investments (2)	(659)	202	(457)	(1,378)	1,617	239
Total interest income	$(1,218)	$17,335	$16,117	$(2,253)	$38,111	$35,858
Interest on interest-bearing liabilities:
Deposits	$616	$224	$840	$1,276	$322	$1,598
Borrowings	804	423	1,227	815	2,689	3,504
Total interest expense	$1,420	$647	$2,067	$2,091	$3,011	$5,102
Net change in net interest income	$(2,638)	$16,688	$14,050	$(4,344)	$35,100	$30,756

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the six months ended June 30, 2016 increased $1.7 billion compared to the average for the six months ended June 30, 2015. The loan and lease portfolio comprised 68.9% of the average interest-earning assets at June 30, 2016 compared to 66.7% of the average interest-earning assets at June 30, 2015. The loan and lease portfolio yield increased 4 basis points to 3.79% for the six months ended June 30, 2016 compared to the loan and lease portfolio yield of 3.75% for the six months ended June 30, 2015. The increase in the yield on the average loan and lease portfolio is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the six months ended June 30, 2016 increased $68.9 million compared to the average for the six months ended June 30, 2015. The investments portfolio comprised 30.9% of the average interest-earning assets at June 30, 2016 compared to 33.1% of the average interest-earning assets at June 30, 2015. The investments portfolio yield decreased 2 basis points to 2.99% for the six months ended June 30, 2016 compared to the investments portfolio yield of 3.01% for the six months ended June 30, 2015. The decrease in the yield on the investments portfolio is due to current low market rates on securities purchases compared to the yield on securities paydowns and maturities during the period.
Average deposits for the six months ended June 30, 2016 increased $1.3 billion compared to the average for the six months ended June 30, 2015. The increase is due to an increase of $244.9 million in non-interest-bearing deposits and an increase of $1.1 billion in interest-bearing deposits. An increase in interest-bearing deposits and an improved product mix with more low-cost deposits were primarily due to health savings account deposits growing at a more rapid pace than the growth in other types of deposits. The average cost of deposits was 0.27% for the six months ended June 30, 2016 compared to 0.27% for the six months ended June 30, 2015. The average cost of deposits was flat as a result of improved product mix coupled with pricing shifts. Higher cost time deposits decreased to 13.6% for the six months ended June 30, 2016 from 15.9% for the six months ended June 30, 2015 as a percentage of total interest-bearing deposits.
Average borrowings for the six months ended June 30, 2016 increased $472.2 million compared to the average for the six months ended June 30, 2015. Average securities sold under agreements to repurchase and other borrowings decreased $194.4 million, and average FHLB advances increased $667.0 million. The average cost of borrowings decreased 1 basis point to 1.48% for the six months ended June 30, 2016 from 1.49% for the six months ended June 30, 2015. The decrease in average cost of borrowings is the result of a trend towards greater utilization of lower cost FHLB advances.

Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Interest rate swaps on repurchase agreements	$—	$360	$361	$721
Interest rate swaps on FHLB advances	2,193	1,985	4,370	3,942
Interest rate swaps on senior fixed-rate notes	77	77	153	153
Interest rate swaps on brokered CDs and deposits	195	156	390	238
Net increase to interest expense on borrowings	$2,465	$2,578	$5,274	$5,054
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At June 30, 2016, the ALLL totaled $180.4 million, or 1.11% of total loans and leases, as compared to $175.0 million, or 1.12% of total loans and leases, at December 31, 2015.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $7.8 million and $24.2 million for the three and six months ended June 30, 2016, respectively, compared to $6.9 million and $13.9 million for the three and six months ended June 30, 2015, respectively. The increase for the six months ended June 30, 2016 is primarily the result of a large charge-off for one impaired commercial loan.
The provision for loan and lease losses of $14.0 million and $29.6 million for the three and six months ended June 30, 2016, respectively, increased $1.3 million and $7.1 million, respectively, compared to the three and six months ended June 30, 2015. The increase in provision for loan and lease losses was due primarily to increasing loan balances, as well as the impaired commercial loan charged-off in the previous quarterly period.
See the “Loan and Lease Portfolio” through “Allowance for Loan and Lease Losses Methodology” sections for further details.

Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Deposit service fees	$34,894	$33,933	$961	2.8%	$69,819	$66,218	$3,601	5.4%
Loan related fees	7,074	5,729	1,345	23.5	12,749	11,408	1,341	11.8
Wealth and investment services	7,204	8,784	(1,580)	(18.0)	14,399	16,673	(2,274)	(13.6)
Mortgage banking activities	2,945	2,517	428	17.0	5,574	4,078	1,496	36.7
Increase in cash surrender value of life insurance policies	3,664	3,197	467	14.6	7,317	6,349	968	15.2
Gain on sale of investment securities, net	94	486	(392)	(80.7)	414	529	(115)	(21.7)
Impairment loss recognized in earnings	—	—	—	—	(149)	—	(149)	n/m
Other income	9,200	4,599	4,601	100.0	17,326	11,551	5,775	50.0
Total non-interest income	$65,075	$59,245	$5,830	9.8%	$127,449	$116,806	$10,643	9.1%
n/m - not meaningful
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2016 was $65.1 million, an increase of $5.8 million, or 9.8%, compared to $59.2 million for the three months ended June 30, 2015. The increase is attributable to increases in deposit service fees, loan related fees and other income, partially offset by a decrease in wealth and investment services.
Deposit service fees increased $1.0 million, or 2.8%, as a result of increased checking account service charges driven by HSA's account growth and check card interchange income, partially offset by lower NSF fees.
Loan related fees increased $1.3 million, or 23.5%, primarily as a result of prepayments penalties and amendment fees.
Wealth and investment services decreased $1.6 million, or 18.0%, primarily due to an adverse impact on WIS sales production driven by market conditions.
Other income increased $4.6 million, or 100.0%, due to higher client interest rate hedging activities and the fair value adjustment in the contingent receivable.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2016 was $127.4 million, an increase of $10.6 million, or 9.1%, compared to $116.8 million for the six months ended June 30, 2015. The increase is attributable to increases in deposit service fees, loan related fees, mortgage banking activities, and other income, partially offset by decreases in wealth and investment services.
Deposit service fees increased $3.6 million, or 5.4%, as a result of increased checking account service charges and check card interchange income due to new account growth and activity.
Loan related fees increased $1.3 million, or 11.8%, primarily due to increases in loan servicing, syndication, and amendment fees, partially offset by decreases in line usage fees and mortgage servicing rights amortization.
Wealth and investment services decreased $2.3 million, or 13.6%, primarily due to an adverse impact on WIS sales production driven by market conditions.
Mortgage banking activities increased $1.5 million, or 36.7%. The increase is due to higher premiums on the quarter's settlements.
Other income increased $5.8 million, or 50.0%, due in part to higher client interest rate hedging activities and the fair value adjustment in the contingent receivable.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Compensation and benefits	$80,231	$74,043	$6,188	8.4%	$160,540	$144,907	$15,633	10.8%
Occupancy	14,842	11,680	3,162	27.1	29,095	25,276	3,819	15.1
Technology and equipment	19,376	20,315	(939)	(4.6)	39,314	39,560	(246)	(0.6)
Intangible assets amortization	1,523	1,843	(320)	(17.4)	3,077	3,131	(54)	(1.7)
Marketing	4,669	4,245	424	10.0	9,593	8,421	1,172	13.9
Professional and outside services	3,754	2,875	879	30.6	6,565	5,328	1,237	23.2
Deposit insurance	6,633	5,492	1,141	20.8	13,419	11,733	1,686	14.4
Other expense	21,750	17,044	4,706	27.6	43,620	33,268	10,352	31.1
Total non-interest expense	$152,778	$137,537	$15,241	11.1%	$305,223	$271,624	$33,599	12.4%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2016 was $152.8 million, an increase of $15.2 million, or 11.1%, compared to $137.5 million for the three months ended June 30, 2015. The increase is attributable to increases in compensation and benefits, occupancy, deposit insurance and other expense.
Compensation and benefits increased $6.2 million, or 8.4%, due to increases in base and incentive compensation due to strategic hires within HSA, the Boston expansion, and annual merit increases.
Occupancy increased $3.2 million, or 27.1%, primarily as a result of the Boston expansion.
Deposit insurance increased $1.1 million, or 20.8%, primarily due to growth in assets which increased the assessment base.
Other expense increased $4.7 million, or 27.6%, as a result of HSA operations growth, the Boston expansion and a favorable adjustment recorded in the prior period related to a reduced deposit insurance assessment for prior years.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2016 was $305.2 million, an increase of $33.6 million, or 12.4%, compared to $271.6 million for the six months ended June 30, 2015. The increase is attributable to increases in compensation and benefits, occupancy, marketing, professional and outside services, deposit insurance and other expense.
Compensation and benefits increased $15.6 million, or 10.8%, due to an increase in base and incentive compensation due to strategic hires within HSA and the Boston expansion.
Occupancy increased $3.8 million, or 15.1%, primarily as result of the Boston expansion.
Marketing increased $1.2 million, or 13.9%, due to higher advertising and promotion expenses related to the Boston expansion.
Professional and outside services increased $1.2 million, or 23.2%, primarily as a result of investment in infrastructure offset by lower legal costs.
Deposit insurance increased $1.7 million, or 14.4%, primarily due to growth in assets which increased the assessment base.
Other expense increased $10.4 million, or 31.1%, as a result of favorable adjustments recorded in the prior period to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve and a favorable adjustment related to a reduced deposit insurance assessment for prior years.
Income Taxes
Webster recognized income tax expense of $24.6 million and $48.0 million, reflecting effective tax rates of 32.7% and 33.0% for the three and six months ended June 30, 2016, respectively, compared to $20.4 million and $44.4 million, and 28.2% and 30.4%, for the three and six months ended June 30, 2015, respectively.
The increases in both tax expense and the effective rates primarily reflect the $4.4 million reduction in the Company’s valuation allowance applicable to its state deferred tax assets recognized in the three months ended June 30, 2015.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2015 Form 10-K.

Segment Results
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. Community Banking consists of the operating segments - Personal Banking and Business Banking. These four segments reflect: how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net income (loss):
Commercial Banking	$25,608	$21,947	$49,149	$49,740
Community Banking	17,303	23,033	30,370	37,628
HSA Bank	9,047	9,448	19,471	17,758
Private Banking	310	297	203	229
Corporate and Reconciling	(1,665)	(2,682)	(1,543)	(3,808)
Consolidated Total	$50,603	$52,043	$97,650	$101,547

	At June 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$7,913,743	$8,616,610	$95,475	$516,081	$7,978,557	$25,120,466
Loans and leases	7,918,512	7,767,938	223	512,407	72,949	16,272,029
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,240,275	10,822,190	4,155,760	233,099	377,144	18,828,468
Not included in above amounts:
Assets under administration/management	—	2,812,651	774,739	1,810,114	—	5,397,504

	At December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$7,505,513	$8,441,950	$95,815	$493,571	$8,104,269	$24,641,118
Loans and leases	7,509,453	7,592,553	54	490,112	79,563	15,671,735
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,073,276	10,449,231	3,802,313	228,497	399,461	17,952,778
Not included in above amounts:
Assets under administration/management	—	2,762,759	692,306	1,726,385	—	5,181,450

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
Commercial Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$66,136	$62,192	$131,558	$123,770
Provision for loan and lease losses	11,540	12,585	21,788	15,959
Net interest income after provision	54,596	49,607	109,770	107,811
Non-interest income	12,076	7,826	20,859	17,351
Non-interest expense	28,615	27,201	57,304	53,670
Income before income taxes	38,057	30,232	73,325	71,492
Income tax expense	12,449	8,285	24,176	21,752
Net income	$25,608	$21,947	$49,149	$49,740
Comparison to Prior Year Quarter
Net income increased $3.7 million for the three months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $3.9 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses decreased $1.0 million due to improved asset quality. Non-interest income increased $4.3 million, primarily due to an increase in client interest rate hedging activity, loan related fees and cash management fees as compared to the same period in 2015. Non-interest expense increased $1.4 million, primarily due to compensation and benefit costs related to strategic new hires and increased costs in support of higher volumes.
Comparison to Prior Year to Date
Net income decreased $0.6 million for the six months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $7.8 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $5.8 million, due to continued growth in the commercial loan portfolio, coupled with the impact of the charge-off of one large commercial loan. Non-interest income increased $3.5 million, primarily due to an increase in client interest rate hedging activity, loans related fees and cash management fees as compared to the same period in 2015. Non-interest expense increased $3.6 million, primarily due to compensation and benefit costs related to strategic new hires and increased costs in support of higher volumes.
Commercial Banking Selected Balance Sheet Information:

(In thousands)	At June 30, 2016	At December 31, 2015
Total assets	$7,913,743	$7,505,513
Loans and leases	7,918,512	7,509,453
Deposits	3,240,275	3,073,276
Loans and leases increased $409.1 million at June 30, 2016 compared to December 31, 2015.
Loan originations were $1.3 billion in both the six months ended June 30, 2016 and 2015. Management believes the reserve level is adequate to cover losses in the Commercial Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report.
Deposits increased $167.0 million at June 30, 2016 compared to December 31, 2015 consistent with new business development and operating funds maintained for cash management services.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the following: Personal Banking, Business Banking, and a distribution network consisting of 176 banking centers and 349 ATMs, a customer care center, telephone banking, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, WIS offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL, a broker dealer registered with the SEC, and a member of the FINRA, and the SIPC. Webster has employees who are LPL registered representatives located throughout its banking center network.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This unit builds full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
In December 2015, the Company negotiated an agreement with Citigroup Inc. to assume 17 banking center leases located in the greater Boston market and to purchase the related leasehold improvements. The transaction, which closed in January, 2016, significantly increases the Community Banking presence in the Boston market. The transaction did not include the purchase of loans or deposits, and there was no impact to the Company's financial statements in 2015.
Community Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$91,147	$87,605	$181,203	$171,844
Provision for loan and lease losses	2,389	1,009	8,633	7,430
Net interest income after provision	88,758	86,596	172,570	164,414
Non-interest income	27,458	28,280	54,098	53,820
Non-interest expense	90,484	82,461	181,360	164,151
Income before income taxes	25,732	32,415	45,308	54,083
Income tax expense	8,429	9,382	14,938	16,455
Net income	$17,303	$23,033	$30,370	$37,628
Comparison to Prior Year Quarter
Net income decreased $5.7 million for the three months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $3.5 million, primarily due to growth in both loans and transaction deposits, which was partially offset by the impact of a historically low interest rate environment on the value of deposits. The provision for loan and lease losses increased $1.4 million due to loan growth. Non-interest income decreased $0.8 million resulting from lower fees from investment management activity and decreased deposit overdraft fees, partially offset by growth in fees from mortgage banking activities, credit card and client interest rate hedging activities. Non-interest expense increased $8.0 million primarily due to $5.5 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, and marketing expenses.
Comparison to Prior Year to Date
Net income decreased $7.3 million for the six months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $9.4 million, primarily due to growth in both loans and deposits, which was partially offset by the impact of a historically low interest rate environment on the value of deposits. The provision for loan and lease losses increased $1.2 million, due to loan growth. Non-interest income increased $0.3 million, primarily due to an increase in fees from mortgage banking activities, credit card and client interest rate hedging activities; partially offset by fees from lower investment management activity. Non-interest expense increased $17.2 million, primarily due to $10.2 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, marketing expenses and expenses tied to branch optimization.

Community Banking Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2016	At December 31, 2015
Total assets	$8,616,610	$8,441,950
Loans	7,767,938	7,592,553
Deposits	10,822,190	10,449,231

Assets under administration	2,812,651	2,762,759
Loans increased $175.4 million at June 30, 2016 compared to December 31, 2015. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans.
Loan originations in the six months ended June 30, 2016 and 2015 were $1.0 billion and $0.9 billion, respectively. The originations increase of $71.2 million is due to an increase in residential mortgage originations.
Deposits increased $373.0 million at June 30, 2016 compared to December 31, 2015 due to growth associated with the Boston expansion and continued growth in business and consumer transaction account balances, which was partially offset by a decrease in certificate of deposit balances.
Additionally, at June 30, 2016 and December 31, 2015, WIS held $2.8 billion of assets under administration in its strategic partnership with LPL. These assets are not included in the balance sheet information amounts.

HSA Bank
HSA Bank, a division of Webster Bank, offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions for employers and individuals. Health savings accounts are used in conjunction with high deductible health plans and are intended to facilitate tax advantages with respect to health care spending for taxpayers holding accounts, in accordance with applicable law. Health savings accounts are offered through employers or directly to consumers and are distributed nationwide directly and through multiple partnerships. HSA Bank deposits provide long duration low cost funding that is used to support the Company’s loan growth and to reduce the Company’s reliance on wholesale funding. HSA Bank generates net interest income through Webster's funds transfer pricing process and non-interest revenue predominantly through service and interchange fees. As of June 30, 2016, there were $4.9 billion in total footings (a combination of $4.16 billion in deposit balances and $0.77 billion in assets under administration through linked brokerage accounts). HSA Bank deposits accounted for 22.1% of the Company’s total deposits as of June 30, 2016.
HSA Bank Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$20,005	$17,763	$39,924	$34,228
Non-interest income	18,114	15,677	38,069	30,499
Non-interest expense	24,688	20,248	48,945	39,203
Income before income taxes	13,431	13,192	29,048	25,524
Income tax expense	4,384	3,744	9,577	7,766
Net income	$9,047	$9,448	$19,471	$17,758
Comparison to Prior Year Quarter
Net income decreased $0.4 million for the three months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $2.2 million, reflecting the growth in deposits, somewhat offset by the change in transfer pricing methodology made due to the impact of a historically low rate environment on the value of the deposits. Non-interest income increased $2.4 million due to an increase in account growth. Included in non-interest income is a $0.7 million adjustment to the fair value of a receivable reflecting contingent consideration due to the Company related to the JPM transaction. Non-interest expense increased $4.4 million due to increases in the operational environment to support new accounts.
Comparison to Prior Year to Date
Net income increased $1.7 million for the six months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $5.7 million, reflecting the growth in deposits, somewhat offset by the change in transfer pricing methodology made due to the impact of a historically low rate environment on the value of the deposits. Non-interest income increased $7.6 million due increases in account growth. Included in non-interest income is a $3.0 million adjustment to the fair value of a receivable reflecting contingent consideration due to the Company related to the JPM transaction. Non-interest expense increased $9.7 million due to increases in the operational environment to support new accounts.
HSA Bank Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2016	At December 31, 2015
Total assets	$95,475	$95,815
Deposits	4,155,760	3,802,313

Assets under administration	774,739	692,306
Deposits increased $353.4 million at June 30, 2016 compared to December 31, 2015, driven by organic growth.
Additionally, HSA Bank had $774.7 million in assets under administration through linked brokerage accounts at June 30, 2016 compared to $692.3 million at December 31, 2015. These assets are not included in the balance sheet information amounts.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services. The segment is focused on generating revenues from fees earned on clients’ assets under management and administration. The majority of the client relationships include lending and/or deposit accounts, which also generate significant revenues through net interest income, along with ancillary fee and interest rate derivative revenues.
Private Banking Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$2,726	$2,501	$5,599	$4,896
Provision (benefit) for loan and lease losses	72	(177)	101	(234)
Net interest income after provision (benefit)	2,654	2,678	5,498	5,130
Non-interest income	2,679	2,350	5,044	4,676
Non-interest expense	4,868	4,597	10,239	9,476
Income before income taxes	465	431	303	330
Income tax expense	155	134	100	101
Net income	$310	$297	$203	$229
Comparison to Prior Year Quarter
Net income increased $13 thousand for the three months ended June 30, 2016 as compared to the same period in 2015. Net interest income increased $0.2 million, driven by a $79.0 million growth in loan balances coupled with a $41.1 million increase in deposit balances. The provision for loan and lease losses increased $249 thousand. Non-interest income increased $0.3 million primarily due to client interest rate hedging activity. Fee income from assets under management and administration was relatively flat. Non-interest expense increased $0.3 million, primarily due to compensation and benefits.
Comparison to Prior Year to Date
Net income decreased $26 thousand for the six months ended June 30, 2016 compared to the same period in 2015. Net interest income increased $0.7 million, driven by a $79.0 million growth in loan balances coupled with a $41.1 million increase in deposit balances. The provision for loan and lease losses increased $335 thousand. Non-interest income increased $0.4 million primarily due to client interest rate hedging activity. Non-interest expense increased $0.8 million due to compensation and benefits.
Private Banking Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At June 30, 2016	At December 31, 2015
Total assets	$516,081	$493,571
Loans	512,407	490,112
Deposits	233,099	228,497

Assets under administration/management	1,810,114	1,726,385
Loans increased $22.3 million at June 30, 2016 compared to December 31, 2015, as loan originations and advances outpaced principal paydowns.
Loan originations in the six months ended June 30, 2016 and 2015 were $55.7 million and $77.4 million, respectively. The decrease in originations was primarily due to a maturing refinance market for jumbo loans as well as a strategic shift within the Private Bank focusing more on financial planning and advice.
Additionally, Private Banking had approximately $305.7 million and $276.1 million in assets under administration at June 30, 2016 and December 31, 2015, respectively, and approximately $1,504.4 million and $1,450.3 million in assets under management at June 30, 2016 and December 31, 2015, respectively. Private Banking assets under administration and assets under management include assets attributable to Webster Wealth Advisers, Inc., a wholly-owned subsidiary of Webster Financial Corporation, and are administered or managed under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network, a provider of investment and insurance programs for financial institutions, a broker dealer and investment adviser registered with the SEC and a member of the FINRA and the SIPC. Such assets were $424.6 million at June 30, 2016 compared to $419.8 million at December 31, 2015. These assets are not included in the balance sheet information amounts.

Financial Condition
Webster had total assets of $25.1 billion at June 30, 2016 and $24.6 billion at December 31, 2015. Loans and leases of $16.1 billion, net of ALLL of $180.4 million, at June 30, 2016 increased $0.6 billion compared to loans and leases of $15.5 billion, net of ALLL of $175.0 million, at December 31, 2015. The increases were driven by strong loan origination activity. Total deposits of $18.8 billion at June 30, 2016 increased $850.7 million compared to total deposits of $18.0 billion at December 31, 2015. Non-interest-bearing and interest bearing deposits increased 6.6% and 4.4%, respectively, during the period.
At June 30, 2016, total shareholders' equity of $2.5 billion increased $63.0 million compared to total shareholders' equity of $2.4 billion at December 31, 2015. Changes in shareholders' equity for the six months ended June 30, 2016 included increases of $97.7 million for net income and $20.6 million in other comprehensive income, partially offset by $44.1 million in common dividends, $4.0 million in preferred dividends, and $16.4 million of treasury stock at cost.
The quarterly cash dividend to shareholders has been increased to $0.25 per common share since April 25, 2016. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. The Holding Company also may hold investment securities directly.
Webster maintains, through the Corporate Treasury Unit of the Company, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The held-to-maturity portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At June 30, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity. The combined carrying value of investment securities totaled $6.8 billion and $6.9 billion at June 30, 2016 and December 31, 2015, respectively. Available-for-sale securities decreased by $62.7 million, primarily due to principal payments exceeding net purchase activity. Held-to-maturity securities decreased by $2.1 million, primarily due to principal paydowns exceeding new purchase activity. On a tax-equivalent basis, the yield in the securities portfolio for the six months ended June 30, 2016 and 2015 was 3.01% and 3.08%, respectively.
The Company held $1.3 billion in investment securities that are in an unrealized loss position at June 30, 2016. Approximately $0.3 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.0 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $17.4 million at June 30, 2016. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.
For the six months ended June 30, 2016, the Company recorded $149 thousand charge for OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.4 million and $3.3 million of OTTI at June 30, 2016 and December 31, 2015, respectively, related to previously impaired CLO securities identified as Covered Fund investments as defined under the Dodd-Frank Act, and commonly known as the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$984	$—	$—	$984	$924	$—	$—	$924
Agency CMO	471,442	9,889	(746)	480,585	546,168	5,532	(2,946)	548,754
Agency MBS	1,020,733	10,815	(3,192)	1,028,356	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	317,146	4,238	(40)	321,344	215,670	639	(959)	215,350
CMBS	487,778	6,168	(2,539)	491,407	574,686	7,485	(2,905)	579,266
CLO	464,350	1,116	(3,346)	462,120	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,264	—	(5,491)	36,773	42,168	—	(4,998)	37,170
Corporate debt securities	97,780	2,601	—	100,381	104,031	2,290	—	106,321
Equities - financial services	—	—	—	—	3,499	—	(921)	2,578
Securities available-for-sale	$2,902,477	$34,827	$(15,354)	$2,921,950	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$356,143	$6,758	$(99)	$362,802	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	1,990,269	49,094	(1,900)	2,037,463	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	658,551	18,939	—	677,490	686,086	4,253	(325)	690,014
Municipal bonds and notes	548,955	20,865	(21)	569,799	435,905	12,019	(417)	447,507
CMBS	364,644	13,133	(9)	377,768	360,018	5,046	(2,704)	362,360
Private Label MBS	2,412	20	—	2,432	3,373	46	—	3,419
Securities held-to-maturity	$3,920,974	$108,809	$(2,029)	$4,027,754	$3,923,052	$63,894	$(25,412)	$3,961,534
The benchmark 10-year U.S. Treasury rate decreased to 1.49% on June 30, 2016 from 2.27% on December 31, 2015. Webster has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and administer interest-rate risk as part of its asset/liability management strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $11.7 million at June 30, 2016 and $10.9 million December 31, 2015, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized net gains of $177 thousand and $222 thousand for the three and six months ended June 30, 2016, and $535 thousand and $851 thousand for the three and six months ended June 30, 2015, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.5 million at June 30, 2016 and December 31, 2015, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded no income for the three months ended June 30, 2016, and net gains of $27 thousand for the six months ended June 30, 2016, and $12 thousand and $39 thousand for the three and six months ended June 30, 2015, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds, as defined in the regulation. Additional extensions are available if the retention of such ownership interest is necessary to fulfill a contractual obligation of the banking entity. The Company does not expect any material impact to the financial statements related to the Volcker Rule on alternative investments.

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,137,001	25.4	$4,042,960	25.8
Consumer:
Home equity	2,341,460	14.4	2,360,244	15.1
Liquidating - home equity	72,642	0.4	79,171	0.5
Other consumer	299,980	1.8	248,830	1.6
Total consumer	2,714,082	16.7	2,688,245	17.2
Commercial:
Commercial non-mortgage	3,810,981	23.4	3,575,042	22.8
Asset-based	781,679	4.8	755,709	4.8
Total commercial	4,592,660	28.2	4,330,751	27.6
Commercial real estate:
Commercial real estate	3,913,087	24.0	3,696,596	23.6
Commercial construction	282,505	1.7	300,246	1.9
Total commercial real estate	4,195,592	25.8	3,996,842	25.5
Equipment financing	612,704	3.8	594,984	3.8
Net unamortized premiums	8,119	—	7,477	—
Net deferred fees	11,871	0.1	10,476	0.1
Total loans and leases	$16,272,029	100.0	$15,671,735	100.0
Total residential loans were $4.1 billion at June 30, 2016, an increase of $94.0 million from December 31, 2015. The net increase is a result of direct and correspondent originations of $359.0 million, partially offset by payments and payoffs, during the six months ended June 30, 2016.
Total consumer loans were $2.7 billion at June 30, 2016, an increase of $25.8 million from December 31, 2015. The net increase is primarily due to the purchase of in-footprint loans.
Total commercial loans were $4.6 billion at June 30, 2016, an increase of $261.9 million from December 31, 2015. The net increase primarily related to new originations of $839.0 million, offset by payments and payoffs during the six months ended June 30, 2016.
Total commercial real estate loans were $4.2 billion at June 30, 2016, an increase of $198.8 million from December 31, 2015. The net increase is a result of fundings of $564.7 million, offset by payments and payoffs, during the six months ended June 30, 2016.
Equipment financing loans and leases were $612.7 million at June 30, 2016, an increase of $17.7 million from December 31, 2015. The net increase primarily related to new originations of $113.0 million, offset by payments and payoffs during the six months ended June 30, 2016.
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At June 30, 2016	At December 31, 2015
Non-performing loans and leases as a percentage of loans and leases	0.82%	0.89%
Non-performing assets as a percentage of loans and leases plus OREO	0.84	0.92
Non-performing assets as a percentage of total assets	0.55	0.59
ALLL as a percentage of non-performing loans and leases	135.75	125.05
ALLL as a percentage of loans and leases	1.11	1.12
Net charge-offs as a percentage of average loans and leases (1)	0.30	0.23
Ratio of ALLL to net charge-offs (1)	3.73x	5.21x

(1)	Calculated for the June 30, 2016 period based on the year-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$52,437	1.27%	$54,101	1.34%
Consumer:
Home equity	32,826	1.40	33,414	1.42
Liquidating - home equity	3,356	4.62	3,865	4.88
Other consumer	1,190	0.40	558	0.22
Total consumer	37,372	1.38	37,837	1.41
Commercial:
Commercial non-mortgage	28,700	0.75	27,086	0.76
Asset-based loans	—	—	—	—
Total commercial	28,700	0.62	27,086	0.63
Commercial real estate:
Commercial real estate	13,923	0.36	16,750	0.45
Commercial construction	—	—	3,461	1.15
Total commercial real estate	13,923	0.33	20,211	0.51
Equipment financing	480	0.08	706	0.12
Total non-performing loans and leases (3)	132,912	0.82	139,941	0.89
Deferred costs and unamortized premiums	116		128
Total recorded investment in non-performing loans and leases	$133,028		$140,069

Total non-performing loans and leases	$132,912		$139,941
Foreclosed and repossessed assets:
Residential and consumer	4,215		5,029
Commercial	220		—
Total foreclosed and repossessed assets	$4,435		$5,029
Total non-performing assets	$137,347		$144,970

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $79.5 million at June 30, 2016 and $100.9 million at December 31, 2015.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2016	2015
Beginning balance	$139,941	$129,881
Additions	56,055	95,043
Paydowns/draws	(33,245)	(40,340)
Charge-offs	(25,654)	(12,335)
Other reductions	(4,185)	(4,393)
Ending balance	$132,912	$167,856

Impaired Loans and Leases
Loans are considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse, and non-accruing, all TDRs, and all loans that have had a partial charge-off are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other valuation methods. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due in accordance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at June 30, 2016 and December 31, 2015 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At June 30, 2016, there were 1,691 impaired loans and leases with a recorded investment balance of $267.7 million, which included loans and leases of $185.4 million with an impairment allowance of $21.1 million. This compares to 1,764 impaired loans and leases with a recorded investment balance of $279.2 million, which included loans and leases of $183.9 million, with an impairment allowance of $22.2 million at December 31, 2015.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans resolved in the quarter. Overall commercial impaired balances did not change in the quarter due to four credits entering impaired status offset by the resolution of four credits. The reduction of $1.1 million in impaired reserve balance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
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

The following tables provide information for TDRs:

	Six months ended June 30,
(In thousands)	2016	2015
Beginning balance	$272,690	$318,794
Additions	23,072	12,742
Paydowns/draws	(31,813)	(52,430)
Charge-offs	(14,944)	(5,860)
Transfers to OREO	(1,507)	(1,462)
Ending balance	$247,498	$271,784

(In thousands)	At June 30, 2016	At December 31, 2015
Accrual status	$168,030	$171,784
Non-accrual status	79,468	100,906
Total recorded investment of TDRs (1)	$247,498	$272,690
Accruing TDRs performing under modified terms more than one year	56.5%	55.0%
Specific reserves for TDRs included in the balance of ALLL	$18,008	$21,405
Additional funds committed to borrowers in TDR status	2,307	1,133

(1)	Excludes accrued interest receivable of $1.0 million at June 30, 2016 and $1.1 million at December 31, 2015.
Overall, TDR's declined $25.2 million at June 30, 2016 compared to December 31, 2015, all of which were in non-accrual status. The decline is primarily a result of a resolution of one large commercial credit that was charged down in the first quarter. Also in the quarter, three commercial credits paid off while two were added. The June 30, 2016 specific reserves for TDR's declined from year end, and reflects management’s current assessment of reserve requirements.
Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$9,632	0.23	$15,032	0.37
Consumer:
Home equity	9,901	0.42	12,225	0.52
Liquidating - home equity	1,304	1.80	1,036	1.31
Other consumer	2,640	0.88	2,000	0.80
Commercial:
Commercial non-mortgage	2,050	0.05	4,052	0.11
Commercial real estate:
Commercial real estate	3,017	0.08	2,250	0.06
Equipment financing	404	0.07	602	0.10
Loans and leases past due 30-89 days	28,948	0.18	37,197	0.24
Residential	—	—	2,029	0.05
Commercial non-mortgage	5,738	0.15	22	—
Loans and leases past due 90 days and accruing	5,738	0.04	2,051	0.01
Total loans and leases over 30 days past due and accruing income	$34,686	0.21	$39,248	0.25
Deferred costs and unamortized premiums	66		86
Total	$34,752		$39,334

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Allowance for Loan and Lease Losses Methodology
The ALLL is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of June 30, 2016.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:

•
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;

•
Loans and leases with similar risk characteristics are segmented into pools of loans and leases with similar risk characteristics are modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology, specifically, probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Key assumptions that impact forecasted losses are refreshed at least annually. These include the LEP that determines the forecast horizon for each portfolio, and the look back period that determines the amount of historical data used to calculate probability of default, loss given default, and delinquency migration rates. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, collateral values, unemployment, and other changes in economic activity, and internal performance metrics; and

•
Webster Bank also considers qualitative factors that are not explicitly included in the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing levels, credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.

ALLL reserve coverage for the six months ended June 30, 2016 decreased to 1.11% at compared to 1.12% at December 31, 2015 and remains adequate to cover probable losses embedded in the portfolio. The reduction in coverage is primarily due to the utilization of $8.7 million of impairment reserve associated with the charge down of an impaired commercial loan. The asset quality of the portfolio remained relatively steady with high quality originations and a decrease in classified loans.
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
Commercial loans are underwritten after evaluating the borrower’s ability to operate and service its debt. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014, with appropriate policies, procedures, and underwriting guidelines that include ability-to-repay standards.
The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP, which is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. Another key ALLL assumption is the LBP, which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models continue to use an LBP that goes back to 2007, with the more recent 2011 to 2015 years weighted more heavily than the 2007 to 2010 prior years.
At June 30, 2016 the ALLL was $180.4 million compared to $175.0 million at December 31, 2015. The increase of $5.4 million in the reserve at June 30, 2016 compared to December 31, 2015 is primarily due to continued growth in the commercial portfolio. The ALLL as a percentage of the total loan and lease portfolio decreased to 1.11% at June 30, 2016 from 1.12% at December 31, 2015, reflecting improved asset quality particularly in the residential and commercial real estate loan portfolios. The ALLL as a percentage of total non-performing loans and leases increased to 135.75% at June 30, 2016 from 125.05% at December 31, 2015.
The following table provides an allocation of the ALLL by portfolio segment:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$24,413	0.59	$25,876	0.64
Consumer	42,956	1.57	42,052	1.56
Commercial	73,822	1.61	66,686	1.55
Commercial real estate	33,622	0.80	34,889	0.87
Equipment financing	5,615	0.91	5,487	0.91
Total ALLL	$180,428	1.11	$174,990	1.12

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at June 30, 2016 decreased $1.5 million compared to December 31, 2015. The decrease was primarily due to improvements in asset quality.
The ALLL reserve allocated to the consumer portfolio at June 30, 2016 increased $0.9 million compared to December 31, 2015. The increase was attributable to a an increase in the reserve for unsecured consumer loans.
The ALLL reserve allocated to the commercial portfolio at June 30, 2016 increased $7.1 million compared to December 31, 2015. The increase was attributable to strong commercial loan growth.
The ALLL reserve allocated to the commercial real estate portfolio at June 30, 2016 decreased $1.3 million compared to December 31, 2015. The decrease was due to a reduction in the impairment reserve.

The following table provides detail of activity in the ALLL:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$174,201	$161,970	$174,990	$159,264
Provision	14,000	12,750	29,600	22,500
Charge-offs:
Residential	(638)	(1,461)	(2,232)	(3,416)
Consumer	(4,556)	(3,853)	(8,977)	(8,149)
Commercial	(3,525)	(2,541)	(14,733)	(2,796)
Commercial real estate	(995)	(1,091)	(2,521)	(4,244)
Equipment financing	(70)	(15)	(221)	(30)
Total charge-offs	(9,784)	(8,961)	(28,684)	(18,635)
Recoveries:
Residential	133	369	854	477
Consumer	1,194	1,049	2,408	2,211
Commercial	316	529	773	1,544
Commercial real estate	212	52	286	254
Equipment financing	156	102	201	245
Total recoveries	2,011	2,101	4,522	4,731
Net charge-offs	(7,773)	(6,860)	(24,162)	(13,904)
Ending balance	$180,428	$167,860	$180,428	$167,860
Net charge-offs for the three and six months ended June 30, 2016 were $7.8 million and $24.2 million, consisting of $0.5 million and $1.4 million, respectively, in net charge-offs for residential loans, $3.4 million and $6.6 million, respectively, in net charge-offs for consumer loans, $3.2 million and $14.0 million, respectively, in net charge-offs for commercial loans and $0.8 million and $2.2 million, respectively, in net charge-offs for commercial real estate loans. Net charge-offs increased $0.9 million and $10.3 million, respectively for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The increase is primarily due to one large charge off in the prior quarter .
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Residential	0.05%	0.12%	0.07%	0.16%
Consumer	0.49	0.43	0.48	0.46
Commercial	0.29	0.20	0.63	0.06
Commercial real estate	0.08	0.11	0.11	0.22
Equipment financing	(0.06)	(0.06)	0.01	(0.08)
Total net charge-offs to total average loans and leases (1)	0.19%	0.19%	0.30%	0.20%

(1)	Calculated based on period to date net charge-offs (recoveries), annualized.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $134.4 million of FHLB capital stock at June 30, 2016 and $137.6 million at December 31, 2015, for its membership and for outstanding advances and other extensions of credit. On May 3, 2016, the FHLB paid a cash dividend equal to an annual yield of 3.63%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2016 and December 31, 2015, Webster Bank held $50.7 million of FRB capital stock. Beginning in 2016, the semi-annual dividend payment from the FRB will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout 176 banking centers within its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $18.8 billion at June 30, 2016 compared to $18.0 billion at December 31, 2015. The increase is predominately related to health savings accounts up $0.4 billion and savings accounts up $0.2 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At June 30, 2016 and December 31, 2015, FHLB advances totaled $2.5 billion and $2.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.3 billion at June 30, 2016 compared to $1.2 billion at December 31, 2015. Webster Bank also had additional borrowing capacity at the FRB of $0.7 billion at both June 30, 2016 and December 31, 2015. In addition, unpledged securities of $4.3 billion at June 30, 2016 could have been used to increase borrowing capacity by $3.7 billion at the FHLB or $3.7 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.6 billion at June 30, 2016 compared to $4.0 billion at December 31, 2015. Borrowings represented 14.3% and 16.4% of total assets at June 30, 2016 and December 31, 2015, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year and Fed funds purchased. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $97.1 million for the three months ended June 30, 2016 as compared to $100.8 million for the three months ended June 30, 2015.

Holding Company Liquidity. Webster’s primary source of liquidity at the Holding Company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of Webster’s common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned “Supervision and Regulation” in Item 1 of Webster’s 2015 Form 10-K. At June 30, 2016, there was $262.0 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $85 million in dividends to the Holding Company during the six months ended June 30, 2016.
The Company has a common stock repurchase program authorized by the Board of Directors, with $15.5 million of remaining repurchase authority at June 30, 2016. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2016, a total of 503,834 shares of common stock were repurchased at a cost of approximately $16.4 million, of which 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $11.2 million, and 153,834 shares were purchased related to stock compensation plan activity at a cost of approximately $5.2 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 86.4% and 87.3% at June 30, 2016 and December 31, 2015, respectively.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2016. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2016, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a “well capitalized” institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the six months ended June 30, 2016, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, Webster has an asset/liability management committee. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100, 200 and 300 basis points. Webster was within Board policy for all scenarios. Economic value or “equity at risk” limits are set for parallel shocks in interest rates of plus and minus 100, 200 and 300 basis points. Based on the historic lows in short-term interest rates at June 30, 2016 and December 31, 2015, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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

Four main tools are used for managing interest rate risk:

•	the size and duration of the investment portfolio,

•	the size and duration of the wholesale funding portfolio,

•	off-balance sheet interest rate contracts, and

•	the pricing and structure of loans and deposits.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2016 and December 31, 2015, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2016	N/A	N/A	2.1%	4.3%
December 31, 2015	N/A	N/A	1.6%	3.2%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2016 and December 31, 2015, might have on Webster’s PPNR for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2016	N/A	N/A	3.0%	6.3%
December 31, 2015	N/A	N/A	1.9%	4.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of June 30, 2016 and December 31, 2015 assumed a Fed Funds rate of 0.5%. Asset sensitivity for both NII and PPNR on June 30, 2016 was higher as compared to December 31, 2015, due to slightly increased forecast prepay speeds in the investment portfolio, along with increased HSA and demand deposit balances. Since the Fed Funds rate was at 0.5% on June 30, 2016, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting June 30, 2016 and December 31, 2015:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2016	N/A	N/A	0.3%	1.1%	(5.9)%	(2.5)%	2.0%	3.7%
December 31, 2015	N/A	N/A	0.2%	0.8%	(4.2)%	(1.8)%	1.5%	2.7%

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2016 and December 31, 2015:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2016	N/A	N/A	(0.3)%	0.3%	(10.7)%	(4.5)%	4.0%	7.4%
December 31, 2015	N/A	N/A	(0.5)%	(0.3)%	(6.9)%	(3.0)%	2.7%	5.0%
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
Sensitivity to the short end of the yield curve for NII and PPNR increased from December 31, 2015 as higher forecast HSA and demand deposit balances were partially offset by increased loan balances. Sensitivity to decreases in the long end of the yield curve was more negative than at December 31, 2015 in both NII and PPNR due to increased forecast prepayment speeds in the residential loan and investment portfolios.
As well, sensitivity to increases in the long end of the yield curve was more positive than December 31, 2015 in both NII and PPNR due to increased forecast prepayment speeds in the residential loan and investment portfolios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2016 and December 31, 2015 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
June 30, 2016
Assets	$25,120,466	$24,844,694	N/A	$(482,252)
Liabilities	22,643,500	22,315,151	N/A	(594,606)
Total	$2,476,966	$2,529,543	N/A	$112,354
Net change as % base net economic value				4.4%

December 31, 2015
Assets	$24,641,118	$24,407,172	N/A	$(490,190)
Liabilities	22,227,158	21,484,973	N/A	(553,740)
Total	$2,413,960	$2,922,199	N/A	$63,550
Net change as % base net economic value				2.2%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.3 years at June 30, 2016. At December 31, 2015, the duration gap was negative 1.0 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in HSA and demand deposit balances as of June 30, 2016.

These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2016 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2016, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
April 1-30, 2016	17,055	$36.78	—	$15,488,842	—	$—
May 1-31, 2016	3,607	35.62	—	15,488,842	—	—
June 1-30, 2016	67	37.11	—	15,488,842	—	—
Total	20,729	36.58	—	15,488,842	—	—

(1)
On December 6, 2012, the Company announced that its Board of Directors had approved the current common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock, and will remain in effect until fully utilized or until modified, superseded, or terminated.

All 20,729 shares purchased during the three months ended June 30, 2016 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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
The Company has 5,060,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $.01 per share, with a liquidation preference of $25,000 per share (or $25 per depository share). The Series E Preferred Stock is redeemable at Webster's option, in whole or in part, on December 15, 2017, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series E Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 9, 2016	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2016	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation	X
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.