Form 10-Q
period 2016-09-30
WEBSTER FINANCIAL CORP
filed 2016-11-07
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending September 30, 2016
Commission File Number: 001-31486
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2016 was 91,726,376.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CCRP	Composite Credit Risk Profile
CDI	Core deposit intangible assets
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LBP	Look back period
LEP	Loss emergence period
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPNR	Pre-tax, pre-provision net revenue
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

ii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$199,989	$199,693
Interest-bearing deposits	21,938	155,907
Securities available-for-sale	3,040,111	2,984,631
Securities held-to-maturity (fair value of $4,109,943 and $3,961,534)	4,022,332	3,923,052
Federal Home Loan Bank and Federal Reserve Bank stock	185,104	188,347
Loans held for sale (valued under fair value option $66,400 and $0)	66,578	37,091
Loans and leases	16,623,401	15,671,735
Allowance for loan and lease losses	(187,925)	(174,990)
Loans and leases, net	16,435,476	15,496,745
Deferred tax asset, net	73,228	101,578
Premises and equipment, net	137,067	129,426
Goodwill	538,373	538,373
Other intangible assets, net	34,756	39,326
Cash surrender value of life insurance policies	514,153	503,093
Accrued interest receivable and other assets	364,512	343,856
Total assets	$25,633,617	$24,641,118
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,993,750	$3,713,063
Interest-bearing	15,207,158	14,239,715
Total deposits	19,200,908	17,952,778
Securities sold under agreements to repurchase and other borrowings	800,705	1,151,400
Federal Home Loan Bank advances	2,587,983	2,664,139
Long-term debt	225,450	225,260
Accrued expenses and other liabilities	306,942	233,581
Total liabilities	23,121,988	22,227,158
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,651,601 shares)	937	937
Paid-in capital	1,125,377	1,124,325
Retained earnings	1,392,500	1,315,948
Treasury stock, at cost (2,125,891 and 2,090,409 shares)	(76,742)	(71,854)
Accumulated other comprehensive loss, net of tax	(53,153)	(78,106)
Total shareholders' equity	2,511,629	2,413,960
Total liabilities and shareholders' equity	$25,633,617	$24,641,118
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income:
Interest and fees on loans and leases	$157,071	$140,520	$459,050	$406,937
Taxable interest and dividends on securities	43,384	47,230	136,734	141,739
Non-taxable interest on securities	4,820	3,891	13,691	11,905
Loans held for sale	440	357	1,006	1,299
Total interest income	205,715	191,998	610,481	561,880
Interest Expense:
Deposits	12,594	11,480	37,267	34,555
Securities sold under agreements to repurchase and other borrowings	3,447	4,138	10,999	12,711
Federal Home Loan Bank advances	6,979	5,949	21,517	16,099
Long-term debt	2,498	2,421	7,444	7,230
Total interest expense	25,518	23,988	77,227	70,595
Net interest income	180,197	168,010	533,254	491,285
Provision for loan and lease losses	14,250	13,000	43,850	35,500
Net interest income after provision for loan and lease losses	165,947	155,010	489,404	455,785
Non-interest Income:
Deposit service fees	35,734	35,164	105,553	101,382
Loan and lease related fees	10,299	8,305	23,048	19,713
Wealth and investment services	7,593	7,761	21,992	24,434
Mortgage banking activities	3,276	1,441	8,850	5,519
Increase in cash surrender value of life insurance policies	3,743	3,288	11,060	9,637
Gain on sale of investment securities, net	—	—	414	529
Impairment loss on securities recognized in earnings	—	(82)	(149)	(82)
Other income	5,767	5,415	23,093	16,966
Total non-interest income	66,412	61,292	193,861	178,098
Non-interest Expense:
Compensation and benefits	83,148	73,378	243,688	218,285
Occupancy	15,004	11,987	44,099	37,263
Technology and equipment	19,753	21,419	59,067	60,979
Intangible assets amortization	1,493	1,621	4,570	4,752
Marketing	4,622	4,099	14,215	12,520
Professional and outside services	4,795	2,896	11,360	8,224
Deposit insurance	6,177	6,067	19,596	17,800
Other expense	21,105	18,470	64,725	51,738
Total non-interest expense	156,097	139,937	461,320	411,561
Income before income tax expense	76,262	76,365	221,945	222,322
Income tax expense	24,445	24,995	72,478	69,405
Net income	51,817	51,370	149,467	152,917
Preferred stock dividends and other	(2,183)	(2,194)	(6,540)	(7,202)
Earnings applicable to common shareholders	$49,634	$49,176	$142,927	$145,715

Earnings per common share:

Basic	$0.54	$0.54	$1.57	$1.61
Diluted	0.54	0.53	1.56	1.60
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$51,817	$51,370	$149,467	$152,917
Other comprehensive income (loss), net of tax:
Total available-for-sale and transferred securities	1,218	712	19,988	(6,248)
Total derivative instruments	2,015	(519)	1,589	42
Total defined benefit pension and other postretirement benefit plans	1,125	983	3,376	2,948
Other comprehensive income (loss), net of tax	4,358	1,176	24,953	(3,258)
Comprehensive income	$56,175	$52,546	$174,420	$149,659
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	149,467	—	—	149,467
Other comprehensive income, net of tax	—	—	—	—	—	24,953	24,953
Dividends and dividend equivalents declared on common stock $0.73 per share	—	—	109	(67,088)	—	—	(66,979)
Dividends on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Stock-based compensation, net of tax impact	—	—	2,413	245	8,031	—	10,689
Exercise of stock options	—	—	(1,307)	—	3,679	—	2,372
Common shares acquired related to stock compensation plan activity	—	—	—	—	(5,392)	—	(5,392)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at September 30, 2016	$122,710	$937	$1,125,377	$1,392,500	$(76,742)	$(53,153)	$2,511,629

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	152,917	—	—	152,917
Other comprehensive loss, net of tax	—	—	—	—	—	(3,258)	(3,258)
Dividends and dividend equivalents declared on common stock $0.66 per share	—	—	87	(60,236)	—	—	(60,149)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,778	(828)	8,454	—	10,404
Exercise of stock options	—	—	(2,124)	—	4,686	—	2,562
Common shares acquired related to stock compensation plan activity	—	—	—	—	(4,316)	—	(4,316)
Common stock repurchase program	—	—	—	—	(12,564)	—	(12,564)
Common stock warrants repurchased	—	—	(23)	—	—	—	(23)
Balance at September 30, 2015	$122,710	$936	$1,124,823	$1,287,417	$(74,666)	$(59,519)	$2,401,701
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2016	2015
Operating Activities:
Net income	$149,467	$152,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	43,850	35,500
Deferred tax expense (benefit)	14,425	(7,272)
Depreciation and amortization	27,342	25,991
Amortization of earning assets and funding, premiums/discounts, net	42,855	41,704
Stock-based compensation	8,558	8,283
Gain on sale, net of write-down, on foreclosed and repossessed assets	(744)	(69)
Gain on sale, net of write-down, on premises and equipment	(713)	(249)
Impairment loss on securities recognized in earnings	149	82
Gain on the sale of investment securities, net	(414)	(529)
Increase in cash surrender value of life insurance policies	(11,060)	(9,637)
Mortgage banking activities	(8,850)	(5,519)
Proceeds from sale of loans held for sale	298,840	352,300
Origination of loans held for sale	(320,739)	(351,236)
Derivative contract assets and liabilities	(73,765)	(33,775)
Net decrease (increase) in accrued interest receivable and other assets	48,136	(23,338)
Net decrease in accrued expenses and other liabilities	(30,419)	(2,801)
Net cash provided by operating activities	186,918	182,352
Investing Activities:
Net decrease in interest-bearing deposits	133,969	113,438
Purchases of available for sale securities	(615,174)	(737,184)
Proceeds from maturities and principal payments of available for sale securities	430,099	452,397
Proceeds from sales of available for sale securities	259,283	65,643
Purchases of held-to-maturity securities	(640,218)	(639,699)
Proceeds from maturities and principal payments of held-to-maturity securities	517,513	538,772
Net proceeds of Federal Home Loan Bank stock	3,243	9,010
Net increase in loans	(1,010,423)	(1,345,816)
Proceeds from sale of loans not originated for sale	20,764	33,100
Proceeds from life insurance policies	—	3,912
Proceeds from the sale of foreclosed and repossessed assets	6,900	7,783
Proceeds from the sale of premises and equipment	1,550	650
Purchases of premises and equipment	(31,250)	(26,801)
Acquisition of business, net cash acquired	—	1,396,414
Net cash used for investing activities	(923,744)	(128,381)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2016	2015
Financing Activities:
Net increase in deposits	1,248,710	484,568
Proceeds from Federal Home Loan Bank advances	14,150,000	9,100,000
Repayments of Federal Home Loan Bank advances	(14,226,147)	(9,350,209)
Net decrease in securities sold under agreements to repurchase and other borrowings	(350,695)	(248,738)
Dividends paid to common shareholders	(66,648)	(59,890)
Dividends paid to preferred shareholders	(6,072)	(6,687)
Exercise of stock options	2,372	2,562
Excess tax benefits from stock-based compensation	2,363	2,131
Common shares acquired related to stock compensation plan activity	(5,392)	(4,316)
Common stock repurchase program	(11,206)	(12,564)
Common stock warrants repurchased	(163)	(23)
Net cash provided by (used for) financing activities	737,122	(93,166)
Net increase (decrease) in cash and due from banks	296	(39,195)
Cash and due from banks at beginning of period	199,693	213,914
Cash and due from banks at end of period	$199,989	$174,719

Supplemental disclosure of cash flow information:
Interest paid	$79,054	$73,283
Income taxes paid	61,639	79,564
Noncash investing and financing activities:
Transfer of loans from portfolio to loans-held-for-sale	$20,547	$186
Transfer of loans and leases to foreclosed properties and repossessed assets	4,917	6,582
Deposits assumed in business acquisition	—	1,446,899
Preferred stock conversion	—	28,939
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At September 30, 2016, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
Webster, through Webster Bank and various non-banking financial services subsidiaries, delivers financial services to individuals, families, and businesses primarily from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, telephone banking, mobile banking, and its internet website (www.websterbank.com or www.wbst.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. HSA Bank, offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits on a nationwide basis.
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
Correction of Immaterial Error Related to Prior Periods
The Company identified an immaterial error relating to the accounting for cash collateral associated with derivative instruments, as previously reported in the Company's March 31, 2016 Form 10-Q quarterly report, filed with the SEC on May 9, 2016. The impact of this previously reported error to the net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows was a $29.5 million decrease for the nine months ended September 30, 2015.
The Company identified an immaterial error relating to the reporting of certain fee accruals and certain expenses within the Company's HSA Bank segment, as previously reported in the Company's June 30, 2016 Form 10-Q quarterly report, filed with the SEC on August 9, 2016. The impact of this previously reported error to net income within the Condensed Consolidated Statements of Income was a $0.8 million decrease for the nine months ended September 30, 2015.
Significant Accounting Policy Updates
Loans Held For Sale. Effective January 1, 2016, on a loan by loan election, residential mortgage loans that are classified as held for sale are accounted for under either the fair value option method of accounting or the lower of cost or fair value method of accounting with the election being made at the time the asset is first recognized. The Company has elected the fair value option to mitigate accounting mismatches between held for sale derivative commitments and loan valuations. Prior to January 1, 2016, residential mortgage loans that were classified as held for sale were accounted for at the lower of cost or fair value method of accounting and were valued on an individual asset basis. Loans not originated for sale but subsequently transferred to held for sale continue to be valued at the lower of cost or fair value method of accounting and are valued on an individual asset basis.
Accounting Standards Adopted during 2016
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

The adoption of these accounting standards did not have a material impact on the Company's financial statements; however, additional disclosures of VIEs are included in Note 3: Variable Interest Entities. The Company did not identify any additional investments requiring consolidation as a result of ASU No. 2015-02.
Accounting Standards Issued but not yet Adopted
The following table identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

ASU	Description	Effective Date and Financial Statement Impact
ASU No. 2016-16 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Update addresses the following eight issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.
The Company intends to adopt the Update for the first quarter of 2019. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Current GAAP requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the "probable" threshold.
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

The Change from an "incurred loss" method to an "expected loss" method represents a fundamental shift from existing GAAP, and may result in material changes to the Company's accounting for credit losses on financial instruments. The Company is evaluating the effect that this ASU will have on its financial statements and related disclosures. The ASU will be effective for the Company as of January 1, 2020.

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
ASU No. 2016-02, Leases (Topic 842).
The Update introduces a lessee model that brings most leases on the balance sheet. The Update also aligns certain of the underlying principles of the new lessor model with those in ASC 606 "Revenue from Contracts with Customers", the FASB’s new revenue recognition standard (e.g., evaluating how collectability should be considered and determining when profit can be recognized).
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606)
A single comprehensive model has been established for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under GAAP and International Financial Reporting Standards. The five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017.
The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.

Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At September 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$985	$—	$—	$985	$924	$—	$—	$924
Agency CMO	457,768	7,453	(1,491)	463,730	546,168	5,532	(2,946)	548,754
Agency MBS	992,742	11,051	(2,779)	1,001,014	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	481,079	3,435	(106)	484,408	215,670	639	(959)	215,350
CMBS	465,120	4,794	(1,553)	468,361	574,686	7,485	(2,905)	579,266
CLO	481,555	3,132	(451)	484,236	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,312	63	(4,264)	38,111	42,168	—	(4,998)	37,170
Corporate debt securities	97,149	2,117	—	99,266	104,031	2,290	—	106,321
Equities - financial services	—	—	—	—	3,499	—	(921)	2,578
Securities available-for-sale	$3,018,710	$32,045	$(10,644)	$3,040,111	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$371,700	$4,353	$(890)	$375,163	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,072,481	48,397	(1,544)	2,119,334	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	624,403	14,449	—	638,852	686,086	4,253	(325)	690,014
Municipal bonds and notes	610,690	13,658	(1,682)	622,666	435,905	12,019	(417)	447,507
CMBS	341,019	10,935	(80)	351,874	360,018	5,046	(2,704)	362,360
Private Label MBS	2,039	15	—	2,054	3,373	46	—	3,419
Securities held-to-maturity	$4,022,332	$91,807	$(4,196)	$4,109,943	$3,923,052	$63,894	$(25,412)	$3,961,534
Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken certain legal measures intended to bring CLO into conformance with the Volcker rule.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may be required to recognize OTTI in earnings, in future periods.
The following table presents the changes in OTTI:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$3,437	$3,178	$3,288	$3,696
Reduction for securities sold or called	(30)	—	(30)	(518)
Additions for OTTI not previously recognized in earnings	—	82	149	82
Ending balance	$3,407	$3,260	$3,407	$3,260

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At September 30, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$22,888	$(337)	$71,140	$(1,154)	7	$94,028	$(1,491)
Agency MBS	26,917	(48)	274,866	(2,731)	48	301,783	(2,779)
Agency CMBS	78,572	(106)	—	—	6	78,572	(106)
CMBS	34,741	(382)	126,244	(1,171)	24	160,985	(1,553)
CLO	9,780	(28)	69,708	(423)	4	79,488	(451)
Single issuer trust preferred securities	—	—	33,812	(4,264)	7	33,812	(4,264)
Equities - financial services	—	—	—	—	—	—	—
Total available-for-sale in an unrealized loss position	$172,898	$(901)	$575,770	$(9,743)	96	$748,668	$(10,644)
Held-to-maturity:
Agency CMO	$77,555	$(661)	$18,814	$(229)	8	$96,369	$(890)
Agency MBS	86,133	(88)	297,018	(1,456)	30	383,151	(1,544)
Agency CMBS	—	—	—	—	—	—	—
Municipal bonds and notes	106,453	(1,663)	3,359	(19)	45	109,812	(1,682)
CMBS	27,773	(80)	—	—	5	27,773	(80)
Total held-to-maturity in an unrealized loss position	$297,914	$(2,492)	$319,191	$(1,704)	88	$617,105	$(4,196)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$195,369	$(2,195)	$26,039	$(751)	14	$221,408	$(2,946)
Agency MBS	481,839	(6,386)	351,911	(10,905)	84	833,750	(17,291)
Agency CMBS	124,241	(959)	—	—	7	124,241	(959)
CMBS	276,330	(2,879)	19,382	(26)	29	295,712	(2,905)
CLO	211,515	(2,709)	15,708	(561)	13	227,223	(3,270)
Single issuer trust preferred securities	4,087	(128)	33,083	(4,870)	8	37,170	(4,998)
Equities - financial services	2,578	(921)	—	—	1	2,578	(921)
Total available-for-sale in an unrealized loss position	$1,295,959	$(16,177)	$446,123	$(17,113)	156	$1,742,082	$(33,290)
Held-to-maturity:
Agency CMO	$143,364	$(1,304)	$27,928	$(754)	13	$171,292	$(2,058)
Agency MBS	551,918	(7,089)	470,828	(12,819)	87	1,022,746	(19,908)
Agency CMBS	110,864	(325)	—	—	7	110,864	(325)
Municipal bonds and notes	29,034	(130)	13,829	(287)	27	42,863	(417)
CMBS	142,382	(1,983)	30,129	(721)	18	172,511	(2,704)
Total held-to-maturity in an unrealized loss position	$977,562	$(10,831)	$542,714	$(14,581)	152	$1,520,276	$(25,412)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to exhibit OTTI at September 30, 2016.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $1.5 million on the Company’s investment in Agency CMO at September 30, 2016 compared to $2.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $2.8 million on the Company’s investment in Agency MBS at September 30, 2016 compared to $17.3 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency CMBS. There were unrealized losses of $106 thousand on the Company's investment in commercial mortgage-backed securities issued by government agencies at September 30, 2016, compared to $1.0 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices since December 31, 2015.
CMBS. There were unrealized losses of $1.6 million on the Company’s investment in CMBS at September 30, 2016 compared to $2.9 million at December 31, 2015. The portfolio of mainly floating rate CMBS experienced decreased market spreads which resulted in higher market prices and smaller unrealized losses at September 30, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $0.5 million on the Company's investment in CLO at September 30, 2016 compared to $3.3 million at December 31, 2015. Unrealized losses decreased due to lower market spreads for the CLO portfolio at September 30, 2016 compared to December 31, 2015. Contractual cash flows for these investments are performing as expected. The Company has taken certain legal measures intended to bring CLO into conformance with the Volcker rule.
Single Issuer Trust Preferred Securities. There were unrealized losses of $4.3 million on the Company's investment in single issuer trust preferred securities at September 30, 2016 compared to $5.0 million at December 31, 2015. Unrealized losses decreased due to lower market spreads for this asset class, which resulted in higher security prices compared to December 31, 2015. The single issuer trust preferred securities portfolio consists of four floating rate investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $0.9 million on the Company’s investment in Agency CMO at September 30, 2016 compared to $2.1 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $1.5 million on the Company’s investment in Agency MBS at September 30, 2016 compared to $19.9 million at December 31, 2015. Unrealized losses decreased due to lower market rates which resulted in higher security prices at September 30, 2016 compared to December 31, 2015. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.

Municipal Bonds and Notes. There were unrealized losses of $1.7 million on the Company’s investment in municipal bonds and notes at September 30, 2016, compared to $417 thousand at December 31, 2015. Unrealized losses increased due to higher market rates primarily on current year to date purchases. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $80 thousand on the Company’s investment in CMBS at September 30, 2016 compared to $2.7 million at December 31, 2015. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions, which resulted in higher security prices at September 30, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Proceeds from sales	$—	$2,500	$259,273	$37,465

Gross realized gains on sales	$—	$—	$2,891	$529
Less: Gross realized losses on sales	—	—	2,477	—
Gain on sale of investment securities, net	$—	$—	$414	$529
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At September 30, 2016

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$60,737	$61,771	$7,988	$8,034
Due after one year through five years	37,397	38,479	19,980	20,376
Due after five through ten years	572,461	575,465	36,758	37,932
Due after ten years	2,348,115	2,364,396	3,957,606	4,043,601
Total debt securities	$3,018,710	$3,040,111	$4,022,332	$4,109,943
For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties. At September 30, 2016, the Company had a carrying value of $1.2 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities do not reflect actual durations which are impacted by prepayments.
Securities with a carrying value totaling $2.7 billion at September 30, 2016 and $2.6 billion at December 31, 2015 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.
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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by a VIE for which the Company is not the manager. These securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO and single issuer trust preferred securities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIE, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIE. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment. Refer to Note 2: Investment Securities for additional information.
Tax Credit - Finance Investments. The Company makes equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as Webster is not involved in its management. For these investments, the Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIE.
The Company's tax credit-finance investments had an aggregate carrying value of $23.5 million and $25.9 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, unfunded obligations, which are recognized as a component of accrued expenses and other liabilities, were $14.4 million and $16.5 million, respectively.
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
Other Investments. The Company invests in various alternative investments in which it holds a variable interest. Alternative investments are non-public entities which cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. For these investments, the Company has determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impacts the economic performance of the VIE.
The Company's other investments in VIEs had an aggregate carrying value of $12.5 million and $12.1 million at September 30, 2016 and December 31, 2015, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $20.6 million and $19.0 million, respectively.
For a further description of the Company's accounting policies regarding the consolidation of a VIE, refer to Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015 included in its 2015 Form 10-K.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2016	At December 31, 2015
Residential	$4,234,047	$4,061,001
Consumer	2,707,343	2,702,560
Commercial	4,779,802	4,315,999
Commercial Real Estate	4,280,513	3,991,649
Equipment Financing	621,696	600,526
Loans and leases (1) (2)	$16,623,401	$15,671,735

(1)	Loans and leases include net deferred fees and net premiums/discounts of $19.7 million and $18.0 million at September 30, 2016 and December 31, 2015, respectively.

(2)	At September 30, 2016, the Company had pledged $6.4 billion of eligible residential and consumer loans as collateral to support borrowing capacity at the FHLB Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At September 30, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$7,547	$3,547	$—	$49,197	$60,291	$4,173,756	$4,234,047
Consumer:
Home equity	7,627	4,746	—	35,597	47,970	2,371,700	2,419,670
Other consumer	1,757	1,354	—	1,571	4,682	282,991	287,673
Commercial:
Commercial non-mortgage	1,949	576	23	27,397	29,945	3,946,986	3,976,931
Asset-based	—	—	—	—	—	802,871	802,871
Commercial real estate:
Commercial real estate	1,082	148	5,444	10,957	17,631	3,933,588	3,951,219
Commercial construction	—	—	—	3,438	3,438	325,856	329,294
Equipment financing	3,164	313	—	202	3,679	618,017	621,696
Total	$23,126	$10,684	$5,467	$128,359	$167,636	$16,455,765	$16,623,401

	At December 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$10,365	$4,703	$2,029	$54,201	$71,298	$3,989,703	$4,061,001
Consumer:
Home equity	9,061	4,242	—	37,337	50,640	2,402,758	2,453,398
Other consumer	1,390	615	—	560	2,565	246,597	249,162
Commercial:
Commercial non-mortgage	768	3,288	22	27,037	31,115	3,531,669	3,562,784
Asset-based	—	—	—	—	—	753,215	753,215
Commercial real estate:
Commercial real estate	1,624	625	—	16,767	19,016	3,673,408	3,692,424
Commercial construction	—	—	—	3,461	3,461	295,764	299,225
Equipment financing	543	59	—	706	1,308	599,218	600,526
Total	$23,751	$13,532	$2,051	$140,069	$179,403	$15,492,332	$15,671,735
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and nine months ended September 30, 2016 and 2015, had the loans and leases been current in accordance with their original terms, totaled $3.7 million, $8.4 million, $2.6 million and $6.3 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the ALLL:

	At or for the three months ended September 30, 2016
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428
Provision (benefit) charged to expense	1,076	4,985	4,351	2,953	885	14,250
Charge-offs	(1,304)	(5,259)	(2,561)	—	(300)	(9,424)
Recoveries	554	1,313	370	194	240	2,671
Balance, end of period	$24,739	$43,995	$75,982	$36,769	$6,440	$187,925

	At or for the three months ended September 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$24,463	$40,807	$66,241	$30,768	$5,581	$167,860
Provision (benefit) charged to expense	1,150	6,864	3,089	1,961	(64)	13,000
Charge-offs	(1,588)	(4,831)	(2,204)	(1,346)	—	(9,969)
Recoveries	281	1,004	715	69	32	2,101
Balance, end of period	$24,306	$43,844	$67,841	$31,452	$5,549	$172,992

	At or for the nine months ended September 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Provision (benefit) charged to expense	991	12,458	25,447	3,921	1,033	43,850
Charge-offs	(3,536)	(14,236)	(17,294)	(2,521)	(521)	(38,108)
Recoveries	1,408	3,721	1,143	480	441	7,193
Balance, end of period	$24,739	$43,995	$75,982	$36,769	$6,440	$187,925
Individually evaluated for impairment	$9,443	$3,005	$6,579	$467	$9	$19,503
Collectively evaluated for impairment	$15,296	$40,990	$69,403	$36,302	$6,431	$168,422

Loan and lease balances:
Individually evaluated for impairment	$122,020	$46,208	$58,197	$24,423	$6,863	$257,711
Collectively evaluated for impairment	4,112,027	2,661,135	4,721,605	4,256,090	614,833	16,365,690
Loans and leases	$4,234,047	$2,707,343	$4,779,802	$4,280,513	$621,696	$16,623,401

	At or for the nine months ended September 30, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$25,452	$43,518	$52,114	$32,102	$6,078	$159,264
Provision (benefit) charged to expense	3,100	10,091	18,468	4,617	(776)	35,500
Charge-offs	(5,004)	(12,980)	(5,000)	(5,590)	(30)	(28,604)
Recoveries	758	3,215	2,259	323	277	6,832
Balance, end of period	$24,306	$43,844	$67,841	$31,452	$5,549	$172,992
Individually evaluated for impairment	$10,773	$3,540	$11,478	$4,527	$5	$30,323
Collectively evaluated for impairment	$13,533	$40,304	$56,363	$26,925	$5,544	$142,669

Loan and lease balances:
Individually evaluated for impairment	$138,227	$46,455	$54,522	$41,598	$102	$280,904
Collectively evaluated for impairment	3,877,612	2,604,247	4,085,457	3,815,557	552,748	14,935,621
Loans and leases	$4,015,839	$2,650,702	$4,139,979	$3,857,155	$552,850	$15,216,525

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At September 30, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$134,026	$122,020	$21,404	$100,616	$9,443
Consumer	52,516	46,208	23,612	22,596	3,005
Commercial	64,537	58,197	25,720	32,477	6,579
Commercial real estate:
Commercial real estate	20,823	20,044	9,156	10,888	467
Commercial construction	4,911	4,379	4,379	—	—
Equipment financing	6,901	6,863	6,638	225	9
Total	$283,714	$257,711	$90,909	$166,802	$19,503

	At December 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$148,144	$134,448	$23,024	$111,424	$10,364
Consumer	56,680	48,425	25,130	23,295	3,477
Commercial	67,116	56,581	31,600	24,981	5,197
Commercial real estate:
Commercial real estate	36,980	33,333	9,204	24,129	3,160
Commercial construction	7,010	5,962	5,939	23	3
Equipment financing	612	422	328	94	3
Total	$316,542	$279,171	$95,225	$183,946	$22,204
The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2016			2015			2016			2015
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$124,993	$1,070	$304	$138,519	$1,114	$290	$128,234	$3,309	$918	$140,105	$3,322	$847
Consumer	46,892	336	238	47,787	371	271	47,317	1,029	754	48,352	1,094	827
Commercial	58,874	352	—	54,667	262	—	57,389	1,299	—	45,349	936	—
Commercial real estate:
Commercial real estate	23,930	77	—	44,222	137	—	26,689	374	—	65,640	1,024	—
Commercial construction	4,386	12	—	6,059	33	—	5,171	81	—	6,068	99	—
Equipment financing	3,642	107	—	111	2	—	3,642	109	—	367	15	—
Total	$262,717	$1,954	$542	$291,365	$1,919	$561	$268,442	$6,201	$1,672	$305,881	$6,490	$1,674

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
A "Special Mention" (7) credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. "Substandard" (8) assets have a well defined weakness that jeopardizes the full repayment of the debt. An asset rated "Doubtful" (9) has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as "Loss" (10) in accordance with regulatory guidelines are considered uncollectible and charged off.
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2016	At December 31, 2015	At September 30, 2016	At December 31, 2015	At September 30, 2016	At December 31, 2015
(1) - (6) Pass	$4,474,603	$4,023,255	$4,152,199	$3,857,019	$598,526	$586,445
(7) Special Mention	93,767	70,904	36,588	55,030	25	1,628
(8) Substandard	207,059	220,389	91,726	79,289	23,145	12,453
(9) Doubtful	4,373	1,451	—	311	—	—
Total	$4,779,802	$4,315,999	$4,280,513	$3,991,649	$621,696	$600,526
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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Accrual status	$161,853	$171,784
Non-accrual status	74,147	100,906
Total recorded investment of TDRs (1)	$236,000	$272,690
Accruing TDRs performing under modified terms more than one year	54.1%	55.0%
Specific reserves for TDRs included in the balance of ALLL	$16,302	$21,405
Additional funds committed to borrowers in TDR status	1,316	1,133
(1) Total recorded investment of TDRs excludes $0.8 million and $1.1 million of accrued interest receivable at September 30, 2016 and December 31, 2015, respectively.
In the three and nine months ended September 30, 2016 and 2015, Webster charged off $3.0 million, $17.9 million, $1.7 million and $7.6 million, respectively, for the portion of TDRs deemed to be uncollectible.
A TDR may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	4	$967	4	$998	11	$1,969	19	$3,301
Adjusted Interest Rate	1	292	1	160	2	528	2	464
Maturity/Rate Combined	3	290	4	1,006	10	1,185	18	3,138
Other (2)	3	299	9	1,594	18	3,190	23	3,387
Consumer:
Extended Maturity	2	89	4	296	9	381	9	935
Adjusted Interest Rate	—	—	—	—	—	—	—	—
Maturity/Rate Combined	3	264	—	—	11	923	8	444
Other (2)	8	270	20	1,357	37	1,447	50	3,087
Commercial:
Extended Maturity	2	213	—	—	11	14,862	3	256
Adjusted Interest Rate	—	—	—	—	—		1	24
Maturity/Rate Combined	—	—	1	74	2	648	5	371
Other (2)	4	1,265	5	1,772	11	1,639	9	8,062
Commercial real estate:
Extended Maturity	1	109	1	315	1	109	1	315
Maturity/Rate Combined	1	291	—	—	2	335	1	43
Other (2)	—	—	1	405	1	509	1	405
Equipment Financing
Extended Maturity	6	6,638	—	—	7	6,642	—	—
Total TDRs	38	$10,987	50	$7,977	133	$34,367	150	$24,232
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
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	—	$—	—	$—	—	$—	—	$—
Consumer	—	—	1	3	—	—	2	326
Commercial	—	—	1	9	—	—	1	9
Commercial real estate	—	—	—	—	—	—	—	—
Total	—	$—	2	$12	—	$—	3	$335
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2016	At December 31, 2015
(1) - (6) Pass	$11,510	$12,970
(7) Special Mention	7	2,999
(8) Substandard	52,658	72,132
(9) Doubtful	3,597	1,717
Total	$67,772	$89,818

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$992	$1,120	$1,192	$1,059
Provision (benefit) charged to expense	37	43	(64)	104
Repurchased loans and settlements charged off	—	—	(99)	—
Ending balance	$1,029	$1,163	$1,029	$1,163
The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Residential mortgage loans held for sale:
Proceeds from sale	$128,268	$143,801	$298,840	$352,300
Net gain on sale	3,324	1,441	6,749	5,519
Fair value option adjustment	(48)	—	2,101	—
Loans sold with servicing rights retained	115,822	132,920	273,827	327,030
The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at both September 30, 2016 and December 31, 2015.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million for both the three months ended September 30, 2016 and 2015, and $0.9 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold at carrying value, for cash proceeds of $20.8 million for certain commercial loans and $33.1 million for certain consumer loans for the nine months ended September 30, 2016 and 2015, respectively.

Note 6: Goodwill and Other Intangible Assets
There was no change in the carrying amounts for goodwill since December 31, 2015. See Note 7 - Goodwill and Other Intangible Assets in Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for information related to goodwill allocated by reportable segment.
The gross carrying amount and accumulated amortization of CDI and customer relationships included in reportable segments are as follows:

	At September 30, 2016			At December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Community Banking CDI	$49,420	$(49,420)	$—	$49,420	$(48,277)	$1,143
HSA Bank:
CDI	22,000	(5,484)	16,516	22,000	(3,269)	18,731
Customer relationships	21,000	(2,760)	18,240	21,000	(1,548)	19,452
Total HSA Bank	43,000	(8,244)	34,756	43,000	(4,817)	38,183
Total other intangible assets	$92,420	$(57,664)	$34,756	$92,420	$(53,094)	$39,326
As of September 30, 2016, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2016	$1,082
2017	4,062
2018	3,847
2019	3,847
2020	3,847
Thereafter	18,071

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2016	At December 31, 2015
Non-interest-bearing:
Demand	$3,993,750	$3,713,063
Interest-bearing:
Checking	2,429,222	2,369,971
Health savings accounts	4,187,823	3,802,313
Money market	2,342,236	1,933,460
Savings	4,226,934	4,047,817
Time deposits	2,020,943	2,086,154
Total interest-bearing	15,207,158	14,239,715
Total deposits	$19,200,908	$17,952,778

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$852,014	$910,304
Time deposits, included in above balance, that meet or exceed the FDIC limit	481,884	542,206
Deposit overdrafts reclassified as loan balances	1,936	1,356
The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2016
Remainder of 2016	$267,114
2017	670,946
2018	342,507
2019	473,697
2020	180,741
Thereafter	85,938
Total time deposits	$2,020,943

Note 8: Borrowings
Total borrowings of $3.6 billion at September 30, 2016 and $4.0 billion at December 31, 2015 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

(In thousands)	At September 30, 2016	At December 31, 2015
Securities sold under agreements to repurchase:
Original maturity of one year or less	$353,705	$334,400
Original maturity of greater than one year, non-callable	400,000	500,000
Total securities sold under agreements to repurchase	753,705	834,400
Fed funds purchased	47,000	317,000
Securities sold under agreements to repurchase and other borrowings	$800,705	$1,151,400
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through Webster’s Treasury Unit. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase represents the gross amount for these transactions, as only liabilities are outstanding for the periods presented.
The following table provides information for FHLB advances:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,875,000	0.50%	$2,025,934	0.55%
After 1 but within 2 years	100,500	1.49	500	5.66
After 2 but within 3 years	133,731	1.34	200,000	1.36
After 3 but within 4 years	244,295	1.70	103,026	1.54
After 4 but within 5 years	75,000	1.51	175,000	1.77
After 5 years	159,442	1.82	159,655	1.60
	2,587,968	0.81%	2,664,115	0.79%
Premiums on advances	15		24
Federal Home Loan Bank advances	$2,587,983		$2,664,139

Aggregate carrying value of assets pledged as collateral	$5,919,426		$5,719,746
Remaining borrowing capacity	1,386,310		1,203,057
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2016	At December 31, 2015
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(875)	(964)
Debt issuance cost on senior fixed-rate notes (2)		(995)	(1,096)
Long-term debt		$225,450	$225,260

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.81% at September 30, 2016 and 3.48% at December 31, 2015.

(2)
In accordance with the adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, debt issuance cost is accounted for as a reduction to long-term debt. Previously debt issuance cost was included in accrued interest receivable and other assets within the accompanying Condensed Consolidated Balance Sheets.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in AOCL by component:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$12,363	$(23,406)	$(46,468)	$(57,511)	$(6,407)	$(22,980)	$(48,719)	$(78,106)
OCI/OCL before reclassifications	1,218	794	—	2,012	20,156	(2,416)	—	17,740
Amounts reclassified from AOCL	—	1,221	1,125	2,346	(168)	4,005	3,376	7,213
Net current-period OCI/OCL	1,218	2,015	1,125	4,358	19,988	1,589	3,376	24,953
Ending balance	$13,581	$(21,391)	$(45,343)	$(53,153)	$13,581	$(21,391)	$(45,343)	$(53,153)

	Three months ended September 30, 2015				Nine months ended September 30, 2015
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$9,461	$(24,969)	$(45,187)	$(60,695)	$16,421	$(25,530)	$(47,152)	$(56,261)
OCI/OCL before reclassifications	660	(1,998)	—	(1,338)	(5,964)	(4,154)	—	(10,118)
Amounts reclassified from AOCL	52	1,479	983	2,514	(284)	4,196	2,948	6,860
Net current-period OCI/OCL	712	(519)	983	1,176	(6,248)	42	2,948	(3,258)
Ending balance	$10,173	$(25,488)	$(44,204)	$(59,519)	$10,173	$(25,488)	$(44,204)	$(59,519)
The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2016	2015	2016	2015

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$—	$—	$414	$529	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	—	(82)	(149)	(82)	Impairment loss recognized in earnings
Total before tax	—	(82)	265	447
Tax benefit (expense)	—	30	(97)	(163)	Income tax expense
Net of tax	$—	$(52)	$168	$284
Derivative instruments:
Cash flow hedges	$(1,925)	$(2,332)	$(6,314)	$(6,616)	Total interest expense
Tax benefit	704	853	2,309	2,420	Income tax expense
Net of tax	$(1,221)	$(1,479)	$(4,005)	$(4,196)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,780)	$(1,540)	$(5,343)	$(4,621)	Compensation and benefits (1)
Prior service costs	(4)	(19)	(11)	(55)	Compensation and benefits (1)
Total before tax	(1,784)	(1,559)	(5,354)	(4,676)
Tax benefit	659	576	1,978	1,728	Income tax expense
Net of tax	$(1,125)	$(983)	$(3,376)	$(2,948)
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Retirement Benefit note 14 for further details).

Note 10: Regulatory Matters
Capital Requirements
Webster Financial Corporation is subject to regulatory capital requirements administered by the Federal Reserve System, while Webster Bank is subject to regulatory capital requirements administered by the OCC. Regulatory authorities can initiate certain mandatory actions if Webster Financial Corporation or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures require minimum amounts and ratios to ensure capital adequacy.
Basel III total risk-based capital is comprised of three categories: CET1 capital, additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax liabilities. Common shareholders' equity, for purposes of CET1 capital, excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

			Capital Requirements
	Actual		Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016
Webster Financial Corporation
CET1 risk-based capital	$1,892,244	10.5%	$812,420	4.5%	$1,173,495	6.5%
Total risk-based capital	2,282,690	12.6	1,444,302	8.0	1,805,377	10.0
Tier 1 risk-based capital	2,014,954	11.2	1,083,226	6.0	1,444,302	8.0
Tier 1 leverage capital	2,014,954	8.2	987,561	4.0	1,234,452	5.0
Webster Bank
CET1 risk-based capital	$1,919,417	10.6%	$811,487	4.5%	$1,172,148	6.5%
Total risk-based capital	2,109,833	11.7	1,442,643	8.0	1,803,304	10.0
Tier 1 risk-based capital	1,919,417	10.6	1,081,983	6.0	1,442,643	8.0
Tier 1 leverage capital	1,919,417	7.8	986,708	4.0	1,233,385	5.0
At December 31, 2015
Webster Financial Corporation
CET1 risk-based capital	$1,824,106	10.7%	$766,848	4.5%	$1,107,670	6.5%
Total risk-based capital	2,201,245	12.9	1,363,286	8.0	1,704,107	10.0
Tier 1 risk-based capital	1,966,146	11.5	1,022,464	6.0	1,363,286	8.0
Tier 1 leverage capital	1,966,146	8.2	954,369	4.0	1,192,962	5.0
Webster Bank
CET1 risk-based capital	$1,869,241	11.0%	$765,152	4.5%	$1,105,220	6.5%
Total risk-based capital	2,046,350	12.0	1,360,271	8.0	1,700,338	10.0
Tier 1 risk-based capital	1,869,241	11.0	1,020,203	6.0	1,360,271	8.0
Tier 1 leverage capital	1,869,241	7.8	953,300	4.0	1,191,626	5.0
Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements,including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $115 million during the nine months ended September 30, 2016 compared to $80 million during the nine months ended September 30, 2015.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $63.8 million and $109.4 million at September 30, 2016 and December 31, 2015, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Earnings for basic and diluted earnings per common share:
Net income	$51,817	$51,370	$149,467	$152,917
Less: Preferred stock dividends	2,024	2,024	6,072	6,687
Net income available to common shareholders	49,793	49,346	143,395	146,230
Less: Earnings applicable to participating securities	159	170	468	515
Earnings applicable to common shareholders	$49,634	$49,176	$142,927	$145,715

Shares:
Weighted-average common shares outstanding - basic	91,365	91,458	91,298	90,816
Effect of dilutive securities:
Stock options and restricted stock	465	512	452	532
Warrants	27	37	26	43
Weighted-average common shares outstanding - diluted	91,857	92,007	91,776	91,391

Earnings per common share:
Basic	$0.54	$0.54	$1.57	$1.61
Diluted	0.54	0.53	1.56	1.60
Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Stock options (shares with exercise price greater than market price)	172	305	172	305
Restricted stock (due to performance conditions on non-participating shares)	—	52	161	93
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
Derivative instruments designated as cash flow hedges are recorded on the balance sheet at fair value. The effective portion of the change in the fair value of derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, is recorded to AOCL and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the periods presented, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at September 30, 2016 and December 31, 2015. As a result, there was no impact to interest expense during the periods presented.
Additionally, in order to address certain other risk management matters, the Company utilizes the following derivative instruments that do not qualify for hedge accounting. These derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recognized each period as other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Interest rate swap and cap contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions.
RPAs are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (for a fee received) or participate-out (for a fee paid) the risk associated with certain derivative positions executed with the borrower by a lead bank.
Other derivatives include foreign currency forward contracts related to lending arrangements, a VISA equity swap transaction, and mortgage banking derivatives such as mortgage-backed securities related to residential loan commitments and loans held for sale. Mortgage banking derivatives are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At September 30, 2016				At December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$175,000	$768	$150,000	$3,433	$200,000	$2,507	$100,000	$1,359

Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	472,750	236	2,320,222	91,262	989,695	2,255	1,543,479	40,302
Other	22,634	66	8,517	37	8,237	183	4,561	66
Positions not subject to a master netting agreement (2)
Interest rate derivatives	2,388,726	116,645	404,272	125	2,050,460	58,304	482,738	571
RPAs	75,250	320	106,633	337	41,798	153	92,985	245
Mortgage banking derivatives (3)	110,015	1,874	132,529	698	62,514	819	—	—
Other	—	—	60	10	—	—	60	9
Total not designated as hedging instruments	3,069,375	119,141	2,972,233	92,469	3,152,704	61,714	2,123,823	41,193
Gross derivative instruments, before netting	$3,244,375	119,909	$3,122,233	95,902	$3,352,704	64,221	$2,223,823	42,552
Less: Legally enforceable master netting agreements		1,070		1,070		4,945		4,945
Less: Cash collateral posted		—		93,662		—		31,330
Total derivative instruments, after netting		$118,839		$1,170		$59,276		$6,277

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)	Derivative positions not subject to a legally enforceable master netting agreement are reported on a gross basis in the accompanying Condensed Consolidated Balance Sheets.

(3)	Notional amounts include mandatory forward commitments of $133.1 million, while notional amounts do not include approved floating rate commitments of $29.3 million, at September 30, 2016.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment were recognized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Interest rate derivatives	$608	$955	$6,515	$3,375
RPAs	110	—	(143)	(118)
Mortgage banking derivatives	720	(1,331)	357	215
Other	(285)	29	(582)	(37)
Total impact on other non-interest income	$1,153	$(347)	$6,147	$3,435
Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $2.1 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At September 30, 2016, the remaining unamortized loss on the termination of cash flow hedges is $22.9 million. Over the next twelve months, the Company estimates that $6.4 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 9: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13: Fair Value Measurements.

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
The following table is presented on a gross basis, prior to the application of counterparty netting agreements. Derivative assets and liabilities are shown net of cash collateral:

	At September 30, 2016			At December 31, 2015
(In thousands)	Gross Amount	Amount Offset	Net Amount (1) (2)	Gross Amount	Amount Offset	Net Amount(1) (2)
Derivative instrument assets:
Hedged Accounting Positions	$768	$(768)	$—	$2,507	$(2,507)	$—
Non-Hedged Accounting Positions	302	(302)	—	2,438	(2,438)	—
Total	$1,070	$(1,070)	$—	$4,945	$(4,945)	$—

Derivative instrument liabilities:
Hedged Accounting Positions	$3,433	$(3,433)	$—	$1,359	$(1,359)	$—
Non-Hedged Accounting Positions	91,299	(91,299)	—	40,368	(34,916)	5,452
Total	$94,732	$(94,732)	$—	$41,727	$(36,275)	$5,452
(1) Net amount is net of $93.7 million and $31.3 million of cash collateral at September 30, 2016 and December 31, 2015, respectively, as presented in the accompanying Condensed Consolidated Balance Sheets.
(2) Net amount excludes $29.5 million and $20.2 million of initial margin requirements posted at the derivative clearing organization at September 30, 2016 and December 31, 2015, respectively. Initial margin is recorded as a component of accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets.
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $125.8 million in net margin collateral posted with financial counterparties at September 30, 2016, comprised of $29.5 million in initial margin and $96.3 million in variation margin collateral posted to financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $116.9 million at September 30, 2016. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $24.8 million at September 30, 2016. The credit exposures are mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
Mortgage Banking Derivatives. Forward sales of mortgage loans and mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which the Company agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.

Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in other assets and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits in the accompanying Condensed Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $3.3 million as of September 30, 2016.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $8.0 million in unfunded commitments remaining for its alternative investments, as of September 30, 2016. See the "Investment Securities Portfolio" section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of ASC 820 "Fair Value Measurement". The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.
Contingent Consideration. As part of the health savings accounts acquisition, the contingent consideration arrangement entitles the Company to receive a rebate of the purchase price relating to the premium paid, for account attrition that occurs during the eighteen-month period beginning on the acquisition date of January 13, 2015. In periods subsequent to the initial valuation the fair value is adjusted for measurable attrition milestones. This valuation is based on a contractual obligation that is reliant upon calculation inputs, and as such could be subject to miscalculation. Therefore, the contingent consideration is classified within Level 3 of the fair value hierarchy.
Contingent Liability. As part of the health savings accounts acquisition, Webster assumed a pre-existing liability as part of the transaction. The liability valuation was based upon unobservable inputs. Therefore, the contingent liability was classified within Level 3 of the fair value hierarchy. The fair value of the contingency represented the estimated price to transfer the liability between market participants at the measurement date under current market conditions. Webster settled the liability during the quarter ended September 30, 2016.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$985	$—	$—	$985
Agency CMO	—	463,730	—	463,730
Agency MBS	—	1,001,014	—	1,001,014
Agency CMBS	—	484,408	—	484,408
CMBS	—	468,361	—	468,361
CLO	—	484,236	—	484,236
Single issuer trust preferred securities	—	38,111	—	38,111
Corporate debt securities	—	99,266	—	99,266
Equities - financial services	—	—	—	—
Total available-for-sale investment securities	985	3,039,126	—	3,040,111
Gross derivative instruments, before netting (1)	66	119,843	—	119,909
Investments held in Rabbi Trust	5,020	—	—	5,020
Alternative investments	—	—	5,464	5,464
Originated loans held for sale (2)	—	66,400	—	66,400
Contingent consideration	—	—	8,035	8,035
Total financial assets held at fair value	$6,071	$3,225,369	$13,499	$3,244,939
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$37	$95,865	$—	$95,902
Contingent liability	—	—	—	—
Total financial liabilities held at fair value	$37	$95,865	$—	$95,902

	At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$924	$—	$—	$924
Agency CMO	—	548,754	—	548,754
Agency MBS	—	1,065,109	—	1,065,109
Agency CMBS	—	215,350	—	215,350
CMBS	—	579,266	—	579,266
CLO	—	429,159	—	429,159
Single issuer trust preferred securities	—	37,170	—	37,170
Corporate debt securities	—	106,321	—	106,321
Equities - financial services	2,578	—	—	2,578
Total available-for-sale investment securities	3,502	2,981,129	—	2,984,631
Gross derivative instruments, before netting (1)	183	64,038	—	64,221
Investments held in Rabbi Trust	5,372	—	—	5,372
Alternative investments	—	—	3,471	3,471
Originated loans held for sale	—	—	—	—
Contingent Consideration	—	—	5,331	5,331
Total financial assets held at fair value	$9,057	$3,045,167	$8,802	$3,063,026
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$66	$42,486	$—	$42,552
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$66	$42,486	$6,000	$48,552
(1) For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.
(2) Loans held for sale accounted for under the fair value option of ASC 825 "Financial Instruments" at September 30, 2016. The Company made this policy election on loans originated for sale. See Note 1: Summary of Significant Accounting Policies.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments	Contingent Consideration	Total Financial Assets	Contingent Liability
Balance at January 1, 2016	$3,471	$5,331	$8,802	$6,000
Unrealized gain included in net income	311	2,704	3,015	—
Purchases/capital funding	1,682	—	1,682	—
Payments	—	—	—	(6,000)
Balance at September 30, 2016	$5,464	$8,035	$13,499	$—
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
Transferred Loans Held For Sale. Certain loans are transferred to loans held for sale once a decision has been made to sell such loans. These loans are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. This activity is primarily commercial loans with observable inputs and is classified within Level 2. On the occasion should these loans include adjustments for changes in loan characteristics using unobservable inputs, the loans would be classified within Level 3.
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $4.1 million at September 30, 2016. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
The following table presents the changes in fair value for mortgage servicing assets:

	Nine months ended September 30,
(In thousands)	2016	2015
Beginning balance	$33,568	$28,690
Originations of servicing assets	8,198	6,335
Changes in fair value:
Due to payoffs/paydowns	(3,026)	(1,918)
Due to market changes	(3,119)	(754)
Ending balance	$35,621	$32,353

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2016:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$1,974	Real Estate Appraisals	Discount for appraisal type	0%
			Discount for costs to sell	0%
OREO	$195	Real Estate Appraisals	Discount for appraisal type	0%	-	10.0%
			Discount for costs to sell	8%
Mortgage servicing assets	$35,621	Discounted cash flow	Constant prepayment rate	7.9%	-	32.6%
			Discount rates	1.5%	-	2.1%
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

The estimated fair values of selected financial instruments and servicing assets are as follows:

	At September 30, 2016		At December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,022,332	$4,109,943	$3,923,052	$3,961,534
Loans held for sale (1)	178	178	37,091	37,457
Level 3
Loans and leases, net	16,435,476	16,450,034	15,496,745	15,543,892
Mortgage servicing assets	23,384	35,621	20,698	33,568
Alternative investments	11,303	12,867	12,900	14,294
Liabilities:
Level 2
Deposit liabilities, other than time deposits	$17,179,965	$17,179,965	$15,866,624	$15,866,624
Time deposits	2,020,943	2,037,577	2,086,154	2,095,357
Securities sold under agreements to repurchase and other borrowings	800,705	811,273	1,151,400	1,163,974
FHLB advances (2)	2,587,983	2,576,651	2,664,139	2,647,872
Long-term debt (2)	225,450	222,694	226,356	218,143
(1) Loans held for sale accounted for at the lower of cost or market includes commercial loans at September 30, 2016 and both commercial and residential loans at December 31, 2015.
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

	Three months ended September 30,
	2016			2015
(In thousands)	Webster Bank Pension Plan	Webster SERP	Other Postretirement Benefits	Webster Bank Pension Plan	Webster SERP	Other Postretirement Benefits
Service cost	$11	$—	$—	$11	$—	$—
Interest cost on benefit obligations	2,110	98	32	2,002	86	31
Expected return on plan assets	(3,067)	—	—	(2,968)	—	—
Amortization of prior service cost	—	—	4	—	—	18
Recognized net loss	1,666	106	8	1,431	98	11
Net periodic benefit cost	$720	$204	$44	$476	$184	$60

	Nine months ended September 30,
	2016			2015
(In thousands)	Webster Bank Pension Plan	Webster SERP	Other Postretirement Benefits	Webster Bank Pension Plan	Webster SERP	Other Postretirement Benefits
Service cost	$34	$—	$—	$34	$—	$—
Interest cost on benefit obligations	6,331	292	94	6,006	259	93
Expected return on plan assets	(8,596)	—	—	(8,905)	—	—
Amortization of prior service cost	—	—	11	—	—	54
Recognized net loss	4,998	319	26	4,293	293	35
Net periodic benefit cost	$2,767	$611	$131	$1,428	$552	$182
The Company made a discretionary $20.0 million contribution to the Webster Bank Pension Plan in September 2016. Additional contributions may be made as deemed appropriate by management in conjunction with information provided by the Plan’s actuarial firm.

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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Stock options	$—	$73	$43	$305
Restricted stock	2,944	2,934	8,515	7,978
Total stock compensation expense	$2,944	$3,007	$8,558	$8,283
At September 30, 2016 there was $16.9 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 1.7 years.
The following table provides a summary of the activity under the stock compensation plans for the nine months ended September 30, 2016:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2016	236,145	$32.58	2,088	$34.45	115,721	$34.14	1,527,074	$23.92
Granted	222,610	32.93	12,946	32.89	150,392	32.75	—	—
Exercised options	—	—	—	—	—	—	116,694	20.19
Vested restricted stock awards (1)	166,988	31.81	9,638	33.23	104,419	33.17	—	—
Forfeited	11,628	32.73	—	—	3,401	33.59	41,562	47.92
Outstanding and exercisable, at September 30, 2016	280,139	$33.28	5,396	$32.89	158,293	$33.47	1,368,818	$23.51

(1)	Vested for purposes of recording compensation expense.
Time-based restricted stock. Time-based restricted stock awards vest over the applicable service period ranging from 1 to 5 years. The number of time-based awards that may be granted to an eligible individual in a calendar year is limited to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value, which is measured using the Company's common stock closing price at the date of grant.
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from 0 to 150%. The performance criteria for 50% of the shares granted in 2016 is based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and the remaining 50% is based upon upon Webster's average of return on equity during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 1,269,249 non-qualified stock options and 99,569 incentive stock options outstanding at September 30, 2016.

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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called Funds Transfer Pricing. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by ALCO.
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
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$71,454	$91,522	$20,560	$2,811	$(6,150)	$180,197
Provision (benefit) for loan and lease losses	7,459	6,939	—	417	(565)	14,250
Net interest income (loss) after provision for loan and lease losses	63,995	84,583	20,560	2,394	(5,585)	165,947
Non-interest income	13,515	29,121	16,900	2,401	4,475	66,412
Non-interest expense	30,477	91,463	23,021	5,316	5,820	156,097
Income (loss) before income tax expense	47,033	22,241	14,439	(521)	(6,930)	76,262
Income tax expense (benefit)	15,128	7,121	4,624	(171)	(2,257)	24,445
Net income (loss)	$31,905	$15,120	$9,815	$(350)	$(4,673)	$51,817

	Three months ended September 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$64,769	$90,370	$18,852	$2,575	$(8,556)	$168,010
Provision (benefit) for loan and lease losses	3,992	8,953	—	76	(21)	13,000
Net interest income (loss) after provision for loan and lease losses	60,777	81,417	18,852	2,499	(8,535)	155,010
Non-interest income	10,970	26,928	16,386	2,215	4,793	61,292
Non-interest expense	27,474	82,919	21,273	5,026	3,245	139,937
Income (loss) before income tax expense	44,273	25,426	13,965	(312)	(6,987)	76,365
Income tax expense (benefit)	14,387	8,366	4,561	(96)	(2,223)	24,995
Net income (loss)	$29,886	$17,060	$9,404	$(216)	$(4,764)	$51,370

	Nine months ended September 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$203,012	$272,725	$60,484	$8,410	$(11,377)	$533,254
Provision (benefit) for loan and lease losses	29,247	15,572	—	518	(1,487)	43,850
Net interest income (loss) after provision for loan and lease losses	173,765	257,153	60,484	7,892	(9,890)	489,404
Non-interest income	34,374	83,219	54,969	7,445	13,854	193,861
Non-interest expense	87,781	272,823	71,966	15,555	13,195	461,320
Income (loss) before income tax expense	120,358	67,549	43,487	(218)	(9,231)	221,945
Income tax expense (benefit)	39,304	22,059	14,201	(71)	(3,015)	72,478
Net income (loss)	$81,054	$45,490	$29,286	$(147)	$(6,216)	$149,467

	Nine months ended September 30, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$188,539	$262,214	$53,080	$7,471	$(20,019)	$491,285
Provision (benefit) for loan and lease losses	19,951	16,383	—	(158)	(676)	35,500
Net interest income (loss) after provision for loan and lease losses	168,588	245,831	53,080	7,629	(19,343)	455,785
Non-interest income	28,321	80,748	46,885	6,891	15,253	178,098
Non-interest expense	81,144	247,070	60,476	14,502	8,369	411,561
Income (loss) before income tax expense	115,765	79,509	39,489	18	(12,459)	222,322
Income tax expense (benefit)	36,139	24,821	12,327	5	(3,887)	69,405
Net income (loss)	$79,626	$54,688	$27,162	$13	$(8,572)	$152,917
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At September 30, 2016	$8,174,174	$8,638,736	$92,128	$521,877	$8,206,702	$25,633,617
At December 31, 2015	7,505,513	8,441,950	95,815	493,571	8,104,269	24,641,118

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2016	At December 31, 2015
Commitments to extend credit	$5,239,513	$4,851,994
Standby letter of credit	141,200	133,294
Commercial letter of credit	46,344	45,742
Total credit-related financial instruments with off-balance sheet risk	$5,427,057	$5,031,030
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
Commercial Letter of Credit. A commercial letter of credit is issued to facilitate either domestic or foreign trade arrangements for customers. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in transit. Similar to a standby letter of credit, a commercial letter of credit is often secured by an underlying security agreement including the assets or inventory to which they relate.
These commitments subject the Company to potential exposure in excess of the amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$2,319	$2,007	$2,119	$5,151
Provision (benefit)	172	16	372	(3,128)
Ending balance	$2,491	$2,023	$2,491	$2,023
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at September 30, 2016 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.
Forward-Looking Statements and Factors that Could Affect Future Results
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects," "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates" and similar references to future periods; however, such words are not the exclusive means of identifying such statements. In addition to Webster or the Company, references to "we," "our," or "us" mean Webster Financial Corporation and its consolidated subsidiaries.
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
Management has identified the Company's most critical accounting policies as:

•	allowance for loan and lease losses;

•	fair value measurements for valuation of investments and other financial instruments;

•	evaluation of investments for other-than-temporary impairment;

•	valuation of goodwill and other intangible assets; and

•	assessing the realizability of deferred tax assets and the measurement of uncertain tax positions.
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
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2016	2015	2016	2015
Earnings:
Net interest income	$180,197	$168,010	$533,254	$491,285
Provision for loan and lease losses	14,250	13,000	43,850	35,500
Total non-interest income	66,412	61,292	193,861	178,098
Total non-interest expense	156,097	139,937	461,320	411,561
Net income	51,817	51,370	149,467	152,917
Earnings applicable to common shareholders	49,634	49,176	142,927	145,715
Per Share Data:
Weighted-average common shares outstanding - diluted	91,857	92,007	91,776	91,391
Diluted earnings per common share	$0.54	$0.53	$1.56	$1.60
Dividends and dividend equivalents declared per common share	0.25	0.23	0.73	0.66
Dividends declared per Series A preferred share	—	—	—	21.25
Dividends declared per Series E preferred share	400.00	400.00	1,200.00	1,200.00
Book value per common share	26.06	24.86	26.06	24.86
Tangible book value per common share (non-GAAP)	19.80	18.54	19.80	18.54
Selected Ratios:
Net interest margin	3.10	3.04	3.10	3.06
Return on average assets (annualized)	0.82%	0.86%	0.80%	0.88%
Return on average common shareholders' equity (annualized)	8.36	8.66	8.16	8.71
CET1 risk-based capital	10.48	10.78	10.48	10.78
Tangible common equity ratio (non-GAAP)	7.25	7.25	7.25	7.25
Return on average tangible common shareholders' equity (annualized) (non-GAAP)	11.24	11.86	11.04	12.01
Efficiency ratio (non-GAAP)	61.43	59.56	61.63	59.81
The non-GAAP financial measures, identified in the preceding table, have been presented because management believes their use provides additional clarity in assessing the results of the Company. Other companies may define or calculate non-GAAP financial measures differently.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2016	2015
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,511,629	$2,401,701
Less: Preferred stock (GAAP)	122,710	122,710
Goodwill and other intangible assets (GAAP)	573,129	579,287
Tangible common shareholders' equity (non-GAAP)	$1,815,790	$1,699,704
Common shares outstanding	91,687	91,663
Tangible book value per common share (non-GAAP)	$19.80	$18.54

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,815,790	$1,699,704
Total Assets (GAAP)	$25,633,617	$24,007,735
Less: Goodwill and other intangible assets (GAAP)	573,129	579,287
Tangible assets (non-GAAP)	$25,060,488	$23,428,448
Tangible common equity ratio (non-GAAP)	7.25%	7.25%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$51,817	$51,370	$149,467	$152,917
Less: Preferred stock dividends (GAAP)	2,024	2,024	6,072	6,687
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	970	1,054	2,971	3,089
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$50,763	$50,400	$146,366	$149,319
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$203,052	$201,600	$195,155	$199,092
Average shareholders' equity (non-GAAP)	$2,503,960	$2,402,826	$2,466,414	$2,375,932
Less: Average preferred stock (non-GAAP)	122,710	122,710	122,710	138,717
Average goodwill and other intangible assets (non-GAAP)	573,978	580,218	575,491	579,625
Average tangible common shareholders' equity (non-GAAP)	$1,807,272	$1,699,898	$1,768,213	$1,657,590
Return on average tangible common shareholders' equity (non-GAAP)	11.24%	11.86%	11.04%	12.01%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$156,097	$139,937	$461,320	$411,561
Less: Foreclosed property activity (GAAP)	45	202	(236)	516
Intangible assets amortization (GAAP)	1,493	1,621	4,570	4,752
Other expense (non-GAAP)	793	(209)	2,270	1,083
Non-interest expense (non-GAAP)	$153,766	$138,323	$454,716	$405,210
Net interest income (GAAP)	$180,197	$168,010	$533,254	$491,285
Add: Tax-equivalent adjustment (non-GAAP)	3,478	2,596	9,735	7,879
Non-interest income (GAAP)	66,412	61,292	193,861	178,098
Less: Gain on sale of investment securities, net (GAAP)	—	—	414	529
Other (non-GAAP)	(236)	(324)	(1,372)	(808)
Income (non-GAAP)	$250,323	$232,222	$737,808	$677,541
Efficiency ratio (non-GAAP)	61.43%	59.56%	61.63%	59.81%

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$16,423,642	$157,926	3.80%	$15,009,991	$141,064	3.71%
Securities (based upon historical amortized cost)	6,784,652	49,282	2.91	6,900,984	51,175	2.97
FHLB and FRB stock	185,104	1,478	3.18	182,304	1,922	4.18
Interest-bearing deposits	53,852	67	0.49	118,627	76	0.25
Loans held for sale	58,299	440	3.02	40,428	357	3.53
Total interest-earning assets	23,505,549	$209,193	3.53%	22,252,334	$194,594	3.47%
Non-interest-earning assets	1,752,981			1,625,876
Total Assets	$25,258,530			$23,878,210

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,011,712	$—	—%	$3,656,780	$—	—%
Savings, checking, & money market deposits	13,257,559	7,005	0.21	11,995,402	5,650	0.19
Time deposits	2,009,433	5,589	1.11	2,083,880	5,830	1.11
Total deposits	19,278,704	12,594	0.26	17,736,062	11,480	0.26

Securities sold under agreements to repurchase and other borrowings	909,560	3,447	1.48	1,137,552	4,138	1.42
FHLB advances	2,158,911	6,979	1.26	2,231,901	5,949	1.04
Long-term debt	225,414	2,498	4.43	226,307	2,421	4.28
Total borrowings	3,293,885	12,924	1.54	3,595,760	12,508	1.37
Total interest-bearing liabilities	22,572,589	$25,518	0.45%	21,331,822	$23,988	0.44%
Non-interest-bearing liabilities	181,981			143,562
Total liabilities	22,754,570			21,475,384

Preferred stock	122,710			122,710
Common shareholders' equity	2,381,250			2,280,116
Total shareholders' equity	2,503,960			2,402,826
Total Liabilities and Shareholders' Equity	$25,258,530			$23,878,210
Tax-equivalent net interest income		$183,675			$170,606
Less: Tax-equivalent adjustments		(3,478)			(2,596)
Net interest income		$180,197			$168,010
Net interest margin			3.10%			3.04%

	Nine months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$16,101,807	$461,399	3.79%	$14,508,111	$408,541	3.73%
Securities (based upon historical amortized cost)	6,861,128	153,280	2.98	6,817,876	155,084	3.04
FHLB and FRB stock	188,692	4,315	3.05	189,394	4,617	3.26
Interest-bearing deposits	57,692	216	0.49	114,494	218	0.25
Loans held for sale	40,739	1,006	3.29	43,824	1,299	3.95
Total interest-earning assets	23,250,058	$620,216	3.54%	21,673,699	$569,759	3.50%
Non-interest-earning assets	1,768,426			1,607,359
Total Assets	$25,018,484			$23,281,058

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$3,802,873	$—	—%	$3,521,294	$—	—%
Savings, checking & money market deposits	13,010,427	20,481	0.21	11,769,750	15,786	0.18
Time deposits	2,027,336	16,786	1.11	2,162,970	18,769	1.16
Total deposits	18,840,636	37,267	0.26	17,454,014	34,555	0.26

Securities sold under agreements to repurchase and other borrowings	943,458	10,999	1.53	1,149,095	12,711	1.46
FHLB advances	2,340,055	21,517	1.21	1,922,080	16,099	1.10
Long-term debt	225,651	7,444	4.40	226,278	7,230	4.26
Total borrowings	3,509,164	39,960	1.50	3,297,453	36,040	1.44
Total interest-bearing liabilities	22,349,800	$77,227	0.46%	20,751,467	$70,595	0.45%
Non-interest-bearing liabilities	202,270			153,659
Total liabilities	22,552,070			20,905,126

Preferred stock	122,710			138,717
Common shareholders' equity	2,343,704			2,237,215
Total shareholders' equity	2,466,414			2,375,932
Total Liabilities and Shareholders' Equity	$25,018,484			$23,281,058
Tax-equivalent net interest income		$542,989			$499,164
Less: Tax-equivalent adjustments		(9,735)			(7,879)
Net interest income		$533,254			$491,285
Net interest margin			3.10%			3.06%

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.3% of total revenue for the nine months ended September 30, 2016. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
Webster manages the risk of changes in interest rates on net interest income and net interest margin through ALCO and through related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk:

•	the size, duration and credit risk of the investment portfolio,

•	the size and duration of the wholesale funding portfolio,

•	off-balance sheet interest rate contracts, and

•	the pricing and structure of loans and deposits.
ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the balance sheet risk position, and other factors. The federal funds rate target range has remained 0.25-0.50% since December 16, 2015. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Financial Performance
Comparison to Prior Year Quarter
For the three months ended September 30, 2016, net income increased $0.4 million, or 0.9%, from the three months ended September 30, 2015. Net interest income increased 7.3%, and was mostly offset by increased non-interest expense, primarily as a result of increased investment in the HSA Bank and Community Banking businesses. Accordingly, income before income tax expense of $76.3 million decreased 0.1%.
The effect from income tax expense of $24.4 million and $25.0 million for the three months ended September 30, 2016 and 2015, respectively, resulted in net income of $51.8 million and diluted earnings per share of $0.54 for the three months ended September 30, 2016 compared to net income of $51.4 million and diluted earnings per share of $0.53 for the three months ended September 30, 2015.
Comparison to Prior Year to Date
For the nine months ended September 30, 2016, net income decreased $3.4 million, or 2.3%, from the nine months ended September 30, 2015. Net interest income increased 8.5%, and was mostly offset by increased non-interest expense, primarily as a result of investment in the HSA Bank and Community Banking businesses, as well as favorable adjustments in the prior period. Also, the provision for loan and lease losses increased 23.5% as loan origination activity has remained strong throughout the period. Accordingly, income before income tax expense of $221.9 million decreased 0.2%.
The effect from income tax expense of $72.5 million and $69.4 million for the nine months ended September 30, 2016 and 2015, respectively, resulted in net income of $149.5 million and diluted earnings per share of $1.56 for the nine months ended September 30, 2016 compared to net income of $152.9 million and diluted earnings per share of $1.60 for the nine months ended September 30, 2015.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $180.2 million for the three months ended September 30, 2016 compared to $168.0 million for the three months ended September 30, 2015, an increase of $12.2 million. On a fully tax-equivalent basis, net interest income increased $13.1 million when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily the result of a significant increase in loans with yields improved by 9 basis points, while the size of the securities portfolio and the reinvestment spreads on those assets declined. Net interest margin increased 6 basis points to 3.10% for the three months ended September 30, 2016 from 3.04% for the three months ended September 30, 2015.

Comparison to Prior Year to Date
Net interest income totaled $533.3 million for the nine months ended September 30, 2016 compared to $491.3 million for the nine months ended September 30, 2015, an increase of $42.0 million. On a fully tax-equivalent basis, net interest income increased $43.8 million when compared to the same period in 2015. The increase for the nine months ended September 30, 2016 was primarily the result of a significant increase in loans with overall improved yields bearing greater weight on net interest margin than a relatively flat securities portfolio with declining reinvestment spreads on those assets. Net interest margin increased 4 basis points to 3.10% for the nine months ended September 30, 2016 from 3.06% for the nine months ended September 30, 2015.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2016 vs. 2015 Increase (decrease) due to			2016 vs. 2015 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$2,180	$14,682	$16,862	$1,459	$51,399	$52,858
Loans held for sale	(71)	156	85	(30)	(263)	(293)
Investments (2)	(1,382)	(966)	(2,348)	(2,686)	578	(2,108)
Total interest income	$727	$13,872	$14,599	$(1,257)	$51,714	$50,457
Interest on interest-bearing liabilities:
Deposits	$664	$450	$1,114	$1,930	$781	$2,711
Borrowings	1,075	(659)	416	2,028	1,893	3,921
Total interest expense	$1,739	$(209)	$1,530	$3,958	$2,674	$6,632
Net change in net interest income	$(1,012)	$14,081	$13,069	$(5,215)	$49,040	$43,825

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the nine months ended September 30, 2016 increased $1.6 billion compared to the average for the nine months ended September 30, 2015. The loan and lease portfolio comprised 69.3% of the average interest-earning assets at September 30, 2016 compared to 66.9% of the average interest-earning assets at September 30, 2015. The loan and lease portfolio yield increased 6 basis points to 3.79% for the nine months ended September 30, 2016 compared to the loan and lease portfolio yield of 3.73% for the nine months ended September 30, 2015. The increase in the yield on the average loan and lease portfolio is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the nine months ended September 30, 2016 decreased $14.3 million compared to the average for the nine months ended September 30, 2015. The investments portfolio comprised 30.6% of the average interest-earning assets at September 30, 2016 compared to 32.9% of the average interest-earning assets at September 30, 2015. The investments portfolio yield decreased 3 basis points to 2.96% for the nine months ended September 30, 2016 compared to the investments portfolio yield of 2.99% for the nine months ended September 30, 2015. The decrease in the yield on the investments portfolio is due to current low market rates on securities purchases compared to the yield on securities paydowns and maturities during the period.
Average deposits for the nine months ended September 30, 2016 increased $1.4 billion compared to the average for the nine months ended September 30, 2015. The increase is comprised of an increase of $281.6 million in non-interest-bearing deposits and an increase of $1.1 billion in interest-bearing deposits. The average cost of deposits was 0.26% for the nine months ended September 30, 2016 compared to 0.26% for the nine months ended September 30, 2015. The average cost of deposits was flat as a result of improved product mix coupled with pricing shifts. Higher cost time deposits decreased to 13.5% for the nine months ended September 30, 2016 from 15.5% for the nine months ended September 30, 2015 as a percentage of total interest-bearing deposits.
Average borrowings for the nine months ended September 30, 2016 increased $211.7 million compared to the average for the nine months ended September 30, 2015. Average securities sold under agreements to repurchase and other borrowings decreased $205.6 million, while average FHLB advances increased $418.0 million. The average cost of borrowings increased 6 basis point to 1.50% for the nine months ended September 30, 2016 from 1.44% for the nine months ended September 30, 2015. The increase in average cost of borrowings is the result of the 25 basis point increase in the Fed Funds rate on December 16, 2015.

Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Interest rate swaps on repurchase agreements	$—	$361	$361	$1,082
Interest rate swaps on FHLB advances	2,099	2,087	6,469	6,029
Interest rate swaps on senior fixed-rate notes	76	76	229	229
Interest rate swaps on brokered CDs and deposits	195	196	585	434
Net increase to interest expense on borrowings	$2,370	$2,720	$7,644	$7,774
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the Allowance for Loan and Lease Losses. At September 30, 2016, the ALLL totaled $187.9 million, or 1.13% of total loans and leases, as compared to $175.0 million, or 1.12% of total loans and leases, at December 31, 2015.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $6.8 million and $30.9 million for the three and nine months ended September 30, 2016, respectively, compared to $7.9 million and $21.8 million for the three and nine months ended September 30, 2015, respectively. The increase for the nine months ended September 30, 2016 is primarily the result of a large commercial loan charge-off in the first quarter of 2016.
The provision for loan and lease losses of $14.3 million and $43.9 million for the three and nine months ended September 30, 2016, respectively, increased $1.3 million and $8.4 million, respectively, compared to the three and nine months ended September 30, 2015. The increase in provision for loan and lease losses was due primarily to increasing loan balances, as well as the impaired commercial loan charged-off in the first quarter of 2016.
See the "Loan and Lease Portfolio" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Deposit service fees	$35,734	$35,164	$570	1.6%	$105,553	$101,382	$4,171	4.1%
Loan related fees	10,299	8,305	1,994	24.0	23,048	19,713	3,335	16.9
Wealth and investment services	7,593	7,761	(168)	(2.2)	21,992	24,434	(2,442)	(10.0)
Mortgage banking activities	3,276	1,441	1,835	127.3	8,850	5,519	3,331	60.4
Increase in cash surrender value of life insurance policies	3,743	3,288	455	13.8	11,060	9,637	1,423	14.8
Gain on sale of investment securities, net	—	—	—	—	414	529	(115)	(21.7)
Impairment loss recognized in earnings	—	(82)	82	n/m	(149)	(82)	(67)	n/m
Other income	5,767	5,415	352	6.5	23,093	16,966	6,127	36.1
Total non-interest income	$66,412	$61,292	$5,120	8.4%	$193,861	$178,098	$15,763	8.9%
n/m - not meaningful
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2016 was $66.4 million, an increase of $5.1 million, or 8.4%, compared to $61.3 million for the three months ended September 30, 2015. The increase is attributable to increases in loan related fees and mortgage banking activities.
Loan related fees increased $2.0 million, or 24.0%, primarily as a result of increased syndication fees and a lower deferral of origination fees.
Mortgage banking activities income increased $1.8 million, or 127.3%, due to higher spreads on loans sold offset by slightly lower volumes.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2016 was $193.9 million, an increase of $15.8 million, or 8.9%, compared to $178.1 million for the nine months ended September 30, 2015. The increase is attributable to increases in deposit service fees, loan related fees, mortgage banking activities, income earned on the cash surrender value of life insurance policies, and other income, partially offset by a decrease in wealth and investment services.
Deposit service fees increased $4.2 million, or 4.1%, as a result of increased checking account service charges driven by HSA Bank's account growth and check card interchange income, partially offset by lower NSF fees.
Loan related fees increased $3.3 million, or 16.9%, primarily due to increases in loan syndication fees and lower deferral of origination fees, partially offset by decreases in prepayment fees, line usage fees, and increased mortgage servicing rights amortization.
Wealth and investment services decreased $2.4 million, or 10.0%, primarily due to an adverse impact on sales production driven by market conditions.
Mortgage banking activities increased $3.3 million, or 60.4%, due to higher spreads on loans sold offset by slightly lower volumes.
Income earned on the cash surrender value of life insurance policies increased $1.4 million, or 14.8%, primarily due to an expanded number of participants in the program.
Other income increased $6.1 million, or 36.1%, due in part to higher client interest rate hedging activities and fair value adjustments in the contingent consideration.

Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Compensation and benefits	$83,148	$73,378	$9,770	13.3%	$243,688	$218,285	$25,403	11.6%
Occupancy	15,004	11,987	3,017	25.2	44,099	37,263	6,836	18.3
Technology and equipment	19,753	21,419	(1,666)	(7.8)	59,067	60,979	(1,912)	(3.1)
Intangible assets amortization	1,493	1,621	(128)	(7.9)	4,570	4,752	(182)	(3.8)
Marketing	4,622	4,099	523	12.8	14,215	12,520	1,695	13.5
Professional and outside services	4,795	2,896	1,899	65.6	11,360	8,224	3,136	38.1
Deposit insurance	6,177	6,067	110	1.8	19,596	17,800	1,796	10.1
Other expense	21,105	18,470	2,635	14.3	64,725	51,738	12,987	25.1
Total non-interest expense	$156,097	$139,937	$16,160	11.5%	$461,320	$411,561	$49,759	12.1%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2016 was $156.1 million, an increase of $16.2 million, or 11.5%, compared to $139.9 million for the three months ended September 30, 2015. The increase is attributable to increases in compensation and benefits, occupancy, professional and outside services, and other expense, partially offset by a decrease in technology and equipment.
Compensation and benefits increased $9.8 million, or 13.3%, due to strategic hires within HSA Bank, a year over year increase in the Company's stock price which increased deferred compensation, the Boston expansion, and severance.
Occupancy increased $3.0 million, or 25.2%, primarily as a result of the Boston expansion.
Technology and equipment decreased $1.7 million, or 7.8%, primarily due to transitional service costs related to HSA's acquisition in the prior year quarter's expenses.
Professional and outside services increased $1.9 million, or 65.6%, due to higher consulting expenses.
Other expense increased $2.6 million, or 14.3%, as a result of HSA Bank operations growth and the Boston expansion.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2016 was $461.3 million, an increase of $49.8 million, or 12.1%, compared to $411.6 million for the nine months ended September 30, 2015. The increase is attributable to increases in compensation and benefits, occupancy, marketing, professional and outside services, deposit insurance and other expense, partially offset by a decrease in technology and equipment.
Compensation and benefits increased $25.4 million, or 11.6%, due to strategic hires within HSA Bank and the Boston expansion, increased group medical, and increased benefit plans expense.
Occupancy increased $6.8 million, or 18.3%, primarily as result of the Boston expansion.
Technology and equipment decreased $1.9 million, or 3.1%, primarily due to transitional service costs related to HSA's acquisition in the prior year to date's expenses.
Marketing increased $1.7 million, or 13.5%, due to higher advertising and promotion expenses related to the Boston expansion.
Professional and outside services increased $3.1 million, or 38.1%, primarily in support of strategic priorities offset by lower legal costs.
Deposit insurance increased $1.8 million, or 10.1%, primarily due to growth in assets which increased the assessment base.
Other expense increased $13.0 million, or 25.1%, as a result of a favorable adjustment recorded in the prior period to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve, a favorable adjustment recorded in the prior period related to a reduced deposit insurance assessment for prior years, and increased operational expenses as a result of HSA Bank operations growth and the Boston expansion.

Income Taxes
Webster recognized income tax expense of $24.4 million and $72.5 million, reflecting effective tax rates of 32.1% and 32.7% for the three and nine months ended September 30, 2016, respectively, compared to $25.0 million and $69.4 million, and 32.7% and 31.2%, for the three and nine months ended September 30, 2015, respectively.
The decreases in both tax expense and the effective rate for the three months ended September 30, 2016 as compared to 2015 principally reflect a $0.7 million net state and local tax benefit recognized in the current period. The increases in both tax expense and the effective rate for the nine months ended September 30, 2016 as compared to 2015 primarily reflect the $4.4 million reduction in the Company's valuation allowance applicable to its state deferred tax assets recognized in the three months ended June 30, 2015.
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
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net income (loss):
Commercial Banking	$31,905	$29,886	$81,054	$79,626
Community Banking	15,120	17,060	45,490	54,688
HSA Bank	9,815	9,404	29,286	27,162
Private Banking	(350)	(216)	(147)	13
Corporate and Reconciling	(4,673)	(4,764)	(6,216)	(8,572)
Consolidated Total	$51,817	$51,370	$149,467	$152,917

	At September 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$8,174,174	$8,638,736	$92,128	$521,877	$8,206,702	$25,633,617
Loans and leases	8,170,752	7,875,347	106	518,015	59,181	16,623,401
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,652,739	10,747,274	4,187,823	235,969	377,103	19,200,908
Not included in above amounts:
Assets under administration/management	—	2,973,114	833,370	1,793,424	—	5,599,908

	At December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$7,505,513	$8,441,950	$95,815	$493,571	$8,104,269	$24,641,118
Loans and leases	7,509,453	7,592,553	54	490,112	79,563	15,671,735
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,073,276	10,449,231	3,802,313	228,497	399,461	17,952,778
Not included in above amounts:
Assets under administration/management	—	2,762,759	692,306	1,726,385	—	5,181,450

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
Commercial Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$71,454	$64,769	$203,012	$188,539
Provision for loan and lease losses	7,459	3,992	29,247	19,951
Net interest income after provision	63,995	60,777	173,765	168,588
Non-interest income	13,515	10,970	34,374	28,321
Non-interest expense	30,477	27,474	87,781	81,144
Income before income taxes	47,033	44,273	120,358	115,765
Income tax expense	15,128	14,387	39,304	36,139
Net income	$31,905	$29,886	$81,054	$79,626
Comparison to Prior Year Quarter
Net income increased $2.0 million for the three months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $6.7 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $3.5 million, due to continued growth and mix. Non-interest income increased $2.5 million primarily due to an increase in syndication fees. Non-interest expense increased $3.0 million, primarily due to compensation and benefit costs related to strategic new hires, increased costs in support of higher volumes, investment in treasury products, and loan workout expenses.
Comparison to Prior Year to Date
Net income increased $1.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $14.5 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $9.3 million, due to continued loan growth and mix. Non-interest income increased $6.1 million, primarily due to an increase in syndication fees, client interest rate hedging activity, and cash management fees as compared to the same period in 2015. Non-interest expense increased $6.6 million, primarily due to compensation and benefit costs related to strategic new hires, increased costs in support of higher volumes, investment in treasury products, and loan workout expenses.
Commercial Banking Selected Balance Sheet Information:

(In thousands)	At September 30, 2016	At December 31, 2015
Total assets	$8,174,174	$7,505,513
Loans and leases	8,170,752	7,509,453
Deposits	3,652,739	3,073,276
Loans and leases increased $661.3 million at September 30, 2016 compared to December 31, 2015. Loan originations were $2.0 billion for the nine months ended September 30, 2016 compared to $1.9 billion for the nine months ended September 30, 2015. Management believes the reserve level is adequate to cover losses in the Commercial Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report.
Deposits increased $579.5 million at September 30, 2016 compared to December 31, 2015 primarily due to the acquisition of new clients.

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
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Bank's investment services division offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL, a broker dealer registered with the SEC, and a member of the FINRA, and the SIPC. Webster has employees who are LPL registered representatives located throughout its banking center network.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This unit builds full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
In December 2015, the Company negotiated an agreement with Citigroup Inc. to assume 17 banking center leases located in the greater Boston market and to purchase the related leasehold improvements. The transaction, which closed in January 2016, significantly increases the Community Banking presence in the Boston market. The transaction did not include the purchase of loans or deposits, and there was no impact to the Company's financial statements in 2015.
Community Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$91,522	$90,370	$272,725	$262,214
Provision for loan and lease losses	6,939	8,953	15,572	16,383
Net interest income after provision	84,583	81,417	257,153	245,831
Non-interest income	29,121	26,928	83,219	80,748
Non-interest expense	91,463	82,919	272,823	247,070
Income before income taxes	22,241	25,426	67,549	79,509
Income tax expense	7,121	8,366	22,059	24,821
Net income	$15,120	$17,060	$45,490	$54,688
Comparison to Prior Year Quarter
Net income decreased $1.9 million for the three months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $1.2 million, primarily due to growth in both loans and transaction deposits, which was partially offset by the impact of a historically low interest rate environment on the value of deposits. The provision for loan and lease losses decreased $2.0 million due to improvements in asset quality. Non-interest income increased $2.2 million resulting from growth in fees from mortgage banking activities, credit card and cash management activities; partially offset by lower fees from investment management activity and lower NSF fees collected. Non-interest expense increased $8.5 million primarily due to $5.1 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, and marketing expenses partially offset by reduced loan workout and foreclosed property expenses.
Comparison to Prior Year to Date
Net income decreased $9.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $10.5 million, primarily due to growth in both loans and deposits, which was partially offset by the impact of a historically low interest rate environment on the value of deposits. The provision for loan and lease losses decreased $0.8 million, due to improvements in asset quality. Non-interest income increased $2.5 million, primarily due to an increase in fees from mortgage banking activities, credit card and client interest rate hedging activities; partially offset by fees from lower investment management activity and lower NSF fees collected. Non-interest expense increased $25.8 million, primarily due to $16.6 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, marketing expenses and expenses tied to branch optimization; partially offset by lower technology costs and loan workout expenses.

Community Banking Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2016	At December 31, 2015
Total assets	$8,638,736	$8,441,950
Loans	7,875,347	7,592,553
Deposits	10,747,274	10,449,231
Not included in above amounts:
Assets under administration	2,973,114	2,762,759
Loans increased $282.8 million to $7.9 billion at September 30, 2016 compared to December 31, 2015. The net increase is related to growth in residential mortgages, business banking loans, and unsecured personal loans. Loan originations in the nine months ended September 30, 2016 and 2015 were $1.7 billion and $1.9 billion, respectively. The originations decrease of $254.8 million is due to a decrease in residential mortgage originations.
Deposits increased $298.0 million at September 30, 2016 compared to December 31, 2015 due to growth associated with the Boston expansion and continued growth in business and consumer transaction account balances, which was partially offset by a slight decrease in certificate of deposit and escrow balances.
Additionally, Webster Bank's investment services division's assets under administration increased $210.4 million to $3.0 billion at September 30, 2016 compared to December 31, 2015, in its strategic partnership with LPL.

HSA Bank
HSA Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions for employers and individuals. Health savings accounts are used in conjunction with high deductible health plans and are intended to facilitate tax advantages with respect to health care spending for taxpayers holding accounts, in accordance with applicable law. Health savings accounts are offered through employers or directly to consumers and are distributed nationwide directly and through multiple partnerships. HSA Bank deposits provide long duration low cost funding that is used to support the Company’s loan growth and to reduce the Company’s reliance on wholesale funding. HSA Bank generates net interest income through Webster's FTP and non-interest revenue predominantly through service and interchange fees. As of September 30, 2016, there were $5.0 billion in total footings (a combination of $4.2 billion in deposit balances and $0.8 billion in assets under administration through linked brokerage accounts). HSA Bank deposits accounted for 21.8% and 21.2% of the Company’s total deposits as of September 30, 2016 and December 31, 2015, respectively.
HSA Bank Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$20,560	$18,852	$60,484	$53,080
Non-interest income	16,900	16,386	54,969	46,885
Non-interest expense	23,021	21,273	71,966	60,476
Income before income taxes	14,439	13,965	43,487	39,489
Income tax expense	4,624	4,561	14,201	12,327
Net income	$9,815	$9,404	$29,286	$27,162
Comparison to Prior Year Quarter
Net income increased $0.4 million for the three months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $1.7 million, reflecting the growth in deposits, somewhat offset by the change in transfer pricing methodology made due to the impact of a historically low rate environment on the value of the deposits. Non-interest income increased $0.5 million due to an increase in account growth. Non-interest expense increased $1.7 million due to increases in the operational environment to support account growth and continued investment in the operating platform.
Comparison to Prior Year to Date
Net income increased $2.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $7.4 million, reflecting the growth in deposits, somewhat offset by the change in transfer pricing methodology made due to the impact of a historically low rate environment on the value of the deposits. Non-interest income increased $8.1 million due to increases in account growth. Included in non-interest income is a $2.7 million adjustment to the fair value of a receivable reflecting contingent consideration due to the Company related to the JPM transaction. Non-interest expense increased $11.5 million due to JPM Chase HSA account migration activities, as well as due to support of new account growth.
HSA Bank Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2016	At December 31, 2015
Total assets	$92,128	$95,815
Deposits	4,187,823	3,802,313
Not included in above amounts:
Assets under administration	833,370	692,306
Deposits increased $385.5 million at September 30, 2016 compared to December 31, 2015, driven by organic growth.
Additionally, HSA Bank had $833.4 million in assets under administration through linked brokerage accounts at September 30, 2016 compared to $692.3 million at December 31, 2015.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, trust, loan, and deposit products and financial planning services. The segment is focused on generating revenues from fees earned on clients’ assets under management and administration. The majority of the client relationships include lending and/or deposit accounts, which also generate revenues through net interest income, along with ancillary fee and interest rate derivative revenues.
Private Banking Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net interest income	$2,811	$2,575	$8,410	$7,471
Provision (benefit) for loan and lease losses	417	76	518	(158)
Net interest income after provision (benefit)	2,394	2,499	7,892	7,629
Non-interest income	2,401	2,215	7,445	6,891
Non-interest expense	5,316	5,026	15,555	14,502
Income before income taxes	(521)	(312)	(218)	18
Income tax expense	(171)	(96)	(71)	5
Net income	$(350)	$(216)	$(147)	$13
Comparison to Prior Year Quarter
Net income decreased $134 thousand for the three months ended September 30, 2016 as compared to the same period in 2015. Net interest income increased $0.2 million, driven by a $44.9 million growth in loan balances coupled with a $16.1 million increase in deposit balances. The provision for loan and lease losses increased $341 thousand. Non-interest income increased $0.2 million primarily due to client interest rate hedging activity. Fee income from assets under management and administration was relatively flat. Non-interest expense increased $0.3 million, primarily due to higher compensation and benefits.
Comparison to Prior Year to Date
Net income decreased $160 thousand for the nine months ended September 30, 2016 compared to the same period in 2015. Net interest income increased $0.9 million, driven by a $44.9 million growth in loan balances coupled with a $16.1 million increase in deposit balances. The provision for loan and lease losses increased $676 thousand. Non-interest income increased $0.6 million primarily due to client interest rate hedging activity. Non-interest expense increased $1.1 million primarily due to higher compensation and benefits.
Private Banking Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At September 30, 2016	At December 31, 2015
Total assets	$521,877	$493,571
Loans	518,015	490,112
Deposits	235,969	228,497
Not include in above amounts:
Assets under administration/management	1,793,424	1,726,385
Loans increased $27.9 million at September 30, 2016 compared to December 31, 2015, as loan originations and advances outpaced principal paydowns. Loan originations in the nine months ended September 30, 2016 and 2015 were $86.1 million and $141.9 million, respectively. The decrease in originations was primarily due to a lower refinance market for jumbo loans.
Additionally, Private Banking had approximately $262.3 million and $276.1 million in assets under administration at September 30, 2016 and December 31, 2015, respectively, and approximately $1,531.1 million and $1,450.3 million in assets under management at September 30, 2016 and December 31, 2015, respectively. Private Banking assets under administration and assets under management include assets attributable to Webster Wealth Advisers, Inc., a wholly-owned subsidiary of Webster Financial Corporation, and are administered or managed under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network, a provider of investment and insurance programs for financial institutions, a broker dealer and investment adviser registered with the SEC and a member of the FINRA and the SIPC. Such assets were $436.5 million at September 30, 2016 compared to $419.8 million at December 31, 2015.

Financial Condition
Webster had total assets of $25.6 billion at September 30, 2016 and $24.6 billion at December 31, 2015. Loans and leases of $16.4 billion, net of ALLL of $187.9 million, at September 30, 2016 increased $0.9 billion compared to loans and leases of $15.5 billion, net of ALLL of $175.0 million, at December 31, 2015. The increases were driven by strong loan origination activity. Total deposits of $19.2 billion at September 30, 2016 increased $1.2 billion compared to total deposits of $18.0 billion at December 31, 2015. Non-interest-bearing and interest bearing deposits increased 7.6% and 6.8%, respectively, during the period.
At September 30, 2016, total shareholders' equity of $2.5 billion increased $97.7 million compared to total shareholders' equity of $2.4 billion at December 31, 2015. Changes in shareholders' equity for the nine months ended September 30, 2016 included increases of $149.5 million for net income and $25.0 million in other comprehensive income, partially offset by $67.0 million in common dividends, $6.1 million in preferred dividends, and $16.6 million of treasury stock at cost.
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
Webster maintains, through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The held-to-maturity portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At September 30, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity. The combined carrying value of investment securities totaled $7.1 billion and $6.9 billion at September 30, 2016 and December 31, 2015, respectively. Available-for-sale securities increased by $55.5 million, primarily due to principal purchase activity exceeding principal paydowns. Held-to-maturity securities increased by $99.3 million, primarily due to purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2016 and 2015 was 2.98% and 3.04%, respectively.
The Company held $1.4 billion in investment securities that are in an unrealized loss position at September 30, 2016. Approximately $0.5 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $0.9 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $14.8 million at September 30, 2016. These investment securities were evaluated by management and were determined not to exhibit OTTI. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.
For the nine months ended September 30, 2016, the Company recorded $149 thousand charge for OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.4 million and $3.3 million of OTTI at September 30, 2016 and December 31, 2015, respectively, related to previously impaired CLO securities identified as Covered Fund investments as defined under Section 619 of the Dodd-Frank Act, and commonly known as the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$985	$—	$—	$985	$924	$—	$—	$924
Agency CMO	457,768	7,453	(1,491)	463,730	546,168	5,532	(2,946)	548,754
Agency MBS	992,742	11,051	(2,779)	1,001,014	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	481,079	3,435	(106)	484,408	215,670	639	(959)	215,350
CMBS	465,120	4,794	(1,553)	468,361	574,686	7,485	(2,905)	579,266
CLO	481,555	3,132	(451)	484,236	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	42,312	63	(4,264)	38,111	42,168	—	(4,998)	37,170
Corporate debt securities	97,149	2,117	—	99,266	104,031	2,290	—	106,321
Equities - financial services	—	—	—	—	3,499	—	(921)	2,578
Securities available-for-sale	$3,018,710	$32,045	$(10,644)	$3,040,111	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$371,700	$4,353	$(890)	$375,163	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,072,481	48,397	(1,544)	2,119,334	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	624,403	14,449	—	638,852	686,086	4,253	(325)	690,014
Municipal bonds and notes	610,690	13,658	(1,682)	622,666	435,905	12,019	(417)	447,507
CMBS	341,019	10,935	(80)	351,874	360,018	5,046	(2,704)	362,360
Private Label MBS	2,039	15	—	2,054	3,373	46	—	3,419
Securities held-to-maturity	$4,022,332	$91,807	$(4,196)	$4,109,943	$3,923,052	$63,894	$(25,412)	$3,961,534
The benchmark 10-year U.S. Treasury rate decreased to 1.60% on September 30, 2016 from 2.27% on December 31, 2015. Webster has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and administer interest-rate risk as part of its asset/liability management strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $11.0 million at September 30, 2016 and $10.9 million at December 31, 2015, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net loss of $183 thousand and a net gain of $39 thousand for the three and nine months ended September 30, 2016, and net gains of $1.2 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.8 million at September 30, 2016 and $5.5 million at December 31, 2015, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded net gains of $8 thousand and $47 thousand for the three and nine months ended September 30, 2016, and $27 thousand and $66 thousand for the three and nine months ended September 30, 2015, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds. Conformance with the final rule is required by July 21, 2017 for certain non-compliant Covered Funds, as defined in the regulation. A compliance extension beyond July 21, 2017 may be available upon regulatory approval.

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,212,927	25.3	$4,042,960	25.8
Consumer:
Home equity	2,335,921	14.1	2,360,244	15.1
Liquidating - home equity	69,570	0.4	79,171	0.5
Other consumer	287,393	1.7	248,830	1.6
Total consumer	2,692,884	16.2	2,688,245	17.2
Commercial:
Commercial non-mortgage	3,991,024	24.0	3,575,042	22.8
Asset-based	806,031	4.8	755,709	4.8
Total commercial	4,797,055	28.9	4,330,751	27.6
Commercial real estate:
Commercial real estate	3,954,120	23.8	3,696,596	23.6
Commercial construction	330,573	2.0	300,246	1.9
Total commercial real estate	4,284,693	25.8	3,996,842	25.5
Equipment financing	616,107	3.7	594,984	3.8
Net unamortized premiums	8,930	0.1	7,477	—
Net deferred fees	10,805	0.1	10,476	0.1
Total loans and leases	$16,623,401	100.0	$15,671,735	100.0
Total residential loans were $4.2 billion at September 30, 2016, an increase of $170.0 million from December 31, 2015. The net increase is a result of direct and correspondent originations, partially offset by payments and payoffs.
Total consumer loans were $2.7 billion at September 30, 2016, an increase of $4.6 million from December 31, 2015. The net increase is primarily due to the purchase of in-footprint loans.
Total commercial loans were $4.8 billion at September 30, 2016, an increase of $466.3 million from December 31, 2015. The net increase primarily related to new originations of $1.3 billion, offset by payments and payoffs.
Total commercial real estate loans were $4.3 billion at September 30, 2016, an increase of $287.9 million from December 31, 2015. The net increase is a result of fundings of $805.1 million, offset by payments and payoffs.
Equipment financing loans and leases were $616.1 million at September 30, 2016, an increase of $21.1 million from December 31, 2015. The net increase primarily related to new originations of $171.3 million, offset by payments and payoffs.
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At September 30, 2016	At December 31, 2015
Non-performing loans and leases as a percentage of loans and leases	0.77%	0.89%
Non-performing assets as a percentage of loans and leases plus OREO	0.80	0.92
Non-performing assets as a percentage of total assets	0.52	0.59
ALLL as a percentage of non-performing loans and leases	146.57	125.05
ALLL as a percentage of loans and leases	1.13	1.12
Net charge-offs as a percentage of average loans and leases (1)	0.26	0.23
Ratio of ALLL to net charge-offs (1)	4.56x	5.21x

(1)	Calculated for the September 30, 2016 period based on the year-to-date net charge-offs, annualized.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$49,117	1.17%	$54,101	1.34%
Consumer:
Home equity	32,724	1.40	33,414	1.42
Liquidating - home equity	2,828	4.06	3,865	4.88
Other consumer	1,570	0.55	558	0.22
Total consumer	37,122	1.38	37,837	1.41
Commercial:
Commercial non-mortgage	27,398	0.69	27,086	0.76
Asset-based loans	—	—	—	—
Total commercial	27,398	0.57	27,086	0.63
Commercial real estate:
Commercial real estate	10,941	0.28	16,750	0.45
Commercial construction	3,438	1.04	3,461	1.15
Total commercial real estate	14,379	0.34	20,211	0.51
Equipment financing	202	0.03	706	0.12
Total non-performing loans and leases (3)	128,218	0.77	139,941	0.89
Deferred costs and unamortized premiums	141		128
Total recorded investment in non-performing loans and leases	$128,359		$140,069

Total non-performing loans and leases	$128,218		$139,941
Foreclosed and repossessed assets:
Residential and consumer	3,754		5,029
Commercial and equipment financing	378		—
Total foreclosed and repossessed assets	$4,132		$5,029
Total non-performing assets	$132,350		$144,970

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $74.1 million at September 30, 2016 and $100.9 million at December 31, 2015.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2016	2015
Beginning balance	$139,941	$129,881
Additions	73,990	114,404
Paydowns/draws	(46,778)	(58,536)
Charge-offs	(32,999)	(20,716)
Other reductions	(5,936)	(6,030)
Ending balance	$128,218	$159,003

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
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at September 30, 2016 and December 31, 2015 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At September 30, 2016, there were 1,667 impaired loans and leases with a recorded investment balance of $257.7 million, which included loans and leases of $166.8 million with an impairment allowance of $19.5 million. This compares to 1,764 impaired loans and leases with a recorded investment balance of $279.2 million, which included loans and leases of $183.9 million, with an impairment allowance of $22.2 million at December 31, 2015.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans resolved during the current period. Overall commercial impaired balances did not change in the quarter due to four credits entering impaired status offset by the resolution of four credits. The reduction of $2.7 million in impaired reserve balance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, a TDR is classified as an impaired loan and reported as a TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

The following tables provide information for TDRs:

	Nine months ended September 30,
(In thousands)	2016	2015
Beginning balance	$272,690	$320,170
Additions	32,996	17,615
Paydowns/draws	(49,906)	(72,573)
Charge-offs	(17,927)	(7,574)
Transfers to OREO	(1,853)	(1,462)
Ending balance	$236,000	$256,176

(In thousands)	At September 30, 2016	At December 31, 2015
Accrual status	$161,853	$171,784
Non-accrual status	74,147	100,906
Total recorded investment of TDRs (1)	$236,000	$272,690
Accruing TDRs performing under modified terms more than one year	54.1%	55.0%
Specific reserves for TDRs included in the balance of ALLL	$16,302	$21,405
Additional funds committed to borrowers in TDR status	1,316	1,133

(1)	Excludes accrued interest receivable of $0.8 million at September 30, 2016 and $1.1 million at December 31, 2015.
Overall, TDR balances declined $36.7 million at September 30, 2016 compared to December 31, 2015. The decline is primarily a result of a resolution of one large commercial credit that was charged down in the first quarter. In the prior quarter, three commercial credits paid off while two were added. The September 30, 2016 specific reserves for TDRs declined from year end, and reflects management’s current assessment of reserve requirements.
Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$11,081	0.26	$15,032	0.37
Consumer:
Home equity	10,926	0.47	12,225	0.52
Liquidating - home equity	1,415	2.03	1,036	1.31
Other consumer	3,108	1.08	2,000	0.80
Commercial:
Commercial non-mortgage	2,522	0.06	4,052	0.11
Commercial real estate:
Commercial real estate	1,229	0.03	2,250	0.06
Equipment financing	3,477	0.56	602	0.10
Loans and leases past due 30-89 days	33,758	0.20	37,197	0.24
Residential	—	—	2,029	0.05
Commercial non-mortgage	22	—	22	—
Commercial Real Estate	5,437	0.14	—	—
Loans and leases past due 90 days and accruing	5,459	0.03	2,051	0.01
Total loans and leases over 30 days past due and accruing income	$39,217	0.24	$39,248	0.25
Deferred costs and unamortized premiums	60		86
Total	$39,277		$39,334

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of September 30, 2016.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:

•
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;

•
Loans and leases with similar risk characteristics are segmented into homogeneous pools and modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology specifically, probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Key assumptions that impact forecasted losses are refreshed at least annually. These include the LEP that determines the forecast horizon for each portfolio, and the LBP that determines the amount of historical data used to calculate probability of default, loss given default, and delinquency migration rates. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, collateral values, unemployment, and other changes in economic activity, and internal performance metrics; and

•
Webster Bank also considers qualitative factors that are not explicitly factored in the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio. Examples include staffing levels, credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.

As part of the Company's annual review and update of ALLL assumptions, management has performed an analysis of the loss emergence period (LEP) for both commercial and consumer loans, using charge-off data, servicing data and behavioral data. The analysis confirms the current LEP for each line of business. Management also annually updates the probabilities of default (PD) and loss given default (LGD) that serve as the basis for the Commercial loss models. PD/LGD’s were updated this quarter to include the most recent year of default and charge-off data. An analysis of the look back periods (LBP) used in the Commercial and Consumer loss models is performed in conjunction with the PD/LGD update. The Commercial models continue to use a LBP that goes back to 2007, with the more recent 2011-2015 years weighted more heavily than the 2007-2010 prior years. Consumer models continue to use a one year LBP. The updates, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.
ALLL reserve coverage for the nine months ended September 30, 2016 increased to 1.13% compared to 1.12% at December 31, 2015, reflecting an updated assessment of probable losses. The ALLL reserve remains adequate to cover probable losses in the loan and lease portfolios. The asset quality of the portfolio remained relatively steady with high quality originations and a small increase in classified loans during the three months ended September 30, 2016.
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
The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP, which is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. Another key ALLL assumption is the LBP, which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models use an LBP that extends from 2007 through the first half of 2016.
At September 30, 2016 the ALLL was $187.9 million compared to $175.0 million at December 31, 2015. The increase of $12.9 million in the reserve at September 30, 2016 compared to December 31, 2015 is primarily due to continued growth in the commercial portfolio. The ALLL as a percentage of the total loan and lease portfolio increased to 1.13% at September 30, 2016 from 1.12% at December 31, 2015, reflecting an updated assessment of embedded losses. The ALLL as a percentage of total non-performing loans and leases increased to 146.57% at September 30, 2016 from 125.05% at December 31, 2015.
The following table provides an allocation of the ALLL by portfolio segment:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$24,739	0.58	$25,876	0.64
Consumer	43,995	1.63	42,052	1.56
Commercial	75,982	1.59	66,686	1.55
Commercial real estate	36,769	0.86	34,889	0.87
Equipment financing	6,440	1.04	5,487	0.91
Total ALLL	$187,925	1.13	$174,990	1.12

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$180,428	$167,860	$174,990	$159,264
Provision	14,250	13,000	43,850	35,500
Charge-offs:
Residential	(1,304)	(1,588)	(3,536)	(5,004)
Consumer	(5,259)	(4,831)	(14,236)	(12,980)
Commercial	(2,561)	(2,204)	(17,294)	(5,000)
Commercial real estate	—	(1,346)	(2,521)	(5,590)
Equipment financing	(300)	—	(521)	(30)
Total charge-offs	(9,424)	(9,969)	(38,108)	(28,604)
Recoveries:
Residential	554	281	1,408	758
Consumer	1,313	1,004	3,721	3,215
Commercial	370	715	1,143	2,259
Commercial real estate	194	69	480	323
Equipment financing	240	32	441	277
Total recoveries	2,671	2,101	7,193	6,832
Net charge-offs	(6,753)	(7,868)	(30,915)	(21,772)
Ending balance	$187,925	$172,992	$187,925	$172,992
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(Dollars in thousands)	Net (Charge-offs) Recoveries	Net Charge-off Rate (1)	Net (Charge-offs) Recoveries	Net Charge-off Rate (1)	Net (Charge-offs) Recoveries	Net Charge-off Rate (1)	Net (Charge-offs) Recoveries	Net Charge-off Rate (1)
Residential	$750	0.07%	$1,307	0.13%	$2,128	0.07%	$4,246	0.15%
Consumer	3,946	0.58	3,827	0.58	10,515	0.51	9,765	0.50
Commercial	2,191	0.19	1,489	0.15	16,151	0.48	2,741	0.09
Commercial real estate	(194)	(0.02)	1,277	0.13	2,041	0.07	5,267	0.19
Equipment financing	60	0.04	(32)	(0.02)	80	0.02	(247)	(0.06)
Total Net Charge-offs	$6,753	0.16	$7,868	0.21	$30,915	0.26	$21,772	0.20

(1)	Total net charge-offs to total average loans and leases. Calculated based on period to date net charge-offs (recoveries), annualized.
Net charge-offs decreased $1.1 million and increased $9.1 million, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to one large charge off in the first quarter of this year.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and securities sale proceeds and maturities, also provide cash flows. While scheduled loan and security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $134.4 million of FHLB capital stock at September 30, 2016 and $137.6 million at December 31, 2015, for its membership and for outstanding advances and other extensions of credit. On August 2, 2016, the FHLB paid a cash dividend equal to an annual yield of 3.65%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2016 and December 31, 2015, Webster Bank held $50.7 million of FRB capital stock. Beginning in 2016, the semi-annual dividend payment from the FRB will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $19.2 billion at September 30, 2016 compared to $18.0 billion at December 31, 2015. The increase is predominately related to health savings accounts up $0.4 billion and money market accounts up $0.4 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At September 30, 2016 and December 31, 2015, FHLB advances totaled $2.6 billion and $2.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.4 billion at September 30, 2016 compared to $1.2 billion at December 31, 2015. Webster Bank also had additional borrowing capacity at the FRB of $0.6 billion at both September 30, 2016 and December 31, 2015. In addition, unpledged securities of $4.3 billion at September 30, 2016 could have been used to increase borrowing capacity by $3.4 billion at the FHLB or $3.3 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.6 billion at September 30, 2016 compared to $4.0 billion at December 31, 2015. Borrowings represented 14.1% and 16.4% of total assets at September 30, 2016 and December 31, 2015, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year and Fed funds purchased. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $186.9 million for the nine months ended September 30, 2016 as compared to $182.4 million for the nine months ended September 30, 2015.

Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which is described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2015 Form 10-K. At September 30, 2016, there was $288.7 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $115 million in dividends to the Holding Company during the nine months ended September 30, 2016.
The Company has a common stock repurchase program authorized by the Board of Directors, with $15.5 million of remaining repurchase authority at September 30, 2016. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2016, a total of 509,703 shares of common stock were repurchased at a cost of approximately $16.6 million, of which 350,000 shares were purchased under the common stock repurchase program at a cost of approximately $11.2 million, and 159,703 shares were purchased related to stock compensation plan activity at a cost of approximately $5.4 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 86.6% and 87.3% at September 30, 2016 and December 31, 2015, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2016. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2016, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the nine months ended September 30, 2016, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or "equity at risk" limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates at September 30, 2016 and December 31, 2015, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting September 30, 2016 and December 31, 2015, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2016	N/A	N/A	2.8%	5.3%
December 31, 2015	N/A	N/A	1.6%	3.2%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting September 30, 2016 and December 31, 2015, might have on Webster’s PPNR for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2016	N/A	N/A	4.4%	8.4%
December 31, 2015	N/A	N/A	1.9%	4.0%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2016 and December 31, 2015 assumed a Fed Funds rate of 0.5%. Asset sensitivity for both NII and PPNR on September 30, 2016 was higher as compared to December 31, 2015, due to slightly increased forecast prepay speeds in the investment portfolio, along with increased health savings accounts and demand deposit balances. Since the Fed Funds rate was at 0.5% on September 30, 2016, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting September 30, 2016 and December 31, 2015:

NII	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2016	N/A	N/A	0.9%	2.0%	(5.0)%	(2.5)%	2.1%	3.5%
December 31, 2015	N/A	N/A	0.2%	0.8%	(4.2)%	(1.8)%	1.5%	2.7%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2016 and December 31, 2015:

PPNR	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2016	N/A	N/A	1.0%	2.2%	(8.6)%	(4.3)%	4.0%	6.7%
December 31, 2015	N/A	N/A	(0.5)%	(0.3)%	(6.9)%	(3.0)%	2.7%	5.0%

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
Sensitivity to increases in the short end of the yield curve for NII and PPNR increased from December 31, 2015 due to higher forecasted health savings accounts and demand deposit balances. Sensitivity to decreases in the long end of the yield curve was more negative than at December 31, 2015 in both NII and PPNR due to increased forecasted prepayment speeds in the residential loan and investment portfolios.
Sensitivity to increases in the long end of the yield curve was more positive than December 31, 2015 in both NII and PPNR due to increased forecast prepayment speeds in the residential loan and investment portfolios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2016 and December 31, 2015 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
September 30, 2016
Assets	$25,633,617	$25,322,910	N/A	$(543,600)
Liabilities	23,121,988	22,688,465	N/A	(613,352)
Net	$2,511,629	$2,634,445	N/A	$69,752
Net change as % base net economic value				2.6%

December 31, 2015
Assets	$24,641,118	$24,407,172	N/A	$(490,190)
Liabilities	22,227,158	21,484,973	N/A	(553,740)
Net	$2,413,960	$2,922,199	N/A	$63,550
Net change as % base net economic value				2.2%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.1 years at September 30, 2016. At December 31, 2015, the duration gap was negative 1.0 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in health savings accounts and demand deposit balances as of September 30, 2016.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2016 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk appears in the "Asset/Liability Management and Market Risk" section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms. There were no changes made in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2016, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
July 1-31, 2016	1,963	$34.99	—	$15,488,842	—	$—
August 1-31, 2016	3,906	36.15	—	15,488,842	—	—
September 1-30, 2016	—	—	—	15,488,842	—	—
Total	5,869	35.76	—	15,488,842	—	—

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

All 5,869 shares purchased during the three months ended September 30, 2016 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 7, 2016	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: November 7, 2016	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2016	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.