Form 10-K
period 2016-12-31
WEBSTER FINANCIAL CORP
filed 2017-03-01
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐  Yes   ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes    ☑ No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $3.0 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of February 17, 2017 was 92,016,254.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2017.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CCRP	Composite Credit Risk Profile
CDI	Core deposit intangible assets
CET1	Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CRA	Community Reinvestment Act of 1977
DIF	Federal Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred tax asset
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LBP	Look back period
LEP	Loss emergence period
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPNR	Pre-tax, pre-provision net revenue
QM	Qualified mortgage
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
UTB	Unrecognized tax benefit
UTP	Uncertain tax position
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

ii

PART 1
ITEM 1. BUSINESS
Forward-Looking Statements
This report contains forward-looking statements. See the section captioned "Forward-Looking Statements" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. Its principal asset is all of the outstanding capital stock of Webster Bank.
At December 31, 2016, Webster had assets of $26.1 billion, net loans and leases of $16.8 billion, deposits of $19.3 billion and shareholders' equity of $2.5 billion.
At December 31, 2016, Webster had 3,168 full-time equivalent employees. None of the employees were represented by a collective bargaining group. Management considers relations with its employees to be good.
Webster Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol WBS. Webster's internet address is www.websterbank.com and investor relations internet address is www.wbst.com. Webster makes available free of charge on its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. These documents are also available free of charge on the SEC's website at www.sec.gov. Information on Webster’s website is not incorporated by reference into this report.
References in this report to Webster, the Company, we, our, or us, mean Webster Financial Corporation and its consolidated subsidiaries.
Description of Business
Webster delivers financial services to individuals, families, and businesses, primarily within its regional footprint from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through 175 banking offices, 350 ATMs, mobile banking, and its internet website (www.websterbank.com). Investment services, including securities-related services, and brokerage and investment advice, is offered through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC. Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, as well as flexible spending, health reimbursement, and commuter benefit accounts.
The core of our Company's value proposition is the service delivery model that comes to life through our brand promise, “Living Up to You,” which encapsulates how our bankers build meaningful relationships with our customers through a deeper understanding of their lives beyond the bank. This value proposition is delivered by our bankers who are knowledgeable, are deeply committed to the communities that we serve, know their markets well, and make decisions at the local level. We operate with a local market orientation as a community-focused, values-guided regional bank. Operating objectives include acquiring and developing high value customer relationships through sales specialists, universal bankers, and marketing.
Segments
Webster has four reportable segments: Commercial Banking, Community Banking, HSA Bank, and Private Banking, and has been operating under this structure for management reporting purposes since 2015. A description of and financial information for each of the Company’s segments is included in the section captioned "Segment Results" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19: Segment Reporting in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Subsidiaries of Webster Financial Corporation
Webster Financial Corporation's direct consolidated subsidiaries include Webster Bank, Webster Wealth Advisors, Inc., and Webster Licensing, LLC. Additionally, the Holding Company owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued, and may in the future issue, trust preferred securities.
Webster Bank provides consumer banking services, residential mortgage originations, various commercial banking products and services, and financial planning and investment services. Also, its HSA Bank division offers and administers health savings accounts, as well as flexible spending, health reimbursement, and commuter benefit accounts.
Webster Bank's significant direct subsidiaries include; Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank; Webster Business Credit Corporation, which provides asset-based lending services; and Webster Capital Finance, Inc., which provides equipment financing for end users of equipment. Webster Bank also has various other subsidiaries that are not significant to the consolidated group.
Competition
Webster is subject to strong competition from banks, thrifts, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, e-commerce and other internet-based companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank entities, greater technological developments in the industry, and continued bank regulatory reforms.
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services, and office hours. Competition for deposits comes from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. The primary factors in competing for consumer and commercial loans are interest rates, loan origination fees, the quality and range of lending services, personalized service and ability to close within customers' desired time frame. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks, and insurance companies. Other factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the mortgage markets.
Supervision and Regulation
Webster and its banking and non-banking subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies.
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
Overview
Webster Financial Corporation is a separate and distinct legal entity from Webster Bank and its other subsidiaries. As a registered bank holding company and a financial holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System, and is regulated under the BHC Act. Webster is under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is subject to the rules for listed companies of the New York Stock Exchange. In addition, the CFPB supervises Webster for compliance with federal consumer financial protection laws. Webster also is subject to oversight by state attorneys general for compliance with state consumer protection laws. Webster's non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the Federal Reserve System.
Webster Bank is organized as a national banking association under the National Bank Act. Webster Bank is subject to the supervision of, and to regular examination by, the OCC as its primary supervisory agency, as well as by the FDIC as its deposit insurer. Webster Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.
The Dodd-Frank Act significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies.

Bank Holding Company Regulation
Webster Financial Corporation is a bank holding company as defined under the BHC Act. The BHC Act generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Board of Governors of the Federal Reserve System has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that have elected to become financial holding companies, such as Webster Financial Corporation, may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Board of Governors of the Federal Reserve System in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Board of Governors of the Federal Reserve System). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
Mergers and Acquisitions
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior Federal Reserve System approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company.  Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days prior notice and receiving a non-objection from the appropriate federal banking agency.
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions.  In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banks, the applicant's performance record under the CRA, and the effectiveness of the merging banks in combating money laundering. For further information relating to the CRA, see the section titled "Community Reinvestment Act and Fair Lending Laws."
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations. Certain of these standards are applicable to banking organizations over $10 billion, including Webster and Webster Bank. Additionally, the FDIC, the OCC, and the Federal Reserve System issued separate but similar rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets, which includes Webster and Webster Bank, to conduct an annual company-run stress test. Annual company-run stress tests are conducted for Webster and Webster Bank, as required by the Dodd-Frank Act. Webster submitted its most recent company-run capital stress test results on July 29, 2016.
The Federal Reserve System also issued a rule further implementing the enhanced prudential standards required by the Dodd-Frank Act. Although most of the standards only apply to bank holding companies with more than $50 billion in assets, as directed by the Dodd-Frank Act, the rule contains certain standards that apply to bank holding companies with more than $10 billion in assets, including a requirement to establish a risk committee of the Company's board of directors to manage enterprise-wide risk. Webster meets these requirements.
Debit Card Interchange Fees
The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Under the Federal Reserve System's approved final debit card interchange rule pursuant to the Dodd-Frank Act, an issuer's base fee is capped at 21 cents per transaction and allows for an additional amount equal to 5 basis points of the transaction's value. The Federal Reserve System separately issued a final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.

Identity Theft
The SEC and the Commodity Futures Trading Commission jointly issued final rules and guidelines implementing provisions of the Dodd-Frank Act which require certain regulated entities to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the SEC and the Commodity Futures Trading Commission, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved by its Board of Directors, to address the rules.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster and Webster Bank, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Compliance with the Volcker Rule provisions is generally required by July 21, 2017. Section 619 and the Federal Reserve’s implementing Regulation Y provides for a single compliance extension of up to five years for certain illiquid funds. Regulation Y, the Federal Reserve’s SR 16-18, dated December 9, 2016, and the Federal Reserve’s Statement of Policy Regarding Illiquid Fund Investments, dated December 12, 2016, provide details regarding how banking entities may seek extensions to conform their illiquid funds to the Volcker Rule. As noted in these releases, the Federal Reserve expects that the illiquid funds of banking entities will generally qualify for extensions, though extensions may not be granted in all cases. Webster submitted an illiquid funds extension request on January 13, 2017. Webster has not yet received notice from the Federal Reserve indicating whether Webster’s illiquid funds extension request has been granted.
Derivatives Regulation
Title VII of the Dodd-Frank Act imposes requirements related to over-the-counter derivatives. Key provisions of the Title VII regulation are implemented by the Commodity Futures Trading Commission. Among other things, the Commodity Futures Trading Commission's rules apply to swap dealers, major swap participants and commercial entities that enter into OTC derivatives transactions to hedge or mitigate risk. Under rules and guidance of the Commodity Futures Trading Commission, end users are subject to a wide range of requirements including capital, margining, clearing, documentation, reporting, eligibility and business conduct requirements. The Company complies with all aspects of the Title VII regulation that impact derivative activities, including interest rate risk hedges and its customer loan hedge program.
Dividends
The principal source of the Holding Company's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in a year would exceed the sum of its net income for that year and its undistributed net income for the preceding two years, less any required transfers to surplus. Federal law also prohibits a national bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of ALLL. Webster Bank paid the Holding Company $145.0 million in dividends during the year ended December 31, 2016, and $313.9 million of undistributed net income available for the payment of dividends remained at December 31, 2016.
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

Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered reserve requirements. The regulations require that Webster maintain reserves against aggregate transaction accounts in excess of the exempt amount of $15.2 million at December 31, 2016. Amounts greater than $15.2 million up to and including $110.2 million have a reserve requirement of 3%. Amounts in excess of $110.2 million have a reserve requirement of 10%. Webster Bank is in compliance with these reserve requirements.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the FRB of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in FRB of Boston stock of $50.7 million at December 31, 2016. The FRBs pay a semi-annual dividend, to member banks with total assets greater than $10 billion, equal to the lesser of 6% or the high yield of the 10-year Treasury note auctioned at the last auction prior to the dividend payment date. On December 31, 2016, the FRB of Boston declared a semi-annual cash dividend equal to an annual yield of 2.485%.
Federal Home Loan Bank System
The FHLB System provides a central credit facility for member institutions. Webster Bank is a member of the FHLB of Boston. The Bank is required to purchase and hold shares of capital stock in the FHLB in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million. The Bank is also required to hold shares of capital stock in the FHLB in amounts that vary from 3.0% to 4.5% of its advances, depending on the maturities of those advances, which totaled approximately $2.8 billion at December 31, 2016. Webster Bank was in compliance with these requirements, with a total investment in FHLB stock of $143.9 million at December 31, 2016. On October 28, 2016, the FHLB declared a quarterly cash dividend equal to an annual yield of 3.80%.
Source of Strength Doctrine
Federal Reserve System policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of the Dodd-Frank Act codified the requirement that bank holding companies act as a source of financial strength. As a result, Webster Financial Corporation is expected to commit resources to support Webster Bank, including at times when Webster Financial Corporation may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. bankruptcy code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of Webster Bank is impaired by losses, or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Holding Company. If the assessment is not paid within three months, the OCC could order a sale of the Webster Bank stock held by Webster Financial Corporation to cover any deficiency.
Capital Adequacy
The Federal Reserve System, the OCC, and the FDIC have approved Capital Rules which generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as Basel III for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.
The Capital Rules: (i) include a new capital measure known as CET1 and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and Additional Tier 1 capital instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including Webster, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and the qualifying portion of loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.
Pursuant to the Capital Rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to adjusted quarterly average consolidated assets, as defined (called "leverage ratio").

The Capital Rules also include a new capital conservation buffer, composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to Webster and Webster Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The deductions and adjustments are being incrementally phased in between January 1, 2015 and January 1, 2019.
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain of these items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items. The Company made the one-time permanent election to continue to exclude these items concurrently with the first filing of certain of Webster’s periodic regulatory reports in 2015. This election will not affect Webster's ability to meet all capital adequacy requirements to which it is subject.
The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in Tier 1 capital of bank holding companies, subject to phase-out for bank holding companies, such as Webster Financial Corporation, that had $15 billion or more in total consolidated assets as of December 31, 2009. The Company had approximately $18 million of trust preferred securities included in Tier 1 capital for regulatory reporting purposes, pursuant to the capital adequacy guidelines of the Federal Reserve System, at December 31, 2015. At December 31, 2016, trust preferred securities are excluded from Tier 1 capital.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In addition, implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
The risk-weighting categories are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Management believes Webster is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.
Prompt Corrective Action and Safety and Soundness
Pursuant to Section 38 of the Federal Deposit Insurance Act, federal banking agencies are required to take prompt corrective action should an insured depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the under capitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or under capitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
For purposes of prompt corrective action, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.
Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and its implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
Further, Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders or "insiders." Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or operations.
The CFPB issued a final rule implementing the ability-to-repay and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act, commonly known as the QM Rule, which became effective on January 10, 2014. The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of qualified mortgage are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting QM requirements and a rebutable presumption for higher-priced/subprime loans meeting QM requirements. The QM definition incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA, and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The CFPB is expected to continue to issue and amend rules implementing the consumer financial protection laws, which may impact Webster Bank's operations.
Financial Privacy and Data Security
Webster is subject to federal laws, including the Gramm-Leach-Bliley Act and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from nonaffiliated financial institutions. These provisions require notice of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations.

The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.  Further, pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state laws, financial institutions are required to notify clients of security breaches resulting in unauthorized access to their personal information.
Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Federal Deposit Insurance
The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes different risk categories distinguished by capital levels. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. FDIC deposit insurance expense includes deposit insurance assessments and FICO assessments related to outstanding FICO bonds.
The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category. Substantially all of the deposits of Webster Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.
The Dodd-Frank Act requires that the FDIC raise the minimum reserve ratio of the DIF from 1.15% to 1.35%, and that the FDIC offset the effect of this increase on insured depository institutions with total consolidated assets of less than $10 billion. In March 2016, the FDIC issued a final rule affecting insured depository institutions with total consolidated assets of more than $10 billion, such as Webster Bank. The final rule imposes a surcharge of 4.5 cents per $100 of the institution’s assessment base on deposit insurance assessment rates paid by these larger institutions. If the reserve ratio does not reach 1.35% by December 31, 2018, through implementation of the surcharge, the FDIC will impose an additional, one-time shortfall assessment on insured depository institutions with more than $10 billion in assets on March 31, 2019, to be paid by June 30, 2019. The FDIC also has authority to further increase deposit insurance assessments.
Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Webster's management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including Webster and Webster Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions. At Webster's 2011 Annual Meeting of Shareholders, its shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Webster annually. As a result of the vote, the Board of Directors determined to hold the vote annually.

Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA, as implemented by OCC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the OCC assesses Webster Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster. Webster Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank's latest OCC CRA rating was Satisfactory.
USA PATRIOT Act
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.
Office of Foreign Assets Control Regulation
The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.
Future Legislative Initiatives
Considering the recent changes in administration and controlling party in the United States, Congress, state legislatures, and financial regulatory agencies are expected to introduce various legislative and regulatory initiatives that are likely to impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.

Risk Management Framework
Webster’s enterprise risk management framework provides a structured approach for identifying, assessing and managing risks across the Company in a coordinated manner, including strategic and reputational risks, as well as, credit, market, liquidity, capital, and operational and compliance risks as discussed in detail below.
The enterprise risk management framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain Webster's risk profile consistent with its risk strategy and appetite.
Key components of the enterprise risk management framework include a culture that promotes proactive risk management by all Webster bankers, a risk appetite framework, which is embedded in the corporate strategy and risk culture of the bank and consists of a risk appetite statement and board and business-level scorecards with defined risk tolerance limits, and robust risk governance with effective and credible challenge including three lines of defense to manage and oversee risk. Bankers in each line of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. Risk and other corporate support functions (for example, Human Resources and Legal departments) serve as the second line of defense and are responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit and Credit Risk Review, both of which are independent of management, serve as the third line of defense and ensure that appropriate risk management controls, processes and systems are in place and functioning effectively.
The Risk Committee of the Board of Directors, comprised of independent directors, oversees all Webster's risk-related matters and provides input and guidance to the Board of Directors and the Executive team, as appropriate. Webster's ERMC, which reports directly to the Risk Committee of the Board of Directors, is chaired by the Chief Risk Officer and is comprised of members of Webster's Executive Management Committee and Senior Risk Officers.
The Chief Risk Officer is responsible for establishing and maintaining the Company's enterprise risk management framework and overseeing credit risk, operational and compliance risk, Bank Secrecy Act compliance and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity, and capital risk management activities.
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
Credit risk management policies and transaction approvals are managed under the supervision of the Chief Credit Officer who reports to the Chief Risk Officer. The Chief Credit Officer and team of credit executives are independent of the loan production and Treasury areas. The credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies, and manages the collections and problem asset resolution activities.
As part of credit risk management governance, Webster established a Credit Risk Management Committee that meets regularly to review key credit risk topics, issues, and policies. The Credit Risk Management Committee reviews Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The Credit Risk Management Committee is chaired by the Chief Credit Officer and includes senior managers responsible for lending as well as senior managers from the credit risk management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC and Risk Committee of the Board of Directors.
In addition to the credit risk management team, there is an independent Credit Risk Review function that assesses risk ratings and credit underwriting process for all areas of the organization that incur credit risk. The head of Credit Risk Review reports directly to the Risk Committee of the Board of Directors and administratively to the Chief Risk Officer. Credit Risk Review findings are reported to the Credit Risk Management Committee, ERMC and Risk Committee of the Board of Directors. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved.

Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Webster's interest rate sensitivity is monitored on an ongoing basis by its ALCO. The primary goal of ALCO is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments, subject to Board approved risk limits. ALCO is chaired by Webster's Corporate Treasurer and members include the Chief Executive Officer, President, Chief Financial Officer and Chief Risk Officer. ALCO activities and findings are regularly reported to the ERMC and Risk Committee of the Board of Directors.
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
Both Webster and Webster Bank maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the ERMC and Risk Committee of the Board of Directors.
Capital Risk
Webster aims to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management operating ranges and recommends capital conservation, generation, and/or deployment strategies. ALCO also has responsibility for the annual capital plan, capital ratio range setting, contingency planning and stress testing, which are all reviewed and approved by the ERMC and Risk Committee of the Board of Directors, at least annually.
Operational and Compliance Risk
Operational and compliance risk are the risks of loss resulting from inadequate or failed internal processes, people and systems or from external events, such as fraud, cyber-attacks, or natural disasters. The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Specific programs and functions have been implemented to manage the compliance risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, analytical and forecasting models, and new products and services.
Webster's Operational Risk Management Committee, which consists of senior risk officers and senior managers responsible for operational and compliance risk management, periodically reviews the aforementioned programs, as well as key operational risk trends, issues, and mitigation activities. The Director of Operating Risk Management chairs the Operational Risk Management Committee and is responsible for overseeing the development and implementation of Webster's operational risk management framework.
Internal Audit
Internal Audit provides an independent and objective assurance and advisory services by testing and evaluating the design and operating effectiveness of internal controls throughout Webster. This function brings a systematic and disciplined approach to evaluating and improving the effectiveness of Webster's governance, risk management, and internal control processes.
Results of Internal Audit reviews are reported to management and the Audit Committee of the Board of Directors. Corrective measures are monitored to ensure risk issues are mitigated or resolved. The General Auditor reports functionally to the Audit Committee and administratively to the Chief Executive Officer. The appointment or replacement of the General Auditor is overseen by the Audit Committee.
Additional information on risks and uncertainties and additional factors that could affect the Company's results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2016 and in other reports filed by Webster Financial Corporation with the SEC.

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
Risks Relating to the Economy, Financial Markets, and Interest Rates.
Difficult conditions in the economy and the financial markets may have a materially adverse effect on our business, financial condition and results of operations.
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, decreases in business activity, weakening of investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, changes in interest rates, changes in tax laws, high unemployment, natural disasters or a combination of these or other factors.
In particular, we may face the following risks in connection with developments in the current economic and market environment:

•	consumer and business confidence levels may decline and lead to less credit usage and increases in delinquencies and default rates;

•
our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors;

•
customer desire to do business with us may decline, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;

•	the value of DTAs may be materially adversely affected by a reduction in the U.S. corporate income tax rate; and

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies.
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
We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on the payment of cash dividends from Webster Bank and our existing liquid assets as the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See the sub-section captioned "Dividends" in Item 1 of this report for a discussion of regulatory and other restrictions on dividend declarations.

Changes in interest rates and spreads could have an impact on earnings and results of operations which could have a negative impact on the value of our stock.
Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.
Our stock price can be volatile.
Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in operating results;

•	changes in recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	additional investments from third parties;

•	issuance of additional shares of stock;

•	changes in government regulations or actions by government regulators; and

•	geo-political conditions such as acts or threats of terrorism or military conflicts.
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
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Additionally, recent changes to the legal and regulatory framework governing our operation, including the continued implementation of Dodd-Frank Act have and will continue to affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Since the global financial crisis, financial institutions generally have been subject to increased scrutiny from regulatory authorities. In general, bank regulatory agencies have increased their focus on risk management and customer compliance, and we expect this focus to continue.  Additional compliance requirements are likely and can be costly to implement.  Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.
While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Item 1 of this report for further information.

We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in a certain amount of claims and legal action. Whether claims and related legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect our market perception, the products and services we offer, as well as impact customer demand for those products and services. We assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims utilizing the latest and most reliable information. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. These costs may adversely affect our business, results of operations and prospects.
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
Proposed U.S. tax reforms could materially adversely affect us, including the value of our DTAs.
The enactment of proposed U.S. tax reforms could materially adversely affect us, including as a result of a reduction in the value of our DTAs upon a reduction in the U.S. corporate income tax rate. We cannot predict if any such proposals will ultimately become law, or, if enacted, what its provisions or that of the regulations promulgated thereunder will be, but they could materially adversely affect our financial position and our results of operations.
Risks Relating to the Competitive Environment in Which We Operate
We operate in a highly competitive industry and market area. If we fail to compete effectively, our financial condition and results of operations may be materially adversely affected.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions, which may give them certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers within the same time frame as our large competitors. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
As a large financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could have a materially adverse affect our results of operations and financial condition.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems, capacity constraints and cyber attacks.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect and facilitate the recovery of our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
Disruptions in services provided by third-party vendors that we rely on may result in a material adverse effect on our business.
We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, we are dependent on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products, services and technology strategic focus or for any other reason. Such failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations and financial condition. While we require third-party outsourced service providers to have business continuity and disaster recovery plans that are aligned with our overall recovery plans, we cannot be assured that such plans will operate successfully or in a timely manner so as to prevent any such material adverse impact.
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
As disclosed in “Item 9A - Controls and Procedures,” a material weakness was identified in our internal control over financial reporting resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented. However, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
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
Our business may be adversely affected by fraud.
As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Corporation or the Corporation’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.

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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer's balance sheet as goodwill. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require us to record charges in the future related to the impairment of our goodwill or intangible assets. If we were to conclude that a future write-down is necessary, we would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations.
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
To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to be OTTI, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Any such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company's executive and primary administrative functions, as well as the principal banking headquarters of Webster Bank. The Company considers its properties are suitable and adequate for present needs.
In addition to the property noted above, the Company's segments maintain the following leased or owned offices. Lease expiration dates vary, up to 71 years, with renewal options for 1 to 25 years. For additional information regarding leases and rental payments see Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Community Banking
The Community Banking segment maintains the following banking centers:

Location	Leased	Owned	Total
Connecticut	76	41	117
Massachusetts	25	12	37
Rhode Island	9	4	13
New York	8	—	8
Total banking centers	118	57	175
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington, D.C. Significant properties include: Hartford, New Haven, Stamford, and Waterbury, Connecticut; New York City and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
The Commercial Banking segment also includes: Webster Capital Finance with headquarters in Kensington, Connecticut and Webster Business Credit Corporation with headquarters in New York, New York and offices in Atlanta, Georgia, Baltimore, Maryland, Boston, Massachusetts, Chicago, Illinois, Conshohocken, Pennsylvania, and New Milford, Connecticut.
Private Banking
The Private Banking segment is headquartered in Stamford, Connecticut with offices in: Hartford, New Haven, Waterbury, Greenwich, and Wilton, Connecticut; Boston, Massachusetts; White Plains, New York; and Providence, Rhode Island.
HSA Bank
The HSA Bank segment is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
ITEM 3. LEGAL PROCEEDINGS
From time to time, Webster Financial Corporation or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to Webster or its consolidated financial position. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause Webster to adjust its litigation accrual or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster Financial Corporation's common shares trade on the New York Stock Exchange under the symbol WBS.
The following table sets forth the high and low intra-day sales prices per share of Webster Financial Corporation's common stock and the cash dividends declared per share:

	2016			2015
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Fourth quarter	$55.80	$36.96	$0.25	$40.72	$34.17	$0.23
Third quarter	38.97	31.45	0.25	40.60	30.97	0.23
Second quarter	39.61	31.29	0.25	41.34	34.88	0.23
First quarter	37.18	30.09	0.23	37.38	29.02	0.20
On January 31, 2017, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.25 per share.
On February 17, 2017, there were 6,018 shareholders of record as determined by Broadridge, the Company’s transfer agent.
Restrictions on Dividends
Holders of Webster Financial Corporation's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Webster Financial Corporation, as a bank holding company, is dependent on dividend payments from Webster Bank for its legally available funds. The Bank paid the Holding Company $145 million in dividends during the year ended December 31, 2016.
The Bank’s ability to make dividend payments to the Holding Company is subject to certain regulatory and other requirements. Under OCC regulations, subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the Bank may declare a dividend, without prior regulatory approval, limited to net income for the current year to date as of the declaration date, plus undistributed net income from the preceding two years. At December 31, 2016, Webster Bank was in compliance with all applicable minimum capital requirements, and there was $313.9 million of undistributed net income available for the payment of dividends by the Bank to the Holding Company.
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
If the capital of Webster is diminished by depreciation in the value of its property, by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until such deficiency has been repaired. See the "Supervision and Regulation" section contained elsewhere in this report for additional information on dividends.
Webster Financial Corporation has 5,060,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share, or $25 per depository share. The Series E Preferred Stock is redeemable at Webster Financial Corporation's option, in whole or in part, on December 15, 2017, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series E Preferred Stock prohibit the Holding Company from declaring or paying any cash dividends on its common stock, unless the Holding Company has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.
Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster Financial Corporation during the year ended December 31, 2016.

Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
October 1-31, 2016	18,502	$39.47	—	$15,488,842	—	$—
November 1-30, 2016	34,251	40.48	—	15,488,842	—	—
December 1-31, 2016	76,508	54.31	—	15,488,842	—	—
Total	129,261	48.52	—	15,488,842	—	—

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

All 129,261 shares purchased during the three months ended December 31, 2016 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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

Performance Graph
The performance graph compares Webster Financial Corporation’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Keefe, Bruyette & Woods Regional Banking Index ("KRX Index").
Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Webster Financial Corporation’s cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2011.

	Period Ending December 31,
	2011	2012	2013	2014	2015	2016
Webster Financial Corporation	$100	$102	$159	$170	$199	$299
S&P 500 Index	$100	$116	$154	$175	$177	$198
KRX Index	$100	$113	$166	$170	$181	$251

ITEM 6. SELECTED FINANCIAL DATA
The required information is set forth below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Results of Operations," which is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto of Webster Financial Corporation contained elsewhere in this report.
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects;" "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates," and similar references to future periods; however, such words are not the exclusive means of identifying such statements.
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, interest rate, securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes and cyber-security matters;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial services providers;

•
the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance and healthcare) with which we and our subsidiaries must comply, including the Dodd-Frank Act and the Capital Rules;

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters;

•
the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

•	our success at assessing and managing the risks involved in the foregoing items.
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

Critical Accounting Policies and Accounting Estimates
The Company's significant accounting policies, as described in the Notes to Consolidated Financial Statements, are fundamental to understanding its results of operations and financial condition. As disclosed in Note 1: Summary of Significant Accounting Policies, the preparation of financial statements in accordance with GAAP requires management to make judgments and accounting estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes thereto. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operation and require the most difficult, subjective and complex judgment, and could potentially result in materially different results under different assumptions and conditions. The Company has classified four policies as critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies, which have been identified by management and discussed with the appropriate committees of the Board of Directors, govern:

•	allowance for loan and lease losses;

•	fair value measurements for valuation of investments and other financial instruments;

•	evaluation for impairment of goodwill and other intangible assets; and

•	assessing the realizability of DTAs and the measurement of UTPs.
These identified critical accounting policies and accounting estimates are summarized as follows.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimation of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. The allowance for loan and lease losses is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" and includes amounts calculated in accordance with ASC Topic 310, "Receivables" and allowance allocation calculated in accordance with ASC Topic 450, "Contingencies."
The level of the allowance for loan and lease losses reflects management’s judgment based on continuing evaluation of specific credit risks, loss experience, current portfolio quality, present economic, political, and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. This allowance balance may be allocated for specific portfolio credits; however, the entire allowance balance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, interest rate sensitivity, and regulatory authorities altering their loan classification guidance.
Composition of the allowance for loan and lease losses is more fully illustrated in Note 4: Loans and Leases in the Notes to Consolidated Financial Statements and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, see section captioned "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report.
Fair Value Measurements for Valuation of Investments and Other Financial Instruments
The Company records certain assets and liabilities at fair value in the Consolidated Financial Statements and the accompanying Notes thereto. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as defined by applicable accounting guidance.
To increase consistency and comparability in fair value measures, management adheres to the three-level hierarchy established to prioritize the inputs used in valuation techniques, which consists of: (i) unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (ii) significant inputs other than quoted prices that are directly or indirectly observable for the asset or liability; and (iii) inputs that are not observable, rather are reliant upon pricing models and techniques that require significant management judgment or estimation. Assets and liabilities recorded at fair value are categorized, in accordance with guidance, either on a recurring or nonrecurring basis into the above three levels. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability and, as a result, assets or liabilities may be transferred between hierarchy levels due to changes in availability of observable market inputs used to measure fair value at that measurement date.

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
Information for financial instruments measured at fair value on a recurring basis is as follows:

Financial Instrument	Hierarchy	Valuation Methodology
Available-for-sale securities	Level 2
Consists of Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, corporate debt, and single issuer trust preferred securities, for which quoted market prices are not available. Management employs an independent pricing service that utilizes matrix pricing to calculate fair value. This fair value measurement considers observable data such as dealer quotes, dealer price indications, market spreads, credit information, and the respective terms and conditions for debt instruments. Procedures are in place to monitor assumptions and establish processes to challenge valuations received from pricing services that appear unusual or unexpected.

Derivative instruments	Level 2
Consists of interest rate swaps and mortgage banking derivatives. Management uses readily observable market parameters to value these contracts mortgage banking derivatives. Further, for interest rate swaps, third-party consultants are utilized.

Originated loans held for sale	Level 2
Consists of residential mortgage loans originated with intent to sell the loans. Management uses quoted market prices of similar loans sold in conjunction with securitized transactions as the basis to value these loans.

Evaluation for Impairment of Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of a business acquired over the fair value, at acquisition, of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is evaluated for impairment, at least annually, in accordance with ASC Topic 350, "Intangibles - Goodwill and Other." Quarterly, an assessment of potential triggering events is performed and should events or circumstances be present that, more likely than not, would reduce the fair value of a reporting unit below its carrying value, the Company would then evaluate: periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; geo-economic factors, and internally developed forecasts to determine if its recorded goodwill may be impaired. Goodwill is evaluated for impairment by performing a two-step quantitative test. The quantitative analysis utilizes both the discounted cash flow methodology and a comparable company methodology on an equally weighted basis. Discounted cash flow estimates, which include significant management assumptions relating to asset and revenue growth rates, net interest and operating margins, capital requirements, weighted-average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. A comparable company methodology is based on a comparison of financial and operating statistics of publicly traded companies to each of the reporting units, and the appropriate multiples, such as equity value-to-tangible book value, core deposit premium multiples and/or price-to-earnings per share multiples, are applied to arrive at indications of value for each reporting unit.
Under Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value of goodwill exceeds fair value, an impairment is recognized and this difference is charged to non-interest expense.
Webster performed its annual impairment test under Step 1 as of its elected measurement date of November 30. The valuation of goodwill involves estimates which require significant management judgment. The Company utilizes a combined, equally weighted, income approach based on discounted cash flows and comparable company market approach to arrive at an indicated fair value range for the reporting unit.
The income approach involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as asset and revenue growth rates, expense trends, capital requirements, discount rates, and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In the income approach the discount rate used for Consumer Deposits, Business Banking and HSA Bank was 7.5%, 9.6%, and 9.5%, respectively. The long-term growth rate used in determining the terminal value of the reporting unit's cash flows was estimated at 4.0% and is based on management's assessment of the minimum expected growth rate of each reporting unit as well as broader economic and regulatory considerations.

The comparable company market approach includes small to mid-sized banks primarily based in the Northeast with significant geographic or product line overlap to Webster and its reporting units to determine a fair value of each reporting unit.
At November 30, 2016, Webster calculated the following multiples for the selected comparable companies, as appropriate for each reporting unit: core deposit premium, equity value-to-tangible book value and price-to-earnings per share. In determining the appropriate multiples to be applied for each reporting unit, the financial and operating statistics of the reporting units were compared to the comparable companies. Certain financial statistics were compared in identifying the reporting unit’s most appropriate comparable companies whose multiples were used as the basis for the selected multiple range. For price-to-earnings per share, 2016 to 2018 net income compound annual growth rate and 2018 net income margins were used, while the return on tangible book value and return on assets were used for equity value-to-tangible book value multiples. For core deposit premium multiples, each of those four financial statistics were used. Additionally, a control premium was applied as the comparable company multiples are on a minority basis.
The indicated values derived from the discounted cash flows and the market comparable company methodologies were equally weighted to derive the fair value of each reporting unit. This fair value was then compared against the carrying value of each reporting unit to determine if a Step 2 test is required. In estimating the carrying value of each reporting unit, Webster uses a methodology that is based upon Basel III asset risk weightings and fully allocates book capital to all assets and liabilities of each reporting unit. Capital is allocated to assets based on risk weightings and to funding liabilities based on an assessment of operational risk, collateral needs and residual leverage capital as appropriate.
There was no impairment indicated as a result of the Step 1 test performed as of November 30, 2016. The fair value of the Consumer Deposits, Business Banking, and HSA Bank reporting units where goodwill resides exceeded carrying value by 1.3x, 1.7x, and 8.2x, respectively. The Consumer Deposits, Business Banking and HSA Bank reporting units had $377.6 million, $139.0 million, and $21.8 million of goodwill at December 31, 2016, respectively.
Assessing the Realizability of Deferred Tax Assets and the Measurement of Uncertain Tax Positions
In accordance with ASC Topic 740, "Income Taxes," certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of DTAs and the measurement of UTPs. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of DTAs and resolution of UTPs could differ materially from the amounts recorded in the Consolidated Financial Statements and the accompanying Notes thereto.
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
Income taxes are more fully described in Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report and in Item 1A. Risk Factors, including under “Regulatory, Compliance, Environmental and Legal Risks.”
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and their expected impact on the Company's financial statements.

Results of Operations
Selected financial data is presented in the following table:

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
BALANCE SHEETS
Total assets	$26,072,529	$24,641,118	$22,497,175	$20,843,577	$20,104,149
Loans and leases, net	16,832,268	15,496,745	13,740,761	12,547,203	11,851,567
Investment securities	7,151,749	6,907,683	6,666,828	6,465,652	6,243,689
Deposits	19,303,857	17,952,778	15,651,605	14,854,420	14,530,835
Borrowings	4,017,948	4,040,799	4,335,193	3,612,416	3,237,886
Series E preferred stock	122,710	122,710	122,710	122,710	122,710
Total shareholders' equity	2,527,012	2,413,960	2,322,815	2,209,348	2,093,783
STATEMENTS OF INCOME
Interest income	$821,913	$760,040	$718,941	$687,640	$693,502
Interest expense	103,400	95,415	90,500	90,912	114,594
Net interest income	718,513	664,625	628,441	596,728	578,908
Provision for loan and lease losses	56,350	49,300	37,250	33,500	21,500
Non-interest income (less securities amounts)	264,213	237,278	197,754	197,615	189,411
Gain on sale of investment securities, net	414	609	5,499	712	3,347
Impairment loss on securities recognized in earnings	(149)	(110)	(1,145)	(7,277)	—
Non-interest expense	623,191	555,341	501,600	497,709	501,294
Income before income tax expense	303,450	297,761	291,699	256,569	248,872
Income tax expense	96,323	93,032	91,973	77,113	75,133
Net income	$207,127	$204,729	$199,726	$179,456	$173,739
Earnings applicable to common shareholders	$198,423	$195,361	$188,496	$168,036	$170,531
Per Share Data
Basic earnings per common share	$2.17	$2.15	$2.10	$1.90	$1.96
Diluted earnings per common share	2.16	2.13	2.08	1.86	1.86
Dividends and dividend equivalents declared per common share	0.98	0.89	0.75	0.55	0.35
Dividends declared per Series A preferred stock share	—	21.25	85.00	85.00	85.00
Dividends declared per Series E preferred stock share	1,600.00	1,600.00	1,600.00	1,648.89	—
Book value per common share	26.17	24.99	23.99	22.77	22.76
Tangible book value per common share (non-GAAP)	19.94	18.69	18.10	16.85	16.43
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	7.19%	7.12%	7.46%	7.50%	7.17%
Return on average assets	0.82	0.87	0.93	0.89	0.90
Return on average common shareholders’ equity	8.44	8.70	8.85	8.44	8.98
Return on average tangible common shareholders' equity (non-GAAP)	11.36	11.96	11.90	11.77	12.80
Net interest margin	3.12	3.08	3.21	3.26	3.32
Efficiency ratio (non-GAAP)	62.01	59.93	59.18	60.32	62.71
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases	0.79%	0.89%	0.93%	1.28%	1.61%
Non-performing assets as a percentage of loans and leases plus OREO	0.81	0.92	0.98	1.34	1.64
Non-performing assets as a percentage of total assets	0.53	0.59	0.61	0.82	0.98
ALLL as a percentage of non-performing loans and leases	144.98	125.05	122.62	94.10	91.25
ALLL as a percentage of loans and leases	1.14	1.12	1.15	1.20	1.47
Net charge-offs as a percentage of average loans and leases	0.23	0.23	0.23	0.47	0.68
Ratio of ALLL to net charge-offs	5.25 x	5.21 x	5.21 x	2.63 x	2.28 x

Providing the non-GAAP financial measures identified in the preceding table provides investors with information useful in understanding the Company's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes that the presentation, together with the accompanying reconciliations provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2016	2015	2014	2013	2012
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,527,012	$2,413,960	$2,322,815	$2,209,348	$2,093,783
Less: Preferred equity (GAAP)	122,710	122,710	151,649	151,649	151,649
Goodwill and other intangible assets (GAAP)	572,047	577,699	532,553	535,238	540,157
Tangible common equity (non-GAAP)	$1,832,255	$1,713,551	$1,638,613	$1,522,461	$1,401,977
Common shares outstanding	91,868	91,677	90,512	90,369	85,341
Tangible book value per common share (non-GAAP)	$19.94	$18.69	$18.10	$16.85	$16.43

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,832,255	$1,713,551	$1,638,613	$1,522,461	$1,401,977
Total assets (GAAP)	$26,072,529	$24,641,118	$22,497,175	$20,843,577	$20,104,149
Less: Goodwill and other intangible assets (GAAP)	572,047	577,699	532,553	535,238	540,157
Tangible assets (non-GAAP)	$25,500,482	$24,063,419	$21,964,622	$20,308,339	$19,563,992
Tangible common equity ratio (non-GAAP)	7.19%	7.12%	7.46%	7.50%	7.17%

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Return on average tangible common shareholders' equity (non-GAAP):
Net Income (GAAP)	$207,127	$204,729	$199,726	$179,456	$173,739
Less: Preferred stock dividends (GAAP)	8,096	8,711	10,556	10,803	2,460
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	3,674	4,121	1,745	3,197	3,523
Income adjusted for preferred stock dividends and amortization of intangibles (non-GAAP)	$202,705	$200,139	$190,915	$171,850	$174,802
Average shareholders' equity (non-GAAP)	$2,481,417	$2,387,286	$2,289,699	$2,149,873	$1,946,580
Less: Average preferred stock (non-GAAP)	122,710	134,682	151,649	151,649	38,335
Average goodwill and other intangible assets (non-GAAP)	574,785	579,366	533,549	537,650	542,782
Average tangible common shareholders' equity (non-GAAP)	$1,783,922	$1,673,238	$1,604,501	$1,460,574	$1,365,463
Return on average tangible common shareholders' equity (non-GAAP)	11.36%	11.96%	11.90%	11.77%	12.80%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$623,191	$555,341	$501,600	$497,709	$501,294
Less: Foreclosed property activity (GAAP)	(326)	517	(74)	43	(1,098)
Intangible assets amortization (GAAP)	5,652	6,340	2,685	4,919	5,420
Other expense (non-GAAP)	3,513	975	3,029	5,649	5,888
Non-interest expense (non-GAAP)	$614,352	$547,509	$495,960	$487,098	$491,084
Net interest income (GAAP)	$718,513	$664,625	$628,441	$596,728	$578,908
Add: Tax-equivalent adjustment (non-GAAP)	13,637	10,617	11,124	13,221	14,751
Non-interest income (GAAP)	264,478	237,777	202,108	191,050	192,758
Less: Gain on sale of investment securities, net (GAAP)	414	609	5,499	712	3,347
Other (non-GAAP)	(1,780)	(1,111)	(1,889)	(7,277)	—
One-time gain on the sale of an asset (GAAP)	7,331	—	—	—	—
Income (non-GAAP)	$990,663	$913,521	$838,063	$807,564	$783,070
Efficiency ratio (non-GAAP)	62.01%	59.93%	59.18%	60.32%	62.71%

The following table summarizes daily average balances, interest and yield, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest-earning assets:
Loans and leases	$16,266,101	$624,300	3.84%	$14,746,168	$554,632	3.76%	$13,275,340	$513,705	3.87%
Securities (based upon historical amortized cost)	6,910,649	203,467	2.95	6,846,297	207,675	3.04	6,446,799	210,721	3.28
FHLB and FRB stock	188,854	6,039	3.20	188,631	6,479	3.43	168,036	4,719	2.81
Interest-bearing deposits	57,747	295	0.51	107,569	281	0.26	24,376	63	0.26
Loans held for sale	44,560	1,449	3.25	41,101	1,590	3.87	22,642	857	3.78
Total interest-earning assets	23,467,911	$835,550	3.56%	21,929,766	$770,657	3.52%	19,937,193	$730,065	3.67%
Non-interest-earning assets	1,753,316			1,625,196			1,501,617
Total assets	$25,221,227			$23,554,962			$21,438,810

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$3,853,700	$—	—%	$3,564,751	$—	—%	$3,216,777	$—	—%
Savings, checking, & money market deposits	13,072,577	27,331	0.21	11,846,049	21,472	0.18	9,863,703	17,800	0.18
Time deposits	2,027,029	22,527	1.11	2,138,778	24,559	1.15	2,280,668	26,362	1.16
Total deposits	18,953,306	49,858	0.26	17,549,578	46,031	0.26	15,361,148	44,162	0.29

Securities sold under agreements to repurchase and other borrowings	947,858	14,528	1.53	1,144,963	16,861	1.47	1,353,308	19,388	1.43
FHLB advances	2,413,309	29,033	1.20	2,084,496	22,858	1.10	2,038,749	16,909	0.83
Long-term debt	225,607	9,981	4.42	226,292	9,665	4.27	252,368	10,041	3.98
Total borrowings	3,586,774	53,542	1.49	3,455,751	49,384	1.43	3,644,425	46,338	1.27
Total interest-bearing liabilities	22,540,080	$103,400	0.46%	21,005,329	$95,415	0.45%	19,005,573	$90,500	0.48%
Non-interest-bearing liabilities	199,730			162,347			143,538
Total liabilities	22,739,810			21,167,676			19,149,111

Preferred stock	122,710			134,682			151,649
Common shareholders' equity	2,358,707			2,252,604			2,138,050
Webster Financial Corporation shareholders' equity	2,481,417			2,387,286			2,289,699
Total liabilities and equity	$25,221,227			$23,554,962			$21,438,810
Tax-equivalent net interest income		732,150			675,242			639,565
Less: Tax-equivalent adjustments		(13,637)			(10,617)			(11,124)
Net interest income		$718,513			$664,625			$628,441
Net interest margin			3.12%			3.08%			3.21%
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 73.1% of total revenue for the year ended December 31, 2016. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Net interest income and net interest margin are impacted by the level of interest rates, mix of assets earning and liabilities paying those interest rates, and the volume of interest-earning assets and interest-bearing liabilities. These conditions are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest lost to non-performing assets.

Webster manages the risk of changes in interest rates on net interest income and net interest margin through ALCO and its processes related interest rate risk monitoring and management policies. Four main tools are used for managing interest rate risk:

•	the size and duration and credit risk of the investment portfolio;

•	the size and duration of the wholesale funding portfolio;

•	off-balance sheet interest rate contracts; and

•	the pricing and structure of loans and deposits.
ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors. The federal funds rate target range was increased from 0.25-0.5% to 0.5-0.75% by the Federal Open Market Committee, effective December 15, 2016. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Comparison of 2016 to 2015
Financial Performance
Net income of $207.1 million for the year ended December 31, 2016 increased 1.2% over the year ended December 31, 2015, primarily due to strong loan growth, an increase in the net interest margin, and increased non-interest income, offset primarily by increased non-interest expenses.
Income before income tax expense was $303.5 million for the year ended December 31, 2016, an increase of $5.7 million from $297.8 million for the year ended December 31, 2015.
The primary factors positively impacting income before income tax expense include:

•	interest income increased $61.9 million; and

•	non-interest income increased $26.7 million.
The primary factors negatively impacting income before income tax expense include:

•	non-interest expense increased $67.9 million; and

•	provision for loan and lease losses increased $7.1 million.
The impact of the items outlined above, coupled with the effect from income tax expense of $96.3 million and $93.0 million for the years ended December 31, 2016 and 2015, respectively, resulted in net income of $207.1 million and diluted earnings per share of $2.16 for the year ended December 31, 2016 compared to net income of $204.7 million and diluted earnings per share of $2.13 for the year ended December 31, 2015.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 62.01% for 2016 and 59.93% for 2015. The increase in the ratio highlights the Company's investing in strategic opportunities such as HSA Bank's strategic initiatives and Community Banking's Boston expansion.
Credit quality improved as demonstrated by the asset quality ratios. Net charge-offs as a percentage of average loans and leases was 0.23% for both the year ended December 31, 2016 and 2015. Non-performing assets as a percentage of loans, leases, and OREO decreased to 0.81% at December 31, 2016 from 0.92% at December 31, 2015, driven by loan growth, partially offset by an increase in non-performing assets.
Net Interest Income
Net interest income totaled $718.5 million for the year ended December 31, 2016 compared to $664.6 million for the year ended December 31, 2015, an increase of $53.9 million. Average interest-earning assets during 2016 increased $1.5 billion compared to 2015, substantially due to strong loan growth of 8.6% with overall improved yields. Net interest income increased primarily due to the increase in average interest-earning assets, partially offset by a relatively flat securities portfolio with declining reinvestment spreads on those assets. The average yield on interest-earning assets increased 4 basis points to 3.56% during 2016 from 3.52% during 2015. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2016 increased $1.5 billion compared to 2015, primarily from health savings account growth, while the average cost of interest-bearing liabilities increased 1 basis point to 0.46% during 2016 compared to 0.45% during 2015, primarily from a slight increase in the average cost of borrowings.
Net interest margin increased 4 basis points to 3.12% for the year ended December 31, 2016 from 3.08% for the year ended December 31, 2015. The increase in net interest margin is due primarily to increase in commercial loan yields, flat deposit costs partially offset by lower investment portfolio yields.

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2016 vs. 2015 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$5,627	$64,041	$69,668
Loans held for sale	(77)	(65)	(142)
Investments (2)	(6,297)	1,664	(4,633)
Total interest income	$(747)	$65,640	$64,893
Change in interest on interest-bearing liabilities:
Deposits	$2,554	$1,273	$3,827
Borrowings	2,663	1,495	4,158
Total interest expense	$5,217	$2,768	$7,985
Change in tax-equivalent net interest income	$(5,964)	$62,872	$56,908

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities; FHLB and FRB stock; and Interest-bearing deposits.
Average loans and leases for the year ended December 31, 2016 increased $1.5 billion compared to the average for the year ended December 31, 2015. The loan and lease portfolio comprised 69.3% of the average interest-earning assets at December 31, 2016 compared to 67.2% of the average interest-earning assets at December 31, 2015. The loan and lease portfolio yield increased 8 basis points to 3.84% for the year ended December 31, 2016, compared to the loan and lease portfolio yield of 3.76% for the year ended December 31, 2015. The increase in the yield on average loans and leases is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the year ended December 31, 2016 increased $14.8 million compared to the average for the year ended December 31, 2015. The investment portfolio comprised 30.5% of the average interest-earning assets at December 31, 2016 compared to 32.6% of the average interest-earnings assets at December 31, 2015. The investment portfolio yield decreased 7 basis points to 2.93% for the year ended December 31, 2016 compared to the investment portfolio yield of 3.00% for the year ended December 31, 2015. The decrease in the investment portfolio yield is due to reinvestment yields that are lower than yields on securities paydowns and maturities during 2016.
Average deposits for the year ended December 31, 2016 increased $1.4 billion compared to the average for the year ended December 31, 2015. The increase is comprised of an increase of $288.9 million in non-interest-bearing deposits and an increase of $1.1 billion in average interest-bearing deposits, driven by continued growth in health savings account deposits. The average cost of deposits was 0.26% for the year ended December 31, 2016 or flat compared with the year ended December 31, 2015. This was as a result of product mix. Higher cost time deposits decreased to 13.4% for the year ended December 31, 2016 from 15.3% for the year ended December 31, 2015, as a percentage of total interest-bearing deposits.
Average borrowings for the year ended December 31, 2016 increased $131.0 million compared to the average for the year ended December 31, 2015. Average securities sold under agreements to repurchase and other borrowings decreased $197.1 million, and average FHLB advances increased $328.8 million. The average cost of borrowings increased 6 basis points to 1.49% for the year ended December 31, 2016 from 1.43% for the year ended December 31, 2015. The increase in average cost of borrowings is due primarily to an increase to the Federal Funds Rate.
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2016	2015
Interest rate swaps on repurchase agreements	$361	$1,442
Interest rate swaps on FHLB advances	8,315	8,272
Interest rate swaps on senior fixed-rate notes	306	306
Interest rate swaps on brokered CDs and deposits	780	632
Net increase to interest expense on borrowings	$9,762	$10,652

Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At December 31, 2016, the ALLL totaled $194.3 million, or 1.14% of total loans and leases, compared to $175.0 million, or 1.12% of total loans and leases, at December 31, 2015.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. For the year ended December 31, 2016, total net charge-offs were $37.0 million compared to $33.6 million for the year ended December 31, 2015. The increase is primarily the result of a large charge-off for one commercial loan.
The provision for loan and lease losses totaled $56.4 million for the year ended December 31, 2016, an increase of $7.1 million compared to the year ended December 31, 2015. The increase in provision for loan and lease losses was due primarily to the increase in loan balances, partially offset by improved credit quality.
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, section captioned "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report for further details.
Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Deposit service fees	$140,685	$135,057	$5,628	4.2%
Loan and lease related fees	30,113	25,594	4,519	17.7
Wealth and investment services	28,962	32,486	(3,524)	(10.8)
Mortgage banking activities	11,103	7,795	3,308	42.4
Increase in cash surrender value of life insurance policies	14,759	13,020	1,739	13.4
Gain on sale of investment securities, net	414	609	(195)	(32.0)
Impairment loss on securities recognized in earnings	(149)	(110)	(39)	(35.5)
Other income	38,591	23,326	15,265	65.4
Total non-interest income	$264,478	$237,777	$26,701	11.2%
Total non-interest income was $264.5 million for the year ended December 31, 2016, an increase of $26.7 million, compared to $237.8 million for the year ended December 31, 2015. The increase is attributable to higher other income, deposit service fees, loan and lease related fees, and mortgage banking activities, partially offset by lower wealth and investment services.
Deposit service fees totaled $140.7 million for 2016 compared to $135.1 million for 2015. The increase was a result of increased account service charges driven by HSA Bank's account growth, check card interchange income, and cash management fees, offset by lower NSF fees.
Loan and lease related fees totaled $30.1 million for 2016 compared to $25.6 million for 2015. The increase was primarily due to increased syndication activity, deferred loan origination fee activity, loan servicing fees net of mortgage servicing right amortization, and increased amendment fees offset by decreases in prepayment fees and line usage fees.
Wealth and investment services totaled $29.0 million for 2016 compared to $32.5 million for 2015. The decrease was primarily due to lower investment management activity.
Mortgage banking activities totaled $11.1 million for 2016 compared to $7.8 million for 2015. The increase was due to higher margins on loans sold, partially offset by slightly lower volume of loan sale settlements.
Other income totaled $38.6 million for 2016 compared to $23.3 million for 2015. The increase was primarily due to a $7.3 million gain on the redemption of an ownership interest in a privately held investment, $4.9 million increase in client interest rate hedging activities, and a $2.0 million increase related to the gain on sale of commercial loans.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Compensation and benefits	$331,726	$297,517	$34,209	11.5%
Occupancy	60,294	48,836	11,458	23.5
Technology and equipment	79,882	80,813	(931)	(1.2)
Intangible assets amortization	5,652	6,340	(688)	(10.9)
Marketing	19,703	16,053	3,650	22.7
Professional and outside services	14,801	11,156	3,645	32.7
Deposit insurance	26,006	24,042	1,964	8.2
Other expense	85,127	70,584	14,543	20.6
Total non-interest expense	$623,191	$555,341	$67,850	12.2%
Total non-interest expense was $623.2 million for the year ended December 31, 2016, an increase of $67.9 million from the year ended December 31, 2015. The increase for the year ended December 31, 2016 is primarily attributable to higher compensation and benefits, occupancy, marketing, professional and outside services, deposit insurance and other expenses.
Compensation and benefits totaled $331.7 million for 2016 compared to $297.5 million for 2015. The increase was driven by strategic hires within HSA Bank and the Boston expansion, variable compensation tied to Webster's share price increase, higher medical, and increased pension related expenses.
Occupancy costs totaled $60.3 million for 2016 compared to $48.8 million for 2015. The increase was primarily due to the Boston expansion and charges related to facilities optimization.
Marketing expenses totaled $19.7 million for 2016 compared to $16.1 million for 2015. The increase was primarily due to increased media spend.
Professional and outside services totaled $14.8 million for 2016 compared to $11.2 million for 2015. The increase was primarily due to strategic consulting services.
Deposit Insurance totaled $26.0 million for 2016 compared to $24.0 million for 2015. The increase was primarily due to asset growth which increased the assessment base.
Other expense totaled $85.1 million for 2016 compared to $70.6 million for 2015. The increase was due to a favorable adjustment recorded in the prior year to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve, a favorable adjustment recorded in the prior year related to a reduced deposit insurance assessment for years prior to 2015, and increased operational expenses as a result of HSA Bank strategic initiatives and the Boston expansion.
Income Taxes
Webster recognized income tax expense of $96.3 million in 2016 and $93.0 million in 2015, and the effective tax rates were 31.7% and 31.2%, respectively. The increase in the effective rate principally reflects a $4.4 million net deferred tax benefit recognized in 2015, representing the portion of the $5.8 million reduction in the Company’s valuation allowance on its state and local deferred tax assets recognized that year for a change in their estimated realizability in future years, and $1.8 million associated with higher levels of tax-exempt interest income recognized in 2016, compared to 2015.
For additional information on Webster's income taxes, including its DTAs and uncertain tax positions, see Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report , and Item 1A. Risk Factors, including under “Regulatory, Compliance, Environmental and Legal Risks.”

Comparison of 2015 to 2014
Financial Performance
Net income of $204.7 million for the year ended December 31, 2015 increased 2.5% over the year ended December 31, 2014, largely due to record high levels of loan growth offsetting margin pressure, increased fee income; primarily due to acquired HSA accounts, and continued expense discipline.
Income before income tax expense was $297.8 million for the year ended December 31, 2015, an increase of $6.1 million from $291.7 million for the year ended December 31, 2014.
The primary factors positively impacting income before income tax expense include:

•	interest income increased $41.1 million; and

•	deposit service fees increased $31.6 million.
The primary factors negatively impacting income before income tax expense include:

•	non-interest expense increased $53.7 million; and

•	provision for loan and lease losses increased $12.1 million.
The impact of the items outlined above, coupled with the effect from income tax expense of $93.0 million and $92.0 million for the years ended December 31, 2015 and 2014, respectively, resulted in net income of $204.7 million and diluted earnings per share of $2.13 for the year ended December 31, 2015 compared to net income of $199.7 million and diluted earnings per share of $2.08 for the year ended December 31, 2014.
Expense discipline, coupled with net interest and fee income growth maintained an operating efficiency below 60%. The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 59.93% for 2015 and 59.18% for 2014.
Credit quality improved as demonstrated by the decline in asset quality ratios. Net charge-offs as a percentage of average loans and leases was 0.23% for both the year ended December 31, 2015 and 2014. Non-performing assets as a percentage of loans, leases, and OREO decreased to 0.92% at December 31, 2015 from 0.98% at December 31, 2014, driven by loan growth exceeding a slight increase in non-performing assets.
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

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2015 vs. 2014 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(19,489)	$60,416	$40,927
Loans held for sale	151	583	734
Investments (2)	(16,403)	15,334	(1,069)
Total interest income	$(35,741)	$76,333	$40,592
Change in interest on interest-bearing liabilities:
Deposits	$(2,691)	$4,560	$1,869
Borrowings	6,263	(3,217)	3,046
Total interest expense	$3,572	$1,343	$4,915
Change in tax-equivalent net interest income	$(39,313)	$74,990	$35,677

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities; FHLB and FRB stock; and Interest-bearing deposits.
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

Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At December 31, 2015, the ALLL totaled $175.0 million, or 1.12% of total loans and leases, compared to $159.3 million, or 1.15% of total loans and leases, at December 31, 2014.
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
The provision for loan and lease losses totaled $49.3 million for the year ended December 31, 2015, an increase of $12.1 million compared to the year ended December 31, 2014. The increase in provision for loan and lease losses was due primarily to the increase in loan balances and increase in specific reserves on impaired loans, partially offset by improved credit quality.
Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Deposit service fees	$135,057	$103,431	$31,626	30.6%
Loan and lease related fees	25,594	23,212	2,382	10.3
Wealth and investment services	32,486	34,946	(2,460)	(7.0)
Mortgage banking activities	7,795	4,070	3,725	91.5
Increase in cash surrender value of life insurance policies	13,020	13,178	(158)	(1.2)
Gain on sale of investment securities, net	609	5,499	(4,890)	(88.9)
Impairment loss on securities recognized in earnings	(110)	(1,145)	1,035	90.4
Other income	23,326	18,917	4,409	23.3
Total non-interest income	$237,777	$202,108	$35,669	17.6%
Total non-interest income was $237.8 million for the year ended December 31, 2015, an increase of $35.7 million from the year ended December 31, 2014. The increase is attributable to higher deposit service fees, other income, mortgage banking activities, loan and lease related fees and a decrease in impairment loss on securities, partially offset by lower net gain on sale of investment securities and wealth and investment services.
Deposit service fees totaled $135.1 million for 2015 compared to $103.4 million for 2014. The increase was a result of increased checking account service charges and check card interchange income due primarily to the acquired health savings accounts and new account growth.
Other income totaled $23.3 million for 2015 compared to $18.9 million for 2014. The increase was primarily due to alternative investment income, estimated interest on refundable income taxes, credit card fees, and client swap activity, partially offset by lower death benefit proceeds from bank owned life insurance.
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
Impairment loss on securities recognized in earnings totaled $0.1 million for 2015 compared to $1.1 million for 2014. The decrease was due to lower impairment losses recognized on CLO securities.
Net gain on investment securities totaled $0.6 million for 2015 compared to $5.5 million for 2014. The prior year’s amount included gains from the sale of Volcker Rule non-compliant pooled trust preferred securities.
Wealth and investment services totaled $32.5 million for 2015 compared to $34.9 million for 2014. The decrease was primarily due to an adverse impact on sales production driven by market volatility, and lower revenue as a result of lower assets under administration values.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	Amount	Percent
Compensation and benefits	$297,517	$270,151	$27,366	10.1%
Occupancy	48,836	47,325	1,511	3.2
Technology and equipment	80,813	61,993	18,820	30.4
Intangible assets amortization	6,340	2,685	3,655	136.1
Marketing	16,053	15,379	674	4.4
Professional and outside services	11,156	8,296	2,860	34.5
Deposit insurance	24,042	22,670	1,372	6.1
Other expense	70,584	73,101	(2,517)	(3.4)
Total non-interest expense	$555,341	$501,600	$53,741	10.7%
Total non-interest expense was $555.3 million for the year ended December 31, 2015, an increase of $53.7 million from the year ended December 31, 2014. The increase for the year ended December 31, 2015 is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services, occupancy, intangible assets amortization, and deposit insurance expenses, partially offset by a reduction in other expenses.
Compensation and benefits totaled $297.5 million for 2015 compared to $270.2 million for 2014. The increase was primarily driven by base compensation and temporary help to support HSA Bank’s account growth, incentives and commissions, and larger group medical claims.
Technology and equipment totaled $80.8 million for 2015 compared to $62.0 million for 2014. The increase was due to transitional service costs related to the HSA acquisition and implementation costs associated with a new HSA technology platform.
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
Income Taxes
Webster recognized income tax expense of $93.0 million in 2015 and $92.0 million in 2014, and the effective tax rates were 31.2% and 31.5%, respectively. The decrease in the effective rate principally reflects a $4.4 million net deferred tax benefit recognized in 2015, partially offset by the effects of increased state and local tax expense in 2015.
The $4.4 million net deferred tax benefit was part of a $5.8 million reduction in the Company’s beginning-of-year valuation allowance on its state and local DTAs, due to a change in their estimated realizability. This change is expected to result in increased deferred expense in future years, including $2.0 million in 2016, or about 0.6% in effective-rate terms.
Segment Results
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. These four segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury Unit of the Company and the consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP.

Description of Segment Reporting Methodology
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
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Years ended December 31,
(In thousands)	2016	2015	2014
Net income (loss):
Commercial Banking	$115,306	$105,714	$109,548
Community Banking	60,796	77,708	73,720
HSA Bank	38,230	37,443	18,164
Private Banking	60	(511)	(504)
Corporate and Reconciling	(7,265)	(15,625)	(1,202)
Consolidated Total	$207,127	$204,729	$199,726

	At December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$8,518,830	$8,655,789	$83,987	$550,615	$8,263,308	$26,072,529
Loans and leases	8,519,001	7,894,582	125	547,904	64,976	17,026,588
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,365,516	10,970,977	4,362,503	227,015	377,846	19,303,857
Not included in above amounts:
Assets under administration/management	—	2,980,113	878,190	1,781,840	—	5,640,143
	At December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$7,505,513	$8,441,950	$95,815	$493,571	$8,104,269	$24,641,118
Loans and leases	7,509,453	7,592,553	54	490,112	79,563	15,671,735
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,073,276	10,449,231	3,802,313	228,497	399,461	17,952,778
Not included in above amounts:
Assets under administration/management	—	2,762,759	692,306	1,726,385	—	5,181,450

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
Commercial Banking Results:

	Years ended December 31,
(In thousands)	2016	2015	2014
Net interest income	$276,246	$255,845	$238,186
Provision for loan and lease losses	36,594	30,160	13,088
Net interest income after provision	239,652	225,685	225,098
Non-interest income	47,435	37,784	37,270
Non-interest expense	118,159	109,718	102,374
Income before income taxes	168,928	153,751	159,994
Income tax expense	53,622	48,037	50,446
Net income	$115,306	$105,714	$109,548
Comparison of 2016 to 2015
Net income increased $9.6 million in 2016 compared to 2015. Net interest income increased $20.4 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $6.4 million, due primarily to the growth in loans. Non-interest income increased $9.7 million, primarily due to fees related to loan activities, client interest rate hedging activities and gain on loan sales. Non-interest expense increased $8.4 million, primarily due to strategic new hires and investments in technology.
Comparison of 2015 to 2014
Net income decreased $3.8 million in 2015 as compared to 2014. Net interest income increased $17.7 million, primarily due to greater loan and deposit volumes, greater deferred loan fees, and a continuing lower cost of funds. The provision for loan and lease losses increased $17.1 million, due primarily to growth in loans. Non-interest income increased $0.5 million, primarily due to fees generated from loan related activities and interest rate derivative products. Non-interest expense increased $7.3 million, primarily related to strategic new hires.
Commercial Banking Selected Balance Sheet Information:

	At December 31,
(In thousands)	2016	2015	2014
Total assets	$8,518,830	$7,505,513	$6,550,868
Loans and leases	8,519,001	7,509,453	6,559,020
Deposits	3,365,516	3,073,276	3,203,344
Loans and leases increased $1.0 billion at December 31, 2016 compared to December 31, 2015, due to continued growth in new originations. Loans and leases increased $950.4 million at December 31, 2015 compared to December 31, 2014, primarily due to new originations.
Loan originations were $3.1 billion, $3.0 billion and $2.9 billion in 2016, 2015 and 2014, respectively. The increase of $144.7 million in originations for the year ended December 31, 2016 is due to continued expansion of Commercial Banking activities across all business lines within the segment. Management believes the reserve level is adequate to cover inherent losses in the Commercial Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report.
Deposits increased $292.2 million at December 31, 2016 compared to December 31, 2015, due to growth in client and operating funds maintained for cash management services. Deposits decreased $130.1 million at December 31, 2015 compared to December 31, 2014, due to large, short-term deposits received in the fourth quarter of 2014 that exited the bank in 2015.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the operating segments - Personal Banking and Business Banking, as well as a distribution network consisting of 175 banking centers and 350 ATMs, a customer care center, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Bank's investment services division, WIS, offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL, a broker dealer registered with the SEC, and a member of the FINRA, and the SIPC. Webster has employees who are LPL registered representatives located throughout its banking center network.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This unit builds full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Community Banking Results:

	Years ended December 31,
(In thousands)	2016	2015	2014
Net interest income	$365,151	$354,709	$354,781
Provision for loan and lease losses	21,690	19,603	26,345
Net interest income after provision	343,461	335,106	328,436
Non-interest income	110,157	108,604	103,543
Non-interest expense	364,549	330,692	324,312
Income before income taxes	89,069	113,018	107,667
Income tax expense	28,273	35,310	33,947
Net income	$60,796	$77,708	$73,720
Comparison of 2016 to 2015
Net income decreased $16.9 million in 2016 compared to 2015. Net interest income increased $10.4 million, primarily due to growth in both loans and deposits, which was partially offset by the impact of a historically low interest rate environment reducing the value of deposits. The provision for loan and lease losses increased by $2.1 million, due primarily to loan portfolio growth. Non-interest income increased $1.6 million, primarily due to an increase in fees from mortgage banking activities, credit card and client interest rate hedging activities, partially offset by lower NSF fees collected and reduced investment income driven by lower average per sale revenue due to the implementation of regulatory changes. Non-interest expense increased $33.9 million, primarily due to $21.7 million in expenses associated with the Boston expansion as well as increases in compensation, benefits, marketing expenses and expenses tied to branch optimization, partially offset by lower loan workout expenses.
Comparison of 2015 to 2014
Net income increased $4.0 million in 2015 compared to 2014. Net interest income was flat in 2015 compared to 2014 as benefits of increased loan and deposit growth were offset by the effects of a persistent low interest environment. The provision for loan and lease losses decreased $6.7 million, driven by lower charge-offs and improved asset quality. Non-interest income increased $5.1 million, primarily due to an increase in gains on the sale of mortgage loans and growth in fees associated with credit and debit cards. Non-interest expense increased $6.4 million, primarily due to increased compensation and benefits, marketing expenses and increased snow removal costs, partially offset by a decrease in amortization expense of intangible assets.

Community Banking Selected Balance Sheet Information and Assets Under Administration:

	At December 31,
(In thousands)	2016	2015	2014
Total assets	$8,655,789	$8,441,950	$8,123,928
Loans	7,894,582	7,592,553	6,853,115
Deposits	10,970,977	10,449,231	10,103,698
Not included in above amounts:
Assets under administration	2,980,113	2,762,759	2,754,775
Loans increased $302.0 million at December 31, 2016 compared to December 31, 2015, due to growth in residential mortgages, business banking loans, and unsecured personal loans, partially offset by net runoff in the home equity portfolios.
Loans increased $739.4 million at December 31, 2015 compared to December 31, 2014, due to growth in the business banking, residential mortgages, home equity lines, and personal loans.
Loan originations were $2.3 billion, $2.4 billion and $1.7 billion for the years ended 2016, 2015 and 2014, respectively. The decrease of $161.0 million in originations for the year ended December 31, 2016 is due to a decrease of $206.6 million in residential originations partially offset by a $52.7 million increase in originations of business banking loans. Management believes the reserve level is adequate to cover inherent losses in the Community Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report.
Deposits increased $521.7 million at December 31, 2016 compared to December 31, 2015, due to growth in business and personal transaction account balances which was partially offset by a decrease in time deposit balances. Deposits increased $345.5 million at December 31, 2015 compared to December 31, 2014, due to continued growth in both business and consumer transaction deposit balances.
Additionally, at December 31, 2016 WIS had $3.0 billion of assets under administration in conjunction with its strategic partnership with LPL compared to $2.8 billion at December 31, 2015 and December 31, 2014.

HSA Bank
HSA Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions to employers for the benefit of their employees, and individuals. Health savings accounts are used in conjunction with high deductible health plans and are intended to facilitate tax advantages with respect to health care spending for taxpayers holding accounts, in accordance with applicable law. Health savings accounts are offered through employers or directly to consumers and are distributed nationwide directly and through multiple partnerships. HSA Bank's deposits provide long duration low-cost funding that is used to support the Company’s loan growth and to reduce the Company’s reliance on wholesale funding. HSA Bank's net interest income represents the difference between the funding credit received reflecting the value of the long duration funding, less the interest paid on deposits. HSA Bank generates non-interest revenue predominantly through service fees and interchange income. As of December 31, 2016, there were $5.2 billion in total footings (a combination of $4.4 billion in deposit balances and $878 million in assets under administration through linked brokerage accounts). HSA Bank deposits accounted for 22.6% and 21.2% of the Company’s total deposits as of December 31, 2016 and December 31, 2015, respectively.
HSA Bank Results:

	Years ended December 31,
(In thousands)	2016	2015	2014
Net interest income	$81,451	$73,433	$38,822
Provision for loan and lease losses	—	—	—
Net interest income after provision	81,451	73,433	38,822
Non-interest income	71,710	62,475	28,553
Non-interest expense	97,152	81,449	40,900
Income before income taxes	56,009	54,459	26,475
Income tax expense	17,779	17,016	8,311
Net income	$38,230	$37,443	$18,164
Comparison of 2016 to 2015
Net income increased $0.8 million in 2016 compared to 2015. Net interest income increased $8.0 million, primarily due to both account growth and deposit balance growth, offset by an adjustment in the funding credit due to a change in the duration value of deposits. Non-interest income increased $9.2 million, primarily due to service fees and interchange income growth related to health savings account growth. Non-interest expense increased $15.7 million, primarily due to increased processing costs needed to support the account growth and investments made in human capital and technology.
Comparison of 2015 to 2014
Net income increased $19.3 million in 2015 compared to 2014. Net interest income increased $34.6 million, primarily due to both deposit balance growth and account growth, as well as pricing initiatives and a positive impact on deposit cost. The cost of deposits declined 6 basis points, primarily an effect of the JPM health savings accounts acquisition. Non-interest income increased $33.9 million, primarily due to growth in service fees and interchange income. Non-interest expense increased $40.5 million, primarily due to an increase in processing costs to support organic growth and the acquired health savings accounts. Third party servicing costs to service the JPM portfolio were $12.9 million for 2015.
HSA Bank Selected Balance Sheet Information and Assets Under Administration:

	At December 31, 2016
(In thousands)	2016	2015	2014
Total assets	$83,987	$95,815	$26,680
Deposits	4,362,503	3,802,313	1,824,799
Not included in above amounts:
Assets under administration	878,190	692,306	746,983
Deposits increased $0.6 billion at December 31, 2016 compared to December 31, 2015, The increase is related to organic deposit and account growth. Deposits increased $2.0 billion at December 31, 2015 compared to December 31, 2014. Of the $2.0 billion, $1.4 billion was attributable to the balances acquired from JPM and $577.5 million was attributable to organic deposit growth.
HSA Bank held $878.2 million in assets under administration through linked brokerage accounts at December 31, 2016 compared to $692.3 million at December 31, 2015. The $185.9 million increase in linked brokerage balances is driven primarily by continued organic account growth.

Private Banking
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients with asset management, trust, loan, and deposit products and financial planning services. The segment is focused on generating revenues from fees earned on clients’ assets under management and administration. The majority of the client relationships include lending and/or deposit accounts, which also generate revenues through net interest income, along with ancillary fee and interest rate derivative revenues.
Private Banking Results:

	Years ended December 31,
(In thousands)	2016	2015	2014
Net interest income	$11,350	$10,240	$8,877
Provision for loan and lease losses	861	386	765
Net interest income after provision	10,489	9,854	8,112
Non-interest income	9,818	9,183	9,843
Non-interest expense	20,220	19,781	18,691
Income (loss) before income taxes	87	(744)	(736)
Income tax expense (benefit)	27	(233)	(232)
Net income (loss)	$60	$(511)	$(504)
Comparison of 2016 to 2015
Net income increased $0.6 million in 2016 compared to 2015. Net interest income increased $1.1 million, primarily due to $57.8 million growth in Private Banking loan balances. Non-interest income increased $0.6 million, primarily due to growth in assets under management and steady performance. Non-interest expense increased $0.4 million, primarily due to an increase in share of corporate expenses.
Comparison of 2015 to 2014
The net loss was flat in 2015 compared to 2014. Net interest income increased $1.4 million, due to $94.4 million growth in Private Banking loan balances. Non-interest income decreased $0.7 million, primarily due to the full-year impact of reduced fee revenue from net assets under management outflows in 2014. In 2015, net positive assets under management inflows were offset by a net decline in assets under management valuations resulting from volatile market performance, primarily in the second half of the year. Non-interest expense increased $1.1 million, primarily due to: an increased investment in marketing; consulting related to enhancing investment management systems; occupancy expenses related to the physical move of the wealth advisory business; and, expenses in support of the increased level of loan production in 2015.
Private Banking Selected Balance Sheet Information and Assets Under Administration/Management:

	At December 31, 2016
(In thousands)	2016	2015	2014
Total assets	$550,615	$493,571	$398,893
Loans	547,904	490,112	395,667
Deposits	227,015	228,497	211,298
Not included in above amounts:
Assets under administration/management	1,781,840	1,726,385	1,676,961
Loans increased $57.8 million at December 31, 2016 compared to December 31, 2015, as loan originations and advances outpaced principal paydowns. Loans increased $94.4 million at December 31, 2015 compared to December 31, 2014, as loan originations and advances outpaced principal paydowns.
Loan originations were $140.4 million, $183.1 million and $103.4 million for the years ended 2016, 2015 and 2014, respectively. The decrease of $42.7 million in originations for the year ended December 31, 2016 is due to non-controllable market activity.
Private Banking held approximately $271.7 million, $276.1 million and $214.7 million in assets under administration at December 31, 2016, December 31, 2015, and December 31, 2014, respectively, and $1.5 billion in assets under management at December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Private Banking assets under administration and assets under management include assets attributable to Webster Wealth Advisers, Inc., a wholly-owned subsidiary of Webster Financial Corporation, and are administered or managed under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network, a provider of investment and insurance programs for financial institutions, a broker dealer and investment advisor registered with the SEC and a member of the FINRA and the SIPC. Such assets were $451.1 million at December 31, 2016 compared to $419.8 million at December 31, 2015 and $389.2 million at December 31, 2014.

Private Banking continued to build momentum on the basis of its fully transformed business model. During 2016, Private Banking loans grew 11.8%, deposits decreased by 0.6% and assets under administration/management increased by 3.2%. Private Banking also initiated the strategic build out of its presence in the Massachusetts and Rhode Island markets with the hiring of highly experienced local market professionals.
Financial Condition
Webster had total assets of $26.1 billion at December 31, 2016 compared to $24.6 billion at December 31, 2015, an increase of $1.5 billion, or 5.8%.
Loans and leases of $16.8 billion, net of ALLL of $194.3 million, at December 31, 2016 increased $1.3 billion compared to loans and leases of $15.5 billion, net of ALLL of $175.0 million, at December 31, 2015. The increases were driven by strong loan origination activity.
Total deposits of $19.3 billion at December 31, 2016 increased $1.3 billion compared to $18.0 billion at December 31, 2015. Non-interest-bearing deposits increased 8.3%, and interest-bearing deposits increased 7.3% during the year ended December 31, 2016 primarily due to growth in health savings accounts.
At December 31, 2016, total shareholders' equity was $2.5 billion compared to $2.4 billion at December 31, 2015, an increase of $113.1 million or, 4.7%. Changes in shareholders' equity for the year ended December 31, 2016 consisted of an increase of $207.1 million for net income and $1.1 million for other comprehensive income, partially offset by $89.9 million for dividends to common shareholders, and $8.1 million for dividends paid to preferred shareholders.
The quarterly cash dividend to common shareholders was increased for the sixth consecutive year, on January 31, 2017, to $0.25 per common share from $0.23 per common share. See the "Selected Financial Highlights" section contained elsewhere in this item and Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities Portfolio
Webster Bank's investment securities portfolio is managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to the Bank, the Holding Company also may directly hold investment securities from time-to-time.
The Company maintains, through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The held-to-maturity portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At December 31, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.2 billion and $6.9 billion at December 31, 2016 and December 31, 2015, respectively. Available-for-sale securities increased by $6.5 million, primarily due to principal purchase activity exceeding principal paydowns, and sales. Held-to-maturity securities increased by $237.6 million, primarily due to the purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2016 and 2015 was 2.95% and 3.04%, respectively.
The Company held $4.4 billion in investment securities that are in an unrealized loss position at December 31, 2016. Approximately $3.6 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $0.8 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $114.0 million at December 31, 2016. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.
For the year ended December 31, 2016, the Company recorded OTTI of $149 thousand on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.2 million and $3.3 million of OTTI at December 31, 2016 and December 31, 2015, respectively, related to previously impaired CLO securities identified as Covered Fund investments as defined under the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2016				2015
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$734	$—	$—	$734	$924	$—	$—	$924
Agency CMO	419,865	3,344	(3,503)	419,706	546,168	5,532	(2,946)	548,754
Agency MBS	969,460	4,398	(19,509)	954,349	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	587,776	63	(14,567)	573,272	215,670	639	(959)	215,350
CMBS	473,974	4,093	(702)	477,365	574,686	7,485	(2,905)	579,266
CLO	425,083	2,826	(519)	427,390	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	30,381	—	(1,748)	28,633	42,168	—	(4,998)	37,170
Corporate debt securities	108,490	1,502	(350)	109,642	104,031	2,290	—	106,321
Equities-financial institutions	—	—	—	—	3,499	—	(921)	2,578
Securities available-for-sale	$3,015,763	$16,226	$(40,898)	$2,991,091	$2,994,924	$22,997	$(33,290)	$2,984,631

Held-to-maturity:
Agency CMO	$339,455	$1,977	$(3,824)	$337,608	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,317,449	26,388	(41,768)	2,302,069	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	547,726	694	(1,348)	547,072	686,086	4,253	(325)	690,014
Municipal bonds and notes	655,813	4,389	(25,749)	634,453	435,905	12,019	(417)	447,507
CMBS	298,538	4,107	(411)	302,234	360,018	5,046	(2,704)	362,360
Private Label MBS	1,677	12	—	1,689	3,373	46	—	3,419
Securities held-to-maturity	$4,160,658	$37,567	$(73,100)	$4,125,125	$3,923,052	$63,894	$(25,412)	$3,961,534
The following table summarizes the amount and weighted-average yield by contractual maturity for debt securities:

	At December 31, 2016
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-sale:
U.S. Treasury Bills	$734	0.45%	$—	—%	$—	—%	$—	—%	$734	0.45%
Agency CMO	—	—	—	—	7,473	2.68	412,233	2.63	419,706	2.63
Agency MBS	—	—	—	—	11,307	2.15	943,042	2.36	954,349	2.35
Agency CMBS	—	—	—	—	—	—	573,272	2.47	573,272	2.47
CMBS	—	—	—	—	135,632	2.68	341,733	3.45	477,365	3.23
CLO	—	—	—	—	377,941	3.06	49,449	3.12	427,390	3.07
Single issuer trust preferred securities	—	—	—	—	—	—	28,633	2.42	28,633	2.42
Corporate debt securities	75,649	3.21	22,190	2.89	—	—	11,803	2.60	109,642	3.08
Securities available-for-sale	$76,383	3.19%	$22,190	2.89%	$532,353	2.94%	$2,360,165	2.60%	$2,991,091	2.68%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$6,293	3.08%	$333,162	2.66%	$339,455	2.66%
Agency MBS	—	—	9,855	4.12	27,672	2.98	2,279,922	2.46	2,317,449	2.48
Agency CMBS	—	—	—	—	—	—	547,726	2.76	547,726	2.76
Municipal bonds and notes	1,595	6.02	5,781	6.82	12,869	6.19	635,568	5.20	655,813	5.23
CMBS	—	—	—	—	—	—	298,538	3.19	298,538	3.19
Private Label MBS	—	—	1,677	4.61	—	—	—	—	1,677	4.61
Securities held-to-maturity	$1,595	6.02%	$17,313	5.07%	$46,834	3.88%	$4,094,916	3.00%	$4,160,658	3.02%

Total debt securities	$77,978	3.24%	$39,503	3.86%	$579,187	3.02%	$6,455,081	2.85%	$7,151,749	2.87%
The benchmark 10-year U.S. Treasury rate increased to 2.45% on December 31, 2016 from 2.27% on December 31, 2015. Webster Bank has the ability to use its investment portfolio, as well as interest-rate derivative financial instruments within internal policy guidelines, to hedge and manage interest rate risk as part of its asset/liability strategy. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.

Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $10.8 million at December 31, 2016 and $10.9 million at December 31, 2015, are included in other assets in the accompanying Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 16: Fair Value Measurements in the Notes to Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $256 thousand, $2.7 million, and $733 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.7 million and $5.5 million at December 31, 2016 and December 31, 2015, respectively, are included in other assets in the accompanying Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded a net gain of $35 thousand, a net loss of $398 thousand, and a net gain of $110 thousand for the years ended December 31, 2016, 2015, and 2014, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds, as defined in the regulation. Compliance with the rule provisions is generally required by July 21, 2017. Webster submitted an illiquid funds extension request on January 13, 2017. See the "Supervision and Regulation" section contained elsewhere in this report for additional information on the Volcker Rule, including Covered Funds.
Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential	$4,232,771	24.9	$4,042,960	25.8	$3,498,675	25.2	$3,353,967	26.5	$3,285,945	27.2
Consumer:
Home equity	2,330,508	13.7	2,360,244	15.1	2,367,402	17.0	2,355,257	18.5	2,448,207	20.4
Liquidating - home equity	64,975	0.4	79,171	0.5	92,056	0.7	104,902	0.8	121,875	1.0
Other consumer	274,336	1.6	248,830	1.6	75,307	0.5	60,681	0.5	43,672	0.4
Total consumer	2,669,819	15.7	2,688,245	17.2	2,534,765	18.2	2,520,840	19.8	2,613,754	21.8
Commercial:
Commercial non-mortgage	4,151,740	24.4	3,575,042	22.8	3,098,892	22.3	2,734,025	21.5	2,409,816	20.0
Asset-based	808,836	4.8	755,709	4.8	662,615	4.8	560,666	4.4	505,425	4.2
Total commercial	4,960,576	29.1	4,330,751	27.6	3,761,507	27.1	3,294,691	25.9	2,915,241	24.2
Commercial real estate:
Commercial real estate	4,141,025	24.3	3,696,596	23.6	3,326,906	23.9	2,856,110	22.5	2,644,229	22.0
Commercial construction	375,041	2.2	300,246	1.9	235,449	1.7	205,397	1.6	142,070	1.2
Total commercial real estate	4,516,066	26.5	3,996,842	25.5	3,562,355	25.6	3,061,507	24.1	2,786,299	23.2
Equipment financing	630,040	3.7	594,984	3.8	532,117	3.8	455,434	3.6	414,783	3.4
Net unamortized premiums	9,402	0.1	7,477	—	2,580	—	5,466	—	6,254	0.1
Net deferred fees	7,914	—	10,476	0.1	8,026	0.1	7,871	0.1	6,420	0.1
Total loans and leases	$17,026,588	100.0	$15,671,735	100.0	$13,900,025	100.0	$12,699,776	100.0	$12,028,696	100.0

Total residential loans were $4.2 billion at December 31, 2016, a net increase of $189.8 million from December 31, 2015, primarily the result of originations of $421.0 million during the year ended December 31, 2016, partially offset by loan payments.
Total consumer loans were $2.7 billion at December 31, 2016, a net decrease of $18.4 million from December 31, 2015, primarily the result of net paydowns in the equity line and loan products partially offset by originations of $686.7 million during the year ended December 31, 2016.
Total commercial loans were $5.0 billion at December 31, 2016, a net increase of $629.8 million from December 31, 2015. The growth in commercial loans is primarily related to new originations of $1.7 billion in commercial non-mortgage loans for the year ended December 31, 2016, partially offset by loan payments. Asset-based loans increased $53.1 million from December 31, 2015, reflective of $360.5 million in originations and line usage during the year ended December 31, 2016, partially offset by loan payments.
Total commercial real estate loans were $4.5 billion at December 31, 2016, a net increase of $519.2 million from December 31, 2015 as a result of originations of $1.2 billion during the year ended December 31, 2016, partially offset by loan payments.
Equipment financing loans and leases were $630.0 million at December 31, 2016, a net increase of $35.1 million from December 31, 2015, primarily the result of $242.6 million in originations during the year ended December 31, 2016, partially offset by loan payments.
The following table provides contractual maturity and interest-rate sensitivity information for loans and leases:

	At December 31, 2016
	Contractual Maturity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Residential	$1,539	$51,359	$4,201,784	$4,254,682
Consumer:
Home equity	3,392	150,547	2,255,954	2,409,893
Other consumer	5,382	253,349	15,876	274,607
Total consumer	8,774	403,896	2,271,830	2,684,500
Commercial:
Commercial non-mortgage	521,507	3,160,507	453,611	4,135,625
Asset-based	112,781	692,525	—	805,306
Total commercial	634,288	3,853,032	453,611	4,940,931
Commercial real estate:
Commercial real estate	356,040	1,732,195	2,049,049	4,137,284
Commercial construction	169,745	132,669	71,148	373,562
Total commercial real estate	525,785	1,864,864	2,120,197	4,510,846
Equipment financing	16,017	463,189	156,423	635,629
Total loans and leases	$1,186,403	$6,636,340	$9,203,845	$17,026,588

	Interest-Rate Sensitivity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Fixed rate	$223,797	$1,195,396	$3,886,846	$5,306,039
Variable rate	962,606	5,440,944	5,316,999	11,720,549
Total loans and leases	$1,186,403	$6,636,340	$9,203,845	$17,026,588

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2016	2015	2014	2013	2012
Non-performing loans and leases as a percentage of loans and leases	0.79%	0.89%	0.93%	1.28%	1.61%
Non-performing assets as a percentage of loans and leases plus OREO	0.81	0.92	0.98	1.34	1.64
Non-performing assets as a percentage of total assets	0.53	0.59	0.61	0.82	0.98
ALLL as a percentage of non-performing loans and leases	144.98	125.05	122.62	94.10	91.25
ALLL as a percentage of loans and leases	1.14	1.12	1.15	1.20	1.47
Net charge-offs as a percentage of average loans and leases	0.23	0.23	0.23	0.47	0.68
Ratio of ALLL to net charge-offs	5.25x	5.21x	5.21x	2.63x	2.28x
Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$47,201	1.12	$54,101	1.34	$64,022	1.83	$80,589	2.40	$94,854	2.89
Consumer:
Home equity	32,992	1.42	33,414	1.42	35,490	1.50	45,434	1.93	49,402	2.02
Liquidating - home equity	2,883	4.44	3,865	4.88	4,460	4.84	6,245	5.95	8,133	6.67
Other consumer	1,663	0.61	558	0.22	280	0.37	139	0.23	135	0.31
Total consumer	37,538	1.41	37,837	1.41	40,230	1.59	51,818	2.06	57,670	2.21
Commercial:
Commercial non-mortgage	38,550	0.93	27,086	0.76	6,436	0.21	10,933	0.40	17,538	0.73
Asset-based loans	—	—	—	—	—	—	—	—	—	—
Total commercial	38,550	0.78	27,086	0.63	6,436	0.17	10,933	0.33	17,538	0.60
Commercial real estate:
Commercial real estate	9,859	0.24	16,750	0.45	15,016	0.45	13,428	0.47	15,634	0.59
Commercial construction	662	0.18	3,461	1.15	3,659	1.55	4,235	2.06	5,092	3.58
Total commercial real estate	10,521	0.23	20,211	0.51	18,675	0.52	17,663	0.58	20,726	0.74
Equipment financing	225	0.04	706	0.12	518	0.10	1,141	0.25	3,325	0.80
Total non-performing loans and leases (3)	134,035	0.79	139,941	0.89	129,881	0.94	162,144	1.28	194,113	1.62
Deferred costs and unamortized premiums	(219)		128		267		303		351
Total	$133,816		$140,069		$130,148		$162,447		$194,464

Total non-performing loans and leases	$134,035		$139,941		$129,881		$162,144		$194,113
Foreclosed and repossessed assets:
Residential and consumer	3,911		5,029		3,517		4,930		2,659
Commercial	—		—		2,999		3,752		723
Total foreclosed and repossessed assets	3,911		5,029		6,516		8,682		3,382
Total non-performing assets	$137,946		$144,970		$136,397		$170,826		$197,495

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $75.7 million, $100.9 million, $76.9 million, $103.0 million and $115.6 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2016	2015
Beginning balance	$139,941	$129,881
Additions	109,002	136,863
Paydowns/draws	(64,057)	(84,219)
Charge-offs	(39,738)	(34,363)
Other reductions	(11,113)	(8,221)
Ending balance	$134,035	$139,941
Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, all TDR, and all loans that have had a partial charge-off are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either a new appraisal or other internal valuation methods. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due per Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified individual reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2016 and December 31, 2015 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2016, there were 1,635 impaired loans and leases with a recorded investment balance of $249.4 million, which included loans and leases of $152.6 million with an impairment allowance of $18.6 million, compared to 1,764 impaired loans and leases with a recorded investment balance of $279.2 million, which included loans and leases of $183.9 million, with an impairment allowance of $22.2 million at December 31, 2015.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans being resolved. Overall commercial impaired balances did not change, due to four credits entering impaired status offset by the resolution of four credits. The reduction of $3.6 million in impaired reserve balance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. The most common types of modifications include covenant modifications, forbearance, and/or other concessions. If the modification agreement is violated, the loan is reevaluated to determine if it should be handled by the Company’s Restructuring and Recovery group for resolution, which may result in foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDR and thus, impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.

The Company’s policy is to place each consumer loan TDR, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDR are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDR are reported as impaired. Generally, TDR are classified as impaired loans and reported as TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
The following tables provide information for TDR:

	Years ended December 31,
(In thousands)	2016	2015
Beginning balance	$272,690	$318,794
Additions	41,662	44,787
Paydowns/draws	(66,596)	(76,615)
Charge-offs	(18,588)	(11,785)
Transfers to OREO	(5,640)	(2,491)
Ending balance	$223,528	$272,690

	At December 31,
(In thousands)	2016	2015
Accrual status	$147,809	$171,784
Non-accrual status	75,719	100,906
Total recorded investment of TDR (1)	$223,528	$272,690

Accruing TDR performing under modified terms more than one year	57.1%	55.0%
Specific reserves for TDR included in the balance of ALLL	$14,583	$21,405
Additional funds committed to borrowers in TDR status	459	1,133

	At December 31,
	2016		2015		2014		2013		2012
(In thousands)	Amount	% (3)	Amount	% (3)	Amount	% (3)	Amount	% (3)	Amount	% (3)
Residential	$119,391	2.81	$134,448	3.31	$141,982	4.05	$142,413	4.24	$146,479	4.45
Consumer	45,673	1.70	48,425	1.79	50,249	1.97	52,092	2.05	54,675	2.08
Commercial (1)	58,464	0.58	89,817	1.01	126,563	1.61	146,428	2.15	201,488	3.30
Total recorded investment of TDR (2)	$223,528	1.31	$272,690	1.74	$318,794	2.29	$340,933	2.68	$402,642	3.35

(1)	Consists of commercial, commercial real estate and equipment financing loans and leases.

(2)	Excludes accrued interest receivable of $0.7 million, $1.1 million, $1.4 million, $1.0 million and $1.5 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Represents the balance of TDR as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$11,202	0.26	$15,032	0.37	$17,216	0.49	$18,285	0.55	$25,182	0.77
Consumer:
Home equity	13,484	0.58	12,225	0.52	14,757	0.62	18,290	0.78	24,344	0.99
Liquidating - home equity	1,094	1.68	1,036	1.31	1,658	1.80	1,806	1.72	3,588	2.94
Other consumer	3,715	1.35	2,000	0.80	1,110	1.47	636	1.05	516	1.18
Commercial:
Commercial non-mortgage	1,949	0.05	4,052	0.11	2,099	0.07	4,100	0.15	2,769	0.11
Commercial real estate:
Commercial real estate	8,173	0.20	2,250	0.06	2,714	0.08	4,897	0.17	14,710	0.56
Equipment financing	1,596	0.25	602	0.10	701	0.13	362	0.08	1,926	0.46
Loans and leases past due 30-89 days	41,213	0.24	37,197	0.24	40,255	0.29	48,376	0.38	73,035	0.61
Residential	—	—	2,029	0.05	2,039	0.06	781	0.02	686	0.02
Commercial non-mortgage	749	0.02	22	—	48	—	4,269	0.16	346	0.01
Commercial real estate	—	—	—	—	—	—	232	0.01	891	0.03
Loans and leases past due 90 days and accruing	749	—	2,051	0.01	2,087	0.02	5,282	0.04	1,923	0.02
Total loans and leases over 30 days past due and accruing income	41,962	0.25	39,248	0.25	42,342	0.30	53,658	0.42	74,958	0.62
Deferred costs and unamortized premiums	86		86		96		189		214
Total	$42,048		$39,334		$42,438		$53,847		$75,172

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

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
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of December 31, 2016.
Webster Bank’s methodology for assessing an appropriate level of the ALLL includes three key elements:

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

The ALLL reserve coverage increased to 1.14% at December 31, 2016 compared to 1.12% at December 31, 2015 and remains adequate to cover probable losses embedded in the portfolio.
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
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by the CFPB rules that went into effect on January 10, 2014.
The ALLL methodology for groups of loans collectively evaluated for impairment are comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP, which is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with the Company's annual review of ALLL assumptions, management has performed an analysis of the LEP for both commercial and consumer loans, using charge-off, servicing and behavioral data. The analysis confirmed a 24 month LEP for the home equity, business banking and commercial & industrial loan portfolios. The LEP for unsecured consumer portfolio is 12 months and the LEP for residential mortgages and commercial real estate portfolio are 30 months and 36 months, respectively. Another key ALLL assumption is the LBP, which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models continue to use an LBP that goes back to 2006, with the more recent 2010-2014 years weighted more heavily than the 2006-2009 prior years. The updates to the LEP estimate and the LBP estimate, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.
At December 31, 2016 the ALLL was $194.3 million compared to $175.0 million at December 31, 2015. The increase of $19.3 million in the reserve at December 31, 2016 compared to December 31, 2015 is primarily due to a combination of loan growth, portfolio mix and higher reserve coverage for the consumer and commercial portfolios. The ALLL as a percentage of the total loan and lease portfolio increased to 1.14% at December 31, 2016 from 1.12% at December 31, 2015. The ALLL as a percentage of total non-performing loans and leases increased to 144.98% at December 31, 2016 from 125.05% at December 31, 2015.

The following table provides an allocation of the ALLL by portfolio segment:

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$23,226	0.55	$25,876	0.64	$25,452	0.73	$23,027	0.69	$32,030	0.97
Consumer	45,233	1.68	42,052	1.56	43,518	1.71	41,951	1.65	56,995	2.17
Commercial	71,905	1.46	59,977	1.39	47,068	1.26	46,655	1.42	47,650	1.64
Commercial real estate	47,477	1.05	41,598	1.04	37,148	1.05	36,754	1.20	36,122	1.30
Equipment financing	6,479	1.02	5,487	0.91	6,078	1.13	4,186	0.91	4,332	1.03
Total ALLL	$194,320	1.14	$174,990	1.12	$159,264	1.15	$152,573	1.20	$177,129	1.47

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at December 31, 2016 decreased $2.7 million compared to December 31, 2015. The year-over-year decrease is primarily attributable to reduction in the impaired loan reserves.
The ALLL reserve allocated to the consumer portfolio at December 31, 2016 increased $3.2 million compared to December 31, 2015. The year-over-year increase is primarily attributable to growth in the unsecured portfolio.
The ALLL reserve allocated to the commercial portfolio at December 31, 2016 increased $11.9 million compared to December 31, 2015. The year-over-year increase is primarily attributable to a $624.9 million increase in loans during the year.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2016 increased $5.9 million compared to December 31, 2015. The year-over-year increase is primarily attributable to loan growth of more than $519.2 million.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2016 increased $1.0 million compared to December 31, 2015. The increase is attributed to loan growth of $35.1 million.

The following tables provide detail of activity in the ALLL:

	At or for the years ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Beginning balance	$174,990	$159,264	$152,573	$177,129	$233,487
Provision	56,350	49,300	37,250	33,500	21,500
Charge-offs:
Residential	(4,636)	(6,508)	(6,214)	(11,592)	(12,927)
Consumer	(20,669)	(17,679)	(20,712)	(29,037)	(43,920)
Commercial	(18,360)	(11,522)	(13,668)	(19,126)	(35,793)
Commercial real estate	(2,682)	(7,578)	(3,237)	(15,425)	(9,894)
Equipment financing	(565)	(273)	(595)	(279)	(1,668)
Total charge-offs	(46,912)	(43,560)	(44,426)	(75,459)	(104,202)
Recoveries:
Residential	1,756	875	1,324	1,402	803
Consumer	5,343	4,366	5,055	6,185	7,040
Commercial	1,626	2,738	4,369	5,123	6,817
Commercial real estate	631	647	885	1,648	2,210
Equipment financing	536	1,360	2,234	3,045	9,474
Total recoveries	9,892	9,986	13,867	17,403	26,344
Net charge-offs
Residential	(2,880)	(5,633)	(4,890)	(10,190)	(12,124)
Consumer	(15,326)	(13,313)	(15,657)	(22,852)	(36,880)
Commercial	(16,734)	(8,784)	(9,299)	(14,003)	(28,976)
Commercial real estate	(2,051)	(6,931)	(2,352)	(13,777)	(7,684)
Equipment financing	(29)	1,087	1,639	2,766	7,806
Net charge-offs	(37,020)	(33,574)	(30,559)	(58,056)	(77,858)
Ending balance	$194,320	$174,990	$159,264	$152,573	$177,129
Net charge-offs for the years ended December 31, 2016 and 2015 were $37.0 million and $33.6 million, respectively. Net charge-offs increased by $3.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in net charge-off activity reflects higher levels of losses, offset somewhat by lower levels of recoveries, coupled with increased loan balances for the year ended December 31, 2016.
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Years ended December 31,
	2016	2015	2014	2013	2012
Residential	0.07%	0.15%	0.14%	0.31%	0.37%
Consumer	0.56	0.51	0.61	0.89	1.37
Commercial	0.36	0.22	0.26	0.46	1.12
Commercial real estate	0.05	0.18	0.07	0.48	0.30
Equipment financing	—	(0.20)	(0.34)	(0.67)	(1.84)
Total net charge-offs to total average loans and leases	0.23%	0.23%	0.23%	0.47%	0.68%
Reserve for Unfunded Credit Commitments
A reserve for unfunded credit commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. Reserve calculation factors are consistent with the ALLL methodology for funded loans using the loss given default, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades.
The following tables provide detail of activity in the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Beginning balance	$2,119	$5,151	$4,384	$5,662	$5,449
Provision (benefit) (1)	168	(3,032)	767	(1,278)	213
Ending balance	$2,287	$2,119	$5,151	$4,384	$5,662

(1)	See Note 20: Commitments and Contingencies for information regarding a change in the draw down factor estimation for 2015.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $143.9 million at December 31, 2016 and $137.6 million at December 31, 2015 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $5.0 million in dividends from the FHLB during 2016.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. A FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both December 31, 2016 and December 31, 2015, Webster Bank held $50.7 million of FRB of Boston capital stock. Beginning in 2016, the semi-annual dividend payment from the FRBs is calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend. Webster Bank received $1.1 million in dividends from the FRB of Boston during 2016.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use; direct deposit; ACH payments; combined statements; mobile banking services; internet-based banking; bank by mail; as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout 175 banking centers within its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total average deposits increased $1.4 billion, or 8.0%, in 2016 compared to 2015 and increased $2.2 billion, or 14.2%, in 2015 compared to 2014. The increase was driven by the overall growth in accounts, which a significant component was due to the acquired JPMorgan Chase health savings accounts. Additionally, there has been steady growth in deposits, most significantly for health savings accounts and non-interest bearing classifications, partially offset by declining money market and time deposits.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$3,853,700		$3,564,751		$3,216,777
Interest-bearing:
Checking	2,422,862	0.07%	2,245,015	0.06%	2,054,318	0.05%
Health savings accounts	4,150,733	0.23	3,561,900	0.24	1,738,368	0.30
Money market	2,279,301	0.36	2,076,770	0.23	2,171,469	0.19
Savings	4,219,681	0.19	3,962,364	0.18	3,899,548	0.19
Time deposits	2,027,029	1.11	2,138,778	1.15	2,280,668	1.16
Total interest-bearing	15,099,606	0.33	13,984,827	0.33	12,144,371	0.36
Total average deposits	$18,953,306	0.26%	$17,549,578	0.26%	$15,361,148	0.29%
Total deposits were $19.3 billion, $18.0 billion, and $15.7 billion at December 31, 2016, 2015, and 2014, respectively, with time deposits that meet or exceed the FDIC limit, presently $250 thousand, representing approximately 5.2%, 5.6%, and 6.6%, respectively, of total deposits.
For additional information, see Note 9: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The following table presents time deposits with a denomination of $100 thousand or more at December 31, 2016 by maturity periods:

(In thousands)
Due within 3 months	$117,078
Due after 3 months and within 6 months	182,921
Due after 6 months and within 12 months	288,981
Due after 12 months	419,603
Time deposits with a denomination of $100 thousand or more	$1,008,583
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At December 31, 2016 and December 31, 2015, FHLB advances totaled $2.8 billion and $2.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $1.2 billion for both December 31, 2016 and December 31, 2015, respectively. Webster Bank also had additional borrowing capacity from the FRB of $0.6 billion at December 31, 2016 and $0.7 billion December 31, 2015. In addition, unpledged securities of $4.2 billion at December 31, 2016 could have been used to increase borrowing capacity by $3.7 billion with the FHLB, and $3.6 billion with the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $4.0 billion, $4.0 billion and $4.3 billion, and represented 15.4%, 16.4% and 19.3% of total assets at December 31, 2016, 2015 and 2014, respectively. For additional information, see Note 10: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$2,413,309	1.20%	$2,084,496	1.10%	$2,038,749	0.83%
Securities sold under agreements to repurchase	744,957	1.82	842,207	1.93	966,304	1.93
Federal funds	202,901	0.46	302,756	0.21	387,004	0.20
Long-term debt	225,607	4.42	226,292	4.27	252,368	3.98
Total average borrowings	$3,586,774	1.49%	$3,455,751	1.43%	$3,644,425	1.27%
Total average borrowings increased $131.0 million, or 3.8%, in 2016 compared to 2015 and decreased $188.7 million, or 5.2%, in 2015 compared to 2014. The increase in 2016 compared to 2015 was primarily due to an increase in FHLB borrowings. The decrease in 2015 compared to 2014 was primarily due to lower borrowings of securities sold under agreements to repurchase and Federal funds. Average borrowings represented 14.2%, 14.7%, and 17.0% of average total assets for December 31, 2016, 2015, and 2014, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$340,526	0.16%	$334,400	0.15%	$409,756	0.15%
Average during year	321,460	0.16	325,015	0.15	374,935	0.16
Highest month-end balance during year	365,361	—	409,756	—	459,259	—
Federal funds purchased:
At end of year	209,000	0.60	317,000	0.39	291,000	0.17
Average during year	202,893	0.46	302,756	0.21	387,004	0.20
Highest month-end balance during year	294,000	—	479,000	—	457,000	—

The following table summarizes contractual obligations to make future payments as of December 31, 2016:

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$—	$—	$150,000	$150,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	2,130,500	328,026	225,000	159,370	2,842,896
Securities sold under agreements to repurchase	440,526	300,000	—	—	740,526
Fed funds purchased	209,000	—	—	—	209,000
Deposits with stated maturity dates	846,160	892,762	285,775	111	2,024,808
Operating leases	28,713	52,690	45,760	88,211	215,374
Purchase obligations	49,823	74,264	27,476	—	151,563
Total contractual obligations	$3,704,722	$1,647,742	$584,011	$475,012	$6,411,487

(1)	Amounts for borrowings do not include interest. Amounts for leases are reflected as specified in the underlying contracts.
The Company also has the following obligations which have been excluded from the above table:

•	unfunded commitments remaining for particular investments in private equity funds of $7.7 million, for which neither the payment timing, nor eventual obligation is certain;

•
credit related financial instruments with contractual amounts totaling $5.4 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and

•	liabilities for UTPs totaling $5.6 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
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
Holding Company Liquidity. Webster’s primary source of liquidity at the Holding Company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1. At December 31, 2016, there was $313.9 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $145.0 million in dividends to the Holding Company during the year ended December 31, 2016.
The Company has a common stock repurchase program authorized by the Board of Directors, with $15.5 million of remaining repurchase authority at December 31, 2016. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2016, a total of 638,964 shares of common stock were repurchased at a cost of approximately $22.9 million, of which 350,000 shares were purchased under the common stock repurchase program at a cost of approximately$11.2 million, and 288,964 shares were purchased related to stock compensation plan activity at a cost of approximately $11.7 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 88.2% and 87.3% at December 31, 2016 and December 31, 2015, respectively.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2016. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2016, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well capitalized institution. See Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2016, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or "equity at risk" limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the historic lows in short-term interest rates at December 31, 2016 and 2015, the declining interest rate scenarios for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
Webster's earnings at risk model incorporates NII and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees, and derivative mark-to-market adjustments.
Four main tools are used for managing interest rate risk:

•	the size and duration of the investment portfolio;

•	the size and duration of the wholesale funding portfolio;

•	off-balance sheet interest rate contracts; and

•	the pricing and structure of loans and deposits.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting December 31, 2016 and December 31, 2015, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2016	N/A	N/A	2.4%	4.7%
December 31, 2015	N/A	N/A	1.6%	3.2%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2016 and December 31, 2015, might have on Webster’s PPNR for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2016	N/A	N/A	2.9%	6.3%
December 31, 2015	N/A	N/A	1.9%	4.0%

Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2015 assumed a Fed Funds rate of 0.50%, while the flat rate scenario as of December 31, 2016 assumed a Fed Funds rate of 0.75%. Asset sensitivity for both NII and PPNR on December 31, 2016 was higher as compared to December 31, 2015, due to increased health savings accounts and demand deposit balances. Since the Fed Funds rate was at 0.75% on December 31, 2016, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting December 31, 2016 and December 31, 2015:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2016	N/A	N/A	1.2%	2.3%	(3.8)%	(1.6)%	1.3%	2.3%
December 31, 2015	N/A	N/A	0.2%	0.8%	(4.2)%	(1.8)%	1.5%	2.7%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2016 and December 31, 2015:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2016	N/A	N/A	1.4%	2.7%	(5.6)%	(2.1)%	1.7%	3.7%
December 31, 2015	N/A	N/A	(0.5)%	(0.3)%	(6.9)%	(3.0)%	2.7%	5.0%
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
Sensitivity to increases in the long end of the yield curve was more positive than December 31, 2015 in both NII and PPNR due to higher market interest rates and the resulting decreased forecast prepayment speeds in the residential loan and investment portfolios. Sensitivity to decreases in the long end of the yield curve was less negative than at December 31, 2015 in both NII and PPNR due to decreased forecasted prepayment speeds in the residential loan and investment portfolios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2016 and December 31, 2015 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2016
Assets	$26,072,529	$25,527,648	N/A	$(633,934)
Liabilities	23,545,517	22,650,967	N/A	(555,854)
Net	$2,527,012	$2,876,681	N/A	$(78,080)
Net change as % base net economic value				(2.7)%

At December 31, 2015
Assets	$24,641,118	$24,407,172	N/A	$(490,190)
Liabilities	22,227,158	21,484,973	N/A	(553,740)
Net	$2,413,960	$2,922,199	N/A	$63,550
Net change as % base net economic value				2.2%

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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no or minimal changes (positive or negative) in estimated economic value for a small change in interest rates, however, larger rate movements typically result in a measurable level of price sensitivity. Webster's duration gap was negative 0.4 years at December 31, 2016 when measured using 50 basis point changes in rates. At December 31, 2015, the duration gap was a negative 1.0 year. During 2016 changes in long term market rates impacted forecast prepayment speeds in the residential loan and investment portfolios resulting in an extension of asset duration. Rising market rate shortened the duration of liabilities but the shortening was partially offset due to the growth of health savings accounts and demand deposits. Combining the two effects resulted in the narrowing of the duration gap in 2016. An increase of 100 basis points would result in a slightly positive duration gap. A positive duration gap implies that liabilities are shorter than assets and, therefore, they have less price sensitivity than assets and will reset their interest rates faster than assets for a small change in interest rates leading to a decrease in net economic value when rates rise.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2016 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webster Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Webster Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
March 1, 2017

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2016	2015
Assets:
Cash and due from banks	$190,663	$199,693
Interest-bearing deposits	29,461	155,907
Securities available-for-sale, at fair value	2,991,091	2,984,631
Securities held-to-maturity (fair value of $4,125,125 and $3,961,534)	4,160,658	3,923,052
Federal Home Loan Bank and Federal Reserve Bank stock	194,646	188,347
Loans held for sale (valued under fair value option $60,260 and $0)	67,577	37,091
Loans and leases	17,026,588	15,671,735
Allowance for loan and lease losses	(194,320)	(174,990)
Loans and leases, net	16,832,268	15,496,745
Deferred tax assets, net	84,391	101,578
Premises and equipment, net	137,413	129,426
Goodwill	538,373	538,373
Other intangible assets, net	33,674	39,326
Cash surrender value of life insurance policies	517,852	503,093
Accrued interest receivable and other assets	294,462	343,856
Total assets	$26,072,529	$24,641,118
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,021,061	$3,713,063
Interest-bearing	15,282,796	14,239,715
Total deposits	19,303,857	17,952,778
Securities sold under agreements to repurchase and other borrowings	949,526	1,151,400
Federal Home Loan Bank advances	2,842,908	2,664,139
Long-term debt	225,514	225,260
Accrued expenses and other liabilities	223,712	233,581
Total liabilities	23,545,517	22,227,158
Shareholders’ equity:
Preferred stock, $.01 par value: Authorized - 3,000,000 shares;
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value: Authorized - 200,000,000 shares;
Issued (93,651,601 shares)	937	937
Paid-in capital	1,125,937	1,124,325
Retained earnings	1,425,320	1,315,948
Treasury stock, at cost (1,899,502 and 2,090,409 shares)	(70,899)	(71,854)
Accumulated other comprehensive loss, net of tax	(76,993)	(78,106)
Total shareholders' equity	2,527,012	2,413,960
Total liabilities and shareholders' equity	$26,072,529	$24,641,118
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2016	2015	2014
Interest Income:
Interest and fees on loans and leases	$621,028	$552,441	$511,612
Taxable interest and dividends on securities	180,346	190,061	189,408
Non-taxable interest on securities	19,090	15,948	17,064
Loans held for sale	1,449	1,590	857
Total interest income	821,913	760,040	718,941
Interest Expense:
Deposits	49,858	46,031	44,162
Securities sold under agreements to repurchase and other borrowings	14,528	16,861	19,388
Federal Home Loan Bank advances	29,033	22,858	16,909
Long-term debt	9,981	9,665	10,041
Total interest expense	103,400	95,415	90,500
Net interest income	718,513	664,625	628,441
Provision for loan and lease losses	56,350	49,300	37,250
Net interest income after provision for loan and lease losses	662,163	615,325	591,191
Non-interest Income:
Deposit service fees	140,685	135,057	103,431
Loan and lease related fees	30,113	25,594	23,212
Wealth and investment services	28,962	32,486	34,946
Mortgage banking activities	11,103	7,795	4,070
Increase in cash surrender value of life insurance policies	14,759	13,020	13,178
Gain on sale of investment securities, net	414	609	5,499
Impairment loss on securities recognized in earnings	(149)	(110)	(1,145)
Other income	38,591	23,326	18,917
Total non-interest income	264,478	237,777	202,108
Non-interest Expense:
Compensation and benefits	331,726	297,517	270,151
Occupancy	60,294	48,836	47,325
Technology and equipment	79,882	80,813	61,993
Intangible assets amortization	5,652	6,340	2,685
Marketing	19,703	16,053	15,379
Professional and outside services	14,801	11,156	8,296
Deposit insurance	26,006	24,042	22,670
Other expense	85,127	70,584	73,101
Total non-interest expense	623,191	555,341	501,600
Income before income tax expense	303,450	297,761	291,699
Income tax expense	96,323	93,032	91,973
Net income	207,127	204,729	199,726
Preferred stock dividends and other	(8,704)	(9,368)	(11,230)
Earnings applicable to common shareholders	$198,423	$195,361	$188,496

Earnings per common share:
Basic	$2.17	$2.15	$2.10
Diluted	2.16	2.13	2.08
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2016	2015	2014
Net income	$207,127	$204,729	$199,726
Other comprehensive income (loss), net of tax:
Total available-for-sale and transferred securities	(9,069)	(22,828)	19,038
Total derivative instruments	5,912	2,550	(7,324)
Total defined benefit pension and postretirement benefit plans	4,270	(1,567)	(19,426)
Other comprehensive income (loss), net of tax	1,113	(21,845)	(7,712)
Comprehensive income	$208,240	$182,884	$192,014
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2013	$151,649	$934	$1,125,584	$1,080,648	$(100,918)	$(48,549)	$2,209,348
Net income	—	—	—	199,726	—	—	199,726
Other comprehensive loss, net of tax	—	—	—	—	—	(7,712)	(7,712)
Dividends and dividend equivalents declared on common stock $0.75 per share	—	—	57	(67,747)	—	—	(67,690)
Dividends on Series A preferred stock $85.00 per share	—	—	—	(2,460)	—	—	(2,460)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	2	433	—	—	—	435
Stock-based compensation, net of tax impact	—	—	3,223	180	6,710	—	10,113
Exercise of stock options	—	—	(1,760)	—	3,981	—	2,221
Shares acquired related to employee share-based compensation plans	—	—	—	—	(2,326)	—	(2,326)
Common stock repurchased	—	—	—	—	(10,741)	—	(10,741)
Common stock warrants repurchased	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014	151,649	936	1,127,534	1,202,251	(103,294)	(56,261)	2,322,815
Net income	—	—	—	204,729	—	—	204,729
Other comprehensive loss, net of tax	—	—	—	—	—	(21,845)	(21,845)
Dividends and dividend equivalents declared on common stock $0.89 per share	—	—	119	(81,316)	—	—	(81,197)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	1	(1)	—	—	—	—
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,906	(1,005)	11,046	—	12,947
Exercise of stock options	—	—	(2,781)	—	5,841	—	3,060
Shares acquired related to employee share-based compensation plans	—	—	—	—	(5,251)	—	(5,251)
Common stock repurchased	—	—	—	—	(12,564)	—	(12,564)
Common stock warrants repurchased	—	—	(23)	—	—	—	(23)
Balance at December 31, 2015	122,710	937	1,124,325	1,315,948	(71,854)	(78,106)	2,413,960
Net income	—	—	—	207,127	—	—	207,127
Other comprehensive income, net of tax	—	—	—	—	—	1,113	1,113
Dividends and dividend equivalents declared on common stock $0.98 per share	—	—	149	(90,062)	—	—	(89,913)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Stock-based compensation, net of tax impact	—	—	2,976	403	10,713	—	14,092
Exercise of stock options	—	—	(1,350)	—	13,112	—	11,762
Shares acquired related to employee share-based compensation plans	—	—	—	—	(11,664)	—	(11,664)
Common stock repurchased	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2016	2015	2014
Operating Activities:
Net income	$207,127	$204,729	$199,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	56,350	49,300	37,250
Deferred tax expense (benefit)	17,700	(15,513)	(5,154)
Depreciation and amortization	36,449	34,678	30,585
Amortization of earning assets and funding premium/discount, net	57,331	54,555	50,758
Stock-based compensation	11,438	10,935	10,223
Gain on sale, net of write-down, on foreclosed and repossessed assets	(976)	(311)	(1,297)
Loss (gain) on sale, net of write-down, on premises and equipment	397	(244)	(292)
Impairment loss on securities recognized in earnings	149	110	1,145
Gain on the sale of investment securities, net	(414)	(609)	(5,499)
Increase in cash surrender value of life insurance policies	(14,759)	(13,020)	(13,178)
Gain from life insurance policies	—	(220)	(2,229)
Mortgage banking activities	(11,103)	(7,795)	(4,070)
Proceeds from sale of loans held for sale	438,925	452,590	287,132
Originations of loans held for sale	(452,886)	(449,048)	(296,996)
Net decrease (increase) in derivative contract assets net of liabilities	27,929	(6,489)	(49,158)
Gain on redemption of other assets	(7,331)	—	—
Net decrease (increase) in accrued interest receivable and other assets	50,737	(44,334)	(2,552)
Net (decrease) increase in accrued expenses and other liabilities	(18,918)	33,478	6,601
Net cash provided by operating activities	398,145	302,792	242,995
Investing Activities:
Net decrease (increase) in interest-bearing deposits	126,446	(23,212)	(109,021)
Purchases of available-for-sale securities	(980,870)	(903,240)	(217,920)
Proceeds from maturities and principal payments of available-for-sale securities	672,965	558,301	416,821
Proceeds from sales of available-for-sale securities	259,283	123,270	98,402
Purchases of held-to-maturity securities	(1,066,156)	(761,033)	(1,113,958)
Proceeds from maturities and principal payments of held-to-maturity securities	795,953	681,124	575,009
Net (purchase) proceeds of Federal Home Loan Bank stock	(6,299)	4,943	(34,412)
Alternative investments (capital call) return of capital, net	(381)	458	(115)
Net increase in loans	(1,440,141)	(1,813,811)	(1,269,290)
Proceeds from loans not originated for sale	34,170	33,644	—
Purchase of life insurance policies	—	(50,000)	—
Proceeds from life insurance policies	—	3,912	2,178
Proceeds from the sale of foreclosed properties and repossessed assets	9,205	10,511	8,995
Proceeds from the sale of premises and equipment	1,550	650	3,565
Additions to premises and equipment	(40,731)	(36,115)	(30,039)
Acquisition of business, net cash acquired	—	1,396,414	—
Net cash used for investing activities	(1,635,006)	(774,184)	(1,669,785)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2016	2015	2014
Financing Activities:
Net increase in deposits	1,351,609	853,921	797,244
Contingent consideration	5,000	—	—
Proceeds from Federal Home Loan Bank advances	19,630,000	13,505,000	10,372,226
Repayments of Federal Home Loan Bank advances	(19,451,219)	(13,700,279)	(9,565,192)
Net decrease in securities sold under agreements to repurchase and other borrowings	(201,874)	(99,356)	(80,906)
Issuance of long-term debt	—	—	150,000
Repayment of long-term debt	—	—	(150,000)
Debt issuance costs	—	—	(1,349)
Dividends paid to common shareholders	(89,522)	(80,964)	(67,431)
Dividends paid to preferred shareholders	(8,096)	(8,711)	(10,556)
Exercise of stock options	11,762	3,060	2,221
Excess tax benefits from stock-based compensation	3,204	2,338	1,161
Common stock issued	—	—	435
Common stock repurchased	(11,206)	(12,564)	(10,741)
Shares acquired related to employee share-based compensation plans	(11,664)	(5,251)	(2,326)
Common stock warrants repurchased	(163)	(23)	(3)
Net cash provided by financing activities	1,227,831	457,171	1,434,783
Net (decrease) increase in cash and due from banks	(9,030)	(14,221)	7,993
Cash and due from banks at beginning of period	199,693	213,914	205,921
Cash and due from banks at end of period	$190,663	$199,693	$213,914

Supplemental disclosure of cash flow information:
Interest paid	$102,438	$95,428	$89,942
Income taxes paid	80,143	106,991	102,973
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$6,769	$8,714	$5,532
Transfer of loans from portfolio to loans held for sale	39,383	585	—
Deposits assumed in business acquisition	—	1,446,899	—
Preferred stock conversion	—	28,939	—
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At December 31, 2016, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
Webster delivers financial services to individuals, families, and businesses primarily within its regional footprint from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, mobile banking and its internet website (www.websterbank.com or www.wbst.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits.
Basis of Presentation
The Consolidated Financial Statements and the accompanying Notes thereto include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation. Webster's accounting and financial reporting policies conform, in all material respects, to GAAP and to general practices within the financial services industry.
Assets that the Company holds or manages in a fiduciary or agency capacity for customers, typically referred to as assets under administration or assets under management are not included in the accompanying Consolidated Balance Sheets since those assets are not Webster's, and the Company is not the primary beneficiary.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on net income, comprehensive income, total assets, total liabilities, total shareholders' equity, net cash provided by operating activities, and net cash used for investing activities.
Correction of Immaterial Errors Related to Prior Periods
Cash Collateral Associated with Derivative Instruments.
During the three months ended March 31, 2016, the Company identified an error relating to the accounting for cash collateral associated with derivative instruments. Based on requirements of ASC Topic 305, "Cash and Cash Equivalents," the Company determined the cash collateral was incorrectly classified as cash and due from banks. In accordance with the requirements of ASC Topic 815, "Derivatives and Hedging," the variation margin of cash collateral, pertaining to derivatives reported on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty, are offset against the net derivative position on the Company's Consolidated Balance Sheets. The cash collateral, relating to the initial margin, is included within accrued interest receivable and other assets on the Company's Consolidated Balance Sheets.
The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and ASC Topic 250, "Accounting Changes and Error Corrections," and determined that the error was immaterial to previously reported amounts contained in the Company's annual and quarterly reports.
HSA Bank segment fee accruals and certain expenses.
During the three months ended June 30, 2016, the Company identified immaterial errors, impacting the quarter ended March 31, 2015 through the quarter ended March 31, 2016, relating to the reporting of certain fee accruals and certain expenses within the Company's HSA Bank segment. The Company determined that such fee and expense accruals were not accurately reported. As a result, deposit service fees were overstated and technology and equipment expense was understated.
The Company reviewed the impact of the errors on prior periods in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality and ASC Topic 250, "Accounting Changes and Error Corrections," and determined that the errors, individually and in the aggregate, were immaterial to all prior periods impacted. While the errors were immaterial, the Company has elected to correct the previously reported amounts. The errors had no effect on individual customer's accounts.

The effects of correcting the immaterial errors in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows are summarized in the following tables:

	December 31, 2015
(In thousands)	As Reported	As Revised
Consolidated Balance Sheets
Cash and due from banks	$251,258	$199,693
Accrued interest receivable and other assets (1)	328,993	343,856
Accrued expenses and other liabilities	267,576	233,581
Retained earnings	1,317,559	1,315,948

(1)
The amount recorded as revised includes the impact of a $1.1 million reclassification of debt issuance cost from accrued interest receivable and other assets into long-term debt. The reclassification was made in accordance with the Company's adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, and is not considered part of the error correction.

	Year ended December 31, 2015
(In thousands, except per share data)	As Reported	As Revised
Consolidated Statements of Income
Deposit service fees	$136,578	$135,057
Other income	23,573	23,326
Technology and equipment	80,026	80,813
Income tax expense	93,976	93,032
Net income	206,340	204,729
Earnings per common share:
Basic	$2.17	$2.15
Diluted	2.15	2.13

HSA Segment:
Net income	$39,173	$37,443

	December 31, 2015		December 31, 2014
(In thousands)	As Reported	As Revised	As Reported	As Revised
Consolidated Statements of Cash Flows
Net (increase) in accrued interest receivable and other assets (1)	$(49,899)	$(44,334)	$(24,502)	$(2,552)
Net increase in accrued expenses and other liabilities (1)	35,336	33,478	9,213	6,601

(1)
An additional line item, net decrease (increase) in derivative contract assets net of liabilities, was added to the Consolidated Statements of Cash Flows to detail the net change in derivative balances subject to offsetting. The update removed $6.5 million and $49.2 million in net increases in derivative contract assets net of liabilities from the net (increase) in accrued interest receivable and other assets and net increase in accrued expenses and other liabilities line items for the years ended December 31, 2015 and December 31, 2014 respectively.

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
See Note 3: Variable Interest Entities for further information.

Use of Estimates
The preparation of financial statements in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements as well as income and expense during the period. The allowance for loan and lease losses, the fair value measurements for valuation of investments and other financial instruments, evaluation of investments for OTTI, valuation of goodwill and other intangible assets, and assessing the realizability of deferred tax assets and the measurement of uncertain tax position, as well as the status of contingencies, are particularly subject to change. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents have a maturity of three months or less.
Cash and due from banks. Cash equivalents, including cash on hand, certain cash due from banks, and deposits at the FRB of Boston, are referenced as cash and due from banks in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Interest-bearing deposits. Cash equivalents, primarily representing deposits at the FRB of Boston in excess of reserve requirements, and federal funds sold, which essentially represent uncollateralized loans to other financial institutions, are referenced as interest-bearing deposits in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The Company regularly evaluates the credit risk associated with those financial institutions to assess that Webster is not exposed to any significant credit risk on cash equivalents.
Investment Securities
Investment securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any subsequent change to classification is reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income according to a constant yield methodology, with consideration given to prepayment assumptions on mortgage backed securities. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of OCI/OCL. Securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the time of transfer, and the respective gain or loss is recorded as a separate component of OCI/OCL and amortized as an adjustment to interest income over the remaining life of the security.
All securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position are evaluated for OTTI on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, and the amount of the unrealized loss. If the Company intends to sell the security or it is more than likely the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value, and the loss is recognized in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the unrealized loss is recorded as an impairment charge to a debt security and recognized as a loss. The remaining loss component would be recorded to AOCL in the accompanying Consolidated Balance Sheets. The entire amount of an unrealized loss position of an equity security that is considered OTTI is recorded as an impairment loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities. See Note 2: Investment Securities for further information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of the FHLB of Boston and FRB of Boston. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Membership stock is not reviewed for impairment unless economic circumstances warrant special review.
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
Gains or losses on the sale of loans held for sale are recorded as non-interest income. Cash flows from sale of loans made by the Company that were acquired specifically for resale are presented as operating cash flows. All other cash flows from sale of loans are presented as investing cash flows. See Note 5: Transfers of Financial Assets for further information.
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
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. See Note 5: Transfers of Financial Assets for further information.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unamortized premiums and discounts, and deferred loan and lease fees/costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans and leases adjusted for prepayments when applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Cash flows from loans and leases are presented as investing cash flows.
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
When loans and leases are placed on non-accrual status, the accrual of interest is discontinued, and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan or lease is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans and leases, any payment received on a non-accrual loan or lease is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be repaid on residential real estate and consumer loans, interest payments may be taken into income as received on a cash basis. Except for loans discharged under Chapter 7 of the U.S. bankruptcy code, loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a Chapter 7 discharged bankruptcy loan is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, the loan is a closed-end amortizing loan, it is fully collateralized, and post-discharge the loan had at least six consecutive months of current payments. See Note 4: Loans and Leases for further information.

Allowance for Loan and Lease Losses
The ALLL is a reserve established through a provision for loan and lease losses charged to expense and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in losses, current portfolio quality, and present economic, political, and regulatory conditions. Portions of the allowance may be allocated for specific loans and leases; however, the entire allowance is available for any loan or lease that is charged off. A charge-off is recorded on a case-by-case basis when all or a portion of the loan or lease is deemed to be uncollectible. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity, and the view of the regulatory authorities regarding loan classifications.
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
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential, consumer loans and small business loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all TDR are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy, and the likelihood of collecting scheduled principal and interest payments. Consumer modified loans are analyzed for re-default probability, which is considered when determining if a specific valuation allowance is to be established. The current or weighted-average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate, for determining net present value of the loan evaluated for impairment, when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. See Note 4: Loans and Leases for further information.
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for funded loans using the loss given default, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 20: Commitments and Contingencies for further information.
Troubled Debt Restructurings
A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDR, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.
The Company’s policy is to place consumer loan TDR, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDR are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDR are reported as impaired. Generally, TDR are classified as impaired loans and reported as TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. The Company’s loan and lease portfolio includes loans that have been restructured into an A-Note/B-Note structure as a result of evaluating the cash flow of the borrowers to support repayment. Following these restructurings, Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. See Note 4: Loans and Leases for further information.
Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are carried at the lower of cost or market value less estimated selling costs and are included within other assets in the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Within 90 days of a loan being foreclosed upon, the excess of loan balance over fair value less cost to sell is charged off against the ALLL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense in the accompanying Consolidated Statements of Income.
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
Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company utilizes an equally weighted combined income and market approach to arrive at an indicated fair value range for the reporting unit. In Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill, to ascertain if a goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense. See Note 7: Goodwill and Other Intangible Assets for further information.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Core deposit intangible assets resulting from the health savings account acquisition are amortized on an accelerated basis over their estimated useful lives. Core deposit intangible assets existing prior to the health savings account acquisition continue to be amortized on a straight line basis over their remaining estimated useful lives. Intangible assets relating to customer relationships are amortized on a straight line basis over their estimated useful lives. See Note 7: Goodwill and Other Intangible Assets for further information.

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
Income Taxes
Income tax expense, or benefit, is comprised of two components, current and deferred. The current component reflects taxes payable or refundable for a current period based on applicable tax laws, and the deferred component represents the tax effects of temporary differences between amounts recognized for financial accounting and tax purposes. Deferred tax assets and liabilities reflect the tax effects of such differences that are anticipated to result in taxable or deductible amounts in the future, when the temporary differences reverse. DTAs are recognized if it is more likely than not they will be realized, and may be reduced by a valuation allowance if it is more likely than not that all or some portion will not be realized.
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

Earnings Per Common Share
Earnings per common share is computed under the two-class method. Basic earnings per common share is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding non-participating securities. Certain non-vested restricted stock awards are participating securities as they have non-forfeitable rights to dividends or dividend equivalents. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 14: Earnings Per Common Share.
Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Comprehensive income consists of net income, and the after-tax effect of the following items; changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statements of Shareholders' Equity, Consolidated Statements of Comprehensive Income, and Note 12: Accumulated Other Comprehensive Loss, Net of Tax.
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
The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of AOCL and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in non-interest income.
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

Counterparty Credit Risk. The Company's exposures with the majority of its approved financial institution counterparties are cash collateralized. In accordance with Webster policies, institutional counterparties must be fully underwritten and approved through the Company’s credit approval process. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each of the counterparties. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. See Note 15: Derivative Financial Instruments for further information.
Offsetting Assets and Liabilities
The Company presents derivative receivables and derivative payables with the same counterparty and the related variation margin of cash collateral receivables and payables on a net basis on the Consolidated Balance Sheets when a legally enforceable master netting agreement exists. The cash collateral, relating to the initial margin, is included within accrued interest receivable and other assets in the Consolidated Balance Sheets.
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale securities and loans held for sale where the Company has elected the fair value option. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment. Examples of these include impaired loans and leases, mortgage servicing assets, long-lived assets, goodwill, and loans not originated for sale but subsequently transferred to held for sale, which are accounted for at the lower of cost or fair value. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 16: Fair Value Measurements.
Employee Retirement Benefit Plan
Webster Bank maintains a noncontributory defined benefit pension plan covering all employees that were participants on or before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. A supplemental retirement plan is also maintained for select executive level employees that were participants on or before December 31, 2007. Webster Bank also provides postretirement healthcare benefits to certain retired employees.
In December 2016, the Company elected to change the approach to estimating service and interest components of net periodic pension cost for the retirement benefit plans. Starting in January 2017, a full yield curve approach will be utilized to measure the benefit obligation. The Company changed to the new estimate method to improve the correlation between projected benefit cash flows and the corresponding yield spot rates and to provide a more precise measurement of service and interest costs.
Historically the Company estimated service and interest costs utilizing a single-weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The new method measures service and interest costs separately using the full yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit obligation.
The change in method is not anticipated to have a material impact on the Company's financial statements.
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
Marketing Costs
Marketing costs are expensed as incurred over the projected benefit period.

Recently Adopted Accounting Standards Updates
Effective January 1, 2016, the following new accounting guidance was adopted by the Company:

•	ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern;

•	ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis;

•	ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs;

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
ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
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
ASU No. 2016-02, Leases (Topic 842).
The Update introduces a lessee model that brings most leases on the balance sheet. The Update also aligns certain of the underlying principles of the new lessor model with those in ASC Topic 606 "Revenue from Contracts with Customers," the FASB’s new revenue recognition standard (e.g., evaluating how collectability should be considered and determining when profit can be recognized).
Furthermore, the Update addresses other concerns including the elimination of the required use of bright-line tests for determining lease classification. Lessors are required to provide additional transparency into the exposure to the changes in value of their residual assets and how they manage that exposure.

The Company intends to adopt the Update for the first quarter of 2019. The Company expects the Update will have a significant effect on the Company's financial statements.
While the Company is continuing to assess the effect of adoption, management currently believes the most significant changes relate to the recognition of new right of use assets and lease liabilities on the Company's balance sheet for operating leases.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
A single comprehensive model has been established for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, and clarify and converge revenue recognition principles under GAAP and International Financial Reporting Standards. The five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; and (v) recognize revenue when each performance obligation is satisfied. One of the most significant potential impacts relates to less prescriptive derecognition requirements on the sale of owned real estate properties. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017. During 2016, the FASB issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11 and 2016-20). The Updates provide further clarification to the standard.

The Company intends to adopt the Update for the first quarter of 2018. The Company's revenue is comprised of net interest income on financial assets and financial liabilities, and non-interest income.
While the Company is continuing to assess the effect of adoption, management currently believes the Update may require the Company to change how certain trust and investment management fees within non-interest income are recognized. Management does not expect those changes to have a significant impact on the Company's financial statements. Management continues to evaluate the Update's impact on other components of non-interest income.

Note 2: Investment Securities
A Summary of the amortized cost and fair value of investment securities is presented below:

	At December 31,
	2016				2015
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$734	$—	$—	$734	$924	$—	$—	$924
Agency CMO	419,865	3,344	(3,503)	419,706	546,168	5,532	(2,946)	548,754
Agency MBS	969,460	4,398	(19,509)	954,349	1,075,941	6,459	(17,291)	1,065,109
Agency CMBS	587,776	63	(14,567)	573,272	215,670	639	(959)	215,350
CMBS	473,974	4,093	(702)	477,365	574,686	7,485	(2,905)	579,266
CLO	425,083	2,826	(519)	427,390	431,837	592	(3,270)	429,159
Single issuer trust preferred securities	30,381	—	(1,748)	28,633	42,168	—	(4,998)	37,170
Corporate debt securities	108,490	1,502	(350)	109,642	104,031	2,290	—	106,321
Equities - financial institutions	—	—	—	—	3,499	—	(921)	2,578
Total available-for-sale	$3,015,763	$16,226	$(40,898)	$2,991,091	$2,994,924	$22,997	$(33,290)	$2,984,631
Held-to-maturity:
Agency CMO	$339,455	$1,977	$(3,824)	$337,608	$407,494	$3,717	$(2,058)	$409,153
Agency MBS	2,317,449	26,388	(41,768)	2,302,069	2,030,176	38,813	(19,908)	2,049,081
Agency CMBS	547,726	694	(1,348)	547,072	686,086	4,253	(325)	690,014
Municipal bonds and notes	655,813	4,389	(25,749)	634,453	435,905	12,019	(417)	447,507
CMBS	298,538	4,107	(411)	302,234	360,018	5,046	(2,704)	362,360
Private Label MBS	1,677	12	—	1,689	3,373	46	—	3,419
Total held-to-maturity	$4,160,658	$37,567	$(73,100)	$4,125,125	$3,923,052	$63,894	$(25,412)	$3,961,534
Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may be required to recognize OTTI in earnings, in future periods.
The following table presents the changes in OTTI:

	Years ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$3,288	$3,696	$16,633
Reduction for securities sold or called	(194)	(518)	(14,082)
Additions for OTTI not previously recognized	149	110	1,145
Ending balance	$3,243	$3,288	$3,696

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$107,853	$(2,168)	$67,351	$(1,335)	15	$175,204	$(3,503)
Agency MBS	512,075	(10,503)	252,779	(9,006)	97	764,854	(19,509)
Agency CMBS	554,246	(14,567)	—	—	32	554,246	(14,567)
CMBS	12,427	(24)	63,930	(678)	12	76,357	(702)
CLO	49,946	(54)	50,237	(465)	5	100,183	(519)
Single issuer trust preferred securities	—	—	28,633	(1,748)	5	28,633	(1,748)
Corporate debt securities	—	—	7,384	(350)	2	7,384	(350)
Equities-financial institutions	—	—	—	—	—	—	—
Total available-for-sale in an unrealized loss position	$1,236,547	$(27,316)	$470,314	$(13,582)	168	$1,706,861	$(40,898)
Held-to-maturity:
Agency CMO	$163,439	$(3,339)	$17,254	$(485)	16	$180,693	$(3,824)
Agency MBS	1,394,623	(32,942)	273,779	(8,826)	150	1,668,402	(41,768)
Agency CMBS	347,725	(1,348)	—	—	25	347,725	(1,348)
Municipal bonds and notes	384,795	(25,745)	1,192	(4)	196	385,987	(25,749)
CMBS	60,768	(411)	—	—	8	60,768	(411)
Total held-to-maturity in an unrealized loss position	$2,351,350	$(63,785)	$292,225	$(9,315)	395	$2,643,575	$(73,100)

	At December 31, 2015
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$195,369	$(2,195)	$26,039	$(751)	14	$221,408	$(2,946)
Agency MBS	481,839	(6,386)	351,911	(10,905)	84	833,750	(17,291)
Agency CMBS	124,241	(959)	—	—	7	124,241	(959)
CMBS	276,330	(2,879)	19,382	(26)	29	295,712	(2,905)
CLO	211,515	(2,709)	15,708	(561)	13	227,223	(3,270)
Single issuer trust preferred securities	4,087	(128)	33,083	(4,870)	8	37,170	(4,998)
Corporate debt securities	—	—	—	—	—	—	—
Equities-financial institutions	2,578	(921)	—	—	1	2,578	(921)
Total available-for-sale in an unrealized loss position	$1,295,959	$(16,177)	$446,123	$(17,113)	156	$1,742,082	$(33,290)
Held-to-maturity:
Agency CMO	$143,364	$(1,304)	$27,928	$(754)	13	$171,292	$(2,058)
Agency MBS	551,918	(7,089)	470,828	(12,819)	87	1,022,746	(19,908)
Agency CMBS	110,864	(325)	—	—	7	110,864	(325)
Municipal bonds and notes	29,034	(130)	13,829	(287)	27	42,863	(417)
CMBS	142,382	(1,983)	30,129	(721)	18	172,511	(2,704)
Total held-to-maturity in an unrealized loss position	$977,562	$(10,831)	$542,714	$(14,581)	152	$1,520,276	$(25,412)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to be other-than-temporarily impaired at December 31, 2016.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $3.5 million on the Company’s investment in Agency CMO at December 31, 2016, compared to $2.9 million at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $19.5 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2016, compared to $17.3 million at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $14.6 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2016, compared to $1.0 million at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $702 thousand on the Company’s investment in CMBS at December 31, 2016, compared to $2.9 million at December 31, 2015. The portfolio of mainly floating rate CMBS experienced reduced market spreads which resulted in higher market prices and smaller unrealized losses at December 31, 2016 compared to December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $519 thousand on the Company’s investments in CLO at December 31, 2016 compared to $3.3 million unrealized losses at December 31, 2015. Unrealized losses decreased due to reduced market spreads for the asset class which resulted in higher security prices since December 31, 2015. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Single issuer trust preferred securities. There were unrealized losses of $1.7 million on the Company's investment in single issuer trust preferred securities at December 31, 2016, compared to $5.0 million at December 31, 2015. Unrealized losses decreased due to reduced market spreads which resulted in higher security prices since December 31, 2015. The single issuer portfolio consists of three investments issued by two large capitalization money center financial institutions, which continue to service the debt. A security was transferred to corporate debt securities as detailed below. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt securities. There were $350 thousand unrealized losses on the Company's corporate debt securities at December 31, 2016, as a result of a mandatory exchange in a security reclassification from single issuer trust preferred securities. The company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $3.8 million on the Company’s investment in Agency CMO at December 31, 2016, compared to $2.1 million at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $41.8 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2016, compared to $19.9 million at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $1.3 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2016, compared to $325 thousand at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $25.7 million on the Company’s investment in municipal bonds and notes at December 31, 2016, compared to $417 thousand at December 31, 2015. Unrealized losses increased due to higher market rates which resulted in lower security prices since December 31, 2015. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $411 thousand on the Company’s investment in CMBS at December 31, 2016, compared to $2.7 million unrealized losses at December 31, 2015. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions which resulted in higher security prices since December 31, 2015. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Years ended December 31,
(In thousands)	2016	2015	2014
Proceeds from sales	$259,273	$95,101	$126,580

Gross realized gains on sales	$2,891	$1,029	$7,268
Less: Gross realized losses on sales	2,477	420	1,769
Gain on sale of investment securities, net	$414	$609	$5,499
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At December 31, 2016

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,466	$76,383	$13,612	$13,721
Due after one year through five years	21,781	22,190	17,313	17,611
Due after five through ten years	529,247	532,352	46,835	47,780
Due after ten years	2,389,269	2,360,166	4,082,898	4,046,013
Total debt securities	$3,015,763	$2,991,091	$4,160,658	$4,125,125
For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties. At December 31, 2016, the Company had a carrying value of $1.9 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which are impacted by prepayments.
Securities with a carrying value totaling $2.5 billion at December 31, 2016 and $2.6 billion at December 31, 2015 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

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
Consolidated
Rabbi Trust. The Company established a Rabbi Trust to meet its obligations due under Webster's Deferred Compensation Plan for Directors and Officers and to mitigate the the expense volatility oft he aforementioned plans. The funding of the Rabbi Trust and the discontinuation of Webster's Deferred Compensation Plan for Directors and Officers occurred during 2012.
Investments held in the Rabbi Trust primarily consist of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the activities of the Rabbi Trust that significantly affect the VIE's economic performance and it has the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets and accrued expenses and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the accompanying Consolidated Statements of Income. The cost and fair value associated with the assets and liabilities of this trust are not significant. Refer to Note 16: Fair Value Measurements for additional information.
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which the Company is not the manager. These securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO, and single issuer trust preferred securities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment. Refer to Note 2: Investment Securities for additional information.
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
At December 31, 2016 and December 31, 2015, the aggregate carrying value of the Company's tax credit-finance investments were $22.8 million and $25.9 million, respectively. At December 31, 2016 and December 31, 2015, unfunded commitments, which are recognized as a component of accrued expenses and other liabilities, were $14.0 million and $16.5 million, respectively.
Webster Statutory Trust. The Company owns all of the outstanding common stock of Webster Statutory Trust, which is a financial vehicle that has issued, and may issue in the future, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported as interest expense on long-term debt in the accompanying Consolidated Statements of Income.
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
At December 31, 2016 and December 31, 2015, the aggregate carrying value of the Company's other investments in VIEs were $12.3 million and $12.1 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $19.9 million and $19.0 million, respectively.

Note 4: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2016	2015
Residential	$4,254,682	$4,061,001
Consumer	2,684,500	2,702,560
Commercial	4,940,931	4,315,999
Commercial Real Estate	4,510,846	3,991,649
Equipment Financing	635,629	600,526
Loans and leases (1) (2)	$17,026,588	$15,671,735

(1)	Loans and leases include net deferred fees and net premiums and discounts of $17.3 million and $18.0 million at December 31, 2016 and December 31, 2015, respectively.

(2)	At December 31, 2016, the Company had pledged $6.4 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,631	$2,609	$—	$47,279	$58,519	$4,196,163	$4,254,682
Consumer:
Home equity	8,831	5,782	—	35,926	50,539	2,359,354	2,409,893
Other consumer	2,233	1,485	—	1,663	5,381	269,226	274,607
Commercial:
Commercial non-mortgage	1,382	577	749	38,190	40,898	4,094,727	4,135,625
Asset-based	—	—	—	—	—	805,306	805,306
Commercial real estate:
Commercial real estate	6,357	1,816	—	9,871	18,044	4,117,742	4,135,786
Commercial construction	—	—	—	662	662	374,398	375,060
Equipment financing	903	693	—	225	1,821	633,808	635,629
Total	$28,337	$12,962	$749	$133,816	$175,864	$16,850,724	$17,026,588

	At December 31, 2015
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$10,365	$4,703	$2,029	$54,201	$71,298	$3,989,703	$4,061,001
Consumer:
Home equity	9,061	4,242	—	37,337	50,640	2,402,758	2,453,398
Other consumer	1,390	615	—	560	2,565	246,597	249,162
Commercial:
Commercial non-mortgage	768	3,288	22	27,037	31,115	3,531,669	3,562,784
Asset-based	—	—	—	—	—	753,215	753,215
Commercial real estate:
Commercial real estate	1,624	625	—	16,767	19,016	3,673,408	3,692,424
Commercial construction	—	—	—	3,461	3,461	295,764	299,225
Equipment financing	543	59	—	706	1,308	599,218	600,526
Total	$23,751	$13,532	$2,051	$140,069	$179,403	$15,492,332	$15,671,735
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2016, 2015, and 2014, had the loans and leases been current in accordance with their original terms, totaled $11.0 million, $8.2 million, and $9.3 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the Year ended December 31, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2016	$25,876	$42,052	$59,977	$41,598	$5,487	$174,990
Provision (benefit) charged to expense	230	18,507	28,662	7,930	1,021	56,350
Losses charged off	(4,636)	(20,669)	(18,360)	(2,682)	(565)	(46,912)
Recoveries	1,756	5,343	1,626	631	536	9,892
Balance at December 31, 2016	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Individually evaluated for impairment	$8,090	$2,903	$7,422	$169	$9	$18,593
Collectively evaluated for impairment	$15,136	$42,330	$64,483	$47,308	$6,470	$175,727

Loan and lease balances:
Individually evaluated for impairment	$119,424	$45,719	$53,037	$24,755	$6,420	$249,355
Collectively evaluated for impairment	4,135,258	2,638,781	4,887,894	4,486,091	629,209	16,777,233
Loans and leases	$4,254,682	$2,684,500	$4,940,931	$4,510,846	$635,629	$17,026,588

	At or for the Year ended December 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2015	$25,452	$43,518	$47,068	$37,148	$6,078	$159,264
Provision (benefit) charged to expense	6,057	11,847	21,693	11,381	(1,678)	49,300
Losses charged off	(6,508)	(17,679)	(11,522)	(7,578)	(273)	(43,560)
Recoveries	875	4,366	2,738	647	1,360	9,986
Balance at December 31, 2015	$25,876	$42,052	$59,977	$41,598	$5,487	$174,990
Individually evaluated for impairment	$10,364	$3,477	$5,197	$3,163	$3	$22,204
Collectively evaluated for impairment	$15,512	$38,575	$54,780	$38,435	$5,484	$152,786

Loan and lease balances:
Individually evaluated for impairment	$134,448	$48,425	$56,581	$39,295	$422	$279,171
Collectively evaluated for impairment	3,926,553	2,654,135	4,259,418	3,952,354	600,104	15,392,564
Loans and leases	$4,061,001	$2,702,560	$4,315,999	$3,991,649	$600,526	$15,671,735

	At or for the Year ended December 31, 2014
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2014	$23,027	$41,951	$46,655	$36,754	$4,186	$152,573
Provision (benefit) charged to expense	7,315	17,224	9,712	2,746	253	37,250
Losses charged off	(6,214)	(20,712)	(13,668)	(3,237)	(595)	(44,426)
Recoveries	1,324	5,055	4,369	885	2,234	13,867
Balance at December 31, 2014	$25,452	$43,518	$47,068	$37,148	$6,078	$159,264
Individually evaluated for impairment	$12,094	$4,237	$2,710	$6,232	$28	$25,301
Collectively evaluated for impairment	$13,358	$39,281	$44,358	$30,916	$6,050	$133,963

Loan and lease balances:
Individually evaluated for impairment	$141,982	$50,249	$36,176	$101,817	$632	$330,856
Collectively evaluated for impairment	3,367,193	2,499,152	3,713,094	3,452,611	537,119	13,569,169
Loans and leases	$3,509,175	$2,549,401	$3,749,270	$3,554,428	$537,751	$13,900,025

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At December 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$131,468	$119,424	$21,068	$98,356	$8,090
Consumer:
Home equity	52,432	45,719	22,746	22,973	2,903
Commercial:
Commercial non-mortgage	57,732	53,037	26,006	27,031	7,422
Commercial real estate:
Commercial real estate	24,146	23,568	19,591	3,977	169
Commercial construction	1,188	1,187	1,187	—	—
Equipment financing	6,398	6,420	6,197	223	9
Total	$273,364	$249,355	$96,795	$152,560	$18,593

	At December 31, 2015
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$148,144	$134,448	$23,024	$111,424	$10,364
Consumer:
Home equity	56,680	48,425	25,130	23,295	3,477
Commercial:
Commercial non-mortgage	67,116	56,581	31,600	24,981	5,197
Commercial real estate:
Commercial real estate	36,980	33,333	9,204	24,129	3,160
Commercial construction	7,010	5,962	5,939	23	3
Equipment financing	612	422	328	94	3
Total	$316,542	$279,171	$95,225	$183,946	$22,204
The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Years ended December 31,
	2016			2015			2014
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$126,936	$4,377	$1,200	$138,215	$4,473	$1,139	$142,198	$4,644	$1,221
Consumer	47,072	1,361	985	49,337	1,451	1,099	51,171	1,484	1,203
Commercial	54,708	1,540	—	46,379	1,319	—	44,097	2,326	—
Commercial real estate:
Commercial real estate	28,451	511	—	64,495	1,165	—	93,209	3,429	—
Commercial construction	3,574	92	—	6,062	133	—	8,381	269	—
Equipment financing	3,421	184	—	527	16	—	421	28	—
Total	$264,162	$8,065	$2,185	$305,015	$8,557	$2,238	$339,477	$12,180	$2,424

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a CCRP. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The CCRP has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ current financial position and outlook, risk profile, and their related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At December 31, 2016	At December 31, 2015	At December 31, 2016	At December 31, 2015	At December 31, 2016	At December 31, 2015
(1) - (6) Pass	$4,655,007	$4,023,255	$4,357,458	$3,857,019	$618,084	$586,445
(7) Special Mention	56,240	70,904	69,023	55,030	1,324	1,628
(8) Substandard	226,603	220,389	84,365	79,289	16,221	12,453
(9) Doubtful	3,081	1,451	—	311	—	—
Total	$4,940,931	$4,315,999	$4,510,846	$3,991,649	$635,629	$600,526
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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2016	2015
Accrual status	$147,809	$171,784
Non-accrual status	75,719	100,906
Total recorded investment of TDR (1)	$223,528	$272,690
Accruing TDR performing under modified terms more than one year	57.1%	55.0%
Specific reserves for TDR included in the balance of ALLL	$14,583	$21,405
Additional funds committed to borrowers in TDR status	459	1,133

(1)	Total recorded investment of TDRs exclude $0.7 million and $1.1 million at December 31, 2016 and December 31, 2015, respectively, of accrued interest receivable.
For years ended December 31, 2016, 2015 and 2014, Webster charged off $18.6 million, $11.8 million, and $13.5 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2016		2015		2014
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	17	$2,801	27	$4,909	27	$3,547
Adjusted Interest rates	2	528	3	573	3	448
Combination Rate and Maturity	13	1,537	26	5,315	22	4,220
Other (2)	24	4,090	30	4,366	55	11,791
Consumer:
Extended Maturity	11	484	12	1,012	19	944
Adjusted Interest rates	—	—	—	—	1	51
Combination Rate and Maturity	15	1,156	12	945	6	411
Other (2)	52	3,131	68	3,646	90	4,931
Commercial:
Extended Maturity	12	14,883	3	254	7	422
Adjusted Interest rates	—	—	1	24	1	25
Combination Rate and Maturity	2	648	7	5,361	22	1,212
Other (2)	13	1,767	20	22,048	6	7,431
Commercial real estate:
Extended Maturity	3	4,921	1	315	—	—
Adjusted Interest rates	1	237	—	—	—	—
Combination Rate and Maturity	2	335	1	42	2	11,106
Other (2)	1	509	1	405	—	—
Equipment Financing
Extended Maturity	7	6,642	—	—	1	492
Total	175	$43,669	212	$49,215	262	$47,031

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	—	$—	1	$55	7	$1,494
Consumer	—	—	1	3	2	24
Total	—	$—	2	$58	9	$1,518
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2016	2015
(1) - (6) Pass	$10,210	$12,970
(7) Special Mention	7	2,999
(8) Substandard	45,509	72,132
(9) Doubtful	2,738	1,717
Total	$58,464	$89,818

Note 5: Transfers of Financial Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. The gain or loss on residential mortgage loans sold and the fair value adjustment to loans held for sale are included as mortgage banking activities in the accompanying Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$1,192	$1,059	$2,254
(Benefit) provision charged to expense	(303)	133	(493)
Repurchased loans and settlements charged off	(99)	—	(702)
Ending balance	$790	$1,192	$1,059
The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2016	2015	2014
Residential mortgage loans held for sale:
Proceeds from sale	$438,925	$452,590	$287,132
Net gain on sale	11,629	7,795	4,070
Fair value option adjustment	(526)	—	—
Loans sold with servicing rights retained	399,318	416,277	264,292
The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion and $2.5 billion at December 31, 2016 and 2015, respectively.
The following table presents the changes in carrying value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$20,698	$19,379	$20,983
Additions	11,312	8,027	4,581
Amortization	(7,554)	(6,699)	(6,318)
Valuation recovery (provision) (1)	10	(9)	133
Ending balance	$24,466	$20,698	$19,379

(1)	The valuation recovery (provision) resulted in a valuation allowance balance of $22 thousand, $32 thousand, and $23 thousand at December 31, 2016, 2015, and 2014, respectively.
Loan servicing fees, net of mortgage servicing rights amortization, were $1.1 million, $1.5 million, and $1.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively, and are included as a component of loan related fees in the accompanying Consolidated Statements of Income.
See Note 16: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold for cash proceeds of $26.5 million for certain commercial loans, resulting in a gain of $2.1 million, and loans not originated for sale were sold approximately at carrying value, for cash proceeds of $7.6 million for certain residential loans, for the year ended December 31, 2016. Loans not originated for sale were sold approximately at carrying value for cash proceeds of $729 thousand for certain commercial loans and $32.9 million for certain consumer loans, for the year ended December 31, 2015.

Note 6: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2016	2015
Land	$12,595	$12,899
Buildings and improvements	90,778	94,686
Leasehold improvements	83,995	79,917
Fixtures and equipment	76,146	73,686
Data processing and software	220,002	195,308
Total premises and equipment	483,516	456,496
Less: Accumulated depreciation and amortization	(346,103)	(327,070)
Premises and equipment, net	$137,413	$129,426
Depreciation and amortization of premises and equipment was $30.8 million, $28.4 million, and $27.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2016	2015
Beginning balance	$637	$759
Additions	—	144
Write-downs	—	—
Sales	—	(266)
Ending balance	$637	$637
Note 7: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At December 31,
	2016			2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Community Banking, CDI	$49,420	$(49,420)	$—	$49,420	$(48,277)	$1,143
HSA Bank:
CDI	22,000	(6,162)	15,838	22,000	(3,269)	18,731
Customer relationships	21,000	(3,164)	17,836	21,000	(1,548)	19,452
Total HSA Bank	43,000	(9,326)	33,674	43,000	(4,817)	38,183
Total other intangible assets	$92,420	$(58,746)	$33,674	$92,420	$(53,094)	$39,326

Goodwill:
Community Banking	$516,560		$516,560	$516,560		$516,560
HSA Bank	21,813		21,813	21,813		21,813
Total goodwill	$538,373		$538,373	$538,373		$538,373
As of December 31, 2016, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
2017	$4,062
2018	3,847
2019	3,847
2020	3,847
2021	3,847
Thereafter	14,224

Note 8: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$73,194	$97,575	$90,542
State and local	5,429	10,970	6,585
Total current	78,623	108,545	97,127
Deferred:
Federal	12,542	(7,279)	(3,784)
State and local	5,158	(8,234)	(1,370)
Total deferred	17,700	(15,513)	(5,154)

Total federal	85,736	90,296	86,758
Total state and local	10,587	2,736	5,215
Income tax expense	$96,323	$93,032	$91,973
The Company's income tax expense reflects the benefits of an operating loss carryforward of $3.0 million in 2015, and net tax credits of $1.0 million, $2.1 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 35.0%:

	Years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$106,208	35.0%	$104,217	35.0%	$102,095	35.0%
Reconciliation to reported income tax expense:
State and local income taxes, net of federal benefit	6,882	2.3	7,563	2.5	3,390	1.2
Tax-exempt interest income, net	(8,917)	(2.9)	(7,117)	(2.4)	(7,335)	(2.5)
Decrease in valuation allowance applicable to net state deferred tax assets, net of federal effects	—	—	(5,785)	(1.9)	—	—
Increase in cash surrender value of life insurance	(5,166)	(1.7)	(4,557)	(1.5)	(4,612)	(1.6)
Other, net	(2,684)	(1.0)	(1,289)	(0.5)	(1,565)	(0.6)
Income tax expense and effective tax rate	$96,323	31.7%	$93,032	31.2%	$91,973	31.5%
Refundable income taxes totaling $0.7 million and $56.6 million at December 31, 2016 and 2015, respectively, are reflected in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. Early in 2016 Webster received refunds of tax with interest from the carryback of its losses during tax years 2008 and 2009. Later in the year the Internal Revenue Service completed an examination of the Company’s 2010 through 2012 tax years, and Webster received refunds of tax with interest applicable to those years.

The following table reflects the significant components of the deferred tax assets, net:

	At December 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan and lease losses	$77,908	$70,937
Net operating loss and credit carry forwards	64,644	68,735
Compensation and employee benefit plans	46,433	52,422
Net losses on derivative instruments	8,624	11,734
Net unrealized loss on securities available for sale	9,898	4,138
Other	17,682	21,663
Gross deferred tax assets	225,189	229,629
Valuation allowance	(71,474)	(74,918)
Total deferred tax assets, net of valuation allowance	$153,715	$154,711
Deferred tax liabilities:
Equipment-financing leases	$41,910	$23,934
Deferred income on repurchase of debt	4,251	6,376
Intangible assets	9,952	9,298
Mortgage servicing assets	7,313	7,127
Other	5,898	6,398
Gross deferred tax liabilities	69,324	53,133
Deferred tax assets, net	$84,391	$101,578
The Company's DTAs decreased by $17.2 million during 2016, reflecting primarily the $17.7 million deferred tax expense and a $1.7 million benefit allocated directly to shareholders equity.
The $71.5 million valuation allowance at December 31, 2016 consisted of $67.8 million attributable to net state deferred tax assets and $3.7 million to capital losses, deductible only to the extent of capital gains for federal tax purposes. The decrease in the valuation allowance includes: (i) a $1.7 million net decrease in the portion applicable to capital losses, including $2.1 million related to the redemption of an equity interest in 2016, characterized as capital for tax purposes; and (ii) a $1.8 million decrease applicable to changes in net state deferred tax assets, which had a full valuation allowance at both the beginning and end of the year.
Management believes it is more likely than not that Webster will realize its total deferred tax asset, net of the valuation allowance. Significant positive evidence exists in support of management’s conclusion regarding the realization of Webster's DTAs, including: book-taxable income levels in recent years and projected future years; recoverable taxes paid in 2016 and 2015; and projected future reversals of existing taxable temporary differences. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
Capital losses approximating $12.3 million at December 31, 2016 are scheduled to expire in varying amounts during tax years 2017 and 2018. A valuation allowance has been established for the tax effect of substantially all of these losses, as noted above.
State net operating losses approximating $1.2 billion at December 31, 2016 are scheduled to expire in varying amounts during tax years 2021 through 2032, and credits, totaling $1.4 million at December 31, 2016, have a five-year carryover period, with excess credits subject to expiration annually. A valuation allowance of $56.5 million, net, has been established for those state net operating losses and credits not expected to be utilized, and is included in the valuation allowance attributable to net state deferred tax assets as noted above.
A deferred tax liability of $21.4 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or a liquidation. Webster does not expect any of those events to occur. At December 31, 2016 and 2015 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.

The following table reflects a reconciliation of the beginning and ending balances for UTBs:

	Years ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$5,094	$4,593	$3,109
Additions as a result of tax positions taken during the current year	613	865	956
Additions as a result of tax positions taken during prior years	—	1,254	1,031
Reductions as a result of tax positions taken during prior years	(625)	(247)	—
Reductions relating to settlements with taxing authorities	(693)	(992)	—
Reductions as a result of lapse of statute of limitations	(542)	(379)	(503)
Ending balance	$3,847	$5,094	$4,593
At December 31, 2016, 2015, and 2014, there are $2.5 million, $3.3 million, and $3.0 million, respectively, of UTBs that, if recognized, would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2016, 2015, and 2014, Webster recognized interest and penalties resulting in a benefit of $0.2 million, and an expense of $1.1 million, and $0.5 million, respectively. At December 31, 2016 and 2015, the Company had accrued interest and penalties related to UTBs of $1.7 million and $2.5 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.0 million to $2.1 million by the end of 2017, primarily as a result of potential settlements with state and local taxing authorities concerning tax-base and apportionment determinations.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2012 remain open to examination. For Webster's principal state tax jurisdictions (Connecticut, Massachusetts, New York and Rhode Island) returns for years subsequent to 2012 are either under, or remain open to, examination.

Note 9: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2016	2015
Non-interest-bearing:
Demand	$4,021,061	$3,713,063
Interest-bearing:
Checking	2,528,274	2,369,971
Health savings accounts	4,362,503	3,802,313
Money market	2,047,121	1,933,460
Savings	4,320,090	4,047,817
Time deposits	2,024,808	2,086,154
Total interest-bearing	15,282,796	14,239,715
Total deposits	$19,303,857	$17,952,778

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$848,618	$910,304
Time deposits, included in above balance, that meet or exceed the FDIC limit	490,721	542,206
Demand deposit overdrafts reclassified as loan balances	1,885	1,356
The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2016
2017	$846,160
2018	409,785
2019	482,977
2020	181,197
2021	104,578
Thereafter	111
Total time deposits	$2,024,808

Note 10: Borrowings
Total borrowings of $4.0 billion at December 31, 2016 and December 31, 2015 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2016		2015
	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$340,526	0.16	$334,400	0.15
Original maturity of greater than one year, non-callable	400,000	3.09	500,000	3.04
Total securities sold under agreements to repurchase	740,526	1.82	834,400	1.93
Fed funds purchased	209,000	0.46	317,000	0.21
Securities sold under agreements to repurchase and other borrowings	$949,526	1.53	$1,151,400	1.47
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities which are delivered to broker/dealers. Repurchase agreements counterparties are limited to primary dealers in government securities and commercial/municipal customers through Webster’s Treasury Unit. Dealer counterparties have the right to pledge, transfer, or hypothecate purchased securities during the term of the transaction. The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase represents the gross amount for these transactions, as only liabilities are outstanding for the periods presented.
The following table provides information for FHLB advances:

	At December 31,
	2016		2015
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$2,130,500	0.71%	$2,025,934	0.55%
After 1 but within 2 years	200,000	1.36	500	5.66
After 2 but within 3 years	128,026	1.73	200,000	1.36
After 3 but within 4 years	175,000	1.77	103,026	1.54
After 4 but within 5 years	200,000	1.81	175,000	1.77
After 5 years	9,370	2.59	159,655	1.60
	2,842,896	0.95	2,664,115	0.79
Premiums on advances	12		24
Federal Home Loan Bank advances	$2,842,908		$2,664,139

Aggregate carrying value of assets pledged as collateral	$5,967,318		$5,719,746
Remaining borrowing capacity	$1,192,758		$1,203,057
Webster Bank was in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2016	2015
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(845)	(964)
Debt issuance cost on senior fixed-rate notes (2)		(961)	(1,096)
Long-term debt		$225,514	$225,260

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.94% at December 31, 2016 and 3.48% at December 31, 2015.

(2)
In accordance with the adoption of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, debt issuance cost is accounted for as a reduction to long-term debt. Previously debt issuance cost was included in accrued interest receivable and other assets within the accompanying Consolidated Balance Sheets.

Note 11: Shareholders' Equity
Share activity during the year ended December 31, 2016 is as follows:

	Preferred Stock Series E	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2016	5,060	93,651,601	2,090,409	91,561,192
Restricted share activity	—	—	(248,603)	248,603
Stock options exercised	—	—	(292,304)	292,304
Common stock repurchased	—	—	350,000	(350,000)
Balance at December 31, 2016	5,060	93,651,601	1,899,502	91,752,099
Common Stock
On December 6, 2012, Webster announced that its Board of Directors had authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in the open market or in privately negotiated transactions, subject to market conditions and other factors. Common stock repurchased during 2016 was acquired at an average cost of $32.02 per common share, which results in a remaining repurchase authority for the common stock repurchase program of $15.5 million at December 31, 2016.
On June 8, 2011, the U.S. Treasury closed an underwritten public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28, and expire on November 21, 2018. Concurrent with the U.S. Treasury's action, the Board of Directors approved the repurchase of a significant number of warrants in a public auction conducted on behalf of the U.S. Treasury. The board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. During 2016 the Company purchased 10,317 warrants at an average price of $15.74 per warrant leaving 53,027 warrants outstanding and exercisable at December 31, 2016.
On June 1, 2015, Webster exercised its right, as specified in the Prospectus Supplement, for conversion of all the outstanding shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share, previously known as Series A Preferred Stock, for Webster common stock, issued from treasury stock held. Each share of Series A Preferred Stock received 36.8046 shares of Webster common stock, reflecting an approximate conversion price of $27.17 per share based on the initial issuance price of $1,000 per share of Series A Preferred Stock, and cash in lieu of any fractional share of common stock.
Preferred Stock
On December 4, 2012, Webster closed on a public offering of 5,060,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share)(the "Series E Preferred Stock"). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 6.40% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series E Preferred Stock are not cumulative and are not mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series E Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods. The terms of the Series E Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series E Preferred Stock for the most recently completed dividend period.
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

Note 12: Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the changes in AOCL by component:

(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2013	$(2,617)	$(18,206)	$(27,726)	$(48,549)
Other comprehensive income (loss) before reclassifications	21,811	(12,506)	(21,329)	(12,024)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,773)	5,182	1,903	4,312
Net current-period other comprehensive income (loss), net of tax	19,038	(7,324)	(19,426)	(7,712)
Balance at December 31, 2014	16,421	(25,530)	(47,152)	(56,261)
Other comprehensive (loss) income before reclassifications	(22,512)	(3,136)	(5,500)	(31,148)
Amounts reclassified from accumulated other comprehensive (loss) income	(316)	5,686	3,933	9,303
Net current-period other comprehensive (loss) income, net of tax	(22,828)	2,550	(1,567)	(21,845)
Balance at December 31, 2015	(6,407)	(22,980)	(48,719)	(78,106)
Other comprehensive (loss) income before reclassifications	(8,901)	825	(232)	(8,308)
Amounts reclassified from accumulated other comprehensive (loss) income	(168)	5,087	4,502	9,421
Net current-period other comprehensive (loss) income, net of tax	(9,069)	5,912	4,270	1,113
Balance at December 31, 2016	$(15,476)	$(17,068)	$(44,449)	$(76,993)
The following table provides information for the items reclassified from AOCL:

	Years ended December 31,
Accumulated Other Comprehensive Loss Components	2016	2015	2014	Associated Line Item in the Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains on investments	$414	$609	$5,499	Gain on sale of investment securities, net
Unrealized losses on investments	(149)	(110)	(1,145)	Impairment loss recognized in earnings
Total before tax	265	499	4,354
Tax expense	(97)	(183)	(1,581)	Income tax expense
Net of tax	$168	$316	$2,773
Derivative instruments:
Cash flow hedges	$(8,020)	$(8,965)	$(8,100)	Total interest expense
Tax benefit	2,933	3,279	2,918	Income tax expense
Net of tax	$(5,087)	$(5,686)	$(5,182)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(7,126)	$(6,161)	$(2,921)	(1)
Prior service costs	(14)	(73)	(73)	(1)
Total before tax	(7,140)	(6,234)	(2,994)
Tax benefit	2,638	2,301	1,091	Income tax expense
Net of tax	$(4,502)	$(3,933)	$(1,903)
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 17 Retirement Benefit Plans for further details).

The following tables summarize the items and related tax effects for each component of OCI/OCL, net of tax:

	Year ended December 31, 2016
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(14,113)	$5,212	$(8,901)
Reclassification for net gain included in net income	(414)	152	(262)
Net non-credit other-than-temporary impairment	149	(55)	94
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—
Total available-for-sale and transferred securities	(14,378)	5,309	(9,069)
Derivative instruments:
Net unrealized gain during the period	1,331	(506)	825
Reclassification adjustment for net loss included in net income	8,020	(2,933)	5,087
Total derivative instruments	9,351	(3,439)	5,912
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(368)	136	(232)
Reclassification adjustment for amortization of net loss included in net income	7,126	(2,633)	4,493
Reclassification adjustment for prior service cost included in net income	14	(5)	9
Total defined benefit pension and postretirement benefit plans	6,772	(2,502)	4,270
Other comprehensive income, net of tax	$1,745	$(632)	$1,113
	Year ended December 31, 2015
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(35,701)	$13,166	$(22,535)
Reclassification for net gain included in net income	(609)	223	(386)
Net non-credit other-than-temporary impairment	110	(40)	70
Amortization of unrealized loss on securities transferred to held-to-maturity	37	(14)	23
Total available-for-sale and transferred securities	(36,163)	13,335	(22,828)
Derivative instruments:
Net unrealized loss during the period	(4,945)	1,809	(3,136)
Reclassification adjustment for net loss included in net income	8,965	(3,279)	5,686
Total derivative instruments	4,020	(1,470)	2,550
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(8,719)	3,219	(5,500)
Reclassification adjustment for amortization of net loss included in net income	6,161	(2,274)	3,887
Reclassification adjustment for prior service cost included in net income	73	(27)	46
Total defined benefit pension and postretirement benefit plans	(2,485)	918	(1,567)
Other comprehensive loss, net of tax	$(34,628)	$12,783	$(21,845)
	Year ended December 31, 2014
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized gain during the period	$34,242	$(12,469)	$21,773
Reclassification for net gain included in net income	(5,499)	1,999	(3,500)
Net non-credit other-than-temporary impairment	1,145	(418)	727
Amortization of unrealized loss on securities transferred to held-to-maturity	60	(22)	38
Total available-for-sale and transferred securities	29,948	(10,910)	19,038
Derivative instruments:
Net unrealized loss during the period	(19,589)	7,083	(12,506)
Reclassification adjustment for net loss included in net income	8,100	(2,918)	5,182
Total derivative instruments	(11,489)	4,165	(7,324)
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(33,567)	12,238	(21,329)
Reclassification adjustment for amortization of net loss included in net income	2,921	(1,065)	1,856
Reclassification adjustment for prior service cost included in net income	73	(26)	47
Total defined benefit pension and postretirement benefit plans	(30,573)	11,147	(19,426)
Other comprehensive loss, net of tax	$(12,114)	$4,402	$(7,712)

Note 13: Regulatory Matters
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
Under Basel III, total risk-based capital is comprised of three categories: CET1 capital, additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill and other intangibles adjusted for certain deferred tax liabilities. Webster's common shareholders' equity, for purposes of CET1 capital, excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements
			Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016
Webster Financial Corporation
CET1 risk-based capital	$1,932,171	10.5%	$826,504	4.5%	$1,193,840	6.5%
Total risk-based capital	2,328,808	12.7	1,469,341	8.0	1,836,677	10.0
Tier 1 risk-based capital	2,054,881	11.2	1,102,006	6.0	1,469,341	8.0
Tier 1 leverage capital	2,054,881	8.1	1,010,857	4.0	1,263,571	5.0
Webster Bank
CET1 risk-based capital	$1,945,332	10.6%	$825,228	4.5%	$1,191,995	6.5%
Total risk-based capital	2,141,939	11.7	1,467,071	8.0	1,833,839	10.0
Tier 1 risk-based capital	1,945,332	10.6	1,100,304	6.0	1,467,071	8.0
Tier 1 leverage capital	1,945,332	7.7	1,010,005	4.0	1,262,507	5.0
At December 31, 2015
Webster Financial Corporation
CET1 risk-based capital	$1,824,106	10.7%	$766,848	4.5%	$1,107,670	6.5%
Total risk-based capital	2,201,245	12.9	1,363,286	8.0	1,704,107	10.0
Tier 1 risk-based capital	1,966,146	11.5	1,022,464	6.0	1,363,286	8.0
Tier 1 leverage capital	1,966,146	8.2	954,369	4.0	1,192,962	5.0
Webster Bank
CET1 risk-based capital	$1,869,241	11.0%	$765,152	4.5%	$1,105,220	6.5%
Total risk-based capital	2,046,350	12.0	1,360,271	8.0	1,700,338	10.0
Tier 1 risk-based capital	1,869,241	11.0	1,020,203	6.0	1,360,271	8.0
Tier 1 leverage capital	1,869,241	7.8	953,300	4.0	1,191,626	5.0
Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $145 million and $110 million during the years ended December 31, 2016 and 2015, respectively.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances, on hand or with Federal Reserve Banks. Pursuant to this requirement, the Bank held $58.6 million and $109.4 million at December 31, 2016 and 2015, respectively.

Note 14: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2016	2015	2014
Earnings for basic and diluted earnings per common share:
Net income	$207,127	$204,729	$199,726
Less: Preferred stock dividends	8,096	8,711	10,556
Net income available to common shareholders	199,031	196,018	189,170
Less: Earnings applicable to participating securities	608	657	674
Earnings applicable to common shareholders	$198,423	$195,361	$188,496
Shares:
Weighted-average common shares outstanding - basic	91,367	90,968	89,899
Effect of dilutive securities:
Stock options and restricted stock	461	524	466
Warrants	28	41	255
Weighted-average common shares outstanding - diluted	91,856	91,533	90,620
Earnings per common share:
Basic	$2.17	$2.15	$2.10
Diluted	2.16	2.13	2.08
Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Years ended December 31,
(In thousands)	2016	2015	2014
Stock options (shares with exercise price greater than market price)	41	213	587
Restricted stock (due to performance conditions on non-participating shares)	125	92	171
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
Derivative instruments designated as cash flow hedges are recorded on the balance sheet at fair value. The effective portion of the change in the fair value of derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, is recorded to AOCL and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the periods presented, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. For the twelve months ended December 31, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at December 31, 2016 and December 31, 2015. As a result, there was no impact to interest expense during the periods presented.
Additionally, in order to address certain other risk management matters, the Company utilizes the following derivative instruments that do not qualify for hedge accounting. These derivative instruments are recorded on the balance sheet at fair value, with changes in fair value recognized each period as other non-interest income in the accompanying Consolidated Statements of Income.
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

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At December 31, 2016				At December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$225,000	$3,270	$100,000	$792	$200,000	$2,507	$100,000	$1,359

Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	1,943,485	32,226	1,242,937	24,388	989,695	2,255	1,543,479	40,302
Other	10,634	231	14,265	120	8,237	183	4,561	66
Positions not subject to a master netting agreement (2)
Interest rate derivatives	1,734,679	38,668	1,451,762	19,001	2,050,460	58,304	482,738	571
RPAs	86,037	139	87,273	166	41,798	153	92,985	245
Mortgage banking derivatives (3)	103,440	3,084	59,895	711	62,514	819	—	—
Other	1,438	19	181	11	—	—	60	9
Total not designated as hedging instruments	3,879,713	74,367	2,856,313	44,397	3,152,704	61,714	2,123,823	41,193
Gross derivative instruments, before netting	$4,104,713	77,637	$2,956,313	45,189	$3,352,704	64,221	$2,223,823	42,552
Less: Legally enforceable master netting agreements		24,253		24,253		4,945		4,945
Less: Cash collateral posted		11,475		600		—		31,330
Total derivative instruments, after netting		$41,909		$20,336		$59,276		$6,277

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)	Derivative positions not subject to a legally enforceable master netting agreement are reported on a gross basis in the accompanying Consolidated Balance Sheets.

(3)	Notional amounts include mandatory forward commitments of $99.0 million, while notional amounts do not include approved floating rate commitments of $27.8 million, at December 31, 2016.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows:

	Years ended December 31,
(In thousands)	2016	2015	2014
Interest rate derivatives	$8,668	$4,361	$4,482
RPA	(361)	(33)	51
Mortgage banking derivatives	1,553	801	(522)
Other	(67)	(63)	(253)
Total impact on other non-interest income	$9,793	$5,066	$3,758
Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.7 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations as OCI. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At December 31, 2016, the remaining unamortized loss on the termination of cash flow hedges is $21.3 million. Over the next twelve months, the Company estimates that $6.4 million will be reclassified from AOCL as an increase to interest expense.

Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 12: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure fair value is provided in Note 16: Fair Value Measurements.
Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a legally enforceable master netting agreement. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net positions are recorded in other assets for a net gain position and in other liabilities for a net loss position in the accompanying Consolidated Balance Sheets.
The following table is presented on a gross basis, prior to the application of counterparty netting agreements. Derivative assets and liabilities are shown net of cash collateral:

	At December 31, 2016			At December 31, 2015
(In thousands)	Gross Amount	Amount Offset	Net Amount (1) (2)	Gross Amount	Amount Offset	Net Amount(1) (2)
Derivative instrument assets
Hedged Accounting Positions	$3,270	$(3,270)	$—	$2,507	$(2,507)	$—
Non-Hedged Accounting Positions	32,457	(32,457)	—	2,438	(2,438)	—
Total	$35,727	$(35,727)	$—	$4,945	$(4,945)	$—

Derivative instrument liabilities
Hedged Accounting Positions	$792	$(792)	$—	$1,359	$(1,359)	$—
Non-Hedged Accounting Positions	24,508	(24,062)	446	40,368	(34,916)	5,452
Total	$25,300	$(24,854)	$446	$41,727	$(36,275)	$5,452

(1)	Net amount is net of $10.9 million and $31.3 million of cash collateral at December 31, 2016 and December 31, 2015, respectively, as presented in the accompanying Consolidated Balance Sheets.

(2)
Net amount excludes $42.5 million and $20.2 million of initial margin requirements posted at the derivative clearing organization at December 31, 2016 and December 31, 2015, respectively. Initial margin is recorded as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets

Counterparty Credit Risk
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $23.8 million in net margin collateral posted with financial counterparties at December 31, 2016, comprised of $42.5 million in initial margin and $18.7 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $38.7 million at December 31, 2016. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $26.4 million at December 31, 2016. The credit exposures are mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
When quoted market prices are not available, the Company engages an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or out of tolerance with expected results. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, single-issuer trust preferred securities, and corporate debt securities, are classified within Level 2 of the fair value hierarchy.
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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The Company consolidates the invested assets of the trust in other assets within the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income within the accompanying Consolidated Statements of Income. The cost basis of the investments held in the Rabbi Trust is $3.3 million as of December 31, 2016.
Alternative Investments. The Company generally records alternative investments at cost, subject to impairment testing. The alternative investments that are carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. There are certain funds in which the ownership percentage is greater than 3% and are, therefore, recorded at fair value on a recurring basis based upon the net asset value of the respective fund. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated. As such, these investments are classified within Level 3 of the fair value hierarchy. The Company has $7.7 million in unfunded commitments remaining for its alternative investments as of December 31, 2016. See the Investment Securities Portfolio section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company's alternative investments.
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of ASC Topic 825 "Financial Instruments." The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$734	$—	$—	$734
Agency CMO	—	419,706	—	419,706
Agency MBS	—	954,349	—	954,349
Agency CMBS	—	573,272	—	573,272
CMBS	—	477,365	—	477,365
CLO	—	427,390	—	427,390
Single issuer trust preferred securities	—	28,633	—	28,633
Corporate debt securities	—	109,642	—	109,642
Equities - financial services	—	—	—	—
Total available-for-sale investment securities	734	2,990,357	—	2,991,091
Gross derivative instruments, before netting (1)	250	77,387	—	77,637
Investments held in Rabbi Trust	5,119	—	—	5,119
Alternative investments	—	—	5,502	5,502
Originated loans held for sale (2)	—	60,260	—	60,260
Contingent consideration	—	—	—	—
Total financial assets held at fair value	$6,103	$3,128,004	$5,502	$3,139,609
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$120	$45,069	$—	$45,189
Contingent liability	—	—	—	—
Total financial liabilities held at fair value	$120	$45,069	$—	$45,189

	At December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$924	$—	$—	$924
Agency CMO	—	548,754	—	548,754
Agency MBS	—	1,065,109	—	1,065,109
Agency CMBS	—	215,350	—	215,350
CMBS	—	579,266	—	579,266
CLO	—	429,159	—	429,159
Single issuer trust preferred securities	—	37,170	—	37,170
Corporate debt securities	—	106,321	—	106,321
Equities - financial services	2,578	—	—	2,578
Total available-for-sale investment securities	3,502	2,981,129	—	2,984,631
Gross derivative instruments, before netting (1)	183	64,038	—	64,221
Investments held in Rabbi Trust	5,372	—	—	5,372
Alternative investments	—	—	3,471	3,471
Originated loans held for sale	—	—	—	—
Contingent Consideration	—	—	5,331	5,331
Total financial assets held at fair value	$9,057	$3,045,167	$8,802	$3,063,026
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$66	$42,486	$—	$42,552
Contingent liability	—	—	6,000	6,000
Total financial liabilities held at fair value	$66	$42,486	$6,000	$48,552

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 15: Derivative Financial Instruments.

(2)
Loans held for sale accounted for under the fair value option of ASC Topic 825 "Financial Instruments" at December 31, 2016. The Company made this policy election on loans originated for sale. See Note 1: Summary of Significant Accounting Policies.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Financial Assets
(In thousands)	Alternative Investments	Contingent Consideration	Total	Contingent Liability
Balance at January 1, 2016	$3,471	$5,331	$8,802	$6,000
Gain included in net income	349	2,690	3,039	—
Purchases/capital funding	1,682	—	1,682	—
Receipts	—	(8,021)	(8,021)	—
Payments	—	—	—	(6,000)
Balance at December 31, 2016	$5,502	$—	$5,502	$—
Contingent Consideration. As part of the health savings accounts acquisition, the contingent consideration arrangement entitled the Company to receive a rebate of the purchase price relating to the premium paid, for account attrition during the eighteen-month period beginning on the acquisition date of January 13, 2015. In periods subsequent to the initial valuation the fair value was adjusted for measurable attrition milestones. The contingent consideration was classified within Level 3 of the fair value hierarchy as the valuation is based on a contractual obligation that is reliant upon calculation inputs, and as such could be subject to miscalculation. On November 30, 2016, the funds were received to settle the contingent consideration arrangement.
Contingent Liability. As part of the health savings accounts acquisition, the contingent liability arrangement provided for the Company to assume a pre-existing liability as part of the transaction. The fair value of the contingency represented the estimated price to transfer the liability between market participants at the measurement date under current market conditions. The contingent liability was classified within Level 3 of the fair value hierarchy as its valuation was based upon unobservable inputs. On August 18, 2016, the funds were paid to settle the contingent liability arrangement.
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $3.9 million at December 31, 2016. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value, as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost, subject to impairment testing. When the carrying cost exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value with any change included as a component of other non-interest income in the accompanying Consolidated Statements of Income. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.

The following table presents the changes in fair value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2016	2015
Beginning balance	$33,568	$28,690
Originations of servicing assets	11,312	8,027
Changes in fair value:
Due to payoffs/paydowns	(2,447)	(2,741)
Due to market changes	9,642	(408)
Ending balance	$52,075	$33,568
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$7,374	Real Estate Appraisals	Discount for appraisal type	0%	-	15%
			Discount for costs to sell	8%
OREO	$166	Real Estate Appraisals	Discount for appraisal type	0%
			Discount for costs to sell	8%
Mortgage servicing assets	$52,075	Discounted cash flow	Constant prepayment rate	2.8%	-	27.7%
			Discount rates	1.9%	-	3.6%
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

The estimated fair values of selected financial instruments and servicing assets are as follows:

	At December 31,
	2016		2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$4,160,658	$4,125,125	$3,923,052	$3,961,534
Loans held for sale (1)	7,317	7,444	37,091	37,457
Level 3
Loans and leases, net	16,832,268	16,678,106	15,496,745	15,453,892
Mortgage servicing assets	24,466	52,075	20,698	33,568
Alternative investments	11,034	13,189	12,900	14,294
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$17,279,049	$17,279,049	$15,866,624	$15,866,624
Time deposits	2,024,808	2,024,395	2,086,154	2,095,357
Securities sold under agreements to repurchase and other borrowings	949,526	955,660	1,151,400	1,163,974
FHLB advances (2)	2,842,908	2,825,101	2,664,139	2,647,872
Long-term debt (2)	225,514	225,514	225,260	218,143

(1)
Loans held for sale that are accounted for at the lower of cost or market. At December 31, 2016, the amounts include transferred residential and commercial loans not originated for sale, and at December 31, 2015, the amounts include transferred commercial loans not originated for sale and residential loans originated for sale prior to the adoption of the fair value option of ASC Topic 825 "Financial Instruments."

(2)	The following adjustments to the carrying amount are not included for determination of fair value, see Note 10: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes

Note 17: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits are based upon employee earnings during the period of credited service. A SERP was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The SERP provides eligible participants with additional pension benefits. Webster Bank also provides other postretirement healthcare benefits to certain retired employees.
The Webster Bank Pension Plan and the SERP were frozen as of December 31, 2007. No additional benefits have been accrued since that time. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional qualified or supplemental retirement income after January 1, 2008, and the amount of their qualified and supplemental retirement income will not exceed the amount of benefits determined as of December 31, 2007.
During 2016, the Company made a discretionary $20.0 million contribution to the Webster Bank Pension Plan. Additional contributions to the Webster Bank Pension Plan will be made, as deemed appropriate by management, in conjunction with information provided by the plan’s actuaries.
There were $124 thousand and $241 thousand in company contributions to the SERP for the years ended December 31, 2016 and 2015, respectively.
The mortality assumptions used in the pension liability assessment for the year ended December 31, 2016 were the RP-2014 adjusted to 2006 dataset mortality table projected to measurement date with Mercer's mortality improvement scale MMP-2007.
The measurement date is December 31 for the Webster Bank Pension Plan, SERP, and other postretirement healthcare benefits.
The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other Benefits
(In thousands)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Beginning balance	$203,645	$210,548	$10,518	$10,041	$3,853	$4,133
Service cost	45	45	—	—	—	—
Interest cost	8,441	8,008	389	345	125	123
Actuarial loss (gain)	6,108	(8,588)	1,023	373	59	(178)
Benefits paid and administrative expenses	(6,731)	(6,368)	(124)	(241)	(185)	(225)
Ending balance	211,508	203,645	11,806	10,518	3,852	3,853
Change in plan assets:
Beginning balance	161,369	172,976	—	—	—	—
Actual return on plan assets	18,284	(5,239)	—	—	—	—
Employer contributions	20,000	—	124	241	185	225
Benefits paid and administrative expenses	(6,731)	(6,368)	(124)	(241)	(185)	(225)
Ending balance	192,922	161,369	—	—	—	—
Funded status of the plan at year end	$(18,586)	$(42,276)	$(11,806)	$(10,518)	$(3,852)	$(3,853)
The accumulated benefit obligation for the defined benefit pension and other postretirement benefits was $227.2 million and $218.0 million at December 31, 2016 and 2015, respectively.
Amounts recognized in the accompanying Consolidated Balance Sheets consist of the following:

	Pension Plan		SERP		Other Benefits
(In thousands)	2016	2015	2016	2015	2016	2015
Accrued expenses and other liabilities	$(18,586)	$(42,276)	$(11,806)	$(10,518)	$(3,852)	$(3,853)
The Company expects that $6.5 million in net actuarial loss will be recognized as a component of net periodic benefit cost in 2017.

The components of AOCL related to the defined benefit pension and other postretirement benefits at December 31, 2016 and 2015 are summarized below:

	Pension Plan		SERP		Other Benefits
(In thousands)	2016	2015	2016	2015	2016	2015
Net actuarial loss	$65,857	$73,238	$3,009	$2,412	$616	$591
Prior service cost	—	—	—	—	—	14
Total pre-tax amounts included in AOCL	65,857	73,238	3,009	2,412	616	605
Deferred tax benefit	23,727	26,447	1,084	871	222	218
Amounts included in accumulated AOCL, net of tax	$42,130	$46,791	$1,925	$1,541	$394	$387
Expected future benefit payments for the defined benefit pension and other postretirement benefits are presented below:

(In thousands)	Pension Plan	SERP	Other Benefits
2017	$7,786	$1,208	$404
2018	8,604	1,091	398
2019	8,654	8,104	387
2020	9,072	141	375
2021	9,828	140	358
2022-2026	53,711	683	1,457
The components of the net periodic benefit cost (benefit) for the defined benefit pension and other postretirement benefits were as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$45	$45	$40	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	8,441	8,008	8,068	389	345	364	125	123	139
Expected return on plan assets	(11,461)	(11,873)	(11,495)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	14	73	73
Recognized net loss	6,665	5,724	2,781	426	390	135	35	47	5
Net periodic benefit cost (benefit)	$3,690	$1,904	$(606)	$815	$735	$499	$174	$243	$217
Changes in funded status related to the defined benefit pension and other postretirement benefits and recognized as a component of OCI in the accompanying Consolidated Statements of Comprehensive Income as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net (gain) loss	$(715)	$8,525	$31,951	$1,023	$372	$1,145	$60	$(178)	$470
Amounts reclassified from AOCL	(6,665)	(5,724)	(2,781)	(426)	(390)	(134)	(35)	(47)	(5)
Amortization of prior service cost	—	—	—	—	—	—	(14)	(73)	(73)
Total (gain) loss recognized in OCI	$(7,380)	$2,801	$29,170	$597	$(18)	$1,011	$11	$(298)	$392
Fair Value Measurements
The following is a description of the valuation methodologies used for the pension plan assets measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:
Registered investment companies. Exchange traded funds are quoted at market prices in an exchange and active market, which represent the net asset values of shares held by the plan at year end. Money market funds are shown at cost, which approximates fair value. The exchange traded fund is benchmarked against the Standard & Poor's 500 Index.
Common collective trust funds. The net asset value (NAV), as provided by the trustee, is used as the fair value of the investments. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. Plan transactions (purchases and sales) may occur daily. Were the Plan to initiate a full redemption of the collective trust, the investment adviser reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner. The common collective trust funds performance are benchmarked against the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index.

Investment contract with insurance company. These investments are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. Holdings of insurance company investment contracts are classified as Level 3 investments.
A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2016				2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies:
Exchange traded funds	$31,526	$—	$—	$31,526	$28,329	$—	$—	$28,329
Cash and cash equivalents	701	—	—	701	295	—	—	295
Common collective trust funds:
Fixed Income funds	—	96,429	—	96,429	—	80,783	—	80,783
Equity Funds	—	63,285	—	63,285	—	51,028	—	51,028
Insurance company investment contract	—	—	793	793	—	—	934	934
Total	$32,227	$159,714	$793	$192,734	$28,624	$131,811	$934	$161,369
The following table sets forth a summary of changes in the fair value of Level 3 assets of the pension plan:

	Years ended December 31,
(In thousands)	2016	2015
Beginning balance	$934	$1,077
Unrealized gains relating to instruments still held at the reporting date	(10)	(28)
Benefit payments, administrative expenses, and interest income, net	(131)	(115)
Ending balance	$793	$934

Asset Management
The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of Pension Plan assets
	2017	2016	2015
Fixed income investments	50%	51%	51%
Equity investments	50	49	49
Total	100%	100%	100%
The Retirement Plan Committee is a fiduciary under ERISA and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Retirement Plan Committee in this function, it engages the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The investment policy guidelines and objectives is reviewed at a minimum annually by the Retirement Plan Committee.
The primary objective of the pension plan investment strategy is to provide long-term total return through capital appreciation and dividend and interest income. The Plan invests in registered investment companies and bank collective trusts. The volatility, as measured by standard deviation, of the pension plan assets should not exceed that of the Composite Index. The investment policy guidelines allow the pension plan assets to be invested in certain types of cash equivalents, fixed income securities, equity securities, mutual funds, and collective trusts. Investments in mutual funds and collective trust funds are substantially limited to funds with the securities characteristic of their assigned benchmarks.
The pension plan investment strategy is designed to maintain a diversified portfolio, with a target average long-term rate of 7.00%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly, and the portfolio is rebalanced as needed.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP		Other Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.01%	4.20%	3.63%	3.75%	3.27%	3.35%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Plan			SERP			Other Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.20%	3.85%	4.80%	3.75%	3.50%	4.25%	3.35%	3.15%	3.75%
Expected long-term return on assets	7.00%	7.00%	7.25%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	8.25%	8.00%	8.00%
The assumed healthcare cost-trend rate is 8.25% for 2016 and 2017, declining 1.0% each year thereafter until 2024 when the rate will be 4.75%. An increase of 1.0% in the assumed healthcare cost-trend rate for 2016 would have increased the net periodic postretirement benefit cost by $6 thousand and increased the accumulated benefit obligation by $205 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2016 would have decreased the net periodic postretirement benefit cost by $6 thousand and decreased the accumulated postretirement benefit obligation by $185 thousand.
Multiple-employer plan
Webster Bank, for the benefit of former employees of a bank acquired by the Company, is a sponsor of a multiple-employer pension plan that does not segregate the assets or liabilities of its employers participating in the plan. According to the plan administrator, as of July 1, 2016, the date of the latest actuarial valuation, Webster Bank’s portion of this plan was under-funded by $1.1 million.
The following table sets forth contributions and funding status of Webster Bank's portion of this plan:

(Dollars in thousands)			Contributions by Webster Bank for the year ended December 31,			Funded Status of the Plan at December 31,
Plan Name	Employer Identification Number	Plan Number	2016	2015	2014	2016	2015
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	$690	$340	$765	At least 80 percent	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer pension plan, there are no collective bargained contracts affecting its contribution or benefit provisions. Any shortfall amortization basis is being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to this plan did not exceed more than 5% of total contributions in the plan for the years ended December 31, 2016, 2015, and 2014.
Webster Bank Retirement Savings Plan
Webster Bank provides an employee retirement savings plan governed by section 401(k) of the Internal Revenue Code. Webster Bank matches 100% of the first 2% and 50% of the next 6% of employees’ pre-tax contributions based on annual compensation. If a participant fails to make a pre-tax contribution election within 90 days of his or her date of hire, automatic pre-tax contributions will commence 90 days after his or her date of hire at a rate equal to 3% of compensation.
Compensation and benefit expense included $11.1 million, $10.9 million, and $10.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, for employer contributions.

Note 18: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. The Plans have shareholder approval for up to 13.4 million shares of common stock. At December 31, 2016, there were 3.1 million common shares remaining available for grant, while no stock appreciation rights have been granted.
The following table provides a summary of stock compensation expense, and the related income tax benefit, recognized in the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2016	2015	2014
Stock options	$43	$379	$1,175
Restricted stock	11,395	10,556	9,048
Total stock compensation expense	$11,438	$10,935	$10,223

Income tax benefit	$4,132	$3,903	$3,553
At December 31, 2016 there was $12.3 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted-average period of 1.9 years.
The following table provides a summary of the activity under the stock compensation plans for the year ended December 31, 2016:

	Unvested Restricted Stock Awards						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2016	236,145	$32.58	2,088	$34.45	115,721	$34.14	1,527,074	$23.92
Granted	248,418	33.52	12,946	32.89	150,392	32.75	—	—
Exercised options	—	—	—	—	—	—	412,538	28.47
Vested restricted stock awards (1)	216,933	30.21	12,876	33.23	140,531	33.12	—	—
Forfeited	14,269	32.89	—	—	9,398	33.63	41,562	47.92
Balance at December 31, 2016	253,361	$32.24	2,158	$32.89	116,184	$33.62	1,072,974	$21.24

(1)	Vested for purposes of recording compensation expense.
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a three year performance period. The awards vest with a share quantity dependent on that performance, in a range from zero to150%. For the performance-based shares granted in 2016, 50% vest based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% vest based upon Webster's average of return on equity during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015, and 2014 was $11.6 million, $11.6 million, and $9.4 million, respectively.

Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to ten years. There have been no stock options granted since 2013. All awarded options have vested. There were 998,185 non-qualified stock options and 74,789 incentive stock options outstanding at December 31, 2016.
Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had they all exercised their options at that time. At December 31, 2016, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $35.5 million. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $6.4 million, $4.3 million, and $1.9 million, respectively.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2016:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 5.14 - 20.00	317,814	2.2	$8.95
$ 20.01 - 30.00	562,040	5.2	23.53
$ 30.01 - 40.00	151,715	1.0	32.03
$ 40.01 - 48.88	41,405	0.4	44.91
	1,072,974	3.5	$21.24
Note 19: Segment Reporting
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. These four reportable segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and reflects how discrete financial information is currently evaluated. The Company’s Treasury unit and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to GAAP reported amounts.
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

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$276,246	$365,151	$81,451	$11,350	$(15,685)	$718,513
Provision (benefit) for loan and lease losses	36,594	21,690	—	861	(2,795)	56,350
Net interest income (loss) after provision for loan and lease losses	239,652	343,461	81,451	10,489	(12,890)	662,163
Non-interest income	47,435	110,157	71,710	9,818	25,358	264,478
Non-interest expense	118,159	364,549	97,152	20,220	23,111	623,191
Income (loss) before income tax expense	168,928	89,069	56,009	87	(10,643)	303,450
Income tax expense (benefit)	53,622	28,273	17,779	27	(3,378)	96,323
Net income (loss)	$115,306	$60,796	$38,230	$60	$(7,265)	$207,127

	Year ended December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$255,845	$354,709	$73,433	$10,240	$(29,602)	$664,625
Provision (benefit) for loan and lease losses	30,160	19,603	—	386	(849)	49,300
Net interest income (loss) after provision for loan and lease losses	225,685	335,106	73,433	9,854	(28,753)	615,325
Non-interest income	37,784	108,604	62,475	9,183	19,731	237,777
Non-interest expense	109,718	330,692	81,449	19,781	13,701	555,341
Income (loss) before income tax expense	153,751	113,018	54,459	(744)	(22,723)	297,761
Income tax expense (benefit)	48,037	35,310	17,016	(233)	(7,098)	93,032
Net income (loss)	$105,714	$77,708	$37,443	$(511)	$(15,625)	$204,729

	Year ended December 31, 2014
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$238,186	$354,781	$38,822	$8,877	$(12,225)	$628,441
Provision (benefit) for loan and lease losses	13,088	26,345	—	765	(2,948)	37,250
Net interest income (loss) after provision for loan and lease losses	225,098	328,436	38,822	8,112	(9,277)	591,191
Non-interest income	37,270	103,543	28,553	9,843	22,899	202,108
Non-interest expense	102,374	324,312	40,900	18,691	15,323	501,600
Income (loss) before income tax expense	159,994	107,667	26,475	(736)	(1,701)	291,699
Income tax expense (benefit)	50,446	33,947	8,311	(232)	(499)	91,973
Net income (loss)	$109,548	$73,720	$18,164	$(504)	$(1,202)	$199,726
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At December 31, 2016	$8,518,830	$8,655,789	$83,987	$550,615	$8,263,308	$26,072,529
At December 31, 2015	7,505,513	8,441,950	95,815	493,571	8,104,269	24,641,118

Note 20: Commitments and Contingencies
Lease Commitments
Webster is obligated under various non-cancelable operating leases for properties used as banking centers and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or for equipment upgrades. Rental expense under the leases was $30.4 million, $21.5 million, and $20.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income.
Rental income from sub-leases on certain of these properties is netted as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.8 million for the years ended December 31, 2016, 2015, and 2014.
The following table summarizes future minimum rental payments and receipts under lease agreements:

	At December 31, 2016
(In thousands)	Rental Payments	Rental Receipts
2017	$28,713	$601
2018	27,046	451
2019	25,644	364
2020	23,900	293
2021	21,860	202
Thereafter	88,211	918
Total future minimum rental payments and receipts	$215,374	$2,829
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2016	2015
Commitments to extend credit	$5,224,280	$4,851,994
Standby letter of credit	128,985	133,294
Commercial letter of credit	46,497	45,742
Total credit-related financial instruments with off-balance sheet risk	$5,399,762	$5,031,030
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2016	2015	2014
Beginning balance	$2,119	$5,151	$4,384
Provision (benefit)	168	(3,032)	767
Ending balance	$2,287	$2,119	$5,151
The change in the provision is attributable to a benefit recorded in 2015. The benefit was the result of a change in a key assumption used in calculating expected incremental utilization of credit. The updated assumption is based on a more detailed analysis of customer behavior and performance in the months prior to a charge-off, rather than a general overall utilization rate, which should result in a better estimate of potential loss on credit-related financial instruments.
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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that at December 31, 2016 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 21: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2016	2015
Assets:
Cash and due from banks	$152,947	$279,644
Securities available for sale, at fair value	—	2,578
Intercompany debt securities	150,000	—
Investment in subsidiaries	2,425,398	2,345,457
Alternative investments	4,275	6,795
Other assets	24,659	15,263
Total assets	$2,757,279	$2,649,737
Liabilities and shareholders’ equity:
Senior notes	$148,194	$147,940
Junior subordinated debt	77,320	77,320
Accrued interest payable	2,589	2,591
Due to subsidiaries	365	48
Other liabilities	1,799	7,878
Total liabilities	230,267	235,777
Shareholders’ equity	2,527,012	2,413,960
Total liabilities and shareholders’ equity	$2,757,279	$2,649,737

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2016	2015	2014
Operating Income:
Dividend income from bank subsidiary	$145,000	$110,000	$100,000
Interest on securities and deposits	1,911	546	613
(Loss) gain on sale of investment securities, net	(2,410)	—	1,185
Alternative investments income	176	2,274	804
Other non-interest income	7,485	152	151
Total operating income	152,162	112,972	102,753
Operating Expense:
Interest expense on borrowings	9,981	9,665	10,041
Compensation and benefits	11,461	10,965	10,290
Other non-interest expense	6,278	6,005	4,562
Total operating expense	27,720	26,635	24,893
Income before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	124,442	86,337	77,860
Income tax benefit	3,086	2,929	8,798
Equity in undistributed earnings of subsidiaries and associated companies	79,599	115,463	113,068
Net income	$207,127	$204,729	$199,726

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2016	2015	2014
Net income	$207,127	$204,729	$199,726
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities	584	(2,109)	725
Net unrealized gains (losses) on derivative instruments	1,223	1,223	(2,932)
Other comprehensive loss of subsidiaries and associated companies	(694)	(20,959)	(5,505)
Other comprehensive income (loss), net of tax	1,113	(21,845)	(7,712)
Comprehensive income	$208,240	$182,884	$192,014

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2016	2015	2014
Operating activities:
Net income	$207,127	$204,729	$199,726
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(79,599)	(115,463)	(113,068)
Stock-based compensation	11,438	10,935	10,223
Gain on redemption of other assets	(7,331)	—	—
Other, net	(3,736)	9,066	(10,721)
Net cash provided by operating activities	127,899	109,267	86,160
Investing activities:
Purchases of available for sale securities	—	—	(3,500)
Proceeds from sale of available for sale securities	1,089	—	3,499
Purchases of intercompany debt securities	(150,000)	—	—
Net cash used for investing activities	(148,911)	—	(1)
Financing activities:
Issuance of long-term debt	—	—	150,000
Repayment of long-term debt	—	—	(150,000)
Cash dividends paid to common shareholders	(89,522)	(80,964)	(67,431)
Cash dividends paid to preferred shareholders	(8,096)	(8,711)	(10,556)
Exercise of stock options	11,762	3,060	2,221
Excess tax benefits from stock-based compensation	3,204	2,338	1,161
Common stock issued	—	—	435
Common stock repurchased/shares acquired related to employee share-based plans	(22,870)	(17,815)	(13,067)
Common stock warrants repurchased	(163)	(23)	(3)
Net cash used for financing activities	(105,685)	(102,115)	(87,240)
(Decrease) increase in cash and due from banks	(126,697)	7,152	(1,081)
Cash and due from banks at beginning of year	279,644	272,492	273,573
Cash and due from banks at end of year	$152,947	$279,644	$272,492

Note 22: Selected Quarterly Consolidated Financial Information (Unaudited)

	2016
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$202,335	$202,431	$205,715	$211,432
Interest expense	26,183	25,526	25,518	26,173
Net interest income	176,152	176,905	180,197	185,259
Provision for loan and lease losses	15,600	14,000	14,250	12,500
Non-interest income	62,374	65,075	66,412	70,617
Non-interest expense	152,445	152,778	156,097	161,871
Income before income tax expense	70,481	75,202	76,262	81,505
Income tax expense	23,434	24,599	24,445	23,845
Net income	$47,047	$50,603	$51,817	$57,660

Earnings applicable to common shareholders	$44,921	$48,398	$49,634	$55,501

Earnings per common share:
Basic	$0.49	$0.53	$0.54	$0.61
Diluted	0.49	0.53	0.54	0.60

	2015
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$182,912	$186,970	$191,998	$198,160
Interest expense	23,148	23,459	23,988	24,820
Net interest income	159,764	163,511	168,010	173,340
Provision for loan and lease losses	9,750	12,750	13,000	13,800
Non-interest income	57,561	59,245	61,292	59,679
Non-interest expense	134,087	137,537	139,937	143,780
Income before income tax expense	73,488	72,469	76,365	75,439
Income tax expense	23,984	20,426	24,995	23,627
Net income	$49,504	$52,043	$51,370	$51,812

Earnings applicable to common shareholders	$46,719	$49,819	$49,176	$49,646

Earnings per common share:
Basic	$0.52	$0.55	$0.54	$0.54
Diluted	0.51	0.55	0.53	0.54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of Webster’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, because of the material weakness in internal control over financial reporting described below, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Webster’s disclosure controls and procedures were not effective as of the end of the period covered by this report.
Internal Control over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2016. As of December 31, 2016, senior management concluded that Webster did not maintain effective internal control over financial reporting due to a material weakness. The material weakness discussed below was originally identified in the assessment of internal control that was conducted as of December 31, 2016. The reports of Webster’s management and of Webster’s independent registered public accounting firm follow.
Management’s Report on Internal Control over Financial Reporting
The management of Webster Financial Corporation and its Subsidiaries ("Webster" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 as a result of an identified material weakness resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented.
Based on management's assessment, and as a result of the material weakness discussed above, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
The Company’s independent registered public accounting firm, KPMG LLP, have been engaged to render an independent professional opinion on the financial statements and issue an attestation report on the Company’s internal control over financial reporting, based on procedures conducted in accordance with auditing standards of the Public Company Accounting Oversight Board. Their opinion on the financial statements expressed an unqualified opinion on those consolidated financial statements, and their attestation on internal control over financial reporting expressed an adverse opinion.

Remediation Plan
In response to the material weakness identified above, the Company has implemented or is in the process of implementing changes to its internal control over financial reporting, including: 1) engaged a qualified external expert to recalculate the value of the allowance for loan and lease losses that was independent of management’s valuation and found no differences, 2) hired a qualified and highly experienced Allowance for Loan Loss Manager to ensure the effectiveness of management’s review of the allowance for loan loss model and related changes in modeling assumptions, 3) hired a new Director of Internal Controls and 4) contracted with an independent third party expert to reassess the end-to-end design of internal controls over the allowance process to ensure more comprehensive oversight exists that operates at the level of precision that would prevent a material misstatement from being recorded.

/s/ James C. Smith	/s/ Glenn I. MacInnes
James C. Smith	Glenn I. MacInnes
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Webster Financial Corporation:
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s allowance for loan and lease losses process has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Webster Financial Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to remediation plans, or results thereof taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Hartford, Connecticut
March 1, 2017

ITEM 9B. OTHER INFORMATION
Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information for Webster’s executive officers, each of whom is appointed to serve for a one-year period:

	Age at
Name	December 31, 2016	Positions Held
James C. Smith	67	Chairman, Chief Executive Officer and Director
Joseph J. Savage	64	Executive Vice Chairman and Director of Webster Bank
John R. Ciulla	51	President and Director of Webster Bank
Glenn I. MacInnes	55	Executive Vice President and Chief Financial Officer
Daniel H. Bley	48	Executive Vice President and Chief Risk Officer
Colin D. Eccles	58	Executive Vice President and Chief Information Officer
Bernard M. Garrigues	58	Executive Vice President and Chief Human Resources Officer
Nitin J. Mhatre	46	Executive Vice President, Community Banking
Dawn C. Morris	49	Executive Vice President and Chief Marketing Officer
Christopher J. Motl	46	Executive Vice President, Commercial Banking
Charles L. Wilkins	55	Executive Vice President, HSA Bank
Harriet Munrett Wolfe	63	Executive Vice President, General Counsel and Secretary
Gregory S. Madar	54	Senior Vice President and Chief Accounting Officer
Information concerning the principal occupation of these executive officers of Webster Financial Corporation and Webster Bank during at least the last five years is set forth below:
James C. Smith is Chairman and Chief Executive Officer of Webster and Webster Bank. Mr. Smith joined Webster Bank in 1975 and was appointed CEO of the bank and the holding company in 1987 and Chairman in 1995. He was elected President, Chief Operating Officer and a director of Webster Bank in 1982 and of the holding company at its inception in 1986. He served as President of Webster and Webster Bank until 2000, and again from 2008 through 2011. Mr. Smith serves as Vice Chairman of the Midsize Banks Coalition of America.  He is a past member of the board of directors of the American Bankers Association and served several years as co-chairman of the ABA’s American Bankers Council for midsize banks. He is a past member of the board of directors of the Financial Services Roundtable. Mr. Smith served as a member of the Federal Advisory Council, which advises the deliberations of the Federal Reserve Board of Governors, and served on the board of directors of the Federal Reserve Bank of Boston.  He served on the board of directors of the Federal Home Loan Bank of Boston. He served on the executive committee of the Connecticut Bankers Association. Mr. Smith is actively engaged in community service and supports numerous civic organizations including serving as General Chairman of the Hartford Bishops’ Foundation; serving on the Trinity Health-New England Strategic Planning Committee; and serving until very recently as a member of Saint Mary’s Health System board in Waterbury, Connecticut.
Joseph J. Savage is Executive Vice Chairman of Webster and Webster Bank. He joined Webster in April 2002 as Executive Vice President, Commercial Banking and was promoted to President of Webster Bank and elected to the board of directors of Webster Bank in January 2014. He was appointed to his current position in October 2015. Prior to joining Webster, Mr. Savage was Executive Vice President of the Communications and Energy Banking Group for CoBank in Denver, Colorado from 1996 to April 2002. He serves on the board of directors of Horizon Technology Finance Corporation, (NASDAQ: HRZN). Mr. Savage serves as a director of the Travelers Championship Committee. He serves as Chairman of the MetroHartford Alliance, and also serves on the board of the Bushnell and the Connecticut Bankers Association. He was also the chair of the 2013-14 United Way Campaign for United Way of Central and Northeastern Connecticut.
John R. Ciulla is President of Webster and Webster Bank. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the company, including chief credit risk officer and senior vice president, commercial banking, where he was responsible for several business units. He was promoted from executive vice president and head of Middle market banking to lead Commercial Banking in January 2014 and President in October 2015. Prior to joining Webster, Mr. Ciulla was managing director of The Bank of New York, where he worked from 1997 to 2004. He is the Chairman of the board of the Connecticut Business & Industry Association and serves on the board of the Business Council of Fairfield County.

Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of senior positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
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
Nitin J. Mhatre is Executive Vice President, Head of Community Banking of Webster and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August of 2013. Prior to joining Webster, Mr. Mhatre worked at Citigroup across multiple geographies including St. Louis, Missouri, Stamford, Connecticut, Guam, USA and India, in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Mr. Mhatre is a board member of Consumer Bankers Association headquartered in Washington, D.C., and also serves on the board of Junior Achievement of Southwest New England.
Dawn C. Morris is Executive Vice President, Chief Marketing Officer of Webster and Webster Bank. She joined Webster in March 2014. Prior to joining Webster, Ms. Morris was with Citizens Bank in Dedham, Mass., where she served in a variety of roles, including head of customer segment management, product and segment marketing, and business banking product management. Earlier in her career, Ms. Morris worked in a number of business line and marketing roles at RBC Bank in North Carolina. Ms. Morris serves on the boards of The Hartford Stage, Marketing EDGE and the Girl Scouts of Connecticut. She is also on the Executive Committee for the Connecticut Veterans Day Parade and is co-chair with Connecticut Governor Dannel Malloy of the Governor’s Prevention Partnership.
Christopher J. Motl is Executive Vice President, Head of Commercial Banking of Webster and Webster Bank. He joined Webster in 2004 and was most recently Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of Special Olympics of Connecticut.
Charles L. Wilkins is Executive Vice President and Head of HSA Bank of Webster and Webster Bank. He joined Webster in 2014. Prior to joining Webster, he was president of his own consulting practice specializing in healthcare and financial services from June 2012 to December 2013. Prior to this, Mr. Wilkins was general manager and chief executive officer of OptumHealth Financial Services, a division of UnitedHealth Group in Minnesota from August 2007 to June 2012. He is an active volunteer with the American Heart Association and the American Diabetes Association.
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

Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. It has also adopted Corporate Governance Guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive, and Risk Committees of the Board of Directors. The Corporate Governance Guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on Webster's website (www.websterbank.com).
You can also obtain a printed copy of any of these documents without charge by contacting Webster at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned "Information as to Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Webster's Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Proxy Statement under the sections captioned "Compensation Discussion and Analysis" and "Compensation of Directors," and the information included therein is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	1,072,974	$21.24	3,125,482
Plans not approved by shareholders	—	—	—
Total	1,072,974	$21.24	3,125,482
Further information required by this Item is omitted herewith and may be found under the sections captioned "Stock Owned by Management" and "Principal Holders of Voting Securities of Webster" in the Proxy Statement and such information included therein is incorporated herein by reference. Additional information is presented in Note 18: Share-Based Plans in the Notes to Consolidated Financial Statements contained elsewhere in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is omitted from this report and may be found under the sections captioned "Certain Relationships," "Compensation Committee Interlocks and Insider Participation" and "Corporate Governance" in the Proxy Statement and the information included therein is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is omitted from this report and may be found under the section captioned "Auditor Fee Information" in the Proxy Statement and the information included therein is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

WEBSTER FINANCIAL CORPORATION

By	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2017.

Signature:	Title:

/s/ James C. Smith	Chairman and Chief Executive Officer
James C. Smith	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Gregory S. Madar	Senior Vice President – Chief Accounting Officer
Gregory S. Madar	(Principal Accounting Officer)

/s/ William L. Atwell	Director
William L. Atwell

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ John J. Crawford	Director
John J. Crawford

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ C. Michael Jacobi	Director
C. Michael Jacobi

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

/s/ Lauren C. States	Director
Lauren C. States

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4	Instruments Defining the Rights of Security Holders.
4.1	Specimen common stock certificate		10-K	4.1	3/10/2006
4.2	Specimen stock certificate for the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	4.1	6/11/2008
4.3	Form of specimen stock certificate for the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-K	4.3	12/4/2012
4.4	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.5	Warrant to purchase shares of Corporation common stock		8-K	4.2	11/24/2008
4.6	Deposit Agreement, dated as of December 4, 2012, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/04/2012
4.7	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.8	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
10	Material Contracts
10.1	Amended and Restated 1992 Stock Option Plan		10-Q	10.1	5/2/2012
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/7/2008
10.5	Employee Stock Purchase Plan		DEF 14A	A	3/23/2000
10.6	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and James C. Smith, Glenn I. MacInnes and Joseph J. Savage		8-K	10.1	12/27/2012

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
10.7	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.13	2/28/2013
10.8	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.9	Form of Non-Competition Agreement, effective as of December 31, 2012, between Webster Financial Corporation and James C. Smith, and Joseph J. Savage		8-K	10.2	12/27/2012
10.10	Description of Arrangement for Directors Fees.	X
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Colin D. Eccles, Daniel M. FitzPatrick, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.22	2/28/2013
10.12	Non-Solicitation Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.18	2/28/2014
10.13	Change in Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.3	5/7/2014
10.14	Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.4	5/7/2014
10.15	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014
10.16	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.17	Non-Competition Agreement, dated as of November 13, 2014, between Webster Bank, N.A., acting through its division, HSA Bank, and Charles L. Wilkins		10-K	10.22	2/27/2015
10.18	Non-Competition Agreement, dated as of February 24, 2016, between Webster Bank, N.A., and Nitin Mhatre		10-K	10.18	2/29/2016
10.19	Non-Competition Agreement, dated as of February 24, 2016, between Webster Bank, N.A., and Daniel H. Bley		10-K	10.19	2/29/2016
10.20	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes	X

21	Subsidiaries.	X
23.1	Consent of KPMG LLP.	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
Note: Exhibit numbers 10.1 – 10.20 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.