Form 10-Q
period 2017-03-31
WEBSTER FINANCIAL CORP
filed 2017-05-05
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2017
Commission File Number: 001-31486
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 28, 2017 was 92,204,805

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CDI	Core deposit intangible assets
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LBP	Look back period
LEP	Loss emergence period
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PPNR	Pre-tax, pre-provision net revenue
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

ii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$184,044	$190,663
Interest-bearing deposits	38,150	29,461
Securities available-for-sale	2,897,060	2,991,091
Securities held-to-maturity (fair value of $4,170,403 and $4,125,125)	4,212,050	4,160,658
Federal Home Loan Bank and Federal Reserve Bank stock	163,557	194,646
Loans held for sale (valued under fair value option $28,698 and $60,260)	28,698	67,577
Loans and leases	17,094,499	17,026,588
Allowance for loan and lease losses	(199,107)	(194,320)
Loans and leases, net	16,895,392	16,832,268
Deferred tax assets, net	76,869	84,391
Premises and equipment, net	134,551	137,413
Goodwill	538,373	538,373
Other intangible assets, net	32,619	33,674
Cash surrender value of life insurance policies	521,427	517,852
Accrued interest receivable and other assets	280,126	294,462
Total assets	$26,002,916	$26,072,529
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$3,913,058	$4,021,061
Interest-bearing	16,328,599	15,282,796
Total deposits	20,241,657	19,303,857
Securities sold under agreements to repurchase and other borrowings	807,573	949,526
Federal Home Loan Bank advances	1,922,832	2,842,908
Long-term debt	225,577	225,514
Accrued expenses and other liabilities	244,919	223,712
Total liabilities	23,442,558	23,545,517
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,679,599 and 93,651,601 shares)	937	937
Paid-in capital	1,124,900	1,125,937
Retained earnings	1,460,026	1,425,320
Treasury stock, at cost (1,697,934 and 1,899,502 shares)	(71,188)	(70,899)
Accumulated other comprehensive loss, net of tax	(77,027)	(76,993)
Total shareholders' equity	2,560,358	2,527,012
Total liabilities and shareholders' equity	$26,002,916	$26,072,529
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2017	2016
Interest Income:
Interest and fees on loans and leases	$167,808	$149,808
Taxable interest and dividends on securities	45,940	48,039
Non-taxable interest on securities	5,616	4,215
Loans held for sale	316	273
Total interest income	219,680	202,335
Interest Expense:
Deposits	13,435	12,299
Securities sold under agreements to repurchase and other borrowings	3,540	4,173
Federal Home Loan Bank advances	7,493	7,247
Long-term debt	2,548	2,464
Total interest expense	27,016	26,183
Net interest income	192,664	176,152
Provision for loan and lease losses	10,500	15,600
Net interest income after provision for loan and lease losses	182,164	160,552
Non-interest Income:
Deposit service fees	37,006	34,925
Loan and lease related fees	7,208	5,044
Wealth and investment services	7,273	7,195
Mortgage banking activities	2,266	3,260
Increase in cash surrender value of life insurance policies	3,575	3,653
Gain on sale of investment securities, net	—	320
Impairment loss on securities recognized in earnings	—	(149)
Other income	5,714	8,126
Total non-interest income	63,042	62,374
Non-interest Expense:
Compensation and benefits	88,276	80,710
Occupancy	16,179	15,069
Technology and equipment	21,608	19,938
Intangible assets amortization	1,055	1,554
Marketing	5,441	4,924
Professional and outside services	4,276	2,811
Deposit insurance	6,732	6,786
Other expense	20,217	20,653
Total non-interest expense	163,784	152,445
Income before income tax expense	81,422	70,481
Income tax expense	21,951	23,434
Net income	59,471	47,047
Preferred stock dividends and other	(2,129)	(2,126)
Earnings applicable to common shareholders	$57,342	$44,921

Earnings per common share:

Basic	$0.62	$0.49
Diluted	0.62	0.49
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2017	2016
Net income	$59,471	$47,047
Other comprehensive (loss) income, net of tax:
Total available-for-sale and transferred securities	(2,225)	7,505
Total derivative instruments	1,159	(952)
Total defined benefit pension and other postretirement benefit plans	1,032	1,156
Other comprehensive (loss) income, net of tax	(34)	7,709
Comprehensive income	$59,437	$54,756
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	59,471	—	—	59,471
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Dividends and dividend equivalents declared on common stock $0.25 per share	—	—	39	(23,133)	—	—	(23,094)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Common stock issued	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	392	4,834	—	5,226
Exercise of stock options	—	—	(1,076)	—	3,869	—	2,793
Common shares acquired related to stock compensation plan activity	—	—	—	—	(8,992)	—	(8,992)
Common stock repurchase program	—	—	—	—	—	—	—
Common stock warrants repurchased	—	—	—	—	—	—	—
Balance at March 31, 2017	$122,710	$937	$1,124,900	$1,460,026	$(71,188)	$(77,027)	$2,560,358

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	47,047	—	—	47,047
Other comprehensive income, net of tax	—	—	—	—	—	7,709	7,709
Dividends and dividend equivalents declared on common stock $0.23 per share	—	—	32	(21,171)	—	—	(21,139)
Dividends on Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Stock-based compensation, net of tax impact	—	—	2,138	(51)	2,638	—	4,725
Exercise of stock options	—	—	(407)	—	709	—	302
Common shares acquired related to stock compensation plan activity	—	—	—	—	(4,425)	—	(4,425)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at March 31, 2016	$122,710	$937	$1,125,925	$1,339,749	$(84,138)	$(70,397)	$2,434,786
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2017	2016
Operating Activities:
Net income	$59,471	$47,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,500	15,600
Deferred tax expense	7,548	16,847
Depreciation and amortization	9,637	8,921
Amortization of earning assets and funding, premiums/discounts, net	13,619	12,215
Stock-based compensation	3,318	2,783
Gain on sale, net of write-down, on foreclosed and repossessed assets	(74)	(378)
Write-down on premises and equipment	530	288
Impairment loss on securities recognized in earnings	—	149
Gain on the sale of investment securities, net	—	(320)
Increase in cash surrender value of life insurance policies	(3,575)	(3,653)
Mortgage banking activities	(2,266)	(3,260)
Proceeds from sale of loans held for sale	106,620	85,161
Origination of loans held for sale	(72,984)	(73,491)
Net decrease (increase) in derivative contract assets net of liabilities	15,832	(77,358)
Net increase in accrued interest receivable and other assets	(6,673)	(24,866)
Net increase in accrued expenses and other liabilities	2,590	8,267
Net cash provided by operating activities	144,093	13,952
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(8,689)	128,102
Purchases of available for sale securities	(52,031)	(190,431)
Proceeds from maturities and principal payments of available for sale securities	160,350	125,534
Proceeds from sales of available for sale securities	—	43,211
Purchases of held-to-maturity securities	(234,477)	(222,906)
Proceeds from maturities and principal payments of held-to-maturity securities	175,881	126,999
Net proceeds of Federal Home Loan Bank stock	31,089	—
Alternative investments return of capital (capital call), net	563	(1,294)
Net increase in loans	(76,329)	(215,546)
Proceeds from loans not originated for sale	7,445	8,247
Proceeds from the sale of foreclosed and repossessed assets	1,285	1,983
Additions to premises and equipment	(7,232)	(12,441)
Proceeds from redemption of other assets	7,581	—
Net cash provided by (used for) investing activities	5,436	(208,542)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2017	2016
Financing Activities:
Net increase in deposits	937,040	771,797
Proceeds from Federal Home Loan Bank advances	3,875,000	4,545,000
Repayments of Federal Home Loan Bank advances	(4,795,073)	(4,846,005)
Net decrease in securities sold under agreements to repurchase and other borrowings	(141,953)	(241,251)
Dividends paid to common shareholders	(22,939)	(20,913)
Dividends paid to preferred shareholders	(2,024)	(2,024)
Exercise of stock options	2,793	302
Excess tax benefits from stock-based compensation	—	1,959
Common stock issued	—	—
Common stock repurchase program	—	(11,206)
Common shares purchased related to stock compensation plan activity	(8,992)	(4,425)
Common stock warrants repurchased	—	(163)
Net cash (used for) provided by financing activities	(156,148)	193,071
Net decrease in cash and due from banks	(6,619)	(1,519)
Cash and due from banks at beginning of period	190,663	199,693
Cash and due from banks at end of period	$184,044	$198,174

Supplemental disclosure of cash flow information:
Interest paid	$26,797	$28,301
Income taxes paid	5,386	6,248
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$1,410	$1,640
Transfer of loans from portfolio to loans-held-for-sale	—	11,186

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At March 31, 2017, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
Webster delivers financial services to individuals, families, and businesses primarily within its regional footprint from New York to Massachusetts. Webster provides business and consumer banking, mortgage lending, financial planning, trust, and investment services through banking offices, ATMs, mobile banking, and its internet website (www.websterbank.com or www.wbst.com). Webster also offers equipment financing, commercial real estate lending, and asset-based lending primarily across the Northeast. On a nationwide basis, through its HSA Bank division, Webster Bank offers and administers health savings accounts, flexible spending accounts, health reimbursement accounts, and commuter benefits.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP. The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2017.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on total assets, total liabilities and shareholders' equity, non-interest income, non-interest expense, net cash provided by operating activities, and net cash used for investing activities.
Significant Accounting Policy Updates
Centrally Cleared Derivatives
Effective during the first quarter of 2016, the Company offset the variation margin pertaining to derivatives reported on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty against the net derivative position on the Company's balance sheets. The Chicago Mercantile Exchange have amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear, as settlements rather than collateral, effective January 3, 2017.
The Company has updated its significant accounting policies to classify variation margins deemed to be legal settlements as a single unit of account with the derivative for accounting and presentation purposes. The policy update does not result in a change in the presentation of the Company's balance sheets as the Company previously offset the variation margin pertaining to derivatives reporting on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty against the net derivative position.
Accounting Standards Adopted during 2017
Effective January 1, 2017, the following new accounting guidance was adopted by the Company:
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payment Accounting
The Update impacted the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Update requires the Company to recognize the income tax effects of awards in the income statement on a prospective basis when the awards vest or are settled, compared to within additional paid-in capital. As a result, applicable excess tax benefits and tax deficiencies are recorded as an income tax benefit or expense, respectively. The Company elected to present the classification on the statement of cash flows on a prospective basis to better align this presentation with the income tax effects.
The adoption of the Update resulted in the recognition of an income tax benefit of $4.8 million during the first quarter of 2017, compared with $1.9 million recognized in additional paid-in capital during the first quarter of 2016. The impact of the Update will vary from period to period based on the Company's stock price and the quantity of shares that vest or are settled within a period.

The Update also requires the Company to elect the accounting for forfeitures of share-based payments by either (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company elected to account for forfeitures of share-based payments by estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, which is in accordance with the Company's previous accounting practices.
The adoption of this accounting standard did not have a material impact on the Company's financial statements.
ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.
The Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Update requires the assessment of embedded call (put) options solely in accordance with the four-step decision sequence. The Update clarified Companies are not required to assess whether the event triggering the ability to exercise the call/put option was also clearly and closely related.
The adoption of this accounting standard did not have a material impact on the Company's financial statements, as the Company does not performed the additional step of assessing whether the event triggering the ability to exercise the call/put option was clearly and closely related, which was deemed not required by the Update.
Accounting Standards Issued but not yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.
The Update eliminates Step 2 from the goodwill impairment analysis. Step 2, requires the Company to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Under current guidance, Step 2 testing would be performed only if Step 1 testing indicated the fair value of the reporting unit is below the reporting unit’s carrying amount.
Once effective the Update will require the Company to record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, eliminating the step 2 requirements. The Company intends to adopt the Update for the first quarter of 2020. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2017-7, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The Update requires the Company to disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.
The new guidance will be applied on a retrospective basis. The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.
ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.
The Update is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. Specifically, the Update shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Update is being issued in response to concerns from stakeholders that, current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised.
The Update, upon adoption, is expected to accelerate the Company’s recognition of premium amortization on debt securities held within the portfolio. The amendments in the Update will be applied on a modified retrospective basis through a cumulative-effect adjustment directly through retained earnings upon adoption.
Management is in the process of evaluating the full impact of adopting the Update including, but not limited to the following:

•	Modifying system amortization requirements;

•	Evaluation of premiums associated with debt securities to determine the appropriate cumulative-effect adjustment; and

•	Establishing new accounting policies pertaining to premium amortization on purchased callable debt securities.
The Update is effective for the first quarter of 2019, early adoption is permitted. The Company is evaluating the potential to early adopt the Update.

ASU No. 2016-16, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.
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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.
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
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606).
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

The Company has performed a scoping analysis for revenue account balances. The Update is expected to have limited to no impact on the Company's total interest income. The Update impacts the Company's wealth and investment services, administrative services for customer deposit accounts, interchange fees, sale of of owned real estate properties. The extent of the Update on these revenue lines is being evaluated by the Company. An entity may elect either a full retrospective or a modified retrospective application. ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606), defers the effective date to annual and interim periods beginning after December 15, 2017.
The Company intends to adopt the Update for the first quarter of 2018. Adoption is not anticipated to have a material impact on the Company's financial statements.
Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At March 31, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$1,854	$—	$(1)	$1,853	$734	$—	$—	$734
Agency CMO	387,389	3,158	(3,340)	387,207	419,865	3,344	(3,503)	419,706
Agency MBS	929,729	4,049	(20,165)	913,613	969,460	4,398	(19,509)	954,349
Agency CMBS	604,335	—	(17,220)	587,115	587,776	63	(14,567)	573,272
CMBS	497,579	3,472	(313)	500,738	473,974	4,093	(702)	477,365
CLO	366,102	2,577	(22)	368,657	425,083	2,826	(519)	427,390
Single issuer trust preferred securities	30,412	97	(1,183)	29,326	30,381	—	(1,748)	28,633
Corporate debt securities	107,862	1,108	(419)	108,551	108,490	1,502	(350)	109,642
Securities available-for-sale	$2,925,262	$14,461	$(42,663)	$2,897,060	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$317,641	$1,678	$(3,554)	$315,765	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,330,163	23,784	(43,325)	2,310,622	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	591,154	116	(3,062)	588,208	547,726	694	(1,348)	547,072
Municipal bonds and notes	690,652	3,780	(23,890)	670,542	655,813	4,389	(25,749)	634,453
CMBS	281,100	3,322	(503)	283,919	298,538	4,107	(411)	302,234
Private Label MBS	1,340	7	—	1,347	1,677	12	—	1,689
Securities held-to-maturity	$4,212,050	$32,687	$(74,334)	$4,170,403	$4,160,658	$37,567	$(73,100)	$4,125,125

Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may, in future periods, be required to recognize OTTI in earnings.
The following table presents the changes in OTTI:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$3,243	$3,288
Reduction for securities sold or called	(12)	—
Additions for OTTI not previously recognized in earnings	—	149
Ending balance	$3,231	$3,437

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At March 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury Bills	$1,118	$(1)	$—	$—	1	$1,118	$(1)
Agency CMO	106,502	(2,096)	65,168	(1,244)	19	171,670	(3,340)
Agency MBS	510,698	(11,072)	246,030	(9,093)	101	756,728	(20,165)
Agency CMBS	587,115	(17,220)	—	—	34	587,115	(17,220)
CMBS	13,044	(40)	29,752	(273)	7	42,796	(313)
CLO	25,000	(1)	16,262	(21)	2	41,262	(22)
Single issuer trust preferred securities	8,756	(115)	16,251	(1,068)	4	25,007	(1,183)
Corporate debt securities	—	—	7,321	(419)	2	7,321	(419)
Total available-for-sale in an unrealized loss position	$1,252,233	$(30,545)	$380,784	$(12,118)	170	$1,633,017	$(42,663)
Held-to-maturity:
Agency CMO	$158,710	$(3,139)	$16,573	$(415)	16	$175,283	$(3,554)
Agency MBS	1,403,600	(34,375)	261,240	(8,950)	158	1,664,840	(43,325)
Agency CMBS	485,207	(3,062)	—	—	39	485,207	(3,062)
Municipal bonds and notes	422,810	(23,888)	1,193	(2)	210	424,003	(23,890)
CMBS	80,740	(503)	—	—	10	80,740	(503)
Total held-to-maturity in an unrealized loss position	$2,551,067	$(64,967)	$279,006	$(9,367)	433	$2,830,073	$(74,334)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury Bills	$—	$—	$—	$—	—	$—	$—
Agency CMO	107,853	(2,168)	67,351	(1,335)	15	175,204	(3,503)
Agency MBS	512,075	(10,503)	252,779	(9,006)	97	764,854	(19,509)
Agency CMBS	554,246	(14,567)	—	—	32	554,246	(14,567)
CMBS	12,427	(24)	63,930	(678)	12	76,357	(702)
CLO	49,946	(54)	50,237	(465)	5	100,183	(519)
Single issuer trust preferred securities	—	—	28,633	(1,748)	5	28,633	(1,748)
Corporate debt securities	—	—	7,384	(350)	2	7,384	(350)
Total available-for-sale in an unrealized loss position	$1,236,547	$(27,316)	$470,314	$(13,582)	168	$1,706,861	$(40,898)
Held-to-maturity:
Agency CMO	$163,439	$(3,339)	$17,254	$(485)	16	$180,693	$(3,824)
Agency MBS	1,394,623	(32,942)	273,779	(8,826)	150	1,668,402	(41,768)
Agency CMBS	347,725	(1,348)	—	—	25	347,725	(1,348)
Municipal bonds and notes	384,795	(25,745)	1,192	(4)	196	385,987	(25,749)
CMBS	60,768	(411)	—	—	8	60,768	(411)
Total held-to-maturity in an unrealized loss position	$2,351,350	$(63,785)	$292,225	$(9,315)	395	$2,643,575	$(73,100)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to be other-than-temporarily impaired at March 31, 2017.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $3.3 million on the Company’s investment in Agency CMO at March 31, 2017, compared to $3.5 million at December 31, 2016. Unrealized losses and market rates were approximately the same at March 31, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $20.2 million on the Company’s investment in Agency MBS at March 31, 2017, compared to $19.5 million at December 31, 2016. Unrealized losses and market rates were approximately the same at March 31, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency CMBS. There were unrealized losses of $17.2 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at March 31, 2017, compared to $14.6 million at December 31, 2016. Unrealized losses increased due to higher spreads for this asset class which resulted in lower security prices since December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
CMBS. There were unrealized losses of $0.3 million on the Company’s investment in CMBS at March 31, 2017, compared to $0.7 million at December 31, 2016. The portfolio of mainly floating rate CMBS experienced decreased market spreads which resulted in higher market prices and smaller unrealized losses at March 31, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $22 thousand on the Company's investment in CLO at March 31, 2017, compared to $0.5 million at December 31, 2016. Unrealized losses decreased due to lower market spreads for the CLO portfolio at March 31, 2017 compared to December 31, 2016. Contractual cash flows for these investments are performing as expected.
Single Issuer Trust Preferred Securities. There were unrealized losses of $1.2 million on the Company's investment in single issuer trust preferred securities at March 31, 2017, compared to $1.7 million at December 31, 2016. Unrealized losses decreased due to lower market spreads for this asset class, which resulted in higher security prices compared to December 31, 2016. The single issuer trust preferred securities portfolio consists of four floating rate investments issued by three large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt securities. There were $0.4 million unrealized losses on the Company's corporate debt securities at March 31, 2017 and December 31, 2016. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $3.6 million on the Company’s investment in Agency CMO at March 31, 2017 compared to $3.8 million at December 31, 2016. Unrealized losses and market rates were approximately the same at March 31, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.

Agency MBS. There were unrealized losses of $43.3 million on the Company’s investment in Agency MBS at March 31, 2017, compared to $41.8 million at December 31, 2016. Unrealized losses and market rates were approximately the same at March 31, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $3.1 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at March 31, 2017, compared to $1.3 million at December 31, 2016. Unrealized losses increased due to higher spreads for this asset class which resulted in lower security prices since December 31, 2016.
Municipal Bonds and Notes. There were unrealized losses of $23.9 million on the Company’s investment in municipal bonds and notes at March 31, 2017, compared to $25.7 million at December 31, 2016. Unrealized losses decreased due to lower market rates which resulted in higher security prices at March 31, 2017. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $0.5 million on the Company’s investment in CMBS at March 31, 2017, compared to $0.4 million at December 31, 2016. Unrealized losses were approximately the same on the portfolio comprised mainly of seasoned fixed rate conduit transactions at March 31, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Three months ended March 31,
(In thousands)	2017 (1)	2016
Proceeds from sales	$—	$43,202

Gross realized gains on sales	$—	$387
Less: Gross realized losses on sales	—	67
Gain on sale of investment securities, net	$—	$320

(1)	There were no sales of securities during the three months ended March 31, 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At March 31, 2017
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$76,121	$76,697	$16,350	$16,517
Due after one year through five years	21,604	22,004	12,273	12,475
Due after five through ten years	485,792	488,859	46,691	47,603
Due after ten years	2,341,745	2,309,500	4,136,736	4,093,808
Total debt securities	$2,925,262	$2,897,060	$4,212,050	$4,170,403

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties. At March 31, 2017, the Company had a carrying value of $1.3 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities do not reflect actual durations which are impacted by prepayments.
Securities with a carrying value totaling $2.7 billion at March 31, 2017 and $2.5 billion at December 31, 2016 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 3: Variable Interest Entities
The Company has an investment interest in several entities that meet the definition of a VIE. Under accounting policy guidelines, one of these entities is consolidated. The following discussion provides information about the Company's VIEs.
Consolidated
Rabbi Trust. The Company established a Rabbi Trust to meet the obligations due under its Deferred Compensation Plan for Directors and Officers and to mitigate the expense volatility of the aforementioned plan. The funding of the Rabbi Trust and the discontinuation of the Deferred Compensation Plan for Directors and Officers occurred during 2012.
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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO and single issuer trust preferred securities. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. Refer to Note 2: Investment Securities for additional information.
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
At March 31, 2017 and December 31, 2016, the aggregate carrying value of the Company's tax credit-finance investments were$20.0 million and $22.8 million, respectively. At March 31, 2017 and December 31, 2016, unfunded commitments have been recognized, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets, totaling $12.4 million and $14.0 million, respectively.
Webster Statutory Trust. The Company owns all of the outstanding common stock of Webster Statutory Trust, which is a financial vehicle that has issued, and may issue in the future, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary and therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt in the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income.
Other Investments. The Company invests in various alternative investments in which it holds a variable interest. Alternative investments are non-public entities which cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. For these investments, the Company has determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs.
At March 31, 2017 and December 31, 2016, the aggregate carrying value of the Company's other investments in VIEs were $11.8 million and $12.3 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $21.5 million and $19.9 million, respectively.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Investments are included in accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets. For a further description of the Company's accounting policies regarding the consolidation of a VIE, refer to Note 1 to the Consolidated Financial Statements for the year ended December 31, 2016 included in its 2016 Form 10-K.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2017	At December 31, 2016
Residential	$4,290,685	$4,254,682
Consumer	2,634,063	2,684,500
Commercial	5,019,383	4,940,931
Commercial Real Estate	4,530,507	4,510,846
Equipment Financing	619,861	635,629
Loans and leases (1) (2)	$17,094,499	$17,026,588

(1)	Loans and leases include net deferred fees and net premiums/discounts of $19.7 million and $17.3 million at March 31, 2017 and December 31, 2016, respectively.

(2)	At March 31, 2017, the Company had pledged $6.3 billion of eligible residential, consumer and commercial loans as collateral to support borrowing capacity at the FHLB Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At March 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$5,994	$5,559	$—	$46,871	$58,424	$4,232,261	$4,290,685
Consumer:
Home equity	7,669	3,735	—	40,906	52,310	2,316,659	2,368,969
Other consumer	1,997	1,382	—	1,203	4,582	260,512	265,094
Commercial:
Commercial non-mortgage	1,048	644	747	74,257	76,696	4,094,550	4,171,246
Asset-based	—	—	—	—	—	848,137	848,137
Commercial real estate:
Commercial real estate	1,942	130	—	9,163	11,235	4,105,334	4,116,569
Commercial construction	—	—	—	642	642	413,296	413,938
Equipment financing	751	547	—	703	2,001	617,860	619,861
Total	$19,401	$11,997	$747	$173,745	$205,890	$16,888,609	$17,094,499

	At December 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,631	$2,609	$—	$47,279	$58,519	$4,196,163	$4,254,682
Consumer:
Home equity	8,831	5,782	—	35,926	50,539	2,359,354	2,409,893
Other consumer	2,233	1,485	—	1,663	5,381	269,226	274,607
Commercial:
Commercial non-mortgage	1,382	577	749	38,190	40,898	4,094,727	4,135,625
Asset-based	—	—	—	—	—	805,306	805,306
Commercial real estate:
Commercial real estate	6,357	1,816	—	9,871	18,044	4,117,742	4,135,786
Commercial construction	—	—	—	662	662	374,398	375,060
Equipment financing	903	693	—	225	1,821	633,808	635,629
Total	$28,337	$12,962	$749	$133,816	$175,864	$16,850,724	$17,026,588
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three months ended March 31, 2017 and 2016, had the loans and leases been current in accordance with their original terms, totaled $3.1 million and $3.0 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the three months ended March 31, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Provision (benefit) charged to expense	(2,467)	5,326	4,250	3,345	46	10,500
Charge-offs	(732)	(6,474)	(123)	(102)	(185)	(7,616)
Recoveries	237	1,323	322	7	14	1,903
Balance, end of period	$20,264	$45,408	$76,354	$50,727	$6,354	$199,107
Individually evaluated for impairment	$6,981	$2,605	$11,564	$256	$5	$21,411
Collectively evaluated for impairment	$13,283	$42,803	$64,790	$50,471	$6,349	$177,696

Loan and lease balances:
Individually evaluated for impairment	$120,976	$47,281	$86,805	$23,954	$6,148	$285,164
Collectively evaluated for impairment	4,169,709	2,586,782	4,932,578	4,506,553	613,713	16,809,335
Loans and leases	$4,290,685	$2,634,063	$5,019,383	$4,530,507	$619,861	$17,094,499

	At or for the three months ended March 31, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Provision (benefit) charged to expense	2,327	2,791	10,536	(119)	65	15,600
Charge-offs	(1,594)	(4,421)	(11,208)	(1,526)	(151)	(18,900)
Recoveries	721	1,214	457	74	45	2,511
Balance, end of period	$27,330	$41,636	$66,471	$33,318	$5,446	$174,201
Individually evaluated for impairment	$10,044	$3,037	$3,235	$2,022	$42	$18,380
Collectively evaluated for impairment	$17,286	$38,599	$63,236	$31,296	$5,404	$155,821

Loan and lease balances:
Individually evaluated for impairment	$130,133	$48,096	$64,847	$35,619	$1,012	$279,707
Collectively evaluated for impairment	3,979,110	2,678,773	4,313,913	4,011,292	595,560	15,578,648
Loans and leases	$4,109,243	$2,726,869	$4,378,760	$4,046,911	$596,572	$15,858,355

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At March 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$132,986	$120,976	$21,355	$99,621	$6,981
Consumer	52,545	47,281	22,845	24,436	2,605
Commercial	95,269	86,805	24,328	62,477	11,564
Commercial real estate:
Commercial real estate	23,407	22,772	18,962	3,810	157
Commercial construction	1,188	1,182	688	494	99
Equipment financing	6,194	6,148	6,005	143	5
Total	$311,589	$285,164	$94,183	$190,981	$21,411

	At December 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$131,468	$119,424	$21,068	$98,356	$8,090
Consumer	52,432	45,719	22,746	22,973	2,903
Commercial	57,732	53,037	26,006	27,031	7,422
Commercial real estate:
Commercial real estate	24,146	23,568	19,591	3,977	169
Commercial construction	1,188	1,187	1,187	—	—
Equipment financing	6,398	6,420	6,197	223	9
Total	$273,364	$249,355	$96,795	$152,560	$18,593

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended March 31,
	2017			2016
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$120,200	$1,070	$415	$132,291	$1,115	$317
Consumer	46,500	322	313	48,261	349	259
Commercial	69,921	222	—	60,714	472	—
Commercial real estate:
Commercial real estate	23,170	135	—	31,495	148	—
Commercial construction	1,184	12	—	5,962	35	—
Equipment financing	6,284	71	—	717	1	—
Total	$267,259	$1,832	$728	$279,440	$2,120	$576

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has 10 grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 6 are considered pass ratings, and 7 through 10 are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2017	At December 31, 2016	At March 31, 2017	At December 31, 2016	At March 31, 2017	At December 31, 2016
(1) - (6) Pass	$4,728,817	$4,655,007	$4,331,615	$4,357,458	$602,108	$618,084
(7) Special Mention	57,136	56,240	109,932	69,023	1,716	1,324
(8) Substandard	215,451	226,603	81,456	84,365	16,037	16,221
(9) Doubtful	17,979	3,081	7,504	—	—	—
Total	$5,019,383	$4,940,931	$4,530,507	$4,510,846	$619,861	$635,629

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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Accrual status	$145,073	$147,809
Non-accrual status	80,988	75,719
Total recorded investment of TDRs	$226,061	$223,528
Accruing TDRs performing under modified terms more than one year	57.0%	57.1%
Specific reserves for TDRs included in the balance of ALLL	$13,248	$14,583
Additional funds committed to borrowers in TDR status	2,487	459

In the three months ended March 31, 2017 and 2016, Webster charged off $2.0 million and $11.6 million, respectively, for the portion of TDRs deemed to be uncollectible.
A TDR may be modified by means of extended maturity, below market adjusted interest rates, a combination of rate and maturity, or other means, including covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended March 31,
	2017		2016
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	5	$970	5	$664
Adjusted Interest Rate	—	—	1	236
Maturity/Rate Combined	3	492	—	—
Other (2)	19	2,938	7	1,415
Consumer:
Extended Maturity	2	39	1	99
Maturity/Rate Combined	7	1,983	4	300
Other (2)	33	2,193	7	338
Commercial:
Extended Maturity	2	35	9	14,649
Maturity/Rate Combined	—	—	1	4
Other (2)	1	4	4	310
Commercial real estate:
Maturity/Rate Combined	—	—	1	44
Other (2)	—	—	1	509
Equipment Financing
Extended Maturity	—	—	1	4
Total TDRs	72	$8,654	42	$18,572

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended March 31,
	2017		2016
(Dollars in thousands)	Number of Loans and Leases (1)	Recorded Investment (1)	Number of Loans and Leases	Recorded Investment
Residential	—	$—	3	$699
Consumer	—	—	2	90
Commercial	—	—	9	12,587
Commercial real estate	—	—	1	405
Total	—	$—	15	$13,781

(1)	There were no re-defaulted TDRs during the three months ended March 31, 2017.
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2017	At December 31, 2016
(1) - (6) Pass	$10,671	$10,210
(7) Special Mention	6	7
(8) Substandard	44,430	45,509
(9) Doubtful	2,697	2,738
Total	$57,804	$58,464

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$790	$1,192
Provision charged to expense	34	25
Repurchased loans and settlements charged off	—	(98)
Ending balance	$824	$1,119

The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2017	2016
Residential mortgage loans held for sale:
Proceeds from sale	$106,620	$85,161
Loans sold with servicing rights retained	99,500	79,360

Net gain on sale	251	974
Ancillary fees	768	631
Fair value option adjustment	1,247	1,024

The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion at both March 31, 2017 and December 31, 2016.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$24,466	$20,698
Additions	2,009	1,913
Amortization	(2,139)	(1,607)
Ending balance	$24,336	$21,004

Loan servicing fees, net of mortgage servicing rights amortization, were $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets. Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $7.4 million for certain residential loans and $8.2 million for certain commercial loans for the three months ended March 31, 2017 and 2016, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At March 31, 2017			At December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
HSA Bank CDI	$22,000	$(6,814)	$15,186	$22,000	$(6,162)	$15,838
HSA Bank Customer relationships	21,000	(3,567)	17,433	21,000	(3,164)	17,836
Total other intangible assets	$43,000	$(10,381)	$32,619	$43,000	$(9,326)	$33,674

Goodwill:
Community Banking	$516,560		$516,560	$516,560		$516,560
HSA Bank	21,813		21,813	21,813		21,813
Total goodwill	$538,373		$538,373	$538,373		$538,373

There was no change in the carrying amounts for goodwill since December 31, 2016.
As of March 31, 2017, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2017	$3,008
2018	3,847
2019	3,847
2020	3,847
2021	3,847
Thereafter	14,223

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2017	At December 31, 2016
Non-interest-bearing:
Demand	$3,913,058	$4,021,061
Interest-bearing:
Checking	2,607,060	2,528,274
Health savings accounts	4,793,734	4,362,503
Money market	2,452,726	2,047,121
Savings	4,456,980	4,320,090
Time deposits	2,018,099	2,024,808
Total interest-bearing	16,328,599	15,282,796
Total deposits	$20,241,657	$19,303,857

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$850,216	$848,618
Time deposits, included in above balance, that meet or exceed the FDIC limit	539,520	490,721
Deposit overdrafts reclassified as loan balances	1,125	1,885

The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2017
Remainder of 2017	$699,874
2018	512,408
2019	499,948
2020	189,739
2021	107,386
Thereafter	8,744
Total time deposits	$2,018,099

Note 8: Borrowings
Total borrowings of $3.0 billion at March 31, 2017 and $4.0 billion at December 31, 2016 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2017		At December 31, 2016
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$293,573	0.18	$340,526	0.16
Original maturity of greater than one year, non-callable	400,000	3.04	400,000	3.09
Total securities sold under agreements to repurchase	693,573	1.83	740,526	1.82
Fed funds purchased	114,000	0.82	209,000	0.46
Securities sold under agreements to repurchase and other borrowings	$807,573	1.69	$949,526	1.53

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
The following table provides information for FHLB advances:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,260,500	1.01%	$2,130,500	0.71%
After 1 but within 2 years	175,000	1.45	200,000	1.36
After 2 but within 3 years	153,026	1.75	128,026	1.73
After 3 but within 4 years	125,000	1.83	175,000	1.77
After 4 but within 5 years	200,000	1.92	200,000	1.81
After 5 years	9,297	2.59	9,370	2.59
	1,922,823	1.26%	2,842,896	0.95%
Premiums on advances	9		12
Federal Home Loan Bank advances	$1,922,832		$2,842,908

Aggregate carrying value of assets pledged as collateral	$5,895,045		$5,967,318
Remaining borrowing capacity	2,046,011		1,192,758

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2017	At December 31, 2016
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(815)	(845)
Debt issuance cost on senior fixed-rate notes		(928)	(961)
Long-term debt		$225,577	$225,514

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.10% at March 31, 2017 and 3.48% at December 31, 2016.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in AOCL by component:

	Three months ended March 31, 2017
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/OCL before reclassifications	(2,225)	61	—	(2,164)
Amounts reclassified from AOCL	—	1,098	1,032	2,130
Net current-period OCI/OCL	(2,225)	1,159	1,032	(34)
Ending balance	$(17,701)	$(15,909)	$(43,417)	$(77,027)

	Three months ended March 31, 2016
(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(6,407)	$(22,980)	$(48,719)	$(78,106)
OCI/OCL before reclassifications	7,614	(2,452)	—	5,162
Amounts reclassified from AOCL	(109)	1,500	1,156	2,547
Net current-period OCI/OCL	7,505	(952)	1,156	7,709
Ending balance	$1,098	$(23,932)	$(47,563)	$(70,397)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2017	2016

Available-for-sale and transferred securities:
Unrealized gains (losses) on investment securities	$—	$320	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	—	(149)	Impairment loss recognized in earnings
Total before tax	—	171
Tax benefit (expense)	—	(62)	Income tax expense
Net of tax	$—	$109
Derivative instruments:
Cash flow hedges	$(1,735)	$(2,365)	Total interest expense
Tax benefit	637	865	Income tax expense
Net of tax	$(1,098)	$(1,500)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,638)	$(1,829)	(1)
Prior service costs	—	(4)	(1)
Total before tax	(1,638)	(1,833)
Tax benefit	606	677	Income tax expense
Net of tax	$(1,032)	$(1,156)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Retirement Benefit note 14 for further details).

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$1,959,718	10.7%	$820,534	4.5%	$1,185,216	6.5%
Total risk-based capital	2,361,510	13.0	1,458,727	8.0	1,823,409	10.0
Tier 1 risk-based capital	2,082,428	11.4	1,094,045	6.0	1,458,727	8.0
Tier 1 leverage capital	2,082,428	8.2	1,020,450	4.0	1,275,563	5.0
Webster Bank
CET1 risk-based capital	$1,995,930	11.0%	$819,778	4.5%	$1,184,123	6.5%
Total risk-based capital	2,197,692	12.1	1,457,382	8.0	1,821,728	10.0
Tier 1 risk-based capital	1,995,930	11.0	1,093,037	6.0	1,457,382	8.0
Tier 1 leverage capital	1,995,930	7.8	1,019,719	4.0	1,274,649	5.0

	At December 31, 2016
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$1,932,171	10.5%	$826,504	4.5%	$1,193,840	6.5%
Total risk-based capital	2,328,808	12.7	1,469,341	8.0	1,836,677	10.0
Tier 1 risk-based capital	2,054,881	11.2	1,102,006	6.0	1,469,341	8.0
Tier 1 leverage capital	2,054,881	8.1	1,010,857	4.0	1,263,571	5.0
Webster Bank
CET1 risk-based capital	$1,945,332	10.6%	$825,228	4.5%	$1,191,995	6.5%
Total risk-based capital	2,141,939	11.7	1,467,071	8.0	1,833,839	10.0
Tier 1 risk-based capital	1,945,332	10.6	1,100,304	6.0	1,467,071	8.0
Tier 1 leverage capital	1,945,332	7.7	1,010,005	4.0	1,262,507	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements,including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $10 million during the three months ended March 31, 2017 compared to $30 million during the three months ended March 31, 2016.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $57.7 million and $58.6 million at March 31, 2017 and December 31, 2016, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
(In thousands, except per share data)	2017	2016
Earnings for basic and diluted earnings per common share:
Net income	$59,471	$47,047
Less: Preferred stock dividends	2,024	2,024
Net income available to common shareholders	57,447	45,023
Less: Earnings applicable to participating securities	105	102
Earnings applicable to common shareholders	$57,342	$44,921

Shares:
Weighted-average common shares outstanding - basic	91,886	91,328
Effect of dilutive securities:
Stock options and restricted stock	450	452
Warrants	6	29
Weighted-average common shares outstanding - diluted	92,342	91,809

Earnings per common share:
Basic	$0.62	$0.49
Diluted	0.62	0.49

Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Stock options (shares with exercise price greater than market price)	—	213
Restricted stock (due to performance conditions on non-participating shares)	40	129

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
Derivative instruments designated as cash flow hedges are recorded on the balance sheet at fair value. The effective portion of the change in the fair value of derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, is recorded to AOCL and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. During the periods presented, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2017 and 2016, the Company recorded no ineffectiveness in earnings attributable to the difference in the effective date of the hedge and the effective date of the debt issuance.
Webster is also exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates. Webster, on occasion, uses interest rate swaps to manage its exposure to changes in fair value on these obligations attributable to changes in the benchmark interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. Webster did not have interest rate derivative financial instruments designated as fair value hedges at March 31, 2017 and December 31, 2016. As a result, there was no impact to interest expense during the periods presented.
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

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At March 31, 2017				At December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$225,000	$2,950	$100,000	$375	$225,000	$3,270	$100,000	$792
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	2,125,783	5,348	1,116,093	8,543	1,943,485	32,226	1,242,937	24,388
Other	1,140	9	23,616	188	10,634	231	14,265	120
Positions not subject to a master netting agreement (2)
Interest rate derivatives	1,651,917	33,160	1,589,959	21,218	1,734,679	38,668	1,451,762	19,001
RPAs	85,800	117	92,250	142	86,037	139	87,273	166
Mortgage banking derivatives (3)	50,724	606	746	274	103,440	3,084	59,895	711
Other	1,896	23	166	12	1,438	19	181	11
Total not designated as hedging instruments	3,917,260	39,263	2,822,830	30,377	3,879,713	74,367	2,856,313	44,397
Gross derivative instruments, before netting	$4,142,260	42,213	$2,922,830	30,752	$4,104,713	77,637	$2,956,313	45,189
Less: Legally enforceable master netting agreements		4,311		4,311		24,252		24,254
Less: Cash collateral posted		3,724		697		11,475		600
Total derivative instruments, after netting		$34,178		$25,744		$41,910		$20,335

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information. The Chicago Mercantile Exchange have amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral, effective January 3, 2017. One of Webster's counterparty relationships was impacted by this change, resulting in the presentation of that relationship on a settlement basis, as a single unit of account, at March, 31, 2017, versus a netting basis at December 31, 2016.

(2)	Derivative positions not subject to a legally enforceable master netting agreement are reported on a gross basis in the accompanying Condensed Consolidated Balance Sheets.

(3)	Notional amounts include mandatory forward commitments of $59.0 million, while notional amounts do not include approved floating rate commitments of $18.6 million, at March 31, 2017.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment were recognized as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Interest rate derivatives	$249	$2,333
RPAs	53	(86)
Mortgage banking derivatives	(2,041)	(201)
Other	(344)	(513)
Total impact on other non-interest income	$(2,083)	$1,533

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.4 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At March 31, 2017, the remaining unamortized loss on the termination of cash flow hedges is $19.7 million. Over the next twelve months, the Company estimates that $6.4 million will be reclassified from AOCL as an increase to interest expense.

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
The following table is presented on a gross basis, prior to the application of counterparty netting agreements. Derivative assets and liabilities are shown net of cash collateral:

	At March 31, 2017			At December 31, 2016
(In thousands)	Gross Amount	Amount Offset	Net Amount (1) (2)	Gross Amount	Amount Offset	Net Amount (1) (2)
Derivative instrument assets:
Hedged Accounting Positions	$2,950	$(2,678)	$272	$3,270	$(3,270)	$—
Non-Hedged Accounting Positions	5,357	(5,357)	—	32,457	(32,457)	—
Total	$8,307	$(8,035)	$272	$35,727	$(35,727)	$—

Derivative instrument liabilities:
Hedged Accounting Positions	$375	$(375)	$—	$792	$(792)	$—
Non-Hedged Accounting Positions	4,837	(4,633)	204	24,508	(24,062)	446
Total	$5,212	$(5,008)	$204	$25,300	$(24,854)	$446

(1)	Net amount is net of $3.0 million and $10.9 million of cash collateral at March 31, 2017 and December 31, 2016, respectively, as presented in the accompanying Condensed Consolidated Balance Sheets.

(2)
Net amount excludes $31.9 million and $42.5 million of initial margin requirements posted at the derivative clearing organization at March 31, 2017 and December 31, 2016, respectively. Initial margin is recorded as a component of accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets.

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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $35.1 million in net margin collateral posted with financial counterparties at March 31, 2017, comprised of $31.9 million in initial margin and $3.2 million in variation margin collateral posted to financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $33.2 million at March 31, 2017. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $27.4 million at March 31, 2017. The credit exposures are mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
Derivative Instruments. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and classified within Level 1 of the fair value hierarchy. Derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The Chicago Mercantile Exchange have amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral, effective January 3, 2017. One of Webster's counterparty relationships was impacted by this change, resulting in the fair value of the instrument including cash collateral as a single unit of account.
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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $3.0 million as of March 31, 2017.
Alternative Investments. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. Depending on the Company's ownership percentage of the alternative investment it may be fair valued on a recurring or non-recurring basis. Alternative investments in which the ownership percentage is greater than 3% are fair valued on a recurring basis based upon the net asset value of the respective fund. Alternative investments in which the ownership percentage is less than 3% are fair valued on a non-recurring basis. These alternative investments are recorded at cost, subject to impairment testing. Both recurring and non-recurring alternative investments are classified within Level 3 of the fair value hierarchy, as they are non-public entities that cannot be redeemed since the Company's investment is distributed as the underlying investments are liquidated. The total book value of alternative investments was $16.0 million , as of March 31, 2017.The Company has $9.7 million in unfunded commitments remaining for its alternative investments, as of March 31, 2017.
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

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,853	$—	$—	$1,853
Agency CMO	—	387,207	—	387,207
Agency MBS	—	913,613	—	913,613
Agency CMBS	—	587,115	—	587,115
CMBS	—	500,738	—	500,738
CLO	—	368,657	—	368,657
Single issuer trust preferred securities	—	29,326	—	29,326
Corporate debt securities	—	108,551	—	108,551
Total available-for-sale investment securities	1,853	2,895,207	—	2,897,060
Gross derivative instruments, before netting (1)	32	42,181	—	42,213
Investments held in Rabbi Trust	5,087	—	—	5,087
Alternative investments	—	—	6,312	6,312
Originated loans held for sale	—	28,698	—	28,698
Total financial assets held at fair value	$6,972	$2,966,086	$6,312	$2,979,370
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$188	$30,564	$—	$30,752

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$734	$—	$—	$734
Agency CMO	—	419,706	—	419,706
Agency MBS	—	954,349	—	954,349
Agency CMBS	—	573,272	—	573,272
CMBS	—	477,365	—	477,365
CLO	—	427,390	—	427,390
Single issuer trust preferred securities	—	28,633	—	28,633
Corporate debt securities	—	109,642	—	109,642
Total available-for-sale investment securities	734	2,990,357	—	2,991,091
Gross derivative instruments, before netting (1)	250	77,387	—	77,637
Investments held in Rabbi Trust	5,119	—	—	5,119
Alternative investments	—	—	5,502	5,502
Originated loans held for sale	—	60,260	—	60,260
Total financial assets held at fair value	$6,103	$3,128,004	$5,502	$3,139,609
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$120	$45,069	$—	$45,189

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments
Balance at January1, 2017	$5,502
Unrealized gain included in net income	57
Purchases/capital funding	795
Payments	(42)
Balance at March 31, 2017	$6,312

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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $4.1 million at March 31, 2017. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$20,161	Real Estate Appraisals	Discount for appraisal type	0%	-	30%
			Discount for costs to sell	8%	-	15%
OREO	$809	Real Estate Appraisals	Discount for appraisal type	0%	-	20%
			Discount for costs to sell	8%

Fair Value of Financial Instruments and Servicing Assets
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
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
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost, subject to impairment testing. Mortgage servicing assets are considered to be recognized at fair value when they are recorded at below cost. Changes in fair value are included as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At March 31, 2017		At December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,212,050	$4,170,403	$4,160,658	$4,125,125
Loans held for sale	—	—	7,317	7,444
Level 3
Loans and leases, net	16,895,392	16,715,292	16,832,268	16,678,106
Mortgage servicing assets	24,336	44,140	24,466	52,075
Alternative investments	9,718	13,008	11,034	13,189
Liabilities:
Level 2
Deposit liabilities, other than time deposits	$18,223,558	$18,223,558	$17,279,049	$17,279,049
Time deposits	2,018,099	2,014,304	2,024,808	2,024,395
Securities sold under agreements to repurchase and other borrowings	807,573	812,344	949,526	955,660
FHLB advances (1)	1,922,832	1,905,077	2,842,908	2,825,101
Long-term debt (1)	225,577	231,947	225,514	225,514

(1)	The following adjustments to the carrying amount are not included for determination of fair value, see Note 8: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes
Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	2017			2016
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$12	$—	$—	$12	$—	$—
Interest cost on benefit obligations	1,813	92	25	2,098	97	31
Expected return on plan assets	(3,073)	—	—	(2,565)	—	—
Amortization of prior service cost	—	—	—	—	—	4
Recognized net loss	1,417	213	8	1,690	130	9
Net periodic benefit cost	$169	$305	$33	$1,235	$227	$44

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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2017	2016
Stock options	$—	$43
Restricted stock	3,318	2,740
Total stock compensation expense	$3,318	$2,783

At March 31, 2017 there was $21.9 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.3 years.
The following table provides a summary of the activity under the stock compensation plans for the three months ended March 31, 2017:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January1, 2017	253,361	$32.24	2,158	$32.89	116,184	$33.62	1,072,974	$21.24
Granted	132,192	55.93	8,129	56.07	89,581	56.18	—	—
Exercised options	—	—	—	—	—	—	173,093	27.17
Vested restricted stock awards (1)	56,801	34.31	2,835	38.43	33,596	35.85	—	—
Forfeited	3,567	31.32	—	—	—	—	—	—
Outstanding and exercisable, at March 31, 2017	325,185	$41.68	7,452	$56.07	172,169	$44.95	899,881	$20.10

(1)	Vested for purposes of recording compensation expense.
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from 0 to 150%. The performance criteria for 50% of the shares granted in 2017 is based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and the remaining 50% is based upon Webster's average of return on equity during the three year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 825,092 non-qualified stock options and 74,789 incentive stock options outstanding at March 31, 2017.

Note 16: Segment Reporting
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. These four segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury Unit of the Company and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP.
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
To further strengthen Webster's ability to deliver the totality of its products and services to the owners and executives of commercial clients and other high net worth individuals, an organizational decision was made during the second quarter of 2017 to have the head of Private Bank report directly to the head of Commercial Banking. The change in organizational structure impacts how executive management responsibilities are assigned by the chief operating decision maker. Webster expects the organizational change will result in a modification to reportable segments effective during the second quarter of 2017.

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$75,273	$93,182	$24,052	$2,974	$(2,817)	$192,664
Provision (benefit) for loan and lease losses	7,015	4,183	—	(218)	(480)	10,500
Net interest income (expense) after provision for loan and lease losses	68,258	88,999	24,052	3,192	(2,337)	182,164
Non-interest income	11,000	25,371	19,271	2,424	4,976	63,042
Non-interest expense	32,967	94,395	28,239	5,157	3,026	163,784
Income (loss) before income tax expense	46,291	19,975	15,084	459	(387)	81,422
Income tax expense (benefit)	12,480	5,385	4,066	124	(104)	21,951
Net income (loss)	$33,811	$14,590	$11,018	$335	$(283)	$59,471

	Three months ended March 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$65,422	$90,056	$19,919	$2,873	$(2,118)	$176,152
Provision (benefit) for loan and lease losses	10,248	6,244	—	29	(921)	15,600
Net interest income (expense) after provision for loan and lease losses	55,174	83,812	19,919	2,844	(1,197)	160,552
Non-interest income	8,783	26,640	19,955	2,365	4,631	62,374
Non-interest expense	28,689	90,876	24,257	5,371	3,252	152,445
Income (loss) before income tax expense	35,268	19,576	15,617	(162)	182	70,481
Income tax expense (benefit)	11,727	6,509	5,192	(54)	60	23,434
Net income (loss)	$23,541	$13,067	$10,425	$(108)	$122	$47,047
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Consolidated Total
At March 31, 2017	$8,773,531	$8,694,622	$81,944	$542,246	$7,910,573	$26,002,916
At December 31, 2016	8,518,830	8,655,789	83,987	550,615	8,263,308	26,072,529

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2017	At December 31, 2016
Commitments to extend credit	$5,024,410	$5,224,280
Standby letter of credit	128,780	128,985
Commercial letter of credit	40,881	46,497
Total credit-related financial instruments with off-balance sheet risk	$5,194,071	$5,399,762

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$2,287	$2,119
Provision	368	7
Ending balance	$2,655	$2,126

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at March 31, 2017 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.
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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2016 Form 10-K and in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified the Company's most critical accounting policies as:

•	allowance for loan and lease losses;

•	fair value measurements for valuation of investments and other financial instruments;

•	evaluation for impairment of goodwill and other intangible assets; and

•	assessing the realizability of deferred tax assets and the measurement of uncertain tax positions.
These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2016 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2017	2016
Earnings:
Net interest income	$192,664	$176,152
Provision for loan and lease losses	10,500	15,600
Total non-interest income	63,042	62,374
Total non-interest expense	163,784	152,445
Net income	59,471	47,047
Earnings applicable to common shareholders	57,342	44,921
Share Data:
Weighted-average common shares outstanding - diluted	92,342	91,809
Diluted earnings per common share	$0.62	$0.49
Dividends and dividend equivalents declared per common share	0.25	0.23
Dividends declared per Series E preferred share	400.00	400.00
Book value per common share	26.45	25.24
Tangible book value per common share (non-GAAP)	20.26	18.95
Selected Ratios:
Net interest margin	3.22%	3.11%
Return on average assets (annualized basis)	0.91	0.76
Return on average common shareholders' equity (annualized basis)	9.43	7.80
CET1 risk-based capital	10.75	10.61
Tangible common equity ratio (non-GAAP)	7.34	7.13
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	12.47	10.63
Efficiency ratio (non-GAAP)	62.10	62.00
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2017	2016
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,560,358	$2,434,786
Less: Preferred stock (GAAP)	122,710	122,710
Goodwill and other intangible assets (GAAP)	570,992	576,145
Tangible common shareholders' equity (non-GAAP)	$1,866,656	$1,735,931
Common shares outstanding	92,154	91,617
Tangible book value per common share (non-GAAP)	$20.26	$18.95

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,866,656	$1,735,931
Total assets (GAAP)	$26,002,916	$24,932,091
Less: Goodwill and other intangible assets (GAAP)	570,992	576,145
Tangible assets (non-GAAP)	$25,431,924	$24,355,946
Tangible common equity ratio (non-GAAP)	7.34%	7.13%

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$59,471	$47,047
Less: Preferred stock dividends (GAAP)	2,024	2,024
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	686	1,010
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$58,133	$46,033
Income adjusted for preferred stock dividends and intangible assets amortization, annualized basis (non-GAAP)	$232,532	$184,132
Average shareholders' equity (non-GAAP)	$2,559,354	$2,432,554
Less: Average preferred stock (non-GAAP)	122,710	122,710
Average goodwill and other intangible assets (non-GAAP)	571,611	577,029
Average tangible common shareholders' equity (non-GAAP)	$1,865,033	$1,732,815
Return on average tangible common shareholders' equity (non-GAAP)	12.47%	10.63%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$163,784	$152,445
Less: Foreclosed property activity (GAAP)	74	(158)
Intangible assets amortization (GAAP)	1,055	1,554
Other expense (non-GAAP)	1,123	1,217
Non-interest expense (non-GAAP)	$161,532	$149,832
Net interest income (GAAP)	$192,664	$176,152
Add: Tax-equivalent adjustment (non-GAAP)	4,033	2,975
Non-interest income (GAAP)	63,042	62,374
Less: Gain on sale of investment securities, net (GAAP)	—	320
Other (non-GAAP)	(391)	(481)
Income (non-GAAP)	$260,130	$241,662
Efficiency ratio (non-GAAP)	62.10%	62.00%

The following table summarizes daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,041,156	$168,729	3.97%	$15,798,897	$150,536	3.79%
Securities (based upon historical amortized cost)	7,071,274	52,851	2.98	6,895,407	53,012	3.07
FHLB and FRB stock	182,211	1,687	3.76	188,347	1,417	3.03
Interest-bearing deposits	68,157	130	0.77	57,337	72	0.49
Loans held for sale	36,239	316	3.49	26,623	273	4.10
Total interest-earning assets	24,399,037	$223,713	3.67%	22,966,611	$205,310	3.56%
Non-interest-earning assets	1,642,732			1,822,608
Total Assets	$26,041,769			$24,789,219

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$3,935,232	$—	—%	$3,665,928	$—	—%
Savings, checking & money market deposits	14,060,535	7,780	0.22	12,761,677	6,615	0.21
Time deposits	2,022,522	5,655	1.13	2,057,650	5,684	1.11
Total deposits	20,018,289	13,435	0.27	18,485,255	12,299	0.27

Securities sold under agreements to repurchase and other borrowings	905,239	3,540	1.56	1,048,997	4,173	1.57
FHLB advances	2,136,804	7,493	1.40	2,337,746	7,247	1.23
Long-term debt	225,541	2,548	4.52	226,191	2,464	4.36
Total borrowings	3,267,584	13,581	1.66	3,612,934	13,884	1.52
Total interest-bearing liabilities	23,285,873	$27,016	0.47%	22,098,189	$26,183	0.47%
Non-interest-bearing liabilities	196,542			258,476
Total liabilities	23,482,415			22,356,665

Preferred stock	122,710			122,710
Common shareholders' equity	2,436,644			2,309,844
Total shareholders' equity	2,559,354			2,432,554
Total Liabilities and Shareholders' Equity	$26,041,769			$24,789,219
Tax-equivalent net interest income		$196,697			$179,127
Less: Tax-equivalent adjustments		(4,033)			(2,975)
Net interest income		$192,664			$176,152
Net interest margin			3.22%			3.11%

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.3% of total revenue for the three months ended March 31, 2017. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors. The federal funds rate target range was increased from 0.50-0.75% to 0.75-1.00% by the Federal Open Market Committee, effective March 16, 2017. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position
Financial Performance
For the three months ended March 31, 2017, net income of $59.5 million increased $12.4 million, or 26.4%, from the three months ended March 31, 2016 primarily due to performance in HSA Bank and Commercial Banking businesses, and the benefit of a lower tax rate.
Income before income tax expense of $81.4 million increased 15.5%.
The primary factors positively impacting income before income tax expense include;

•	net interest income increased $16.5 million,

•	loan related fees increased $2.2 million, and

•	provision for loan and lease loss decreased $5.1 million.
The primary factors negatively impacting income before income tax expense include;

•	compensation and benefits increased $7.6 million, and

•	other income decreased $2.4 million million primarily as a result of a fair value adjustment in the contingent receivable recognized during the prior year period.
The impact of the items outlined above, coupled with the effect from income tax expense of $22.0 million and $23.4 million for the three months ended March 31, 2017 and 2016, respectively, resulted in net income of $59.5 million and diluted earnings per share of $0.62 for the three months ended March 31, 2017 compared to net income of $47.0 million and diluted earnings per share of $0.49 for the three months ended March 31, 2016.
Net Interest Income
Net interest income totaled $192.7 million for the three months ended March 31, 2017 compared to $176.2 million for the three months ended March 31, 2016, an increase of $16.5 million.
Net interest margin increased 11 basis point to 3.22% for the three months ended March 31, 2017 from 3.11% for the three months ended March 31, 2016. On a fully tax-equivalent basis, net interest income increased $17.6 million when compared to the same period in 2016. The increase for the three months ended March 31, 2017 was primarily the result of a strong increase in loans, with an increase in the size of the securities portfolio mitigating the effects of declining reinvestment spreads on those assets.
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2017 vs. 2016 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$6,619	$11,575	$18,194
Loans held for sale	1,275	(1,232)	43
Investments (2)	(1,295)	1,460	165
Total interest income	$6,599	$11,803	$18,402
Interest on interest-bearing liabilities:
Deposits	$500	$635	$1,135
Borrowings	775	(1,078)	(303)
Total interest expense	$1,275	$(443)	$832
Net change in net interest income	$5,324	$12,246	$17,570

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2017 increased $1.2 billion compared to the average for the three months ended March 31, 2016. The loan and lease portfolio comprised 69.8% of the average interest-earning assets at March 31, 2017 compared to 68.8% of the average interest-earning assets at March 31, 2016. The loan and lease portfolio yield increased 18 basis points to 3.97% for the three months ended March 31, 2017 compared to 3.79% for the three months ended March 31, 2016. The increase in the yield on the average loan and lease portfolio is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the three months ended March 31, 2017 increased $180.6 million compared to the average for the three months ended March 31, 2016. The investments portfolio comprised 30.0% of the average interest-earning assets at March 31, 2017 compared to 31.1% of the average interest-earning assets at March 31, 2016. The investments portfolio yield decreased 6 basis points to 2.99% for the three months ended March 31, 2017 compared to 3.05% for the three months ended March 31, 2016. The decrease in yield on the investments portfolio is due to current low market rates on securities purchases compared to the yield on securities paydowns and maturities during the period.
Average total deposits for the three months ended March 31, 2017 increased $1.5 billion compared to the average for the three months ended March 31, 2016. The increase is due to an increase of $269.3 million in non-interest-bearing deposits and an increase of $1.3 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, were primarily due to health savings account deposit growth. The average cost of deposits was 0.27% for both the three months ended March 31, 2017 and the three months ended March 31, 2016. The flat average cost of deposits is the result of improved product mix coupled with pricing shifts. Higher cost time deposits, decreased to 12.6% for the three months ended March 31, 2017 from 13.9% for the three months ended March 31, 2016, as a percentage to total interest-bearing deposits.
Average total borrowings for the three months ended March 31, 2017 decreased $345.4 million compared to the average for the three months ended March 31, 2016. Average securities sold under agreements to repurchase and other borrowings decreased $143.8 million, and average FHLB advances decreased $200.9 million as utilization of advances maturing within one year declined. The average cost of borrowings increased 14 basis points to 1.66% for the three months ended March 31, 2017 from 1.52% for the three months ended March 31, 2016. The increase in the average cost of borrowings an overall increase in the cost of wholesale funding.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Interest rate swaps on repurchase agreements	$—	$361
Interest rate swaps on FHLB advances	1,768	2,177
Interest rate swaps on senior fixed-rate notes	76	76
Interest rate swaps on brokered CDs and deposits	195	195
Net increase to interest expense on borrowings	$2,039	$2,809
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At March 31, 2017 the ALLL totaled $199.1 million, or 1.16% of total loans and leases, as compared to $194.3 million, or 1.14% of total loans and leases at December 31, 2016.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $5.7 million for the three months ended March 31, 2017, compared to $16.4 million for the three months ended March 31, 2016. The decrease is primarily the result of a large charge-off for one impaired commercial loan in the 2016 period.
The provision for loan and lease losses of $10.5 million for the three months ended March 31, 2017, decreased $5.1 million compared to the three months ended March 31, 2016. The decrease in provision for loan and lease losses was primarily due to the identification of impairment in 2016 for the commercial loan noted above.
See the "Loan and Lease Portfolio" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Deposit service fees	$37,006	$34,925	$2,081	6.0%
Loan related fees	7,208	5,044	2,164	42.9
Wealth and investment services	7,273	7,195	78	1.1
Mortgage banking activities	2,266	3,260	(994)	(30.5)
Increase in cash surrender value of life insurance policies	3,575	3,653	(78)	(2.1)
Gain on sale of investment securities, net	—	320	(320)	(100.0)
Impairment loss on securities	—	(149)	149	100.0
Other income	5,714	8,126	(2,412)	(29.7)
Total non-interest income	$63,042	$62,374	$668	1.1%
Comparison to Prior Year Quarter
Total non-interest income was $63.0 million for the three months ended March 31, 2017, an increase of $0.7 million from the three months ended March 31, 2016. The increase was primarily attributable to higher deposit service fees, and loan related fees, primarily offset by lower mortgage banking activities and other income.
Deposit service fees totaled $37.0 million for the three months ended March 31, 2017, compared to $34.9 million for the three months ended March 31, 2016. The increase was primarily due to increased checking account service charges and check card interchange primarily attributable to health savings account growth and activity.
Loan and lease related fees totaled $7.2 million for the three months ended March 31, 2017, compared to $5.0 million for the three months ended March 31, 2016. The increase was primarily due to increased syndication activity and offset by increased mortgage servicing rights amortization, lower amendment fees, and lower letter of credit fees.
Mortgage banking activities totaled $2.3 million for the three months ended March 31, 2017, compared to $3.3 million for the three months ended March 31, 2016. The decrease was due primarily to lower volume of conforming residential mortgage originations, driven by a decrease in refinance activity.
Other income totaled $5.7 million for the three months ended March 31, 2017, compared to $8.1 million for the three months ended March 31, 2016. The decrease was primarily due to the fair value adjustment in the contingent receivable recognized during the first quarter of 2016 and lower client interest rate hedging activities, partially offset by an increase in alternative investment income.

Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Compensation and benefits	$88,276	$80,710	$7,566	9.4%
Occupancy	16,179	15,069	1,110	7.4
Technology and equipment	21,608	19,938	1,670	8.4
Intangible assets amortization	1,055	1,554	(499)	(32.1)
Marketing	5,441	4,924	517	10.5
Professional and outside services	4,276	2,811	1,465	52.1
Deposit insurance	6,732	6,786	(54)	(0.8)
Other expense	20,217	20,653	(436)	(2.1)
Total non-interest expense	$163,784	$152,445	$11,339	7.4%
Comparison to Prior Year Quarter
Total non-interest expense was $163.8 million for the three months ended March 31, 2017, an increase of $11.3 million, from the three months ended March 31, 2016. The increase was primarily attributable to compensation and benefits, occupancy, technology and equipment and professional and outside services.
Compensation and benefits totaled $88.3 million for the three months ended March 31, 2017, compared to $80.7 million for the three months ended March 31, 2016. The increase was primarily due to an increase in headcount which led to higher compensation, incentives and payroll taxes and increased group insurance costs.
Occupancy totaled $16.2 million for the three months ended March 31, 2017, compared to $15.1 million for the three months ended March 31, 2016. The increase was primarily due to rent expenses and charges related to facility optimization.
Technology and equipment totaled $21.6 million for the three months ended March 31, 2017, compared to $19.9 million for the three months ended March 31, 2016. The increase was primarily due to depreciation on technology infrastructure to support bank growth and an increase in service contracts.
Professional and outside services totaled $4.3 million for the three months ended March 31, 2017 compared to $2.8 million for the three months ended March 31, 2016. The increase was primarily due to strategic consulting services.
Income Taxes
Webster recognized income tax expense of $22.0 million reflecting an effective tax rate of 27.0% for the three months ended March 31, 2017, compared to $23.4 million and 33.2%, respectively, for the three months ended March 31, 2016.
The decreases in both tax expense and the effective rate for the three months ended March 31, 2017 as compared to 2016 principally reflect $4.8 million of excess tax benefits recognized under ASU No. 2016-09, which the Company adopted in the first quarter of 2017. See "Accounting Standards Adopted During 2017" section of Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on adoption of ASU No. 2016-09.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2016 Form 10-K.

Segment Results
Webster’s operations are organized into four reportable segments that represent its primary businesses - Commercial Banking, Community Banking, HSA Bank, and Private Banking. These four segments reflect how executive management responsibilities are assigned by the chief operating decision maker for each of the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury Unit of the Company and consumer liquidating portfolio are included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP.
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended March 31,
(In thousands)	2017	2016
Net income (loss):
Commercial Banking	$33,811	$23,541
Community Banking	14,590	13,067
HSA Bank	11,018	10,425
Private Banking	335	(108)
Corporate and Reconciling	(283)	122
Consolidated total	$59,471	$47,047

	At March 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$8,773,531	$8,694,622	$81,944	$542,246	$7,910,573	$26,002,916
Loans and leases	8,573,712	7,920,681	162	538,101	61,843	17,094,499
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,674,777	11,155,693	4,793,734	242,887	374,566	20,241,657
Not included in above amounts:
Assets under administration/management	—	3,078,175	992,375	1,854,538	—	5,925,088

	At December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Private Banking	Corporate and Reconciling	Total
Total assets	$8,518,830	$8,655,789	$83,987	$550,615	$8,263,308	$26,072,529
Loans and leases	8,519,001	7,894,582	125	547,904	64,976	17,026,588
Goodwill	—	516,560	21,813	—	—	538,373
Deposits	3,365,516	10,970,977	4,362,503	227,015	377,846	19,303,857
Not included in above amounts:
Assets under administration/management	—	2,980,113	878,190	1,781,840	—	5,640,143

Commercial Banking
The Commercial Banking segment includes middle market, asset-based lending, commercial real estate, equipment finance, and treasury and payment solutions, which includes government and institutional banking. Webster Bank’s Commercial Banking group takes a relationship approach to providing lending, deposit, and cash management services to middle market companies predominately within its franchise territory. Additionally, it serves as a referral source to Private Banking and Community Banking. Specifically, Webster deploys local decision making through Regional Presidents and capitalizes on the expertise of its Relationship Managers to offer a compelling value proposition to customers and prospects. Webster successfully applies this model throughout its footprint.
Operating Results:

	Three months ended March 31,
(In thousands)	2017	2016
Net interest income	$75,273	$65,422
Provision for loan and lease losses	7,015	10,248
Net interest income after provision	68,258	55,174
Non-interest income	11,000	8,783
Non-interest expense	32,967	28,689
Income before income taxes	46,291	35,268
Income tax expense	12,480	11,727
Net income	$33,811	$23,541
Comparison to Prior Year Quarter
Net income increased $10.3 million for the three months ended March 31, 2017 as compared to the same period in 2016. Net interest income increased $9.9 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses decreased $3.2 million, due to lower charge-offs and lower level of loan growth compared to the same period in 2016. Non-interest income increased $2.2 million, primarily due to syndication activity during the quarter. Non-interest expense increased $4.3 million, primarily due to compensation and benefit costs related to strategic new hires and increased allocated costs in support of higher volumes.
Selected Balance Sheet Information:

(In thousands)	At March 31, 2017	At December 31, 2016
Total assets	$8,773,531	$8,518,830
Loans and leases	8,573,712	8,519,001
Deposits	3,674,777	3,365,516
Loans and leases increased $54.7 million at March 31, 2017 compared to December 31, 2016. Loan originations in the three months ended March 31, 2017 and 2016 were $694.9 million and $495.6 million, respectively. Originations increased $199.3 million.
Deposits increased $309.3 million at March 31, 2017 compared to December 31, 2016. The increase is primarily due to the seasonality of government deposits.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of the operating segments - Personal Banking and Business Banking, as well as a distribution network consisting of 175 banking centers and 349 ATMs, a customer care center, and a full range of web and mobile-based banking services.
Personal Banking includes the following consumer products: deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit cards. In addition, Webster Bank's investment services division offers investment and securities-related services, including brokerage and investment advice through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC. Webster Bank has employees who are LPL registered representatives located throughout its banking center network.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This unit builds full customer relationships through business bankers and business certified banking center managers supported by a team of customer care center bankers and industry and product specialists.
Operating Results:

	Three months ended March 31,
(In thousands)	2017	2016
Net interest income	$93,182	$90,056
Provision for loan and lease losses	4,183	6,244
Net interest income after provision	88,999	83,812
Non-interest income	25,371	26,640
Non-interest expense	94,395	90,876
Income before income taxes	19,975	19,576
Income tax expense	5,385	6,509
Net income	$14,590	$13,067
Comparison to Prior Year Quarter
Net income increased $1.5 million for the three months ended March 31, 2017 as compared to the same period in 2016. Net interest income increased $3.1 million, primarily due to growth in both loans and deposits, coupled with improved spreads on deposits resulting from rising interest rates. The overall increase was partially offset by the effects of tightening spreads on the loan portfolio. The provision for loan and lease losses decreased $2.1 million, due to improved asset quality and lower reserves in impaired loans. Non-interest income decreased $1.3 million, primarily due to a decrease in mortgage banking activities, loan servicing fees and client interest rate hedging activities. Non-interest expense increased $3.5 million, primarily due to increases in compensation, benefits, occupancy expenses and investment in technology infrastructure.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2017	At December 31, 2016
Total assets	$8,694,622	$8,655,789
Loans	7,920,681	7,894,582
Deposits	11,155,693	10,970,977
Not included in above amounts:
Assets under administration	3,078,175	2,980,113
Loans increased $26.1 million at March 31, 2017 compared to December 31, 2016. The net increase is related to growth in residential mortgages, business banking loans; partially offset by decreases in the home equity and unsecured personal loans.
Loan originations in the three months ended March 31, 2017 and 2016 were $465.5 million and $449.5 million, respectively. The $16 million increase in originations was driven by increases in residential mortgage originations and business banking loans partially offset by a decrease in originations of home equity and other consumer loans.
Deposits increased $184.7 million at March 31, 2017 compared to December 31, 2016, due to growth associated with the Boston expansion and continued growth in business and consumer transaction account balances, as well as non-time savings deposit balances.
Additionally, at March 31, 2017 and December 31, 2016, Webster Bank's investment services division held $3.1 billion of assets under administration in its strategic partnership with LPL.

HSA Bank
HSA Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions to employers for the benefit of their employees, and to individuals. Health savings accounts are used in conjunction with high deductible health plans and are intended to facilitate tax advantages with respect to health care spending for taxpayers holding accounts, in accordance with applicable law. Health savings accounts are offered through employers or directly to consumers and are distributed nationwide directly and through multiple partnerships. HSA Bank's deposits provide long duration low-cost funding that is used to support the Company’s loan growth and to reduce the Company’s reliance on wholesale funding. HSA Bank's net interest income represents the difference between the funding credit received reflecting the value of the long duration funding, less the interest paid on deposits. HSA Bank generates non-interest revenue predominantly through service fees and interchange income. As of March 31, 2017, there were $5.8 billion in total footings (a combination of $4.8 billion in deposit balances and $1.0 billion in assets under administration through linked brokerage accounts). HSA Bank deposits accounted for 23.7% and 22.6% of the Company’s total deposits as of March 31, 2017 and December 31, 2016, respectively.

Operating Results:

	Three months ended March 31,
(In thousands)	2017	2016
Net interest income	$24,052	$19,919
Non-interest income	19,271	19,955
Non-interest expense	28,239	24,257
Income before income taxes	15,084	15,617
Income tax expense	4,066	5,192
Net income	$11,018	$10,425
Comparison to Prior Year Quarter
Net income increased $0.6 million for the three months ended March 31, 2017 as compared to the same period in 2016. Net interest income increased $4.1 million, due to deposit balance growth and a lower FTP credit. Non-interest income decreased $0.7 million, as the same period in 2016 which included an adjustment to the fair value of a receivable due to the Company related to the JPM transaction. Non-interest expense increased $4.0 million, due to increased compensation and benefits costs and increased processing costs in support of the growth of the business.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2017	At December 31, 2016
Total assets	$81,944	$83,987
Deposits	4,793,734	4,362,503
Not included in above amounts:
Assets under administration	992,375	878,190
Deposits increased $431.2 million at March 31, 2017 compared to December 31, 2016, driven by new account and rising balances across all customer segments.
Additionally, HSA Bank held $992.4 million in assets under administration through linked brokerage accounts at March 31, 2017, compared to $878.2 million at December 31, 2016. The $114.2 million increase in linked brokerage balances is driven primarily by continued organic account growth.

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
Operating Results:

	Three months ended March 31,
(In thousands)	2017	2016
Net interest income	$2,974	$2,873
(Benefit) provision for loan and lease losses	(218)	29
Net interest income after (benefit) provision	3,192	2,844
Non-interest income	2,424	2,365
Non-interest expense	5,157	5,371
Loss before income taxes	459	(162)
Income tax benefit	124	(54)
Net income (loss)	$335	$(108)
Comparison to Prior Year Quarter
Net income increased $443 thousand for the three months ended March 31, 2017 as compared to the same period in 2016. Net interest income increased $0.1 million, driven by a $36.8 million growth in loan balances. The provision for loan and lease losses decreased $247 thousand. Non-interest income was relatively flat, increasing $59 thousand. Fee income increased $134 thousand primarily from assets under management and administration. Non-interest expense decreased $0.2 million, primarily due to decreased compensation and benefits expenses.
Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At March 31, 2017	At December 31, 2016
Total assets	$542,246	$550,615
Loans	538,101	547,904
Deposits	242,887	227,015
Not included in above amounts:
Assets under administration/management	1,854,538	1,781,840
Loans decreased $9.8 million at March 31, 2017 compared to December 31, 2016, as principal paydowns outpaced loan originations and advances.
Loan originations in the three months ended March 31, 2017 and 2016 were $20.1 million and $28.4 million, respectively. The decrease in originations was primarily due to seasonality in residential home sales and reduced refinance activity resulting from higher mortgage interest rates.
Additionally, Private Banking had approximately $284.7 million and $271.7 million in assets under administration and $1.6 billion and $1.5 billion in assets under management at March 31, 2017 and December 31, 2016, respectively. Private Banking assets under administration and assets under management include assets attributable to Webster Wealth Advisers, Inc., a wholly-owned subsidiary of Webster Financial Corporation, and are administered or managed under contractual arrangements between advisory personnel of that entity and Commonwealth Financial Network, a provider of investment and insurance programs for financial institutions, a broker dealer and investment adviser registered with the SEC and a member of the FINRA and the SIPC. Such assets were $469.5 million at March 31, 2017, compared to $451.1 million at December 31, 2016.

Financial Condition
Webster had total assets of $26.0 billion at March 31, 2017 and $26.1 billion at December 31, 2016. Loans and leases of $16.9 billion, net of ALLL of $199.1 million, at March 31, 2017 increased $0.1 billion compared to loans and leases of $16.8 billion, net of ALLL of $194.3 million, at December 31, 2016. Total deposits of $20.2 billion at March 31, 2017 increased $0.9 billion compared to total deposits of $19.3 billion at December 31, 2016. Interest bearing deposits increased 6.8%, during the period, due to growth in health savings and money market accounts.
At March 31, 2017, total shareholders' equity of $2.6 billion increased $33.3 million compared to total shareholders' equity of $2.5 billion at December 31, 2016. Changes in shareholders' equity for the three months ended March 31, 2017 included increases of $59.5 million in net income and amortization of share-based awards $5.2 million partially offset by $23.1 million in common dividends, $2.0 million in preferred dividends, and $9.0 million of treasury stock at cost.
The quarterly cash dividend to shareholders was increased to $0.26 per common share on April 24, 2017. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
Webster maintains, through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The held-to-maturity portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At March 31, 2017, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.1 billion and $7.2 billion at March 31, 2017 and December 31, 2016, respectively. Available-for-sale securities decreased by $94.0 million, primarily due to principal paydowns exceeding principal purchase activity. Held-to-maturity securities increased by $51.4 million, primarily due to purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2017 and 2016 was 2.98% and 3.07%, respectively.
The Company held $4.5 billion in investment securities that are in an unrealized loss position at March 31, 2017. Approximately $3.8 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $0.7 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $117.0 million at March 31, 2017. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.
For the three months ended March 31, 2017, the Company did not record a charge for OTTI on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $3.2 million and $3.3 million of OTTI at March 31, 2017 and December 31, 2016, respectively, related to previously impaired CLO securities identified as Covered Fund investments as defined under the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$1,854	$—	$(1)	$1,853	$734	$—	$—	$734
Agency CMO	387,389	3,158	(3,340)	387,207	419,865	3,344	(3,503)	419,706
Agency MBS	929,729	4,049	(20,165)	913,613	969,460	4,398	(19,509)	954,349
Agency CMBS	604,335	—	(17,220)	587,115	587,776	63	(14,567)	573,272
CMBS	497,579	3,472	(313)	500,738	473,974	4,093	(702)	477,365
CLO	366,102	2,577	(22)	368,657	425,083	2,826	(519)	427,390
Single issuer trust preferred securities	30,412	97	(1,183)	29,326	30,381	—	(1,748)	28,633
Corporate debt securities	107,862	1,108	(419)	108,551	108,490	1,502	(350)	109,642
Securities available-for-sale	$2,925,262	$14,461	$(42,663)	$2,897,060	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$317,641	$1,678	$(3,554)	$315,765	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,330,163	23,784	(43,325)	2,310,622	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	591,154	116	(3,062)	588,208	547,726	694	(1,348)	547,072
Municipal bonds and notes	690,652	3,780	(23,890)	670,542	655,813	4,389	(25,749)	634,453
CMBS	281,100	3,322	(503)	283,919	298,538	4,107	(411)	302,234
Private Label MBS	1,340	7	—	1,347	1,677	12	—	1,689
Securities held-to-maturity	$4,212,050	$32,687	$(74,334)	$4,170,403	$4,160,658	$37,567	$(73,100)	$4,125,125
The benchmark 10-year U.S. Treasury rate decreased to 2.40% on March 31, 2017 from 2.45% on December 31, 2016. Webster Bank has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $10.3 million at March 31, 2017 and $10.9 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized net gains of $57 thousand and $45 thousand for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.8 million at March 31, 2017 and $5.5 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded no gains or losses for the three months ended March 31, 2017, and a $27 thousand gain for the three months ended March 31, 2016, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds, as defined in the regulation. Compliance with the rule provisions is generally required by July 21, 2017. Webster submitted an illiquid funds extension request on January 13, 2017. See the "Supervision and Regulation" section of Item 1. Business, contained in the Company's 2016 Form 10-K, for additional information on the Volcker Rule, including Covered Funds.

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,268,028	25.0	$4,232,771	24.9
Consumer:
Home equity	2,292,759	13.4	2,330,508	13.7
Liquidating - home equity	61,843	0.4	64,975	0.4
Other consumer	264,680	1.5	274,336	1.6
Total consumer	2,619,282	15.3	2,669,819	15.7
Commercial:
Commercial non-mortgage	4,187,006	24.5	4,151,740	24.4
Asset-based	850,360	5.0	808,836	4.8
Total commercial	5,037,366	29.5	4,960,576	29.1
Commercial real estate:
Commercial real estate	4,121,665	24.1	4,141,025	24.3
Commercial construction	413,913	2.4	375,041	2.2
Total commercial real estate	4,535,578	26.5	4,516,066	26.5
Equipment financing	614,556	3.6	630,040	3.7
Net unamortized premiums	11,628	0.1	9,402	0.1
Net deferred fees	8,061	—	7,914	—
Total loans and leases	$17,094,499	100.0	$17,026,588	100.0
Total residential loans were $4.3 billion at March 31, 2017, an increase of $35.3 million from December 31, 2016. The net increase is a result of direct and correspondent originations, partially offset by payments and payoffs.
Total consumer loans were $2.6 billion at March 31, 2017, a decrease of $50.5 million from December 31, 2016. The net decrease is primarily due to lower outstanding on existing home equity lines.
Total commercial loans were $5.0 billion at March 31, 2017, an increase of $76.8 million from December 31, 2016. The net increase primarily related to new originations of $566.8 million, offset by payments and payoffs.
Total commercial real estate loans were $4.5 billion at March 31, 2017, an increase of $19.5 million from December 31, 2016. The net increase is a result of fundings of $189.0 million, offset by payments and payoffs.
Equipment financing loans and leases were $614.6 million at March 31, 2017, a decrease of $15.5 million from December 31, 2016. The net decrease was primarily related to scheduled amortization and higher prepayments, partially offset by new originations of $38.4 million.
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At March 31, 2017	At December 31, 2016
Non-performing loans and leases as a percentage of loans and leases	1.02%	0.79%
Non-performing assets as a percentage of loans and leases plus OREO	1.04	0.81
Non-performing assets as a percentage of total assets	0.68	0.53
Loans and leases over 30 days past due and accruing income	0.19	0.25
ALLL as a percentage of non-performing loans and leases	114.54	144.98
ALLL as a percentage of loans and leases	1.16	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.13	0.23
Ratio of ALLL to net charge-offs (1)	8.71x	5.25x

(1)	Calculated for the March 31, 2017 period based on the year-to-date net charge-offs, annualized.

Delinquent loans and leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$11,530	0.27	$11,202	0.26
Consumer:
Home equity	10,687	0.47	13,484	0.58
Liquidating - home equity	697	1.13	1,094	1.68
Other consumer	3,378	1.28	3,715	1.35
Commercial:
Commercial non-mortgage	1,685	0.04	1,949	0.05
Commercial real estate:
Commercial real estate	2,072	0.05	8,173	0.20
Equipment financing	1,298	0.21	1,596	0.25
Loans and leases past due 30-89 days	31,347	0.18	41,213	0.24
Residential	—	—	—	—
Commercial non-mortgage	747	0.02	749	0.02
Commercial Real Estate	—	—	—	—
Loans and leases past due 90 days and accruing	747	—	749	—
Total loans and leases over 30 days past due and accruing income	$32,094	0.19	$41,962	0.25
Deferred costs and unamortized premiums	51		86
Total	$32,145		$42,048

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Delinquent loans and leases balances decreased $9.9 million at March 31, 2017 compared to December 31, 2016 and was centered in commercial real estate and consumer home equity. The overall delinquency rate declined to 0.19% at March 31, 2017 as compared to 0.25% at December 31, 2016.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$46,792	1.10%	$47,201	1.12%
Consumer:
Home equity	38,876	1.70	32,992	1.42
Liquidating - home equity	3,178	5.14	2,883	4.44
Other consumer	—	—	1,663	0.61
Total consumer	42,054	1.61	37,538	1.41
Commercial:
Commercial non-mortgage	74,483	1.78	38,550	0.93
Asset-based loans	—	—	—	—
Total commercial	74,483	1.48	38,550	0.78
Commercial real estate:
Commercial real estate	9,793	0.24	9,859	0.24
Commercial construction	—	—	662	0.18
Total commercial real estate	9,793	0.22	10,521	0.23
Equipment financing	703	0.11	225	0.04
Total non-performing loans and leases (3)	173,825	1.02	134,035	0.79
Deferred costs and unamortized premiums	(80)		(219)
Total recorded investment in non-performing loans and leases	$173,745		$133,816

Total non-performing loans and leases	$173,825		$134,035
Foreclosed and repossessed assets:
Residential and consumer	4,028		3,911
Commercial and equipment financing	82		—
Total foreclosed and repossessed assets	$4,110		$3,911
Total non-performing assets	$177,935		$137,946

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $81.0 million at March 31, 2017 and $75.7 million at December 31, 2016.
Non-performing assets increased $40.0 million at March 31, 2017 compared to December 31, 2016. The increase in non-performing assets at March 31, 2017 is primarily due to three middle market loans that were moved to non-accrual during the quarter and are being actively monitored and managed with appropriate reserves established at the time of move to non-accrual. As a result, overall non-performing assets to total assets increased to 0.68% at March 31, 2017 as compared to 0.53% at December 31, 2016 and ALLL as a percentage of non-performing loans and leases declined from 144.98% to 114.54% during the same periods, respectively.
The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$134,035	$139,941
Additions	59,870	40,367
Paydowns/draws	(13,058)	(20,761)
Charge-offs	(5,614)	(16,568)
Other reductions	(1,408)	(2,257)
Ending balance	$173,825	$140,722

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
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at March 31, 2017 and December 31, 2016 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At March 31, 2017, there were 1,593 impaired loans and leases with a recorded investment balance of $285.2 million, which included loans and leases of $191.0 million with an impairment allowance of $21.4 million. This compares to 1,635 impaired loans and leases with a recorded investment balance of $249.4 million, which included loans and leases of $152.6 million, with an impairment allowance of $18.6 million at December 31, 2016.
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

The following tables provide information for TDRs:

	Three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$223,528	$272,690
Additions	8,160	19,697
Paydowns/draws	(3,105)	(22,198)
Charge-offs	(2,034)	(11,608)
Transfers to OREO	(488)	(921)
Ending balance	$226,061	$257,660

(In thousands)	At March 31, 2017	At December 31, 2016
Accrual status	$145,073	$147,809
Non-accrual status	80,988	75,719
Total recorded investment of TDRs	$226,061	$223,528
Accruing TDRs performing under modified terms more than one year	57.0%	57.1%
Specific reserves for TDRs included in the balance of ALLL	$13,248	$14,583
Additional funds committed to borrowers in TDR status	2,487	459
Overall, TDR balances increased $2.5 million at March 31, 2017 compared to December 31, 2016. The March 31, 2017 specific reserves for TDRs declined from year end, and reflects management’s current assessment of reserve requirements.
Allowance for Loan and Lease Losses Methodology
The ALLL is maintained at a level deemed sufficient by management to cover probable losses in the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of March 31, 2017.
Webster’s methodology for assessing an appropriate level of the ALLL includes three key elements:

•
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves based on collateral, cash flow, and probability of re-default specific to each loan or lease;

•
Loans and leases with similar risk characteristics are segmented into homogeneous pools and modeled using quantitative methods. The commercial portfolio loss estimate is based on the expected loss methodology specifically, probability of default and loss given default. Changes in risk ratings and other risk factors, for both performing and non-performing loans and leases, will affect the calculation of the allowance. Residential and consumer portfolio loss estimates are based on roll rate models. Key assumptions that impact forecasted losses are refreshed at least annually. These include the LEP that determines the forecast horizon for each portfolio, and the LBP that determines the amount of historical data used to calculate probability of default, loss given default, and delinquency migration rates. Webster Bank considers other quantitative contributing factors for risks impacting the performance of loan portfolios that are not explicitly included in the quantitative models and may adjust loss estimates based on these factors. Contributing factors may include, but are not limited to, policy exceptions, collateral values, unemployment, and other changes in economic activity, and internal performance metrics; and

•
Webster Bank also considers qualitative factors that are not explicitly factored in the quantitative models but that can have an incremental impact on losses incurred in the current loan and lease portfolio. Examples include policy exceptions, credit concentrations, and macro-economic trends. The quantitative and qualitative contributing factors are consistent with interagency regulatory guidance.

ALLL reserve coverage for the three months ended March 31, 2017 increased to 1.16% compared to 1.14% at December 31, 2016, reflecting an updated assessment of inherent losses. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. The asset quality of the portfolio remained relatively steady with high quality loan originations and a small increase in non-accrual loans during the three months ended March 31, 2017.

Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.
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
At March 31, 2017 the ALLL was $199.1 million compared to $194.3 million at December 31, 2016. The increase of $4.8 million in the reserve at March 31, 2017 compared to December 31, 2016 is primarily due to growth in both commercial banking and community banking portfolios and increased reserves for certain impaired loans. The ALLL as a percentage of the total loan and lease portfolio increased to 1.16% at March 31, 2017 from 1.14% at December 31, 2016, reflecting an updated assessment of embedded losses and impaired reserves. The ALLL as a percentage of total non-performing loans and leases decreased to 114.54% at March 31, 2017 from 144.98% at December 31, 2016.

The following table provides an allocation of the ALLL by portfolio segment:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$20,264	0.47	$23,226	0.55
Consumer	45,408	1.72	45,233	1.68
Commercial	76,354	1.52	71,905	1.46
Commercial real estate	50,727	1.12	47,477	1.05
Equipment financing	6,354	1.03	6,479	1.02
Total ALLL	$199,107	1.16	$194,320	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended March 31,
(In thousands)	2017	2016
Beginning balance	$194,320	$174,990
Provision	10,500	15,600
Charge-offs:
Residential	(732)	(1,594)
Consumer	(6,474)	(4,421)
Commercial	(123)	(11,208)
Commercial real estate	(102)	(1,526)
Equipment financing	(185)	(151)
Total charge-offs	(7,616)	(18,900)
Recoveries:
Residential	237	721
Consumer	1,323	1,214
Commercial	322	457
Commercial real estate	7	74
Equipment financing	14	45
Total recoveries	1,903	2,511
Net charge-offs	(5,713)	(16,389)
Ending balance	$199,107	$174,201
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2017		2016
(Dollars in thousands)	Net Charge-offs (Recoveries)	Net Charge-off (Recovery)Rate (1)	Net Charge-offs	Net Charge-off Rate (1)
Residential	$495	0.05%	$873	0.09%
Consumer	5,151	0.77	3,207	0.47
Commercial	(199)	(0.02)	10,751	0.99
Commercial real estate	95	0.01	1,452	0.14
Equipment financing	171	0.11	106	0.07
Net charge-offs	$5,713	0.13	$16,389	0.41

(1)	Total net charge-offs to total average loans and leases. Calculated based on period to date net charge-offs (recoveries), annualized.
Net charge-offs decreased $10.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily due to improved asset quality in commercial loans.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flow for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and securities sale proceeds and maturities, also provide cash flow. While scheduled loan and security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $112.8 million of FHLB capital stock at March 31, 2017 and $143.9 million at December 31, 2016, for its membership and for outstanding advances and other extensions of credit. On March 2, 2017, the FHLB paid a cash dividend equal to an annual yield of 3.94%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2017 and December 31, 2016, Webster Bank held $50.7 million of FRB capital stock. Beginning in 2016, the semi-annual dividend payment from the FRB will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $20.2 billion at March 31, 2017 compared to $19.3 billion at December 31, 2016. The increase is predominately related to health savings accounts up $0.4 billion and money market accounts up $0.4 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At March 31, 2017 and December 31, 2016, FHLB advances totaled $1.9 billion and $2.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of $2.0 billion at March 31, 2017 compared to $1.2 billion at December 31, 2016. Webster Bank also had additional borrowing capacity at the FRB of $0.6 billion at both March 31, 2017 and December 31, 2016. In addition, unpledged securities of $4.4 billion at March 31, 2017 could have been used to increase borrowing capacity by $3.5 billion at the FHLB or $3.8 billion at the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $3.0 billion at March 31, 2017 compared to $4.0 billion at December 31, 2016. Borrowings represented 11.4% and 15.4% of total assets at March 31, 2017 and December 31, 2016, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year and Fed funds purchased. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $144.1 million for the three months ended March 31, 2017 as compared to $14.0 million for the three months ended March 31, 2016.

Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which is described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2016 Form 10-K. At March 31, 2017, there was $256.5 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $10 million in dividends to the Holding Company during the three months ended March 31, 2017.
The Company has a common stock repurchase program authorized by the Board of Directors, with $15.5 million of remaining repurchase authority at March 31, 2017. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2017, a total of 161,947 shares of common stock were repurchased at a cost of approximately $9.0 million. All 161,947 shares purchased during the three months ended March 31, 2017 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 84.5% and 88.2% at March 31, 2017 and December 31, 2016, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2017. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2017, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the three months ended March 31, 2017, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or "equity at risk" limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the near historic lows in short-term interest rates at March 31, 2017 and December 31, 2016, the declining interest rate scenarios of minus 100 basis points or more for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds, and the run-off of deposits are included in the simulation analysis. From such simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting March 31, 2017 and December 31, 2016, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2017	N/A	N/A	2.8%	5.4%
December 31, 2016	N/A	N/A	2.4%	4.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting March 31, 2017 and December 31, 2016, might have on Webster’s PPNR for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2017	N/A	N/A	3.7%	7.5%
December 31, 2016	N/A	N/A	2.9%	6.3%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of March 31, 2017 and December 31, 2016 assumed a Fed Funds rate of 1.0% and 0.75% respectively. Asset sensitivity for both NII and PPNR on March 31, 2017 was higher as compared to December 31, 2016, primarily due to growth in deposits, primarily health savings accounts and a reduction in borrowings. Since the Fed Funds rate was at 1.0% on March 31, 2017, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting March 31, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2017	N/A	(3.6)%	1.5%	2.9%	(4.1)%	(1.8)%	1.4%	2.6%
December 31, 2016	N/A	N/A	1.2%	2.3%	(3.8)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2017	N/A	(6.1)%	2.0%	3.8%	(6.1)%	(2.5)%	1.9%	3.8%
December 31, 2016	N/A	N/A	1.4%	2.7%	(5.6)%	(2.1)%	1.7%	3.7%

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
Sensitivity to increases in the short end of the yield curve for NII and PPNR increased from December 31, 2016 due to higher forecasted health savings accounts balances and a reduction in borrowings. Sensitivity to decreases in the long end of the yield curve was more negative than at December 31, 2016 in both NII and PPNR due to increases in prepayment speeds.
Sensitivity to increases in the long end of the yield curve was more positive than December 31, 2016 in both NII and PPNR due to lower relative prepayment speeds in the increased rate scenarios.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2017 and December 31, 2016 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
March 31, 2017
Assets	$26,002,916	$25,439,020	N/A	$(636,268)
Liabilities	23,442,558	22,510,126	N/A	(554,999)
Net	$2,560,358	$2,928,894	N/A	$(81,269)
Net change as % base net economic value				(2.8)%

December 31, 2016
Assets	$26,072,529	$25,527,648	N/A	$(633,934)
Liabilities	23,545,517	22,650,967	N/A	(555,854)
Net	$2,527,012	$2,876,681	N/A	$(78,080)
Net change as % base net economic value				(2.7)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.5 years at March 31, 2017. At December 31, 2016, the duration gap was negative 0.4 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in health savings accounts and demand deposit balances as of March 31, 2017.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2017 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above, in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Asset/Liability Management and Market Risk," which is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2017 as a result of an identified material weakness, as described in the Company's 2016 Form 10-K, resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented. The Company's remediation efforts related to this material weakness are ongoing. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including changes to personnel responsible for the allowance for loan loss process. As of the date of this filing, the Company has not concluded that the material weakness has been fully remediated.

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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2017, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
January 1-31, 2017	661	$54.28	—	$15,488,842	—	$—
February 1-28, 2017	117,549	55.94	—	15,488,842	—	—
March 1-31, 2017	43,737	54.44	—	15,488,842	—	—
Total	161,947	55.53	—	15,488,842	—	—

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

All 161,947 shares purchased during the three months ended March 31, 2017 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. There remain 9,777 outstanding warrants to purchase a share (1:1) of the Company's common stock, which carry an exercise price of $18.28 per share and expire on November 21, 2018.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 5, 2017	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer

Date: May 5, 2017	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2017	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.1	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley	X
10.2	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla	X
10.3	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Nitin Mhatre	X
10.4	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl	X
10.5	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.