Form 10-Q
period 2017-06-30
WEBSTER FINANCIAL CORP
filed 2017-08-04
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2017
Commission File Number: 001-31486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2017 was 92,075,458.

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

ii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$231,808	$190,663
Interest-bearing deposits	33,662	29,461
Investment securities available-for-sale	2,807,966	2,991,091
Investment securities held-to-maturity (fair value of $4,197,378 and $4,125,125)	4,219,198	4,160,658
Federal Home Loan Bank and Federal Reserve Bank stock	155,505	194,646
Loans held for sale (valued under fair value option $39,407 and $60,260)	39,407	67,577
Loans and leases	17,273,678	17,026,588
Allowance for loan and lease losses	(199,578)	(194,320)
Loans and leases, net	17,074,100	16,832,268
Deferred tax assets, net	80,942	84,391
Premises and equipment, net	131,833	137,413
Goodwill	538,373	538,373
Other intangible assets, net	31,591	33,674
Cash surrender value of life insurance policies	524,674	517,852
Accrued interest receivable and other assets	305,871	294,462
Total assets	$26,174,930	$26,072,529
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,074,819	$4,021,061
Interest-bearing	16,383,278	15,282,796
Total deposits	20,458,097	19,303,857
Securities sold under agreements to repurchase and other borrowings	872,692	949,526
Federal Home Loan Bank advances	1,767,757	2,842,908
Long-term debt	225,640	225,514
Accrued expenses and other liabilities	245,618	223,712
Total liabilities	23,569,804	23,545,517
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,679,599 and 93,651,601 shares)	937	937
Paid-in capital	1,124,661	1,125,937
Retained earnings	1,496,300	1,425,320
Treasury stock, at cost (1,628,450 and 1,899,502 shares)	(67,400)	(70,899)
Accumulated other comprehensive loss, net of tax	(72,082)	(76,993)
Total shareholders' equity	2,605,126	2,527,012
Total liabilities and shareholders' equity	$26,174,930	$26,072,529
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income:
Interest and fees on loans and leases	$174,456	$152,171	$342,264	$301,979
Taxable interest and dividends on investments	46,408	45,311	92,348	93,350
Non-taxable interest on investment securities	5,722	4,656	11,338	8,871
Loans held for sale	203	293	519	566
Total interest income	226,789	202,431	446,469	404,766
Interest Expense:
Deposits	14,679	12,374	28,114	24,673
Securities sold under agreements to repurchase and other borrowings	3,583	3,379	7,123	7,552
Federal Home Loan Bank advances	8,156	7,291	15,649	14,538
Long-term debt	2,584	2,482	5,132	4,946
Total interest expense	29,002	25,526	56,018	51,709
Net interest income	197,787	176,905	390,451	353,057
Provision for loan and lease losses	7,250	14,000	17,750	29,600
Net interest income after provision for loan and lease losses	190,537	162,905	372,701	323,457
Non-interest Income:
Deposit service fees	38,192	34,894	75,198	69,819
Loan and lease related fees	6,344	6,266	13,552	11,310
Wealth and investment services	7,877	7,204	15,150	14,399
Mortgage banking activities	3,351	3,753	5,617	7,013
Increase in cash surrender value of life insurance policies	3,648	3,664	7,223	7,317
Gain on sale of investment securities, net	—	94	—	414
Impairment loss on investment securities recognized in earnings	(126)	—	(126)	(149)
Other income	5,265	9,200	10,979	17,326
Total non-interest income	64,551	65,075	127,593	127,449
Non-interest Expense:
Compensation and benefits	87,354	80,231	175,630	160,941
Occupancy	16,034	14,842	32,213	29,911
Technology and equipment	22,458	19,376	44,066	39,314
Intangible assets amortization	1,028	1,523	2,083	3,077
Marketing	4,615	4,669	10,056	9,593
Professional and outside services	3,507	3,754	7,783	6,565
Deposit insurance	6,625	6,633	13,357	13,419
Other expense	22,798	21,750	43,015	42,403
Total non-interest expense	164,419	152,778	328,203	305,223
Income before income tax expense	90,669	75,202	172,091	145,683
Income tax expense	29,090	24,599	51,041	48,033
Net income	61,579	50,603	121,050	97,650
Preferred stock dividends and other	(2,094)	(2,205)	(4,224)	(4,368)
Earnings applicable to common shareholders	$59,485	$48,398	$116,826	$93,282

Earnings per common share:

Basic	$0.65	$0.53	$1.27	$1.02
Diluted	0.64	0.53	1.26	1.02
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$61,579	$50,603	$121,050	$97,650
Other comprehensive income (loss), net of tax:
Total securities available-for-sale and transferred	3,200	11,265	975	18,770
Total derivative instruments	651	526	1,810	(426)
Total defined benefit pension and other postretirement benefit plans	1,094	1,095	2,126	2,251
Other comprehensive income, net of tax	4,945	12,886	4,911	20,595
Comprehensive income	$66,524	$63,489	$125,961	$118,245
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	121,050	—	—	121,050
Other comprehensive income, net of tax	—	—	—	—	—	4,911	4,911
Dividends and dividend equivalents declared on common stock $0.51 per share	—	—	82	(47,140)	—	—	(47,058)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Stock-based compensation	—	—	—	1,118	6,833	—	7,951
Exercise of stock options	—	—	(1,358)	—	5,949	—	4,591
Common shares acquired related to stock compensation plan activity	—	—	—	—	(9,283)	—	(9,283)
Balance at June 30, 2017	$122,710	$937	$1,124,661	$1,496,300	$(67,400)	$(72,082)	$2,605,126

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	97,650	—	—	97,650
Other comprehensive income, net of tax	—	—	—	—	—	20,595	20,595
Dividends and dividend equivalents declared on common stock $0.48 per share	—	—	70	(44,124)	—	—	(44,054)
Dividends on Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Stock-based compensation, net of tax impact	—	—	2,265	123	5,254	—	7,642
Exercise of stock options	—	—	(1,051)	—	2,824	—	1,773
Common shares acquired related to stock compensation plan activity	—	—	—	—	(5,183)	—	(5,183)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at June 30, 2016	$122,710	$937	$1,125,446	$1,365,549	$(80,165)	$(57,511)	$2,476,966
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2017	2016
Operating Activities:
Net income	$121,050	$97,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	17,750	29,600
Deferred tax expense	488	10,632
Depreciation and amortization	18,960	17,930
Amortization of earning assets and funding, premiums/discounts, net	23,287	27,449
Stock-based compensation	6,043	5,614
Gain on sale, net of write-down, on foreclosed and repossessed assets	(314)	(791)
Write-down (gain on sale), net on premises and equipment	559	(20)
Impairment loss on investment securities recognized in earnings	126	149
Gain on the sale of investment securities, net	—	(414)
Increase in cash surrender value of life insurance policies	(7,223)	(7,317)
Mortgage banking activities	(5,617)	(7,013)
Proceeds from sale of loans held for sale	173,338	170,572
Origination of loans held for sale	(147,437)	(182,329)
Net increase in derivative contract assets net of liabilities	(213)	(110,393)
Net (increase) decrease in accrued interest receivable and other assets	(24,054)	31,755
Net increase in accrued expenses and other liabilities	5,261	15,729
Net cash provided by operating activities	182,004	98,803
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(4,201)	117,816
Purchases of available for sale investment securities	(106,476)	(428,991)
Proceeds from maturities and principal payments of available for sale investment securities	314,038	271,331
Proceeds from sales of available for sale investment securities	—	259,004
Purchases of held-to-maturity investment securities	(429,711)	(311,420)
Proceeds from maturities and principal payments of held-to-maturity investment securities	357,283	298,796
Net proceeds of Federal Home Loan Bank stock	39,141	3,243
Alternative investments return of capital (capital call), net	296	(1,749)
Net increase in loans	(263,241)	(640,922)
Proceeds from loans not originated for sale	7,445	11,743
Proceeds from life insurance policies	484	—
Proceeds from the sale of foreclosed and repossessed assets	3,371	4,671
Proceeds from the sale of premises and equipment	507	750
Additions to premises and equipment	(13,392)	(20,639)
Proceeds from redemption of other assets	7,581	—
Net cash used for investing activities	(86,875)	(436,367)

	Six months ended June 30,
(In thousands)	2017	2016
Financing Activities:
Net increase in deposits	1,153,597	875,997
Proceeds from Federal Home Loan Bank advances	7,300,000	10,125,000
Repayments of Federal Home Loan Bank advances	(8,375,145)	(10,326,076)
Net decrease in securities sold under agreements to repurchase and other borrowings	(76,834)	(251,709)
Dividends paid to common shareholders	(46,862)	(43,791)
Dividends paid to preferred shareholders	(4,048)	(4,048)
Exercise of stock options	4,591	1,773
Excess tax benefits from stock-based compensation	—	2,241
Common stock repurchase program	—	(11,206)
Common shares purchased related to stock compensation plan activity	(9,283)	(5,183)
Common stock warrants repurchased	—	(163)
Net cash (used for) provided by financing activities	(53,984)	362,835
Net increase in cash and due from banks	41,145	25,271
Cash and due from banks at beginning of period	190,663	199,693
Cash and due from banks at end of period	$231,808	$224,964

Supplemental disclosure of cash flow information:
Interest paid	$53,354	$51,527
Income taxes paid	53,334	43,093
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$3,167	$3,285
Transfer of loans from loans and leases to loans-held-for-sale	—	11,892
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At June 30, 2017, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
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
Significant Accounting Policy Updates
Centrally Cleared Derivatives
Effective during the first quarter of 2016, the Company offset the variation margin pertaining to derivatives reported on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty against the net derivative position on the Company's balance sheets. The Chicago Mercantile Exchange has amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear, as settlements rather than collateral, effective January 3, 2017.
The Company has updated its significant accounting policies to classify variation margin deemed to be legal settlements as a single unit of account with the derivative, for accounting and presentation purposes. The policy update does not result in a change in the presentation of the Company's balance sheets as the Company previously offset the variation margin pertaining to derivatives reporting on a net basis, subject to a legally enforceable master netting arrangement, with the same counterparty against the net derivative position.
Accounting Standards Adopted during 2017
Effective January 1, 2017, the following new accounting guidance was adopted by the Company:
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payment Accounting
The Update impacted the accounting for employee share-based payment transactions, including the income tax consequences, and classification on the statement of cash flows. The Update requires the Company to recognize the income tax effects of awards in the income statement on a prospective basis when the awards vest or are settled, compared to within additional paid-in capital. As a result, applicable excess tax benefits and tax deficiencies are recorded as an income tax benefit or expense, respectively. The Company elected to present the classification on the statement of cash flows on a prospective basis to better align this presentation with the income tax effects.
The impact of the Update will vary from period to period based on the Company's stock price and the quantity of shares that vest or are settled within a given period.

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
ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.
The Update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The Update requires the assessment of embedded call (put) options solely in accordance with the four-step decision sequence. The Update clarified that Companies are not required to assess whether the event triggering the ability to exercise the call/put option was also clearly and closely related.
The adoption of this accounting standard did not have a material impact on the Company's financial statements, as the Company has not performed the additional step of assessing whether the event triggering the ability to exercise the call/put option was clearly and closely related, which was deemed not required by the Update.
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
The Change from an "incurred loss" method to an "expected loss" method represents a fundamental shift from existing GAAP, and may result in material changes to the Company's accounting for credit losses on financial instruments. The Company has established a project lead and identified a working group comprised of members from different disciplines including Credit, Finance and Information Technology. The Company is in the early stages of evaluation of the effect that this ASU will have on its financial statements and related disclosures, but has begun to develop a roadmap which includes a consideration of external resources that may be required, use of existing and new models, data availability and system solutions to facilitate implementation. The ASU will be effective for the Company as of January 1, 2020.
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
The Company intends to adopt the Update for the first quarter of 2019 using the modified retrospective method. The Company is in the early assessment stage and will continue to review the existing lease portfolio to evaluate the impact of the new accounting guidance on the financial statements.
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
The Company intends to adopt the Update for the first quarter of 2018 and is in the process of assessing the impact of the new accounting guidance on the financial statements.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606).
The Update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Update excludes revenue associated with net interest income as well as many other revenues for financial assets and liabilities including loans and leases, securities, and derivatives. As a result the majority of the Company's revenue will not be affected.
The Company continues to evaluate customer contracts within the scope of the new guidance and assess the related revenues to determine if any accounting or internal control changes will be required for the updated guidance. The Company's deposit service fees, wealth and investment services, and certain other income items are within the scope of the Update. While the assessment is not complete, the timing of the Company's revenue recognition is not expected to materially change.
The Company continues to evaluate the effect that the guidance will have on other revenue streams within its scope, as well as changes in disclosures required by the new guidance. The Company intends to adopt the Update for the first quarter of 2018 utilizing the modified retrospective application with a cumulative affect adjustment to opening retained earnings. The Company's evaluations are not final and are subject to change.

Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At June 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$3,843	$—	$—	$3,843	$734	$—	$—	$734
Agency CMO	359,075	3,064	(3,123)	359,016	419,865	3,344	(3,503)	419,706
Agency MBS	888,810	3,764	(16,884)	875,690	969,460	4,398	(19,509)	954,349
Agency CMBS	602,446	—	(15,344)	587,102	587,776	63	(14,567)	573,272
CMBS	477,932	2,202	(226)	479,908	473,974	4,093	(702)	477,365
CLO	361,323	2,026	(224)	363,125	425,083	2,826	(519)	427,390
Trust preferred	30,434	891	(123)	31,202	30,381	—	(1,748)	28,633
Corporate debt	107,228	906	(54)	108,080	108,490	1,502	(350)	109,642
Available-for-sale	$2,831,091	$12,853	$(35,978)	$2,807,966	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$297,649	$1,381	$(3,170)	$295,860	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,324,270	23,383	(35,115)	2,312,538	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	642,676	309	(2,727)	640,258	547,726	694	(1,348)	547,072
Municipal bonds and notes	688,913	5,111	(14,605)	679,419	655,813	4,389	(25,749)	634,453
CMBS	265,086	3,862	(252)	268,696	298,538	4,107	(411)	302,234
Private Label MBS	604	3	—	607	1,677	12	—	1,689
Held-to-maturity	$4,219,198	$34,049	$(55,869)	$4,197,378	$4,160,658	$37,567	$(73,100)	$4,125,125

Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
During the three and six months ended June 30, 2017, OTTI of $126 thousand, related to principal held back in conjunction with the exercise of a clean-up call option for a Private Label MBS security, was recognized. To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may, in future periods, be required to recognize OTTI in earnings.
The following table presents the changes in OTTI:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$3,231	$3,437	$3,243	$3,288
Reduction for investment securities sold or called	(126)	—	(138)	—
Additions for OTTI not previously recognized in earnings	126	—	126	149
Ending balance	$3,231	$3,437	$3,231	$3,437

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$90,691	$(1,941)	$60,635	$(1,182)	16	$151,326	$(3,123)
Agency MBS	463,242	(8,396)	250,375	(8,488)	101	713,617	(16,884)
Agency CMBS	582,194	(15,154)	4,908	(190)	34	587,102	(15,344)
CMBS	43,970	(30)	19,804	(196)	6	63,774	(226)
CLO	58,674	(203)	16,263	(21)	4	74,937	(224)
Trust preferred	5,527	(53)	4,606	(70)	2	10,133	(123)
Corporate debt	5,851	(30)	1,841	(24)	2	7,692	(54)
Available-for-sale in an unrealized loss position	$1,250,149	$(25,807)	$358,432	$(10,171)	165	$1,608,581	$(35,978)
Held-to-maturity:
Agency CMO	$98,593	$(2,288)	$51,844	$(882)	15	$150,437	$(3,170)
Agency MBS	1,315,939	(27,429)	252,535	(7,686)	149	1,568,474	(35,115)
Agency CMBS	493,652	(2,727)	—	—	39	493,652	(2,727)
Municipal bonds and notes	314,543	(12,295)	30,956	(2,310)	148	345,499	(14,605)
CMBS	38,756	(252)	—	—	7	38,756	(252)
Held-to-maturity in an unrealized loss position	$2,261,483	$(44,991)	$335,335	$(10,878)	358	$2,596,818	$(55,869)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$107,853	$(2,168)	$67,351	$(1,335)	15	$175,204	$(3,503)
Agency MBS	512,075	(10,503)	252,779	(9,006)	97	764,854	(19,509)
Agency CMBS	554,246	(14,567)	—	—	32	554,246	(14,567)
CMBS	12,427	(24)	63,930	(678)	12	76,357	(702)
CLO	49,946	(54)	50,237	(465)	5	100,183	(519)
Trust preferred	—	—	28,633	(1,748)	5	28,633	(1,748)
Corporate debt	—	—	7,384	(350)	2	7,384	(350)
Available-for-sale in an unrealized loss position	$1,236,547	$(27,316)	$470,314	$(13,582)	168	$1,706,861	$(40,898)
Held-to-maturity:
Agency CMO	$163,439	$(3,339)	$17,254	$(485)	16	$180,693	$(3,824)
Agency MBS	1,394,623	(32,942)	273,779	(8,826)	150	1,668,402	(41,768)
Agency CMBS	347,725	(1,348)	—	—	25	347,725	(1,348)
Municipal bonds and notes	384,795	(25,745)	1,192	(4)	196	385,987	(25,749)
CMBS	60,768	(411)	—	—	8	60,768	(411)
Held-to-maturity in an unrealized loss position	$2,351,350	$(63,785)	$292,225	$(9,315)	395	$2,643,575	$(73,100)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at June 30, 2017.
Available-for-Sale
Agency CMO. There were unrealized losses of $3.1 million on the Company’s investment in Agency CMO at June 30, 2017, compared to $3.5 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at June 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $16.9 million on the Company’s investment in Agency MBS at June 30, 2017, compared to $19.5 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at June 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency CMBS. There were unrealized losses of $15.3 million on the Company's investment in Agency CMBS at June 30, 2017, compared to $14.6 million at December 31, 2016. Unrealized losses increased due to higher principal balances for this asset class compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
CMBS. There were unrealized losses of $0.2 million on the Company’s investment in CMBS at June 30, 2017, compared to $0.7 million at December 31, 2016. The portfolio of mainly floating rate CMBS experienced lower market spreads which resulted in higher security prices and smaller unrealized losses at June 30, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $0.2 million on the Company's investment in CLO at June 30, 2017, compared to $0.5 million at December 31, 2016. Unrealized losses decreased due to lower market spreads for the CLO portfolio at June 30, 2017 compared to December 31, 2016. Contractual cash flows for these investments are performing as expected.
Trust preferred. There were unrealized losses of $0.1 million on the Company's investment in trust preferred at June 30, 2017, compared to $1.7 million at December 31, 2016. Unrealized losses decreased due to lower market spreads for this asset class, which resulted in higher security prices compared to December 31, 2016. The trust preferred portfolio consists of three floating rate investments issued by two different large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt. There were $0.1 million unrealized losses on the Company's corporate debt at June 30, 2017, compared to $0.4 million at December 31, 2016. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity
Agency CMO. There were unrealized losses of $3.2 million on the Company’s investment in Agency CMO at June 30, 2017 compared to $3.8 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at June 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.

Agency MBS. There were unrealized losses of $35.1 million on the Company’s investment in Agency MBS at June 30, 2017, compared to $41.8 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at June 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $2.7 million on the Company's investment in Agency CMBS at June 30, 2017, compared to $1.3 million at December 31, 2016. Unrealized losses increased due to higher market spreads for this asset class which resulted in lower prices since December 31, 2016.
Municipal bonds and notes. There were unrealized losses of $14.6 million on the Company’s investment in municipal bonds and notes at June 30, 2017, compared to $25.7 million at December 31, 2016. Unrealized losses decreased due to lower market rates which resulted in higher prices at June 30, 2017. The Company performs periodic credit reviews of the issuers and these investments are currently performing as expected.
CMBS. There were unrealized losses of $0.3 million on the Company’s investment in CMBS at June 30, 2017, compared to $0.4 million at December 31, 2016. Unrealized losses were approximately the same, for the portfolio comprised mainly of seasoned fixed rate conduit transactions, at June 30, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Investment Securities
The following table provides information on sales of available-for-sale investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Proceeds from sales (1)	$—	$216,071	$—	$259,273

Gross realized gains on sales	$—	$2,504	$—	$2,891
Less: Gross realized losses on sales	—	2,410		2,477
Gain on sale of investment securities, net	$—	$94	$—	$414

(1)	There were no sales during the three and six months ended June 30, 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At June 30, 2017
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$77,641	$77,882	$16,289	$16,403
Due after one year through five years	21,426	21,745	7,849	7,943
Due after five through ten years	491,037	493,662	44,759	45,623
Due after ten years	2,240,987	2,214,677	4,150,301	4,127,409
Total debt securities	$2,831,091	$2,807,966	$4,219,198	$4,197,378

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At June 30, 2017, the Company had a carrying value of $1.3 billion in callable investment securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.7 billion at June 30, 2017 and $2.5 billion at December 31, 2016 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The investment securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO and trust preferred. The Company has not provided financial or other support with respect to these investment securities other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. Refer to Note 2: Investment Securities for additional information.
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
At June 30, 2017 and December 31, 2016, the aggregate carrying value of the Company's tax credit-finance investments were$29.2 million and $22.8 million, respectively. At June 30, 2017 and December 31, 2016, unfunded commitments have been recognized, totaling $20.4 million and $14.0 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
At June 30, 2017 and December 31, 2016, the aggregate carrying value of the Company's other investments in VIEs were $12.2 million and $12.3 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $21.3 million and $19.9 million, respectively.
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

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2017	At December 31, 2016
Residential	$4,388,308	$4,254,682
Consumer	2,599,318	2,684,500
Commercial	5,144,171	4,940,931
Commercial Real Estate	4,556,208	4,510,846
Equipment Financing	585,673	635,629
Loans and leases (1) (2)	$17,273,678	$17,026,588

(1)	Loans and leases include net deferred fees and net premiums/discounts of $18.8 million and $17.3 million at June 30, 2017 and December 31, 2016, respectively.

(2)	At June 30, 2017, the Company had pledged $6.2 billion of eligible residential, consumer and commercial loans as collateral to support borrowing capacity at the FHLB Boston and the FRB of Boston.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At June 30, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$6,157	$3,697	$—	$46,090	$55,944	$4,332,364	$4,388,308
Consumer:
Home equity	7,961	3,307	—	38,974	50,242	2,293,538	2,343,780
Other consumer	1,788	1,337	—	1,272	4,397	251,141	255,538
Commercial:
Commercial non-mortgage	1,269	648	1,185	68,181	71,283	4,211,685	4,282,968
Asset-based	—	—	—	—	—	861,203	861,203
Commercial real estate:
Commercial real estate	832	184	—	10,637	11,653	4,182,700	4,194,353
Commercial construction	—	—	—	543	543	361,312	361,855
Equipment financing	883	—	—	547	1,430	584,243	585,673
Total	$18,890	$9,173	$1,185	$166,244	$195,492	$17,078,186	$17,273,678

	At December 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,631	$2,609	$—	$47,279	$58,519	$4,196,163	$4,254,682
Consumer:
Home equity	8,831	5,782	—	35,926	50,539	2,359,354	2,409,893
Other consumer	2,233	1,485	—	1,663	5,381	269,226	274,607
Commercial:
Commercial non-mortgage	1,382	577	749	38,190	40,898	4,094,727	4,135,625
Asset-based	—	—	—	—	—	805,306	805,306
Commercial real estate:
Commercial real estate	6,357	1,816	—	9,871	18,044	4,117,742	4,135,786
Commercial construction	—	—	—	662	662	374,398	375,060
Equipment financing	903	693	—	225	1,821	633,808	635,629
Total	$28,337	$12,962	$749	$133,816	$175,864	$16,850,724	$17,026,588
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the three and six months ended June 30, 2017 and 2016, had the loans and leases been current in accordance with their original terms, totaled $2.6 million and $4.5 million, and $3.0 million and $5.4 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the three months ended June 30, 2017
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$20,264	$45,408	$76,354	$50,727	$6,354	$199,107
(Benefit) provision charged to expense	(1,621)	1,562	5,489	1,771	49	7,250
Charge-offs	(623)	(5,602)	(2,196)	(100)	(119)	(8,640)
Recoveries	407	1,120	317	4	13	1,861
Balance, end of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578

	At or for the three months ended June 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$27,330	$41,636	$66,471	$33,318	$5,446	$174,201
(Benefit) provision charged to expense	(2,412)	4,682	10,560	1,087	83	14,000
Charge-offs	(638)	(4,556)	(3,525)	(995)	(70)	(9,784)
Recoveries	133	1,194	316	212	156	2,011
Balance, end of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428

	At or for the six months ended June 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
(Benefit) provision charged to expense	(4,088)	6,888	9,739	5,116	95	17,750
Charge-offs	(1,355)	(12,076)	(2,319)	(202)	(304)	(16,256)
Recoveries	644	2,443	639	11	27	3,764
Balance, end of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578
Individually evaluated for impairment	$5,105	$1,829	$10,951	$324	$27	$18,236
Collectively evaluated for impairment	$13,322	$40,659	$69,013	$52,078	$6,270	$181,342

Loan and lease balances:
Individually evaluated for impairment	$117,820	$47,310	$83,206	$18,677	$6,332	$273,345
Collectively evaluated for impairment	4,270,488	2,552,008	5,060,965	4,537,531	579,341	17,000,333
Loans and leases	$4,388,308	$2,599,318	$5,144,171	$4,556,208	$585,673	$17,273,678

	At or for the six months ended June 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
(Benefit) provision charged to expense	(85)	7,473	21,096	968	148	29,600
Charge-offs	(2,232)	(8,977)	(14,733)	(2,521)	(221)	(28,684)
Recoveries	854	2,408	773	286	201	4,522
Balance, end of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428
Individually evaluated for impairment	$10,018	$3,027	$6,422	$1,649	$17	$21,133
Collectively evaluated for impairment	$14,395	$39,929	$67,400	$31,973	$5,598	$159,295

Loan and lease balances:
Individually evaluated for impairment	$127,965	$47,576	$59,550	$32,208	$421	$267,720
Collectively evaluated for impairment	4,028,700	2,680,876	4,517,932	4,158,879	617,922	16,004,309
Loans and leases	$4,156,665	$2,728,452	$4,577,482	$4,191,087	$618,343	$16,272,029

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At June 30, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$129,421	$117,820	$27,130	$90,690	$5,105
Consumer	52,666	47,310	22,923	24,387	1,829
Commercial	90,351	83,206	25,250	57,956	10,951
Commercial real estate:
Commercial real estate	19,273	18,135	13,086	5,049	239
Commercial construction	645	542	—	542	85
Equipment financing	6,332	6,332	5,736	596	27
Total	$298,688	$273,345	$94,125	$179,220	$18,236

	At December 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$131,468	$119,424	$21,068	$98,356	$8,090
Consumer	52,432	45,719	22,746	22,973	2,903
Commercial	57,732	53,037	26,006	27,031	7,422
Commercial real estate:
Commercial real estate	24,146	23,568	19,591	3,977	169
Commercial construction	1,188	1,187	1,187	—	—
Equipment financing	6,398	6,420	6,197	223	9
Total	$273,364	$249,355	$96,795	$152,560	$18,593

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2017			2016			2017			2016
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$119,398	$1,036	$286	$129,049	$1,124	$297	$118,622	$2,106	$701	$131,207	$2,239	$614
Consumer	47,296	335	249	47,836	344	257	46,514	657	562	48,001	693	516
Commercial	85,006	233	—	62,199	475	—	68,122	455	—	58,066	947	—
Commercial real estate:
Commercial real estate	20,454	98	—	28,737	149	—	20,851	233	—	30,575	297	—
Commercial construction	862	—	—	5,177	34	—	865	12	—	5,177	69	—
Equipment financing	6,240	67	—	717	1	—	6,376	138	—	422	2	—
Total	$279,256	$1,769	$535	$273,715	$2,127	$554	$261,350	$3,601	$1,263	$273,448	$4,247	$1,130

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of borrower default and the loss given default. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of default. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
A (7) "Special Mention" credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. An (8) "Substandard" asset has a well defined weakness that jeopardizes the full repayment of the debt. An asset rated (9) "Doubtful" has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as (10) "Loss" in accordance with regulatory guidelines are considered uncollectible and charged off.
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2017	At December 31, 2016	At June 30, 2017	At December 31, 2016	At June 30, 2017	At December 31, 2016
(1) - (6) Pass	$4,828,252	$4,655,007	$4,358,273	$4,357,458	$567,168	$618,084
(7) Special Mention	86,109	56,240	92,245	69,023	3,802	1,324
(8) Substandard	207,831	226,603	105,690	84,365	14,703	16,221
(9) Doubtful	21,979	3,081	—	—	—	—
Total	$5,144,171	$4,940,931	$4,556,208	$4,510,846	$585,673	$635,629

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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Accrual status	$136,047	$147,809
Non-accrual status	87,052	75,719
Total recorded investment of TDRs	$223,099	$223,528
Specific reserves for TDRs included in the balance of ALLL	$12,101	$14,583
Additional funds committed to borrowers in TDR status	4,819	459

For the three and six months ended June 30, 2017, and 2016, Webster charged off $0.6 million and $2.6 million, and $3.3 million and $14.9 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	4	$420	2	$338	9	$1,390	7	$1,002
Adjusted Interest Rate	2	335	—	—	2	335	1	236
Maturity/Rate Combined	2	354	7	895	5	846	7	895
Other (2)	7	1,176	8	1,476	26	4,114	15	2,891
Consumer:
Extended Maturity	4	625	6	193	6	664	7	292
Maturity/Rate Combined	4	830	4	359	11	2,813	8	659
Other (2)	10	701	22	839	43	2,894	29	1,177
Commercial:
Extended Maturity	6	778	—	—	8	813	9	14,649
Maturity/Rate Combined	5	8,854	1	644	5	8,854	2	648
Other (2)	—	—	3	64	1	4	7	374
Commercial real estate:
Maturity/Rate Combined	—	—	—	—	—	—	1	444
Other (2)	—	—	—	—	—	—	1	509
Equipment Financing
Extended Maturity	—	—	—	—	—	—	1	4
Total TDRs	44	$14,073	53	$4,808	116	$22,727	95	$23,780

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential	—	$—	1	$54	—	$—	1	$54
Consumer	—	—	1	18	—	—	1	18
Commercial	1	23	1	1,363	1	23	1	1,363
Total	1	$23	3	$1,435	1	$23	3	$1,435

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2017	At December 31, 2016
(1) - (6) Pass	$8,241	$10,210
(7) Special Mention	367	7
(8) Substandard	46,705	45,509
(9) Doubtful	2,656	2,738
Total	$57,969	$58,464

Note 5: Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. The gain or loss on residential mortgage loans sold and the related origination fee income, and the fair value adjustment to loans held-for-sale are included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$824	$1,119	$790	$1,192
Provision (benefit) charged to expense	19	(127)	53	(102)
Repurchased loans and settlements charged off	—	—	—	(98)
Ending balance	$843	$992	$843	$992

The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Residential mortgage loans held for sale:
Proceeds from sale	$66,718	$85,411	$173,338	$170,572
Loans sold with servicing rights retained	60,167	78,645	159,667	158,005

Net gain on sale	2,126	1,820	2,377	3,425
Ancillary fees	641	808	1,409	1,439
Fair value option adjustment	584	1,125	1,831	2,149

The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion at both June 30, 2017 and December 31, 2016.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$24,336	$21,004	$24,466	$20,698
Additions	2,478	2,947	4,487	4,860
Amortization	(2,106)	(2,005)	(4,245)	(3,612)
Ending balance	$24,708	$21,946	$24,708	$21,946

Loan servicing fees, net of mortgage servicing rights amortization, were $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets. Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $7.4 million for certain residential loans and $11.7 million for certain commercial loans for the six months ended June 30, 2017 and 2016, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At June 30, 2017			At December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
HSA Bank CDI	$22,000	$(7,437)	$14,563	$22,000	$(6,162)	$15,838
HSA Bank Customer relationships	21,000	(3,972)	17,028	21,000	(3,164)	17,836
Total other intangible assets	$43,000	$(11,409)	$31,591	$43,000	$(9,326)	$33,674

Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

There was no change in the carrying amounts for goodwill since December 31, 2016.
As of June 30, 2017, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2017	$1,980
2018	3,847
2019	3,847
2020	3,847
2021	3,847
Thereafter	14,223

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2017	At December 31, 2016
Non-interest-bearing:
Demand	$4,074,819	$4,021,061
Interest-bearing:
Checking	2,669,207	2,528,274
Health savings accounts	4,828,145	4,362,503
Money market	2,316,460	2,047,121
Savings	4,473,925	4,320,090
Time deposits	2,095,541	2,024,808
Total interest-bearing	16,383,278	15,282,796
Total deposits	$20,458,097	$19,303,857

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$913,234	$848,618
Time deposits, included in above balance, that meet or exceed the FDIC limit	572,231	490,721
Deposit overdrafts reclassified as loan balances	1,242	1,885

The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2017
Remainder of 2017	$522,491
2018	715,967
2019	526,115
2020	200,945
2021	107,943
Thereafter	22,080
Total time deposits	$2,095,541

Note 8: Borrowings
Total borrowings of $2.9 billion at June 30, 2017 and $4.0 billion at December 31, 2016 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2017		At December 31, 2016
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$310,967	0.17%	$340,526	0.16%
Original maturity of greater than one year, non-callable	400,000	3.04	400,000	3.09
Total securities sold under agreements to repurchase	710,967	1.79	740,526	1.82
Fed funds purchased	161,725	1.13	209,000	0.46
Securities sold under agreements to repurchase and other borrowings	$872,692	1.66%	$949,526	1.53%

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
The following table provides information for FHLB advances:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,105,500	1.21%	$2,130,500	0.71%
After 1 but within 2 years	175,000	1.45	200,000	1.36
After 2 but within 3 years	153,026	1.78	128,026	1.73
After 3 but within 4 years	175,000	1.72	175,000	1.77
After 4 but within 5 years	150,000	2.23	200,000	1.81
After 5 years	9,225	2.59	9,370	2.59
	1,767,751	1.43%	2,842,896	0.95%
Premiums on advances	6		12
Federal Home Loan Bank advances	$1,767,757		$2,842,908

Aggregate carrying value of assets pledged as collateral	$5,835,397		$5,967,318
Remaining borrowing capacity	2,066,318		1,192,758

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2017	At December 31, 2016
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(786)	(845)
Debt issuance cost on senior fixed-rate notes		(894)	(961)
Long-term debt		$225,640	$225,514

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.22% at June 30, 2017 and 3.94% at December 31, 2016.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in AOCL by component:

	Three months ended June 30, 2017				Six months ended June 30, 2017
(In thousands)	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(17,701)	$(15,909)	$(43,417)	$(77,027)	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/OCL before reclassifications	3,200	(472)	—	2,728	975	(411)	—	564
Amounts reclassified from AOCL	—	1,123	1,094	2,217	—	2,221	2,126	4,347
Net current-period OCI/OCL	3,200	651	1,094	4,945	975	1,810	2,126	4,911
Ending balance	$(14,501)	$(15,258)	$(42,323)	$(72,082)	$(14,501)	$(15,258)	$(42,323)	$(72,082)

	Three months ended June 30, 2016				Six months ended June 30, 2016
(In thousands)	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$1,098	$(23,932)	$(47,563)	$(70,397)	$(6,407)	$(22,980)	$(48,719)	$(78,106)
OCI/OCL before reclassifications	11,324	(758)	—	10,566	18,938	(3,210)	—	15,728
Amounts reclassified from AOCL	(59)	1,284	1,095	2,320	(168)	2,784	2,251	4,867
Net current-period OCI/OCL	11,265	526	1,095	12,886	18,770	(426)	2,251	20,595
Ending balance	$12,363	$(23,406)	$(46,468)	$(57,511)	$12,363	$(23,406)	$(46,468)	$(57,511)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2017	2016	2017	2016

Securities available-for-sale and transferred:
Unrealized gains (losses) on investment securities	$—	$94	$—	$414	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	—	—	—	(149)	Impairment loss recognized in earnings
Total before tax	—	94	—	265
Tax benefit (expense)	—	(35)	—	(97)	Income tax expense
Net of tax	$—	$59	$—	$168
Derivative instruments:
Cash flow hedges	$(1,771)	$(2,024)	$(3,506)	$(4,389)	Total interest expense
Tax benefit	648	740	1,285	1,605	Income tax expense
Net of tax	$(1,123)	$(1,284)	$(2,221)	$(2,784)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,734)	$(1,734)	$(3,372)	$(3,563)	(1)
Prior service costs	—	(3)	—	(7)	(1)
Total before tax	(1,734)	(1,737)	(3,372)	(3,570)
Tax benefit	640	642	1,246	1,319	Income tax expense
Net of tax	$(1,094)	$(1,095)	$(2,126)	$(2,251)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 - Retirement Benefit Plans for further details).

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,000,421	10.84%	$830,190	4.5%	$1,199,163	6.5%
Total risk-based capital	2,402,573	13.02	1,475,893	8.0	1,844,867	10.0
Tier 1 risk-based capital	2,123,131	11.51	1,106,920	6.0	1,475,893	8.0
Tier 1 leverage capital	2,123,131	8.28	1,025,965	4.0	1,282,457	5.0
Webster Bank
CET1 risk-based capital	$2,042,747	11.08%	$829,365	4.5%	$1,197,972	6.5%
Total risk-based capital	2,244,869	12.18	1,474,427	8.0	1,843,034	10.0
Tier 1 risk-based capital	2,042,747	11.08	1,105,821	6.0	1,474,427	8.0
Tier 1 leverage capital	2,042,747	7.97	1,025,265	4.0	1,281,581	5.0

	At December 31, 2016
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$1,932,171	10.52%	$826,504	4.5%	$1,193,840	6.5%
Total risk-based capital	2,328,808	12.68	1,469,341	8.0	1,836,677	10.0
Tier 1 risk-based capital	2,054,881	11.19	1,102,006	6.0	1,469,341	8.0
Tier 1 leverage capital	2,054,881	8.13	1,010,857	4.0	1,263,571	5.0
Webster Bank
CET1 risk-based capital	$1,945,332	10.61%	$825,228	4.5%	$1,191,995	6.5%
Total risk-based capital	2,141,939	11.68	1,467,071	8.0	1,833,839	10.0
Tier 1 risk-based capital	1,945,332	10.61	1,100,304	6.0	1,467,071	8.0
Tier 1 leverage capital	1,945,332	7.70	1,010,005	4.0	1,262,507	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $30 million during the six months ended June 30, 2017 compared to $85 million during the six months ended June 30, 2016.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $71.0 million and $58.6 million at June 30, 2017 and December 31, 2016, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Earnings for basic and diluted earnings per common share:
Net income	$61,579	$50,603	$121,050	$97,650
Less: Preferred stock dividends	2,024	2,024	4,048	4,048
Net income available to common shareholders	59,555	48,579	117,002	93,602
Less: Earnings applicable to participating securities	70	181	176	320
Earnings applicable to common shareholders	$59,485	$48,398	$116,826	$93,282

Shares:
Weighted-average common shares outstanding - basic	92,092	91,244	91,989	91,247
Effect of dilutive securities:
Stock options and restricted stock	397	475	475	453
Warrants	6	26	6	26
Weighted-average common shares outstanding - diluted	92,495	91,745	92,470	91,726

Earnings per common share:
Basic	$0.65	$0.53	$1.27	$1.02
Diluted	0.64	0.53	1.26	1.02

Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Stock options (shares with exercise price greater than market price)	—	172	—	172
Restricted stock (due to performance conditions on non-participating shares)	79	194	60	188

Note 12: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, such as interest rate, liquidity, and credit risks by managing the amount, sources, and duration of its debt funding in conjunction with the use of interest rate derivative financial instruments. Webster enters into interest rate derivatives to mitigate the exposure related to business activities that result in the future receipt or payment of, both known and uncertain, cash amounts that are impacted by interest rates. The primary objective for using interest rate derivatives is to add stability to interest expense by managing exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.
Interest rate swaps and interest rate caps designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable-rate cash flow. Forward-settle interest rate swaps protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for payment of an up-front premium.
Cash flow hedges are used to regulate the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Derivative instruments designated as cash flow hedges are recorded on the balance sheet at fair value. The effective portion of the change in fair value of the derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, is recorded to AOCL and is reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives, attributable to the difference in the effective date of the hedge and the effective date of the debt issuance, is recognized directly in earnings. During the periods presented, there was no ineffectiveness to be recognized in earnings.
Certain fixed-rate obligations can be exposed to a change in fair value attributable to changes in benchmark interest rates. On occasion, interest rate swaps will be used to manage this exposure. An interest rate swap which involves the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreement, without the exchange of the underlying notional amount, is designated as a fair value hedge. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. During the periods presented, Webster did not have any interest rate derivative financial instruments designated as fair value hedges and as a result, there was no impact to interest expense.
Additionally, in order to address certain other risk management matters, the Company also utilizes derivative instruments that do not qualify for hedge accounting. These derivative instruments, which are recorded on the balance sheet at fair value, with changes in fair value recognized each period as other non-interest income in the accompanying Condensed Consolidated Statements of Income, are described in the following paragraphs.
Interest rate swap and cap contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions.
RPAs are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed with the borrower by the lead bank in a loan syndication.
Other derivatives include foreign currency forward contracts related to lending arrangements, a VISA equity swap transaction, and mortgage banking derivatives such as mortgage-backed securities related to residential loan commitments and loans held for sale. Mortgage banking derivatives are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans, or possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At June 30, 2017				At December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$225,000	$2,198	$100,000	$367	$225,000	$3,270	$100,000	$792
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	2,132,888	6,740	1,205,406	4,224	1,943,485	32,226	1,242,937	24,388
Other	3,566	109	22,588	395	10,634	231	14,265	120
Positions not subject to a master netting agreement
Interest rate derivatives	1,822,285	38,495	1,516,009	15,915	1,734,679	38,668	1,451,762	19,001
RPAs	85,447	119	97,528	145	86,037	139	87,273	166
Mortgage banking derivatives (2)	88,120	998	52,491	293	103,440	3,084	59,895	711
Other	—	—	1,857	106	1,438	19	181	11
Total not designated as hedging instruments	4,132,306	46,461	2,895,879	21,078	3,879,713	74,367	2,856,313	44,397
Gross derivative instruments, before netting	$4,357,306	48,659	$2,995,879	21,445	$4,104,713	77,637	$2,956,313	45,189
Less: Legally enforceable master netting agreements		3,802		3,802		24,252		24,254
Less: Cash collateral posted		1,680		999		11,475		600
Total derivative instruments, after netting		$43,177		$16,644		$41,910		$20,335

(1)
One of Webster's counterparty relationships was impacted by a Chicago Mercantile Exchange rulebook amendment, resulting in the presentation of that relationship on a settlement basis, as a single unit of account at June 30, 2017, versus a netting basis at December 31, 2016.

(2)	Notional amounts include mandatory forward commitments of $77.9 million, while notional amounts do not include approved floating rate commitments of $22.8 million, at June 30, 2017.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment were recognized as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Interest rate derivatives	$30	$3,574	$279	$5,907
RPAs	53	(167)	106	(253)
Mortgage banking derivatives	374	(162)	(1,667)	(363)
Other	(283)	216	(627)	(297)
Total impact on other non-interest income	$174	$3,461	$(1,909)	$4,994

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.3 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At June 30, 2017, the remaining unamortized loss on the termination of cash flow hedges is $18.1 million. Over the next twelve months, the Company estimates that $6.3 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 9: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13: Fair Value Measurements.

Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a legally enforceable master netting agreement. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net gain positions are recorded as assets and are included in accrued interest receivable and other assets, while, net loss positions are recorded as liabilities and are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.
The following table is presented on a gross basis, prior to the application of counterparty netting agreements:

	At June 30, 2017				At December 31, 2016
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$2,198	$1,046	$398	$754	$3,270	$2,335	$935	$—
Non-hedge accounting	4,319	2,756	1,282	281	32,457	21,917	10,540	—
Total assets	$6,517	$3,802	$1,680	$1,035	$35,727	$24,252	$11,475	$—

Derivative instrument losses:
Hedge accounting	$367	$367	$—	$—	$792	$792	$—	$—
Non-hedge accounting	4,620	3,435	999	186	24,508	23,462	600	446
Total liabilities	$4,987	$3,802	$999	$186	$25,300	$24,254	$600	$446

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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $28.1 million in net margin collateral posted with financial counterparties at June 30, 2017, comprised of $30.7 million in initial margin and $2.6 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $38.5 million at June 30, 2017. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $27.4 million at June 30, 2017. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When quoted prices are available in an active market, the Company classifies investment securities within Level 1 of the valuation hierarchy. U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, trust preferred, and corporate debt, are classified within Level 2 of the fair value hierarchy.
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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.9 million at June 30, 2017.
Alternative Investments. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. Alternative investments in which the ownership percentage is greater than 3% are fair valued on a recurring basis based upon the net asset value of the respective fund. Alternative investments in which the ownership percentage is less than 3% are fair valued on a non-recurring basis. These alternative investments are recorded at cost, subject to impairment testing. Both recurring and non-recurring alternative investments are classified within Level 3 of the fair value hierarchy, as they are non-public entities that cannot be redeemed since the Company's investment is distributed as the underlying investments are liquidated. At June 30, 2017, the alternative investments book value was $16.5 million and there was $9.1 million in remaining unfunded commitments.
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

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$3,843	$—	$—	$3,843
Agency CMO	—	359,016	—	359,016
Agency MBS	—	875,690	—	875,690
Agency CMBS	—	587,102	—	587,102
CMBS	—	479,908	—	479,908
CLO	—	363,125	—	363,125
Trust preferred	—	31,202	—	31,202
Corporate debt	—	108,080	—	108,080
Total available-for-sale investment securities	3,843	2,804,123	—	2,807,966
Gross derivative instruments, before netting (1)	109	48,550	—	48,659
Investments held in Rabbi Trust	5,083	—	—	5,083
Alternative investments	—	—	6,587	6,587
Originated loans held for sale	—	39,407	—	39,407
Total financial assets held at fair value	$9,035	$2,892,080	$6,587	$2,907,702
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$489	$20,956	$—	$21,445

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$734	$—	$—	$734
Agency CMO	—	419,706	—	419,706
Agency MBS	—	954,349	—	954,349
Agency CMBS	—	573,272	—	573,272
CMBS	—	477,365	—	477,365
CLO	—	427,390	—	427,390
Trust preferred	—	28,633	—	28,633
Corporate debt	—	109,642	—	109,642
Total available-for-sale investment securities	734	2,990,357	—	2,991,091
Gross derivative instruments, before netting (1)	250	77,387	—	77,637
Investments held in Rabbi Trust	5,119	—	—	5,119
Alternative investments	—	—	5,502	5,502
Originated loans held for sale	—	60,260	—	60,260
Total financial assets held at fair value	$6,103	$3,128,004	$5,502	$3,139,609
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$120	$45,069	$—	$45,189

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments
Balance at January 1, 2017	$5,502
Unrealized gain included in net income	228
Purchases/capital funding	899
Payments	(42)
Balance at June 30, 2017	$6,587

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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $4.0 million at June 30, 2017. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$18,724	Real Estate Appraisals	Discount for appraisal type	0%	-	30%
			Discount for costs to sell	8%	-	15%
OREO	$757	Real Estate Appraisals	Discount for appraisal type	0%	-	20%
			Discount for costs to sell	8%

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
Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Time Deposits. The fair value of a fixed-maturity certificate of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Time deposits are classified within Level 2 of the fair value hierarchy.

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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At June 30, 2017		At December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,219,198	$4,197,378	$4,160,658	$4,125,125
Transferred loans held for sale	—	—	7,317	7,444
Level 3
Loans and leases, net	17,074,100	16,928,626	16,832,268	16,678,106
Mortgage servicing assets	24,708	44,406	24,466	52,075
Alternative investments	9,882	11,644	11,034	13,189
Liabilities:
Level 2
Deposit liabilities	$18,362,556	$18,362,556	$17,279,049	$17,279,049
Time deposits	2,095,541	2,092,851	2,024,808	2,024,395
Securities sold under agreements to repurchase and other borrowings	872,692	876,289	949,526	955,660
FHLB advances (1)	1,767,757	1,774,605	2,842,908	2,825,101
Long-term debt (1)	225,640	240,959	225,514	225,514

(1)	The following adjustments to the carrying amount are not included for determination of fair value, see Note 8: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes

Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended June 30,
	2017			2016
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$13	$—	$—	$11	$—	$—
Interest cost on benefit obligations	1,844	93	25	2,123	97	31
Expected return on plan assets	(3,075)	—	—	(2,964)	—	—
Amortization of prior service cost	—	—	—	—	—	3
Recognized net loss	1,515	212	7	1,642	83	9
Net periodic benefit cost	$297	$305	$32	$812	$180	$43

	Six months ended June 30,
	2017			2016
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$25	$—	$—	$23	$—	$—
Interest cost on benefit obligations	3,657	185	50	4,221	194	62
Expected return on plan assets	(6,148)	—	—	(5,529)	—	—
Amortization of prior service cost	—	—	—	—	—	7
Recognized net loss	2,932	425	15	3,332	213	18
Net periodic benefit cost	$466	$610	$65	$2,047	$407	$87

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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Stock options	$—	$—	$—	$43
Restricted stock	2,725	2,831	6,043	5,571
Total stock compensation expense	$2,725	$2,831	$6,043	$5,614

At June 30, 2017 there was $19.0 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.1 years.
The following table provides a summary of the stock compensation plans activity for the six months ended June 30, 2017:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2017	253,361	$32.24	2,158	$32.89	116,184	$33.62	1,072,974	$21.24
Granted	148,479	55.53	8,129	56.07	89,581	56.18	—	—
Exercised options	—	—	—	—	—	—	232,416	27.97
Vested restricted stock awards (1)	106,532	35.26	4,867	45.79	61,563	39.23	—	—
Forfeited	12,344	37.16	—	—	6,276	42.72	—	—
Outstanding and exercisable, at June 30, 2017	282,964	$41.53	5,420	$56.07	137,926	$45.42	840,558	$19.38

(1)	Vested for purposes of recording compensation expense.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 765,769 non-qualified stock options and 74,789 incentive stock options outstanding at June 30, 2017.

Note 16: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, Community Banking and HSA Bank. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury Unit of the Company is included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP.
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
Segment Reporting Modifications
The 2016 segment results have been adjusted for comparability to the 2017 segment presentation for the following changes.
To further strengthen Webster's ability to deliver the totality of its products and services to the owners and executives of commercial clients and other high net worth individuals, an organizational change was made during the second quarter of 2017. Effective April 1, 2017, the head of Private Banking reports directly to the head of Commercial Banking. The current organizational structure reflects how executive management responsibilities are assigned and reviewed. As a result of this change, the Private Banking and Commercial Banking operating segments are aggregated into one reportable segment, Commercial Banking.
In late 2007 Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area referred to as National Wholesale Lending. Webster placed these two portfolios into a liquidating loan portfolio included within the Corporate and Reconciling category. The balance of the home equity liquidating loan portfolio was $65.0 million at December 31, 2016. As the remainder of this portfolio has been performing in the same manner as the continuing home equity portfolio, management has decided to combine the liquidating loan portfolio with the continuing home equity loan portfolio. The combined portfolio is included in the Community Banking reportable segment.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
At June 30, 2017	$9,433,770	$8,802,060	$78,569	$7,860,531	$26,174,930
At December 31, 2016	9,069,445	8,721,046	83,987	8,198,051	26,072,529

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$78,946	$95,902	$25,574	$(2,635)	$197,787
Provision (benefit) for loan and lease losses	10,692	(3,442)	—	—	7,250
Net interest income (expense) after provision for loan and lease losses	68,254	99,344	25,574	(2,635)	190,537
Non-interest income	12,532	28,058	19,750	4,211	64,551
Non-interest expense	37,304	94,322	28,750	4,043	164,419
Income (loss) before income tax expense	43,482	33,080	16,574	(2,467)	90,669
Income tax expense (benefit)	14,158	10,353	5,323	(744)	29,090
Net income (loss)	$29,324	$22,727	$11,251	$(1,723)	$61,579

	Three months ended June 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$68,862	$91,620	$20,005	$(3,582)	$176,905
Provision for loan and lease losses	11,612	2,388	—	—	14,000
Net interest income (expense) after provision for loan and lease losses	57,250	89,232	20,005	(3,582)	162,905
Non-interest income	14,755	27,468	18,114	4,738	65,075
Non-interest expense	33,483	91,526	24,688	3,081	152,778
Income (loss) before income tax expense	38,522	25,174	13,431	(1,925)	75,202
Income tax expense (benefit)	12,603	8,617	4,384	(1,005)	24,599
Net income (loss)	$25,919	$16,557	$9,047	$(920)	$50,603

	Six months ended June 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$157,193	$189,492	$49,626	$(5,860)	$390,451
Provision for loan and lease losses	17,489	261	—	—	17,750
Net interest income (expense) after provision for loan and lease losses	139,704	189,231	49,626	(5,860)	372,701
Non-interest income	25,956	53,437	39,021	9,179	127,593
Non-interest expense	75,428	189,501	56,989	6,285	328,203
Income (loss) before income tax expense	90,232	53,167	31,658	(2,966)	172,091
Income tax expense (benefit)	26,762	15,769	9,389	(879)	51,041
Net income (loss)	$63,470	$37,398	$22,269	$(2,087)	$121,050

	Six months ended June 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$137,157	$182,191	$39,924	$(6,215)	$353,057
Provision for loan and lease losses	21,889	7,711	—	—	29,600
Net interest income (expense) after provision for loan and lease losses	115,268	174,480	39,924	(6,215)	323,457
Non-interest income	25,903	54,118	38,069	9,359	127,449
Non-interest expense	67,543	183,537	48,945	5,198	305,223
Income (loss) before income tax expense	73,628	45,061	29,048	(2,054)	145,683
Income tax expense (benefit)	24,276	14,857	9,577	(677)	48,033
Net income (loss)	$49,352	$30,204	$19,471	$(1,377)	$97,650

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2017	At December 31, 2016
Commitments to extend credit	$5,211,813	$5,224,280
Standby letter of credit	138,536	128,985
Commercial letter of credit	40,678	46,497
Total credit-related financial instruments with off-balance sheet risk	$5,391,027	$5,399,762

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$2,655	$2,126	$2,287	$2,119
(Benefit) provision charged to expense	(111)	193	257	200
Ending balance	$2,544	$2,319	$2,544	$2,319

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at June 30, 2017 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

▪	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

▪	volatility and disruption in national and international financial markets;

▪	government intervention in the U.S. financial system;

▪	changes in the level of non-performing assets and charge-offs;

▪	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

▪	adverse conditions in the securities markets that lead to impairment in the value of our investment securities;

▪	inflation, interest rate, securities market and monetary fluctuations;

▪	the timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

▪	changes in consumer spending, borrowings and savings habits;

▪	technological changes and cyber-security matters;

▪	the ability to increase market share and control expenses;

▪	changes in the competitive environment among banks, financial holding companies and other financial services providers;

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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2016 Form 10-K. Modifications to significant accounting policies made during the year are described in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
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
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2017	2016	2017	2016
Earnings:
Net interest income	$197,787	$176,905	$390,451	$353,057
Provision for loan and lease losses	7,250	14,000	17,750	29,600
Total non-interest income	64,551	65,075	127,593	127,449
Total non-interest expense	164,419	152,778	328,203	305,223
Net income	61,579	50,603	121,050	97,650
Earnings applicable to common shareholders	59,485	48,398	116,826	93,282
Share Data:
Weighted-average common shares outstanding - diluted	92,495	91,745	92,470	91,726
Diluted earnings per common share	$0.64	$0.53	$1.26	$1.02
Dividends and dividend equivalents declared per common share	0.26	0.25	0.51	0.48
Dividends declared per Series E preferred share	400.00	400.00	800.00	800.00
Book value per common share	26.93	25.68	26.93	25.68
Tangible book value per common share (non-GAAP)	20.74	19.41	20.74	19.41
Selected Ratios:
Net interest margin	3.27%	3.08%	3.25%	3.10%
Return on average assets (annualized basis)	0.94	0.81	0.93	0.78
Return on average common shareholders' equity (annualized basis)	9.63	8.31	9.53	8.05
CET1 risk-based capital	10.84	10.50	10.84	10.50
Tangible common equity ratio (non-GAAP)	7.47	7.25	7.47	7.25
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	12.65	11.25	12.56	10.94
Efficiency ratio (non-GAAP)	60.65	61.47	61.36	61.74
The non-GAAP financial measures identified in the preceding table provide investors with information useful in understanding the Company's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes that the presentation, together with the accompanying reconciliations provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2017	2016
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,605,126	$2,476,966
Less: Preferred stock (GAAP)	122,710	122,710
Goodwill and other intangible assets (GAAP)	569,964	574,622
Tangible common shareholders' equity (non-GAAP)	$1,912,452	$1,779,634
Common shares outstanding	92,195	91,677
Tangible book value per common share (non-GAAP)	$20.74	$19.41

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,912,452	$1,779,634
Total Assets (GAAP)	$26,174,930	$25,120,466
Less: Goodwill and other intangible assets (GAAP)	569,964	574,622
Tangible assets (non-GAAP)	$25,604,966	$24,545,844
Tangible common equity ratio (non-GAAP)	7.47%	7.25%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$61,579	$50,603	$121,050	$97,650
Less: Preferred stock dividends (GAAP)	2,024	2,024	4,048	4,048
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	668	990	1,354	2,000
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$60,223	$49,569	$118,356	$95,602
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$240,892	$198,276	$236,712	$191,204
Average shareholders' equity (non-GAAP)	$2,597,222	$2,460,763	$2,578,392	$2,447,434
Less: Average preferred stock (non-GAAP)	122,710	122,710	122,710	122,710
Average goodwill and other intangible assets (non-GAAP)	570,560	575,483	571,083	576,256
Average tangible common shareholders' equity (non-GAAP)	$1,903,952	$1,762,570	$1,884,599	$1,748,468
Return on average tangible common shareholders' equity (non-GAAP)	12.65%	11.25%	12.56%	10.94%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$164,419	$152,778	$328,203	$305,223
Less: Foreclosed property activity (GAAP)	(143)	(123)	(69)	(281)
Intangible assets amortization (GAAP)	1,028	1,523	2,083	3,077
Other expense (non-GAAP)	1,587	260	2,710	1,477
Non-interest expense (non-GAAP)	$161,947	$151,118	$323,479	$300,950
Net interest income (GAAP)	$197,787	$176,905	$390,451	$353,057
Add: Tax-equivalent adjustment (non-GAAP)	4,136	3,282	8,169	6,257
Non-interest income (GAAP)	64,551	65,075	127,593	127,449
Less: Gain on sale of investment securities, net (GAAP)	—	94	—	414
Other (non-GAAP)	(555)	(655)	(946)	(1,136)
Income (non-GAAP)	$267,029	$245,823	$527,159	$487,485
Efficiency ratio (non-GAAP)	60.65%	61.47%	61.36%	61.74%

Financial Performance
Comparison to Prior Year Quarter
For the three months ended June 30, 2017, income before income tax expense of $90.7 million increased $15.5 million, or 20.6%, compared to the three months ended June 30, 2016. Net interest income increased 11.8%, the provision for loan and lease losses decreased 48.2%, non-interest income decreased 0.8%, and non-interest expense increased 7.6%.
After income tax expense of $29.1 million and $24.6 million for the three months ended June 30, 2017 and 2016, respectively, net income was $61.6 million and diluted earnings per share was $0.64 for the three months ended June 30, 2017 compared to net income of $50.6 million and diluted earnings per share of $0.53 for the three months ended June 30, 2016.
Comparison to Prior Year to Date
For the six months ended June 30, 2017, income before income tax expense of $172.1 million increased $26.4 million, or 18.1%, compared to the six months ended June 30, 2016. Net interest income increased 10.6%, the provision for loan and lease losses decreased 40.0%, non-interest income was flat, and non-interest expense increased 7.5%.
After income tax expense of $51.0 million and $48.0 million for the six months ended June 30, 2017 and 2016, respectively, net income was $121.1 million and diluted earnings per share was $1.26 for the six months ended June 30, 2017 compared to net income of $97.7 million and diluted earnings per share of $1.02 for the six months ended June 30, 2016.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,266,424	$175,421	4.04%	$16,079,348	$152,937	3.79%
Investment securities (based upon historical amortized cost)	7,030,120	53,569	3.04	6,904,166	50,986	2.95
FHLB and FRB stock	165,087	1,563	3.80	192,664	1,420	2.96
Interest-bearing deposits	64,812	169	1.03	61,929	77	0.49
Loans held for sale	22,956	203	3.53	37,104	293	3.15
Total interest-earning assets	24,549,399	$230,925	3.74%	23,275,211	$205,713	3.52%
Non-interest-earning assets	1,633,049			1,728,222
Total Assets	$26,182,448			$25,003,433

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$3,979,330	$—	—%	$3,728,684	$—	—%
Savings, checking, & money market deposits	14,301,783	8,723	0.24	13,009,331	6,861	0.21
Time deposits	2,057,335	5,956	1.16	2,015,120	5,513	1.10
Total deposits	20,338,448	14,679	0.29	18,753,135	12,374	0.27

Securities sold under agreements to repurchase and other borrowings	844,837	3,583	1.68	872,189	3,379	1.53
FHLB advances	1,997,069	8,156	1.62	2,525,500	7,291	1.14
Long-term debt	225,604	2,584	4.58	225,351	2,482	4.41
Total borrowings	3,067,510	14,323	1.85	3,623,040	13,152	1.44
Total interest-bearing liabilities	23,405,958	$29,002	0.49%	22,376,175	$25,526	0.46%
Non-interest-bearing liabilities	179,268			166,495
Total liabilities	23,585,226			22,542,670

Preferred stock	122,710			122,710
Common shareholders' equity	2,474,512			2,338,053
Total shareholders' equity	2,597,222			2,460,763
Total Liabilities and Shareholders' Equity	$26,182,448			$25,003,433
Tax-equivalent net interest income		$201,923			$180,187
Less: Tax-equivalent adjustments		(4,136)			(3,282)
Net interest income		$197,787			$176,905
Net interest margin			3.27%			3.08%

	Six months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,154,412	$344,150	4.00%	$15,939,123	$303,473	3.79%
Investment securities (based upon historical amortized cost)	7,050,583	106,420	3.01	6,899,787	103,998	3.01
FHLB and FRB stock	173,601	3,250	3.78	190,505	2,837	3.00
Interest-bearing deposits	66,476	299	0.89	59,633	149	0.49
Loans held for sale	29,560	519	3.51	31,863	566	3.55
Total interest-earning assets	24,474,632	$454,638	3.71%	23,120,911	$411,023	3.54%
Non-interest-earning assets	1,637,865			1,776,231
Total Assets	$26,112,497			$24,897,142

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$3,957,403	$—	—%	$3,697,306	$—	—%
Savings, checking & money market deposits	14,181,826	16,503	0.23	12,885,504	13,476	0.21
Time deposits	2,040,024	11,611	1.15	2,036,385	11,197	1.11
Total deposits	20,179,253	28,114	0.28	18,619,195	24,673	0.27

Securities sold under agreements to repurchase and other borrowings	874,871	7,123	1.62	960,593	7,552	1.56
FHLB advances	2,066,551	15,649	1.51	2,431,623	14,538	1.18
Long-term debt	225,572	5,132	4.55	225,771	4,946	4.38
Total borrowings	3,166,994	27,904	1.75	3,617,987	27,036	1.48
Total interest-bearing liabilities	23,346,247	$56,018	0.48%	22,237,182	$51,709	0.46%
Non-interest-bearing liabilities	187,858			212,526
Total liabilities	23,534,105			22,449,708

Preferred stock	122,710			122,710
Common shareholders' equity	2,455,682			2,324,724
Total shareholders' equity	2,578,392			2,447,434
Total Liabilities and Shareholders' Equity	$26,112,497			$24,897,142
Tax-equivalent net interest income		$398,620			$359,314
Less: Tax-equivalent adjustments		(8,169)			(6,257)
Net interest income		$390,451			$353,057
Net interest margin			3.25%			3.10%

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.4% of total revenue for the six months ended June 30, 2017. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
The Federal Open Market Committee increased the federal funds rate target range from 0.50-0.75% at December 31, 2016, to 0.75-1.00% effective March 16, 2017 and, to 1.00-1.25% effective June 15, 2017. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $197.8 million for the three months ended June 30, 2017 compared to $176.9 million for the three months ended June 30, 2016, an increase of $20.9 million. On a fully tax-equivalent basis, net interest income increased $21.7 million when compared to the same period in 2016. The increase for the three months ended June 30, 2017 was primarily the result of a significant increase in loan balances and yield improvements of 25 basis points, while investment balances remained flat but the reinvestment spreads on those assets improved. Net interest margin increased 19 basis points to 3.27% for the three months ended June 30, 2017 from 3.08% for the three months ended June 30, 2016.
Comparison to Prior Year to Date
Net interest income totaled $390.5 million for the six months ended June 30, 2017 compared to $353.1 million for the six months ended June 30, 2016, an increase of $37.4 million. On a fully tax-equivalent basis, net interest income increased $39.3 million when compared to the same period in 2016. The increase for the six months ended June 30, 2017 was primarily the result of a significant increase in loans with overall improved yields bearing greater weight on net interest margin than the investment balances and reinvestment spreads on those assets. Net interest margin increased 15 basis points to 3.25% for the six months ended June 30, 2017 from 3.10% for the six months ended June 30, 2016.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2017 vs. 2016 Increase (decrease) due to			2017 vs. 2016 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$12,040	$10,443	$22,483	$18,660	$22,017	$40,677
Loans held for sale	27	(115)	(88)	48	(34)	14
Investments (2)	1,887	930	2,817	531	2,393	2,924
Total interest income	$13,954	$11,258	$25,212	$19,239	$24,376	$43,615
Interest on interest-bearing liabilities:
Deposits	$1,462	$844	$2,306	$1,963	$1,479	$3,442
Borrowings	2,758	(1,588)	1,170	3,533	(2,666)	867
Total interest expense	$4,220	$(744)	$3,476	$5,496	$(1,187)	$4,309
Net change in net interest income	$9,734	$12,002	$21,736	$13,743	$25,563	$39,306

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the six months ended June 30, 2017 increased $1.2 billion compared to the average for the six months ended June 30, 2016. The loan and lease portfolio comprised 70.1% of the average interest-earning assets at June 30, 2017 compared to 68.9% of the average interest-earning assets at June 30, 2016. The loan and lease portfolio yield increased 21 basis points to 4.00% for the six months ended June 30, 2017 compared to the loan and lease portfolio yield of 3.79% for the six months ended June 30, 2016. The increase in the yield on the average loan and lease portfolio is due to floating rate loans as well as increased spreads on loan originations.
Average investments for the six months ended June 30, 2017 increased $140.7 million compared to the average for the six months ended June 30, 2016. The investments portfolio comprised 29.8% of the average interest-earning assets at June 30, 2017 compared to 30.9% of the average interest-earning assets at June 30, 2016. The investments portfolio yield increased 3 basis points to 3.02% for the six months ended June 30, 2017 compared to the investments portfolio yield of 2.99% for the six months ended June 30, 2016. The increase in the yield on the investments portfolio is primarily due to an increased yield on FHLB and FRB stock, as the effect from current market rates on investment securities purchases compared to the yield on investment securities paydowns and maturities during the period essentially offset.
Average total deposits for the six months ended June 30, 2017 increased $1.6 billion compared to the average for the six months ended June 30, 2016. The increase is comprised of an increase of $260.1 million in non-interest-bearing deposits and an increase of $1.3 billion in interest-bearing deposits. The increase in average interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily due to health savings account deposit growth. The average cost of deposits was 0.28% for the six months ended June 30, 2017 compared to 0.27% for the six months ended June 30, 2016. The slight increase in the average cost of deposits is the result of a pricing shift on money market accounts. Higher cost time deposits, decreased to 12.6% for the six months ended June 30, 2017 from 13.6% for the six months ended June 30, 2016, as a percentage of total interest-bearing deposits.
Average total borrowings for the six months ended June 30, 2017 decreased $451.0 million compared to the average for the six months ended June 30, 2016. Average securities sold under agreements to repurchase and other borrowings decreased $85.7 million, and average FHLB advances decreased $365.1 million as utilization of advances maturing within one year declined. The average cost of borrowings increased 27 basis point to 1.75% for the six months ended June 30, 2017 from 1.48% for the six months ended June 30, 2016. The increase in average cost of borrowings is the result of an overall increase in the cost of wholesale funding.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Interest rate swaps on repurchase agreements	$—	$—	$—	$361
Interest rate swaps on FHLB advances	1,714	2,193	3,482	4,370
Interest rate swaps on senior fixed-rate notes	77	77	153	153
Interest rate swaps on brokered CDs and deposits	195	195	390	390
Net increase to interest expense on borrowings	$1,986	$2,465	$4,025	$5,274
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At June 30, 2017, the ALLL totaled $199.6 million, or 1.16% of total loans and leases, as compared to $194.3 million, or 1.14% of total loans and leases, at December 31, 2016.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $6.8 million and $12.5 million for the three and six months ended June 30, 2017, respectively, compared to $7.8 million and $24.2 million for the three and six months ended June 30, 2016, respectively. Lower commercial and commercial real estate net charge-offs more than offset an increase in consumer net charge-offs, for both the three and six months comparisons.
The provision for loan and lease losses of $7.3 million and $17.8 million for the three and six months ended June 30, 2017, respectively, decreased $6.7 million and $11.8 million, respectively, compared to the three and six months ended June 30, 2016. The decrease in provision for loan and lease losses was primarily due to improved asset quality factors and the effect from updated modeling estimates related to impaired loans in the three months ended June 30, 2017. Improved asset quality factors, a slowing loan growth rate from 2016, and a large charge-off for one impaired commercial loan in 2016 impacted the decrease in provision for loan and lease losses in the six months ended June 30, 2016.
See the "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Deposit service fees	$38,192	$34,894	$3,298	9.5%	$75,198	$69,819	$5,379	7.7%
Loan related fees	6,344	6,266	78	1.2	13,552	11,310	2,242	19.8
Wealth and investment services	7,877	7,204	673	9.3	15,150	14,399	751	5.2
Mortgage banking activities	3,351	3,753	(402)	(10.7)	5,617	7,013	(1,396)	(19.9)
Increase in cash surrender value of life insurance policies	3,648	3,664	(16)	(0.4)	7,223	7,317	(94)	(1.3)
Gain on sale of investment securities, net	—	94	(94)	n/m	—	414	(414)	n/m
Impairment loss recognized in earnings	(126)	—	(126)	n/m	(126)	(149)	23	n/m
Other income	5,265	9,200	(3,935)	(42.8)	10,979	17,326	(6,347)	(36.6)
Total non-interest income	$64,551	$65,075	$(524)	(0.8)%	$127,593	$127,449	$144	0.1%
n/m - not meaningful
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2017 was $64.6 million, a decrease of $0.5 million, or 0.8%, compared to $65.1 million for the three months ended June 30, 2016. The decrease is primarily the result of deposit service fee growth being more than offset by decreased other income.
Deposit service fees totaled $38.2 million for the three months ended June 30, 2017, compared to $34.9 million for the three months ended June 30, 2016. The increase is primarily due to increased checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Other income totaled $5.3 million for the three months ended June 30, 2017, compared to $9.2 million for the three months ended June 30, 2016. The decrease is primarily due to lower client interest rate hedging activities.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2017 of $127.6 million, compared to $127.4 million for the six months ended June 30, 2016. The slight increase of $144 thousand is attributable to increases in deposit service fees and loan related fees, mostly offset by decreases in mortgage banking activities and other income.
Deposit service fees totaled $75.2 million for the six months ended June 30, 2017, compared to $69.8 million for the six months ended June 30, 2016. The increase is primarily due to increased checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Loan related fees totaled $13.6 million for the six months ended June 30, 2017, compared to $11.3 million for the six months ended June 30, 2016. The increase is primarily due to increased syndication activity, partially offset by increased mortgage servicing rights amortization, and lower amendment fees.
Mortgage banking activities totaled $5.6 million for the six months ended June 30, 2017, compared to $7.0 million for the six months ended June 30, 2016. The decrease is due to lower volume of conforming residential mortgage originations, driven by a decrease in refinance activity.
Other income totaled $11.0 million for the six months ended June 30, 2017, compared to $17.3 million for the six months ended June 30, 2016. The decrease is due to a $2.9 million favorable adjustment to the fair value of the contingent receivable recognized in 2016, and $4.9 million decrease in client interest rate hedging activities, partially offset by an increase of $1.3 million in alternative investment gains.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Compensation and benefits	$87,354	$80,231	$7,123	8.9%	$175,630	$160,941	$14,689	9.1%
Occupancy	16,034	14,842	1,192	8.0	32,213	29,911	2,302	7.7
Technology and equipment	22,458	19,376	3,082	15.9	44,066	39,314	4,752	12.1
Intangible assets amortization	1,028	1,523	(495)	(32.5)	2,083	3,077	(994)	(32.3)
Marketing	4,615	4,669	(54)	(1.2)	10,056	9,593	463	4.8
Professional and outside services	3,507	3,754	(247)	(6.6)	7,783	6,565	1,218	18.6
Deposit insurance	6,625	6,633	(8)	(0.1)	13,357	13,419	(62)	(0.5)
Other expense	22,798	21,750	1,048	4.8	43,015	42,403	612	1.4
Total non-interest expense	$164,419	$152,778	$11,641	7.6%	$328,203	$305,223	$22,980	7.5%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2017 was $164.4 million, an increase of $11.6 million, or 7.6%, compared to $152.8 million for the three months ended June 30, 2016. The increase is primarily attributable to compensation and benefits, occupancy, technology and equipment, and other expense.
Compensation and benefits totaled $87.4 million for the three months ended June 30, 2017, compared to $80.2 million for the three months ended June 30, 2016. The increase is primarily due to strategic hires, an increase to group insurance costs, and annual merit increases.
Occupancy totaled $16.0 million for the three months ended June 30, 2017, compared to $14.8 million for the three months ended June 30, 2016. The increase is essentially a result of charges related to banking center optimization.
Technology and equipment totaled $22.5 million for the three months ended June 30, 2017, compared to $19.4 million for the three months ended June 30, 2016. The increase is primarily due to increased service contracts and additional depreciation on technology infrastructure, to support bank growth.
Other expense totaled $22.8 million for the three months ended June 30, 2017, compared to $21.8 million for the three months ended June 30, 2016. The increase is a result of net deposit fraud losses.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2017 was $328.2 million, an increase of $23.0 million, or 7.5%, compared to $305.2 million for the six months ended June 30, 2016. The increase is primarily attributable to compensation and benefits, occupancy, technology and equipment, and professional and outside services.
Compensation and benefits totaled $175.6 million for the six months ended June 30, 2017, compared to $160.9 million for the six months ended June 30, 2016. The increase is primarily due to strategic hires as well as an increase to group insurance costs.
Occupancy totaled $32.2 million for the six months ended June 30, 2017, compared to $29.9 million for the six months ended June 30, 2016. The increase is essentially a result of charges related to banking center optimization.
Technology and equipment totaled $44.1 million for the six months ended June 30, 2017, compared to $39.3 million for the six months ended June 30, 2016. The increase is primarily due to increased service contracts and additional depreciation on technology infrastructure, to support bank growth.
Professional and outside services totaled $7.8 million for the six months ended June 30, 2017, compared to $6.6 million for the six months ended June 30, 2016. The increase is primarily due to strategic consulting projects.

Income Taxes
Webster recognized income tax expense of $29.1 million and $51.0 million reflecting effective tax rates of 32.1% and 29.7% for the three and six months ended June 30, 2017, respectively, compared to $24.6 million and $48.0 million and 32.7% and 33.0%, for the three and six months ended June 30, 2016, respectively.
The increases in tax expense for the three and six months ended June 30, 2017 as compared to 2016 principally reflect the higher levels of pre-tax income in 2017, while the decreases in the effective rates in 2017 as compared to 2016 principally reflect $5.4 million of excess tax benefits recognized in the six months ended June 30, 2017 under ASU No. 2016-09, including $0.6 million during the three months ended June 30, 2017. See “Accounting Standards Adopted During 2017” section of Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on adoption of ASU No. 2016-09.
For more information on Webster's income taxes, including its deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's 2016 Form 10-K.
Segment Results
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, Community Banking and HSA Bank. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury Unit of the Company is included in the Corporate and Reconciling category along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP. The 2016 segment results have been adjusted for comparability to the 2017 segment presentation for the following changes.
To further strengthen Webster's ability to deliver the totality of its products and services to the owners and executives of commercial clients and other high net worth individuals, an organizational change was made during the second quarter of 2017. Effective April 1, 2017, the head of Private Banking reports directly to the head of Commercial Banking. The current organizational structure reflects how executive management responsibilities are assigned and reviewed. As a result of this change, the Private Banking and Commercial Banking operating segments are aggregated into one reportable segment, Commercial Banking.
In late 2007 Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area, referred to as National Wholesale Lending. Webster placed these two portfolios into a liquidating loan portfolio included within the Corporate and Reconciling category. The balance of the home equity liquidating loan portfolio was $65.0 million at December 31, 2016. As the remainder of this portfolio has been performing in the same manner as the continuing home equity portfolio, management has decided to combine the liquidating loan portfolio with the continuing home equity loan portfolio. The combined portfolio is included in the Community Banking reportable segment.

The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net income (loss):
Commercial Banking	$29,324	$25,919	$63,470	$49,352
Community Banking	22,727	16,557	37,398	30,204
HSA Bank	11,251	9,047	22,269	19,471
Corporate and Reconciling	(1,723)	(920)	(2,087)	(1,377)
Total	$61,579	$50,603	$121,050	$97,650

	At June 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,433,770	$8,802,060	$78,569	$7,860,531	$26,174,930
Loans and leases	9,215,191	8,058,376	111	—	17,273,678
Goodwill	—	516,560	21,813	—	538,373
Deposits	3,826,181	11,422,772	4,828,145	380,999	20,458,097
Not included in above amounts:
Assets under administration/management	1,900,109	3,159,101	1,076,040	—	6,135,250

	At December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,069,445	$8,721,046	$83,987	$8,198,051	$26,072,529
Loans and leases	9,066,905	7,959,558	125	—	17,026,588
Goodwill	—	516,560	21,813	—	538,373
Deposits	3,592,531	10,970,977	4,362,503	377,846	19,303,857
Not included in above amounts:
Assets under administration/management	1,781,840	2,980,113	878,190	—	5,640,143

Commercial Banking
The Commercial Banking segment includes asset-based lending, commercial real estate, equipment finance, middle market, private banking and treasury and payment solutions, which includes government and institutional banking. Webster Bank’s Commercial Banking group utilizes a relationship approach to providing lending, deposit, and cash management services to middle market companies predominately within its franchise territory. Additionally, it serves as a referral source to Community Banking. Specifically, Webster deploys local decision making through Regional Presidents and capitalizes on the expertise of its Relationship Managers to offer a compelling value proposition to customers and prospects. Webster successfully applies this model throughout its footprint.
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$78,946	$68,862	$157,193	$137,157
Provision for loan and lease losses	10,692	11,612	17,489	21,889
Net interest income after provision	68,254	57,250	139,704	115,268
Non-interest income	12,532	14,755	25,956	25,903
Non-interest expense	37,304	33,483	75,428	67,543
Income before income taxes	43,482	38,522	90,232	73,628
Income tax expense	14,158	12,603	26,762	24,276
Net income	$29,324	$25,919	$63,470	$49,352
Comparison to Prior Year Quarter
Net income increased $3.4 million for the three months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $10.1 million, primarily due to greater loan and deposit volume. The provision for loan and lease losses decreased $0.9 million primarily due to loan portfolio quality improvement. Non-interest income decreased $2.2 million primarily due to a reduction in client interest rate hedging activity. Non-interest expense increased $3.8 million, primarily due to increased costs in support of investment in treasury products and infrastructure.
Comparison to Prior Year to Date
Net income increased $14.1 million for the six months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $20.0 million, primarily due to greater loan and deposit volume. The provision for loan and lease losses decreased $4.4 million primarily due to loan portfolio quality improvement. Non-interest income increased $0.1 million, primarily due to an increase in syndication fees, which was partially offset by a decrease in client interest rate hedging activity as compared to the same period in 2016. Non-interest expense increased $7.9 million, primarily due to compensation and benefit costs related to strategic new hires, increased costs in support of investment in treasury products and infrastructure.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2017	At December 31, 2016
Total assets	$9,433,770	$9,069,445
Loans and leases	9,215,191	9,066,905
Deposits	3,826,181	3,592,531
Not included in above amounts:
Assets under administration/management	1,900,109	1,781,840
Loans and leases increased $148.3 million at June 30, 2017 compared to December 31, 2016. Loan originations were $1.6 billion for the six months ended June 30, 2017 compared to $1.4 billion for the six months ended June 30, 2016. Management believes the reserve level is adequate to cover losses in the Commercial Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report. Deposits increased $233.7 million at June 30, 2017 compared to December 31, 2016 primarily due to the acquisition of new clients.
Through the Private Bank Commercial Banking held approximately $288.0 million and $271.7 million in assets under administration at June 30, 2017 and December 31, 2016, respectively, and $1.6 billion and $1.5 billion in assets under management at June 30, 2017 and December 31, 2016, respectively.

Community Banking
Community Banking serves consumer and business banking customers primarily throughout southern New England and into Westchester County, New York. This segment is comprised of Personal Banking and Business Banking operating segments, as well as a distribution network consisting of 167 banking centers and 343 ATMs, a customer care center, and a full range of web and mobile-based banking services.
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
In late 2007 Webster discontinued its indirect residential construction lending and its indirect home equity lending outside of its primary New England market area, referred to as National Wholesale Lending. Webster placed these two portfolios into a liquidating loan portfolio and disclosed this as a separate category from its continuing loan portfolio. This portfolio previously had been included in the Corporate and Reconciling category. The balance of the home equity liquidating loans was $65.0 million at December 31, 2016. As the remainder of this portfolio has been performing in the same manner as the continuing home equity loan portfolio, management has decided to combine the liquidating loan portfolio with the continuing home equity loan portfolio. The 2016 segment results have been adjusted for comparability to the 2017 segment presentation.
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$95,902	$91,620	$189,492	$182,191
(Benefit) provision for loan and lease losses	(3,442)	2,388	261	7,711
Net interest income after provision	99,344	89,232	189,231	174,480
Non-interest income	28,058	27,468	53,437	54,118
Non-interest expense	94,322	91,526	189,501	183,537
Income before income taxes	33,080	25,174	53,167	45,061
Income tax expense	10,353	8,617	15,769	14,857
Net income	$22,727	$16,557	$37,398	$30,204
Comparison to Prior Year Quarter
Net income increased $6.2 million for the three months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $4.3 million, primarily due to growth in both loans and deposits, coupled with improved spreads on deposits resulting from rising interest rates. The increase was partially offset by the effects of tightening spreads on the loan portfolio. A benefit in 2017 compared to a provision for loan and lease losses in 2016 resulted in a favorable impact of $5.8 million, primarily due to loan portfolio quality improvement. Non-interest income increased $0.6 million resulting from growth in fees from investment services activities and deposit related service charges; partially offset by lower fees from client interest rate hedging and mortgage banking activities. Non-interest expense increased $2.8 million primarily due to primarily due to charges related to banking center optimization, investment in technology infrastructure and net deposit fraud losses.
Comparison to Prior Year to Date
Net income increased $7.2 million for the six months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $7.3 million, primarily due to growth in both loans and deposits, coupled with improved spreads on deposits resulting from rising interest rates. The overall increase was partially offset by the effects of tightening spreads on the loan portfolio. The provision for loan and lease losses decreased $7.5 million, primarily due to loan portfolio quality improvement. Non-interest income decreased $0.7 million, primarily due to lower fees from mortgage banking activities and client interest rate hedging activities; partially offset by increased fee income from investment management activity and deposit related services charges. Non-interest expense increased $6.0 million, primarily due to increased compensation and benefits, increased investment in technology infrastructure, charges related to banking center optimization, and net deposit fraud losses.

Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2017	At December 31, 2016
Total assets	$8,802,060	$8,721,046
Loans	8,058,376	7,959,558
Deposits	11,422,772	10,970,977
Not included in above amounts:
Assets under administration	3,159,101	2,980,113
Loans increased $98.8 million to $8.1 billion at June 30, 2017 compared to December 31, 2016. The net increase is related to growth in residential mortgages and business banking loans; partially offset by net decreases in the equity and unsecured personal loans portfolios. Loan originations were $1.0 billion in the six months ended June 30, 2017 and 2016. Originations increased by $12.1 million driven by residential mortgage originations.
Deposits increased $451.8 million at June 30, 2017 compared to December 31, 2016 associated with the Boston expansion and continued growth in all major deposit product types.
Additionally, Webster Bank's investment services division's assets under administration, in its strategic partnership with LPL, increased $179.0 million to $3.2 billion at June 30, 2017 compared to December 31, 2016.

HSA Bank
HSA Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions to employers for the benefit of their employees, and to individuals. Health savings accounts are used in conjunction with high deductible health plans and are intended to facilitate tax advantages with respect to health care spending for account holders in accordance with applicable law. Health savings accounts are offered through employers or directly to consumers and are distributed nationwide directly and through national and regional insurance carriers. HSA Bank's deposits provide long duration low-cost funding that is used to support the Company’s loan growth and to reduce the Company’s use of wholesale funding. HSA Bank's net interest income represents the difference between the funding credit received reflecting the value of the duration funding, less the interest paid on deposits. HSA Bank generates non-interest revenue predominantly through service fees and interchange income. As of June 30, 2017, there were $5.9 billion in total footings comprising of $4.8 billion in deposit balances and $1.1 billion in assets under administration through linked brokerage accounts. HSA Bank deposits accounted for 23.6% and 22.6% of the Company’s total deposits as of June 30, 2017 and December 31, 2016, respectively.
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$25,574	$20,005	$49,626	$39,924
Non-interest income	19,750	18,114	39,021	38,069
Non-interest expense	28,750	24,688	56,989	48,945
Income before income taxes	16,574	13,431	31,658	29,048
Income tax expense	5,323	4,384	9,389	9,577
Net income	$11,251	$9,047	$22,269	$19,471
Comparison to Prior Year Quarter
Net income increased $2.2 million for the three months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $5.6 million, reflecting the growth in deposits and improved deposit spread. Non-interest income increased $1.6 million due primarily to the growth in accounts. Non-interest expense increased $4.1 million in support of account growth and continued investment in key initiatives related to operational excellence, customer service and sales capabilities.
Comparison to Prior Year to Date
Net income increased $2.8 million for the six months ended June 30, 2017 as compared to the same period in 2016. Net interest income increased $9.7 million, reflecting the growth in deposits and improved deposit spread. Non-interest income increased $1.0 million due to increases in account growth. Non-interest expense increased $8.0 million due to increased compensation and benefit costs, increased processing costs in support of business growth as well as continued investment in key initiatives related to operational excellence and customer service.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2017	At December 31, 2016
Total assets	$78,569	$83,987
Deposits	4,828,145	4,362,503
Not included in above amounts:
Assets under administration	1,076,040	878,190
Deposits increased $465.6 million at June 30, 2017 compared to December 31, 2016, driven by organic growth.
Additionally, HSA Bank had $1.1 billion in assets under administration through linked brokerage accounts at June 30, 2017 compared to $0.9 billion at December 31, 2016, as the number of account holders with investments continues to increase.

Financial Condition
Webster had total assets of $26.2 billion at June 30, 2017 and $26.1 billion at December 31, 2016. Loans and leases of $17.1 billion, net of ALLL of $199.6 million, at June 30, 2017 increased $0.3 billion compared to loans and leases of $16.8 billion, net of ALLL of $194.3 million, at December 31, 2016. Total deposits of $20.5 billion at June 30, 2017 increased $1.2 billion compared to total deposits of $19.3 billion at December 31, 2016. Interest bearing deposits increased 7.2%, during the period, due to growth in health savings and money market accounts.
At June 30, 2017, total shareholders' equity of $2.6 billion increased $78.1 million compared to total shareholders' equity of $2.5 billion at December 31, 2016. Changes in shareholders' equity for the six months ended June 30, 2017 included increases of $121.1 million in net income and $8.0 million for share-based award activity, partially offset by $47.1 million in common dividends, $4.0 million in preferred dividends, and $9.3 million purchases of treasury stock at cost.
The quarterly cash dividend to shareholders has been increased to $0.26 per common share since April 24, 2017. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to the Bank, the Holding Company also may directly hold investment securities from time-to-time.
Webster maintains, through its Corporate Treasury Unit, investment securities that are primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. Held-to-maturity consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At June 30, 2017, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.0 billion and $7.2 billion at June 30, 2017 and December 31, 2016, respectively. Available-for-sale investment securities decreased by $183.1 million, primarily due to principal paydowns exceeding principal purchase activity. Held-to-maturity investment securities increased by $58.5 million, primarily due to purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the investment securities portfolio for both the six months ended June 30, 2017 and 2016 was 3.01%.
The Company held $4.2 billion in investment securities that are in an unrealized loss position at June 30, 2017. Approximately $3.5 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $0.7 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $91.8 million at June 30, 2017. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these investment securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods.

The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$3,843	$—	$—	$3,843	$734	$—	$—	$734
Agency CMO	359,075	3,064	(3,123)	359,016	419,865	3,344	(3,503)	419,706
Agency MBS	888,810	3,764	(16,884)	875,690	969,460	4,398	(19,509)	954,349
Agency CMBS	602,446	—	(15,344)	587,102	587,776	63	(14,567)	573,272
CMBS	477,932	2,202	(226)	479,908	473,974	4,093	(702)	477,365
CLO	361,323	2,026	(224)	363,125	425,083	2,826	(519)	427,390
Trust preferred	30,434	891	(123)	31,202	30,381	—	(1,748)	28,633
Corporate debt	107,228	906	(54)	108,080	108,490	1,502	(350)	109,642
Available-for-sale	$2,831,091	$12,853	$(35,978)	$2,807,966	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$297,649	$1,381	$(3,170)	$295,860	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,324,270	23,383	(35,115)	2,312,538	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	642,676	309	(2,727)	640,258	547,726	694	(1,348)	547,072
Municipal bonds and notes	688,913	5,111	(14,605)	679,419	655,813	4,389	(25,749)	634,453
CMBS	265,086	3,862	(252)	268,696	298,538	4,107	(411)	302,234
Private Label MBS	604	3	—	607	1,677	12	—	1,689
Held-to-maturity	$4,219,198	$34,049	$(55,869)	$4,197,378	$4,160,658	$37,567	$(73,100)	$4,125,125
The benchmark 10-year U.S. Treasury rate decreased to 2.31% on June 30, 2017 from 2.45% on December 31, 2016. Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $10.7 million at June 30, 2017 and $10.9 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized net gains of $330 thousand and $387 thousand for the three and six months ended June 30, 2017, and net gains of $177 thousand and $222 thousand for the three and six months ended June 30, 2016, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $5.8 million at June 30, 2017 and $5.5 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded net gains of $166 thousand and $1.3 million for the three and six months ended June 30, 2017, respectively, and no income or loss for the three months ended June 30, 2016 and $27 thousand net gains for the six months ended June 30, 2016. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds, as defined in the regulation. On May 4, 2017, the Federal Reserve approved Webster's illiquid funds extension request. As such, compliance with the rule provisions is required by July 21, 2022. See the "Supervision and Regulation" section of Item 1. Business, contained in the Company's 2016 Form 10-K, for additional information on the Volcker Rule, including Covered Funds.

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,364,145	25.3	$4,232,771	24.9
Consumer:
Home equity	2,329,000	13.5	2,395,483	14.1
Other consumer	255,285	1.5	274,336	1.6
Total consumer	2,584,285	15.0	2,669,819	15.7
Commercial:
Commercial non-mortgage	4,300,477	24.9	4,151,740	24.4
Asset-based	864,078	5.0	808,836	4.8
Total commercial	5,164,555	29.9	4,960,576	29.1
Commercial real estate:
Commercial real estate	4,199,193	24.3	4,141,025	24.3
Commercial construction	361,830	2.1	375,041	2.2
Total commercial real estate	4,561,023	26.4	4,516,066	26.5
Equipment financing	580,871	3.4	630,040	3.7
Net unamortized premiums	12,957	0.1	9,402	0.1
Net deferred fees	5,842	—	7,914	—
Total loans and leases	$17,273,678	100.0	$17,026,588	100.0
Total residential loans were $4.4 billion at June 30, 2017, an increase of $131.4 million from December 31, 2016. The net increase is a result of direct and correspondent originations, partially offset by payments and payoffs.
Total consumer loans were $2.6 billion at June 30, 2017, a decrease of $85.5 million from December 31, 2016. The net decrease is primarily due to lower outstandings on home equity lines.
Total commercial loans were $5.2 billion at June 30, 2017, an increase of $204.0 million from December 31, 2016. The net increase primarily related to new originations of $1.3 billion, offset by payments and payoffs.
Total commercial real estate loans were $4.6 billion at June 30, 2017, an increase of $45.0 million from December 31, 2016. The net increase is a result of fundings of $377.2 million, offset by payments and payoffs.
Equipment financing loans and leases were $580.9 million at June 30, 2017, a decrease of $49.2 million from December 31, 2016. The net decrease was primarily related to scheduled amortization and higher prepayments, partially offset by new originations of $64.0 million.
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loans and leases. Non-performing assets, loan and lease delinquency, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At June 30, 2017	At December 31, 2016
Non-performing loans and leases as a percentage of loans and leases	0.96%	0.79%
Non-performing assets as a percentage of loans and leases plus OREO	0.99	0.81
Non-performing assets as a percentage of total assets	0.65	0.53
Loans and leases over 30 days past due and accruing income as a percentage of loans and leases	0.17	0.25
ALLL as a percentage of non-performing loans and leases	119.96	144.98
ALLL as a percentage of loans and leases	1.16	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.15	0.23
Ratio of ALLL to net charge-offs (1)	7.99x	5.25x

(1)	Calculated for the June 30, 2017 period based on the year-to-date net charge-offs, annualized.

The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$9,831	0.23	$11,202	0.26
Consumer:
Home equity	11,237	0.48	14,578	0.61
Other consumer	3,123	1.22	3,715	1.35
Commercial:
Commercial non-mortgage	1,910	0.04	1,949	0.05
Commercial real estate:
Commercial real estate	1,013	0.02	8,173	0.20
Equipment financing	883	0.15	1,596	0.25
Loans and leases past due 30-89 days	27,997	0.16	41,213	0.24
Commercial non-mortgage	1,185	0.03	749	0.02
Loans and leases past due 90 days and accruing	1,185	0.03	749	0.02
Total	$29,182	0.17	$41,962	0.25
Deferred costs and unamortized premiums	66		86
Total loans and leases over 30 days past due and accruing income	$29,248		$42,048

(1)
Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

The balance of loans and leases past due 30 days or more and accruing income decreased $12.8 million at June 30, 2017 compared to December 31, 2016 and was centered in commercial real estate and consumer home equity. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases declined to 0.17% at June 30, 2017 as compared to 0.25% at December 31, 2016.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$46,018	1.05	$47,201	1.12
Consumer:
Home equity	40,206	1.73	35,875	1.50
Other consumer	—	—	1,663	0.61
Total consumer	40,206	1.56	37,538	1.41
Commercial:
Commercial non-mortgage	68,430	1.59	38,550	0.93
Asset-based loans	—	—	—	—
Total commercial	68,430	1.32	38,550	0.78
Commercial real estate:
Commercial real estate	11,168	0.27	9,859	0.24
Commercial construction	—	—	662	0.18
Total commercial real estate	11,168	0.24	10,521	0.23
Equipment financing	547	0.09	225	0.04
Total non-performing loans and leases (2)	166,369	0.96	134,035	0.79
Deferred costs and unamortized premiums	(125)		(219)
Total recorded investment in non-performing loans and leases	$166,244		$133,816

Total non-performing loans and leases	$166,369		$134,035
Foreclosed and repossessed assets:
Residential and consumer	3,988		3,911
Commercial and equipment financing	33		—
Total foreclosed and repossessed assets	$4,021		$3,911
Total non-performing assets	$170,390		$137,946

(1)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

(2)	Includes non-accrual restructured loans and leases of $87.1 million at June 30, 2017 and $75.7 million at December 31, 2016.
Non-performing assets increased $32.4 million at June 30, 2017 compared to December 31, 2016. The increase in non-performing assets at June 30, 2017 is primarily due to three middle market loans that were moved to non-accrual during the year and are being actively monitored and managed, with appropriate reserves established at the time of move to non-accrual. As a result, overall non-performing assets as a percentage of total assets increased to 0.65% at June 30, 2017 as compared to 0.53% at December 31, 2016 and ALLL as a percentage of non-performing loans and leases declined from 144.98% at December 31, 2016 to 119.96% June 30, 2017.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2017	2016
Beginning balance	$134,035	$139,941
Additions	77,657	56,055
Paydowns/draws	(29,014)	(33,245)
Charge-offs	(13,051)	(25,654)
Other reductions	(3,258)	(4,185)
Ending balance	$166,369	$132,912

Impaired Loans and Leases
Loans are considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, all TDRs, and all loans that have had a partial charge-off are evaluated individually for impairment. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment, thereby increasing the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation. Any impaired loan for which no specific valuation allowance was necessary is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At June 30, 2017, there were 1,641 impaired loans and leases with a recorded investment balance of $273.3 million, which included loans and leases of $179.2 million with an impairment allowance of $18.2 million. This compares to 1,635 impaired loans and leases with a recorded investment balance of $249.4 million, which included loans and leases of $152.6 million, with an impairment allowance of $18.6 million at December 31, 2016. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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

The following tables provide information for TDRs:

	Six months ended June 30,
(In thousands)	2017	2016
Beginning balance	$223,528	$272,690
Additions	21,291	23,072
Paydowns/draws	(17,498)	(31,813)
Charge-offs	(2,584)	(14,944)
Transfers to OREO	(1,638)	(1,507)
Ending balance	$223,099	$247,498

(In thousands)	At June 30, 2017	At December 31, 2016
Accrual status	$136,047	$147,809
Non-accrual status	87,052	75,719
Total recorded investment of TDRs	$223,099	$223,528
Specific reserves for TDRs included in the balance of ALLL	$12,101	$14,583
Additional funds committed to borrowers in TDR status	4,819	459
Overall, TDR balances decreased $0.4 million at June 30, 2017 compared to December 31, 2016. The June 30, 2017 specific reserves for TDRs declined from year end, and reflects management’s current assessment of reserve requirements.
Allowance for Loan and Lease Losses Methodology
The ALLL is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios. Executive management reviews and advises on the adequacy of these reserves. The ALLL policy is considered a critical accounting policy.
The quarterly process for estimating probable losses is based on predictive models, the current risk profile of loan portfolios, and other relevant factors. Management's judgment and assumptions influence loss estimates and ALLL balances. Management considers factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, and other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of June 30, 2017.
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

ALLL reserve coverage for the six months ended June 30, 2017 increased to 1.16% compared to 1.14% at December 31, 2016, reflecting an updated assessment of inherent losses. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. The asset quality of the portfolio remained relatively steady with high quality loan originations and a small increase in non-accrual loans during the six months ended June 30, 2017.

The ALLL methodology for groups of loans collectively evaluated for impairment are comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP, which is an estimate of the average amount of time from an event signaling the potential inability of a borrower to continue to pay as agreed to the point at which a loss on that loan is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with the Company's annual review of ALLL assumptions, management has performed an analysis of the LEP for both commercial and consumer loans, using charge-off, servicing and behavioral data. The analysis confirmed a 24 month LEP for the home equity business banking and commercial & industrial loan portfolios. The LEP for unsecured consumer portfolio is 12 months and the LEP for residential mortgages and commercial real estate portfolio are 30 months and 36 months, respectively.Another key ALLL assumption is the LBP, which represents the historical period of time over which data is used to estimate loss rates. Commercial loss models continue to use an LBP that goes back to 2006, with the more recent 2010-2014 years weighted more heavily than the 2006-2009 prior years. The updates to the LEP estimate and the LBP estimate, coupled with the update of the qualitative factors, did not have a material impact on the overall ALLL.
At June 30, 2017 the ALLL was $199.6 million compared to $194.3 million at December 31, 2016. The increase of $5.3 million in the reserve at June 30, 2017 compared to December 31, 2016 is primarily due to growth in both commercial banking and community banking portfolios and increased reserves for certain impaired loans. The ALLL as a percentage of the total loan and lease portfolio increased to 1.16% at June 30, 2017 from 1.14% at December 31, 2016, reflecting an updated assessment of embedded losses and impaired reserves. The ALLL as a percentage of total non-performing loans and leases decreased to 119.96% at June 30, 2017 from 144.98% at December 31, 2016.
The following table provides an allocation of the ALLL by portfolio segment:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$18,427	0.42	$23,226	0.55
Consumer	42,488	1.63	45,233	1.68
Commercial	79,964	1.55	71,905	1.46
Commercial real estate	52,402	1.15	47,477	1.05
Equipment financing	6,297	1.08	6,479	1.02
Total ALLL	$199,578	1.16	$194,320	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$199,107	$174,201	$194,320	$174,990
Provision	7,250	14,000	17,750	29,600
Charge-offs:
Residential	(623)	(638)	(1,355)	(2,232)
Consumer	(5,602)	(4,556)	(12,076)	(8,977)
Commercial	(2,196)	(3,525)	(2,319)	(14,733)
Commercial real estate	(100)	(995)	(202)	(2,521)
Equipment financing	(119)	(70)	(304)	(221)
Total charge-offs	(8,640)	(9,784)	(16,256)	(28,684)
Recoveries:
Residential	407	133	644	854
Consumer	1,120	1,194	2,443	2,408
Commercial	317	316	639	773
Commercial real estate	4	212	11	286
Equipment financing	13	156	27	201
Total recoveries	1,861	2,011	3,764	4,522
Net charge-offs	(6,779)	(7,773)	(12,492)	(24,162)
Ending balance	$199,578	$180,428	$199,578	$180,428

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$216	0.02	$505	0.05	$711	0.03	$1,378	0.07
Consumer	4,482	0.68	3,362	0.49	9,633	0.73	6,569	0.48
Commercial	1,879	0.15	3,209	0.29	1,680	0.07	13,960	0.63
Commercial real estate	96	0.01	783	0.08	191	0.01	2,235	0.11
Equipment financing	106	0.07	(86)	(0.06)	277	0.09	20	0.01
Net charge-offs	$6,779	0.16	$7,773	0.19	$12,492	0.15	$24,162	0.30

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on net charge-offs (recoveries) period-to-date, annualized.
Net charge-offs decreased $1.0 million and $11.7 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. The decreases are primarily due to improved asset quality in commercial loans.Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Underwriting standards are designed to focus on and support the promotion of relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers; however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by the Consumer Financial Protection Bureau rules that went into effect on January 10, 2014.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flow for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities, also provide cash flow. While scheduled loan and investment security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. The FHLB recently has initiated a process to redeem the holdings of its member banks in excess of their membership and activity requirements, based on current conditions. As a result, Webster Bank held $104.8 million of FHLB capital stock at June 30, 2017 compared to $143.9 million at December 31, 2016, for its membership and for outstanding advances and other extensions of credit. On May 2, 2017, the FHLB paid a cash dividend equal to an annual yield of 4.08%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2017 and December 31, 2016, Webster Bank held $50.7 million of FRB capital stock. Beginning in 2016, the semi-annual dividend payment from the FRB will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout 167 banking centers within its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $20.5 billion at June 30, 2017 compared to $19.3 billion at December 31, 2016. The increase is predominately related to health savings accounts up $0.5 billion and money market accounts up $0.3 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At June 30, 2017 and December 31, 2016, FHLB advances totaled $1.8 billion and $2.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.1 billion at June 30, 2017 compared to approximately $1.2 billion at December 31, 2016. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.6 billion at both June 30, 2017 and December 31, 2016. In addition, unpledged investment securities of $4.3 billion at June 30, 2017 could have been used to increase borrowing capacity by approximately $3.5 billion at the FHLB or approximately $3.7 billion at the FRB, or alternatively used for collateral on other borrowings, such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $2.9 billion at June 30, 2017 compared to $4.0 billion at December 31, 2016. Borrowings represented 10.9% and 15.4% of total assets at June 30, 2017 and December 31, 2016, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $182.0 million for the six months ended June 30, 2017 as compared to $98.8 million for the six months ended June 30, 2016. The increase is significantly a result of derivative activity.

Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which is described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2016 Form 10-K. At June 30, 2017, there was $302.4 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $30 million in dividends to the Holding Company during the six months ended June 30, 2017.
The Company has a common stock repurchase program authorized by the Board of Directors, with $15.5 million of remaining repurchase authority at June 30, 2017. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2017, a total of 167,726 shares of common stock were repurchased at a cost of approximately $9.3 million. All 167,726 shares purchased during the six months ended June 30, 2017 were acquired at market prices, outside of the repurchase program, related to stock compensation plan activity.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 84.4% and 88.2% at June 30, 2017 and December 31, 2016, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2017. Webster has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2017, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the six months ended June 30, 2017, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points. Economic value or "equity at risk" limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the near historic lows in short-term interest rates at June 30, 2017 and December 31, 2016, the declining interest rate scenarios of minus 100 basis points or more for both the earnings at risk for parallel ramps and the equity at risk for parallel shocks have been temporarily suspended per ALCO policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term earnings at risk for up to four years in the future.
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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2017 and December 31, 2016, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2017	N/A	N/A	2.8%	5.6%
December 31, 2016	N/A	N/A	2.4%	4.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2017 and December 31, 2016, might have on Webster’s PPNR for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2017	N/A	N/A	3.6%	8.1%
December 31, 2016	N/A	N/A	2.9%	6.3%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of June 30, 2017 and December 31, 2016 assumed a Fed Funds rate of 1.25% and 0.75% respectively. Asset sensitivity for both NII and PPNR on June 30, 2017 was higher as compared to December 31, 2016, primarily due to growth in deposits, primarily health savings accounts and a reduction in borrowings. Since the Fed Funds rate was at 1.25% on June 30, 2017, the -100 and -200 basis point scenarios have been excluded.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting June 30, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2017	N/A	(3.6)%	1.6%	3.2%	(4.2)%	(1.8)%	1.3%	2.4%
December 31, 2016	N/A	N/A	1.2%	2.3%	(3.8)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2017	N/A	(6.4)%	2.4%	4.5%	(5.4)%	(2.0)%	1.6%	3.7%
December 31, 2016	N/A	N/A	1.4%	2.7%	(5.6)%	(2.1)%	1.7%	3.7%

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
Sensitivity to increases in the short end of the yield curve for NII and PPNR increased from December 31, 2016 due to higher forecasted health savings accounts balances and a reduction in borrowings. Sensitivity to decreases in the long end of the yield curve was essentially unchanged from December 31, 2016 in both NII and PPNR.
Sensitivity to increases in the long end of the yield curve was essentially unchanged from December 31, 2016 in both NII and PPNR.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2017 and December 31, 2016 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
June 30, 2017
Assets	$26,174,930	$25,598,911	N/A	$(604,694)
Liabilities	23,569,804	22,586,032	N/A	(597,988)
Net	$2,605,126	$3,012,879	N/A	$(6,706)
Net change as % base net economic value				(0.2)%

December 31, 2016
Assets	$26,072,529	$25,527,648	N/A	$(633,934)
Liabilities	23,545,517	22,650,967	N/A	(555,854)
Net	$2,527,012	$2,876,681	N/A	$(78,080)
Net change as % base net economic value				(2.7)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.8 years at June 30, 2017. At December 31, 2016, the duration gap was negative 0.4 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in health savings accounts and demand deposit balances as of June 30, 2017.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2017 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2017 as a result of an identified material weakness, as described in the Company's 2016 Form 10-K, resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented. The Company's remediation efforts related to this material weakness are ongoing. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including changes to personnel responsible for the allowance for loan loss process, developing a stronger assessment of the ALLL internal control framework and stronger communication protocols. As of the date of this filing, the Company has not concluded that the material weakness has been fully remediated.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2017, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
April 1-30, 2017	848	$50.04	—	$15,488,842	—	$—
May 1-31, 2017	4,097	49.96	—	15,488,842	—	—
June 1-30, 2017	834	52.01	—	15,488,842	—	—
Total	5,779	50.27	—	15,488,842	—	—

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

All 5,779 shares purchased during the three months ended June 30, 2017 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 4, 2017	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.1 *	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.2 *	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.3 *	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Nitin Mhatre		10-Q	10.3	5/5/2017
10.4 *	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.5 *	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* This exhibit is a management contract, or compensatory plan, or arrangement in which directors or executive officers are eligible to participate.
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.