Form 10-Q
period 2017-09-30
WEBSTER FINANCIAL CORP
filed 2017-11-06
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending September 30, 2017
Commission File Number: 001-31486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2017 was 92,074,790.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FOWARD-LOOKING STATEMENTS and FACTORS THAT COULD AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects," "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates" and similar references to future periods; however, such words are not the exclusive means of identifying such statements. References to the "Company," " Webster," "we," "our," or "us" mean Webster Financial Corporation and its consolidated subsidiaries.
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

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CDI	Core deposit intangible assets
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LBP	Look back period
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$215,244	$190,663
Interest-bearing deposits	26,992	29,461
Investment securities available-for-sale, at fair value	2,591,162	2,991,091
Investment securities held-to-maturity (fair value of $4,481,675 and $4,125,125)	4,497,311	4,160,658
Federal Home Loan Bank and Federal Reserve Bank stock	136,340	194,646
Loans held for sale (valued under fair value option $32,855 and $60,260)	32,855	67,577
Loans and leases	17,446,421	17,026,588
Allowance for loan and lease losses	(201,803)	(194,320)
Loans and leases, net	17,244,618	16,832,268
Deferred tax assets, net	82,895	84,391
Premises and equipment, net	130,358	137,413
Goodwill	538,373	538,373
Other intangible assets, net	30,589	33,674
Cash surrender value of life insurance policies	528,136	517,852
Accrued interest receivable and other assets	295,309	294,462
Total assets	$26,350,182	$26,072,529
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,138,206	$4,021,061
Interest-bearing	16,717,029	15,282,796
Total deposits	20,855,235	19,303,857
Securities sold under agreements to repurchase and other borrowings	902,902	949,526
Federal Home Loan Bank advances	1,507,681	2,842,908
Long-term debt	225,704	225,514
Accrued expenses and other liabilities	219,873	223,712
Total liabilities	23,711,395	23,545,517
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series E issued and outstanding (5,060 shares)	122,710	122,710
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,679,599 and 93,651,601 shares)	937	937
Paid-in capital	1,123,685	1,125,937
Retained earnings	1,535,585	1,425,320
Treasury stock, at cost (1,764,131 and 1,899,502 shares)	(75,032)	(70,899)
Accumulated other comprehensive loss, net of tax	(69,098)	(76,993)
Total shareholders' equity	2,638,787	2,527,012
Total liabilities and shareholders' equity	$26,350,182	$26,072,529
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income:
Interest and fees on loans and leases	$181,130	$157,071	$523,394	$459,050
Taxable interest and dividends on investments	43,819	43,384	136,167	136,734
Non-taxable interest on investment securities	5,765	4,820	17,103	13,691
Loans held for sale	307	440	826	1,006
Total interest income	231,021	205,715	677,490	610,481
Interest Expense:
Deposits	16,760	12,594	44,874	37,267
Securities sold under agreements to repurchase and other borrowings	3,847	3,447	10,970	10,999
Federal Home Loan Bank advances	6,894	6,979	22,543	21,517
Long-term debt	2,616	2,498	7,748	7,444
Total interest expense	30,117	25,518	86,135	77,227
Net interest income	200,904	180,197	591,355	533,254
Provision for loan and lease losses	10,150	14,250	27,900	43,850
Net interest income after provision for loan and lease losses	190,754	165,947	563,455	489,404
Non-interest Income:
Deposit service fees	38,321	35,734	113,519	105,553
Loan and lease related fees	6,346	9,253	19,898	20,563
Wealth and investment services	7,750	7,593	22,900	21,992
Mortgage banking activities	2,421	4,322	8,038	11,335
Increase in cash surrender value of life insurance policies	3,720	3,743	10,943	11,060
Gain on sale of investment securities, net	—	—	—	414
Impairment loss on investment securities recognized in earnings	—	—	(126)	(149)
Other income	7,288	5,767	18,267	23,093
Total non-interest income	65,846	66,412	193,439	193,861
Non-interest Expense:
Compensation and benefits	89,192	83,148	264,822	244,089
Occupancy	14,744	15,004	46,957	44,915
Technology and equipment	22,580	19,753	66,646	59,067
Intangible assets amortization	1,002	1,493	3,085	4,570
Marketing	4,045	4,622	14,101	14,215
Professional and outside services	4,030	4,795	11,813	11,360
Deposit insurance	6,344	6,177	19,701	19,596
Other expense	19,886	21,105	62,901	63,508
Total non-interest expense	161,823	156,097	490,026	461,320
Income before income tax expense	94,777	76,262	266,868	221,945
Income tax expense	30,281	24,445	81,322	72,478
Net income	64,496	51,817	185,546	149,467
Preferred stock dividends and other	(2,070)	(2,183)	(6,284)	(6,540)
Earnings applicable to common shareholders	$62,426	$49,634	$179,262	$142,927

Earnings per common share:
Basic	$0.68	$0.54	$1.95	$1.57
Diluted	0.67	0.54	1.94	1.56
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$64,496	$51,817	$185,546	$149,467
Other comprehensive income, net of tax:
Total securities available-for-sale and transferred	872	1,218	1,847	19,988
Total derivative instruments	1,111	2,015	2,921	1,589
Total defined benefit pension and other postretirement benefit plans	1,001	1,125	3,127	3,376
Other comprehensive income, net of tax	2,984	4,358	7,895	24,953
Comprehensive income	$67,480	$56,175	$193,441	$174,420
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	185,546	—	—	185,546
Other comprehensive income, net of tax	—	—	—	—	—	7,895	7,895
Dividends and dividend equivalents declared on common stock $0.77 per share	—	—	124	(71,096)	—	—	(70,972)
Dividends paid on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Stock-based compensation	—	—	—	1,887	9,070	—	10,957
Exercise of stock options	—	—	(2,376)	—	7,677	—	5,301
Common shares acquired related to stock compensation plan activity	—	—	—	—	(9,295)	—	(9,295)
Common stock repurchase program	—	—	—	—	(11,585)	—	(11,585)
Balance at September 30, 2017	$122,710	$937	$1,123,685	$1,535,585	$(75,032)	$(69,098)	$2,638,787

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	149,467	—	—	149,467
Other comprehensive income, net of tax	—	—	—	—	—	24,953	24,953
Dividends and dividend equivalents declared on common stock $0.73 per share	—	—	109	(67,088)	—	—	(66,979)
Dividends paid on Series E preferred stock $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Stock-based compensation, net of tax impact	—	—	2,413	245	8,031	—	10,689
Exercise of stock options	—	—	(1,307)	—	3,679	—	2,372
Common shares acquired related to stock compensation plan activity	—	—	—	—	(5,392)	—	(5,392)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at September 30, 2016	$122,710	$937	$1,125,377	$1,392,500	$(76,742)	$(53,153)	$2,511,629
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2017	2016
Operating Activities:
Net income	$185,546	$149,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	27,900	43,850
Deferred tax (benefit) expense	(3,241)	14,425
Depreciation and amortization	28,060	27,342
Amortization of earning assets and funding, premiums/discounts, net	33,338	42,855
Stock-based compensation	9,050	8,558
Gain on sale, net of write-down, on foreclosed and repossessed assets	(551)	(744)
Write-down (gain on sale), net on premises and equipment	218	(713)
Impairment loss on investment securities recognized in earnings	126	149
Gain on the sale of investment securities, net	—	(414)
Increase in cash surrender value of life insurance policies	(10,943)	(11,060)
Mortgage banking activities	(8,038)	(11,335)
Proceeds from sale of loans held for sale	262,029	298,840
Origination of loans held for sale	(227,435)	(320,739)
Net decrease (increase) in derivative contract assets net of liabilities	11,235	(73,765)
Net (increase) decrease in accrued interest receivable and other assets	(19,405)	51,270
Net increase (decrease) in accrued expenses and other liabilities	12,386	(30,419)
Net cash provided by operating activities	300,275	187,567
Investing Activities:
Net decrease in interest-bearing deposits	2,469	133,969
Purchases of available for sale investment securities	(305,309)	(615,174)
Proceeds from maturities and principal payments of available for sale investment securities	695,595	430,099
Proceeds from sales of available for sale investment securities	—	259,283
Purchases of held-to-maturity investment securities	(887,240)	(640,218)
Proceeds from maturities and principal payments of held-to-maturity investment securities	525,499	517,513
Net proceeds of Federal Home Loan Bank stock	58,306	3,243
Alternative investments return of capital (capital call), net	107	(649)
Net increase in loans	(446,454)	(1,010,423)
Proceeds from loans not originated for sale	7,445	20,764
Proceeds from life insurance policies	746	—
Proceeds from the sale of foreclosed and repossessed assets	5,651	6,900
Proceeds from the sale of premises and equipment	2,182	1,550
Additions to premises and equipment	(20,034)	(31,250)
Proceeds from redemption of other assets	7,581	—
Net cash used for investing activities	(353,456)	(924,393)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2017	2016
Financing Activities:
Net increase in deposits	1,551,987	1,248,710
Proceeds from Federal Home Loan Bank advances	9,245,000	14,150,000
Repayments of Federal Home Loan Bank advances	(10,580,218)	(14,226,147)
Net decrease in securities sold under agreements to repurchase and other borrowings	(46,624)	(350,695)
Dividends paid to common shareholders	(70,732)	(66,648)
Dividends paid to preferred shareholders	(6,072)	(6,072)
Exercise of stock options	5,301	2,372
Excess tax benefits from stock-based compensation	—	2,363
Common stock repurchase program	(11,585)	(11,206)
Common shares purchased related to stock compensation plan activity	(9,295)	(5,392)
Common stock warrants repurchased	—	(163)
Net cash provided by financing activities	77,762	737,122
Net increase in cash and due from banks	24,581	296
Cash and due from banks at beginning of period	190,663	199,693
Cash and due from banks at end of period	$215,244	$199,989

Supplemental disclosure of cash flow information:
Interest paid	$85,242	$79,054
Income taxes paid	78,832	61,639
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$6,503	$4,917
Transfer of loans from loans and leases to loans-held-for-sale	—	20,547
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At September 30, 2017, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on non-interest income, non-interest expense, net cash provided by operating activities, and net cash used for investing activities.
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
The adoption of this accounting standard did not have a material impact on the Company's financial statements, as the Company has not performed the additional step of assessing whether the event triggering the ability to exercise the call (put) option was clearly and closely related, which was deemed not required by the Update.
Accounting Standards Issued but not yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.
The purpose of the Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The update requires a modified retrospective transition method in which the Company will recognize a cumulative effect of the change on the opening balance for each affected component of equity in the financial statements as of the date of adoption.
The Company is in the process of assessing all potential impacts of the standard.
The Update is effective for the first quarter of 2019, early adoption is permitted. The Company is evaluating the potential to early adopt the Update.
ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.
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
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
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
The new guidance will be applied on a retrospective basis. The Company intends to adopt the Update for the first quarter of 2018. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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
ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.
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
The Company intends to adopt the Update for the first quarter of 2018. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
The Change from an "incurred loss" method to an "expected loss" method represents a fundamental shift from existing GAAP, and is likely to result in a material increase to the Company's accounting for credit losses on financial instruments. The Company has established a project lead and identified a working group comprised of members from different disciplines including Credit, Finance and Information Technology. The Company is in the early stages of evaluation of the effect that this ASU will have on its financial statements and related disclosures, but has begun to develop a roadmap which includes a consideration of external resources that may be required, use of existing and new models, data availability and system solutions to facilitate implementation. The ASU will be effective for the Company as of the first quarter 2020. While we are currently unable to reasonably estimate the impact of adopting the Update, we expect the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the economic conditions as of the adoption date.
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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Also, subsequent ASUs issued to clarify this Topic.
The Update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Update excludes the Company's revenue associated with net interest income, and certain non-interest income lines items (loan and lease related fees, mortgage banking activities, increase in cash surrender value of life insurance policies, gain on sale of investment securities, net, impairment loss on securities recognized in earnings, and a majority of other income). As a result a substantial amount of the Company's revenue will not be affected.
The Company's deposit service fees, wealth and investment services, and certain other non-interest income items are within the scope of the Update. The Company's evaluation of the impacted revenue streams and associated customer contracts is near completion. While the assessment is not complete, the timing of the Company's revenue recognition is not expected to materially change.
The disclosure objective of the Update is to provide users of the financial statement with sufficient information to understand the nature, amount, timing and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers. The Company expects to provide expanded qualitative disclosure pertaining to significant judgments, accounting policy elections and the nature, timing, and uncertainty of revenue arising from contracts with customers. Further the Company expects to provide expanded quantitative disclosure pertaining to the disaggregation of revenue arising from contracts with customers. The Company continues to assess the impact of the changes in disclosure required by guidance.
The Company intends to adopt the Update for the first quarter of 2018 utilizing the modified retrospective application with a cumulative effect adjustment to opening retained earnings, if necessary. The Company's evaluations are not final and are subject to change.

Note 2: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At September 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$3,596	$—	$—	$3,596	$734	$—	$—	$734
Agency CMO	332,341	2,573	(3,116)	331,798	419,865	3,344	(3,503)	419,706
Agency MBS	923,819	3,214	(14,056)	912,977	969,460	4,398	(19,509)	954,349
Agency CMBS	599,165	—	(14,205)	584,960	587,776	63	(14,567)	573,272
CMBS	402,015	1,539	(121)	403,433	473,974	4,093	(702)	477,365
CLO	273,172	1,572	(161)	274,583	425,083	2,826	(519)	427,390
Trust preferred	30,463	676	(202)	30,937	30,381	—	(1,748)	28,633
Corporate debt	48,334	674	(130)	48,878	108,490	1,502	(350)	109,642
Available-for-sale	$2,612,905	$10,248	$(31,991)	$2,591,162	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$276,367	$1,138	$(3,030)	$274,475	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,549,500	24,275	(30,012)	2,543,763	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	708,229	280	(3,549)	704,960	547,726	694	(1,348)	547,072
Municipal bonds and notes	705,411	5,213	(13,150)	697,474	655,813	4,389	(25,749)	634,453
CMBS	257,361	3,394	(197)	260,558	298,538	4,107	(411)	302,234
Private Label MBS	443	2	—	445	1,677	12	—	1,689
Held-to-maturity	$4,497,311	$34,302	$(49,938)	$4,481,675	$4,160,658	$37,567	$(73,100)	$4,125,125

Other-Than-Temporary Impairment
The balance of OTTI, included in the amortized cost columns above, is related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
During the nine months ended September 30, 2017, OTTI of $126 thousand, related to principal held back in conjunction with the exercise of a clean-up call option for a Private Label MBS security, was recognized. To the extent that changes occur in interest rates, credit movements, and other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may, in future periods, be required to recognize OTTI in earnings.
The following table presents the changes in OTTI:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$3,231	$3,437	$3,243	$3,288
Reduction for investment securities sold or called	(1,028)	(30)	(1,166)	(30)
Additions for OTTI not previously recognized in earnings	—	—	126	149
Ending balance	$2,203	$3,407	$2,203	$3,407

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$75,042	$(1,002)	$70,167	$(2,114)	16	$145,209	$(3,116)
Agency MBS	464,031	(5,169)	303,770	(8,887)	104	767,801	(14,056)
Agency CMBS	306,025	(6,240)	278,935	(7,965)	34	584,960	(14,205)
CMBS	39,775	(121)	—	—	5	39,775	(121)
CLO	82,989	(161)	—	—	5	82,989	(161)
Trust preferred	12,570	(97)	4,574	(105)	3	17,144	(202)
Corporate debt	5,797	(87)	1,825	(43)	2	7,622	(130)
Available-for-sale in an unrealized loss position	$986,229	$(12,877)	$659,271	$(19,114)	169	$1,645,500	$(31,991)
Held-to-maturity:
Agency CMO	$82,839	$(880)	$83,103	$(2,150)	19	$165,942	$(3,030)
Agency MBS	870,376	(7,948)	775,331	(22,064)	157	1,645,707	(30,012)
Agency CMBS	570,781	(3,504)	4,730	(45)	45	575,511	(3,549)
Municipal bonds and notes	123,965	(1,745)	226,545	(11,405)	140	350,510	(13,150)
CMBS	40,150	(197)	250	—	5	40,400	(197)
Held-to-maturity in an unrealized loss position	$1,688,111	$(14,274)	$1,089,959	$(35,664)	366	$2,778,070	$(49,938)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$107,853	$(2,168)	$67,351	$(1,335)	15	$175,204	$(3,503)
Agency MBS	512,075	(10,503)	252,779	(9,006)	97	764,854	(19,509)
Agency CMBS	554,246	(14,567)	—	—	32	554,246	(14,567)
CMBS	12,427	(24)	63,930	(678)	12	76,357	(702)
CLO	49,946	(54)	50,237	(465)	5	100,183	(519)
Trust preferred	—	—	28,633	(1,748)	5	28,633	(1,748)
Corporate debt	—	—	7,384	(350)	2	7,384	(350)
Available-for-sale in an unrealized loss position	$1,236,547	$(27,316)	$470,314	$(13,582)	168	$1,706,861	$(40,898)
Held-to-maturity:
Agency CMO	$163,439	$(3,339)	$17,254	$(485)	16	$180,693	$(3,824)
Agency MBS	1,394,623	(32,942)	273,779	(8,826)	150	1,668,402	(41,768)
Agency CMBS	347,725	(1,348)	—	—	25	347,725	(1,348)
Municipal bonds and notes	384,795	(25,745)	1,192	(4)	196	385,987	(25,749)
CMBS	60,768	(411)	—	—	8	60,768	(411)
Held-to-maturity in an unrealized loss position	$2,351,350	$(63,785)	$292,225	$(9,315)	395	$2,643,575	$(73,100)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at September 30, 2017.
Available-for-Sale
Agency CMO. There were unrealized losses of $3.1 million on the Company’s investment in Agency CMO at September 30, 2017, compared to $3.5 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at September 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency MBS. There were unrealized losses of $14.1 million on the Company’s investment in Agency MBS at September 30, 2017, compared to $19.5 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at September 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
Agency CMBS. There were unrealized losses of $14.2 million on the Company's investment in Agency CMBS at September 30, 2017, compared to $14.6 million at December 31, 2016. Unrealized losses decreased while principal balances remained essentially unchanged. Market prices were slightly higher at September 30, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.
CMBS. There were unrealized losses of $0.1 million on the Company’s investment in CMBS at September 30, 2017, compared to $0.7 million at December 31, 2016. The portfolio of mainly floating rate CMBS experienced lower principal balances and lower market spreads which resulted in higher security prices and smaller unrealized losses at September 30, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for these investments are performing as expected.
CLO. There were unrealized losses of $0.2 million on the Company's investment in CLO at September 30, 2017, compared to $0.5 million at December 31, 2016. Unrealized losses decreased due to lower principal balances and lower market spreads for the CLO portfolio at September 30, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Contractual cash flows for these investments are performing as expected.
Trust preferred. There were unrealized losses of $0.2 million on the Company's investment in trust preferred at September 30, 2017, compared to $1.7 million at December 31, 2016. Unrealized losses decreased due to lower market spreads for this asset class, which resulted in higher security prices compared to December 31, 2016. The trust preferred portfolio consists of three floating rate investments issued by two different large capitalization money center financial institutions, which continue to service the debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt. There were $0.1 million unrealized losses on the Company's corporate debt at September 30, 2017, compared to $0.4 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at September 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity
Agency CMO. There were unrealized losses of $3.0 million on the Company’s investment in Agency CMO at September 30, 2017 compared to $3.8 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at September 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. The contractual cash flows for these investments are performing as expected, and there has been no change in the underlying credit quality.

Agency MBS. There were unrealized losses of $30.0 million on the Company’s investment in Agency MBS at September 30, 2017, compared to $41.8 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class at September 30, 2017 compared to December 31, 2016. Market prices remained essentially unchanged. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $3.5 million on the Company's investment in Agency CMBS at September 30, 2017, compared to $1.3 million at December 31, 2016. Unrealized losses increased due to lower prices on recently purchased ACMBS as principal balances increased at September 30, 2017 compared to December 31, 2016. These investments are issued by a government agency or a government-sponsored agency and, therefore, are backed by certain government guarantees, either direct or indirect. There has been no change in the underlying credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $13.2 million on the Company’s investment in municipal bonds and notes at September 30, 2017, compared to $25.7 million at December 31, 2016. Unrealized losses decreased due to lower market rates which resulted in higher prices at September 30, 2017. The Company performs periodic credit reviews of the issuers and these investments are currently performing as expected.
CMBS. There were unrealized losses of $0.2 million on the Company’s investment in CMBS at September 30, 2017, compared to $0.4 million at December 31, 2016. Unrealized losses were approximately the same, for the portfolio comprised mainly of seasoned fixed rate conduit transactions, at September 30, 2017 compared to December 31, 2016. Internal and external metrics are considered when evaluating potential OTTI. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. The contractual cash flows for these investments are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three and nine months ended September 30, 2017, or the three months ended September 30, 2016. For the nine months ended September 30, 2016, there were sales resulting in proceeds of $259.3 million, with the related gross realized gains and gross realized losses of $2.9 million and $2.5 million, respectively.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At September 30, 2017
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,668	$18,714	$40,146	$40,753
Due after one year through five years	40,246	40,748	13,410	13,684
Due after five through ten years	381,547	383,721	38,323	39,102
Due after ten years	2,172,444	2,147,979	4,405,432	4,388,136
Total debt securities	$2,612,905	$2,591,162	$4,497,311	$4,481,675

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At September 30, 2017, the Company had a carrying value of $1.2 billion in callable investment securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.8 billion at September 30, 2017 and $2.5 billion at December 31, 2016 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

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
At September 30, 2017 and December 31, 2016, the aggregate carrying value of the Company's tax credit-finance investments were $35.7 million and $22.8 million, respectively. At September 30, 2017 and December 31, 2016, unfunded commitments have been recognized, totaling $24.3 million and $14.0 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
At September 30, 2017 and December 31, 2016, the aggregate carrying value of the Company's other investments in VIEs were $13.0 million and $12.3 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $22.4 million and $19.9 million, respectively.
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

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2017	At December 31, 2016
Residential	$4,499,441	$4,254,682
Consumer	2,566,983	2,684,500
Commercial	5,348,303	4,940,931
Commercial Real Estate	4,464,917	4,510,846
Equipment Financing	566,777	635,629
Loans and leases (1) (2)	$17,446,421	$17,026,588

(1)	Loans and leases include net deferred fees and net premiums/discounts of $20.8 million and $17.3 million at September 30, 2017 and December 31, 2016, respectively.

(2)	At September 30, 2017, the Company had pledged $6.7 billion of eligible residential, consumer and commercial loans as collateral to support borrowing capacity at the FHLB Boston and the FRB of Boston.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At September 30, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,069	$3,654	$—	$45,676	$57,399	$4,442,042	$4,499,441
Consumer:
Home equity	7,613	4,685	—	37,105	49,403	2,269,468	2,318,871
Other consumer	2,224	1,454	—	1,859	5,537	242,575	248,112
Commercial:
Commercial non-mortgage	1,948	364	934	58,915	62,161	4,402,543	4,464,704
Asset-based	—	—	—	8,558	8,558	875,041	883,599
Commercial real estate:
Commercial real estate	1,347	444	—	10,603	12,394	4,161,572	4,173,966
Commercial construction	—	—	—	477	477	290,474	290,951
Equipment financing	818	49	—	570	1,437	565,340	566,777
Total	$22,019	$10,650	$934	$163,763	$197,366	$17,249,055	$17,446,421

	At December 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,631	$2,609	$—	$47,279	$58,519	$4,196,163	$4,254,682
Consumer:
Home equity	8,831	5,782	—	35,926	50,539	2,359,354	2,409,893
Other consumer	2,233	1,485	—	1,663	5,381	269,226	274,607
Commercial:
Commercial non-mortgage	1,382	577	749	38,190	40,898	4,094,727	4,135,625
Asset-based	—	—	—	—	—	805,306	805,306
Commercial real estate:
Commercial real estate	6,357	1,816	—	9,871	18,044	4,117,742	4,135,786
Commercial construction	—	—	—	662	662	374,398	375,060
Equipment financing	903	693	—	225	1,821	633,808	635,629
Total	$28,337	$12,962	$749	$133,816	$175,864	$16,850,724	$17,026,588
Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $2.8 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $6.4 million and $8.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the three months ended September 30, 2017
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578
(Benefit) provision charged to expense	(348)	(41)	12,166	(2,129)	502	10,150
Charge-offs	(585)	(6,197)	(3,002)	(749)	(121)	(10,654)
Recoveries	280	1,894	466	10	79	2,729
Balance, end of period	$17,774	$38,144	$89,594	$49,534	$6,757	$201,803

	At or for the three months ended September 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$24,413	$42,956	$73,822	$33,622	$5,615	$180,428
Provision charged to expense	1,076	4,985	4,351	2,953	885	14,250
Charge-offs	(1,304)	(5,259)	(2,561)	—	(300)	(9,424)
Recoveries	554	1,313	370	194	240	2,671
Balance, end of period	$24,739	$43,995	$75,982	$36,769	$6,440	$187,925

	At or for the nine months ended September 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
(Benefit) provision charged to expense	(4,436)	6,847	21,905	2,987	597	27,900
Charge-offs	(1,940)	(18,273)	(5,321)	(951)	(425)	(26,910)
Recoveries	924	4,337	1,105	21	106	6,493
Balance, end of period	$17,774	$38,144	$89,594	$49,534	$6,757	$201,803
Individually evaluated for impairment	$4,925	$1,689	$10,844	$290	$38	$17,786
Collectively evaluated for impairment	$12,849	$36,455	$78,750	$49,244	$6,719	$184,017

Loan and lease balances:
Individually evaluated for impairment	$116,706	$46,224	$85,385	$18,199	$3,642	$270,156
Collectively evaluated for impairment	4,382,735	2,520,759	5,262,918	4,446,718	563,135	17,176,265
Loans and leases	$4,499,441	$2,566,983	$5,348,303	$4,464,917	$566,777	$17,446,421

	At or for the nine months ended September 30, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$25,876	$42,052	$66,686	$34,889	$5,487	$174,990
Provision charged to expense	991	12,458	25,447	3,921	1,033	43,850
Charge-offs	(3,536)	(14,236)	(17,294)	(2,521)	(521)	(38,108)
Recoveries	1,408	3,721	1,143	480	441	7,193
Balance, end of period	$24,739	$43,995	$75,982	$36,769	$6,440	$187,925
Individually evaluated for impairment	$9,443	$3,005	$6,579	$467	$9	$19,503
Collectively evaluated for impairment	$15,296	$40,990	$69,403	$36,302	$6,431	$168,422

Loan and lease balances:
Individually evaluated for impairment	$122,020	$46,208	$58,197	$24,423	$6,863	$257,711
Collectively evaluated for impairment	4,112,027	2,661,135	4,721,605	4,256,090	614,833	16,365,690
Loans and leases	$4,234,047	$2,707,343	$4,779,802	$4,280,513	$621,696	$16,623,401

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At September 30, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$127,986	$116,706	$27,961	$88,745	$4,925
Consumer - home equity	51,496	46,225	21,833	24,392	1,689
Commercial :
Commercial non-mortgage	88,221	76,827	28,124	48,703	10,844
Asset-based	8,558	8,558	8,558	—	—
Commercial real estate:
Commercial real estate	19,026	17,725	12,894	4,831	271
Commercial construction	580	474	—	474	19
Equipment financing	3,721	3,642	3,004	638	38
Total	$299,588	$270,157	$102,374	$167,783	$17,786

	At December 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$131,468	$119,424	$21,068	$98,356	$8,090
Consumer - home equity	52,432	45,719	22,746	22,973	2,903
Commercial :
Commercial non-mortgage	57,732	53,037	26,006	27,031	7,422
Asset-based	—	—	—	—	—
Commercial real estate:
Commercial real estate	24,146	23,568	19,591	3,977	169
Commercial construction	1,188	1,187	1,187	—	—
Equipment financing	6,398	6,420	6,197	223	9
Total	$273,364	$249,355	$96,795	$152,560	$18,593

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2017			2016			2017			2016
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$118,841	$1,027	$285	$124,993	$1,070	$304	$118,065	$3,133	$986	$128,234	$3,309	$918
Consumer - home equity	46,753	341	246	46,892	336	238	45,972	998	808	47,317	1,029	754
Commercial
Commercial Non-Mortgage	81,816	249	—	58,874	352	—	64,932	704	—	57,389	1,299	—
Asset based	4,279	—	—	—	—	—	4,279		—	—	—	—
Commercial real estate:
Commercial real estate	20,249	96	—	23,930	77	—	20,647	329	—	26,689	374	—
Commercial construction	828	—	—	4,386	12	—	831	12	—	5,171	81	—
Equipment financing	4,895	30	—	3,642	107	—	5,031	168	—	3,642	109	—
Total	$277,661	$1,743	$531	$262,717	$1,954	$542	$259,757	$5,344	$1,794	$268,442	$6,201	$1,672

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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2017	At December 31, 2016	At September 30, 2017	At December 31, 2016	At September 30, 2017	At December 31, 2016
(1) - (6) Pass	$5,037,439	$4,655,007	$4,266,658	$4,357,458	$548,298	$618,084
(7) Special Mention	108,828	56,240	85,926	69,023	3,557	1,324
(8) Substandard	192,161	226,603	112,333	84,365	14,922	16,221
(9) Doubtful	9,875	3,081	—	—	—	—
Total	$5,348,303	$4,940,931	$4,464,917	$4,510,846	$566,777	$635,629

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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(Dollars in thousands)	At September 30, 2017	At December 31, 2016
Accrual status	$135,774	$147,809
Non-accrual status	82,576	75,719
Total recorded investment of TDRs	$218,350	$223,528
Specific reserves for TDRs included in the balance of ALLL	$11,837	$14,583
Additional funds committed to borrowers in TDR status	3,944	459

For the portion of TDRs deemed to be uncollectible, Webster charged off $0.4 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million, and $17.9 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	—	$—	4	$967	9	$1,390	11	$1,969
Adjusted Interest Rate	—	—	1	292	2	335	2	528
Maturity/Rate Combined	4	570	3	290	9	1,416	10	1,185
Other (2)	6	1,357	3	299	32	5,471	18	3,190
Consumer - home equity
Extended Maturity	2	158	2	89	8	822	9	381
Adjusted Interest Rate	1	247	—	—	1	247	—	—
Maturity/Rate Combined	2	399	3	264	13	3,212	11	923
Other (2)	12	839	8	270	55	3,733	37	1,447
Commercial non - mortgage
Extended Maturity	—	—	2	213	8	813	11	14,862
Maturity/Rate Combined	8	299	—	—	13	9,153	2	648
Other (2)	—	—	4	1,265	1	4	11	1,639
Commercial real estate:
Extended Maturity	—	—	1	109	—	—	1	109
Maturity/Rate Combined	—	—	1	291	—	—	2	335
Other (2)	—	—	—	—	—	—	1	509
Equipment Financing
Extended Maturity	—	—	6	6,638	—	—	7	6,642
Total TDRs	35	$3,869	38	$10,987	151	$26,596	133	$34,367

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
Loans and leases modified as TDRs within the previous 12 months and for which there was a payment default, consisted of one residential loan with a recorded investment of $248 thousand for both the three and nine months ended September 30, 2017. There were no such loans and leases for both the three and nine months ended September 30, 2016.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2017	At December 31, 2016
(1) - (6) Pass	$8,902	$10,210
(7) Special Mention	360	7
(8) Substandard	46,157	45,509
(9) Doubtful	—	2,738
Total	$55,419	$58,464

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$843	$992	$790	$1,192
Provision (benefit) charged to expense	25	37	78	(64)
Repurchased loans and settlements charged off	(18)	—	(18)	(99)
Ending balance	$850	$1,029	$850	$1,029

The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Residential mortgage loans held for sale:
Proceeds from sale	$88,691	$128,268	$262,029	$298,840
Loans sold with servicing rights retained	79,690	115,822	239,357	273,827

Net gain on sale	1,979	3,324	4,356	6,749
Ancillary fees	682	1,046	2,091	2,485
Fair value option adjustment	(240)	(48)	1,591	2,101

The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion at both September 30, 2017 and December 31, 2016.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$24,708	$21,946	$24,466	$20,698
Additions	2,576	3,338	7,063	8,198
Amortization	(2,144)	(1,900)	(6,389)	(5,512)
Ending balance	$25,140	$23,384	$25,140	$23,384

Loan servicing fees, net of mortgage servicing rights amortization, were $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for a further discussion on the fair value of loans held for sale and mortgage servicing assets. Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $7.4 million for certain residential loans and $20.8 million for certain commercial loans for the nine months ended September 30, 2017 and 2016, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At September 30, 2017			At December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
HSA Bank CDI	$22,000	$(8,036)	$13,964	$22,000	$(6,162)	$15,838
HSA Bank Customer relationships	21,000	(4,375)	16,625	21,000	(3,164)	17,836
Total other intangible assets	$43,000	$(12,411)	$30,589	$43,000	$(9,326)	$33,674

Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

There was no change in the carrying amounts for goodwill since December 31, 2016.
As of September 30, 2017, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2017	$978
2018	3,847
2019	3,847
2020	3,847
2021	3,847
Thereafter	14,223

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2017	At December 31, 2016
Non-interest-bearing:
Demand	$4,138,206	$4,021,061
Interest-bearing:
Checking	2,581,266	2,528,274
Health savings accounts	4,891,024	4,362,503
Money market	2,598,187	2,047,121
Savings	4,428,061	4,320,090
Time deposits	2,218,491	2,024,808
Total interest-bearing	16,717,029	15,282,796
Total deposits	$20,855,235	$19,303,857

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$913,042	$848,618
Time deposits, included in above balance, that meet or exceed the FDIC limit	613,012	490,721
Deposit overdrafts reclassified as loan balances	2,494	1,885

The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2017
Remainder of 2017	$285,203
2018	952,745
2019	607,952
2020	225,159
2021	107,921
Thereafter	39,511
Total time deposits	$2,218,491

Note 8: Borrowings
Total borrowings of $2.6 billion at September 30, 2017 and $4.0 billion at December 31, 2016 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2017		At December 31, 2016
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$335,902	0.18%	$340,526	0.16%
Original maturity of greater than one year, non-callable	400,000	3.04	400,000	3.09
Total securities sold under agreements to repurchase	735,902	1.73	740,526	1.82
Fed funds purchased	167,000	1.12	209,000	0.46
Securities sold under agreements to repurchase and other borrowings	$902,902	1.62%	$949,526	1.53%

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
The following table provides information for FHLB advances:

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$880,500	1.28%	$2,130,500	0.71%
After 1 but within 2 years	133,731	1.34	200,000	1.36
After 2 but within 3 years	259,295	1.79	128,026	1.73
After 3 but within 4 years	75,000	1.51	175,000	1.77
After 4 but within 5 years	150,061	2.23	200,000	1.81
After 5 years	9,091	2.61	9,370	2.59
	1,507,678	1.49%	2,842,896	0.95%
Premiums on advances	3		12
Federal Home Loan Bank advances	$1,507,681		$2,842,908

Aggregate carrying value of assets pledged as collateral	$6,388,102		$5,967,318
Remaining borrowing capacity	2,668,964		1,192,758

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2017	At December 31, 2016
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(756)	(845)
Debt issuance cost on senior fixed-rate notes		(860)	(961)
Long-term debt		$225,704	$225,514

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.27% at September 30, 2017 and 3.94% at December 31, 2016.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in AOCL by component:

	Three months ended September 30, 2017				Nine months ended September 30, 2017
(In thousands)	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(14,501)	$(15,258)	$(42,323)	$(72,082)	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/OCL before reclassifications	872	(34)	—	838	1,847	(445)	—	1,402
Amounts reclassified from AOCL	—	1,145	1,001	2,146	—	3,366	3,127	6,493
Net current-period OCI/OCL	872	1,111	1,001	2,984	1,847	2,921	3,127	7,895
Ending balance	$(13,629)	$(14,147)	$(41,322)	$(69,098)	$(13,629)	$(14,147)	$(41,322)	$(69,098)

	Three months ended September 30, 2016				Nine months ended September 30, 2016
(In thousands)	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale and Transferred	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$12,363	$(23,406)	$(46,468)	$(57,511)	$(6,407)	$(22,980)	$(48,719)	$(78,106)
OCI/OCL before reclassifications	1,218	794	—	2,012	20,156	(2,416)	—	17,740
Amounts reclassified from AOCL	—	1,221	1,125	2,346	(168)	4,005	3,376	7,213
Net current-period OCI/OCL	1,218	2,015	1,125	4,358	19,988	1,589	3,376	24,953
Ending balance	$13,581	$(21,391)	$(45,343)	$(53,153)	$13,581	$(21,391)	$(45,343)	$(53,153)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2017	2016	2017	2016

Securities available-for-sale and transferred:
Unrealized gains (losses) on investment securities	$—	$—	$—	$414	Gain on sale of investment securities, net
Unrealized gains (losses) on investment securities	—	—	—	(149)	Impairment loss recognized in earnings
Total before tax	—	—	—	265
Tax benefit (expense)	—	—	—	(97)	Income tax expense
Net of tax	$—	$—	$—	$168
Derivative instruments:
Cash flow hedges	$(1,810)	$(1,925)	$(5,316)	$(6,314)	Total interest expense
Tax benefit	665	704	1,950	2,309	Income tax expense
Net of tax	$(1,145)	$(1,221)	$(3,366)	$(4,005)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,587)	$(1,780)	$(4,959)	$(5,343)	(1)
Prior service costs	—	(4)	—	(11)	(1)
Total before tax	(1,587)	(1,784)	(4,959)	(5,354)
Tax benefit	586	659	1,832	1,978	Income tax expense
Net of tax	$(1,001)	$(1,125)	$(3,127)	$(3,376)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,031,955	10.99%	$832,149	4.5%	$1,201,993	6.5%
Total risk-based capital	2,436,332	13.17	1,479,376	8.0	1,849,220	10.0
Tier 1 risk-based capital	2,154,665	11.65	1,109,532	6.0	1,479,376	8.0
Tier 1 leverage capital	2,154,665	8.36	1,030,973	4.0	1,288,717	5.0
Webster Bank
CET1 risk-based capital	$2,061,764	11.16%	$831,319	4.5%	$1,200,794	6.5%
Total risk-based capital	2,266,110	12.27	1,477,900	8.0	1,847,376	10.0
Tier 1 risk-based capital	2,061,764	11.16	1,108,425	6.0	1,477,900	8.0
Tier 1 leverage capital	2,061,764	8.00	1,030,260	4.0	1,287,825	5.0

	At December 31, 2016
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$1,932,171	10.52%	$826,504	4.5%	$1,193,840	6.5%
Total risk-based capital	2,328,808	12.68	1,469,341	8.0	1,836,677	10.0
Tier 1 risk-based capital	2,054,881	11.19	1,102,006	6.0	1,469,341	8.0
Tier 1 leverage capital	2,054,881	8.13	1,010,857	4.0	1,263,571	5.0
Webster Bank
CET1 risk-based capital	$1,945,332	10.61%	$825,228	4.5%	$1,191,995	6.5%
Total risk-based capital	2,141,939	11.68	1,467,071	8.0	1,833,839	10.0
Tier 1 risk-based capital	1,945,332	10.61	1,100,304	6.0	1,467,071	8.0
Tier 1 leverage capital	1,945,332	7.70	1,010,005	4.0	1,262,507	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $80 million during the nine months ended September 30, 2017 compared to $115 million during the nine months ended September 30, 2016.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $76.7 million and $58.6 million at September 30, 2017 and December 31, 2016, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Earnings for basic and diluted earnings per common share:
Net income	$64,496	$51,817	$185,546	$149,467
Less: Preferred stock dividends	2,024	2,024	6,072	6,072
Net income available to common shareholders	62,472	49,793	179,474	143,395
Less: Earnings applicable to participating securities	46	159	212	468
Earnings applicable to common shareholders	$62,426	$49,634	$179,262	$142,927

Shares:
Weighted-average common shares outstanding - basic	92,125	91,365	92,003	91,298
Effect of dilutive securities:
Stock options and restricted stock	372	465	403	452
Warrants	6	27	6	26
Weighted-average common shares outstanding - diluted	92,503	91,857	92,412	91,776

Earnings per common share:
Basic	$0.68	$0.54	$1.95	$1.57
Diluted	0.67	0.54	1.94	1.56

Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Stock options (shares with exercise price greater than market price)	—	172	—	172
Restricted stock (due to performance conditions on non-participating shares)	80	—	61	161

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

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At September 30, 2017				At December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	$225,000	$1,972	$100,000	$195	$225,000	$3,270	$100,000	$792
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives	2,270,444	4,225	1,125,953	3,224	1,943,485	32,226	1,242,937	24,388
Other	8,595	260	22,161	419	10,634	231	14,265	120
Positions not subject to a master netting agreement
Interest rate derivatives	1,738,527	35,065	1,652,004	15,764	1,734,679	38,668	1,451,762	19,001
RPAs	94,103	112	99,538	136	86,037	139	87,273	166
Mortgage banking derivatives (2)	42,290	614	60,698	128	103,440	3,084	59,895	711
Other	262	2	1,777	157	1,438	19	181	11
Total not designated as hedging instruments	4,154,221	40,278	2,962,131	19,828	3,879,713	74,367	2,856,313	44,397
Gross derivative instruments, before netting	$4,379,221	42,250	$3,062,131	20,023	$4,104,713	77,637	$2,956,313	45,189
Less: Legally enforceable master netting agreements		2,915		2,916		24,252		24,254
Less: Cash collateral posted		2,540		766		11,475		600
Total derivative instruments, after netting		$36,795		$16,341		$41,910		$20,335

(1)
One of Webster's counterparty relationships was impacted by a Chicago Mercantile Exchange rulebook amendment, resulting in the presentation of that relationship on a settlement basis, as a single unit of account at September 30, 2017, versus a netting basis at December 31, 2016.

(2)	Notional amounts include mandatory forward commitments of $60.5 million, while notional amounts do not include approved floating rate commitments of $21.9 million, at September 30, 2017.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment were recognized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Interest rate derivatives	$1,501	$608	$1,780	$6,515
RPAs	51	110	157	(143)
Mortgage banking derivatives	(219)	720	(1,886)	357
Other	(7)	(285)	(634)	(582)
Total impact on other non-interest income	$1,326	$1,153	$(583)	$6,147

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $1.2 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At September 30, 2017, the remaining unamortized loss on the termination of cash flow hedges is $16.5 million. Over the next twelve months, the Company estimates that $6.4 million will be reclassified from AOCL as an increase to interest expense.
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
The following table is presented on a gross basis, prior to the application of counterparty netting agreements:

	At September 30, 2017				At December 31, 2016
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$1,972	$292	$1,051	$629	$3,270	$2,335	$935	$—
Non-hedge accounting	4,452	2,623	1,489	340	32,457	21,917	10,540	—
Total assets	$6,424	$2,915	$2,540	$969	$35,727	$24,252	$11,475	$—

Derivative instrument losses:
Hedge accounting	$195	$195	$—	$—	$792	$792	$—	$—
Non-hedge accounting	3,643	2,721	766	156	24,508	23,462	600	446
Total liabilities	$3,838	$2,916	$766	$156	$25,300	$24,254	$600	$446

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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $20.7 million in net margin collateral posted with financial counterparties at September 30, 2017, comprised of $30.5 million in initial margin and $9.8 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $35.1 million at September 30, 2017. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $27.7 million at September 30, 2017. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.9 million at September 30, 2017.
Alternative Investments. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. Alternative investments in which the ownership percentage is greater than 3% are fair valued on a recurring basis based upon the net asset value of the respective fund. Alternative investments in which the ownership percentage is less than 3% are fair valued on a non-recurring basis. These alternative investments are recorded at cost, subject to impairment testing. Both recurring and non-recurring alternative investments are classified within Level 3 of the fair value hierarchy, as they are non-public entities that cannot be redeemed since the Company's investment is distributed as the underlying investments are liquidated. At September 30, 2017, the alternative investments book value was $17.3 million and there was $9.4 million in remaining unfunded commitments.
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of ASC 825 "Financial Instruments". The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$3,596	$—	$—	$3,596
Agency CMO	—	331,798	—	331,798
Agency MBS	—	912,977	—	912,977
Agency CMBS	—	584,960	—	584,960
CMBS	—	403,433	—	403,433
CLO	—	274,583	—	274,583
Trust preferred	—	30,937	—	30,937
Corporate debt	—	48,878	—	48,878
Total available-for-sale investment securities	3,596	2,587,566	—	2,591,162
Gross derivative instruments, before netting (1)	262	41,988	—	42,250
Investments held in Rabbi Trust	5,278	—	—	5,278
Alternative investments	—	—	6,986	6,986
Originated loans held for sale	—	32,855	—	32,855
Total financial assets held at fair value	$9,136	$2,662,409	$6,986	$2,678,531
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$562	$19,461	$—	$20,023

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$734	$—	$—	$734
Agency CMO	—	419,706	—	419,706
Agency MBS	—	954,349	—	954,349
Agency CMBS	—	573,272	—	573,272
CMBS	—	477,365	—	477,365
CLO	—	427,390	—	427,390
Trust preferred	—	28,633	—	28,633
Corporate debt	—	109,642	—	109,642
Total available-for-sale investment securities	734	2,990,357	—	2,991,091
Gross derivative instruments, before netting (1)	250	77,387	—	77,637
Investments held in Rabbi Trust	5,119	—	—	5,119
Alternative investments	—	—	5,502	5,502
Originated loans held for sale	—	60,260	—	60,260
Total financial assets held at fair value	$6,103	$3,128,004	$5,502	$3,139,609
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$120	$45,069	$—	$45,189

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments
Balance at January 1, 2017	$5,502
Unrealized gain included in net income	639
Purchases/capital funding	899
Payments	(54)
Balance at September 30, 2017	$6,986

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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $5.3 million at September 30, 2017. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$15,955	Real Estate Appraisals	Discount for appraisal type	0%	-	20%
			Discount for costs to sell	0%	-	15%
OREO	$2,587	Real Estate Appraisals	Discount for appraisal type	0%	-	20%
			Discount for costs to sell	8%

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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At September 30, 2017		At December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,497,311	$4,481,675	$4,160,658	$4,125,125
Transferred loans held for sale	—	—	7,317	7,444
Level 3
Loans and leases, net	17,244,618	17,155,002	16,832,268	16,678,106
Mortgage servicing assets	25,140	44,992	24,466	52,075
Alternative investments	10,296	12,539	11,034	13,189
Liabilities:
Level 2
Deposit liabilities	$18,636,744	$18,636,744	$17,279,049	$17,279,049
Time deposits	2,218,491	2,213,155	2,024,808	2,024,395
Securities sold under agreements to repurchase and other borrowings	902,902	905,249	949,526	955,660
FHLB advances (1)	1,507,681	1,512,203	2,842,908	2,825,101
Long-term debt (1)	225,704	235,686	225,514	225,514

(1)	The following adjustments to the carrying amount are not included for determination of fair value, see Note 8: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes

Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended September 30,
	2017			2016
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$12	$—	$—	$11	$—	$—
Interest cost on benefit obligations	1,829	96	19	2,110	98	32
Expected return on plan assets	(3,074)	—	—	(3,067)	—	—
Amortization of prior service cost	—	—	—	—	—	4
Recognized net loss	1,466	136	(15)	1,666	106	8
Net periodic benefit cost	$233	$232	$4	$720	$204	$44

	Nine months ended September 30,
	2017			2016
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$37	$—	$—	$34	$—	$—
Interest cost on benefit obligations	5,486	281	69	6,331	292	94
Expected return on plan assets	(9,222)	—	—	(8,596)	—	—
Amortization of prior service cost	—	—	—	—	—	11
Recognized net loss	4,398	561	—	4,998	319	26
Net periodic benefit cost	$699	$842	$69	$2,767	$611	$131

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
The following table provides a summary of stock compensation expense recognized in the accompanying Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Stock options	$—	$—	$—	$43
Restricted stock	3,007	2,944	9,050	8,515
Total stock compensation expense	$3,007	$2,944	$9,050	$8,558

At September 30, 2017 there was $16.7 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.0 years.
The following table provides a summary of the stock compensation plans activity for the nine months ended September 30, 2017:

	Restricted Stock Awards Outstanding						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2017	253,361	$32.24	2,158	$32.89	116,184	$33.62	1,072,974	$21.24
Granted	164,953	54.79	8,129	56.07	89,581	56.18	—	—
Exercised options	—	—	—	—	—	—	279,344	25.80
Vested restricted stock awards (1)	155,390	36.36	6,900	48.82	87,982	40.74	—	—
Forfeited	14,586	36.44	—	—	6,276	42.72	—	—
Outstanding and exercisable, at September 30, 2017	248,338	$43.96	3,387	$56.07	111,507	$45.61	793,630	$19.63

(1)	Vested for purposes of recording compensation expense.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 735,785 non-qualified stock options and 57,845 incentive stock options outstanding at September 30, 2017.

Note 16: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, Community Banking and HSA Bank. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury unit of the Company, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
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

•
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

•
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

The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
At September 30, 2017	$9,428,676	$8,881,322	$76,090	$7,964,094	$26,350,182
At December 31, 2016	9,069,445	8,721,046	83,987	8,198,051	26,072,529

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$81,925	$96,859	$26,713	$(4,593)	$200,904
Provision (benefit) for loan and lease losses	12,073	(1,923)	—	—	10,150
Net interest income (expense) after provision for loan and lease losses	69,852	98,782	26,713	(4,593)	190,754
Non-interest income	13,207	27,079	19,371	6,189	65,846
Non-interest expense	38,339	92,478	27,222	3,784	161,823
Income (loss) before income tax expense	44,720	33,383	18,862	(2,188)	94,777
Income tax expense (benefit)	14,363	10,605	6,006	(693)	30,281
Net income (loss)	$30,357	$22,778	$12,856	$(1,495)	$64,496

	Three months ended September 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$74,265	$91,995	$20,560	$(6,623)	$180,197
Provision for loan and lease losses	7,876	6,374	—	—	14,250
Net interest income (expense) after provision for loan and lease losses	66,389	85,621	20,560	(6,623)	165,947
Non-interest income	15,916	29,130	16,900	4,466	66,412
Non-interest expense	35,793	92,508	23,021	4,775	156,097
Income (loss) before income tax expense	46,512	22,243	14,439	(6,932)	76,262
Income tax expense (benefit)	14,957	7,122	4,624	(2,258)	24,445
Net income (loss)	$31,555	$15,121	$9,815	$(4,674)	$51,817

	Nine months ended September 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$239,118	$286,351	$76,339	$(10,453)	$591,355
Provision for loan and lease losses	29,562	(1,662)	—	—	27,900
Net interest income (expense) after provision for loan and lease losses	209,556	288,013	76,339	(10,453)	563,455
Non-interest income	39,163	80,516	58,392	15,368	193,439
Non-interest expense	113,767	281,979	84,211	10,069	490,026
Income (loss) before income tax expense	134,952	86,550	50,520	(5,154)	266,868
Income tax expense (benefit)	41,125	26,374	15,395	(1,572)	81,322
Net income (loss)	$93,827	$60,176	$35,125	$(3,582)	$185,546

	Nine months ended September 30, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$211,422	$274,186	$60,484	$(12,838)	$533,254
Provision for loan and lease losses	29,765	14,085	—	—	43,850
Net interest income (expense) after provision for loan and lease losses	181,657	260,101	60,484	(12,838)	489,404
Non-interest income	41,819	83,248	54,969	13,825	193,861
Non-interest expense	103,336	276,045	71,966	9,973	461,320
Income (loss) before income tax expense	120,140	67,304	43,487	(8,986)	221,945
Income tax expense (benefit)	39,233	21,979	14,201	(2,935)	72,478
Net income (loss)	$80,907	$45,325	$29,286	$(6,051)	$149,467

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2017	At December 31, 2016
Commitments to extend credit	$5,043,151	$5,224,280
Standby letter of credit	159,485	128,985
Commercial letter of credit	42,007	46,497
Total credit-related financial instruments with off-balance sheet risk	$5,244,643	$5,399,762

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$2,544	$2,319	$2,287	$2,119
Provision charged to expense	—	172	257	372
Ending balance	$2,544	$2,491	$2,544	$2,491

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at September 30, 2017 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.
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
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2017	2016	2017	2016
Earnings:
Net interest income	$200,904	$180,197	$591,355	$533,254
Provision for loan and lease losses	10,150	14,250	27,900	43,850
Total non-interest income	65,846	66,412	193,439	193,861
Total non-interest expense	161,823	156,097	490,026	461,320
Net income	64,496	51,817	185,546	149,467
Earnings applicable to common shareholders	62,426	49,634	179,262	142,927
Share Data:
Weighted-average common shares outstanding - diluted	92,503	91,857	92,412	91,776
Diluted earnings per common share	$0.67	$0.54	$1.94	$1.56
Dividends and dividend equivalents declared per common share	0.26	0.25	0.77	0.73
Dividends declared per Series E preferred share	400.00	400.00	1,200.00	1,200.00
Book value per common share	27.34	26.06	27.34	26.06
Tangible book value per common share (non-GAAP)	21.16	19.80	21.16	19.80
Selected Ratios:
Net interest margin	3.30%	3.10%	3.27%	3.10%
Return on average assets (annualized basis)	0.98	0.82	0.95	0.80
Return on average common shareholders' equity (annualized basis)	9.95	8.36	9.67	8.16
CET1 risk-based capital	10.99	10.48	10.99	10.48
Tangible common equity ratio (non-GAAP)	7.55	7.25	7.55	7.25
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	12.99	11.24	12.71	11.04
Efficiency ratio (non-GAAP)	59.18	61.43	60.62	61.63

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
The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2017	2016
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,638,787	$2,511,629
Less: Preferred stock (GAAP)	122,710	122,710
Goodwill and other intangible assets (GAAP)	568,962	573,129
Tangible common shareholders' equity (non-GAAP)	$1,947,115	$1,815,790
Common shares outstanding	92,034	91,687
Tangible book value per common share (non-GAAP)	$21.16	$19.80

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,947,115	$1,815,790
Total Assets (GAAP)	$26,350,182	$25,633,617
Less: Goodwill and other intangible assets (GAAP)	568,962	573,129
Tangible assets (non-GAAP)	$25,781,220	$25,060,488
Tangible common equity ratio (non-GAAP)	7.55%	7.25%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$64,496	$51,817	$185,546	$149,467
Less: Preferred stock dividends (GAAP)	2,024	2,024	6,072	6,072
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	651	970	2,005	2,971
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$63,123	$50,763	$181,479	$146,366
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$252,492	$203,052	$241,972	$195,155
Average shareholders' equity (non-GAAP)	$2,635,312	$2,503,960	$2,597,574	$2,466,414
Less: Average preferred stock (non-GAAP)	122,710	122,710	122,710	122,710
Average goodwill and other intangible assets (non-GAAP)	569,538	573,978	570,562	575,491
Average tangible common shareholders' equity (non-GAAP)	$1,943,064	$1,807,272	$1,904,302	$1,768,213
Return on average tangible common shareholders' equity (non-GAAP)	12.99%	11.24%	12.71%	11.04%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$161,823	$156,097	$490,026	$461,320
Less: Foreclosed property activity (GAAP)	(72)	45	(141)	(236)
Intangible assets amortization (GAAP)	1,002	1,493	3,085	4,570
Other expense (non-GAAP)	213	793	2,923	2,270
Non-interest expense (non-GAAP)	$160,680	$153,766	$484,159	$454,716
Net interest income (GAAP)	$200,904	$180,197	$591,355	$533,254
Add: Tax-equivalent adjustment (non-GAAP)	4,340	3,478	12,509	9,735
Non-interest income (GAAP)	65,846	66,412	193,439	193,861
Less: Gain on sale of investment securities, net (GAAP)	—	—	—	414
Other (non-GAAP)	(431)	(236)	(1,377)	(1,372)
Income (non-GAAP)	$271,521	$250,323	$798,680	$737,808
Efficiency ratio (non-GAAP)	59.18%	61.43%	60.62%	61.63%

Financial Performance
Comparison to Prior Year Quarter
For the three months ended September 30, 2017, income before income tax expense of $94.8 million increased $18.5 million, or 24.3%, compared to the three months ended September 30, 2016. Net interest income increased 11.5%, the provision for loan and lease losses decreased 28.8%, non-interest income decreased 0.9%, and non-interest expense increased 3.7%.
After income tax expense of $30.3 million and $24.4 million for the three months ended September 30, 2017 and 2016, respectively, net income was $64.5 million and diluted earnings per share was $0.67 for the three months ended September 30, 2017 compared to net income of $51.8 million and diluted earnings per share of $0.54 for the three months ended September 30, 2016.
Comparison to Prior Year to Date
For the nine months ended September 30, 2017, income before income tax expense of $266.9 million increased $44.9 million, or 20.2%, compared to the nine months ended September 30, 2016. Net interest income increased 10.9%, the provision for loan and lease losses decreased 36.4%, non-interest income was flat, and non-interest expense increased 6.2%.
After income tax expense of $81.3 million and $72.5 million for the nine months ended September 30, 2017 and 2016, respectively, net income was $185.5 million and diluted earnings per share was $1.94 for the nine months ended September 30, 2017 compared to net income of $149.5 million and diluted earnings per share of $1.56 for the nine months ended September 30, 2016.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,364,519	$182,269	4.14%	$16,423,642	$157,926	3.80%
Investment securities (based upon historical amortized cost)	6,994,661	51,130	2.92	6,784,652	49,282	2.91
FHLB and FRB stock	135,943	1,482	4.33	185,104	1,478	3.18
Interest-bearing deposits	58,193	173	1.17	53,852	67	0.49
Loans held for sale	34,939	307	3.51	58,299	440	3.02
Total interest-earning assets	24,588,255	$235,361	3.78%	23,505,549	$209,193	3.53%
Non-interest-earning assets	1,721,591			1,752,981
Total Assets	$26,309,846			$25,258,530

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,201,723	$—	—%	$4,011,712	$—	—%
Savings, checking, & money market deposits	14,577,673	10,229	0.28	13,257,559	7,005	0.21
Time deposits	2,155,743	6,531	1.20	2,009,433	5,589	1.11
Total deposits	20,935,139	16,760	0.32	19,278,704	12,594	0.26

Securities sold under agreements to repurchase and other borrowings	904,854	3,847	1.66	909,560	3,447	1.48
FHLB advances	1,362,165	6,894	1.98	2,158,911	6,979	1.26
Long-term debt	225,673	2,616	4.64	225,414	2,498	4.43
Total borrowings	2,492,692	13,357	2.11	3,293,885	12,924	1.54
Total interest-bearing liabilities	23,427,831	$30,117	0.51%	22,572,589	$25,518	0.45%
Non-interest-bearing liabilities	246,703			181,981
Total liabilities	23,674,534			22,754,570

Preferred stock	122,710			122,710
Common shareholders' equity	2,512,602			2,381,250
Total shareholders' equity	2,635,312			2,503,960
Total Liabilities and Shareholders' Equity	$26,309,846			$25,258,530
Tax-equivalent net interest income		$205,244			$183,675
Less: Tax-equivalent adjustments		(4,340)			(3,478)
Net interest income		$200,904			$180,197
Net interest margin			3.30%			3.10%

	Nine months ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,225,217	$526,419	4.05%	$16,101,807	$461,399	3.79%
Investment securities (based upon historical amortized cost)	7,031,738	157,550	2.98	6,861,128	153,280	2.98
FHLB and FRB stock	160,911	4,732	3.93	188,692	4,315	3.05
Interest-bearing deposits	63,684	472	0.98	57,692	216	0.49
Loans held for sale	31,373	826	3.51	40,739	1,006	3.29
Total interest-earning assets	24,512,923	$689,999	3.73%	23,250,058	$620,216	3.54%
Non-interest-earning assets	1,666,080			1,768,426
Total Assets	$26,179,003			$25,018,484

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,039,738	$—	—%	$3,802,873	$—	—%
Savings, checking & money market deposits	14,315,225	26,732	0.25	13,010,427	20,481	0.21
Time deposits	2,079,021	18,142	1.17	2,027,336	16,786	1.11
Total deposits	20,433,984	44,874	0.29	18,840,636	37,267	0.26

Securities sold under agreements to repurchase and other borrowings	884,975	10,970	1.63	943,458	10,999	1.53
FHLB advances	1,829,175	22,543	1.63	2,340,055	21,517	1.21
Long-term debt	225,607	7,748	4.58	225,651	7,444	4.40
Total borrowings	2,939,757	41,261	1.85	3,509,164	39,960	1.50
Total interest-bearing liabilities	23,373,741	$86,135	0.49%	22,349,800	$77,227	0.46%
Non-interest-bearing liabilities	207,688			202,270
Total liabilities	23,581,429			22,552,070

Preferred stock	122,710			122,710
Common shareholders' equity	2,474,864			2,343,704
Total shareholders' equity	2,597,574			2,466,414
Total Liabilities and Shareholders' Equity	$26,179,003			$25,018,484
Tax-equivalent net interest income		$603,864			$542,989
Less: Tax-equivalent adjustments		(12,509)			(9,735)
Net interest income		$591,355			$533,254
Net interest margin			3.27%			3.10%

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.4% of total revenue for the nine months ended September 30, 2017. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $200.9 million for the three months ended September 30, 2017 compared to $180.2 million for the three months ended September 30, 2016, an increase of $20.7 million. On a fully tax-equivalent basis, net interest income increased $21.6 million when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily the result of a significant increase in loan balances and yield improvement of 34 basis points, while investment balances remained flat but the reinvestment spreads on those assets improved. Net interest margin increased 20 basis points to 3.30% for the three months ended September 30, 2017 from 3.10% for the three months ended September 30, 2016.
Comparison to Prior Year to Date
Net interest income totaled $591.4 million for the nine months ended September 30, 2017 compared to $533.3 million for the nine months ended September 30, 2016, an increase of $58.1 million. On a fully tax-equivalent basis, net interest income increased $60.9 million when compared to the same period in 2016. The increase for the nine months ended September 30, 2017 was primarily the result of a significant increase in loan balances and yield improvement of 26 basis points, bearing greater weight on net interest margin than flat investment balances and reinvestment spreads on those assets. Net interest margin increased 17 basis points to 3.27% for the nine months ended September 30, 2017 from 3.10% for the nine months ended September 30, 2016.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2017 vs. 2016 Increase (decrease) due to			2017 vs. 2016 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$15,634	$8,708	$24,342	$34,294	$30,725	$65,019
Loans held for sale	47	(181)	(134)	95	(215)	(120)
Investments (2)	366	1,594	1,960	897	3,987	4,884
Total interest income	$16,047	$10,121	$26,168	$35,286	$34,497	$69,783
Interest on interest-bearing liabilities:
Deposits	$3,104	$1,062	$4,166	$5,067	$2,541	$7,608
Borrowings	3,034	(2,601)	433	6,567	(5,267)	1,300
Total interest expense	$6,138	$(1,539)	$4,599	$11,634	$(2,726)	$8,908
Net change in net interest income	$9,909	$11,660	$21,569	$23,652	$37,223	$60,875

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the nine months ended September 30, 2017 increased $1.1 billion compared to the average for the nine months ended September 30, 2016. The loan and lease portfolio comprised 70.3% of the average interest-earning assets at September 30, 2017 compared to 69.3% of the average interest-earning assets at September 30, 2016. The loan and lease portfolio yield increased 26 basis points to 4.05% for the nine months ended September 30, 2017 compared to the loan and lease portfolio yield of 3.79% for the nine months ended September 30, 2016. The increase in the yield on the average loan and lease portfolio is due to increased yield on floating rate loans as well as increased spreads on loan originations.
Average investments for the nine months ended September 30, 2017 increased $148.8 million compared to the average for the nine months ended September 30, 2016. The investments portfolio comprised 29.6% of the average interest-earning assets at September 30, 2017 compared to 30.6% of the average interest-earning assets at September 30, 2016. The investments portfolio yield increased 3 basis points to 2.99% for the nine months ended September 30, 2017 compared to the investments portfolio yield of 2.96% for the nine months ended September 30, 2016. The increase in the yield on the investments portfolio is primarily due to a reduction in premium amortization from slower prepayment speeds and an increased yield on floating rate securities, more than offsetting lower current market rates on investment securities purchases compared to the yield on investment securities paydowns and maturities.
Average total deposits for the nine months ended September 30, 2017 increased $1.6 billion compared to the average for the nine months ended September 30, 2016. The increase is comprised of an increase of $236.9 million in non-interest-bearing deposits and an increase of $1.4 billion in interest-bearing deposits. The increase in average interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily due to health savings account deposit growth. The average cost of deposits was 0.29% for the nine months ended September 30, 2017 compared to 0.26% for the nine months ended September 30, 2016. The slight increase in the average cost of deposits is mainly the result of an increase in the rate paid on public money market accounts. Higher cost time deposits, decreased to 12.7% for the nine months ended September 30, 2017 from 13.5% for the nine months ended September 30, 2016, as a percentage of total interest-bearing deposits.
Average total borrowings for the nine months ended September 30, 2017 decreased $569.4 million compared to the average for the nine months ended September 30, 2016. Average securities sold under agreements to repurchase and other borrowings decreased $58.5 million, and average FHLB advances decreased $510.9 million as utilization of advances maturing within one year declined significantly. The average cost of borrowings increased 35 basis point to 1.85% for the nine months ended September 30, 2017 from 1.50% for the nine months ended September 30, 2016. The increase in average cost of borrowings is the result of the federal funds rate being increased three times between December 2016 and June 2017.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Interest rate swaps on repurchase agreements	$—	$—	$—	$361
Interest rate swaps on FHLB advances	1,657	2,099	5,139	6,469
Interest rate swaps on senior fixed-rate notes	76	76	229	229
Interest rate swaps on brokered CDs and deposits	195	195	585	585
Net increase to interest expense on borrowings	$1,928	$2,370	$5,953	$7,644

Provision for Loan and Lease Losses
The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at levels appropriate to absorb estimated credit losses in the loan and lease portfolio.
Comparison to Prior Year Quarter
The provision for loan and lease losses was $10.2 million for the three months ended September 30, 2017, which decreased $4.1 million compared to the three months ended September 30, 2016. The decrease in provision for loan and lease losses was primarily due to lower loan growth on a quarter comparative basis. Total net charge-offs was $7.9 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively. Higher commercial real estate and commercial net charge-offs contributed $1.3 million to the increase in net charge-offs.
Comparison to Prior Year to Date
The provision for loan and lease losses was $27.9 million for the nine months ended September 30, 2017, which decreased $16.0 million compared to the nine months ended September 30, 2016. The decrease in provision for loan and lease losses was primarily due to lower loan growth as compared to the rate for the same period in 2016. Total net charge-offs was $20.4 million and $30.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to lower commercial real estate and other commercial loan related net charge-offs.
Allowance for Loan and Lease Losses
The ALLL is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company's loan and lease portfolio. The ALLL is determined based on an analysis which assesses the inherent risk for probable losses within the portfolio. Significant judgments and estimates are necessary in the determination of the ALLL. Significant judgments include, among others, loan risk ratings and classifications, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, the determination and measurement of impaired loans, and other quantitative and qualitative considerations.
At September 30, 2017, the ALLL totaled $201.8 million, or 1.16% of total loans and leases, as compared to $194.3 million, or 1.14% of total loans and leases, at December 31, 2016.
See the "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Deposit service fees	$38,321	$35,734	$2,587	7.2%	$113,519	$105,553	$7,966	7.5%
Loan related fees	6,346	9,253	(2,907)	(31.4)	19,898	20,563	(665)	(3.2)
Wealth and investment services	7,750	7,593	157	2.1	22,900	21,992	908	4.1
Mortgage banking activities	2,421	4,322	(1,901)	(44.0)	8,038	11,335	(3,297)	(29.1)
Increase in cash surrender value of life insurance policies	3,720	3,743	(23)	(0.6)	10,943	11,060	(117)	(1.1)
Gain on sale of investment securities, net	—	—	—	n/m	—	414	(414)	n/m
Impairment loss recognized in earnings	—	—	—	n/m	(126)	(149)	23	n/m
Other income	7,288	5,767	1,521	26.4	18,267	23,093	(4,826)	(20.9)
Total non-interest income	$65,846	$66,412	$(566)	(0.9)%	$193,439	$193,861	$(422)	(0.2)%
n/m - not meaningful
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2017 was $65.8 million, a decrease of $0.6 million, or 0.9%, compared to $66.4 million for the three months ended September 30, 2016. The decrease is primarily attributable to reductions in loan related fees and mortgage banking activities, partially offset by deposit service fee growth and higher other income.
Deposit service fees totaled $38.3 million for the three months ended September 30, 2017, compared to $35.7 million for the three months ended September 30, 2016. The increase is primarily due to increased checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Loan related fees totaled $6.3 million for the three months ended September 30, 2017, compared to $9.3 million for the three months ended September 30, 2016. The decrease is primarily due to a lower syndication activity, and to a lesser extent, increased mortgage servicing rights amortization.
Mortgage banking activities totaled $2.4 million for the three months ended September 30, 2017, compared to $4.3 million for the three months ended September 30, 2016. The decrease is due to lower sales volume of conforming residential mortgage originations, driven by a decrease in refinance activity.
Other income totaled $7.3 million for the three months ended September 30, 2017, compared to $5.8 million for the three months ended September 30, 2016. The increase is primarily due to increased client hedging revenue.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2017 was $193.4 million, a decrease of $422 thousand, or 0.2%, compared to $193.9 million for the nine months ended September 30, 2016. The decrease is primarily attributable to decreases in mortgage banking activities and other income, partially offset by increases in deposit service fees.
Deposit service fees totaled $113.5 million for the nine months ended September 30, 2017, compared to $105.6 million for the nine months ended September 30, 2016. The increase is primarily due to increased checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Mortgage banking activities totaled $8.0 million for the nine months ended September 30, 2017, compared to $11.3 million for the nine months ended September 30, 2016. The decrease is due to lower volume of conforming residential mortgage originations, driven by a decrease in refinance activity.
Other income totaled $18.3 million for the nine months ended September 30, 2017, compared to $23.1 million for the nine months ended September 30, 2016. The decrease is due to a $2.7 million favorable adjustment to the fair value of the contingent receivable recognized in 2016, a decrease in net client interest rate hedging activities/hedging revenue, and partially offset by an increase in alternative investment gains.

Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Compensation and benefits	$89,192	$83,148	$6,044	7.3%	$264,822	$244,089	$20,733	8.5%
Occupancy	14,744	15,004	(260)	(1.7)	46,957	44,915	2,042	4.5
Technology and equipment	22,580	19,753	2,827	14.3	66,646	59,067	7,579	12.8
Intangible assets amortization	1,002	1,493	(491)	(32.9)	3,085	4,570	(1,485)	(32.5)
Marketing	4,045	4,622	(577)	(12.5)	14,101	14,215	(114)	(0.8)
Professional and outside services	4,030	4,795	(765)	(16.0)	11,813	11,360	453	4.0
Deposit insurance	6,344	6,177	167	2.7	19,701	19,596	105	0.5
Other expense	19,886	21,105	(1,219)	(5.8)	62,901	63,508	(607)	(1.0)
Total non-interest expense	$161,823	$156,097	$5,726	3.7%	$490,026	$461,320	$28,706	6.2%
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2017 was $161.8 million, an increase of $5.7 million, or 3.7%, compared to $156.1 million for the three months ended September 30, 2016. The increase is primarily attributable to compensation and benefits, technology and equipment, and somewhat offset by other expense.
Compensation and benefits totaled $89.2 million for the three months ended September 30, 2017, compared to $83.1 million for the three months ended September 30, 2016. The increase is primarily due to strategic hires and annual incentives increases.
Technology and equipment totaled $22.6 million for the three months ended September 30, 2017, compared to $19.8 million for the three months ended September 30, 2016. The increase is primarily due to increased service contracts to support bank growth.
Other expense totaled $19.9 million for the three months ended September 30, 2017, compared to $21.1 million for the three months ended September 30, 2016. The decrease is a result of numerous items, none of which were individually significant.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2017 was $490.0 million, an increase of $28.7 million, or 6.2%, compared to $461.3 million for the nine months ended September 30, 2016. The increase is primarily attributable to compensation and benefits, occupancy, and technology and equipment.
Compensation and benefits totaled $264.8 million for the nine months ended September 30, 2017, compared to $244.1 million for the nine months ended September 30, 2016. The increase is primarily due to strategic hires as well as an increase to annual merit increases and group insurance costs.
Occupancy totaled $47.0 million for the nine months ended September 30, 2017, compared to $44.9 million for the nine months ended September 30, 2016. The increase is essentially a result of charges related to banking center optimization.
Technology and equipment totaled $66.6 million for the nine months ended September 30, 2017, compared to $59.1 million for the nine months ended September 30, 2016. The increase is primarily due to increased service contracts and additional depreciation on infrastructure to support bank growth.
Income Taxes
Webster recognized income tax expense of $30.3 million and $81.3 million reflecting effective tax rates of 31.9% and 30.5% for the three and nine months ended September 30, 2017, respectively, compared to $24.4 million and $72.5 million and 32.1% and 32.7%, for the three and nine months ended September 30, 2016, respectively.
The increases in tax expense for the three and nine months ended September 30, 2017 as compared to 2016 principally reflect the higher levels of pre-tax income in 2017, while the decreases in the effective rates in those same periods principally reflect $5.9 million of excess tax benefits recognized under ASU No. 2016-09 in the nine months ended September 30, 2017, which includes $0.5 million during the three months ended September 30, 2017.
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

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, Community Banking and HSA Bank. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury unit of the Company, along with adjustments required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Commercial Banking is comprised of Commercial Banking and Private Banking operating segments.
Commercial Banking provides commercial and industrial lending and leasing, commercial real estate lending, and treasury and payment solutions. Specifically, Webster Bank deploys lending through middle market, commercial real estate, equipment financing, asset-based lending and specialty lending units. These groups utilize a relationship approach model throughout its footprint when providing lending, deposit, and cash management services to middle market companies. In addition, Commercial Banking serves as a referral source within Commercial Banking and to the other lines of business.
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients for asset management, financial planning services, trust services, loan products, and deposit products. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and/or deposit accounts which provide net interest income and other ancillary fees.
Community Banking is comprised of Personal Banking and Business Banking operating segments.
Through a distribution network, consisting of 167 banking centers and 338 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice is offered through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC. Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.
HSA Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Health savings accounts are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and retirement savings, in accordance with applicable laws. Health savings accounts are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly or through national and regional insurance carriers.
HSA Bank deposits provide long duration low-cost funding that is used to minimize the Company’s use of wholesale funding in support of the Company’s loan growth. As such, net interest income represents the difference between a funding credit allocation, reflecting the value of the duration funding, and the interest paid on deposits. In addition, non-interest revenue is generated predominantly through service fees and interchange income.
Segment Results
The 2016 segment results have been adjusted for comparability to the 2017 segment presentation for the following changes:

•
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

•
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

The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net income (loss):
Commercial Banking	$30,357	$31,555	$93,827	$80,907
Community Banking	22,778	15,121	60,176	45,325
HSA Bank	12,856	9,815	35,125	29,286
Corporate and Reconciling	(1,495)	(4,674)	(3,582)	(6,051)
Total	$64,496	$51,817	$185,546	$149,467

	At September 30, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,428,676	$8,881,322	$76,090	$7,964,094	$26,350,182
Loans and leases	9,291,257	8,155,063	101	—	17,446,421
Goodwill	—	516,560	21,813	—	538,373
Deposits	4,251,470	11,331,767	4,891,024	380,974	20,855,235
Not included in above amounts:
Assets under administration/management	1,990,988	3,231,345	1,158,601	—	6,380,934

	At December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,069,445	$8,721,046	$83,987	$8,198,051	$26,072,529
Loans and leases	9,066,905	7,959,558	125	—	17,026,588
Goodwill	—	516,560	21,813	—	538,373
Deposits	3,592,531	10,970,977	4,362,503	377,846	19,303,857
Not included in above amounts:
Assets under administration/management	1,781,840	2,980,113	878,190	—	5,640,143

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$81,925	$74,265	$239,118	$211,422
Provision for loan and lease losses	12,073	7,876	29,562	29,765
Net interest income after provision	69,852	66,389	209,556	181,657
Non-interest income	13,207	15,916	39,163	41,819
Non-interest expense	38,339	35,793	113,767	103,336
Income before income taxes	44,720	46,512	134,952	120,140
Income tax expense	14,363	14,957	41,125	39,233
Net income	$30,357	$31,555	$93,827	$80,907
Comparison to Prior Year Quarter
Net income decreased $1.2 million for the three months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $7.7 million, primarily due to loan growth and higher loan portfolio yield. The provision for loan and lease losses increased $4.2 million due, in part, to slight increases in allowance levels for certain portfolios. Non-interest income decreased $2.7 million primarily due to greater syndication fees in the year ago period. Non-interest expense increased $2.5 million, related to strategic hires and investments in product enhancements and infrastructure.
Comparison to Prior Year to Date
Net income increased $12.9 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $27.7 million, primarily due to loan growth and higher loan portfolio yield. The provision for loan and lease losses decreased $0.2 million. Non-interest income decreased $2.7 million, primarily due to greater syndication fees in the year ago period. Non-interest expense increased $10.4 million, related to strategic hires and investments in product enhancements and infrastructure.
Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At September 30, 2017	At December 31, 2016
Total assets	$9,428,676	$9,069,445
Loans and leases	9,291,257	9,066,905
Deposits	4,251,470	3,592,531
Not included in above amounts:
Assets under administration/management	1,990,988	1,781,840
Loans and leases increased $224.4 million at September 30, 2017 compared to December 31, 2016. Loan originations were $2.3 billion for the nine months ended September 30, 2017 compared to $2.1 billion for the nine months ended September 30, 2016. Management believes the reserve level is adequate to cover losses in the Commercial Banking portfolio. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report. Deposits increased $658.9 million at September 30, 2017 compared to December 31, 2016 primarily due to the acquisition of new clients and seasonality of government deposits.
Commercial Banking held approximately $356.1 million and $271.7 million in assets under administration, and $1.6 billion and $1.5 billion in assets under management, at September 30, 2017 and December 31, 2016, respectively, related to Private Bank clients.

Community Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$96,859	$91,995	$286,351	$274,186
(Benefit) provision for loan and lease losses	(1,923)	6,374	(1,662)	14,085
Net interest income after provision	98,782	85,621	288,013	260,101
Non-interest income	27,079	29,130	80,516	83,248
Non-interest expense	92,478	92,508	281,979	276,045
Income before income taxes	33,383	22,243	86,550	67,304
Income tax expense	10,605	7,122	26,374	21,979
Net income	$22,778	$15,121	$60,176	$45,325
Comparison to Prior Year Quarter
Net income increased $7.7 million for the three months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $4.9 million, primarily due to growth in both loans and deposits, coupled with improved spreads on deposits as a result of higher interest rates. The increase was partially offset by the effects of tightening spreads on the loan portfolio. A benefit in 2017 compared to a provision for loan and lease losses in 2016 resulted in a favorable impact of $8.3 million, primarily due to loan portfolio quality improvement. Non-interest income decreased $2.1 million resulting from decreases in fees from mortgage banking activities and loan servicing income. Non-interest expense was flat compared to the three months ended September 30, 2016.
Comparison to Prior Year to Date
Net income increased $14.9 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $12.2 million, primarily due to growth in both loans and deposits, coupled with improved spreads on deposits as a result of higher interest rates. The overall increase was partially offset by the effects of tightening spreads on the loan portfolio. A benefit in 2017 compared to a provision for loan and lease losses in 2016 resulted in a favorable impact of $15.7 million, primarily due to loan portfolio quality improvement. Non-interest income decreased $2.7 million, primarily due to lower fees from mortgage banking activities and client interest rate hedging activities; partially offset by increased fee income from investment management activity and deposit related service charges. Non-interest expense increased $5.9 million, primarily due to increased compensation and benefits, increased investment in technology infrastructure, charges related to banking center optimization, and net deposit fraud losses; partially offset by lower marketing, and the absence in 2017 of core deposit intangible amortization, which ended in 2016.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2017	At December 31, 2016
Total assets	$8,881,322	$8,721,046
Loans	8,155,063	7,959,558
Deposits	11,331,767	10,970,977
Not included in above amounts:
Assets under administration	3,231,345	2,980,113
Loans increased $195.5 million to $8.2 billion at September 30, 2017 compared to December 31, 2016. The net increase is related to growth in residential mortgages and business banking loans; partially offset by net decreases in the equity and unsecured personal loans portfolios. Loan originations were $1.5 billion in the nine months ended September 30, 2017 compared to $1.7 billion for the same period in 2016. Originations decreased by $127.3 million driven by less residential mortgage originations.
Deposits increased $360.8 million at September 30, 2017 compared to December 31, 2016 due to the Boston expansion and continued growth in all major deposit product types.
Additionally, investment and securities-related services had assets under administration, in its strategic partnership with LPL, which increased $251.2 million to $3.2 billion at September 30, 2017, compared to December 31, 2016.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net interest income	$26,713	$20,560	$76,339	$60,484
Non-interest income	19,371	16,900	58,392	54,969
Non-interest expense	27,222	23,021	84,211	71,966
Income before income taxes	18,862	14,439	50,520	43,487
Income tax expense	6,006	4,624	15,395	14,201
Net income	$12,856	$9,815	$35,125	$29,286
Comparison to Prior Year Quarter
Net income increased $3.0 million for the three months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $6.2 million, reflecting the growth in deposits and improved deposit spread. Non-interest income increased $2.5 million due primarily to the growth in accounts. Non-interest expense increased $4.2 million primarily as a result of account growth and continued investment in key initiatives related to continuous improvement, customer service, and expanded distribution.
Comparison to Prior Year to Date
Net income increased $5.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016. Net interest income increased $15.9 million, reflecting the growth in deposits and improved deposit spread. Non-interest income increased $3.4 million due to growth in accounts. Non-interest expense increased $12.2 million primarily due to increased compensation and benefit costs, increased processing costs in support of business growth as well as continued investment in key initiatives related to continuous improvement, customer service, and expanded distribution.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2017	At December 31, 2016
Total assets	$76,090	$83,987
Deposits	4,891,024	4,362,503
Not included in above amounts:
Assets under administration	1,158,601	878,190
Deposits increased $528.5 million at September 30, 2017 compared to December 31, 2016, driven by organic growth. HSA Bank deposits accounted for 23.5% and 22.6% of the Company’s total deposits at September 30, 2017 and December 31, 2016, respectively.
Additionally, HSA Bank had $1.2 billion in assets under administration, through linked brokerage accounts, at September 30, 2017 compared to $0.9 billion at December 31, 2016, as the number of account holders with investments continues to increase.
At September 30, 2017, there were $6.1 billion in total footings, comprised of $4.9 billion in deposit balances and $1.2 billion in assets under administration balances.
Financial Condition
Webster had total assets of $26.4 billion at September 30, 2017 and $26.1 billion at December 31, 2016. Loans and leases of $17.2 billion, net of ALLL of $201.8 million, at September 30, 2017 increased $0.4 billion compared to loans and leases of $16.8 billion, net of ALLL of $194.3 million, at December 31, 2016. Total deposits of $20.9 billion at September 30, 2017 increased $1.6 billion compared to total deposits of $19.3 billion at December 31, 2016. Interest bearing deposits increased 9.4%, during the period, due to growth in health savings and money market accounts.
At September 30, 2017, total shareholders' equity of $2.6 billion increased $111.8 million compared to total shareholders' equity of $2.5 billion at December 31, 2016. Changes in shareholders' equity for the nine months ended September 30, 2017 included increases of $185.5 million in net income and $11.0 million for share-based award activity, partially offset by $71.0 million in common dividends, $6.1 million in preferred dividends, and $20.9 million purchases of treasury stock at cost.
The quarterly cash dividend to shareholders has been increased to $0.26 per common share since April 24, 2017. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.

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
Webster maintains, through its Corporate Treasury Unit, investment securities that are primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. Held-to-maturity consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At September 30, 2017, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.1 billion and $7.2 billion at September 30, 2017 and December 31, 2016, respectively. Available-for-sale investment securities decreased by $399.9 million, primarily due to principal paydowns exceeding principal purchase activity. Held-to-maturity investment securities increased by $336.7 million, primarily due to purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the investment securities portfolio for both the nine months ended September 30, 2017 and 2016 was 2.98%.
The Company held $4.4 billion in investment securities that are in an unrealized loss position at September 30, 2017. Approximately $2.7 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.7 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $81.9 million at September 30, 2017. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these investment securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods.
The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2017				At December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$3,596	$—	$—	$3,596	$734	$—	$—	$734
Agency CMO	332,341	2,573	(3,116)	331,798	419,865	3,344	(3,503)	419,706
Agency MBS	923,819	3,214	(14,056)	912,977	969,460	4,398	(19,509)	954,349
Agency CMBS	599,165	—	(14,205)	584,960	587,776	63	(14,567)	573,272
CMBS	402,015	1,539	(121)	403,433	473,974	4,093	(702)	477,365
CLO	273,172	1,572	(161)	274,583	425,083	2,826	(519)	427,390
Trust preferred	30,463	676	(202)	30,937	30,381	—	(1,748)	28,633
Corporate debt	48,334	674	(130)	48,878	108,490	1,502	(350)	109,642
Available-for-sale	$2,612,905	$10,248	$(31,991)	$2,591,162	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$276,367	$1,138	$(3,030)	$274,475	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,549,500	24,275	(30,012)	2,543,763	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	708,229	280	(3,549)	704,960	547,726	694	(1,348)	547,072
Municipal bonds and notes	705,411	5,213	(13,150)	697,474	655,813	4,389	(25,749)	634,453
CMBS	257,361	3,394	(197)	260,558	298,538	4,107	(411)	302,234
Private Label MBS	443	2	—	445	1,677	12	—	1,689
Held-to-maturity	$4,497,311	$34,302	$(49,938)	$4,481,675	$4,160,658	$37,567	$(73,100)	$4,125,125
The benchmark 10-year U.S. Treasury rate decreased to 2.33% at September 30, 2017 from 2.45% at December 31, 2016. Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $11.0 million at September 30, 2017 and $10.8 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $563 thousand and a net loss of $183 thousand for the three months ended September 30, 2017 and 2016, respectively, and a net gain of $2.2 million and $186 thousand for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.3 million at September 30, 2017 and $5.7 million at December 31, 2016, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded a net gain of $17 thousand and $8 thousand for the three months ended September 30, 2017 and 2016, respectively, and a net gain of $44 thousand and $35 thousand for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
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
Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,473,557	25.6	$4,232,771	24.9
Consumer:
Home equity	2,304,058	13.2	2,395,483	14.1
Other consumer	247,855	1.4	274,336	1.6
Total consumer	2,551,913	14.6	2,669,819	15.7
Commercial:
Commercial non-mortgage	4,482,191	25.7	4,151,740	24.4
Asset-based	886,475	5.1	808,836	4.8
Total commercial	5,368,666	30.8	4,960,576	29.1
Commercial real estate:
Commercial real estate	4,178,424	24.0	4,141,025	24.3
Commercial construction	290,936	1.7	375,041	2.2
Total commercial real estate	4,469,360	25.7	4,516,066	26.5
Equipment financing	562,171	3.2	630,040	3.7
Net unamortized premiums	14,780	0.1	9,402	0.1
Net deferred fees	5,974	—	7,914	—
Total loans and leases	$17,446,421	100.0	$17,026,588	100.0
Total residential loans were $4.5 billion at September 30, 2017, an increase of $240.8 million from December 31, 2016. The net increase is a result of direct and correspondent originations of $632.8 million, partially offset by payments and payoffs.
Total consumer loans were $2.6 billion at September 30, 2017, a decrease of $117.9 million from December 31, 2016. The net decrease is primarily due to lower utilization of home equity lines.
Total commercial loans were $5.4 billion at September 30, 2017, an increase of $408.1 million from December 31, 2016. The net increase primarily related to originations of $1.8 billion, partially offset by payments and payoffs.
Total commercial real estate loans were $4.5 billion at September 30, 2017, a decrease of $46.7 million from December 31, 2016. The net decrease is a result of originations of $570.2 million, more than offset by payments and payoffs.
Equipment financing loans and leases were $562.2 million at September 30, 2017, a decrease of $67.9 million from December 31, 2016. The net decrease was primarily related to scheduled amortization and higher prepayments, partially offset by originations of $96.3 million.

Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and management of loan and lease performance. Loans and leases, particularly where a heightened risk of loss has been identified, are regularly monitored to mitigate further deterioration which could potentially impact key measures of asset quality in future periods. Past due loans and leases, non-performing assets, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At September 30, 2017	At December 31, 2016
Non-performing loans and leases as a percentage of loans and leases	0.94%	0.79%
Non-performing assets as a percentage of loans and leases plus OREO	0.97	0.81
Non-performing assets as a percentage of total assets	0.64	0.53
Loans and leases over 30 days past due and accruing income as a percentage of loans and leases	0.19	0.25
ALLL as a percentage of non-performing loans and leases	123.32	144.98
ALLL as a percentage of loans and leases	1.16	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.16	0.23
Ratio of ALLL to net charge-offs (1)	7.41x	5.25x

(1)	Calculated for the September 30, 2017 period based on the year-to-date net charge-offs, annualized.
Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for;

•
commercial, commercial real estate, and equipment financing are performing loans and leases with a well defined weakness that jeopardizes the full repayment of the debt where there is also information which causes management to have serious concern about the ability of a borrower to comply with the present repayment terms in the future, and

•	residential and consumer are performing loans with a delinquency migration that approaches a period which would historically result in non-accrual status.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and TDRs. Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. In addition to loans and leases past due 90 days or more and accruing and TDRs, which are contained elsewhere within this section, the Company had potential problem loans and leases of $239.6 million at September 30, 2017 compared to $263.3 million at December 31, 2016.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$11,700	0.26	$11,202	0.26
Consumer:
Home equity	12,268	0.53	14,578	0.61
Other consumer	3,674	1.48	3,715	1.35
Commercial non-mortgage	2,302	0.05	1,949	0.05
Commercial real estate	1,783	0.04	8,173	0.20
Equipment financing	867	0.15	1,596	0.25
Loans and leases past due 30-89 days	32,594	0.19	41,213	0.24
Loans and leases past due 90 days and accruing (2)	934	0.02	749	0.02
Total	$33,528	0.19	$41,962	0.25
Deferred costs and unamortized premiums	75		86
Total loans and leases over 30 days past due and accruing income	$33,603		$42,048

(1)
Represents the principal balance of loans and leases over 30 days past due and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

(2)	Loans and leases past due 90 days and accruing was exclusively commercial non-mortgage for the periods presented.

The balance of loans and leases past due 30 days or more and accruing income decreased $8.4 million at September 30, 2017 compared to December 31, 2016 and was centered in commercial real estate and consumer home equity. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases declined to 0.19% at September 30, 2017 as compared to 0.25% at December 31, 2016.
Non-performing Assets
The following table provides information regarding non-performing assets:

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$45,597	1.02	$47,201	1.12
Consumer:
Home equity	37,057	1.61	35,875	1.50
Other consumer	1,858	0.75	1,663	0.61
Total consumer	38,915	1.52	37,538	1.41
Commercial:
Commercial non-mortgage	58,942	1.32	38,550	0.93
Asset-based loans	8,558	0.97	—	—
Total commercial	67,500	1.26	38,550	0.78
Commercial real estate:
Commercial real estate	10,590	0.25	9,859	0.24
Commercial construction	476	0.16	662	0.18
Total commercial real estate	11,066	0.25	10,521	0.23
Equipment financing	570	0.10	225	0.04
Total non-accrual loans and leases	163,648	0.94	134,035	0.79
Deferred costs and unamortized premiums	115		(219)
Total recorded investment in non-accrual loans and leases (2)	$163,763		$133,816

Total non-accrual loans and leases	$163,648		$134,035
Foreclosed and repossessed assets:
Residential and consumer	4,986		3,911
Commercial and equipment financing	328		—
Total foreclosed and repossessed assets	$5,314		$3,911
Total non-performing assets	$168,962		$137,946

(1)
Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

(2)	Includes non-accrual TDRs of $82.6 million at September 30, 2017 and $75.7 million at December 31, 2016.
Non-performing assets increased $31.0 million at September 30, 2017 compared to December 31, 2016. The increase in non-performing assets at September 30, 2017 is primarily due to three middle market loans that were moved to non-accrual during the year and are being actively monitored and managed, with appropriate reserves established at the time of move to non-accrual. As a result, overall non-performing assets as a percentage of total assets increased to 0.64% at September 30, 2017 as compared to 0.53% at December 31, 2016.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2017	2016
Beginning balance	$134,035	$139,941
Additions	104,693	73,990
Paydowns/draws	(48,187)	(46,778)
Charge-offs	(21,002)	(32,999)
Other reductions	(5,891)	(5,936)
Ending balance	$163,648	$128,218

Impaired Loans and Leases
Loans are considered impaired when it becomes probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing, all TDRs, and all loans that have had a partial charge-off are evaluated individually for impairment.
To the extent that an impaired loan or lease balance is collateral dependent, the Company evaluates the fair value of the collateral. Impairment is calculated as the excess of the present value of estimated future cash flows using the original interest rate of the loan, or at the fair value of collateral, less estimated selling costs and other customized discounting criteria.
For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months. Fair value is also reassessed, with any excess amount charged off, for consumer loans that reach 180 days past due in accordance with Federal Financial Institutions Examination Council guidelines. For commercial, commercial real estate, and equipment financing collateral dependent loans and leases, The Company's impairment process requires obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods, when determining the fair value of the collateral. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified reviewer reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
A fair value shortfall is recorded as an impairment reserve, thereby increasing the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment reserves may be recorded to reflect the particular situation. Any impaired loan for which no specific valuation allowance was necessary is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At September 30, 2017, there were 1,612 impaired loans and leases with a recorded investment balance of $270.2 million, which included loans and leases of $167.8 million with an impairment allowance of $17.8 million. This compares to 1,635 impaired loans and leases with a recorded investment balance of $249.4 million, which included loans and leases of $152.6 million, with an impairment allowance of $18.6 million at December 31, 2016. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Common modifications include material changes in covenants, pricing, and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus, impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, a TDR is classified as an impaired loan and reported as a TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

The following tables provide information for TDRs:

	Nine months ended September 30,
(In thousands)	2017	2016
Beginning balance	$223,528	$272,690
Additions	25,604	32,996
Paydowns/draws	(25,277)	(49,906)
Charge-offs	(2,999)	(17,927)
Transfers to OREO	(2,506)	(1,853)
Ending balance	$218,350	$236,000

(In thousands)	At September 30, 2017	At December 31, 2016
Accrual status	$135,774	$147,809
Non-accrual status	82,576	75,719
Total recorded investment of TDRs	$218,350	$223,528
Specific reserves for TDRs included in the balance of ALLL	$11,837	$14,583
Additional funds committed to borrowers in TDR status	3,944	459
Overall, TDR balances decreased $5.2 million at September 30, 2017 compared to December 31, 2016. The September 30, 2017 specific reserves for TDRs declined from year end, and reflects management’s current assessment of reserve requirements.
Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at September 30, 2017.
The Company’s methodology for assessing an appropriate level of the ALLL includes three key elements:

•
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or lease, except that as a practical expedient, impairment may be measured based on a loan or lease's observable market price, or the fair value of the collateral, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral. The Company considers the pertinent facts and circumstances for each impaired loan or lease when selecting the appropriate method to measure impairment and evaluates, on a quarterly basis, each selection to ensure its continued appropriateness.

•
Loans and leases that are not considered impaired and have similar risk characteristics, are segmented into homogeneous pools and modeled using quantitative methods. The Company's loss estimate for its commercial portfolios utilizes an expected loss methodology that is based on PG and LGD models. The PD and LGD models are based on borrower and facility risk ratings assigned to each loan and are updated throughout the year as a borrower's financial condition changes. PD and LGD models are derived using the Company's portfolio specific historic data and are refreshed annually. Residential and consumer portfolio loss estimates are based on roll rate models that utilize the Company's historic delinquency and default data. For each segmentation the loss estimates incorporate a LEP model which represents an amount of time between when a loss event first occurs to when it is charged-off. An LEP is determined for each loan type based on the Company's historical experience and is reassessed at least annually.

•
The Company also considers qualitative factors, consistent with interagency regulatory guidance, that are not explicitly factored in the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio.

At September 30, 2017 the ALLL was $201.8 million compared to $194.3 million at December 31, 2016. The increase of $7.5 million in the reserve at September 30, 2017 compared to December 31, 2016 is primarily due to growth in both commercial banking and community banking portfolios and increased reserves for certain impaired loans. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, increased to 1.16% at September 30, 2017 from 1.14% at December 31, 2016, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 123.32% at September 30, 2017 from 144.98% at December 31, 2016.
The following table provides an allocation of the ALLL by portfolio segment:

	At September 30, 2017		At December 31, 2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$17,774	0.40	$23,226	0.55
Consumer	38,144	1.49	45,233	1.68
Commercial	89,594	1.68	71,905	1.46
Commercial real estate	49,534	1.11	47,477	1.05
Equipment financing	6,757	1.19	6,479	1.02
Total ALLL	$201,803	1.16	$194,320	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$199,578	$180,428	$194,320	$174,990
Provision	10,150	14,250	27,900	43,850
Charge-offs:
Residential	(585)	(1,304)	(1,940)	(3,536)
Consumer	(6,197)	(5,259)	(18,273)	(14,236)
Commercial	(3,002)	(2,561)	(5,321)	(17,294)
Commercial real estate	(749)	—	(951)	(2,521)
Equipment financing	(121)	(300)	(425)	(521)
Total charge-offs	(10,654)	(9,424)	(26,910)	(38,108)
Recoveries:
Residential	280	554	924	1,408
Consumer	1,894	1,313	4,337	3,721
Commercial	466	370	1,105	1,143
Commercial real estate	10	194	21	480
Equipment financing	79	240	106	441
Total recoveries	2,729	2,671	6,493	7,193
Net charge-offs	(7,925)	(6,753)	(20,417)	(30,915)
Ending balance	$201,803	$187,925	$201,803	$187,925

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$305	0.03	$750	0.07	$1,016	0.03	$2,128	0.07
Consumer	4,303	0.67	3,946	0.58	13,936	0.71	10,515	0.51
Commercial	2,536	0.19	2,191	0.19	4,216	0.11	16,151	0.48
Commercial real estate	739	0.07	(194)	(0.02)	930	0.03	2,041	0.07
Equipment financing	42	0.03	60	0.04	319	0.07	80	0.02
Net charge-offs	$7,925	0.18	$6,753	0.16	$20,417	0.16	$30,915	0.26

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $1.2 million and decreased $10.5 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease for nine months period is primarily due to improved asset quality in commercial loans. Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.
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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. The FHLB recently has initiated a process to redeem the holdings of its member banks in excess of their membership and activity requirements, based on current conditions. As a result, Webster Bank held $85.6 million of FHLB capital stock at September 30, 2017 compared to $143.9 million at December 31, 2016, for its membership and for outstanding advances and other extensions of credit. On August 2, 2017, the FHLB paid a cash dividend equal to an annual yield of 4.22%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2017 and December 31, 2016, Webster Bank held $50.7 million of FRB capital stock. Beginning in 2016, the semi-annual dividend payment from the FRB will be calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $20.9 billion at September 30, 2017 compared to $19.3 billion at December 31, 2016. The increase is predominately related to an increase in health savings accounts of $0.5 billion and an increase in money market accounts of $0.6 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At September 30, 2017 and December 31, 2016, FHLB advances totaled $1.5 billion and $2.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.7 billion at September 30, 2017 compared to approximately $1.2 billion at December 31, 2016. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.5 billion at September 30, 2017 and $0.6 billion at December 31, 2016. In addition, unpledged investment securities of $4.3 billion at September 30, 2017 could have been used to increase borrowing capacity by approximately $3.8 billion at the FHLB or approximately $3.8 billion at the FRB, or alternatively used for collateral on other borrowings, such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $2.6 billion at September 30, 2017 compared to $4.0 billion at December 31, 2016. Borrowings represented 10.0% and 15.4% of total assets at September 30, 2017 and December 31, 2016, respectively. The reduction in borrowings was primarily related to FHLB advances maturing within one year. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $300.3 million for the nine months ended September 30, 2017 as compared to $187.6 million for the nine months ended September 30, 2016. The increase is significantly a result of derivative activity and, to a lesser extent, mortgage banking activities.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $80 million in dividends to the Holding Company during the nine months ended September 30, 2017. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which is described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2016 Form 10-K. At September 30, 2017, there was $328.8 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $3.9 million of remaining repurchase authority at September 30, 2017. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2017, a total of 389,952 shares of common stock were repurchased for approximately $20.9 million, of which 222,000 shares were purchased under the common stock repurchase program at a cost of approximately $11.6 million, and 167,952 shares were purchased, at market prices, related to stock compensation plan activity for a cost of approximately $9.3 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 83.7% and 88.2% at September 30, 2017 and December 31, 2016, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2017. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2017, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the nine months ended September 30, 2017, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board of Director approved risk limits. The Board of Directors sets the policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 basis points as well as twist shocks of plus and minus 50 and 100 basis points. Economic value, or equity at risk, limits are set for parallel shocks in interest rates of plus and minus 100 and 200 basis points. Based on the near historic lows in short-term interest rates, the declining interest rate scenarios of minus 100 basis points or more for both earnings at risk and equity at risk were temporarily suspended per ALCO policy. Effective with September 30, 2017, these scenarios were re-instituted. The results of the re-instituted minus 100 basis point scenario is outside of the established interest rate risk limit due to the impact of deposit floors. Due to the low probability of occurrence and the current level of rates, the Board of Directors has approved a temporary exception to policy. ALCO also regularly reviews earnings at risk scenarios for customized changes in rates, as well as longer-term scenarios of up to four years in the future.
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
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a Collateralized Mortgage Obligation database. Instruments with explicit options such as caps, floors, puts and calls, and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in low rate environments. Floating-rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor there is a limit on how low the interest rate can fall. As market rates rise, however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Implicit floors on deposits are modeled based upon historical data. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

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
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting September 30, 2017 and December 31, 2016, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2017	N/A	(6.1)%	3.5%	6.5%
December 31, 2016	N/A	N/A	2.4%	4.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting September 30, 2017 and December 31, 2016, might have on Webster’s PPNR for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2017	N/A	(11.9)%	5.5%	10.7%
December 31, 2016	N/A	N/A	2.9%	6.3%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2017 and December 31, 2016 assumed a Fed Funds rate of 1.25% and 0.75% respectively. Asset sensitivity for both NII and PPNR on September 30, 2017 was higher as compared to December 31, 2016, primarily due to growth in deposits, mainly health savings accounts, a reduction in borrowings and loans moving further away from floors.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting September 30, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2017	(8.6)%	(4.3)%	2.0%	3.9%	(4.1)%	(1.8)%	1.4%	2.6%
December 31, 2016	N/A	N/A	1.2%	2.3%	(3.8)%	(1.6)%	1.3%	2.3%

The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2017	(16.3)%	(8.0)%	3.2%	6.3%	(6.3)%	(2.7)%	2.3%	4.5%
December 31, 2016	N/A	N/A	1.4%	2.7%	(5.6)%	(2.1)%	1.7%	3.7%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR increased from December 31, 2016 due to higher forecasted health savings accounts balances, a reduction in borrowings and greater distance from loan floors. Sensitivity to decreases in the short end of the yield curve for NII and PPNR are much greater than sensitivity for increases due to the assumption of deposit floors. Sensitivity to both increases and decreases in the long end of the yield curve was essentially unchanged from December 31, 2016 in both NII and PPNR.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2017 and December 31, 2016 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
September 30, 2017
Assets	$26,350,182	$25,811,516	$518,087	$(631,956)
Liabilities	23,711,395	22,630,383	741,133	(633,646)
Net	$2,638,787	$3,181,133	$(223,046)	$1,690
Net change as % base net economic value			(7.0)%	0.1%

December 31, 2016
Assets	$26,072,529	$25,527,648	N/A	$(633,934)
Liabilities	23,545,517	22,650,967	N/A	(555,854)
Net	$2,527,012	$2,876,681	N/A	$(78,080)
Net change as % base net economic value			N/A	(2.7)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.9 years at September 30, 2017. At December 31, 2016, the duration gap was negative 0.4 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the increase in health savings accounts and demand deposit balances as of September 30, 2017.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2017 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.

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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2017 as a result of an identified material weakness, as described in the Company's 2016 Form 10-K, resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented. The Company's remediation efforts related to this material weakness are ongoing.
During the quarter ended September 30, 2017, the company implemented a new accounting system which streamlines trade input and valuation activities related to its investment securities and derivative portfolios. The change in how transactions are processed has further enhanced process controls and procedures. In addition, as further described below, the Company continued to enhance its control environment in connection with its allowance for loan and lease loss process. Excluding these changes, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including changes to personnel responsible for the allowance for loan loss process, strengthening the design of the ALLL internal controls and enhancing communication protocols. The Company has engaged the use of a third party expert to test the operating effectiveness of the ALLL internal control environment. As of the date of this filing, the Company has not concluded that the material weakness has been fully remediated.

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
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2017, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
July 1-31, 2017	128,464	$52.22	128,238	$8,792,599	—	$—
August 1-31, 2017	93,762	52.14	93,762	3,903,923	—	—
September 1-30, 2017	—	—	—	3,903,923	—	—
Total	222,226	52.18	222,000	3,903,923	—	—

(1)
The maximum dollar amount available for repurchase under the plans or programs, at September 30, 2017, in the table above, reflects the amount remaining under the common stock repurchase program authorized by the Company's Board of Directors on December 6, 2012. In addition, on October 24, 2017, the Company's Board of Directors approved a new common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. Both programs will remain in effect until fully utilized or until modified, superseded, or terminated.

Of the total number of shares purchased during the three months ended September 30, 2017, 226 shares were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 6, 2017	By:	/s/ James C. Smith
James C. Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2017	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.1 *	Retirement and Advisory Services Agreement, dated as of September 17, 2017, by and between Webster Financial Corporation and James C. Smith		8-K	10.1	9/19/2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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