Form 10-K
period 2017-12-31
WEBSTER FINANCIAL CORP
filed 2018-03-01
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2017
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
(Address and zip code of principal executive offices)
Registrant's telephone number, including area code: (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Depository Shares, each representing 1/1000th interest in a share of 5.25% Series F Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes    ☑ No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $4.7 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of February 16, 2018 was 92,111,033.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on April 26, 2018.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects," "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates," and similar references to future periods; however, such words are not the exclusive means of identifying such statements.
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

•
the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance and healthcare) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the final rules establishing a new comprehensive capital framework for U.S. banking organizations (Capital Rules), and the Tax Cuts and Jobs Act of 2017 (Tax Act);

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (FASB) and other accounting standard setters;

•
the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and

•	our success at assessing and managing the risks involved in the foregoing items.
Any forward-looking statements made by Webster Financial Corporation (the Company) in this Annual Report on Form 10-K speaks only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CRA	Community Reinvestment Act of 1977
DIF	Federal Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred tax asset
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
QM	Qualified mortgage
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
UTB	Unrecognized tax benefit
UTP	Uncertain tax position
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART 1
ITEM 1. BUSINESS
Company Overview
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. Its principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank).
At December 31, 2017, Webster had assets of $26.5 billion, net loans and leases of $17.3 billion, deposits of $21.0 billion, and shareholders' equity of $2.7 billion.
At December 31, 2017, Webster had 3,302 full-time equivalent employees. Webster provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance, and short-term and long-term disability coverage.
Webster Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol WBS. Webster's internet address is www.websterbank.com and investor relations internet address is www.wbst.com. Webster makes available free of charge on these websites its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (SEC). These documents are also available to the public on the Internet at the SEC's website at www.sec.gov. Information on Webster’s website and the investor relations website is not incorporated by reference into this report.
References in this report to Webster, the Company, we, our, or us, mean Webster Financial Corporation and its consolidated subsidiaries.
Business Segments
The Company delivers a wide range of banking, investment, and financial services to businesses and individuals through three reportable segments - Commercial Banking, HSA Bank, a division of Webster Bank, National Association (HSA Bank), and Community Banking.
Commercial Banking provides lending, deposit, and treasury and payment solutions with a focus on building relationships with companies that have annual revenues greater than $25 million, primarily within our Northeast footprint. Commercial Banking is comprised of the following:

•	Middle Market delivers a full array of financial services to a diversified group of companies, leveraging industry specialization and delivering competitive products and services.

•
Commercial Real Estate provides financing for the acquisition, development, construction, or refinancing of commercial real estate for which the property is the primary security for the loan and income generated from the property is the primary repayment source.

•
Webster Business Credit Corporation is the asset-based lending subsidiary of Webster Bank and is one of the top 25 asset-based lenders in the U.S. Webster Business Credit Corporation builds relationships with growing middle market companies by financing core working capital and import financing needs primarily with revolving credit facilities with advance rates against accounts receivable and inventory.

•
Webster Capital Finance is the equipment finance subsidiary of Webster Bank. Webster Capital Finance offers small to mid-ticket financing for critical equipment with specialties in construction, transportation, environmental and manufacturing equipment. Webster Capital Finance lends primarily in the eastern half of the U.S. and in other select markets

•
Treasury and Payment Solutions delivers a broad range of deposit, lending, treasury, and trade services via a dedicated team of treasury professionals and local commercial bankers. Treasury and Payment Solutions is comprised of Government and Institutional Banking, Cash Management Sales and Product Management to deliver holistic solutions to Webster’s increasingly sophisticated business and institutional clients.

HSA Bank is a leading bank administrator of health savings accounts based on assets under administration. With a focus on health savings accounts, HSA Bank also delivers health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states. Health savings accounts are distributed nationwide directly to employers and individual consumers as well as through national and regional insurance carriers, benefit consultants and financial advisors. At December 31, 2017, HSA Bank held almost 2.5 million accounts encompassing more than $6.3 billion in health savings account deposits and linked investments.

Community Banking serves consumers and business banking customers primarily throughout southern New England and into Westchester County, NY. Community Banking is comprised of personal and business banking, as well as a distribution network consisting of 167 banking centers, 334 ATMs, a customer care center, and a full range of web and mobile based banking services.

•
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice is offered through a strategic partnership with LPL Financial Holdings Inc. (LPL), a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (FINRA), and a member of the Securities Investor Protection Corporation (SIPC). Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.

•
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.

Additional information relating to our business segments is included under the caption "Segment Reporting" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, while financial and other information is included within Note 19: Segment Reporting in the Notes to Consolidated Financial Statements contained elsewhere in this report, both of which are incorporated herein by reference.
Subsidiaries of Webster Financial Corporation
Webster Financial Corporation's direct consolidated subsidiaries include Webster Bank, Webster Wealth Advisors, Inc., and Webster Licensing, LLC. Additionally, Webster Financial Corporation (Holding Company) owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued, and may in the future issue, trust preferred securities.
Webster Bank offers its wide range of financial services to individuals, families and businesses. Through its HSA Bank division, Webster Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC, Webster Bank offers investment and securities-related services.
Webster Bank's significant direct subsidiaries include; Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank; Webster Business Credit Corporation, which offers asset-based lending services; and Webster Capital Finance, Inc., which offers equipment financing for end users of equipment. Webster Bank also has various other subsidiaries that are not significant to the consolidated group.
Competition
Webster is subject to strong competition from banks, thrifts, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, e-commerce and other internet-based companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank entities, greater technological developments in the industry, and continued bank regulatory reforms.
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
Supervision and Regulation
Webster and its bank and non-bank subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the Federal Deposit Insurance Fund (DIF), and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies. Set forth below is a summary of the significant laws and regulations applicable to Webster and its bank and non-bank subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to Webster and its bank and non-bank subsidiaries could have a material effect on the results of the Company.

Webster Financial Corporation is a separate and distinct legal entity from Webster Bank and its other subsidiaries. As a registered bank holding company and a financial holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System, and is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act). Webster is under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is subject to the rules for companies listed on the New York Stock Exchange. In addition, the Consumer Financial Protection Bureau (CFPB) supervises Webster for compliance with federal consumer financial protection laws. Webster also is subject to oversight by state attorneys general for compliance with state consumer protection laws. Webster's non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the Federal Reserve System.
Webster Bank is organized as a national banking association under the National Bank Act. Webster Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (OCC) as its primary federal regulator, as well as by the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. Webster Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.
The Dodd-Frank Act significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies. While the current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising, and perhaps repealing portions of the Dodd-Frank Act and certain of its implementing regulations, it is not clear whether any such legislation or regulatory changes will be enacted or, if enacted, what the effect would be on Webster or Webster Bank.
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
Mergers and Acquisitions
The BHC Act, the Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHC Act requires the prior Federal Reserve System approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company.  Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days prior notice and receiving a non-objection from the appropriate federal banking agency.
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions.  In reviewing applications seeking approval of merger or purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banks, the applicant's performance record under the Community Reinvestment Act of 1977 (CRA), and the effectiveness of the merging banks in combating money laundering.
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations. Certain of these standards are applicable to banking organizations over $10 billion, including Webster Financial Corporation and Webster Bank. Additionally, the FDIC, the OCC, and the Federal Reserve System issued separate but similar rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets, which includes Webster Financial Corporation and Webster Bank, to conduct an annual company-run stress test. Annual company-run stress tests are conducted for the Holding Company and Webster Bank, as required by the Dodd-Frank Act. Webster publicly disclosed its most recent company-run capital stress test results on October 17, 2017.
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

Debit Card Interchange Fees
The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction, with regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Under the Federal Reserve System's approved final debit card interchange rule pursuant to the Dodd-Frank Act, an issuer's base fee is capped at 21 cents per transaction and allows for an additional amount equal to 5 basis points of the transaction's value. The Federal Reserve System separately issued a final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.
Identity Theft
The SEC and the Commodity Futures Trading Commission (CFTC) jointly issued final rules and guidelines implementing provisions of the Dodd-Frank Act which require certain regulated entities to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the SEC or the CFTC, to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved by its Board of Directors, in compliance with these requirements.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster and Webster Bank, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The Federal Reserve approved Webster's illiquid funds extension request, thereby providing Webster with up to five additional years, to July 21, 2022, to bring such holdings into compliance with the Volcker Rule.
Derivatives Regulation
Title VII of the Dodd-Frank Act imposes requirements related to over-the-counter derivatives. Key provisions of the Title VII regulation are implemented by the CFTC. Among other things, the CFTC's rules apply to swap dealers, major swap participants and commercial entities that enter into OTC derivatives transactions to hedge or mitigate risk. Under rules and guidance of the CFTC, end users are subject to a wide range of requirements including capital, margining, clearing, documentation, reporting, eligibility and business conduct requirements. The Company complies with all aspects of the Title VII regulation that impact derivative activities, including interest rate risk hedges and its customer loan hedge program.
Dividends
The principal source of the Holding Company's liquidity is dividends from Webster Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in a year would exceed the sum of its net income for that year and its undistributed net income for the preceding two years, less any required transfers to surplus. Federal law also prohibits a national bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of allowance for loan and lease losses (ALLL). Webster Bank paid the Holding Company $120.0 million in dividends during the year ended December 31, 2017, and $368.8 million of undistributed net income available for the payment of dividends remained at December 31, 2017.
In addition, Webster Financial Corporation and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal banking agency authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. The regulations require that Webster maintain cash reserves against aggregate transaction accounts in excess of the exempt amount of $15.5 million at December 31, 2017. Amounts greater than $15.5 million up to and including $115.1 million have a reserve requirement of 3%. Amounts in excess of $115.1 million have a reserve requirement of 10%. Webster Bank is in compliance with these cash reserve requirements.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the Federal Reserve Bank (FRB) of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in FRB of Boston stock of $50.7 million at December 31, 2017. The FRBs pay a semi-annual dividend, to member banks with total assets greater than $10 billion, equal to the lesser of 6% or the high yield of the 10-year Treasury note auctioned at the last auction prior to the dividend payment date. For the semi-annual period ended December 31, 2017, the FRB of Boston declared a cash dividend equal to an annual yield of 2.384%.
Federal Home Loan Bank System
The Federal Home Loan Bank (FHLB) System provides a central credit facility for member institutions. Webster Bank is a member of the FHLB of Boston. Webster Bank (the Bank) is required to purchase and hold shares of capital stock in the FHLB for both membership and activity-based purposes. The capital stock requirement includes an amount equal to 0.35% of the aggregate principal amount of the Bank's unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million, and also an amount based on its FHLB advances, which totaled approximately $1.7 billion at December 31, 2017, that vary from 3.0% to 4.5% depending on the maturities of those advances. The FHLB recently initiated a process, based on current conditions, to redeem the holdings of its member banks in excess of their membership and activity-based requirements. Webster Bank was in compliance with these requirements, with a total investment in FHLB stock of $100.9 million at December 31, 2017. On November 2, 2017, the FHLB paid a quarterly cash dividend equal to an annual yield of 4.33%.
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
Capital Adequacy
The capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision (BASEL III) adopted by the Federal Reserve System, the OCC, and the FDIC generally implement the capital framework for strengthening international capital standards. The Capital Rules define the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.
The Capital Rules: (i) include the capital measure Common Equity Tier 1, defined by Basel III capital rules (CET1 capital) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 capital and additional Tier 1 capital instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expand the scope of deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including Webster, the most common form of additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and the qualifying portion of allowance for loan and lease losses, in each case, subject to specific requirements of the Capital Rules.
Pursuant to the Capital Rules, the minimum capital ratios are: (i) CET1 to risk-weighted assets of at least 4.5%; (ii) Tier 1 capital to risk-weighted assets of at least 6.0%; (iii) Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%; and Tier 1 capital to adjusted, as defined, quarterly average consolidated assets (called leverage ratio) of at least 4.0%.

The Capital Rules also include a capital conservation buffer, composed entirely of CET1 capital, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. When fully phased-in on January 1, 2019, the capital standards applicable to Webster and Webster Bank will include an additional capital conservation buffer of 2.5% of CET1 capital, effectively resulting in minimum ratios inclusive of the capital conservation buffer of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing assets, deferred tax assets (DTAs), and significant investments in non-consolidated financial institutions be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items, in the aggregate, exceed 15% of CET1 capital.
The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in Tier 1 capital of bank holding companies, subject to phase-out for bank holding companies, such as Webster Financial Corporation, that had $15 billion or more in total consolidated assets as of December 31, 2009. The Company has excluded trust preferred securities from Tier 1 capital since 2016.
Implementation of the deductions and other adjustments to CET1 capital began on January 1, 2015 and was being phased in over a 4-year period. The transition provisions applicable during 2017 under the banking agencies' regulatory capital rules have been extended indefinitely for certain regulatory capital deductions and risk weight requirements. In addition, implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
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
For purposes of prompt corrective action, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) under-capitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly under-capitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (v) critically under-capitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%.
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

Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (FRA) and implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
Further, Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders or insiders. Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or operations.
The ability-to-repay provision of the Truth in Lending Act requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the qualified mortgage provisions of the Truth in Lending Act, commonly known as the qualified mortgage (QM) Rule, loans meeting the definition of qualified mortgage are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting QM requirements and a refutable presumption for higher-priced/subprime loans meeting QM requirements. The QM definition incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA, and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The CFPB is expected to continue to issue and amend rules implementing the consumer financial protection laws, which may impact Webster Bank's operations.
Financial Privacy and Data Security
Webster is subject to federal laws, including the Gramm-Leach-Bliley Act and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated financial institutions. These provisions require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations.
The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.  Further, pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their non-public personal information.

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
Federal Deposit Insurance
The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. The risk matrix utilizes different risk categories distinguished by capital levels. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. FDIC deposit insurance expense includes deposit insurance assessments and Fair Isaac Corporation (FICO) assessments related to outstanding FICO bonds.
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
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA, as implemented by OCC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The OCC examines Webster Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster Financial Corporation. Webster Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank's latest OCC CRA rating was Satisfactory.

USA PATRIOT Act
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.
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
Future Legislative Initiatives
Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.
Risk Management Framework
Webster takes a comprehensive approach to risk management with a defined enterprise risk management framework which provides a structured approach for identifying, assessing and managing risks across the Company in a coordinated manner, including strategic, reputational, credit, market, liquidity, capital, and operational and compliance risks as discussed in detail in the sections below.
The enterprise risk management framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain Webster's risk profile consistent with its risk strategy and appetite.
The enterprise risk management framework includes an articulated risk appetite statement approved annually by the Board of Directors. The risk appetite statement is supported by board and business level scorecards with defined risk tolerance limits to ensure that Webster maintains an acceptable risk profile by providing a common framework and a comparable set of measures to indicate the level of risk that the Company is willing to accept. The risk appetite is refreshed annually in conjunction with the strategic plan to align risk appetite with Webster's strategy and financial plan.

Webster promotes proactive risk management by all Webster employees and clear ownership and accountability across three lines of defense to enable an effective and credible challenge in line with Webster's strong risk culture. Employees in each line of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. Risk and enterprise support functions, for example third party risk management and legal departments, serve as the second line of defense and are responsible for providing guidance, oversight and challenge to the first line of defense. Internal Audit and Credit Risk Review, both of which are independent of management, serve as the third line of defense and ensure, through review and testing, that appropriate risk management controls, processes and systems are in place and functioning effectively.
The Risk Committee of the Board of Directors, comprised of independent directors, oversees all of Webster's risk-related matters and provides input and guidance to the Board of Directors and the executive team, as appropriate. Webster's Enterprise Risk Management Committee, which reports directly to the Risk Committee of the Board of Directors, is chaired by the Chief Risk Officer and is comprised of Webster's executive management and senior risk officers.
The Chief Risk Officer is responsible for establishing and maintaining Webster's enterprise risk management framework and overseeing credit risk, operational and compliance risk, Bank Secrecy Act compliance and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity, and capital risk management activities.
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
As part of credit risk management governance, Webster established a Credit Risk Management Committee that meets regularly to review key credit risk topics, issues, and policies. The Credit Risk Management Committee reviews Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The Credit Risk Management Committee is chaired by the Chief Credit Officer and includes senior managers responsible for lending as well as senior managers from the credit risk management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the Enterprise Risk Management Committee (ERMC) and Risk Committee of the Board of Directors.
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
Operational and Compliance Risks
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, such as fraud, cyber-attacks, or natural disasters. The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Compliance risk represents the risk of non-adherence to applicable laws and regulations, including fines penalties and reputation damage. Specific programs and functions have been implemented to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, analytical and forecasting models, and new products and services.
Webster's Operational Risk Management Committee, which consists of senior risk officers and senior managers responsible for operational and compliance risk management across the Company, periodically reviews the aforementioned programs, as well as key operational risk trends, issues, and mitigation activities. The Director of Operating Risk Management chairs the Operational Risk Management Committee and is responsible for overseeing the development and implementation of Webster's operational risk management framework.

Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Webster's interest rate sensitivity is monitored on an ongoing basis by its Asset/Liability Committee (ALCO). The primary goal of ALCO is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments, subject to Board approved risk limits. ALCO is chaired by Webster's Corporate Treasurer and members include the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. ALCO activities and findings are regularly reported to the ERMC and Risk Committee of the Board of Directors.
Liquidity Risk
Liquidity risk refers to the ability to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at an acceptable cost. Liquidity management for Webster Bank involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Sources of funds include deposits, borrowings, or sales of assets such as unencumbered investment securities.
The Holding Company requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from Webster Bank, income from investment securities, the issuance of equity, and debt in the capital markets.
Both the Holding Company and Webster Bank maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the ERMC and Risk Committee of the Board of Directors.
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
Internal Audit
Internal Audit provides an independent, objective assurance and advisory services by testing and evaluating the design and operating effectiveness of internal controls throughout Webster. This evaluation function brings a systematic and disciplined approach to enhancing the effectiveness of Webster's governance, risk management, and internal control processes.
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
Additional information on risks and uncertainties and additional factors that could affect the Company's results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2017, and in other reports Webster Financial Corporation files with the SEC.

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

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies; and

•	the effects of recent and proposed changes in laws such as the Tax Act.
The business environment in the U.S. has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Difficult economic conditions could adversely affect our business, results of operations and financial condition.
Changes in local economic conditions could adversely affect our business.
A significant percentage of our loans are secured by real estate, primarily across the Northeast. Our success depends in part upon economic conditions in Southern New England and our other geographic markets. Adverse changes in such local markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase problem loans and charges-offs, and otherwise negatively affect our performance and financial condition.
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
Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we were not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin would decline.
Our stock price can be volatile.
Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in operating results;

•	changes in recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services and healthcare industries;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	additional investments from third parties;

•	issuance of additional shares of stock;

•	changes in government regulations or actions by government regulators; and

•	geo-political conditions such as acts or threats of terrorism or military conflicts.
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
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. Additionally, recent changes to the legal and regulatory framework governing our operation, including the continued implementation of Dodd-Frank Act have and will continue to affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act imposed additional regulatory obligations and increased scrutiny from federal banking agencies. In general, federal banking agencies have increased their focus on risk management and compliance with consumer financial protection obligations, and we expect this focus to continue. Additional compliance requirements are likely and can be costly to implement. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
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
Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. The Tax Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation reduced the federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, changes in interpretations, guidance or regulations that may be promulgated, or actions that we may take as a result of the Tax Act could negatively impact our business. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our financial performance and the economy as a whole.
Risks Relating to the Competitive Environment in Which We Operate
We operate in a highly competitive industry and market area. If we fail to compete effectively, our financial condition and results of operations may be materially adversely affected.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions, which may give them certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.

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
The loss of key partnerships could adversely affect our HSA Bank division.
Our HSA Bank division relies on partnerships with various health insurance carriers to maximize our distribution model. These health plan partners, who provide high deductible health plan options, are a significant source of new and existing HSA account holders. If these health plan partners choose to align with our competitors, our results of operations, business and prospects could be adversely affected.
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

natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could have a materially adverse effect on our results of operations and financial condition.
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
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, failure to implement any necessary improvement of our controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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
Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s business, financial condition and results of operations.
Our business may be adversely affected by fraud.
As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.

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
If our goodwill were determined to be impaired it could have a negative impact on our profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the balance sheet as goodwill, by the acquirer. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require us to record charges in the future related to the impairment of our goodwill. If we were to conclude that a future write-down is necessary, we would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations.
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
To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary impairment (OTTI), we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Any such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital.
We may not be able to fully realize the balance of our net DTA including net operating loss carryforwards.
The value of our DTA is partially reduced by valuation allowance. A valuation allowance is provided when it is more-likely-than-not that some portion of our DTA will not be realized. We regularly assess available positive and negative evidence to determine whether it is more-likely-than-not that our net DTA will not be realized. Realization of a DTA requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to conclude that a significant portion of our remaining DTA is not more-likely-than-not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company's executive and primary administrative functions, as well as the principal banking headquarters of Webster Bank. The Company considers its properties suitable and adequate for present needs.
In addition to the property noted above, the Company's segments maintain the following leased or owned offices. Lease expiration dates vary, up to 70 years, with renewal options for 1 to 25 years. For additional information regarding leases and rental payments see Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington, D.C. Significant properties are located in: Hartford, New Haven, Stamford, and Waterbury, Connecticut; Boston, Massachusetts; New York City and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
The Commercial Banking segment also includes: Webster Capital Finance with headquarters in Kensington, Connecticut; Webster Business Credit Corporation with headquarters in New York, New York and offices in Atlanta, Georgia, Baltimore, Maryland, Boston, Massachusetts, Chicago, Illinois, Conshohocken, Pennsylvania, and New Milford, Connecticut; and Private Banking with headquarters in Stamford, Connecticut and offices in Hartford, New Haven, Waterbury, Greenwich, and Wilton, Connecticut, Boston, Massachusetts, White Plains, New York, and Providence, Rhode Island.
HSA Bank
The HSA Bank segment is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
Community Banking
The Community Banking segment maintains the following banking centers:

Location	Leased	Owned	Total
Connecticut	73	42	115
Massachusetts	24	11	35
Rhode Island	7	3	10
New York	7	—	7
Total banking centers	111	56	167
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
The following table sets forth the high and low intra-day sales prices per share of Webster Financial Corporation's common stock and the cash dividends declared per share:

	2017			2016
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Fourth quarter	$59.25	$51.68	$0.26	$55.80	$36.96	$0.25
Third quarter	55.04	44.04	0.26	38.97	31.45	0.25
Second quarter	54.96	46.85	0.26	39.61	31.29	0.25
First quarter	57.50	47.59	0.25	37.18	30.09	0.23
On January 30, 2018, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.26 per share.
On February 16, 2018, there were 5,693 shareholders of record as determined by Broadridge, the Company’s transfer agent.
Restrictions on Dividends
Holders of Webster Financial Corporation's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Webster Financial Corporation, as a bank holding company, is dependent on dividend payments from Webster Bank for its legally available funds. The Bank paid the Holding Company $120 million in dividends during the year ended December 31, 2017.
The Bank’s ability to make dividend payments to the Holding Company is subject to certain regulatory and other requirements. Under OCC regulations, subject to the Bank meeting applicable regulatory capital requirements before and after payment of dividends, the Bank may declare a dividend, without prior regulatory approval, limited to net income for the current year to date as of the declaration date, plus undistributed net income from the preceding two years. At December 31, 2017, Webster Bank was in compliance with all applicable minimum capital requirements, and there was $368.8 million of undistributed net income available for the payment of dividends by the Bank to the Holding Company.
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
If the capital of Webster is diminished by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until such deficiency has been repaired. See the "Supervision and Regulation" section in Item 1 contained elsewhere in this report for additional information on dividends.
Webster Financial Corporation has 6,000,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 5.25% Series F Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share, or $25 per depository share. The Series F Preferred Stock is redeemable at Webster Financial Corporation's option, in whole or in part, on December 15, 2022, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series F Preferred Stock prohibit the Holding Company from declaring or paying any cash dividends on its common stock, unless the Holding Company has declared and paid full dividends on the Series F Preferred Stock for the most recently completed dividend period.
Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster Financial Corporation during the year ended December 31, 2017.

Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
October 1-31, 2017	42,832	$54.21	—	$103,903,923	—	$—
November 1-30, 2017	1,138	52.72	—	103,903,923	—	—
December 1-31, 2017	305	57.69	—	103,903,923	—	—
Total	44,275	54.20	—	103,903,923	—	—

(1)
On October 24, 2017, the Company announced that its Board of Directors had approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. This approval is in addition to the $3.9 million remaining authorization on a similar common stock repurchase program announced on December 6, 2012. Both programs will remain in effect until fully utilized or until modified, superseded, or terminated.

All 44,275 shares purchased during the three months ended December 31, 2017 were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. There remain 8,752 outstanding warrants to purchase a share (1:1) of the Company's common stock, which carry an exercise price of $18.28 per share and expire on November 21, 2018.

Performance Graph
The performance graph compares Webster Financial Corporation’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index ("S&P 500 Index") and the Keefe, Bruyette & Woods Regional Banking Index ("KRX Index").
Cumulative shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The cumulative shareholder return over a five-year period assumes a simultaneous initial investment of $100, on December 31, 2012, in Webster Financial Corporation common stock and in each of the indices above.

	Period Ending December 31,
	2012	2013	2014	2015	2016	2017
Webster Financial Corporation	$100	$155	$166	$194	$292	$308
S&P 500 Index	$100	$132	$150	$153	$171	$208
KRX Index	$100	$147	$150	$159	$222	$226

ITEM 6. SELECTED FINANCIAL DATA
The required information is set forth below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the section captioned "Results of Operations," which is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto of Webster Financial Corporation contained elsewhere in this report.
Critical Accounting Policies and Accounting Estimates
The Company's significant accounting policies, as described in the Notes to Consolidated Financial Statements, are fundamental to understanding its results of operations and financial condition. As disclosed in Note 1: Summary of Significant Accounting Policies, the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make judgments and accounting estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes thereto. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures and can be susceptible to significant change. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operation, and that require management to make the most difficult, subjective, and complex judgments about matters that are inherently uncertain and which could potentially result in materially different amounts using different assumptions or under different conditions. Critical accounting policies identified by management, which are discussed with the appropriate committees of the Board of Directors, are summarized below.
The Company has identified four such policies, which govern:

•	allowance for loan and lease losses;

•	fair value measurements for valuation of investments;

•	evaluation for impairment of goodwill; and

•	assessing the realizability of DTAs and the measurement of uncertain tax position (UTP)s.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimation of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. For a description of our related accounting policies, see Note 1: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained elsewhere in this report.
Changes in the allowance for loan and lease losses and, therefore, in the related provision for loan and lease losses can materially affect net income. The level of the allowance for loan and lease losses reflects management’s judgment based on continuing evaluation of specific credit risks, loss experience, current portfolio quality, present economic, political, and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. The allowance balance may be allocated for specific portfolio segments; however, the entire allowance balance is available to absorb credit losses inherent in the total loan and lease portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, interest rate sensitivity, and other external factors.
Composition of the allowance for loan and lease losses, including valuation methodology, is more fully illustrated in Note 4: Loans and Leases in the Notes to Consolidated Financial Statements and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, see section captioned "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report.

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
Available-for-sale securities classified as level 2 in the hierarchy consists of Agency collateralized mortgage obligations (Agency CMO), Agency mortgage-backed securities (Agency MBS), Agency commercial mortgage-backed securities (Agency CMBS), Non-agency commercial mortgage-backed securities (CMBS), CLO, corporate debt, and single issuer-trust preferred, as quoted market prices are not available for these asset classes. Management employs an independent pricing service that utilizes matrix pricing to calculate fair value. This fair value measurement considers observable data such as dealer quotes, dealer price indications, market spreads, credit information, and the respective terms and conditions for debt instruments. Procedures are in place to monitor assumptions and establish processes to challenge valuations received from pricing services that appear unusual or unexpected.
Composition of investment securities, the related impairment analysis, and fair value methodology and amounts, are more fully illustrated in Note 3: Investment Securities and Note 16: Fair Value Measurements in the Notes to Consolidated Financial Statements.
Evaluation for Impairment of Goodwill
Goodwill represents the excess purchase price of a business acquired over the fair value, at acquisition, of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is evaluated for impairment, at least annually, in accordance with ASC Topic 350, "Intangibles - Goodwill and Other." Quarterly, an assessment of potential triggering events is performed and should events or circumstances be present that, more likely than not, would reduce the fair value of a reporting unit below its carrying value, the Company would then evaluate: periods of market disruption; market capitalization to book value erosion; financial services industry-wide factors; geo-economic factors; and internally developed forecasts to determine if its recorded goodwill may be impaired. Goodwill is evaluated for impairment by performing a two-step quantitative test. The quantitative analysis utilizes both the discounted cash flow methodology and a comparable company methodology on an equally weighted basis. Discounted cash flow estimates, which include significant management assumptions relating to asset and revenue growth rates, net interest and operating margins, capital requirements, weighted-average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. A comparable company methodology is based on a comparison of financial and operating statistics of publicly traded companies to each of the reporting units, and the appropriate multiples, such as equity value-to-tangible book value, core deposit premium multiples and/or price-to-earnings per share multiples, are applied to arrive at indications of value for each reporting unit.
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

The income approach involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as asset and revenue growth rates, expense trends, capital requirements, discount rates, and terminal values. Based upon an evaluation of key data and market factors, management selects the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. In the income approach the discount rate used for Consumer Deposits, Business Banking and HSA Bank was 7.6%, 9.8%, and 9.6%, respectively. The long-term growth rate used in determining the terminal value of the reporting unit's cash flows was estimated at 4.0% and is based on management's assessment of the minimum expected growth rate of each reporting unit as well as broader economic and regulatory considerations.
The comparable company market approach includes small to mid-sized banks primarily based in the Northeast with significant geographic or product line overlap to Webster and its reporting units to determine a fair value of each reporting unit.
At November 30, 2017, Webster calculated the following multiples for the selected comparable companies, as appropriate for each reporting unit: core deposit premium, equity value-to-tangible book value and price-to-earnings per share. In determining the appropriate multiples to be applied for each reporting unit, the financial and operating statistics of the reporting units were compared to the comparable companies. Certain financial statistics were compared in identifying the reporting unit’s most appropriate comparable companies whose multiples were used as the basis for the selected multiple range. For price-to-earnings per share, 2017 to 2019 net income compound annual growth rate and 2019 net income margins were used, while the return on tangible book value and return on assets were used for equity value-to-tangible book value multiples. For core deposit premium multiples, each of those four financial statistics were used. Additionally, a control premium was applied as the comparable company multiples are on a minority basis.
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
There was no impairment indicated as a result of the Step 1 test performed as of November 30, 2017. The fair value of the Consumer Deposits, Business Banking, and HSA Bank reporting units where goodwill resides exceeded carrying value by 1.6x, 1.7x, and 10.3x, respectively. The Consumer Deposits, Business Banking and HSA Bank reporting units had $377.6 million, $139.0 million, and $21.8 million of goodwill at December 31, 2017, respectively.
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
DTAs generally represent items for which a benefit has been recognized for financial accounting purposes that cannot be realized for tax purposes until a future period. The realization of DTAs depends upon future sources of taxable income . Valuation allowances are established for those DTAs determined not likely to be realized based on management's judgment. Income taxes are more fully described in Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and their expected impact on the Company's financial statements.

Results of Operations
Selected financial data is presented in the following table:

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
BALANCE SHEETS
Total assets	$26,487,645	$26,072,529	$24,641,118	$22,497,175	$20,843,577
Loans and leases, net	17,323,864	16,832,268	15,496,745	13,740,761	12,547,203
Investment securities	7,125,429	7,151,749	6,907,683	6,666,828	6,465,652
Deposits	20,993,729	19,303,857	17,952,778	15,651,605	14,854,420
Borrowings	2,546,141	4,017,948	4,040,799	4,335,193	3,612,416
Series A preferred stock	—	—	—	28,939	28,939
Series E preferred stock	—	122,710	122,710	122,710	122,710
Series F preferred stock	145,056	—	—	—	—
Total shareholders' equity	2,701,958	2,527,012	2,413,960	2,322,815	2,209,348
STATEMENTS OF INCOME
Interest income	$913,605	$821,913	$760,040	$718,941	$687,640
Interest expense	117,318	103,400	95,415	90,500	90,912
Net interest income	796,287	718,513	664,625	628,441	596,728
Provision for loan and lease losses	40,900	56,350	49,300	37,250	33,500
Non-interest income (less securities and one-time gain amounts)	259,604	256,882	237,278	197,754	197,615
Gain on sale of investment securities, net	—	414	609	5,499	712
Impairment loss on securities recognized in earnings	(126)	(149)	(110)	(1,145)	(7,277)
One-time gain on redemption of an asset	—	7,331	—	—	—
Non-interest expense	661,075	623,191	555,341	501,600	497,709
Income before income tax expense	353,790	303,450	297,761	291,699	256,569
Income tax expense	98,351	96,323	93,032	91,973	77,113
Net income	$255,439	$207,127	$204,729	$199,726	$179,456
Earnings applicable to common shareholders	$246,831	$198,423	$195,361	$188,496	$168,036
Per Share Data
Basic earnings per common share	$2.68	$2.17	$2.15	$2.10	$1.90
Diluted earnings per common share	2.67	2.16	2.13	2.08	1.86
Dividends and dividend equivalents declared per common share	1.03	0.98	0.89	0.75	0.55
Dividends declared per Series A preferred stock share	—	—	21.25	85.00	85.00
Dividends declared per Series E preferred stock share	1,600.00	1,600.00	1,600.00	1,600.00	1,648.89
Book value per common share	27.76	26.17	24.99	23.99	22.77
Tangible book value per common share (non-GAAP)	21.59	19.94	18.69	18.10	16.85
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	7.67%	7.19%	7.12%	7.46%	7.50%
Return on average assets	0.97	0.82	0.87	0.93	0.89
Return on average common shareholders’ equity	9.92	8.44	8.70	8.85	8.44
Return on average tangible common shareholders' equity (non-GAAP)	13.00	11.36	11.96	11.90	11.77
Net interest margin	3.30	3.12	3.08	3.21	3.26
Efficiency ratio (non-GAAP)	60.33	62.01	59.93	59.18	60.32
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases	0.72%	0.79%	0.89%	0.93%	1.28%
Non-performing assets as a percentage of loans and leases plus OREO	0.76	0.81	0.92	0.98	1.34
Non-performing assets as a percentage of total assets	0.50	0.53	0.59	0.61	0.82
ALLL as a percentage of non-performing loans and leases	158.00	144.98	125.05	122.62	94.10
ALLL as a percentage of loans and leases	1.14	1.14	1.12	1.15	1.20
Net charge-offs as a percentage of average loans and leases	0.20	0.23	0.23	0.23	0.47
Ratio of ALLL to net charge-offs	5.68 x	5.25 x	5.21 x	5.21 x	2.63 x

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
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,701,958	$2,527,012	$2,413,960	$2,322,815	$2,209,348
Less: Preferred stock (GAAP)	145,056	122,710	122,710	151,649	151,649
Goodwill and other intangible assets (GAAP)	567,984	572,047	577,699	532,553	535,238
Tangible common shareholders' equity (non-GAAP)	$1,988,918	$1,832,255	$1,713,551	$1,638,613	$1,522,461
Common shares outstanding	92,101	91,868	91,677	90,512	90,369
Tangible book value per common share (non-GAAP)	$21.59	$19.94	$18.69	$18.10	$16.85

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$1,988,918	$1,832,255	$1,713,551	$1,638,613	$1,522,461
Total assets (GAAP)	$26,487,645	$26,072,529	$24,641,118	$22,497,175	$20,843,577
Less: Goodwill and other intangible assets (GAAP)	567,984	572,047	577,699	532,553	535,238
Tangible assets (non-GAAP)	$25,919,661	$25,500,482	$24,063,419	$21,964,622	$20,308,339
Tangible common equity ratio (non-GAAP)	7.67%	7.19%	7.12%	7.46%	7.50%

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Return on average tangible common shareholders' equity (non-GAAP):
Net Income (GAAP)	$255,439	$207,127	$204,729	$199,726	$179,456
Less: Preferred stock dividends (GAAP)	8,184	8,096	8,711	10,556	10,803
Add: Intangible assets amortization, tax-affected at 35% (GAAP)	2,640	3,674	4,121	1,745	3,197
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$249,895	$202,705	$200,139	$190,915	$171,850
Average shareholders' equity (non-GAAP)	$2,617,275	$2,481,417	$2,387,286	$2,289,699	$2,149,873
Less: Average preferred stock (non-GAAP)	124,978	122,710	134,682	151,649	151,649
Average goodwill and other intangible assets (non-GAAP)	570,054	574,785	579,366	533,549	537,650
Average tangible common shareholders' equity (non-GAAP)	$1,922,243	$1,783,922	$1,673,238	$1,604,501	$1,460,574
Return on average tangible common shareholders' equity (non-GAAP)	13.00%	11.36%	11.96%	11.90%	11.77%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$661,075	$623,191	$555,341	$501,600	$497,709
Less: Foreclosed property activity (GAAP)	(238)	(326)	517	(74)	43
Intangible assets amortization (GAAP)	4,062	5,652	6,340	2,685	4,919
Other expense (non-GAAP)	9,029	3,513	975	3,029	5,649
Non-interest expense (non-GAAP)	$648,222	$614,352	$547,509	$495,960	$487,098
Net interest income (GAAP)	$796,287	$718,513	$664,625	$628,441	$596,728
Add: Tax-equivalent adjustment (non-GAAP)	16,953	13,637	10,617	11,124	13,221
Non-interest income (GAAP)	259,478	264,478	237,777	202,108	191,050
Other (non-GAAP)	1,798	1,780	1,111	1,889	7,277
Less: Gain on sale of investment securities, net (GAAP)	—	414	609	5,499	712
One-time gain on the sale of an asset (GAAP)	—	7,331	—	—	—
Income (non-GAAP)	$1,074,516	$990,663	$913,521	$838,063	$807,564
Efficiency ratio (non-GAAP)	60.33%	62.01%	59.93%	59.18%	60.32%

The following table summarizes daily average balances, interest and yield, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Loans and leases	$17,295,027	$712,794	4.12%	$16,266,101	$624,300	3.84%	$14,746,168	$554,632	3.76%
Securities (based upon historical amortized cost)	7,047,744	210,044	2.97	6,910,649	203,467	2.95	6,846,297	207,675	3.04
FHLB and FRB stock	155,949	5,988	3.84	188,854	6,039	3.20	188,631	6,479	3.43
Interest-bearing deposits	63,397	698	1.10	57,747	295	0.51	107,569	281	0.26
Loans held for sale	29,680	1,034	3.49	44,560	1,449	3.25	41,101	1,590	3.87
Total interest-earning assets	24,591,797	$930,558	3.78%	23,467,911	$835,550	3.56%	21,929,766	$770,657	3.52%
Non-interest-earning assets	1,669,370			1,753,316			1,625,196
Total assets	$26,261,167			$25,221,227			$23,554,962

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$4,079,493	$—	—%	$3,853,700	$—	—%	$3,564,751	$—	—%
Savings, checking, & money market deposits	14,348,404	36,899	0.26	13,072,577	27,331	0.21	11,846,049	21,472	0.18
Time deposits	2,137,574	25,354	1.19	2,027,029	22,527	1.11	2,138,778	24,559	1.15
Total deposits	20,565,471	62,253	0.30	18,953,306	49,858	0.26	17,549,578	46,031	0.26

Securities sold under agreements to repurchase and other borrowings	876,660	14,365	1.64	947,858	14,528	1.53	1,144,963	16,861	1.47
FHLB advances	1,764,347	30,320	1.72	2,413,309	29,033	1.20	2,084,496	22,858	1.10
Long-term debt	225,639	10,380	4.60	225,607	9,981	4.42	226,292	9,665	4.27
Total borrowings	2,866,646	55,065	1.92	3,586,774	53,542	1.49	3,455,751	49,384	1.43
Total interest-bearing liabilities	23,432,117	$117,318	0.50%	22,540,080	$103,400	0.46%	21,005,329	$95,415	0.45%
Non-interest-bearing liabilities	211,775			199,730			162,347
Total liabilities	23,643,892			22,739,810			21,167,676

Preferred stock	124,978			122,710			134,682
Common shareholders' equity	2,492,297			2,358,707			2,252,604
Webster Financial Corporation shareholders' equity	2,617,275			2,481,417			2,387,286
Total liabilities and equity	$26,261,167			$25,221,227			$23,554,962
Tax-equivalent net interest income		813,240			732,150			675,242
Less: Tax-equivalent adjustments		(16,953)			(13,637)			(10,617)
Net interest income		$796,287			$718,513			$664,625
Net interest margin			3.30%			3.12%			3.08%
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

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.4% of total revenue for the year ended December 31, 2017. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
The Federal Open Market Committee increased the federal funds rate target range three times in 2017, from 0.50-0.75% at December 31, 2016, to 0.75-1.00% effective March 16, 2017, to 1.00-1.25% effective June 15, 2017, and to 1.25-1.50% effective December 13, 2017. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Comparison of 2017 to 2016
Financial Performance
Net income of $255.4 million for the year ended December 31, 2017 increased 23.3% over the year ended December 31, 2016. Strong loan growth, funded with growth in low-cost long-duration HSA deposits, resulted in an 18 basis points increase in net interest margin, and a lower provision for loan and lease losses, driven by stable credit performance throughout the year also positively impacted net interest margin. Non-interest income improved, excluding a one-time gain on the sale of an asset in 2016, while non-interest expense increases for strategic growth initiatives partially offset the net interest growth.
Income before income tax expense was $353.8 million for the year ended December 31, 2017, an increase of $50.3 million from $303.5 million for the year ended December 31, 2016.
The primary factors positively impacting income before income tax expense include:

•	net interest income increased $77.8 million; and

•	provision for loan and lease losses decreased $15.5 million.
The primary factors negatively impacting income before income tax expense include:

•	non-interest expense increased $37.9 million; and

•	one-time gain on the sale of an asset in 2016 of $7.3 million.
The impact of the items outlined above, coupled with the effect from income tax expense of $98.4 million and $96.3 million for the years ended December 31, 2017 and 2016, respectively, resulted in net income of $255.4 million and diluted earnings per share of $2.67 for the year ended December 31, 2017 compared to net income of $207.1 million and diluted earnings per share of $2.16 for the year ended December 31, 2016. See the "Income Taxes" section for additional information with regard to the effect from income taxes, including the impact of the Tax Cuts and Jobs Act.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 60.33% for 2017 and 62.01% for 2016. The improvement in the ratio highlights the Company's strong net interest income growth accelerating at a rate greater than the increase in non-interest expense.
Credit quality remained stable to slightly improved as demonstrated by the asset quality ratios. Net charge-offs as a percentage of average loans and leases was 0.20% for the year ended December 31, 2017 as compared to 0.23% for the year ended December 31, 2016. Non-performing assets as a percentage of loans, leases, and other real estate owned (OREO) decreased to 0.76% at December 31, 2017 from 0.81% at December 31, 2016, primarily driven by lower non-performing asset balances and, to a lesser extent, further reduced by loan growth.

Net Interest Income
Net interest income totaled $796.3 million for the year ended December 31, 2017 compared to $718.5 million for the year ended December 31, 2016, an increase of $77.8 million. Average interest-earning assets during 2017 increased $1.1 billion compared to 2016, substantially due to a significant increase in loan balances, with yield improvement of 28 basis points, up 6.3%. Net interest income increased primarily due to these increases, although the securities portfolio average balances and yields were modestly improved as well. The overall average yield on interest-earning assets increased 22 basis points to 3.78% during 2017 from 3.56% during 2016. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2017 increased $0.9 billion compared to 2016, primarily from health savings account growth, as other deposit balance increases and FHLB advance balance decreases basically offset, and the average cost of interest-bearing liabilities increased 4 basis points to 0.50% during 2017 compared to 0.46% during 2016. The average cost of borrowings increase is a result of the federal funds rate being increased four times between December 2016 and December 2017.
Net interest margin increased 18 basis points to 3.30% for the year ended December 31, 2017 from 3.12% for the year ended December 31, 2016. The increase in net interest margin is primarily due to an increase in commercial loan yields and balances, as well as improved investment portfolio yields, partially offset by an increased cost of borrowing due to the federal funds rate increases, somewhat mitigated by a shift from FHLB advances to deposit balances which are generally lower cost and also not as sensitive to the federal funds rate increases.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2017 vs. 2016 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$50,509	$37,985	$88,494
Loans held for sale	120	(534)	(414)
Investments (2)	2,744	4,185	6,929
Total interest income	$53,373	$41,636	$95,009
Change in interest on interest-bearing liabilities:
Deposits	$8,574	$3,821	$12,395
Borrowings	10,327	(8,803)	1,524
Total interest expense	$18,901	$(4,982)	$13,919
Change in tax-equivalent net interest income	$34,472	$46,618	$81,090

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities; FHLB and FRB stock; and Interest-bearing deposits.
Average loans and leases for the year ended December 31, 2017 increased $1.0 billion compared to the average for the year ended December 31, 2016. The loan and lease portfolio comprised 70.3% of the average interest-earning assets at December 31, 2017 compared to 69.3% of the average interest-earning assets at December 31, 2016. The loan and lease portfolio yield increased 28 basis points to 4.12% for the year ended December 31, 2017, compared to the loan and lease portfolio yield of 3.84% for the year ended December 31, 2016. The increase in the yield on average loans and leases is due to increased yield on floating rate loans as well as increased spreads on loan originations.
Average investments for the year ended December 31, 2017 increased $109.8 million compared to the average for the year ended December 31, 2016. The investment portfolio comprised 29.6% of the average interest-earning assets at December 31, 2017 compared to 30.5% of the average interest-earnings assets at December 31, 2016. The investment portfolio yield increased 5 basis points to 2.98% for the year ended December 31, 2017 compared to the investment portfolio yield of 2.93% for the year ended December 31, 2016. The increase in the yield on the investment portfolio is primarily due to a reduction in premium amortization from slower prepayment speeds and increased yields on floating-rate securities, more than offsetting lower current market rates on investment securities purchases compared to the yield on investment securities paydowns and maturities.

Average deposits for the year ended December 31, 2017 increased $1.6 billion compared to the average for the year ended December 31, 2016. The increase is comprised of an increase of $225.8 million in non-interest-bearing deposits and an increase of $1.4 billion in average interest-bearing deposits. The increase in average interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily due to health savings account deposit growth. The average cost of deposits increased 4 basis points to 0.30% for the year ended December 31, 2017 from 0.26% for the year ended December 31, 2016. The increase in average cost of deposits is mainly the result of an increase in the rate paid on public money market accounts. Higher cost time deposits decreased to 13.0% for the year ended December 31, 2017 from 13.4% for the year ended December 31, 2016, as a percentage of total interest-bearing deposits.
Average borrowings for the year ended December 31, 2017 decreased $720.1 million compared to the average for the year ended December 31, 2016. Average securities sold under agreements to repurchase and other borrowings decreased $71.2 million, and average FHLB advances decreased $649.0 million as utilization of advances maturing within one year declined significantly. The average cost of borrowings increased 43 basis points to 1.92% for the year ended December 31, 2017 from 1.49% for the year ended December 31, 2016. The increase in average cost of borrowings is the result of the federal funds rate being increased four times between December 2016 and December 2017.
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2017	2016
Interest rate swaps on repurchase agreements	$—	$361
Interest rate swaps on FHLB advances	6,799	8,315
Interest rate swaps on senior fixed-rate notes	306	306
Interest rate swaps on brokered CDs and deposits	780	780
Net increase to interest expense on borrowings	$7,885	$9,762
Provision for Loan and Lease Losses
The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at levels appropriate to absorb estimated credit losses in the loan and lease portfolio.
The provision for loan and lease losses was $40.9 million for the year ended December 31, 2017, which decreased $15.5 million compared to the year ended December 31, 2016. The decrease in provision for loan and lease losses was due primarily to lower loan growth as compared to the rate for 2016. Total net charge-offs was $35.2 million and $37.0 million for the year ended December 31, 2017 and 2016, respectively. The decrease was primarily due to lower commercial real estate and other commercial loan related net charge-offs.
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
At December 31, 2017, the ALLL totaled $200.0 million, or 1.14% of total loans and leases, as compared to $194.3 million, or 1.14% of total loans and leases, at December 31, 2016.
See the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report for further details.

Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Deposit service fees	$151,137	$140,685	$10,452	7.4%
Loan and lease related fees	26,448	26,581	(133)	(0.5)
Wealth and investment services	31,055	28,962	2,093	7.2
Mortgage banking activities	9,937	14,635	(4,698)	(32.1)
Increase in cash surrender value of life insurance policies	14,627	14,759	(132)	(0.9)
Gain on sale of investment securities, net	—	414	(414)	(100.0)
Impairment loss on securities recognized in earnings	(126)	(149)	23	15.4
Other income	26,400	38,591	(12,191)	(31.6)
Total non-interest income	$259,478	$264,478	$(5,000)	(1.9)%
Total non-interest income was $259.5 million for the year ended December 31, 2017, a decrease of $5.0 million, compared to $264.5 million for the year ended December 31, 2016. The decrease is primarily attributable to lower other income and mortgage banking activities, more than offsetting higher deposit service fees and wealth and investment services.
Deposit service fees totaled $151.1 million for 2017 compared to $140.7 million for 2016. The increase was a result of higher checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Wealth and investment services totaled $31.1 million for 2017 compared to $29.0 million for 2016. The increase was primarily due to increased sales coupled with growth in assets under management.
Mortgage banking activities totaled $9.9 million for 2017 compared to $14.6 million for 2016. The decrease was due to lower volume of conforming residential mortgage originations, driven by a decrease in refinance activity.
Other income totaled $26.4 million for 2017 compared to $38.6 million for 2016. The decrease was primarily due to the following items recorded in 2016: a $7.3 million gain on the redemption of an ownership interest in a privately held investment; a $2.7 million favorable adjustment to the fair value of a contingent receivable; and a $2.0 million gain on the sale of commercial loans, which did not repeat in 2017. Other income was also impacted by lower net client interest rate hedging activities/hedging revenues, nearly offset by a settlement gain and increased alternative investment gains.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Compensation and benefits	$359,926	$332,127	$27,799	8.4%
Occupancy	60,490	61,110	(620)	(1.0)
Technology and equipment	89,464	79,882	9,582	12.0
Intangible assets amortization	4,062	5,652	(1,590)	(28.1)
Marketing	17,421	19,703	(2,282)	(11.6)
Professional and outside services	16,858	14,801	2,057	13.9
Deposit insurance	25,649	26,006	(357)	(1.4)
Other expense	87,205	83,910	3,295	3.9
Total non-interest expense	$661,075	$623,191	$37,884	6.1%
Total non-interest expense was $661.1 million for the year ended December 31, 2017, an increase of $37.9 million from the year ended December 31, 2016. The increase is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services, and other expenses, somewhat offset by lower marketing and intangible assets amortization.
Compensation and benefits totaled $359.9 million for 2017 compared to $332.1 million for 2016. The increase was driven by strategic hires within HSA Bank as well as additional annual merit compensation and group insurance costs. In addition, in response to the Tax Cuts and Jobs Act, the Company announced a further investment in its employees and communities. As a result, an expense of $2.6 million is included in compensation and benefits for 2017 to cover a one-time cash bonus to full-time employees who are below the vice president level.
Occupancy totaled $60.5 million for 2017 compared to $61.1 million for 2016. Charges related to banking center optimization were offset by lower utilities and depreciation of premises and equipment.
Technology and equipment totaled $89.5 million for 2017 compared to $79.9 million for 2016. The increase was primarily due to increased service contracts and additional depreciation on infrastructure to support bank growth.
Marketing totaled $17.4 million for 2017 compared to $19.7 million for 2016. The decrease was due to lower media spend.
Professional and outside services totaled $16.9 million for 2017 compared to $14.8 million for 2016. The increase was primarily due to consulting services used for strategic projects.
Other expense totaled $87.2 million for 2017 compared to $83.9 million for 2016. The increase was primarily due to $3.8 million of cost associated with the redemption of Series E Preferred Stock.
Income Taxes
Webster recognized income tax expense of $98.4 million in 2017 and $96.3 million in 2016, and the effective tax rates were 27.8% and 31.7%, respectively. The increase in tax expense principally reflects the higher level of pre-tax income in 2017, while the decrease in the effective rate principally reflects the $7.8 million net benefit recognized in the fourth quarter of 2017, the $28.7 million net benefit related to state and local tax (SALT) DTAs and the $20.9 million expense attributable to the Tax Act, and $7.1 million of excess tax benefits recognized under Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payment Accounting, which the Company adopted effective January 1, 2017.
For additional information on Webster's income taxes, including its DTAs and UTPs, see Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.

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
Net Interest Income
Net interest income totaled $718.5 million for the year ended December 31, 2016 compared to $664.6 million for the year ended December 31, 2015, an increase of $53.9 million. Average interest-earning assets during 2016 increased $1.5 billion compared to 2015, substantially due to strong loan growth of 8.6% with overall improved yields. Net interest income decreased primarily due to the increase in average interest-earning assets, partially offset by a relatively flat securities portfolio with declining reinvestment spreads on those assets. The average yield on interest-earning assets increased 4 basis points to 3.56% during 2016 from 3.52% during 2015. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2016 increased $1.5 billion compared to 2015, primarily from health savings account growth, while the average cost of interest-bearing liabilities increased 1 basis point to 0.46% during 2016 compared to 0.45% during 2015, primarily from a slight increase in the average cost of borrowings.
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
Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Deposit service fees	$140,685	$135,057	$5,628	4.2%
Loan and lease related fees	26,581	25,594	987	3.9
Wealth and investment services	28,962	32,486	(3,524)	(10.8)
Mortgage banking activities	14,635	7,795	6,840	87.7
Increase in cash surrender value of life insurance policies	14,759	13,020	1,739	13.4
Gain on sale of investment securities, net	414	609	(195)	(32.0)
Impairment loss on securities recognized in earnings	(149)	(110)	(39)	(35.5)
Other income	38,591	23,326	15,265	65.4
Total non-interest income	$264,478	$237,777	$26,701	11.2%
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
Loan and lease related fees totaled $26.6 million for 2016 compared to $25.6 million for 2015. The increase was primarily due to increased syndication activity, deferred loan origination fee activity, loan servicing fees net of mortgage servicing right amortization, and increased amendment fees offset by decreases in prepayment fees and line usage fees.
Wealth and investment services totaled $29.0 million for 2016 compared to $32.5 million for 2015. The decrease was primarily due to lower investment management activity.
Mortgage banking activities totaled $14.6 million for 2016 compared to $7.8 million for 2015. The increase was due to higher margins on loans sold, partially offset by slightly lower volume of loan sale settlements.
Other income totaled $38.6 million for 2016 compared to $23.3 million for 2015. The increase was primarily due to a $7.3 million gain on the redemption of an ownership interest in a privately held investment, $4.9 million increase in client interest rate hedging activities, and a $2.0 million increase related to the gain on sale of commercial loans.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	Amount	Percent
Compensation and benefits	$332,127	$297,517	$34,610	11.6%
Occupancy	61,110	48,836	12,274	25.1
Technology and equipment	79,882	80,813	(931)	(1.2)
Intangible assets amortization	5,652	6,340	(688)	(10.9)
Marketing	19,703	16,053	3,650	22.7
Professional and outside services	14,801	11,156	3,645	32.7
Deposit insurance	26,006	24,042	1,964	8.2
Other expense	83,910	70,584	13,326	18.9
Total non-interest expense	$623,191	$555,341	$67,850	12.2%
Total non-interest expense was $623.2 million for the year ended December 31, 2016, an increase of $67.9 million from the year ended December 31, 2015. The increase for the year ended December 31, 2016 is primarily attributable to higher compensation and benefits, occupancy, marketing, professional and outside services, deposit insurance and other expenses.
Compensation and benefits totaled $332.1 million for 2016 compared to $297.5 million for 2015. The increase was driven by strategic hires within HSA Bank and the Boston expansion, variable compensation tied to Webster's share price increase, higher medical, and increased pension related expenses.
Occupancy costs totaled $61.1 million for 2016 compared to $48.8 million for 2015. The increase was primarily due to the Boston expansion and charges related to facilities optimization.
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
Other expense totaled $83.9 million for 2016 compared to $70.6 million for 2015. The increase was due to a favorable adjustment recorded in the prior year to the unfunded reserve related to a refined estimate of the draw down factor assumption within the reserve, a favorable adjustment recorded in the prior year related to a reduced deposit insurance assessment for years prior to 2015, and increased operational expenses as a result of HSA Bank strategic initiatives and the Boston expansion.
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

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury unit of the Company, along with adjustments required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
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
HSA Bank offers a comprehensive consumer - directed healthcare solution that includes, health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Health savings accounts are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and retirement savings, in accordance with applicable laws. Health savings accounts are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly as well as through national and regional insurance carriers, benefit consultants and financial advisors.
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
Through a distribution network, consisting of 167 banking centers, 334 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called Funds Transfer Pricing. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an Funds Transfer Pricing, a matched maturity funding concept (FTP) rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by ALCO.

Webster allocates the provision for loan and lease losses to each reportable segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Management believes the reserve level is adequate to cover inherent losses in each reportable segment. For additional discussion related to asset quality metrics, see the "Asset Quality" section elsewhere within this report.
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. Income tax expense is allocated to each reportable segment based on the consolidated effective income tax rate for the period shown.
Segment Results
The 2016 and 2015 segment results have been adjusted for comparability to the 2017 segment presentation for the following changes:

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

The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Years ended December 31,
(In thousands)	2017	2016	2015
Net income (loss):
Commercial Banking	$133,594	$115,366	$105,203
Community Banking	83,468	60,959	76,335
HSA Bank	49,774	38,230	37,443
Corporate and Reconciling	(11,397)	(7,428)	(14,252)
Consolidated Total	$255,439	$207,127	$204,729

	At December 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,350,028	$8,909,671	$76,308	$8,151,638	$26,487,645
Loans and leases	9,323,376	8,200,154	328	—	17,523,858
Goodwill	—	516,560	21,813	—	538,373
Deposits	4,122,608	11,476,334	5,038,681	356,106	20,993,729
Not included in above amounts:
Assets under administration/management	2,039,375	3,376,185	1,268,402	—	6,683,962
	At December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,069,445	$8,721,046	$83,987	$8,198,051	$26,072,529
Loans and leases	9,066,905	7,959,558	125	—	17,026,588
Goodwill	—	516,560	21,813	—	538,373
Deposits	3,592,531	10,970,977	4,362,503	377,846	19,303,857
Not included in above amounts:
Assets under administration/management	1,781,840	2,980,113	878,190	—	5,640,143

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2017	2016	2015
Net interest income	$322,393	$287,596	$266,085
Provision for loan and lease losses	38,518	37,455	30,546
Net interest income after provision	283,875	250,141	235,539
Non-interest income	55,194	57,253	46,967
Non-interest expense	154,037	138,379	129,499
Income before income taxes	185,032	169,015	153,007
Income tax expense	51,438	53,649	47,804
Net income	$133,594	$115,366	$105,203
Comparison of 2017 to 2016
Net income increased $18.2 million in 2017 compared to 2016. Net interest income increased $34.8 million, primarily due to loan and deposit growth. The provision for loan and lease losses increased $1.1 million, primarily due to loan growth. Non-interest income decreased $2.1 million, primarily due to lower client interest rate hedging activities. Non-interest expense increased $15.7 million, related to strategic hires and investments in cash management product enhancements and support functions.
Comparison of 2016 to 2015
Net income increased $10.2 million in 2016 compared to 2015. Net interest income increased $21.5 million, primarily due to greater loan and deposit volumes. The provision for loan and lease losses increased $6.9 million, due primarily to the growth in loans. Non-interest income increased $10.3 million, primarily due to fees related to loan activities, client interest rate hedging activities and gain on loan sales. Non-interest expense increased $8.9 million, primarily due to strategic new hires and investments in technology.
Selected Balance Sheet Information and Assets Under Administration/Management:

	At December 31,
(In thousands)	2017	2016	2015
Total assets	$9,350,028	$9,069,445	$7,999,084
Loans and leases	9,323,376	9,066,905	7,999,565
Deposits	4,122,608	3,592,531	3,301,773

Assets under administration/management (not included in above amounts)	2,039,375	1,781,840	1,726,385
Loans and leases increased $0.3 billion at December 31, 2017 compared to December 31, 2016, due to loan originations near prior year levels partially offset by an increase in prepayments. Loans and leases increased $1.1 billion at December 31, 2016 compared to December 31, 2015, primarily due to new originations.
Loan originations were $3.2 billion, $3.3 billion and $3.2 billion in 2017, 2016 and 2015, respectively.
Deposits increased $530.1 million at December 31, 2017 compared to December 31, 2016, primarily due to growth in client and operating funds maintained for cash management services. Deposits increased $290.8 million at December 31, 2016 compared to December 31, 2015, due to growth in client and operating funds maintained for cash management services.
Through Private Banking, Commercial Banking held approximately $357.5 million, $271.7 million, and $276.1 million in assets under administration, and $1.7 billion, $1.5 billion, and $1.5 billion in assets under management, at December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2017	2016	2015
Net interest income	$104,704	$81,451	$73,433
Non-interest income	77,378	71,710	62,475
Non-interest expense	113,143	97,152	81,449
Income before income taxes	68,939	56,009	54,459
Income tax expense	19,165	17,779	17,016
Net income	$49,774	$38,230	$37,443
Comparison of 2017 to 2016
Net income increased $11.5 million in 2017 compared to 2016. Net interest income increased $23.3 million, reflecting the growth in deposits and improved deposit spreads. Non-interest income increased $5.7 million, due to growth in accounts. Non-interest expense increased $16.0 million, primarily due to increased compensation and benefits cost, increased processing costs in support of business growth as well as continued investment in key initiatives related to continuous improvement, customer service, and expanded distribution.
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
Selected Balance Sheet Information and Assets Under Administration, through linked brokerage accounts:

	At December 31, 2017
(In thousands)	2017	2016	2015
Total assets	$76,308	$83,987	$95,815
Deposits	5,038,681	4,362,503	3,802,313

Assets under administration, through linked brokerage accounts (not included in above amounts)	1,268,402	878,190	692,306
HSA Bank deposits accounted for 24.0% and 22.6% of the Company’s total deposits as of December 31, 2017 and December 31, 2016, respectively.
Deposits increased $0.7 billion at December 31, 2017 compared to December 31, 2016. The increase is related to organic account growth. Deposits increased $0.6 billion at December 31, 2016 compared to December 31, 2015. The increase is related to organic deposit and account growth.
Assets under administration increased $390.2 million at December 31, 2017 compared to December 31, 2016, primarily due to the increasing number of account holders with investment accounts and market value increases. Assets under administration increased $185.9 million at December 31, 2016 compared to December 31, 2015, driven primarily by organic account growth.
The combination of deposit balances and assets under administration is known as total footings. Total footings were $6.3 billion, comprised of deposit balances of $5.0 billion and assets under administration of $1.3 billion at December 31, 2017, compared to total footings of $5.2 billion, comprised of deposit balances of $4.4 billion and assets under administration of $878.2 million at December 31, 2016.

Community Banking
Operating Results:

	Years ended December 31,
(In thousands)	2017	2016	2015
Net interest income	$383,700	$367,137	$356,881
Provision for loan and lease losses	2,382	18,895	18,754
Net interest income after provision	381,318	348,242	338,127
Non-interest income	107,368	110,197	108,647
Non-interest expense	373,081	369,132	335,834
Income before income taxes	115,605	89,307	110,940
Income tax expense	32,137	28,348	34,605
Net income	$83,468	$60,959	$76,335
Comparison of 2017 to 2016
Net income increased $22.5 million in 2017 compared to 2016. Net interest income increased $16.6 million, primarily due to portfolio balances growth in both loans and deposits, coupled with improved spreads on deposits as a result of widening interest spreads. The overall increase was partially offset by the effects of tightening spreads on the loan portfolio. The provision for loan and lease losses decreased by $16.5 million primarily due to loan portfolio quality improvements in the residential, home-equity and business banking portfolios. Non-interest income decreased $2.8 million, primarily due to lower fees from mortgage banking activities and business client interest rate hedging activities; partially offset by increased fee income from investment management activity and deposit related service charges. Non-interest expense increased $3.9 million, primarily due to charges related to banking centers optimization, increased compensation and benefits, and increased investment and consulting in technology infrastructure, partially offset by lower marketing and the absence, in 2017, of core deposit intangible amortization which ended in 2016.
Comparison of 2016 to 2015
Net income decreased $15.4 million in 2016 compared to 2015. Net interest income increased $10.1 million, primarily due to growth in both loans and deposits, which was partially offset by the impact of a historically low interest environment reducing the value of deposits. The provision for loan and lease losses increased $0.1 million, due primarily to loan portfolio growth. Non-interest income increased $1.6 million, primarily due to an increase in fees from mortgage banking activities, credit card and client interest rate hedging activities, partially offset by lower NSF fees collected and reduced investment income driven by lower average per sale revenue due to the implementation of regulatory changes. Non-interest expense increased $33.3 million, primarily due to $21.7 million in expense associated with the Boston expansion as well as increases in compensation, benefits, marketing expenses and expenses tied to branch optimization, partially offset by lower loan workout expenses.
Selected Balance Sheet Information and Assets Under Administration:

	At December 31,
(In thousands)	2017	2016	2015
Total assets	$8,909,671	$8,721,046	$8,521,672
Loans	8,200,154	7,959,558	7,672,116
Deposits	11,476,334	10,970,977	10,449,231

Assets under administration (not included in above amounts)	3,376,185	2,980,113	2,762,759
Loan portfolio balances increased $240.6 million at December 31, 2017 compared to December 31, 2016. The net increase is related to growth in jumbo residential mortgages and business banking loans; partially offset by net decreases in the equity and unsecured personal loan portfolios. Loan portfolio balances increased $287.4 million at December 31, 2016 compared to December 31, 2015, due to growth in the business banking, residential mortgages, home equity lines, and personal loans.
Loan originations were $1.9 billion, $2.3 billion, and $2.4 billion for the years ended 2017, 2016 and 2015, respectively. The decrease of $359.1 million in originations for the year ended December 31, 2017 is driven by lower conforming residential mortgages and home equity products.
Deposits increased $505.4 million at December 31, 2017 compared to December 31, 2016, due to the Boston expansion and continued growth in all major deposit product types. Deposits increased $521.7 million at December 31, 2016 compared to December 31, 2015, due to growth in business and personal transaction account balances which was partially offset by a decrease in time deposit balances.
Additionally, investment and securities-related services had assets under administration, in its strategic partnership with LPL, of $3.4 billion at December 31, 2017, compared to $3.0 billion at December 31, 2016 and $2.8 billion at December 31, 2015.

Financial Condition
Webster had total assets of $26.5 billion at December 31, 2017 compared to $26.1 billion at December 31, 2016, an increase of $415.1 million, or 1.6%.
Loans and leases of $17.3 billion, net of ALLL of $200.0 million, at December 31, 2017 increased $0.5 billion compared to loans and leases of $16.8 billion, net of ALLL of $194.3 million, at December 31, 2016. The increases were driven by strong commercial loan origination activity.
Total deposits of $21.0 billion at December 31, 2017 increased $1.7 billion compared to $19.3 billion at December 31, 2016. Non-interest-bearing deposits increased 4.2%, and interest-bearing deposits increased 9.9% during the year ended December 31, 2017, primarily due to growth in health savings accounts, while time deposit and money market balances increased to a lesser extent.
At December 31, 2017, total shareholders' equity was $2.7 billion compared to $2.5 billion at December 31, 2016, an increase of $174.9 million or, 6.9%. Changes in shareholders' equity for the year ended December 31, 2017 consisted of an increase of $255.4 million for net income and $1.1 million for other comprehensive income, partially offset by $94.9 million for dividends to common shareholders, and $8.1 million for dividends paid to preferred shareholders.
The quarterly cash dividend to common shareholders was increased for the seventh consecutive year, on April 24, 2017, to $0.26 per common share from $0.25 per common share. See the "Selected Financial Highlights" section contained elsewhere in this item and Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
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
The Company maintains, through its Corporate Treasury Unit, an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. The portfolio is classified into two major categories, available-for-sale and held-to-maturity. The available-for-sale portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The held-to-maturity portfolio consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. At December 31, 2017, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.1 billion and $7.2 billion at December 31, 2017 and December 31, 2016, respectively. Available-for-sale securities decreased by $353.1 million, primarily due to principal paydowns exceeding purchase activity. Held-to-maturity securities increased by $326.7 million, primarily due to the purchase activity exceeding principal paydowns. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2017 and 2016 was 2.97% and 2.95%, respectively.
The Company held $5.1 billion in investment securities that are in an unrealized loss position at December 31, 2017. Approximately $2.2 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $2.9 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $103.7 million at December 31, 2017. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods.
For the year ended December 31, 2017, the Company recorded OTTI of $126 thousand on its available-for-sale securities. The amortized cost of available-for-sale securities is net of $1.4 million and $3.2 million of OTTI at December 31, 2017 and December 31, 2016, respectively, related to previously impaired collateralized loan obligation securities (CLO) identified as Covered Fund investments as defined under the Volcker Rule.

The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2017				2016
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$1,247	$—	$—	$1,247	$734	$—	$—	$734
Agency CMO	308,989	1,158	(3,814)	306,333	419,865	3,344	(3,503)	419,706
Agency MBS	1,124,960	2,151	(19,270)	1,107,841	969,460	4,398	(19,509)	954,349
Agency CMBS	608,276	—	(20,250)	588,026	587,776	63	(14,567)	573,272
CMBS	358,984	2,157	(74)	361,067	473,974	4,093	(702)	477,365
CLO	209,075	910	(134)	209,851	425,083	2,826	(519)	427,390
Single issuer-trust preferred	7,096	—	(46)	7,050	30,381	—	(1,748)	28,633
Corporate debt	56,504	797	(679)	56,622	108,490	1,502	(350)	109,642
Equities-financial institutions	—	—	—	—	—	—	—	—
Securities available-for-sale	$2,675,131	$7,173	$(44,267)	$2,638,037	$3,015,763	$16,226	$(40,898)	$2,991,091

Held-to-maturity:
Agency CMO	$260,114	$664	$(4,824)	$255,954	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,569,735	16,989	(37,442)	2,549,282	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	696,566	—	(10,011)	686,555	547,726	694	(1,348)	547,072
Municipal bonds and notes	711,381	8,584	(6,558)	713,407	655,813	4,389	(25,749)	634,453
CMBS	249,273	2,175	(620)	250,828	298,538	4,107	(411)	302,234
Private Label MBS	323	1	—	324	1,677	12	—	1,689
Securities held-to-maturity	$4,487,392	$28,413	$(59,455)	$4,456,350	$4,160,658	$37,567	$(73,100)	$4,125,125
The following table summarizes the amount and weighted-average yield by contractual maturity, including called securities, for debt securities:

	At December 31, 2017
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-sale:
U.S. Treasury Bills	$1,247	1.29%	$—	—%	$—	—%	$—	—%	$1,247	1.29%
Agency CMO	—	—	—	—	13,163	2.47	293,169	2.48	306,332	2.48
Agency MBS	—	—	—	—	19,774	2.09	1,088,067	2.47	1,107,841	2.46
Agency CMBS	—	—	—	—	—	—	588,026	2.51	588,026	2.51
CMBS	—	—	19,229	2.99	128,085	2.78	213,754	2.89	361,068	2.86
CLO	—	—	—	—	165,859	3.25	43,992	3.49	209,851	3.30
Single issuer-trust preferred	—	—	—	—	7,050	2.57	—	—	7,050	2.57
Corporate debt	—	—	21,218	2.90	—	—	35,404	2.66	56,622	2.75
Securities available-for-sale	$1,247	1.29%	$40,447	2.94%	$333,931	2.96%	$2,262,412	2.54%	$2,638,037	2.60%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$2,623	2.93%	$257,491	2.47%	$260,114	2.47%
Agency MBS	1,924	3.60	—	—	18,443	2.83	2,549,368	2.64	2,569,735	2.64
Agency CMBS	—	—	—	—	—	—	696,566	2.79	696,566	2.79
Municipal bonds and notes	31,407	7.50	3,839	7.00	16,804	5.80	659,331	4.83	711,381	4.98
CMBS	—	—	—	—	—	—	249,273	3.04	249,273	3.04
Private Label MBS	323	4.50	—	—	—	—	—	—	323	4.50
Securities held-to-maturity	$33,654	7.25%	$3,839	7.00%	$37,870	4.16%	$4,412,029	3.00%	$4,487,392	3.05%

Total debt securities	$34,901	7.03%	$44,286	3.30%	$371,801	3.08%	$6,674,441	2.85%	$7,125,429	2.88%
The benchmark 10-year U.S. Treasury rate decreased to 2.41% on December 31, 2017 from 2.45% on December 31, 2016. Webster Bank has the ability to use its investment portfolio as well as interest-rate derivative financial instruments, within internal policy guidelines to manage interest rate risk as part of its asset/liability strategy. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.

Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $11.8 million at December 31, 2017 and $10.8 million at December 31, 2016, are included in other assets in the accompanying Consolidated Balance Sheets. The majority of these funds are held at cost based on ownership percentage in the fund, while some are accounted for at fair value using a net asset value. See a further discussion of fair value in Note 16: Fair Value Measurements in the Notes to Consolidated Financial Statements contained elsewhere in this report. The Company recognized a net gain of $2.6 million, $865 thousand, and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include preferred share ownership in other equity ventures. These investments, which totaled $6.3 million and $5.7 million at December 31, 2017 and December 31, 2016, respectively, are included in other assets in the accompanying Consolidated Balance Sheets. These funds are held at cost and subject to impairment testing. The Company recorded a net gain of $45 thousand, a net gain of $35 thousand, and a net loss of $398 thousand for the years ended December 31, 2017, 2016, and 2015, respectively, related to these investments. These amounts are included in other non-interest income in the accompanying Consolidated Statements of Income.
The Volcker Rule prohibits investments in private equity funds and non-public funds that are considered Covered Funds, as defined in the regulation. Webster must comply with the rule provisions by July 21, 2022. See the "Supervision and Regulation" section contained elsewhere in this report for additional information on the Volcker Rule, including Covered Funds.
Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential	$4,464,651	25.5	$4,232,771	24.9	$4,042,960	25.8	$3,498,675	25.2	$3,353,967	26.5
Consumer:
Home equity	2,336,846	13.3	2,395,483	14.1	2,439,415	15.6	2,459,458	17.7	2,460,159	19.3
Other consumer	237,695	1.4	274,336	1.6	248,830	1.6	75,307	0.5	60,681	0.5
Total consumer	2,574,541	14.7	2,669,819	15.7	2,688,245	17.2	2,534,765	18.2	2,520,840	19.8
Commercial:
Commercial non-mortgage	4,551,580	26.0	4,151,740	24.4	3,575,042	22.8	3,098,892	22.3	2,734,025	21.5
Asset-based	837,490	4.8	808,836	4.8	755,709	4.8	662,615	4.8	560,666	4.4
Total commercial	5,389,070	30.8	4,960,576	29.1	4,330,751	27.6	3,761,507	27.1	3,294,691	25.9
Commercial real estate:
Commercial real estate	4,249,549	24.3	4,141,025	24.3	3,696,596	23.6	3,326,906	23.9	2,856,110	22.5
Commercial construction	279,531	1.6	375,041	2.2	300,246	1.9	235,449	1.7	205,397	1.6
Total commercial real estate	4,529,080	25.9	4,516,066	26.5	3,996,842	25.5	3,562,355	25.6	3,061,507	24.1
Equipment financing	545,877	3.1	630,040	3.7	594,984	3.8	532,117	3.8	455,434	3.6
Net unamortized premiums	15,316	0.1	9,402	0.1	7,477	—	2,580	—	5,466	—
Net deferred fees	5,323	—	7,914	—	10,476	0.1	8,026	0.1	7,871	0.1
Total loans and leases	$17,523,858	100.0	$17,026,588	100.0	$15,671,735	100.0	$13,900,025	100.0	$12,699,776	100.0
Total residential loans were $4.5 billion at December 31, 2017, a net increase of $231.9 million from December 31, 2016, primarily the result of originations of $749.6 million during the year ended December 31, 2017, partially offset by loan payments.
Total consumer loans were $2.6 billion at December 31, 2017, a net decrease of $95.3 million from December 31, 2016, primarily the result of net paydowns in the equity line and loan products partially offset by originations of $633.3 million during the year ended December 31, 2017.
Total commercial loans were $5.4 billion at December 31, 2017, a net increase of $428.5 million from December 31, 2016. The growth in commercial loans is primarily related to new originations of $1.9 billion in commercial non-mortgage loans for the year ended December 31, 2017, partially offset by loan payments. Asset-based loans increased $28.7 million from December 31, 2016, reflective of $413.8 million in originations and line usage during the year ended December 31, 2017, partially offset by loan payments.

Total commercial real estate loans were $4.5 billion at December 31, 2017, a net increase of $13.0 million from December 31, 2016 as a result of originations of $1.0 billion during the year ended December 31, 2017, partially offset by loan payments.
Equipment financing loans and leases were $545.9 million at December 31, 2017, a net decrease of $84.2 million from December 31, 2016, primarily the result of $130.4 million in originations during the year ended December 31, 2017, partially offset by loan payments.
The following table provides contractual maturity and interest-rate sensitivity information for loans and leases:

	At December 31, 2017
	Contractual Maturity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Residential	$2,041	$31,138	$4,457,699	$4,490,878
Consumer:
Home equity	2,294	107,199	2,242,775	2,352,268
Other consumer	19,437	205,021	13,499	237,957
Total consumer	21,731	312,220	2,256,274	2,590,225
Commercial:
Commercial non-mortgage	669,745	3,120,899	743,271	4,533,915
Asset-based	84,470	743,553	6,756	834,779
Total commercial	754,215	3,864,452	750,027	5,368,694
Commercial real estate:
Commercial real estate	396,497	1,495,734	2,352,043	4,244,274
Commercial construction	161,621	92,075	25,858	279,554
Total commercial real estate	558,118	1,587,809	2,377,901	4,523,828
Equipment financing	24,957	427,127	98,149	550,233
Total loans and leases	$1,361,062	$6,222,746	$9,940,050	$17,523,858

	Interest-Rate Sensitivity
(In thousands)	One Year Or Less	More Than One To Five Years	More Than Five Years	Total
Fixed rate	$303,905	$986,768	$4,118,811	$5,409,484
Variable rate	1,057,157	5,235,978	5,821,239	12,114,374
Total loans and leases	$1,361,062	$6,222,746	$9,940,050	$17,523,858
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
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2017	2016	2015	2014	2013
Non-performing loans and leases as a percentage of loans and leases	0.72%	0.79%	0.89%	0.93%	1.28%
Non-performing assets as a percentage of loans and leases plus OREO	0.76	0.81	0.92	0.98	1.34
Non-performing assets as a percentage of total assets	0.50	0.53	0.59	0.61	0.82
ALLL as a percentage of non-performing loans and leases	158.00	144.98	125.05	122.62	94.10
ALLL as a percentage of loans and leases	1.14	1.14	1.12	1.15	1.20
Net charge-offs as a percentage of average loans and leases	0.20	0.23	0.23	0.23	0.47
Ratio of ALLL to net charge-offs	5.68x	5.25x	5.21x	5.21x	2.63x

Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for;

•
commercial, commercial real estate, and equipment financing are performing loans and leases classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt, and

•	residential and consumer are performing loans 60-89 days past due and accruing.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and troubled debt restructuring (TDR)s.
Management monitors potential problem loans and leases due to a higher degree of risk associated with them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $271.5 million at December 31, 2017 compared to $263.3 million at December 31, 2016.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$13,771	0.31	$11,202	0.26	$15,032	0.37	$17,216	0.49	$18,285	0.55
Consumer:
Home equity	18,397	0.79	14,578	0.61	13,261	0.54	16,415	0.67	20,096	0.82
Other consumer	3,997	1.68	3,715	1.35	2,000	0.80	1,110	1.47	636	1.05
Commercial:
Commercial non-mortgage	5,809	0.13	1,949	0.05	4,052	0.11	2,099	0.07	4,100	0.15
Commercial real estate:
Commercial real estate	551	0.01	8,173	0.20	2,250	0.06	2,714	0.08	4,897	0.17
Equipment financing	2,358	0.43	1,596	0.25	602	0.10	701	0.13	362	0.08
Loans and leases past due 30-89 days	44,883	0.26	41,213	0.24	37,197	0.24	40,255	0.29	48,376	0.38
Residential	—	—	—	—	2,029	0.05	2,039	0.06	781	0.02
Commercial non-mortgage	644	0.01	749	0.02	22	—	48	—	4,269	0.16
Commercial real estate	243	0.01	—	—	—	—	—	—	232	0.01
Loans and leases past due 90 days and accruing	887	0.01	749	—	2,051	0.01	2,087	0.02	5,282	0.04
Total loans and leases over 30 days past due and accruing income	45,770	0.26	41,962	0.25	39,248	0.25	42,342	0.30	53,658	0.42
Deferred costs and unamortized premiums	77		86		86		96		189
Total	$45,847		$42,048		$39,334		$42,438		$53,847

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$44,407	0.99	$47,201	1.12	$54,101	1.34	$64,022	1.83	$80,589	2.40
Consumer:
Home equity	35,601	1.52	35,875	1.50	37,279	1.53	39,950	1.62	51,679	2.10
Other consumer	1,706	0.72	1,663	0.61	558	0.22	280	0.37	139	0.23
Total consumer	37,307	1.45	37,538	1.41	37,837	1.41	40,230	1.59	51,818	2.06
Commercial:
Commercial non-mortgage	39,402	0.87	38,550	0.93	27,086	0.76	6,436	0.21	10,933	0.40
Asset-based loans	589	0.07	—	—	—	—	—	—	—	—
Total commercial	39,991	0.74	38,550	0.78	27,086	0.63	6,436	0.17	10,933	0.33
Commercial real estate:
Commercial real estate	4,484	0.11	9,859	0.24	16,750	0.45	15,016	0.45	13,428	0.47
Commercial construction	—	—	662	0.18	3,461	1.15	3,659	1.55	4,235	2.06
Total commercial real estate	4,484	0.10	10,521	0.23	20,211	0.51	18,675	0.52	17,663	0.58
Equipment financing	393	0.07	225	0.04	706	0.12	518	0.10	1,141	0.25
Total non-performing loans and leases (3)	126,582	0.72	134,035	0.79	139,941	0.89	129,881	0.94	162,144	1.28
Deferred costs and unamortized premiums	(69)		(219)		128		267		303
Total	$126,513		$133,816		$140,069		$130,148		$162,447

Total non-performing loans and leases	$126,582		$134,035		$139,941		$129,881		$162,144
Foreclosed and repossessed assets:
Residential and consumer	5,759		3,911		5,029		3,517		4,930
Commercial	305		—		—		2,999		3,752
Total foreclosed and repossessed assets	6,064		3,911		5,029		6,516		8,682
Total non-performing assets	$132,646		$137,946		$144,970		$136,397		$170,826

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $74.3 million, $75.7 million, $100.9 million, $76.9 million and $103.0 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2017	2016
Beginning balance	$134,035	$139,941
Additions	139,095	109,002
Paydowns/draws	(100,417)	(64,057)
Charge-offs	(37,903)	(39,738)
Other reductions	(8,228)	(11,113)
Ending balance	$126,582	$134,035

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
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2017 and December 31, 2016 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2017, there were 1,606 impaired loans and leases with a recorded investment balance of $246.8 million, which included loans and leases of $105.4 million with an impairment allowance of $16.6 million, compared to 1,635 impaired loans and leases with a recorded investment balance of $249.4 million, which included loans and leases of $152.6 million, with an impairment allowance of $18.6 million at December 31, 2016.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans being resolved. Overall commercial impaired balances did not change, due to four credits entering impaired status offset by the resolution of four credits. The reduction of $2.0 million in impaired reserve balance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties; and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. The most common types of modifications include covenant modifications, forbearance, and/or other concessions. If the buyer does not perform in accordance with the modified terms, the loan is reevaluated to determine the most appropriate course of action, which may include foreclosure. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDR and thus, impaired at the date of discharge and charged down to the fair value of collateral less cost to sell.
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

The following tables provide information for TDR:

	Years ended December 31,
(In thousands)	2017	2016
Beginning balance	$223,528	$272,690
Additions	36,253	41,662
Paydowns/draws	(31,641)	(66,596)
Charge-offs	(3,178)	(18,588)
Transfers to OREO	(3,558)	(5,640)
Ending balance	$221,404	$223,528

	At December 31,
(In thousands)	2017	2016
Accrual status	$147,113	$147,809
Non-accrual status	74,291	75,719
Total recorded investment of TDR (1)	$221,404	$223,528

Specific reserves for TDR included in the balance of ALLL	$12,384	$14,583
Additional funds committed to borrowers in TDR status	2,736	459

	At December 31,
	2017		2016		2015		2014		2013
(In thousands)	Amount	% (3)	Amount	% (3)	Amount	% (3)	Amount	% (3)	Amount	% (3)
Residential	$114,295	2.55	$119,391	2.81	$134,448	3.31	$141,982	4.05	$142,413	4.24
Consumer	45,436	1.75	45,673	1.70	48,425	1.79	50,249	1.97	52,092	2.05
Commercial (1)	61,673	0.59	58,464	0.58	89,817	1.01	126,563	1.61	146,428	2.15
Total recorded investment of TDR (2)	$221,404	1.26	$223,528	1.31	$272,690	1.74	$318,794	2.29	$340,933	2.68

(1)	Consists of commercial, commercial real estate and equipment financing loans and leases.

(2)	Excludes accrued interest receivable of $0.1 million, $0.7 million, $1.1 million, $1.4 million and $1.0 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Represents the balance of TDR as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.
Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of the loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of December 31, 2017.
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

•
Loans and leases that are not considered impaired and have similar risk characteristics, are segmented into homogeneous pools and modeled using quantitative methods. The Company's loss estimate for its commercial portfolios utilizes an expected loss methodology that is based on probability of default (PD) and loss given default (LGD) models. The PD and LGD models are based on borrower and facility risk ratings assigned to each loan and are updated throughout the year as the borrower's financial condition changes. PD and LGD models are derived using the Company's portfolio specific historic data and are refreshed annually. Residential and consumer portfolio loss estimates are based on roll rate models that utilize the Company's historic delinquency and default data. For each segmentation the loss estimates incorporate a loss emergence period (LEP) model which represents an amount of time between when a loss event first occurs to when it is charged-off. A LEP is determined for each loan type based on the Company's historical experience and is reassessed at least annually.

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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The Company periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
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
At December 31, 2017 the ALLL was $200.0 million compared to $194.3 million at December 31, 2016. The increase of $5.7 million in the reserve at December 31, 2017 compared to December 31, 2016 is primarily due to growth in both commercial banking and community banking portfolios partially offset by lower reserves on impaired loans in the residential and home-equity loan portfolios. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, remained at 1.14% at December 31, 2017 as compared to 1.14% at December 31, 2016, and reflects an updated assessment of inherent losses and impaired reserves conducted throughout the year. ALLL as a percentage of non-performing loans and leases increased to 158.00% at December 31, 2017 from 144.98% at December 31, 2016 due to lower non-accrual loans.

The following table provides an allocation of the ALLL by portfolio segment:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$19,058	0.42	$23,226	0.55	$25,876	0.64	$25,452	0.73	$23,027	0.69
Consumer	36,190	1.40	45,233	1.68	42,052	1.56	43,518	1.71	41,951	1.65
Commercial	89,533	1.67	71,905	1.46	59,977	1.39	47,068	1.26	46,655	1.42
Commercial real estate	49,407	1.09	47,477	1.05	41,598	1.04	37,148	1.05	36,754	1.20
Equipment financing	5,806	1.06	6,479	1.02	5,487	0.91	6,078	1.13	4,186	0.91
Total ALLL	$199,994	1.14	$194,320	1.14	$174,990	1.12	$159,264	1.15	$152,573	1.20

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at December 31, 2017 decreased $4.2 million compared to December 31, 2016. The year-over-year decrease is primarily attributable to reduction in the impaired loan reserves partially offset by loan growth of $236.2 million.
The ALLL reserve allocated to the consumer portfolio at December 31, 2017 decreased $9.0 million compared to December 31, 2016. The year-over-year decrease is primarily attributable to improved credit quality and a decrease in loans of $94.3 million.
The ALLL reserve allocated to the commercial portfolio at December 31, 2017 increased $17.6 million compared to December 31, 2016. The year-over-year increase is primarily attributable to a $427.8 million increase in loans during the year and asset quality migration.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2017 increased $1.9 million compared to December 31, 2016. The year-over-year increase is primarily attributable to loan growth of $13.0 million, partially offset by an improvement in asset quality.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2017 decreased $0.7 million compared to December 31, 2016. The year-over-year decrease is primarily attributable to a reduction in the loan balance of $85.4 million.

The following table provides detail of activity in the ALLL:

	At or for the years ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Beginning balance	$194,320	$174,990	$159,264	$152,573	$177,129
Provision	40,900	56,350	49,300	37,250	33,500
Charge-offs:
Residential	(2,500)	(4,636)	(6,508)	(6,214)	(11,592)
Consumer	(24,447)	(20,669)	(17,679)	(20,712)	(29,037)
Commercial	(8,147)	(18,360)	(11,522)	(13,668)	(19,126)
Commercial real estate	(9,275)	(2,682)	(7,578)	(3,237)	(15,425)
Equipment financing	(558)	(565)	(273)	(595)	(279)
Total charge-offs	(44,927)	(46,912)	(43,560)	(44,426)	(75,459)
Recoveries:
Residential	1,024	1,756	875	1,324	1,402
Consumer	6,037	5,343	4,366	5,055	6,185
Commercial	2,358	1,626	2,738	4,369	5,123
Commercial real estate	165	631	647	885	1,648
Equipment financing	117	536	1,360	2,234	3,045
Total recoveries	9,701	9,892	9,986	13,867	17,403
Net charge-offs
Residential	(1,476)	(2,880)	(5,633)	(4,890)	(10,190)
Consumer	(18,410)	(15,326)	(13,313)	(15,657)	(22,852)
Commercial	(5,789)	(16,734)	(8,784)	(9,299)	(14,003)
Commercial real estate	(9,110)	(2,051)	(6,931)	(2,352)	(13,777)
Equipment financing	(441)	(29)	1,087	1,639	2,766
Net charge-offs	(35,226)	(37,020)	(33,574)	(30,559)	(58,056)
Ending balance	$199,994	$194,320	$174,990	$159,264	$152,573
Net charge-offs for the years ended December 31, 2017 and 2016 were $35.2 million and $37.0 million, respectively. Net charge-offs decreased by $1.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in net charge-off activity is primarily due to improved asset quality in commercial loans, partially offset by a large charge-off in commercial real estate.
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Years ended December 31,
	2017	2016	2015	2014	2013
Residential	0.03%	0.07%	0.15%	0.14%	0.31%
Consumer	0.70	0.56	0.51	0.61	0.89
Commercial	0.11	0.36	0.22	0.26	0.46
Commercial real estate	0.20	0.05	0.18	0.07	0.48
Equipment financing	0.07	—	(0.20)	(0.34)	(0.67)
Total net charge-offs to total average loans and leases	0.20%	0.23%	0.23%	0.23%	0.47%
Reserve for Unfunded Credit Commitments
A reserve for unfunded credit commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. Reserve calculation factors are consistent with the ALLL methodology for funded loans using the LGD, PD, probability of default, and a draw down factor applied to the underlying borrower risk and facility grades.
The following tables provide detail of activity in the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Beginning balance	$2,287	$2,119	$5,151	$4,384	$5,662
Provision (benefit) (1)	75	168	(3,032)	767	(1,278)
Ending balance	$2,362	$2,287	$2,119	$5,151	$4,384

(1)
See Note 20: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained elsewhere in this report for information regarding a change in the draw down factor estimation for 2015.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $100.9 million at December 31, 2017 and $143.9 million at December 31, 2016 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $4.8 million in dividends from the FHLB Boston during 2017.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. A FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both December 31, 2017 and December 31, 2016, Webster Bank held $50.7 million of FRB of Boston capital stock. The semi-annual dividend payment from the FRB is calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend. Webster Bank received $1.2 million in dividends from the FRB of Boston during 2017.
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
Total deposits were $21.0 billion, $19.3 billion, and $18.0 billion at December 31, 2017, 2016, and 2015, respectively, with time deposits that meet or exceed the FDIC limit, presently $250 thousand, representing approximately 2.7%, 2.5%, and 2.0%, respectively, of total deposits.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$4,079,493		$3,853,700		$3,564,751
Interest-bearing:
Checking	2,601,962	0.07%	2,422,862	0.07%	2,245,015	0.06%
Health savings accounts	4,839,988	0.20	4,150,733	0.23	3,561,900	0.24
Money market	2,488,422	0.61	2,279,301	0.36	2,076,770	0.23
Savings	4,418,032	0.23	4,219,681	0.19	3,962,364	0.18
Time deposits	2,137,574	1.19	2,027,029	1.11	2,138,778	1.15
Total interest-bearing	16,485,978	0.38	15,099,606	0.33	13,984,827	0.33
Total average deposits	$20,565,471	0.30%	$18,953,306	0.26%	$17,549,578	0.26%
Total average deposits increased $1.6 billion, or 8.5%, in 2017 compared to 2016 and increased $1.4 billion, or 8.0%, in 2016 compared to 2015. The increase was driven by continued growth in health savings account deposits. Additionally, there has also been steady growth in all core deposit categories.
For additional information, see Note 9: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The following table presents time deposits with a denomination of $100 thousand or more at December 31, 2017 by maturity periods:

(In thousands)
Due within 3 months	$291,993
Due after 3 months and within 6 months	217,318
Due after 6 months and within 12 months	252,984
Due after 12 months	646,843
Time deposits with a denomination of $100 thousand or more	$1,409,138
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At December 31, 2017 and December 31, 2016, FHLB advances totaled $1.7 billion and $2.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.6 billion and $1.2 billion at December 31, 2017 and December 31, 2016, respectively. Webster Bank also had additional borrowing capacity from the FRB of $0.5 billion and $0.6 billion at December 31, 2017 and December 31, 2016, respectively. In addition, unpledged securities of $4.4 billion at December 31, 2017 could have been used to increase borrowing capacity by $4.1 billion with the FHLB, by $4.2 billion with the FRB, or alternatively used to collateralize other borrowings such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $2.5 billion, $4.0 billion and $4.0 billion, and represented 9.6%, 15.4% and 16.4% of total assets at December 31, 2017, 2016 and 2015, respectively. For additional information, see Note 10: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,764,347	1.72%	$2,413,309	1.20%	$2,084,496	1.10%
Securities sold under agreements to repurchase	695,922	1.79	744,957	1.82	842,207	1.93
Federal funds	180,738	1.06	202,901	0.46	302,756	0.21
Long-term debt	225,639	4.60	225,607	4.42	226,292	4.27
Total average borrowings	$2,866,646	1.92%	$3,586,774	1.49%	$3,455,751	1.43%
Total average borrowings decreased $720.1 million, or 20.1%, in 2017 compared to 2016 and increased $131.0 million, or 3.8%, in 2016 compared to 2015. The decrease in 2017 compared to 2016 was primarily due to a decrease in FHLB borrowings. The increase in 2016 compared to 2015 was due an increase in FHLB borrowings. Average borrowings represented 10.9%, 14.2%, and 14.7% of average total assets for December 31, 2017, 2016, and 2015, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$288,269	0.17%	$340,526	0.16%	$334,400	0.15%
Average during year	310,853	0.18	321,460	0.16	325,015	0.15
Highest month-end balance during year	335,902	—	365,361	—	409,756	—
Federal funds:
At end of year	55,000	1.37	209,000	0.60	317,000	0.39
Average during year	180,738	1.06	202,893	0.46	302,756	0.21
Highest month-end balance during year	182,000	—	294,000	—	479,000	—

The following table summarizes contractual obligations to make future payments as of December 31, 2017:

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$—	$—	$150,000	$150,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	1,150,000	318,026	200,170	8,909	1,677,105
Securities sold under agreements to repurchase	588,269	—	—	—	588,269
Fed funds purchased	55,000	—	—	—	55,000
Deposits with stated maturity dates	1,381,899	930,509	155,873	127	2,468,408
Operating leases	29,181	54,289	45,437	77,541	206,448
Purchase obligations	47,614	72,309	8,142	—	128,065
Total contractual obligations	$3,251,963	$1,375,133	$409,622	$313,897	$5,350,615

(1)	Amounts for borrowings do not include interest. Amounts for leases are reflected as specified in the underlying contracts.
The Company also has the following obligations which have been excluded from the above table:

•	unfunded commitments remaining for particular investments in private equity funds of $9.1 million, for which neither the payment timing, nor eventual obligation is certain;

•
credit related financial instruments with contractual amounts totaling $5.8 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and

•	liabilities for UTPs totaling $5.5 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
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
Holding Company Liquidity. Webster’s primary source of liquidity at the Holding Company level is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 contained elsewhere in this report. At December 31, 2017, there was $368.8 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. Webster Bank paid $120.0 million in dividends to the Holding Company during the year ended December 31, 2017.
The Company has a common stock repurchase program authorized by the Board of Directors, with $103.9 million of remaining repurchase authority at December 31, 2017. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2017, a total of 434,227 shares of common stock were repurchased at a cost of approximately $23.3 million, of which 222,000 shares were purchased under the common stock repurchase program at a cost of approximately$11.6 million, and 212,227 shares were purchased related to stock compensation plan activity at a cost of approximately $11.7 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, consisting of demand, checking, savings, health savings, and money market accounts. The primary use of this funding is for loan portfolio growth. Webster Bank had a loan to total deposit ratio of 83.5% and 88.2% at December 31, 2017 and December 31, 2016, respectively.
Webster Bank is required by regulations adopted by the OCC to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2017. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2017, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well capitalized institution. See Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2017, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100 and 200 and 300 basis points, as well as twist shocks of plus and minus 50 and 100 basis points. Economic value, or equity at risk, limits are set for parallel shocks in interest rates of plus and minus 100 200 and 300 basis points. Based on the near historic lows in short-term interest rates at December 31, 2016, the declining interest rate scenarios of minus 100 basis points or more for both earnings at risk and equity at risk were temporarily suspended by ALCO policy. During the year ended December 31, 2017, these declining interest rate scenarios were re-instituted. The results of these re-instituted minus rate scenarios are outside of the established interest rate risk limits due to the impact of deposit floors. Due to the low probability of occurrence and the current level of rates, the Board has approved a temporary exception to policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term scenarios of up to four years in the future.
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
The equity at risk simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The Base Case rate scenario, against which all others are compared, uses the month-end London Interbank Offered Rate (LIBOR)/Swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the Base Case.
Cash flows for all instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a collateralized mortgage obligation database. Instruments with explicit options such as caps, floors, puts and calls, and implicit options such as prepayment and early withdrawal ability require such a rate and cash flow modeling approach to more accurately quantify value and risk. On the asset side, risk is impacted the most by mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in low rate environments. Floating-rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor there is a limit on how low the interest rate can fall. As market rates rise, however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor. On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Implicit floors on deposits, based on historical data, are modeled. Webster Bank also has the option to change the interest rate paid on these deposits at any time.
Webster's earnings at risk model incorporates net interest income (NII) and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, servicing rights, cash management fees, and derivative mark-to-market adjustments.
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

The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting December 31, 2017 and December 31, 2016, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2017	N/A	(5.9)%	3.4%	6.4%
December 31, 2016	N/A	N/A	2.4%	4.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2017 and December 31, 2016, might have on Webster’s pre-tax, pre-provision net revenue (PPNR) for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2017	N/A	(10.4)%	5.3%	9.9%
December 31, 2016	N/A	N/A	2.9%	6.3%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2016 assumed a Fed Funds rate of 0.75%, while the flat rate scenario as of December 31, 2017 assumed a Fed Funds rate of 1.50%. Asset sensitivity for both NII and PPNR on December 31, 2017 was higher as compared to December 31, 2016, primarily due to growth in deposits, mainly health savings accounts, a reduction in borrowings, and loans moving further away from floors.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in income might have on Webster’s NII for the subsequent twelve month period starting December 31, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2017	(8.5)%	(4.3)%	2.0%	3.9%	(3.9)%	(1.7)%	1.3%	2.3%
December 31, 2016	N/A	N/A	1.2%	2.3%	(3.8)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2017 and December 31, 2016:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2017	(14.8)%	(7.5)%	2.9%	5.7%	(4.8)%	(2.2)%	2.2%	4.0%
December 31, 2016	N/A	N/A	1.4%	2.7%	(5.6)%	(2.1)%	1.7%	3.7%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR increased from December 31, 2016 due to higher forecasted health savings accounts and demand deposit balances.
Sensitivity to increases in the long end of the yield curve was more positive than December 31, 2016 in PPNR due to higher market interest rates and the resulting decreased forecast prepayment speeds in the residential loan and investment portfolios. Sensitivity to decreases in the long end of the yield curve was less negative than at December 31, 2016 in PPNR due to decreased forecasted prepayment speeds in the residential loan and investment portfolios.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2017 and December 31, 2016 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2017
Assets	$26,487,645	$25,971,043	$505,148	$(631,744)
Liabilities	23,785,687	22,509,322	729,967	(624,789)
Net	$2,701,958	$3,461,721	$(224,819)	$(6,955)
Net change as % base net economic value				(0.2)%

At December 31, 2016
Assets	$26,072,529	$25,527,648	N/A	$(633,934)
Liabilities	23,545,517	22,650,967	N/A	(555,854)
Net	$2,527,012	$2,876,681	N/A	$(78,080)
Net change as % base net economic value				(2.7)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no or minimal changes (positive or negative) in estimated economic value for a small change in interest rates, however, larger rate movements typically result in a measurable level of price sensitivity. Webster's duration gap was negative 0.9 years at December 31, 2017 when measured using 50 basis point changes in rates. At December 31, 2016, the duration gap was a negative 0.4 years. During 2017 changes in long term market rates impacted forecast prepayment speeds in the residential loan and investment portfolios resulting in an extension of asset duration. Rising market rate shortened the duration of liabilities but the shortening was partially offset due to the growth of health savings accounts and demand deposits. Combining the two effects resulted in the narrowing of the duration gap in 2017. An increase of 100 basis points would result in a slightly positive duration gap. A positive duration gap implies that liabilities are shorter than assets and, therefore, they have less price sensitivity than assets and will reset their interest rates faster than assets for a small change in interest rates leading to a decrease in net economic value when rates rise.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2017 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.

Hartford, Connecticut
March 1, 2018

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2017	2016
Assets:
Cash and due from banks	$231,158	$190,663
Interest-bearing deposits	25,628	29,461
Securities available-for-sale, at fair value	2,638,037	2,991,091
Investment securities held-to-maturity (fair value of $4,456,350 and $4,125,125)	4,487,392	4,160,658
Federal Home Loan Bank and Federal Reserve Bank stock	151,566	194,646
Loans held for sale (valued under fair value option $20,888 and $60,260)	20,888	67,577
Loans and leases	17,523,858	17,026,588
Allowance for loan and lease losses	(199,994)	(194,320)
Loans and leases, net	17,323,864	16,832,268
Deferred tax assets, net	92,630	84,391
Premises and equipment, net	130,001	137,413
Goodwill	538,373	538,373
Other intangible assets, net	29,611	33,674
Cash surrender value of life insurance policies	531,820	517,852
Accrued interest receivable and other assets	286,677	294,462
Total assets	$26,487,645	$26,072,529
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,191,496	$4,021,061
Interest-bearing	16,802,233	15,282,796
Total deposits	20,993,729	19,303,857
Securities sold under agreements to repurchase and other borrowings	643,269	949,526
Federal Home Loan Bank advances	1,677,105	2,842,908
Long-term debt	225,767	225,514
Accrued expenses and other liabilities	245,817	223,712
Total liabilities	23,785,687	23,545,517
Shareholders’ equity:
Preferred stock, $.01 par value: Authorized - 3,000,000 shares;
Series F issued and outstanding (6,000 shares at December 31, 2017)	145,056	—
Series E issued and outstanding (5,060 shares at December 31, 2016)	—	122,710
Common stock, $.01 par value: Authorized - 200,000,000 shares;
Issued (93,680,291 and 93,651,601 shares)	937	937
Paid-in capital	1,122,164	1,125,937
Retained earnings	1,595,762	1,425,320
Treasury stock, at cost (1,658,526 and 1,899,502 shares)	(70,430)	(70,899)
Accumulated other comprehensive loss, net of tax	(91,531)	(76,993)
Total shareholders' equity	2,701,958	2,527,012
Total liabilities and shareholders' equity	$26,487,645	$26,072,529
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2017	2016	2015
Interest Income:
Interest and fees on loans and leases	$708,566	$621,028	$552,441
Taxable interest and dividends on securities	181,131	180,346	190,061
Non-taxable interest on securities	22,874	19,090	15,948
Loans held for sale	1,034	1,449	1,590
Total interest income	913,605	821,913	760,040
Interest Expense:
Deposits	62,253	49,858	46,031
Securities sold under agreements to repurchase and other borrowings	14,365	14,528	16,861
Federal Home Loan Bank advances	30,320	29,033	22,858
Long-term debt	10,380	9,981	9,665
Total interest expense	117,318	103,400	95,415
Net interest income	796,287	718,513	664,625
Provision for loan and lease losses	40,900	56,350	49,300
Net interest income after provision for loan and lease losses	755,387	662,163	615,325
Non-interest Income:
Deposit service fees	151,137	140,685	135,057
Loan and lease related fees	26,448	26,581	25,594
Wealth and investment services	31,055	28,962	32,486
Mortgage banking activities	9,937	14,635	7,795
Increase in cash surrender value of life insurance policies	14,627	14,759	13,020
Gain on sale of investment securities, net	—	414	609
Impairment loss on securities recognized in earnings	(126)	(149)	(110)
Other income	26,400	38,591	23,326
Total non-interest income	259,478	264,478	237,777
Non-interest Expense:
Compensation and benefits	359,926	332,127	297,517
Occupancy	60,490	61,110	48,836
Technology and equipment	89,464	79,882	80,813
Intangible assets amortization	4,062	5,652	6,340
Marketing	17,421	19,703	16,053
Professional and outside services	16,858	14,801	11,156
Deposit insurance	25,649	26,006	24,042
Other expense	87,205	83,910	70,584
Total non-interest expense	661,075	623,191	555,341
Income before income tax expense	353,790	303,450	297,761
Income tax expense	98,351	96,323	93,032
Net income	255,439	207,127	204,729
Preferred stock dividends and other	(8,608)	(8,704)	(9,368)
Earnings applicable to common shareholders	$246,831	$198,423	$195,361

Earnings per common share:
Basic	$2.68	$2.17	$2.15
Diluted	2.67	2.16	2.13
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2017	2016	2015
Net income	$255,439	$207,127	$204,729
Other comprehensive (loss) income, net of tax:
Total available-for-sale and transferred securities	(7,590)	(9,069)	(22,828)
Total derivative instruments	4,565	5,912	2,550
Total defined benefit pension and postretirement benefit plans	4,135	4,270	(1,567)
Other comprehensive income (loss), net of tax	1,110	1,113	(21,845)
Comprehensive income	$256,549	$208,240	$182,884
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2014	$151,649	$936	$1,127,534	$1,202,251	$(103,294)	$(56,261)	$2,322,815
Net income	—	—	—	204,729	—	—	204,729
Other comprehensive loss, net of tax	—	—	—	—	—	(21,845)	(21,845)
Dividends and dividend equivalents declared on common stock $0.89 per share	—	—	119	(81,316)	—	—	(81,197)
Dividends on Series A preferred stock $21.25 per share	—	—	—	(615)	—	—	(615)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Common stock issued	—	1	(1)	—	—	—	—
Preferred stock conversion	(28,939)	—	(3,429)	—	32,368	—	—
Stock-based compensation, net of tax impact	—	—	2,906	(1,005)	11,046	—	12,947
Exercise of stock options	—	—	(2,781)	—	5,841	—	3,060
Common shares acquired related to stock compensation plan activity	—	—	—	—	(5,251)	—	(5,251)
Common stock repurchase program	—	—	—	—	(12,564)	—	(12,564)
Common stock warrants repurchased	—	—	(23)	—	—	—	(23)
Balance at December 31, 2015	122,710	937	1,124,325	1,315,948	(71,854)	(78,106)	2,413,960
Net income	—	—	—	207,127	—	—	207,127
Other comprehensive income, net of tax	—	—	—	—	—	1,113	1,113
Dividends and dividend equivalents declared on common stock $0.98 per share	—	—	149	(90,062)	—	—	(89,913)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Stock-based compensation, net of tax impact	—	—	2,976	403	10,713	—	14,092
Exercise of stock options	—	—	(1,350)	—	13,112	—	11,762
Common shares acquired related to stock compensation plan activity	—	—	—	—	(11,664)	—	(11,664)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at December 31, 2016	122,710	937	1,125,937	1,425,320	(70,899)	(76,993)	2,527,012
Adoption of ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from AOCI	—	—	—	15,648	—	(15,648)	—
Net income	—	—	—	255,439	—	—	255,439
Other comprehensive income, net of tax	—	—	—	—	—	1,110	1,110
Dividends and dividend equivalents declared on common stock $1.03 per share	—	—	168	(95,097)	—	—	(94,929)
Dividends on Series E preferred stock $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Dividends accrued on Series F preferred stock	—	—	—	(88)	—	—	(88)
Stock-based compensation, net of tax impact	—	—	—	2,636	11,548	—	14,184
Exercise of stock options	—	—	(3,941)	—	12,200	—	8,259
Common shares acquired related to stock compensation plan activity	—	—	—	—	(11,694)	—	(11,694)
Common stock repurchase program	—	—	—	—	(11,585)	—	(11,585)
Redemption of Series E preferred stock	(122,710)	—	—	—	—	—	(122,710)
Issuance of Series F preferred stock	145,056	—	—	—	—	—	145,056
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2017	2016	2015
Operating Activities:
Net income	$255,439	$207,127	$204,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	40,900	56,350	49,300
Deferred tax (benefit) expense	(9,074)	17,700	(15,513)
Depreciation and amortization	37,172	36,449	34,678
Amortization of earning assets and funding premium/discount, net	45,444	57,331	54,555
Stock-based compensation	12,276	11,438	10,935
Gain on sale, net of write-down, on foreclosed and repossessed assets	(784)	(976)	(311)
(Gain on sale) write-down, net on premises and equipment	(15)	397	(244)
Impairment loss on securities recognized in earnings	126	149	110
Gain on the sale of investment securities, net	—	(414)	(609)
Increase in cash surrender value of life insurance policies	(14,627)	(14,759)	(13,020)
Mortgage banking activities	(9,937)	(14,635)	(7,795)
Proceeds from sale of loans held for sale	333,027	438,925	452,590
Originations of loans held for sale	(287,634)	(452,886)	(449,048)
Net decrease (increase) in derivative contract assets net of liabilities	32,763	27,929	(6,489)
Gain on redemption of other assets	—	(7,331)	—
Net (increase) decrease in accrued interest receivable and other assets	(19,790)	54,269	(44,554)
Net increase (decrease) in accrued expenses and other liabilities	29,680	(18,918)	33,478
Net cash provided by operating activities	444,966	398,145	302,792
Investing Activities:
Net decrease (increase) in interest-bearing deposits	3,833	126,446	(23,212)
Purchases of available-for-sale securities	(660,106)	(980,870)	(903,240)
Proceeds from maturities and principal payments of available-for-sale securities	984,732	672,965	558,301
Proceeds from sales of available-for-sale securities	—	259,283	123,270
Purchases of held-to-maturity securities	(1,043,278)	(1,066,156)	(761,033)
Proceeds from maturities and principal payments of held-to-maturity securities	687,439	795,953	681,124
Net proceeds (purchase) of Federal Home Loan Bank stock	43,080	(6,299)	4,943
Alternative investments return of capital (capital call), net	873	(381)	458
Net increase in loans	(549,213)	(1,440,141)	(1,813,811)
Proceeds from loans not originated for sale	14,679	34,170	33,644
Purchase of life insurance policies	—	—	(50,000)
Proceeds from life insurance policies	746	—	3,912
Proceeds from the sale of foreclosed properties and repossessed assets	7,603	9,205	10,511
Proceeds from the sale of premises and equipment	3,357	1,550	650
Additions to premises and equipment	(28,546)	(40,731)	(36,115)
Proceeds from redemption of other assets	7,581	—	—
Acquisition of business, net cash acquired	—	—	1,396,414
Net cash used for investing activities	(527,220)	(1,635,006)	(774,184)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2017	2016	2015
Financing Activities:
Net increase in deposits	1,690,197	1,351,609	853,921
Contingent consideration	—	5,000	—
Proceeds from Federal Home Loan Bank advances	12,255,000	19,630,000	13,505,000
Repayments of Federal Home Loan Bank advances	(13,420,791)	(19,451,219)	(13,700,279)
Net decrease in securities sold under agreements to repurchase and other borrowings	(306,257)	(201,874)	(99,356)
Redemption of Series E preferred stock	(122,710)	—	—
Issuance of Series F preferred stock	145,056	—	—
Dividends paid to common shareholders	(94,630)	(89,522)	(80,964)
Dividends paid to preferred shareholders	(8,096)	(8,096)	(8,711)
Exercise of stock options	8,259	11,762	3,060
Excess tax benefits from stock-based compensation	—	3,204	2,338
Common stock repurchase program	(11,585)	(11,206)	(12,564)
Common shares acquired related to stock compensation plan activity	(11,694)	(11,664)	(5,251)
Common stock warrants repurchased	—	(163)	(23)
Net cash provided by financing activities	122,749	1,227,831	457,171
Net increase (decrease) in cash and due from banks	40,495	(9,030)	(14,221)
Cash and due from banks at beginning of period	190,663	199,693	213,914
Cash and due from banks at end of period	$231,158	$190,663	$199,693

Supplemental disclosure of cash flow information:
Interest paid	$114,046	$102,438	$95,428
Income taxes paid	109,059	80,143	106,991
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$8,972	$6,769	$8,714
Transfer of loans from portfolio to loans held for sale	7,234	39,383	585
Deposits assumed in business acquisition	—	—	1,446,899
Preferred stock conversion	—	—	28,939
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At December 31, 2017, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
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
Variable Interest Entities
A variable interest entity (VIE) is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that’s consistent with their investment in the entity. The Company evaluates each VIE to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE.
The Company will consolidate the VIE if it has:

•	the power to direct the activities of the VIE that most significantly affect the VIE's economic performance; and

•	an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.
See Note 2: Variable Interest Entities for further information.
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
Investment Securities
Investment securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any classification change subsequent to trade date is reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income according to a constant yield methodology, with consideration given to prepayment assumptions on mortgage backed securities. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (OCI)/other comprehensive loss (OCL). Securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the time of transfer, and the respective gain or loss is recorded as a separate component of OCI/OCL and amortized as an adjustment to interest income over the remaining life of the security.
Securities classified as available-for-sale or held-to-maturity and in an unrealized loss position are evaluated for OTTI on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, and the amount of the unrealized loss. If the Company intends to sell the security or it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis, the security is written down to fair value, and the loss is recognized in non-interest income in the accompanying Consolidated Statements of Income. If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of the unrealized loss is recorded as an impairment charge to a debt security and recognized as a loss. The remaining loss component would be recorded to accumulated other comprehensive loss, net of tax (AOCL) in the accompanying Consolidated Balance Sheets. The entire amount of an unrealized loss position of an equity security that is considered OTTI is recorded as an impairment loss in non-interest income in the accompanying Consolidated Statements of Income.
The specific identification method is used to determine realized gains and losses on sales of securities. See Note 3: Investment Securities for further information.
Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of the FHLB of Boston and FRB of Boston. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Membership stock is reviewed for impairment as economic circumstances warrant special review.
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
Gains or losses on the sale of loans held for sale are recorded as mortgage banking activities. Cash flows from sale of loans made by the Company that were acquired specifically for resale are presented as operating cash flows. All other cash flows from sale of loans are presented as investing cash flows. See Note 5: Transfers of Financial Assets for further information.

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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any other assets obtained or liabilities incurred in exchange for the transferred assets.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. See Note 5: Transfers of Financial Assets for further information.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unearned income, unamortized premiums and discounts, and deferred loan and lease fees/costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans and leases adjusted for prepayments when applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Prepayment fees are recognized in non-interest income. Cash flows from loans and leases are presented as investing cash flows.
Loans and leases are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful, generally when principal or interest payments become 90 days delinquent, unless the loan or lease is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate loans, excluding loans fully insured against loss and in the process of collection, and consumer loans are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. A charge-off for the balance in excess of the fair value of the collateral less cost to sell, is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Residential loans that are more than 90 days past due, fully insured against loss, and in the process of collection, remain accruing and are reported as 90 days or more past due and accruing. Commercial, commercial real estate loans, and equipment finance loans or leases are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
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
Allowance for Loan and Lease Losses
The ALLL is a reserve established through a provision for loan and lease losses charged to expense and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in losses, current portfolio quality, and present economic, political, and regulatory conditions. The ALLL may be allocated for specific portfolio segments; however, the entire allowance balance is available to absorb credit losses inherent in the total loan and lease portfolio. A charge-off is recorded when all or a portion of the loan or lease is deemed to be uncollectible. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity, and other external factors.
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
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential, consumer loans and small business loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all TDR are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for the entire term of the loan, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans and leases, or portions thereof, are charged off when deemed uncollectible. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy, and the likelihood of collecting scheduled principal and interest payments. The current or weighted-average (for multiple notes within a commercial borrowing arrangement) interest rate of the loan is used as the discount rate, for determining net present value of the loan evaluated for impairment, when the interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation. See Note 4: Loans and Leases for further information.
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for funded loans using the PD, LGD, and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 20: Commitments and Contingencies for further information.
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
The Company’s policy is to place consumer loan TDR, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDR are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. The Company’s loan and lease portfolio includes loans that have been restructured into an A-Note/B-Note structure as a result of evaluating the cash flow of the borrowers to support repayment. Following these restructurings, Webster immediately charged off the balances of the B-Notes. The restructuring agreements specify a market interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. See Note 4: Loans and Leases for further information.

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
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

	Minimum		Maximum
Building and Improvements	5	-	40	years
Leasehold improvements	5	-	20	years (or term or lease, if shorter)
Fixtures and equipment	5	-	10	years
Data processing and software	3	-	7	years

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
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Core deposit and customer relationship intangible assets are amortized over their estimated useful lives. See Note 7: Goodwill and Other Intangible Assets for further information.
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

Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred investment securities and the transfer meets the other criteria for such accounting. Obligations to repurchase the sold investment securities are reflected as a liability in the accompanying Consolidated Balance Sheets. The investment securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, which may sell, loan, or otherwise hypothecate such securities to other parties in the normal course of their operations, agree to resell to Webster the same securities at the maturity date of the agreements. The investment securities underlying the agreements with Bank customers are pledged; however, the customer does not have ability to hypothecate the underlying securities. See Note 10: Borrowings for further information.
Share-Based Compensation
Webster maintains stock compensation plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Share-based compensation cost is recognized over the vesting period, is based on the grant-date fair value, net of a reduction for estimated forfeitures which is adjusted for actual forfeitures as they occur, and is reported as a component of compensation and benefits expense. Awards are generally subject to a 3-year vesting period, while certain conditions provide for a 1-year vesting period. Excess tax benefits result when tax return deductions exceed recognized compensation cost determined using the grant-date fair value approach for financial statement purposes.
For time-based restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant. For performance-based restricted stock awards, fair value is measured using the Monte Carlo valuation methodology, which provides for the 3-year performance period. Awards ultimately vest in a range from zero to 150% of the target number of shares under the grant. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. For stock option awards the Black-Scholes Option-Pricing Model was used to measure fair value at the date of grant.
Dividends are paid on the time-based shares upon grant and are non-forfeitable, while dividends are accrued on the performance-based awards and paid on earned shares when the performance target is met. See Note 18: Share-Based Plans for further information.
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
Interest Rate Swap Agreements. For asset/liability management purposes, the Company may use interest rate swaps or interest rate caps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period of time. The notional amount on which the interest payments are based is not exchanged. Swap agreements entered into for hedge purposes are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed-rate (cash flow hedge), or convert a portion of its fixed-rate debt to a variable-rate (fair value hedge).
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
Counterparty Credit Risk. The Company's exposure from bilateral, non-cleared derivatives is collateralized and subject to daily margin call settlements. Credit exposure related to non-cleared derivatives may be offset by the amount of collateral pledged by the counterparty. The Company's credit exposure on interest rate swaps consists of the net favorable value plus interest payments of all swaps by each of the counterparties.
Cleared derivative transactions are with our selected clearing exchange, Chicago Mercantile Exchange, and exposure is settled to market on a daily basis. There is additional credit exposure related to initial margin collateral pledged to Chicago Mercantile Exchange at trade execution.
In accordance with Webster policies, institutional counterparties are underwritten and approved through the Company’s independent credit approval process. The Company evaluates the credit risk of its counterparties, taking into account such factors as the likelihood of default, its net exposures, and remaining contractual life, among other things, in determining if any adjustments related to credit risk are required. See Note 15: Derivative Financial Instruments for further information.

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
In December 2016, the Company elected to change the approach to estimating service and interest components of net periodic pension cost for the retirement benefit plans. Effective January 2017, a full yield curve approach was utilized to measure the benefit obligation. The Company changed to the new estimate method to improve the correlation between projected benefit cash flows and the corresponding yield spot rates and to provide a more precise measurement of service and interest costs.
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
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The Update issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive loss, net of tax to retained earnings resulting from the Tax Act.
The Update is effective for the Company on January 1, 2019 and early adoption is permitted. The Company elected to early adopt the Update during the fourth quarter 2017. As a result, the Company reclassified $15.6 million from accumulated other comprehensive loss, net of tax to retained earnings.
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
The Update is effective for the Company on January 1, 2019 and early adoption is permitted. The Company is in the process of assessing all potential impacts of the standard including the potential to early adopt the Update.
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
The Update is effective for the Company on January 1, 2019 and early adoption is permitted. The Company is evaluating the potential to early adopt the Update.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The Update requires the Company to retrospectively report service cost as part of compensation expense and the other components of net periodic benefit cost separately from service cost in the Company's Consolidated Statements of Income. The Company currently includes all components of net periodic benefit cost in "compensation and benefits" expense in the Consolidated Statements of Income. Upon adoption of this Update in the first quarter 2018, only service cost will remain in compensation and benefits expense, and the other components (interest cost on benefit obligations, expected return on plan assets, amortization of prior service cost, and recognized net loss) will be included in "other expense" in the Consolidated Statements of Income.
The other components of net periodic benefit cost were $3.4 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.
The Update simplifies quantitative goodwill impairment testing by requiring entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.
This changes current guidance by eliminating the second step to the goodwill impairment analysis which involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. Entities will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
The update must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its financial statements.
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
The Update will be implemented using a retrospective transition approach during the first quarter 2018, and will not have a significant impact on the Company's financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.
Current GAAP requires an "incurred loss" methodology for recognizing credit losses. This approach delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the "probable" threshold.
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
The Change from an "incurred loss" method to an "expected loss" method represents a fundamental shift from existing GAAP, and is likely to result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has formalized a cross functional steering committee comprised of members from different disciplines including Credit, Finance and Treasury as well as specific working groups to focus on key components of the development process. In addition, through one of the working groups, the Company has begun to evaluate the effect that this Update will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, accounting, and governance. These work streams are collectively assessing resources that may be required, use of existing and new models, data availability, and system solutions to facilitate implementation. The Update will be effective for the Company on January 1, 2020. While we are currently unable to reasonably estimate the impact of adopting the Update, we expect the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the economic conditions as of the adoption date.

ASU No. 2016-02, Leases (Topic 842).
The Update introduces a lessee model that brings most leases onto the balance sheet. The Update also aligns certain of the underlying principles of the new lessor model with those in ASC 606 "Revenue from Contracts with Customers", the FASB’s new revenue recognition standard (e.g., evaluating how collectability should be considered and determining when profit can be recognized).
Furthermore, the Update addresses other concerns including the elimination of the required use of bright-line tests for determining lease classification. Lessors are required to provide additional transparency into the exposure to the changes in value of their residual assets and how they manage that exposure.
The Update is effective for the Company on January 1, 2019. A modified retrospective transition approach is required for leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements.
The Company is in the early assessment stage and will continue to review the existing lease portfolio to evaluate the impact of the new accounting guidance on the financial statements.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
This Update included targeted amendments in connection with the recognition, measurement, presentation and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. With the exception of disclosure requirements that will be adopted prospectively, the Update must be adopted on a modified retrospective basis.
The Update also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. The Company will adopt the Update during the first quarter of 2018 and will not have a material impact on the Company's financial statements.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Also, subsequent ASUs issued to clarify this Topic.
In May 2014, the FASB issued new accounting guidance for recognizing revenue from contracts with customers, which is effective on January 1, 2018. ASU 2014-09 and subsequent related updates establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The Update is intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Update is effective for the first quarter of 2018, and can be adopted through either a full retrospective transition, or a modified retrospective transition approach.
The Update excludes the Company's revenue associated with net interest income, and certain non-interest income line items (loan and lease related fees, mortgage banking activities, increase in cash surrender value of life insurance policies, gain on sale of investment securities, net, impairment loss on securities recognized in earnings, and a majority of other income). As a result a substantial amount of the Company's revenue will not be affected.
The Company's deposit service fees, wealth and investment services, and certain other non-interest income line items are within the scope of the Update. The Update will require the Company to change how we present certain recurring revenue streams within wealth and investment services and other insignificant components of non-interest income; however, these changes will not have a significant impact on the Company's financial statements. The Update is effective for the first quarter of 2018. The Company will adopt the Update using the modified retrospective transition approach effective January 1, 2018. The adoption will not have a material impact on the Company's financial statements related to timing of revenue recognition, however, certain immaterial changes are expected in presentation.

Note 2: Variable Interest Entities
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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The investment securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO, and single issuer-trust preferred. The Company has not provided financial or other support with respect to these investment securities other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. Refer to Note 3: Investment Securities for additional information.
Tax Credit - Finance Investments. The Company makes equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as Webster is not involved in its management. For these investments, the Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
At December 31, 2017 and December 31, 2016, the aggregate carrying value of the Company's tax credit-finance investments were $33.5 million and $22.8 million, respectively, which represents the Company's maximum exposure to loss. At December 31, 2017 and December 31, 2016, unfunded commitments have been recognized, totaling $17.3 million and $14.0 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust, is a VIE in which the Company is not the primary beneficiary and therefore, is not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt in the accompanying Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt in the accompanying Consolidated Statements of Income.
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
At December 31, 2017 and December 31, 2016, the aggregate carrying value of the Company's other investments in VIEs was $13.8 million and $12.3 million, respectively, and the maximum exposure to loss of the Company's other investments in VIEs, including unfunded commitments, was $22.9 million and $19.9 million, respectively. Refer to Note 16: Fair Value Measurements for additional information.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Investments are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.

Note 3: Investment Securities
A Summary of the amortized cost and fair value of investment securities is presented below:

	At December 31,
	2017				2016
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$1,247	$—	$—	$1,247	$734	$—	$—	$734
Agency CMO	308,989	1,158	(3,814)	306,333	419,865	3,344	(3,503)	419,706
Agency MBS	1,124,960	2,151	(19,270)	1,107,841	969,460	4,398	(19,509)	954,349
Agency CMBS	608,276	—	(20,250)	588,026	587,776	63	(14,567)	573,272
CMBS	358,984	2,157	(74)	361,067	473,974	4,093	(702)	477,365
CLO	209,075	910	(134)	209,851	425,083	2,826	(519)	427,390
Single issuer-trust preferred	7,096	—	(46)	7,050	30,381	—	(1,748)	28,633
Corporate debt	56,504	797	(679)	56,622	108,490	1,502	(350)	109,642
Total available-for-sale	$2,675,131	$7,173	$(44,267)	$2,638,037	$3,015,763	$16,226	$(40,898)	$2,991,091
Held-to-maturity:
Agency CMO	$260,114	$664	$(4,824)	$255,954	$339,455	$1,977	$(3,824)	$337,608
Agency MBS	2,569,735	16,989	(37,442)	2,549,282	2,317,449	26,388	(41,768)	2,302,069
Agency CMBS	696,566	—	(10,011)	686,555	547,726	694	(1,348)	547,072
Municipal bonds and notes	711,381	8,584	(6,558)	713,407	655,813	4,389	(25,749)	634,453
CMBS	249,273	2,175	(620)	250,828	298,538	4,107	(411)	302,234
Private Label MBS	323	1	—	324	1,677	12	—	1,689
Total held-to-maturity	$4,487,392	$28,413	$(59,455)	$4,456,350	$4,160,658	$37,567	$(73,100)	$4,125,125

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
The following table presents the changes in OTTI:

	Years ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$3,243	$3,288	$3,696
Reduction for securities sold or called	(2,005)	(194)	(518)
Additions for OTTI not previously recognized	126	149	110
Ending balance	$1,364	$3,243	$3,288

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual securities with an unrealized loss, aggregated by investment security type and length of time that the individual securities have been in a continuous unrealized loss position:

	At December 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$81,001	$(449)	$119,104	$(3,365)	27	$200,105	$(3,814)
Agency MBS	416,995	(2,920)	606,021	(16,350)	135	1,023,016	(19,270)
Agency CMBS	54,182	(851)	533,844	(19,399)	36	588,026	(20,250)
CMBS	23,869	(74)	—	—	6	23,869	(74)
CLO	56,335	(134)	—	—	3	56,335	(134)
Single issuer-trust preferred	7,050	(46)	—	—	1	7,050	(46)
Corporate debt	11,082	(395)	6,265	(284)	4	17,347	(679)
Total available-for-sale in an unrealized loss position	$650,514	$(4,869)	$1,265,234	$(39,398)	212	$1,915,748	$(44,267)
Held-to-maturity:
Agency CMO	$98,090	$(1,082)	$106,775	$(3,742)	22	$204,865	$(4,824)
Agency MBS	762,107	(4,555)	1,197,839	(32,887)	205	1,959,946	(37,442)
Agency CMBS	576,770	(7,599)	109,785	(2,412)	56	686,555	(10,011)
Municipal bonds and notes	6,432	(38)	226,861	(6,520)	92	233,293	(6,558)
CMBS	92,670	(413)	14,115	(207)	13	106,785	(620)
Total held-to-maturity in an unrealized loss position	$1,536,069	$(13,687)	$1,655,375	$(45,768)	388	$3,191,444	$(59,455)

	At December 31, 2016
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$107,853	$(2,168)	$67,351	$(1,335)	15	$175,204	$(3,503)
Agency MBS	512,075	(10,503)	252,779	(9,006)	97	764,854	(19,509)
Agency CMBS	554,246	(14,567)	—	—	32	554,246	(14,567)
CMBS	12,427	(24)	63,930	(678)	12	76,357	(702)
CLO	49,946	(54)	50,237	(465)	5	100,183	(519)
Single issuer-trust preferred	—	—	28,633	(1,748)	5	28,633	(1,748)
Corporate debt	—	—	7,384	(350)	2	7,384	(350)
Total available-for-sale in an unrealized loss position	$1,236,547	$(27,316)	$470,314	$(13,582)	168	$1,706,861	$(40,898)
Held-to-maturity:
Agency CMO	$163,439	$(3,339)	$17,254	$(485)	16	$180,693	$(3,824)
Agency MBS	1,394,623	(32,942)	273,779	(8,826)	150	1,668,402	(41,768)
Agency CMBS	347,725	(1,348)	—	—	25	347,725	(1,348)
Municipal bonds and notes	384,795	(25,745)	1,192	(4)	196	385,987	(25,749)
CMBS	60,768	(411)	—	—	8	60,768	(411)
Total held-to-maturity in an unrealized loss position	$2,351,350	$(63,785)	$292,225	$(9,315)	395	$2,643,575	$(73,100)

Impairment Analysis
The following impairment analysis by investment security type, summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI. Unless otherwise noted for an investment security type, management does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider these securities, in unrealized loss positions, to be other-than-temporarily impaired at December 31, 2017.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $3.8 million on the Company’s investment in Agency CMO at December 31, 2017, compared to $3.5 million at December 31, 2016. Unrealized losses increased slightly due to higher market rates while principal balances decreased for this asset class since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $19.3 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2017, compared to $19.5 million at December 31, 2016. Unrealized losses decreased slightly due to paydowns and purchase activity, while principal balances increased for this asset class since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $20.3 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2017, compared to $14.6 million at December 31, 2016. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $74 thousand on the Company’s investment in CMBS at December 31, 2017, compared to $702 thousand at December 31, 2016. The portfolio of mainly floating rate CMBS experienced reduced market spreads which resulted in higher market prices and smaller unrealized losses at December 31, 2017 compared to December 31, 2016. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $134 thousand on the Company’s investments in CLO at December 31, 2017 compared to $519 thousand unrealized losses at December 31, 2016. Unrealized losses decreased due to reduced market spreads while principal balances decreased since December 31, 2016. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Single issuer-trust preferred. There were unrealized losses of $46 thousand on the Company's investment in single issuer-trust preferred at December 31, 2017, compared to $1.7 million at December 31, 2016. Unrealized losses decreased due to lower principal balances for this asset class as a conversion feature for two securities was exercised by the issuer resulting in the reclassification of those securities into corporate debt. Single issuer-trust preferred consists of one investment issued by a large capitalization money center financial institution, which continues to service its debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt. There were $679 thousand unrealized losses on the Company's corporate debt portfolio at December 31, 2017, compared to $350 thousand at December 31, 2016. Unrealized losses increased as reclassified security balances with unrealized losses exceeded maturing corporate debt balances since December 31, 2016. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $4.8 million on the Company’s investment in Agency CMO at December 31, 2017, compared to $3.8 million at December 31, 2016. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency MBS. There were unrealized losses of $37.4 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2017, compared to $41.8 million at December 31, 2016. Unrealized losses decreased due to paydowns and purchase activity while principal balances increased for this asset class since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $10.0 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2017, compared to $1.3 million at December 31, 2016. Unrealized losses increased due to higher market rates while principal balances increased since December 31, 2016. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $6.6 million on the Company’s investment in municipal bonds and notes at December 31, 2017, compared to $25.7 million at December 31, 2016. Unrealized losses decreased due to lower market spreads while principal balances increased since December 31, 2016. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $620 thousand on the Company’s investment in CMBS at December 31, 2017, compared to $411 thousand unrealized losses at December 31, 2016. Unrealized losses increased due to higher market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2016. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Securities
The following table provides information on sales of available-for-sale securities:

	Years ended December 31,
(In thousands)	2017	2016	2015
Proceeds from sales (1)	$—	$259,273	$95,101

Gross realized gains on sales	$—	$2,891	$1,029
Less: Gross realized losses on sales	—	2,477	420
Gain on sale of investment securities, net	$—	$414	$609

(1)	There were no sales during the year ended December 31, 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity, including called securities, are set forth below:

	At December 31, 2017

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,247	$1,247	$33,654	$34,145
Due after one year through five years	40,066	40,447	3,839	3,857
Due after five through ten years	332,558	333,931	37,870	38,450
Due after ten years	2,301,260	2,262,412	4,412,029	4,379,898
Total debt securities	$2,675,131	$2,638,037	$4,487,392	$4,456,350

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At December 31, 2017, the Company had a carrying value of $1.2 billion in callable securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities do not reflect actual duration which are impacted by prepayments.
Investment securities with a carrying value totaling $2.4 billion at December 31, 2017 and $2.5 billion at December 31, 2016 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2017	2016
Residential	$4,490,878	$4,254,682
Consumer	2,590,225	2,684,500
Commercial	5,368,694	4,940,931
Commercial Real Estate	4,523,828	4,510,846
Equipment Financing	550,233	635,629
Loans and leases (1) (2)	$17,523,858	$17,026,588

(1)	Loans and leases include net deferred fees and net premiums and discounts of $20.6 million and $17.3 million at December 31, 2017 and December 31, 2016, respectively.

(2)	At December 31, 2017, the Company had pledged $6.7 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,643	$5,146	$—	$44,481	$58,270	$4,432,608	$4,490,878
Consumer:
Home equity	12,668	5,770	—	35,645	54,083	2,298,185	2,352,268
Other consumer	2,556	1,444	—	1,707	5,707	232,250	237,957
Commercial:
Commercial non-mortgage	5,212	603	644	39,214	45,673	4,488,242	4,533,915
Asset-based	—	—	—	589	589	834,190	834,779
Commercial real estate:
Commercial real estate	478	77	248	4,484	5,287	4,238,987	4,244,274
Commercial construction	—	—	—	—	—	279,554	279,554
Equipment financing	1,732	626	—	393	2,751	547,482	550,233
Total	$31,289	$13,666	$892	$126,513	$172,360	$17,351,498	$17,523,858

	At December 31, 2016
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,631	$2,609	$—	$47,279	$58,519	$4,196,163	$4,254,682
Consumer:
Home equity	8,831	5,782	—	35,926	50,539	2,359,354	2,409,893
Other consumer	2,233	1,485	—	1,663	5,381	269,226	274,607
Commercial:
Commercial non-mortgage	1,382	577	749	38,190	40,898	4,094,727	4,135,625
Asset-based	—	—	—	—	—	805,306	805,306
Commercial real estate:
Commercial real estate	6,357	1,816	—	9,871	18,044	4,117,742	4,135,786
Commercial construction	—	—	—	662	662	374,398	375,060
Equipment financing	903	693	—	225	1,821	633,808	635,629
Total	$28,337	$12,962	$749	$133,816	$175,864	$16,850,724	$17,026,588

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2017, 2016, and 2015, had the loans and leases been current in accordance with their original terms, totaled $8.4 million, $11.0 million, and $8.2 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the Year ended December 31, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2017	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Provision (benefit) charged to expense	(2,692)	9,367	23,417	11,040	(232)	40,900
Losses charged off	(2,500)	(24,447)	(8,147)	(9,275)	(558)	(44,927)
Recoveries	1,024	6,037	2,358	165	117	9,701
Balance at December 31, 2017	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Individually evaluated for impairment	$4,805	$1,668	$9,786	$272	$23	$16,554
Collectively evaluated for impairment	$14,253	$34,522	$79,747	$49,135	$5,783	$183,440

Loan and lease balances:
Individually evaluated for impairment	$114,295	$45,436	$72,471	$11,226	$3,325	$246,753
Collectively evaluated for impairment	4,376,583	2,544,789	5,296,223	4,512,602	546,908	17,277,105
Loans and leases	$4,490,878	$2,590,225	$5,368,694	$4,523,828	$550,233	$17,523,858

	At or for the Year ended December 31, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2016	$25,876	$42,052	$59,977	$41,598	$5,487	$174,990
Provision (benefit) charged to expense	230	18,507	28,662	7,930	1,021	56,350
Losses charged off	(4,636)	(20,669)	(18,360)	(2,682)	(565)	(46,912)
Recoveries	1,756	5,343	1,626	631	536	9,892
Balance at December 31, 2016	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Individually evaluated for impairment	$8,090	$2,903	$7,422	$169	$9	$18,593
Collectively evaluated for impairment	$15,136	$42,330	$64,483	$47,308	$6,470	$175,727

Loan and lease balances:
Individually evaluated for impairment	$119,424	$45,719	$53,037	$24,755	$6,420	$249,355
Collectively evaluated for impairment	4,135,258	2,638,781	4,887,894	4,486,091	629,209	16,777,233
Loans and leases	$4,254,682	$2,684,500	$4,940,931	$4,510,846	$635,629	$17,026,588

	At or for the Year ended December 31, 2015
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2015	$25,452	$43,518	$47,068	$37,148	$6,078	$159,264
Provision (benefit) charged to expense	6,057	11,847	21,693	11,381	(1,678)	49,300
Losses charged off	(6,508)	(17,679)	(11,522)	(7,578)	(273)	(43,560)
Recoveries	875	4,366	2,738	647	1,360	9,986
Balance at December 31, 2015	$25,876	$42,052	$59,977	$41,598	$5,487	$174,990
Individually evaluated for impairment	$10,364	$3,477	$5,197	$3,163	$3	$22,204
Collectively evaluated for impairment	$15,512	$38,575	$54,780	$38,435	$5,484	$152,786

Loan and lease balances:
Individually evaluated for impairment	$134,448	$48,425	$56,581	$39,295	$422	$279,171
Collectively evaluated for impairment	3,926,553	2,654,135	4,259,418	3,952,354	600,104	15,392,564
Loans and leases	$4,061,001	$2,702,560	$4,315,999	$3,991,649	$600,526	$15,671,735

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At December 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$125,352	$114,295	$69,759	$44,536	$4,805
Consumer home equity	50,809	45,436	34,418	11,018	1,668
Commercial:
Commercial non-mortgage	79,900	71,882	27,313	44,569	9,786
Asset-based	3,272	589	589	—	—
Commercial real estate:
Commercial real estate	11,994	11,226	6,387	4,839	272
Commercial construction	—	—	—	—	—
Equipment financing	3,409	3,325	2,932	393	23
Total	$274,736	$246,753	$141,398	$105,355	$16,554

	At December 31, 2016
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$131,468	$119,424	$21,068	$98,356	$8,090
Consumer home equity	52,432	45,719	22,746	22,973	2,903
Commercial:
Commercial non-mortgage	57,732	53,037	26,006	27,031	7,422
Asset based	—	—	—	—	—
Commercial real estate:
Commercial real estate	24,146	23,568	19,591	3,977	169
Commercial construction	1,188	1,187	1,187	—	—
Equipment financing	6,398	6,420	6,197	223	9
Total	$273,364	$249,355	$96,795	$152,560	$18,593

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Years ended December 31,
	2017			2016			2015
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$116,859	$4,138	$1,264	$126,936	$4,377	$1,200	$138,215	$4,473	$1,139
Consumer home equity	45,578	1,323	1,046	47,072	1,361	985	49,337	1,451	1,099
Commercial
Commercial non-mortgage	62,459	1,095	—	54,708	1,540	—	46,379	1,319	—
Asset based	295	—	—	—	—	—	—	—	—
Commercial real estate:
Commercial real estate	17,397	417	—	28,451	511	—	64,495	1,165	—
Commercial construction	594	12	—	3,574	92	—	6,062	133	—
Equipment financing	4,872	207	—	3,421	184	—	527	16	—
Total	$248,054	$7,192	$2,310	$264,162	$8,065	$2,185	$305,015	$8,557	$2,238

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the PD and the LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
	At December 31,		At December 31,		At December 31,
(In thousands)	2017	2016	2017	2016	2017	2016
(1) - (6) Pass	$5,048,162	$4,655,007	$4,355,916	$4,357,458	$525,105	$618,084
(7) Special Mention	104,594	56,240	62,065	69,023	8,022	1,324
(8) Substandard	206,883	226,603	105,847	84,365	17,106	16,221
(9) Doubtful	9,055	3,081	—	—	—	—
Total	$5,368,694	$4,940,931	$4,523,828	$4,510,846	$550,233	$635,629

For residential and consumer loans, the Company considers factors such as past due status, updated FICO scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2017	2016
Accrual status	$147,113	$147,809
Non-accrual status	74,291	75,719
Total recorded investment of TDR (1)	$221,404	$223,528
Specific reserves for TDR included in the balance of ALLL	$12,384	$14,583
Additional funds committed to borrowers in TDR status	2,736	459

(1)	Total recorded investment of TDRs exclude $0.1 million and $0.7 million at December 31, 2017 and December 31, 2016, respectively, of accrued interest receivable.
For years ended December 31, 2017, 2016 and 2015, Webster charged off $3.2 million, $18.6 million, and $11.8 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2017		2016		2015
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	16	$2,569	17	$2,801	27	$4,909
Adjusted Interest rates	2	335	2	528	3	573
Combination Rate and Maturity	12	1,733	13	1,537	26	5,315
Other (2)	39	6,200	24	4,090	30	4,366
Consumer home equity:
Extended Maturity	12	976	11	484	12	1,012
Adjusted Interest rates	1	247	—	—	—	—
Combination Rate and Maturity	14	3,469	15	1,156	12	945
Other (2)	73	4,907	52	3,131	68	3,646
Commercial non mortgage:
Extended Maturity	12	1,233	12	14,883	3	254
Adjusted Interest rates	—	—	—	—	1	24
Combination Rate and Maturity	18	9,592	2	648	7	5,361
Other (2)	4	6,375	13	1,767	20	22,048
Commercial real estate:
Extended Maturity	—	—	3	4,921	1	315
Adjusted Interest rates	—	—	1	237	—	—
Combination Rate and Maturity	—	—	2	335	1	42
Other (2)	—	—	1	509	1	405
Equipment Financing
Extended Maturity	—	—	7	6,642	—	—
Total	203	$37,636	175	$43,669	212	$49,215

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
The were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the years ended December 31, 2017, 2016 and 2015.
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2017	2016
(1) - (6) Pass	$8,268	$10,210
(7) Special Mention	355	7
(8) Substandard	53,050	45,509
(9) Doubtful	—	2,738
Total	$61,673	$58,464

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$790	$1,192	$1,059
Provision (benefit) charged to expense	100	(303)	133
Repurchased loans and settlements charged off	(18)	(99)	—
Ending balance	$872	$790	$1,192

The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2017	2016	2015
Residential mortgage loans held for sale:
Proceeds from sale	$335,656	$438,925	$452,590
Loans sold with servicing rights retained	304,788	399,318	416,277

Net gain on sale	6,211	11,629	7,795
Ancillary fees	2,629	3,532	—
Fair value option adjustment	1,097	(526)	—

The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion at both December 31, 2017 and 2016.
The following table presents the changes in carrying value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$24,466	$20,698	$19,379
Additions	9,249	11,312	8,027
Amortization	(8,576)	(7,544)	(6,708)
Ending balance	$25,139	$24,466	$20,698
Loan servicing fees, net of mortgage servicing rights amortization, were $0.8 million, $1.1 million, and $1.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively, and are included as a component of loan related fees in the accompanying Consolidated Statements of Income.
See Note 16: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold approximately at carrying value, except as noted, for cash proceeds of $7.4 million for certain residential loans and for cash proceeds of $7.2 million for certain commercial loans for the year ended December 31, 2017; for cash proceeds of $26.5 million, resulting in a gain of $2.1 million, for certain commercial loans and for cash proceeds of $7.6 million for certain residential loans for the year ended December 31, 2016; and for cash proceeds of $0.7 million for certain commercial loans and for cash proceeds of $32.9 million for certain consumer loans for the year ended December 31, 2015.

Note 6: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2017	2016
Land	$11,302	$12,595
Buildings and improvements	80,646	83,903
Leasehold improvements	82,067	83,971
Fixtures and equipment	76,665	76,146
Data processing and software	234,667	220,002
Total premises and equipment	485,347	476,617
Less: Accumulated depreciation and amortization	(355,346)	(339,204)
Premises and equipment, net	$130,001	$137,413

Depreciation and amortization of premises and equipment was $33.1 million, $30.8 million, and $28.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2017	2016
Beginning balance	$637	$637
Additions	2,006	—
Write-downs	(529)	—
Sales	(1,970)	—
Ending balance	$144	$637

Note 7: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At December 31,
	2017			2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking	$516,560		$516,560	$516,560		$516,560
HSA Bank	21,813		21,813	21,813		21,813
Total goodwill	$538,373		$538,373	$538,373		$538,373

Other intangible assets:
HSA Bank - Core deposit intangible assets	$22,000	$(8,610)	$13,390	$22,000	$(6,162)	$15,838
HSA Bank - Customer relationships	21,000	(4,779)	16,221	21,000	(3,164)	17,836
Total other intangible assets	$43,000	$(13,389)	$29,611	$43,000	$(9,326)	$33,674

As of December 31, 2017, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
2018	$3,847
2019	3,847
2020	3,847
2021	3,847
2022	3,847
Thereafter	10,376

Note 8: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$96,364	$73,194	$97,575
State and local	11,061	5,429	10,970
Total current	107,425	78,623	108,545
Deferred:
Federal	39,568	12,542	(7,279)
State and local	(48,642)	5,158	(8,234)
Total deferred	(9,074)	17,700	(15,513)

Total federal	135,932	85,736	90,296
Total state and local	(37,581)	10,587	2,736
Income tax expense	$98,351	$96,323	$93,032

The Company's deferred state and local benefit in 2017 includes $47.5 million related to a reduction in its beginning-of-year valuation allowance for SALT DTA's, or $37.5 million net of deferred federal expense of $10.0 million. The deferred state and local benefit in 2017 also includes $1.8 million from other SALT DTA adjustments, net of federal effects.
The Company's deferred federal expense in 2017 also includes $31.5 million from a re-measurement of its DTA upon the enactment of the Tax Act. Due to a $10.6 million impact of the Tax Act on the $39.3 million of net SALT DTA adjustments noted above, the Company reported a $20.9 million expense attributable to the Tax Act, and a $28.7 million net benefit from SALT DTAs, for a net benefit of $7.8 million in its results for the quarter ended December 31, 2017.
Included in the Company's income tax expense for the years ended December 31, 2017, 2016, and 2015, are benefits of operating loss carryforwards of $25.1 million, none, and $3.0 million, and net tax credits of $1.6 million, $1.0 million, and $2.1 million, respectively, exclusive of Tax Act impacts.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 35.0%:

	Years ended December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$123,826	35.0%	$106,208	35.0%	$104,217	35.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	8,189	2.3	6,882	2.3	7,563	2.5
Tax-exempt interest income, net	(10,826)	(3.1)	(8,917)	(2.9)	(7,117)	(2.4)
SALT DTA adjustments, net of federal	(28,724)	(8.1)	—	—	(5,785)	(1.9)
Tax Act impacts, net	20,891	5.9	—	—	—	—
Excess tax benefits, net	(6,349)	(1.8)	—	—	—	—
Increase in cash surrender value of life insurance	(5,120)	(1.4)	(5,166)	(1.7)	(4,557)	(1.5)
Other, net	(3,536)	(1.0)	(2,684)	(1.0)	(1,289)	(0.5)
Income tax expense and effective tax rate	$98,351	27.8%	$96,323	31.7%	$93,032	31.2%

The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$51,203	$77,908
Net operating loss and credit carry forwards	71,813	64,644
Compensation and employee benefit plans	25,023	46,433
Net losses on derivative instruments	3,767	8,624
Net unrealized loss on securities available for sale	9,548	9,898
Other	12,273	17,682
Gross deferred tax assets	173,627	225,189
Valuation allowance	(38,292)	(71,474)
Total deferred tax assets, net of valuation allowance	$135,335	$153,715
Deferred tax liabilities:
Equipment-financing leases	$27,955	$41,910
Deferred income on repurchase of debt	1,275	4,251
Intangible assets	6,164	9,952
Mortgage servicing assets	4,445	7,313
Other	2,866	5,898
Gross deferred tax liabilities	42,705	69,324
Deferred tax assets, net	$92,630	$84,391

The Company's DTA, net increased by $8.2 million during 2017, reflecting primarily the $9.1 million deferred tax benefit and a $0.7 million expense allocated directly to shareholders equity.
The $38.3 million valuation allowance at December 31, 2017 consisted of $38.2 million attributable to SALT net operating loss carryforwards and $0.1 million to a capital loss carryforward. The $33.2 million net decrease in the valuation allowance includes: (i) a $27.0 million reduction in the beginning-of-year valuation allowance applicable to a change in the estimated realizability of SALT DTAs in future years, (ii) a $3.5 million decrease applicable to the estimated utilization and expiration of capital loss carryforwards of $2.1 million and $1.4 million, respectively, and (iii) a $2.7 million net decrease in SALT net DTAs, including Tax Act-related impacts.
The reduction in the Company's valuation allowance for SALT DTAs noted above resulted from the completion of a review of its current and projected multi-jurisdictional SALT structure reflecting Webster's continued business expansion and growth. In connection with the review, an evaluation of the Company's net SALT DTAs, including valuation allowances previously established for DTAs not expected to be realized, was performed and a change in their estimated realizability was recognized.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTA, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Act, significant positive evidence remains in support of management's conclusion regarding the realizability of Webster's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent and projected future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
A capital loss carryforward of $1.1 million exists at December 31, 2017 and is scheduled to expire in 2018. A valuation allowance of $0.1 million has been established for the $0.4 million portion of the carryforward scheduled to expire.
SALT net operating loss carryforwards approximating $1.2 billion at December 31, 2017 are scheduled to expire in varying amounts during tax years 2023 through 2032, and credits, totaling $0.8 million at December 31, 2017, have a five-year carryover period, with excess credits subject to expiration annually. A valuation allowance of $38.2 million has been established for approximately $644 million of those net operating loss carryforwards estimated to expire.
A deferred tax liability of $14.9 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2017 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.

The following table reflects a reconciliation of the beginning and ending balances of unrecognized tax benefits (UTBs):

	Years ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$3,847	$5,094	$4,593
Additions as a result of tax positions taken during the current year	584	613	865
Additions as a result of tax positions taken during prior years	7	—	1,254
Reductions as a result of tax positions taken during prior years	(61)	(625)	(247)
Reductions relating to settlements with taxing authorities	(392)	(693)	(992)
Reductions as a result of lapse of statute of limitation periods	(390)	(542)	(379)
Ending balance	$3,595	$3,847	$5,094

At December 31, 2017, 2016, and 2015, there are $2.8 million, $2.5 million, and $3.3 million, respectively, of UTBs that, if recognized, would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2017, 2016, and 2015, Webster recognized an expense of $0.2 million, a benefit of $0.2 million, and an expense of $1.1 million, respectively. At December 31, 2017 and 2016, the Company had accrued interest and penalties related to UTBs of $1.9 million and $1.7 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $0.6 million to $1.8 million by the end of 2018, primarily as a result of potential settlements with state and local taxing authorities concerning apportionment and tax-base determinations and/or potential lapses in statute-of-limitation periods.
Webster is currently under, or subject to, examination by various taxing authorities. Federal tax returns for all years subsequent to 2013 remain open to examination. For Webster's principal state tax jurisdictions (Connecticut, Massachusetts, New York and Rhode Island) returns for years subsequent to 2013 are either under or remain open to examination.
Note 9: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2017	2016
Non-interest-bearing:
Demand	$4,191,496	$4,021,061
Interest-bearing:
Checking	2,736,952	2,528,274
Health savings accounts	5,038,681	4,362,503
Money market	2,209,492	2,047,121
Savings	4,348,700	4,320,090
Time deposits	2,468,408	2,024,808
Total interest-bearing	16,802,233	15,282,796
Total deposits	$20,993,729	$19,303,857

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$898,157	$848,618
Time deposits, included in above balance, that meet or exceed the FDIC limit	561,512	490,721
Demand deposit overdrafts reclassified as loan balances	2,210	1,885

The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2017
2018	$1,381,899
2019	693,554
2020	236,955
2021	106,042
2022	49,831
Thereafter	127
Total time deposits	$2,468,408

Note 10: Borrowings
Total borrowings of $2.5 billion at December 31, 2017 and $4.0 billion at December 31, 2016, are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2017		2016
	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$288,269	0.17	$340,526	0.16
Original maturity of greater than one year, non-callable	300,000	3.10	400,000	3.09
Total securities sold under agreements to repurchase	588,269	1.66	740,526	1.82
Fed funds purchased	55,000	1.37	209,000	0.46
Securities sold under agreements to repurchase and other borrowings	$643,269	1.64	$949,526	1.53

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
The following table provides information for FHLB advances:

	At December 31,
	2017		2016
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,150,000	1.48%	$2,130,500	0.71%
After 1 but within 2 years	103,026	1.81	200,000	1.36
After 2 but within 3 years	215,000	1.73	128,026	1.73
After 3 but within 4 years	200,000	4.13	175,000	1.77
After 4 but within 5 years	170	—	200,000	1.81
After 5 years	8,909	1.96	9,370	2.59
	1,677,105	1.85	2,842,896	0.95
Premiums on advances	—		12
Federal Home Loan Bank advances	$1,677,105		$2,842,908

Aggregate carrying value of assets pledged as collateral	$6,402,066		$5,967,318
Remaining borrowing capacity	$2,600,624		$1,192,758

Webster Bank was in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2017	2016
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(727)	(845)
Debt issuance cost on senior fixed-rate notes		(826)	(961)
Long-term debt		$225,767	$225,514

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.55% at December 31, 2017 and 3.94% at December 31, 2016.

Note 11: Shareholders' Equity
Share activity during the year ended December 31, 2017 is as follows:

	Preferred Stock Series E	Preferred Stock Series F	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2017	5,060	—	93,651,601	1,899,502	91,752,099
Restricted share activity	—	—	—	(124,800)	124,800
Stock options exercised	—	—	—	(338,176)	338,176
Common stock repurchased	—	—	—	222,000	(222,000)
Warrant exercise	—	—	28,690	—	28,690
Series F Preferred Stock issuance	—	6,000	—	—	—
Series E Preferred Stock redemption	(5,060)	—	—	—	—
Balance at December 31, 2017	—	6,000	93,680,291	1,658,526	92,021,765

Common Stock
On October 24, 2017, Webster announced that its Board of Directors had authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in the open market or in privately negotiated transactions, subject to market conditions and other factors. This program is in addition to an existing common stock repurchase program authorized on December 6, 2012, under which $100 million had been authorized. Common stock repurchased during 2017 was acquired, at an average cost of $52.18 per common share, which results in a remaining repurchase authority for the common stock repurchase programs of $103.9 million at December 31, 2017.
On June 8, 2011, the U.S. Treasury closed an underwritten public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. The warrants have an exercise price of $18.28, and expire on November 21, 2018. Concurrent with the U.S. Treasury's action, the Board of Directors approved the repurchase of a significant number of warrants in a public auction conducted on behalf of the U.S. Treasury. The board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. During 2017, there were 44,275 warrants exercised in cashless exchange transactions leaving 8,752 warrants outstanding and exercisable at December 31, 2017.
Preferred Stock
On December 15, 2017, Webster exercised its right to redeem all of the outstanding shares of 6.40% Series E Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, for the per share cash redemption price of $25,400 which includes the quarterly per share dividend amount that otherwise would have been paid on that date.
On December 12, 2017, Webster closed on a public offering of 6,000,000 depository shares, each representing 1/1000th ownership interest in a share of Webster's 5.25% Series F Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the "Series F Preferred Stock"). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 5.25% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series F Preferred Stock are not cumulative and are not mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series F Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series F Preferred Stock for the most recently completed dividend period.
The Company may redeem the Series F Preferred Stock, at its option in whole or in part, on December 15, 2022, or any dividend payment date thereafter, or in whole but not in part upon a "regulatory capital treatment event" as defined in the certificate of designation, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series F Preferred Stock does not have any voting rights except with respect to authorizing or increasing the authorized amount of senior stock, certain changes to the terms of the Series F Preferred Stock, or in the case of certain dividend non-payments.

Note 12: Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the changes in AOCL by component:

(In thousands)	Available For Sale and Transferred Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2014	$16,421	$(25,530)	$(47,152)	$(56,261)
Other comprehensive (loss) income before reclassifications	(22,512)	(3,136)	(5,500)	(31,148)
Amounts reclassified from accumulated other comprehensive (loss) income	(316)	5,686	3,933	9,303
Net current-period other comprehensive (loss) income, net of tax	(22,828)	2,550	(1,567)	(21,845)
Balance at December 31, 2015	(6,407)	(22,980)	(48,719)	(78,106)
Other comprehensive (loss) income before reclassifications	(8,901)	825	(232)	(8,308)
Amounts reclassified from accumulated other comprehensive (loss) income	(168)	5,087	4,502	9,421
Net current-period other comprehensive (loss) income, net of tax	(9,069)	5,912	4,270	1,113
Balance at December 31, 2016	(15,476)	(17,068)	(44,449)	(76,993)
Adoption of ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from AOCI	(4,881)	(2,513)	(8,254)	(15,648)
Other comprehensive (loss) income before reclassifications	(7,590)	181	98	(7,311)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4,384	4,037	8,421
Net current-period other comprehensive (loss) income, net of tax	(7,590)	4,565	4,135	1,110
Balance at December 31, 2017	$(27,947)	$(15,016)	$(48,568)	$(91,531)
The following table provides information for the items reclassified from AOCL:

	Years ended December 31,
Accumulated Other Comprehensive Loss Components	2017	2016	2015	Associated Line Item in the Consolidated Statements Of Income
(In thousands)
Available-for-sale and transferred securities:
Unrealized gains on investments	$—	$414	$609	Gain on sale of investment securities, net
Unrealized losses on investments	—	(149)	(110)	Impairment loss recognized in earnings
Total before tax	—	265	499
Tax expense	—	(97)	(183)	Income tax expense
Net of tax	$—	$168	$316
Derivative instruments:
Cash flow hedges	$(7,160)	$(8,020)	$(8,965)	Total interest expense
Tax benefit	2,776	2,933	3,279	Income tax expense
Net of tax	$(4,384)	$(5,087)	$(5,686)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(6,612)	$(7,126)	$(6,161)	(1)
Prior service costs	—	(14)	(73)	(1)
Total before tax	(6,612)	(7,140)	(6,234)
Tax benefit	2,575	2,638	2,301	Income tax expense
Net of tax	$(4,037)	$(4,502)	$(3,933)
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 17 Retirement Benefit Plans for further details).

The following tables summarize the items and related tax effects for each component of OCI/OCL, net of tax:

	Year ended December 31, 2017
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(12,423)	$4,833	$(7,590)
Reclassification for net gain included in net income	—	—	—
Net non-credit other-than-temporary impairment	—	—	—
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—
Total available-for-sale and transferred securities	(12,423)	4,833	(7,590)
Derivative instruments:
Net unrealized gain during the period	291	(110)	181
Reclassification adjustment for net loss included in net income	7,160	(2,776)	4,384
Total derivative instruments	7,451	(2,886)	4,565
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	155	(57)	98
Reclassification adjustment for amortization of net loss included in net income	6,612	(2,575)	4,037
Reclassification adjustment for prior service cost included in net income	—	—	—
Total defined benefit pension and postretirement benefit plans	6,767	(2,632)	4,135
Other comprehensive income, net of tax	$1,795	$(685)	$1,110
	Year ended December 31, 2016
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized loss during the period	$(14,113)	$5,212	$(8,901)
Reclassification for net gain included in net income	(414)	152	(262)
Net non-credit other-than-temporary impairment	149	(55)	94
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—
Total available-for-sale and transferred securities	(14,378)	5,309	(9,069)
Derivative instruments:
Net unrealized loss during the period	1,331	(506)	825
Reclassification adjustment for net loss included in net income	8,020	(2,933)	5,087
Total derivative instruments	9,351	(3,439)	5,912
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(368)	136	(232)
Reclassification adjustment for amortization of net loss included in net income	7,126	(2,633)	4,493
Reclassification adjustment for prior service cost included in net income	14	(5)	9
Total defined benefit pension and postretirement benefit plans	6,772	(2,502)	4,270
Other comprehensive loss, net of tax	$1,745	$(632)	$1,113
	Year ended December 31, 2015
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale and transferred securities:
Net unrealized gain during the period	$(35,701)	$13,166	$(22,535)
Reclassification for net gain included in net income	(609)	223	(386)
Net non-credit other-than-temporary impairment	110	(40)	70
Amortization of unrealized loss on securities transferred to held-to-maturity	37	(14)	23
Total available-for-sale and transferred securities	(36,163)	13,335	(22,828)
Derivative instruments:
Net unrealized loss during the period	(4,945)	1,809	(3,136)
Reclassification adjustment for net loss included in net income	8,965	(3,279)	5,686
Total derivative instruments	4,020	(1,470)	2,550
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(8,719)	3,219	(5,500)
Reclassification adjustment for amortization of net loss included in net income	6,161	(2,274)	3,887
Reclassification adjustment for prior service cost included in net income	73	(27)	46
Total defined benefit pension and postretirement benefit plans	(2,485)	918	(1,567)
Other comprehensive loss, net of tax	$(34,628)	$12,783	$(21,845)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements
			Minimum		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017
Webster Financial Corporation
CET1 risk-based capital	$2,093,116	11.14%	$845,389	4.5%	$1,221,118	6.5%
Total risk-based capital	2,517,848	13.40	1,502,914	8.0	1,878,643	10.0
Tier 1 risk-based capital	2,238,172	11.91	1,127,186	6.0	1,502,914	8.0
Tier 1 leverage capital	2,238,172	8.63	1,036,817	4.0	1,296,021	5.0
Webster Bank
CET1 risk-based capital	$2,114,224	11.26%	$844,693	4.5%	$1,220,113	6.5%
Total risk-based capital	2,316,580	12.34	1,501,677	8.0	1,877,097	10.0
Tier 1 risk-based capital	2,114,224	11.26	1,126,258	6.0	1,501,677	8.0
Tier 1 leverage capital	2,114,224	8.14	1,038,442	4.0	1,298,052	5.0
At December 31, 2016
Webster Financial Corporation
CET1 risk-based capital	$1,932,171	10.52%	$826,504	4.5%	$1,193,840	6.5%
Total risk-based capital	2,328,808	12.68	1,469,341	8.0	1,836,677	10.0
Tier 1 risk-based capital	2,054,881	11.19	1,102,006	6.0	1,469,341	8.0
Tier 1 leverage capital	2,054,881	8.13	1,010,857	4.0	1,263,571	5.0
Webster Bank
CET1 risk-based capital	$1,945,332	10.61%	$825,228	4.5%	$1,191,995	6.5%
Total risk-based capital	2,141,939	11.68	1,467,071	8.0	1,833,839	10.0
Tier 1 risk-based capital	1,945,332	10.61	1,100,304	6.0	1,467,071	8.0
Tier 1 leverage capital	1,945,332	7.70	1,010,005	4.0	1,262,507	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $120 million and $145 million during the years ended December 31, 2017 and 2016, respectively.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances, on hand or with Federal Reserve Banks. Pursuant to this requirement, the Bank held $82.3 million and $58.6 million at December 31, 2017 and 2016, respectively.

Note 14: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2017	2016	2015
Earnings for basic and diluted earnings per common share:
Net income	$255,439	$207,127	$204,729
Less: Preferred stock dividends	8,184	8,096	8,711
Net income available to common shareholders	247,255	199,031	196,018
Less: Earnings applicable to participating securities	424	608	657
Earnings applicable to common shareholders	$246,831	$198,423	$195,361
Shares:
Weighted-average common shares outstanding - basic	91,965	91,367	90,968
Effect of dilutive securities:
Stock options and restricted stock	385	461	524
Warrants	6	28	41
Weighted-average common shares outstanding - diluted	92,356	91,856	91,533
Earnings per common share:
Basic	$2.68	$2.17	$2.15
Diluted	2.67	2.16	2.13

Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Years ended December 31,
(In thousands)	2017	2016	2015
Stock options (shares with exercise price greater than market price)	—	41	213
Restricted stock (due to performance conditions on non-participating shares)	58	125	92

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

Note 15: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its debt funding in conjunction with the use of interest rate derivative financial instruments. Webster enters into interest rate derivatives to mitigate the exposure related to business activities that result in the receipt or payment of, both future known and uncertain, cash amounts that are impacted by interest rates. The primary objective for using interest rate derivatives is to add stability to interest expense by managing exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.
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
Certain fixed-rate obligations can be exposed to a change in fair value attributable to changes in benchmark interest rates. On occasion, interest rate swaps will be used to manage this exposure. An interest rate swap which involves the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreement, without the exchange of the underlying notional amount, is designated as a fair value hedge. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the hedged item, is recognized in interest expense. During the periods presented, Webster did not have interest rate derivative financial instruments designated as fair value hedges and as a result, there was no impact to interest expense.
Additionally, in order to address certain other risk management matters, the Company also utilizes derivative instruments that do not qualify for hedge accounting. These derivative instruments, which are recorded on the balance sheet at fair value, with changes in fair value recognized each period as other non-interest income in the accompanying Consolidated Statements of Income, are described in the following paragraphs.
Interest rate swap and cap contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions.
RPAs are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed with the borrower by a lead bank in a loan syndication.
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

Fair Value of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At December 31, 2017				At December 31, 2016
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to master netting agreements (1)
Interest rate derivatives	$325,000	$2,770	$—	$—	$225,000	$3,270	$100,000	$792

Not designated as hedging instruments:
Positions subject to master netting agreements (1)
Interest rate derivatives	2,791,760	5,977	721,048	1,968	1,943,485	32,226	1,242,937	24,388
Mortgage banking derivatives (2)	28,497	421	39,230	110	103,440	3,084	59,895	711
Other	7,914	258	30,328	419	10,634	231	14,265	120
Positions not subject to master netting agreements
Interest rate derivatives	1,366,299	23,009	2,146,518	25,631	1,734,679	38,668	1,451,762	19,001
RPAs	93,713	80	116,882	111	86,037	139	87,273	166
Other	—	—	2,073	184	1,438	19	181	11
Total not designated as hedging instruments	4,288,183	29,745	3,056,079	28,423	3,879,713	74,367	2,856,313	44,397
Gross derivative instruments, before netting	$4,613,183	32,515	$3,056,079	28,423	$4,104,713	77,637	$2,956,313	45,189
Less: Legally enforceable master netting agreements		2,245		2,245		24,252		24,254
Less: Cash collateral posted		6,704		—		11,475		600
Total derivative instruments, after netting		$23,566		$26,178		$41,910		$20,335

(1)
One of Webster's counterparty relationships was impacted by a Chicago Mercantile Exchange rulebook amendment, resulting in the presentation of that relationship on a settlement basis, as a single unit of account.

(2)	Notional amounts include mandatory forward commitments of $39.0 million, while notional amounts do not include approved floating rate commitments of $11.3 million, at December 31, 2017.
Changes in Fair Value
Changes in the fair value of derivatives not qualifying for hedge accounting treatment are reported as a component of other non-interest income in the accompanying Consolidated Statements of Income as follows:

	Years ended December 31,
(In thousands)	2017	2016	2015
Interest rate derivatives	$2,702	$8,668	$4,361
RPA	242	(361)	(33)
Mortgage banking derivatives	(2,062)	1,553	801
Other	(768)	(67)	(63)
Total impact on other non-interest income	$114	$9,793	$5,066

Amounts for the effective portion of changes in the fair value of derivatives are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $0.8 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to swap terminations as OCI. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At December 31, 2017, the remaining unamortized loss on the termination of cash flow hedges is $14.9 million. Over the next twelve months, the Company estimates that $6.2 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 12: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure fair value is provided in Note 16: Fair Value Measurements.

Offsetting Derivatives
Webster has entered into transactions with counterparties that are subject to a legally enforceable master netting agreement. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net positions are recorded in other assets for a net gain position and in other liabilities for a net loss position in the accompanying Consolidated Balance Sheets. In addition, there was $406 thousand cash collateral posted, that was not offset, at December 31, 2017.
The following table is presented on a gross basis, prior to the application of counterparty netting agreements:

	At December 31, 2017				At December 31, 2016
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument assets
Hedged Accounting	$2,770	$91	$2,679	$—	$3,270	$2,335	$935	$—
Non-Hedged Accounting	6,222	2,154	4,025	43	32,457	21,917	10,540	—
Total	$8,992	$2,245	$6,704	$43	$35,727	$24,252	$11,475	$—

Derivative instrument liabilities
Hedged Accounting	$—	$—	$—	$—	$792	$792	$—	$—
Non-Hedged Accounting	2,387	2,245	—	142	24,508	23,462	600	446
Total	$2,387	$2,245	$—	$142	$25,300	$24,254	$600	$446

Counterparty Credit Risk
Use of derivative contracts may expose the bank to counterparty credit risk. The Company has International Swaps Derivative Association (ISDA) master agreements, including a Credit Support Annex, with all derivative counterparties. The ISDA master agreements provide that on each payment date, all amounts otherwise owing the same currency under the same transaction are netted so that only a single amount is owed in that currency. The ISDA provides, if the parties so elect, for such netting of amounts in the same currency among all transactions identified as being subject to such election that have common payment dates and booking offices. Under the Credit Support Annex, daily net exposure in excess of a negotiated threshold is secured by posted cash collateral. The Company has negotiated a zero threshold with the majority of its approved financial institution counterparties. In accordance with Webster policies, institutional counterparties must be analyzed and approved through the Company’s credit approval process.
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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $3.1 million in net margin collateral received from financial counterparties at December 31, 2017, comprised of $32.0 million in initial margin posted and $35.1 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $23.0 million at December 31, 2017. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $28.2 million at December 31, 2017. The credit exposures are mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, single issuer-trust preferred, and corporate debt, are classified within Level 2 of the fair value hierarchy.
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
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.2 million as of December 31, 2017.
Alternative Investments. Alternative investments are non-public entities that cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. Alternative investments in which the ownership percentage is greater than 3% are fair valued on a recurring basis based upon the net asset value of the respective fund. Alternative investments in which the ownership percentage is less than 3% are fair valued on a non-recurring basis. These alternative investments are recorded at cost, subject to impairment testing. Both recurring and non-recurring alternative investments are classified within Level 3 of the fair value hierarchy, as they are non-public entities that cannot be redeemed since the Company's investment is distributed as the underlying investments are liquidated. At December 31, 2017, the alternative investments book value was $18.0 million and there was $9.1 million in remaining unfunded commitments.
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

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,247	$—	$—	$1,247
Agency CMO	—	306,333	—	306,333
Agency MBS	—	1,107,841	—	1,107,841
Agency CMBS	—	588,026	—	588,026
CMBS	—	361,067	—	361,067
CLO	—	209,851	—	209,851
Single issuer-trust preferred	—	7,050	—	7,050
Corporate debt	—	56,622	—	56,622
Total available-for-sale investment securities	1,247	2,636,790	—	2,638,037
Gross derivative instruments, before netting (1)	258	32,257	—	32,515
Investments held in Rabbi Trust	4,801	—	—	4,801
Alternative investments	—	—	7,460	7,460
Originated loans held for sale	—	20,888	—	20,888
Total financial assets held at fair value	$6,306	$2,689,935	$7,460	$2,703,701
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$587	$27,836	$—	$28,423

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$734	$—	$—	$734
Agency CMO	—	419,706	—	419,706
Agency MBS	—	954,349	—	954,349
Agency CMBS	—	573,272	—	573,272
CMBS	—	477,365	—	477,365
CLO	—	427,390	—	427,390
Single issuer-trust preferred	—	28,633	—	28,633
Corporate debt	—	109,642	—	109,642
Total available-for-sale investment securities	734	2,990,357	—	2,991,091
Gross derivative instruments, before netting (1)	250	77,387	—	77,637
Investments held in Rabbi Trust	5,119	—	—	5,119
Alternative investments	—	—	5,502	5,502
Originated loans held for sale	—	60,260	—	60,260
Total financial assets held at fair value	$6,103	$3,128,004	$5,502	$3,139,609
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$120	$45,069	$—	$45,189

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 15: Derivative Financial Instruments.

The following table presents the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Alternative Investments
Balance at January 1, 2017	$5,502
Unrealized gain included in net income	613
Purchases/capital funding	1,399
Payments	(54)
Balance at December 31, 2017	$7,460

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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $6.1 million at December 31, 2017. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value, as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$12,556	Real Estate Appraisals	Discount for appraisal type	0%	-	15%
			Discount for costs to sell	0%	-	8%
OREO	$1,077	Real Estate Appraisals	Discount for appraisal type	0%	-	20%
			Discount for costs to sell	8%

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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At December 31,
	2017		2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$4,487,392	$4,456,350	$4,160,658	$4,125,125
Transferred loans held for sale	—	—	7,317	7,444
Level 3
Loans and leases, net	17,323,864	17,211,619	16,832,268	16,678,106
Mortgage servicing assets	25,139	45,309	24,466	52,075
Alternative investments	10,562	12,940	11,034	13,189
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$18,525,321	$18,525,321	$17,279,049	$17,279,049
Time deposits	2,468,408	2,455,245	2,024,808	2,024,395
Securities sold under agreements to repurchase and other borrowings	643,269	644,084	949,526	955,660
FHLB advances (1)	1,677,105	1,678,070	2,842,908	2,825,101
Long-term debt (1)	225,767	234,359	225,514	225,514

(1)	The following adjustments to the carrying amount are not included for determination of fair value, see Note 10: Borrowings:
•FHLB advances - unamortized premiums on advances
•Long-term debt - unamortized discount and debt issuance cost on senior fixed-rate notes

Note 17: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits are based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan (SERP) was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The SERP provides eligible participants with additional pension benefits. Webster Bank also provides other postretirement healthcare benefits to certain retired employees.
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
There were $122 thousand and $124 thousand in company contributions to the SERP for the years ended December 31, 2017 and 2016, respectively.
The mortality assumptions used in the pension liability assessment for the year ended December 31, 2017 were the RP-2014 adjusted to 2006 dataset mortality table projected to measurement date with Mercer's mortality improvement scale MMP-2017.
The measurement date is December 31 for the Webster Bank Pension Plan, SERP, and other postretirement healthcare benefits.
The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other Benefits
(In thousands)	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Beginning balance	$211,508	$203,645	$11,806	$10,518	$3,852	$3,853
Service cost	50	45	—	—	—	—
Interest cost	7,314	8,441	375	389	92	125
Actuarial loss (gain)	18,396	6,108	1,037	1,023	(631)	59
Benefits paid and administrative expenses	(7,950)	(6,731)	(122)	(124)	(219)	(185)
Ending balance (1)	229,318	211,508	13,096	11,806	3,094	3,852
Change in plan assets:
Beginning balance	192,922	161,369	—	—	—	—
Actual return on plan assets	31,253	18,284	—	—	—	—
Employer contributions	—	20,000	122	124	219	185
Benefits paid and administrative expenses	(7,950)	(6,731)	(122)	(124)	(219)	(185)
Ending balance	216,225	192,922	—	—	—	—
Funded status of the plan at year end (2)	$(13,093)	$(18,586)	$(13,096)	$(11,806)	$(3,094)	$(3,852)

(1)	The accumulated benefit obligation for the defined benefit pension and other postretirement benefits was $245.5 million and $227.2 million at December 31, 2017 and 2016, respectively.

(2)	The underfunded status amounts are included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets.
The Company expects that $5.1 million in net actuarial loss will be recognized as a component of net periodic benefit cost in 2018.
The components of AOCL related to the defined benefit pension and other postretirement benefits at December 31, 2017 and 2016 are summarized below:

	Pension Plan		SERP		Other Benefits
(In thousands)	2017	2016	2017	2016	2017	2016
Net actuarial loss (gain)	$59,433	$65,857	$3,299	$3,009	$(16)	$616
Prior service cost	—	—	—	—	—	—
Total pre-tax amounts included in AOCL	59,433	65,857	3,299	3,009	(16)	616
Deferred tax benefit	13,407	23,727	744	1,084	(3)	222
Amounts included in accumulated AOCL, net of tax	$46,026	$42,130	$2,555	$1,925	$(13)	$394

Expected future benefit payments for the defined benefit pension and other postretirement benefits are presented below:

(In thousands)	Pension Plan	SERP	Other Benefits
2018	$9,009	$11,371	$354
2019	8,630	130	342
2020	9,065	132	328
2021	9,792	132	311
2022	10,425	131	292
2023-2027	55,206	651	1,125

The components of the net periodic benefit cost (benefit) for the defined benefit pension and other postretirement benefits were as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$50	$45	$45	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,314	8,441	8,008	375	389	345	92	125	123
Expected return on plan assets	(12,296)	(11,461)	(11,873)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	14	73
Recognized net loss	5,864	6,665	5,724	748	426	390	—	35	47
Net periodic benefit cost (benefit)	$932	$3,690	$1,904	$1,123	$815	$735	$92	$174	$243

Changes in funded status related to the defined benefit pension and other postretirement benefits and recognized as a component of OCI in the accompanying Consolidated Statements of Comprehensive Income as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net (gain) loss	$(561)	$(715)	$8,525	$1,037	$1,023	$372	$(631)	$60	$(178)
Amounts reclassified from AOCL	(5,864)	(6,665)	(5,724)	(748)	(426)	(390)	—	(35)	(47)
Amortization of prior service cost	—	—	—	—	—	—	—	(14)	(73)
Total (gain) loss recognized in OCI	$(6,425)	$(7,380)	$2,801	$289	$597	$(18)	$(631)	$11	$(298)

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

A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2017				2016
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Registered investment companies:
Exchange traded funds	$37,848	$—	$—	$37,848	$31,526	$—	$—	$31,526
Cash and cash equivalents	1,115	—	—	1,115	701	—	—	701
Common collective trust funds:
Fixed Income funds	—	107,430	—	107,430	—	96,429	—	96,429
Equity Funds	—	69,832	—	69,832	—	63,285	—	63,285
Insurance company investment contract	—	—	—	—	—	—	793	793
Total	$38,963	$177,262	$—	$216,225	$32,227	$159,714	$793	$192,734

The following table sets forth a summary of changes in the fair value of Level 3 assets of the pension plan:

	Years ended December 31,
(In thousands)	2017	2016
Beginning balance	$793	$934
Employer contributions	78	—
Unrealized gains relating to instruments still held at the reporting date	—	(10)
Benefit payments, administrative expenses	(166)	(131)
Asset sales	(705)	—
Ending balance	$—	$793

Asset Management
The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of Pension Plan assets
	2018	2017	2016
Fixed income investments	55%	50%	51%
Equity investments	45	50	49
Total	100%	100%	100%

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
The pension plan investment strategy is designed to maintain a diversified portfolio, with a target average long-term rate of 6.50%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly, and the portfolio is rebalanced as needed.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP		Other Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.50%	4.01%	3.30%	3.63%	3.00%	3.27%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Plan			SERP			Other Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.01%	4.20%	3.85%	3.63%	3.75%	3.50%	3.27%	3.35%	3.15%
Expected long-term return on assets	6.50%	7.00%	7.00%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	7.50%	8.25%	8.00%

The assumed healthcare cost-trend rate is 7.50% for 2017 and 2018, declining 1.0% each year thereafter until 2024 when the rate will be 4.60%. An increase of 1.0% in the assumed healthcare cost-trend rate for 2017 would have increased the net periodic postretirement benefit cost by $5 thousand and increased the accumulated benefit obligation by $148 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2017 would have decreased the net periodic postretirement benefit cost by $5 thousand and decreased the accumulated postretirement benefit obligation by $134 thousand.
Multiple-employer plan
Webster Bank, for the benefit of former employees of a bank acquired by the Company, is a sponsor of a multiple-employer pension plan that does not segregate the assets or liabilities of its employers participating in the plan. According to the plan administrator, as of July 1, 2017, the date of the latest actuarial valuation, Webster Bank’s portion of this plan was under-funded by $0.8 million.
The following table sets forth contributions and funding status of Webster Bank's portion of this plan:

(Dollars in thousands)			Contributions by Webster Bank for the year ended December 31,			Funded Status of the Plan at December 31,
Plan Name	Employer Identification Number	Plan Number	2017	2016	2015	2017	2016
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	$614	$690	$340	At least 80 percent	At least 80 percent

Multi-employer accounting is applied to the Fund. As a multiple-employer pension plan, there are no collective bargained contracts affecting its contribution or benefit provisions. Any shortfall amortization basis is being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to this plan did not exceed more than 5% of total contributions in the plan for the years ended December 31, 2017, 2016, and 2015.
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
Compensation and benefit expense included $12.0 million, $11.1 million, and $10.9 million for the years ended December 31, 2017, 2016, and 2015, respectively, for employer contributions.

Note 18: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans under which non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. The Plans have shareholder approval for up to 13.4 million shares of common stock. At December 31, 2017, there were 2.6 million common shares remaining available for grant, while no stock appreciation rights have been granted.
The following table provides a summary of stock compensation expense and income tax benefits associated with stock compensation recognized in the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2017	2016	2015
Stock options	$—	$43	$379
Restricted stock	12,276	11,395	10,556
Total stock compensation expense	$12,276	$11,438	$10,935

Income tax benefit (1)	$11,849	$4,132	$3,903

(1)
The income tax benefit in 2017 includes $7.1 million of excess tax benefits recognized under ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payment Accounting, which the Company adopted effective January 1, 2017.

At December 31, 2017 there was $13.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted-average period of 1.9 years.
The following table provides a summary of the activity under the stock compensation plans for the year ended December 31, 2017:

	Unvested Restricted Stock Awards						Stock Options Outstanding
	Time-Based				Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2017	253,361	$32.24	2,158	$32.89	116,184	$33.62	1,072,974	$21.24
Granted	168,369	54.76	8,129	56.07	89,581	56.18	—	—
Exercised options	—	—	—	—	—	—	399,935	25.42
Vested restricted stock awards (1)	194,986	37.16	10,287	51.21	117,695	42.09	—	—
Forfeited	18,944	35.58	—	—	9,154	43.10	—	—
Balance at December 31, 2017	207,800	$43.16	—	$—	78,916	$45.35	673,039	$18.75

(1)	Vested for purposes of recording compensation expense.
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from zero to 150%. For the performance-based shares granted in 2017, 50% vest based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and 50% vest based upon Webster's average of return on equity during the 3 year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.

The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016, and 2015 was $12.7 million, $11.6 million, and $11.6 million, respectively.
Stock options. Stock option awards have an exercise price equal to the market price of Webster's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster common stock over a contractual life of up to 10 years. There have been no stock options granted since 2013. All awarded options have vested. There were 639,151 non-qualified stock options and 33,888 incentive stock options outstanding at December 31, 2017.
Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had they all exercised their options at that time. At December 31, 2017, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $25.2 million. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $11.1 million, $6.4 million, and $4.3 million, respectively.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2017:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 5.14 - 12.85	222,947	1.2	$9.43
$ 22.04 - 25.15	450,092	4.5	23.37
	673,039	3.4	$18.75

Note 19: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. The Corporate Treasury unit of the Company, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
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

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$322,393	$383,700	$104,704	$(14,510)	$796,287
Provision (benefit) for loan and lease losses	38,518	2,382	—	—	40,900
Net interest income (loss) after provision for loan and lease losses	283,875	381,318	104,704	(14,510)	755,387
Non-interest income	55,194	107,368	77,378	19,538	259,478
Non-interest expense	154,037	373,081	113,143	20,814	661,075
Income (loss) before income tax expense	185,032	115,605	68,939	(15,786)	353,790
Income tax expense (benefit)	51,438	32,137	19,165	(4,389)	98,351
Net income (loss)	$133,594	$83,468	$49,774	$(11,397)	$255,439

	Year ended December 31, 2016
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$287,596	$367,137	$81,451	$(17,671)	$718,513
Provision (benefit) for loan and lease losses	37,455	18,895	—	—	56,350
Net interest income (loss) after provision for loan and lease losses	250,141	348,242	81,451	(17,671)	662,163
Non-interest income	57,253	110,197	71,710	25,318	264,478
Non-interest expense	138,379	369,132	97,152	18,528	623,191
Income (loss) before income tax expense	169,015	89,307	56,009	(10,881)	303,450
Income tax expense (benefit)	53,649	28,348	17,779	(3,453)	96,323
Net income (loss)	$115,366	$60,959	$38,230	$(7,428)	$207,127

	Year ended December 31, 2015
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$266,085	$356,881	$73,433	$(31,774)	$664,625
Provision (benefit) for loan and lease losses	30,546	18,754	—	—	49,300
Net interest income (loss) after provision for loan and lease losses	235,539	338,127	73,433	(31,774)	615,325
Non-interest income	46,967	108,647	62,475	19,688	237,777
Non-interest expense	129,499	335,834	81,449	8,559	555,341
Income (loss) before income tax expense	153,007	110,940	54,459	(20,645)	297,761
Income tax expense (benefit)	47,804	34,605	17,016	(6,393)	93,032
Net income (loss)	$105,203	$76,335	$37,443	$(14,252)	$204,729
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
At December 31, 2017	$9,350,028	$8,909,671	$76,308	$8,151,638	$26,487,645
At December 31, 2016	9,069,445	8,721,046	83,987	8,198,051	26,072,529

Note 20: Commitments and Contingencies
Lease Commitments
Webster is obligated under various non-cancelable operating leases for properties used as banking centers and other office facilities. The leases contain renewal options and escalation clauses which provide for increased rental expense, or for equipment upgrades. Rental expense under the leases was $31.1 million, $30.4 million, and $21.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income.
Rental income from sub-leases on certain of these properties is netted as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015.
The following table summarizes future minimum rental payments and receipts under lease agreements:

	At December 31, 2017
(In thousands)	Rental Payments	Rental Receipts
2018	$29,181	$717
2019	28,035	592
2020	26,254	488
2021	24,552	395
2022	20,885	353
Thereafter	77,541	1,438
Total future minimum rental payments and receipts	$206,448	$3,983

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2017	2016
Commitments to extend credit	$5,567,687	$5,224,280
Standby letter of credit	195,902	128,985
Commercial letter of credit	43,200	46,497
Total credit-related financial instruments with off-balance sheet risk	$5,806,789	$5,399,762

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2017	2016	2015
Beginning balance	$2,287	$2,119	$5,151
Provision (benefit)	75	168	(3,032)
Ending balance	$2,362	$2,287	$2,119

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that at December 31, 2017 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 21: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2017	2016
Assets:
Cash and due from banks	$181,085	$152,947
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	2,585,955	2,425,398
Alternative investments	2,939	4,275
Other assets	13,252	24,659
Total assets	$2,933,231	$2,757,279
Liabilities and shareholders’ equity:
Senior notes	$148,447	$148,194
Junior subordinated debt	77,320	77,320
Accrued interest payable	2,616	2,589
Due to subsidiaries	575	365
Other liabilities	2,315	1,799
Total liabilities	231,273	230,267
Shareholders’ equity	2,701,958	2,527,012
Total liabilities and shareholders’ equity	$2,933,231	$2,757,279

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2017	2016	2015
Operating Income:
Dividend income from bank subsidiary	$120,000	$145,000	$110,000
Interest on securities and deposits	4,477	1,911	546
Loss on sale of investment securities	—	(2,410)	—
Alternative investments income	1,504	176	2,274
Other non-interest income	204	7,485	152
Total operating income	126,185	152,162	112,972
Operating Expense:
Interest expense on borrowings	10,380	9,981	9,665
Compensation and benefits	12,425	11,461	10,965
Other non-interest expense	10,583	6,278	6,005
Total operating expense	33,388	27,720	26,635
Income before income tax benefit and equity in undistributed earnings of subsidiaries and associated companies	92,797	124,442	86,337
Income tax benefit	3,004	3,086	2,929
Equity in undistributed earnings of subsidiaries and associated companies	159,638	79,599	115,463
Net income	$255,439	$207,127	$204,729

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2017	2016	2015
Net income	$255,439	$207,127	$204,729
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities	—	584	(2,109)
Net unrealized gains (losses) on derivative instruments	1,216	1,223	1,223
Other comprehensive loss of subsidiaries and associated companies	(106)	(694)	(20,959)
Other comprehensive income (loss), net of tax	1,110	1,113	(21,845)
Comprehensive income	$256,549	$208,240	$182,884

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2017	2016	2015
Operating activities:
Net income	$255,439	$207,127	$204,729
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries and associated companies	(159,638)	(79,599)	(115,463)
Stock-based compensation	12,276	11,438	10,935
Gain on redemption of other assets	—	(7,331)	—
Other, net	7,880	(3,736)	9,066
Net cash provided by operating activities	115,957	127,899	109,267
Investing activities:
Proceeds from sale of available for sale securities	—	1,089	—
Purchases of intercompany debt securities	—	(150,000)	—
Proceeds from the sale of other assets	7,581	—	—
Net cash provided by (used for) investing activities	7,581	(148,911)	—
Financing activities:
Preferred stock issued	145,056	—	—
Preferred stock redeemed	(122,710)	—	—
Cash dividends paid to common shareholders	(94,630)	(89,522)	(80,964)
Cash dividends paid to preferred shareholders	(8,096)	(8,096)	(8,711)
Exercise of stock options	8,259	11,762	3,060
Excess tax benefits from stock-based compensation	—	3,204	2,338
Common stock repurchased/shares acquired related to employee share-based plans	(23,279)	(22,870)	(17,815)
Common stock warrants repurchased	—	(163)	(23)
Net cash used for financing activities	(95,400)	(105,685)	(102,115)
Increase (decrease) in cash and due from banks	28,138	(126,697)	7,152
Cash and due from banks at beginning of year	152,947	279,644	272,492
Cash and due from banks at end of year	$181,085	$152,947	$279,644

Note 22: Selected Quarterly Consolidated Financial Information (Unaudited)

	2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$219,680	$226,789	$231,021	$236,115
Interest expense	27,016	29,002	30,117	31,183
Net interest income	192,664	197,787	200,904	204,932
Provision for loan and lease losses	10,500	7,250	10,150	13,000
Non-interest income	63,042	64,551	65,846	66,039
Non-interest expense	163,784	164,419	161,823	171,049
Income before income tax expense	81,422	90,669	94,777	86,922
Income tax expense	21,951	29,090	30,281	17,029
Net income	$59,471	$61,579	$64,496	$69,893

Earnings applicable to common shareholders	$57,342	$59,485	$62,426	$67,710

Earnings per common share:
Basic	$0.62	$0.65	$0.68	$0.74
Diluted	0.62	0.64	0.67	0.73

	2016
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$202,335	$202,431	$205,715	$211,432
Interest expense	26,183	25,526	25,518	26,173
Net interest income	176,152	176,905	180,197	185,259
Provision for loan and lease losses	15,600	14,000	14,250	12,500
Non-interest income	62,374	65,075	66,412	70,617
Non-interest expense	152,445	152,778	156,097	161,871
Income before income tax expense	70,481	75,202	76,262	81,505
Income tax expense	23,434	24,599	24,445	23,845
Net income	$47,047	$50,603	$51,817	$57,660

Earnings applicable to common shareholders	$44,921	$48,398	$49,634	$55,501

Earnings per common share:
Basic	$0.49	$0.53	$0.54	$0.61
Diluted	0.49	0.53	0.54	0.60

Note 23: Subsequent Events
The Company has evaluated events from the date of the Consolidated Financial Statements and accompanying Notes thereto, December 31, 2017, through the issuance of this Annual Report on Form 10-K and determined that no significant events were identified requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of Webster’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Webster’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2017.
Webster’s independent registered public accounting firm has issued a report on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2017. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
During the year ended December 31, 2016, management identified a material weakness resulting from the aggregation of control deficiencies in management’s review of the allowance for loan loss model including certain process level controls preventing unapproved changes in modeling assumptions as well as the precision of management’s review over the valuation of allowance for loan and lease losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented.
To remediate the material weakness described above, we designed and implemented controls ensuring the review of all modeling assumptions as well as enhanced the design of management’s review over the valuation of allowance for loan and lease losses balance. During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that the controls were appropriately designed and operating effectively and have concluded that the material weakness has been remediated.
Except for the changes referenced in the prior paragraph, there were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The reports of Webster’s management and of Webster’s independent registered public accounting firm follow.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2017, is included below under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal controls over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Hartford, Connecticut
March 1, 2018

ITEM 9B. OTHER INFORMATION
Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant

Name	Age at December 31, 2017	Positions Held
John R. Ciulla	52	President, Chief Executive Officer and Director
Glenn I. MacInnes	56	Executive Vice President and Chief Financial Officer
Daniel H. Bley	49	Executive Vice President and Chief Risk Officer
Colin D. Eccles	59	Executive Vice President and Chief Information Officer
Bernard M. Garrigues	59	Executive Vice President and Chief Human Resources Officer
Nitin J. Mhatre	47	Executive Vice President, Community Banking
Dawn C. Morris	50	Executive Vice President and Chief Marketing Officer
Christopher J. Motl	47	Executive Vice President, Commercial Banking
Brian R. Runkle	49	Executive Vice President, Bank Operations
Charles L. Wilkins	56	Executive Vice President, HSA Bank
Harriet Munrett Wolfe	64	Executive Vice President, General Counsel and Secretary
Albert J. Wang	42	Chief Accounting Officer
Webster’s executive officers are each appointed to serve for a one-year period. Information concerning their principal occupation during at least the last five years is set forth below.
John R. Ciulla is President and Chief Executive Officer and a director of Webster Financial Corporation and Webster Bank. He was appointed as Chief Executive Officer and a director of Webster Financial Corporation in January 2018. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the Company, including Chief Credit Risk Officer and Senior Vice President, Commercial Banking, where he was responsible for several business units. He was promoted from Executive Vice President and Head of Middle Market Banking to lead Commercial Banking in January 2014 and to President in October 2015. Prior to joining Webster, Mr. Ciulla was Managing Director of The Bank of New York, where he worked from 1997 to 2004. He serves on the board of the Connecticut Business and Industry Association and is the immediate past chairman. Mr. Ciulla is also a member of the board of the Business Council of Fairfield County.
Glenn I. MacInnes is Executive Vice President and Chief Financial Officer of Webster Financial Corporation and Webster Bank. He joined Webster in May 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of senior positions, including deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
Daniel H. Bley is Executive Vice President and Chief Risk Officer of Webster Financial Corporation and Webster Bank since August 2010. Prior to joining Webster, Mr. Bley worked at ABN AMRO and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of Financial Institutions Credit Risk and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Western Connecticut.
Colin D. Eccles is Executive Vice President and Chief Information Officer of Webster Financial Corporation and Webster Bank. He joined Webster in January 2013. Prior to joining Webster, Mr. Eccles served as CIO for Umpqua Holdings in Portland, OR. Before that, he worked for Washington Mutual Bank from 2002 to 2009 and was the CIO for the Retail Bank. He worked for Hogan Systems in Dallas, TX from 1994 to 2002.
Bernard M. Garrigues is Executive Vice President and Chief Human Resources Officer of Webster Financial Corporation and Webster Bank. Mr. Garrigues joined Webster in April 2014. Prior to joining Webster, Mr. Garrigues was with TIMEX Group in Middlebury, CT, where he was the Chief Human Resources Officer having comprehensive global HR responsibility for several thousand employees in 22 countries. Previously, he worked 21 years for General Electric where he served as global head of HR with a number of GE businesses, including GE Commercial Finance, GE Capital Real Estate, GE Capital IT Solutions and Healthcare in both the United States and Europe. Mr. Garrigues is Six Sigma Green Belt certified, a published author, and a seasoned guest lecturer.

Nitin J. Mhatre is Executive Vice President, Head of Community Banking of Webster Financial Corporation and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August 2013. Prior to joining Webster, Mr. Mhatre worked at Citigroup across multiple geographies including St. Louis, MO, Stamford, CT, Guam, USA, and India, in various capacities. In his most recent position, he was Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, CT. Mr. Mhatre is a board member of Consumer Bankers Association headquartered in Washington, D.C., and also serves on the board of Junior Achievement of Southwest New England.
Dawn C. Morris is Executive Vice President, Chief Marketing Officer of Webster Financial Corporation and Webster Bank. She joined Webster in March 2014. Prior to joining Webster, Ms. Morris was with Citizens Bank in Dedham, MA, where she served in a variety of roles, including head of customer segment management, product and segment marketing, and business banking product management. Earlier in her career, Ms. Morris worked in a number of business line and marketing roles at RBC Bank in North Carolina. Ms. Morris serves as co-chair with Governor Dannel Malloy on the Governor’s Prevention Partnership, and serves on the boards of The Hartford Stage, Marketing EDGE, and the Girl Scouts of Connecticut.
Christopher J. Motl is Executive Vice President, Head of Commercial Banking of Webster Financial Corporation and Webster Bank. He joined Webster in 2004 and was responsible for establishing and growing the Sponsor and Specialty Banking Group and was most recently Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of Special Olympics of Connecticut and the Travelers Championship.
Brian R. Runkle is Executive Vice President of Bank Operations of Webster Financial Corporation and Webster Bank. Mr. Runkle joined Webster in 2016. Prior to joining Webster, Mr. Runkle served in several leadership roles at General Electric across the country, including Managing Director, Risk for GE Capital. He is Six Sigma Master Black Belt certified. Mr. Runkle was a volunteer team leader and campaign member for United Way in Connecticut.
Charles L. Wilkins is Executive Vice President of Webster Bank and Head of HSA Bank. He joined Webster in January 2014. Prior to joining Webster, he was president of his own consulting practice, specializing in healthcare and financial services, from 2012 to 2013. Prior to this, Mr. Wilkins was General Manager and Chief Executive Officer of OptumHealth Financial Services, a division of UnitedHealth Group in Minnesota from 2007 to 2012. He is on the Executive Committee for the American Heart Association's Greater Milwaukee Heart and Stroke Walk/5K Run and an active volunteer with the American Diabetes Foundation.
Harriet Munrett Wolfe is Executive Vice President, General Counsel and Corporate Secretary of Webster Financial Corporation and Webster Bank. She joined Webster in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997, and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation's Executive Committee, Audit Committee, and Chair of the Real Estate Committee.
Albert J. Wang is Chief Accounting Officer of Webster Financial Corporation and Webster Bank. He joined Webster in September 2017, and he oversees corporate accounting functions including corporate tax, regulatory reporting, and accounting policy. Prior to joining Webster, Mr. Wang served as Executive Vice President and Chief Accounting Officer of Banc of California. Earlier in his career, he held positions of increasing responsibility at Santander Bank, N.A., most recently as Senior Vice President and Chief Accounting Officer, and at PricewaterhouseCoopers LLP. Mr. Wang is a Certified Public Accountant.
Corporate Governance
Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. The Company has also adopted corporate governance guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive, and Risk Committees of the Board of Directors. The corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on the Company's website (www.websterbank.com).
A printed copy of any of these documents may be obtained without charge directly from the Company at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned "Information as to Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Proxy Statement under the sections captioned "Compensation Discussion and Analysis" and "Compensation of Directors," and the information included therein is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation plans as of December 31, 2017, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted- Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	673,039	$18.75	2,626,866
Plans not approved by shareholders	—	—	—
Total	673,039	$18.75	2,626,866
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
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2018.

Signature:	Title:

/s/ John R. Ciulla	President and Chief Executive Officer, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Senior Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ James C. Smith	Chairman of the Board of Directors
James C. Smith

/s/ John J. Crawford	Lead Director
John J. Crawford

/s/ William L. Atwell	Director
William L. Atwell

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Charles W. Shivery	Director
Charles W. Shivery

/s/ Lauren C. States	Director
Lauren C. States

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4	Instruments Defining the Rights of Security Holders.
4.1	Specimen common stock certificate		10-K	4.1	3/10/2006
4.2	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.3	Warrant to purchase shares of Corporation common stock		8-K	4.2	11/24/2008
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.6	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.7	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
10	Material Contracts
10.1	Amended and Restated 1992 Stock Option Plan		10-Q	10.1	5/2/2012
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/7/2008
10.5	Employee Stock Purchase Plan		DEF 14A	A	3/23/2000
10.6	Description of Arrangement for Directors Fees.	X
10.7	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
10.8	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.9	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.10	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Colin D. Eccles, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.13	2/28/2013
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Colin D. Eccles and Harriet Munrett Wolfe		10-K	10.22	2/28/2013
10.12	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.13	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.14	Change in Control Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.3	5/7/2014
10.15	Non-Solicitation Agreement, dated as of March 10, 2014, by and between Webster Financial Corporation and Dawn C. Morris		10-Q	10.4	5/7/2014
10.16	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014
10.17	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.18	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla	X
10.19	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.20	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Nitin Mhatre		10-Q	10.3	5/5/2017
10.21	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.22	Retirement and Advisory Services Agreement, dated as of September 17, 2017, by and between Webster Financial Corporation and James C. Smith		8-K	10.1	9/19/2017
10.23	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and Brian Runkle	X
10.24	Non-Solicitation Agreement, dated as of February 26, 2018 by and between Webster Financial Corporation and Brian Runkle	X

21	Subsidiaries.	X
23	Consent of KPMG LLP.	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
Note: Exhibit numbers 10.1 – 10.26 are management contracts or compensatory plans or arrangements in which directors or executive officers are eligible to participate.
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.