Form 10-Q
period 2018-03-31
WEBSTER FINANCIAL CORP
filed 2018-05-07
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2018
Commission File Number: 001-31486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2018 was 92,098,422.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FOWARD-LOOKING STATEMENTS
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
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

▪	local, regional, national and international economic conditions and the impact they may have on us and our customers;

▪	volatility and disruption in national and international financial markets;

▪	government intervention in the U.S. financial system;

▪	changes in the level of non-performing assets and charge-offs;

▪	changes in estimates of future reserve requirements based upon periodic review under relevant regulatory and accounting requirements;

▪	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

▪	inflation, interest rate, securities market and monetary fluctuations;

▪	the timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

▪	changes in consumer spending, borrowings and savings habits;

▪	technological changes and cyber-security matters;

▪	the ability to increase market share and control expenses;

▪	changes in the competitive environment among banks, financial holding companies and other financial services providers;

▪
the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance and healthcare) with which we and our subsidiaries must comply, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the final rules establishing a new comprehensive capital framework for U.S. banking organizations, and the Tax Cuts and Jobs Act of 2017 (Tax Act);

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

▪	our success at assessing and managing the risks involved in the foregoing items.
Any forward-looking statements made by Webster Financial Corporation (the Company) in this Quarterly Report on Form 10-Q speaks only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
ISDA	International Swaps Derivative Association
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$164,927	$231,158
Interest-bearing deposits	45,899	25,628
Investment securities available-for-sale, at fair value	2,773,506	2,638,037
Investment securities held-to-maturity (fair value of $4,297,039 and $4,456,350)	4,408,321	4,487,392
Federal Home Loan Bank and Federal Reserve Bank stock	125,328	151,566
Loans held for sale, fair value option	19,727	20,888
Loans and leases	17,805,575	17,523,858
Allowance for loan and lease losses	(205,349)	(199,994)
Loans and leases, net	17,600,226	17,323,864
Deferred tax assets, net	99,199	92,630
Premises and equipment, net	127,196	130,001
Goodwill	538,373	538,373
Other intangible assets, net	28,650	29,611
Cash surrender value of life insurance policies	535,391	531,820
Accrued interest receivable and other assets	285,404	286,677
Total assets	$26,752,147	$26,487,645
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,074,992	$4,191,496
Interest-bearing	17,310,050	16,802,233
Total deposits	21,385,042	20,993,729
Securities sold under agreements to repurchase and other borrowings	931,299	643,269
Federal Home Loan Bank advances	1,202,030	1,677,105
Long-term debt	225,830	225,767
Accrued expenses and other liabilities	291,804	245,817
Total liabilities	24,036,005	23,785,687
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,056
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,680,291 shares)	937	937
Paid-in capital	1,120,522	1,122,164
Retained earnings	1,649,524	1,595,762
Treasury stock, at cost (1,799,401 and 1,658,526 shares)	(84,399)	(70,430)
Accumulated other comprehensive loss, net of tax	(115,479)	(91,531)
Total shareholders' equity	2,716,142	2,701,958
Total liabilities and shareholders' equity	$26,752,147	$26,487,645
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2018	2017
Interest Income:
Interest and fees on loans and leases	$193,220	$167,808
Taxable interest and dividends on investments	47,288	45,940
Non-taxable interest on investment securities	5,271	5,616
Loans held for sale	142	316
Total interest income	245,921	219,680
Interest Expense:
Deposits	18,156	13,435
Securities sold under agreements to repurchase and other borrowings	3,640	3,540
Federal Home Loan Bank advances	7,281	7,493
Long-term debt	2,676	2,548
Total interest expense	31,753	27,016
Net interest income	214,168	192,664
Provision for loan and lease losses	11,000	10,500
Net interest income after provision for loan and lease losses	203,168	182,164
Non-interest Income:
Deposit service fees	40,451	37,006
Loan and lease related fees	6,996	7,208
Wealth and investment services	7,870	7,273
Mortgage banking activities	1,144	2,266
Increase in cash surrender value of life insurance policies	3,572	3,575
Other income	8,714	5,714
Total non-interest income	68,747	63,042
Non-interest Expense:
Compensation and benefits	94,765	87,499
Occupancy	15,145	16,179
Technology and equipment	23,862	21,608
Intangible assets amortization	962	1,055
Marketing	3,552	5,441
Professional and outside services	4,788	4,276
Deposit insurance	6,717	6,732
Other expense	21,824	20,994
Total non-interest expense	171,615	163,784
Income before income tax expense	100,300	81,422
Income tax expense	20,075	21,951
Net income	80,225	59,471
Preferred stock dividends and other	(2,142)	(2,129)
Earnings applicable to common shareholders	$78,083	$57,342

Earnings per common share:
Basic	$0.85	$0.62
Diluted	0.85	0.62
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
Net income	$80,225	$59,471
Other comprehensive (loss) income, net of tax:
Total securities available-for-sale	(27,424)	(2,225)
Total derivative instruments	2,522	1,159
Total defined benefit pension and other postretirement benefit plans	954	1,032
Other comprehensive loss, net of tax	(23,948)	(34)
Comprehensive income	$56,277	$59,437
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of change in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	80,225	—	—	80,225
Other comprehensive loss, net of tax	—	—	—	—	—	(23,948)	(23,948)
Dividends and dividend equivalents declared on common stock $0.26 per share	—	—	43	(24,111)	—	—	(24,068)
Dividends paid Series F preferred stock $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Dividends accrued Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	957	3,919	—	3,335
Exercise of stock options	—	—	(144)	—	434	—	290
Common shares acquired related to stock compensation plan activity	—	—	—	—	(6,164)	—	(6,164)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at March 31, 2018	$145,037	$937	$1,120,522	$1,649,524	$(84,399)	$(115,479)	$2,716,142

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	59,471	—	—	59,471
Other comprehensive loss, net of tax	—	—	—	—	—	(34)	(34)
Dividends and dividend equivalents declared on common stock $0.25 per share	—	—	39	(23,133)	—	—	(23,094)
Dividends paid Series E preferred stock $400.00 per share	—	—	—	(2,024)	—	—	(2,024)
Stock-based compensation	—	—	—	392	4,834	—	5,226
Exercise of stock options	—	—	(1,076)	—	3,869	—	2,793
Common shares acquired related to stock compensation plan activity	—	—	—	—	(8,992)	—	(8,992)
Balance at March 31, 2017	$122,710	$937	$1,124,900	$1,460,026	$(71,188)	$(77,027)	$2,560,358
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
Operating Activities:
Net income	$80,225	$59,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	11,000	10,500
Deferred tax expense	1,286	7,548
Depreciation and amortization	9,489	9,637
Amortization of earning assets and funding, premiums/discounts, net	13,390	13,619
Stock-based compensation	3,335	3,318
Gain on sale, net of write-down, on foreclosed and repossessed assets	(89)	(74)
Write-down, net on premises and equipment	57	530
Increase in cash surrender value of life insurance policies	(3,572)	(3,575)
Mortgage banking activities	(1,144)	(2,266)
Proceeds from sale of loans held for sale	44,806	106,620
Origination of loans held for sale	(43,131)	(72,984)
Net decrease in derivative contract assets net of liabilities	11,744	15,832
Net increase in accrued interest receivable and other assets	(10,484)	(6,673)
Net increase in accrued expenses and other liabilities	15,355	2,590
Net cash provided by operating activities	132,267	144,093
Investing Activities:
Net increase in interest-bearing deposits	(20,271)	(8,689)
Purchases of available for sale investment securities	(251,920)	(52,031)
Proceeds from maturities and principal payments of available for sale investment securities	111,231	160,350
Purchases of held-to-maturity investment securities	(64,281)	(234,477)
Proceeds from maturities and principal payments of held-to-maturity investment securities	133,692	175,881
Net proceeds of Federal Home Loan Bank stock	26,238	31,089
Alternative investments (capital call) return of capital, net	(364)	563
Net increase in loans	(289,165)	(76,329)
Proceeds from loans not originated for sale	34	7,445
Proceeds from the sale of foreclosed and repossessed assets	1,948	1,285
Additions to premises and equipment	(5,780)	(7,232)
Proceeds from redemption of other assets	—	7,581
Net cash (used for) provided by investing activities	(358,638)	5,436

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2018	2017
Financing Activities:
Net increase in deposits	391,087	937,040
Proceeds from Federal Home Loan Bank advances	1,525,000	3,875,000
Repayments of Federal Home Loan Bank advances	(2,000,075)	(4,795,073)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	288,030	(141,953)
Dividends paid to common shareholders	(23,901)	(22,939)
Dividends paid to preferred shareholders	(1,969)	(2,024)
Exercise of stock options	290	2,793
Common stock repurchase program	(12,158)	—
Common shares purchased related to stock compensation plan activity	(6,164)	(8,992)
Net cash provided by (used for) financing activities	160,140	(156,148)
Net decrease in cash and due from banks	(66,231)	(6,619)
Cash and due from banks at beginning of period	231,158	190,663
Cash and due from banks at end of period	$164,927	$184,044

Supplemental disclosure of cash flow information:
Interest paid	$33,986	$26,797
Income taxes paid	3,313	5,386
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$1,626	$1,410
Transfer of loans from loans and leases to loans-held-for-sale	35	—
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At March 31, 2018, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank).
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. Generally Accepted Accounting Principles (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2018.
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
Accounting Standards Adopted During 2018
Effective January1, 2018, the following new Accounting Standards Updates (ASUs) were adopted by the Company:
ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.
The Update shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Prior to adoption, the Company amortized the premium as a yield adjustment over the contractual life of such debt securities. The Update accelerates the Company's recognition of premium amortization on certain debt securities held within the portfolio.
The Update is effective for the Company on January 1, 2019 and early adoption is permitted. The Company elected to early adopt the Update during the first quarter of 2018 on a modified retrospective basis. As a result, the Company recorded a $2.8 million cumulative-effect adjustment directly to retained earnings as of January 1, 2018.
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The Update requires the Company to retrospectively report service cost as a part of compensation expense and the other components of net periodic benefit cost separately from service cost in the Company's consolidated financial statements. The Company previously included all components of net periodic benefit cost as a component of compensation and benefits expense. Upon adoption, only service cost remains in compensation and benefits expense, while the interest cost on benefit obligations, expected return on plan assets, amortization of prior service cost, and recognized net loss components of the net periodic benefit cost are included in other expense, in the accompanying Condensed Consolidated Statements of Income.
The Company adopted the Update during the first quarter of 2018 on a retrospective basis. As a result, the Company reclassified, for prior periods, the components of it's net periodic benefit costs other than the service cost component from compensation and benefits to other expense in the accompanying Condensed Consolidated Statements of Income. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.
The Update addresses the following eight specific cash flow issues, with the objective of reducing the existing diversity in practice: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.
The Company adopted the Update during the first quarter of 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)
The Updates included targeted amendments in connection with the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practical expedient, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The provisions also emphasized the existing requirement to use exit prices to measure fair value for disclosure purposes.
The Company adopted the Updates during the first quarter of 2018 primarily on a modified retrospective basis. As a result, the Company recorded a benefit of $1.4 million for a cumulative-effect adjustment directly to retained earnings, as of January 1, 2018, due to a change in valuation method, from cost less impairment, to net asset value using the practical expedient. Also, the measurement alternative has been elected for equity securities, existing as of January 1, 2018, without readily determinable fair values on a prospective basis.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Also, subsequent ASUs issued to clarify this Topic.
The Update, and subsequent related updates, establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The Updates are intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers, at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company adopted the Updates during the first quarter of 2018 on a modified retrospective transition approach. The Company did not identify any material changes to the timing of revenue recognition. The Company is changing how it presents certain recurring revenue streams associated with wealth and investment services as other income, versus a contra expense; however, these changes did not have a significant impact on the Company's consolidated financial statements. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations, and there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition, however, additional disclosure has been incorporated in Note 17: Revenue from Contracts with Customers.

Accounting Standards Issued But Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.
The purpose of the Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The update requires a modified retrospective transition method in which a Company will recognize a cumulative effect of the change on the opening balance for each affected component of equity in the financial statements as of the date of adoption.
The Update is effective for the Company on January 1, 2019 and early adoption is permitted. The Company is in the process of assessing all potential impacts of the standard.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.
The Update simplifies quantitative goodwill impairment testing by requiring entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.
This changes current guidance by eliminating the second step of the goodwill impairment analysis which involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. Entities will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
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
The Change from an "incurred loss" method to an "expected loss" method represents a fundamental shift from existing GAAP, and is likely to result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has finalized a cross functional steering committee comprised of members from different disciplines including Credit, Finance and Treasury as well as specific working groups to focus on key components of the development process. In addition, through one of the working groups, the Company has begun to evaluate the effect that this Update will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, accounting, and governance. These work streams are collectively assessing resources that may be required, use of existing and new models, data availability, and system solutions to facilitate implementation. The Update will be effective for the Company on January 1, 2020. While we are currently unable to reasonably estimate the impact of adopting the Update, we expect the impact of adoption will be significantly influenced by the composition, characteristics, and quality of our loan and securities portfolios as well as the economic conditions as of the adoption date.
ASU No. 2016-02, Leases (Topic 842).
The Update introduces a lessee model that requires substantially all leases to be recorded as assets and liabilities on the balance sheet and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.
The Company is in the process of reviewing its existing leases, including certain service contracts for embedded leases, to evaluate the impact of the standard on the consolidated financial statements, as well as the impact to regulatory reporting, such as capital and risk-weighted assets. The Company has engaged a third party consultant to assist with the implementation efforts.
The effect of the adoption will depend on the lease portfolio at the time of transition and the transition options ultimately available at the time of adoption. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company does not plan to early adopt the Update. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

Note 2: Variable Interest Entities
The Company has an investment interest in the following entities that meet the definition of a variable interest entity (VIE).
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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The investment securities consist of Agency CMO, Agency MBS, Agency CMBS, CLO and single issuer-trust preferred. The Company has not provided financial or other support with respect to these investment securities other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. See Note 3: Investment Securities for additional information.
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
At March 31, 2018 and December 31, 2017, the aggregate carrying value of the Company's tax credit-finance investments were $32.5 million and $33.5 million, respectively. At March 31, 2018 and December 31, 2017, unfunded commitments have been recognized, totaling $16.2 million and $17.3 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt in the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt in the accompanying Condensed Consolidated Statements of Income.
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
At March 31, 2018 and December 31, 2017, the aggregate carrying value of the Company's other investments in VIEs were $16.3 million and $13.8 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $25.3 million and $22.9 million, respectively.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Investments are included in accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K, for the year ended December 31, 2017.

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At March 31, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$449	$—	$—	$449	$1,247	$—	$—	$1,247
Agency CMO	290,105	526	(6,052)	284,579	308,989	1,158	(3,814)	306,333
Agency MBS	1,304,856	1,522	(41,110)	1,265,268	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	622,400	—	(31,098)	591,302	608,276	—	(20,250)	588,026
CMBS	365,006	2,045	(157)	366,894	358,984	2,157	(74)	361,067
CLO	201,254	691	(108)	201,837	209,075	910	(134)	209,851
Single issuer-trust preferred	7,111	—	(70)	7,041	7,096	—	(46)	7,050
Corporate debt	56,350	496	(710)	56,136	56,504	797	(679)	56,622
Available-for-sale	$2,847,531	$5,280	$(79,305)	$2,773,506	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$245,663	$417	$(7,139)	$238,941	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,544,104	12,571	(80,678)	2,475,997	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	689,602	—	(20,744)	668,858	696,566	—	(10,011)	686,555
Municipal bonds and notes	692,582	2,400	(16,091)	678,891	711,381	8,584	(6,558)	713,407
CMBS	236,172	891	(2,909)	234,154	249,273	2,175	(620)	250,828
Private Label MBS	198		—	198	323	1	—	324
Held-to-maturity	$4,408,321	$16,279	$(127,561)	$4,297,039	$4,487,392	$28,413	$(59,455)	$4,456,350

Other-Than-Temporary Impairment
The amount in the amortized cost columns in the table above includes other-than-temporary impairment (OTTI) related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
The following table presents activity for OTTI:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$1,364	$3,243
Reduction for investment securities sold or called	—	(12)
Ending balance	$1,364	$3,231

To the extent that changes occur in interest rates, credit movements, or other factors that impact fair value and expected recovery of amortized cost of its investment securities, the Company may, in future periods, be required to recognize OTTI in earnings.

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$113,804	$(1,601)	$110,998	$(4,451)	34	$224,802	$(6,052)
Agency MBS	597,062	(13,730)	577,081	(27,380)	159	1,174,143	(41,110)
Agency CMBS	72,147	(2,248)	519,155	(28,850)	37	591,302	(31,098)
CMBS	53,552	(157)	—	—	9	53,552	(157)
CLO	99,288	(12)	15,068	(96)	6	114,356	(108)
Single issuer-trust preferred	7,041	(70)	—	—	1	7,041	(70)
Corporate debt	11,077	(406)	6,248	(304)	4	17,325	(710)
Available-for-sale in an unrealized loss position	$953,971	$(18,224)	$1,228,550	$(61,081)	250	$2,182,521	$(79,305)
Held-to-maturity:
Agency CMO	$104,568	$(2,199)	$101,482	$(4,940)	22	$206,050	$(7,139)
Agency MBS	1,066,786	(24,771)	1,143,544	(55,907)	253	2,210,330	(80,678)
Agency CMBS	542,868	(15,740)	125,991	(5,004)	56	668,859	(20,744)
Municipal bonds and notes	233,121	(4,137)	218,963	(11,954)	200	452,084	(16,091)
CMBS	148,267	(2,595)	13,276	(314)	20	161,543	(2,909)
Held-to-maturity in an unrealized loss position	$2,095,610	$(49,442)	$1,603,256	$(78,119)	551	$3,698,866	$(127,561)

	At December 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$81,001	$(449)	$119,104	$(3,365)	27	$200,105	$(3,814)
Agency MBS	416,995	(2,920)	606,021	(16,350)	135	1,023,016	(19,270)
Agency CMBS	54,182	(851)	533,844	(19,399)	36	588,026	(20,250)
CMBS	23,869	(74)	—	—	6	23,869	(74)
CLO	56,335	(134)	—	—	3	56,335	(134)
Single issuer-trust preferred	7,050	(46)	—	—	1	7,050	(46)
Corporate debt	11,082	(395)	6,265	(284)	4	17,347	(679)
Available-for-sale in an unrealized loss position	$650,514	$(4,869)	$1,265,234	$(39,398)	212	$1,915,748	$(44,267)
Held-to-maturity:
Agency CMO	$98,090	$(1,082)	$106,775	$(3,742)	22	$204,865	$(4,824)
Agency MBS	762,107	(4,555)	1,197,839	(32,887)	205	1,959,946	(37,442)
Agency CMBS	576,770	(7,599)	109,785	(2,412)	56	686,555	(10,011)
Municipal bonds and notes	6,432	(38)	226,861	(6,520)	92	233,293	(6,558)
CMBS	92,670	(413)	14,115	(207)	13	106,785	(620)
Held-to-maturity in an unrealized loss position	$1,536,069	$(13,687)	$1,655,375	$(45,768)	388	$3,191,444	$(59,455)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI since December 31, 2017. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at March 31, 2018.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $6.1 million on the Company’s investment in Agency CMO at March 31, 2018, compared to $3.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $41.1 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2018, compared to $19.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $31.1 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at March 31, 2018, compared to $20.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $157 thousand on the Company’s investment in CMBS at March 31, 2018, compared to $74 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged for the portfolio of mainly floating rate CMBS at March 31, 2018 compared to December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $108 thousand on the Company’s investments in CLO at March 31, 2018 compared to $134 thousand unrealized losses at December 31, 2017. Unrealized losses were essentially unchanged while principal balances decreased from December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Single issuer-trust preferred. There were unrealized losses of $70 thousand on the Company's investment in single issuer-trust preferred at March 31, 2018, compared to $46 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged for this asset class. Single issuer-trust preferred is one investment issued by a large capitalization money center financial institution, which continues to service its debt. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Corporate debt. There were unrealized losses of $710 thousand on the Company's corporate debt portfolio at March 31, 2018, compared to $679 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged since December 31, 2017. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $7.1 million on the Company’s investment in Agency CMO at March 31, 2018, compared to $4.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $80.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at March 31, 2018, compared to $37.4 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances were essentially unchanged for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $20.7 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at March 31, 2018, compared to $10.0 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $16.1 million on the Company’s investment in municipal bonds and notes at March 31, 2018, compared to $6.6 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $2.9 million on the Company’s investment in CMBS at March 31, 2018, compared to $0.6 million unrealized losses at December 31, 2017. Unrealized losses increased due to higher market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Investment Securities

There were no sales during the three months ended March 31, 2018 or the three months ended March 31, 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At March 31, 2018
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$449	$449	$24,222	$24,489
Due after one year through five years	54,883	55,020	3,532	3,545
Due after five through ten years	343,072	343,803	42,410	42,687
Due after ten years	2,449,127	2,374,234	4,338,157	4,226,318
Total debt securities	$2,847,531	$2,773,506	$4,408,321	$4,297,039

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At March 31, 2018, the Company had a carrying value of $1.2 billion in callable investment securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.6 billion at March 31, 2018 and $2.4 billion at December 31, 2017 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2018	At December 31, 2017
Residential	$4,459,862	$4,490,878
Consumer	2,522,380	2,590,225
Commercial	5,759,124	5,368,694
Commercial Real Estate	4,544,831	4,523,828
Equipment Financing	519,378	550,233
Loans and leases (1) (2)	$17,805,575	$17,523,858

(1)	Loans and leases include net deferred fees and net premiums/discounts of $17.9 million and $20.6 million at March 31, 2018 and December 31, 2017, respectively.

(2)
At March 31, 2018 the Company had pledged $6.6 billion of eligible residential, consumer, and commercial loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) Boston and the Federal Reserve Bank (FRB) of Boston.

Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At March 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$13,829	$3,571	$—	$44,574	$61,974	$4,397,888	$4,459,862
Consumer:
Home equity	8,951	5,627	—	35,894	50,472	2,239,473	2,289,945
Other consumer	2,008	1,061	—	1,614	4,683	227,752	232,435
Commercial:
Commercial non-mortgage	1,526	236	604	42,990	45,356	4,839,497	4,884,853
Asset-based	—	—	—	1,534	1,534	872,737	874,271
Commercial real estate:
Commercial real estate	508	603	245	3,889	5,245	4,343,274	4,348,519
Commercial construction	—	—	—	—	—	196,312	196,312
Equipment financing	2,840	156	—	3,668	6,664	512,714	519,378
Total	$29,662	$11,254	$849	$134,163	$175,928	$17,629,647	$17,805,575

	At December 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,643	$5,146	$—	$44,481	$58,270	$4,432,608	$4,490,878
Consumer:
Home equity	12,668	5,770	—	35,645	54,083	2,298,185	2,352,268
Other consumer	2,556	1,444	—	1,707	5,707	232,250	237,957
Commercial:
Commercial non-mortgage	5,212	603	644	39,214	45,673	4,488,242	4,533,915
Asset-based	—	—	—	589	589	834,190	834,779
Commercial real estate:
Commercial real estate	478	77	248	4,484	5,287	4,238,987	4,244,274
Commercial construction	—	—	—	—	—	279,554	279,554
Equipment financing	1,732	626	—	393	2,751	547,482	550,233
Total	$31,289	$13,666	$892	$126,513	$172,360	$17,351,498	$17,523,858
Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $2.1 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the allowance for loan and lease losses (ALLL):

	At or for the three months ended March 31, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Provision (benefit) charged to expense	251	1,680	7,420	2,104	(455)	11,000
Charge-offs	(917)	(5,074)	(1,497)	(77)	(45)	(7,610)
Recoveries	385	1,443	117	2	18	1,965
Balance, end of period	$18,777	$34,239	$95,573	$51,436	$5,324	$205,349
Individually evaluated for impairment	$4,574	$1,579	$11,166	$257	$21	$17,597
Collectively evaluated for impairment	$14,203	$32,660	$84,407	$51,179	$5,303	$187,752

Loan and lease balances:
Individually evaluated for impairment	$111,937	$42,587	$76,573	$10,928	$6,455	$248,480
Collectively evaluated for impairment	4,347,925	2,479,793	5,682,551	4,533,903	512,923	17,557,095
Loans and leases	$4,459,862	$2,522,380	$5,759,124	$4,544,831	$519,378	$17,805,575

	At or for the three months ended March 31, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
(Benefit) provision charged to expense	(2,467)	5,326	4,250	3,345	46	10,500
Charge-offs	(732)	(6,474)	(123)	(102)	(185)	(7,616)
Recoveries	237	1,323	322	7	14	1,903
Balance, end of period	$20,264	$45,408	$76,354	$50,727	$6,354	$199,107
Individually evaluated for impairment	$6,981	$2,605	$11,564	$256	$5	$21,411
Collectively evaluated for impairment	$13,283	$42,803	$64,790	$50,471	$6,349	$177,696

Loan and lease balances:
Individually evaluated for impairment	$120,976	$47,281	$86,805	$23,954	$6,148	$285,164
Collectively evaluated for impairment	4,169,709	2,586,782	4,932,578	4,506,553	613,713	16,809,335
Loans and leases	$4,290,685	$2,634,063	$5,019,383	$4,530,507	$619,861	$17,094,499

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At March 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$122,063	$111,937	$70,143	$41,794	$4,574
Consumer - home equity	47,452	42,587	32,408	10,179	1,579
Commercial :
Commercial non-mortgage	83,660	75,039	30,078	44,961	11,166
Asset-based	4,282	1,534	1,534	—	—
Commercial real estate:
Commercial real estate	11,690	10,928	6,305	4,623	257
Commercial construction	212	—	—	—	—
Equipment financing	6,465	6,455	5,999	456	21
Total	$275,824	$248,480	$146,467	$102,013	$17,597

	At December 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$125,352	$114,295	$69,759	$44,536	$4,805
Consumer - home equity	50,809	45,436	34,418	11,018	1,668
Commercial :
Commercial non-mortgage	79,900	71,882	27,313	44,569	9,786
Asset-based	3,272	589	589	—	—
Commercial real estate:
Commercial real estate	11,994	11,226	6,387	4,839	272
Commercial construction	—	—	—	—	—
Equipment financing	3,409	3,325	2,932	393	23
Total	$274,736	$246,753	$141,398	$105,355	$16,554

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended March 31,
	2018			2017
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$113,116	$981	$253	$120,200	$1,070	$415
Consumer - home equity	44,011	294	250	46,500	322	313
Commercial
Commercial Non-Mortgage	73,461	539	—	69,921	222	—
Asset based	1,061	—	—	—	—	—
Commercial real estate:
Commercial real estate	11,077	96	—	23,170	135	—
Commercial construction	—	—	—	1,184	12	—
Equipment financing	4,890	36	—	6,284	71	—
Total	$247,616	$1,946	$503	$267,259	$1,832	$728

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of default (PD) and the loss given default (LGD). The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of default. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2018	At December 31, 2017	At March 31, 2018	At December 31, 2017	At March 31, 2018	At December 31, 2017
(1) - (6) Pass	$5,337,985	$5,048,162	$4,384,598	$4,355,916	$493,311	$525,105
(7) Special Mention	210,164	104,594	44,742	62,065	7,119	8,022
(8) Substandard	201,959	206,883	115,491	105,847	18,948	17,106
(9) Doubtful	9,016	9,055	—	—	—	—
Total	$5,759,124	$5,368,694	$4,544,831	$4,523,828	$519,378	$550,233

For residential and consumer loans, the primary credit quality indicator that the Company considers is past due status. Other factors, such as, updated Fair Isaac Corporation (FICO) scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators may also be evaluated. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At March 31, 2018	At December 31, 2017
Accrual status	$141,608	$147,113
Non-accrual status	77,930	74,291
Total recorded investment of TDRs	$219,538	$221,404
Specific reserves for TDRs included in the balance of ALLL	$13,874	$12,384
Additional funds committed to borrowers in TDR status	3,347	2,736

For the portion of TDRs deemed to be uncollectible, Webster charged off $0.7 million, and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended March 31,
	2018		2017
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	—	$—	5	$970
Maturity/Rate Combined	—	—	3	492
Other (2)	5	757	19	2,938
Consumer - home equity
Extended Maturity	2	193	2	39
Maturity/Rate Combined	2	113	7	1,983
Other (2)	11	778	33	2,193
Commercial non - mortgage
Extended Maturity	3	85	2	35
Other (2)	2	4,684	1	4
Commercial real estate:
Extended Maturity	1	45	—	—
Total TDRs	26	$6,655	72	$8,654

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended March 31, 2018 or 2017.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2018	At December 31, 2017
(1) - (6) Pass	$8,591	$8,268
(7) Special Mention	349	355
(8) Substandard	56,074	53,050
(9) Doubtful	—	—
Total	$65,014	$61,673

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$872	$790
(Benefit) provision charged to expense	(203)	34
Repurchased loans and settlements charged off	(5)	—
Ending balance	$664	$824

The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2018	2017
Residential mortgage loans held for sale:
Proceeds from sale	$44,806	$106,620
Loans sold with servicing rights retained	39,904	99,500

Net gain on sale	1,083	251
Ancillary fees	410	768
Fair value option adjustment	(349)	1,247

The Company has retained servicing rights on residential mortgage loans totaling $2.6 billion at both March 31, 2018 and December 31, 2017.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$25,139	$24,466
Additions	1,412	2,009
Amortization	(2,148)	(2,139)
Ending balance	$24,403	$24,336

Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $34 thousand for certain commercial loans and $7.4 million for certain residential loans for the three months ended March 31, 2018 and 2017, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At March 31, 2018			At December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(9,167)	$12,833	$22,000	$(8,610)	$13,390
HSA Bank - Customer relationships	21,000	(5,183)	15,817	21,000	(4,779)	16,221
Total other intangible assets	$43,000	$(14,350)	$28,650	$43,000	$(13,389)	$29,611

As of March 31, 2018, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2018	$2,886
2019	3,847
2020	3,847
2021	3,847
2022	3,847
Thereafter	10,376

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2018	At December 31, 2017
Non-interest-bearing:
Demand	$4,074,992	$4,191,496
Interest-bearing:
Checking	2,624,885	2,736,952
Health savings accounts	5,487,627	5,038,681
Money market	2,344,526	2,209,492
Savings	4,299,759	4,348,700
Time deposits	2,553,253	2,468,408
Total interest-bearing	17,310,050	16,802,233
Total deposits	$21,385,042	$20,993,729

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$864,362	$898,157
Time deposits, included in above balance, that meet or exceed the Federal Deposit Insurance Corporation (FDIC) limit	741,349	561,512
Deposit overdrafts reclassified as loan balances	1,984	2,210

The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2018
Remainder of 2018	$1,301,903
2019	822,693
2020	246,205
2021	117,426
2022	49,543
Thereafter	15,483
Total time deposits	$2,553,253

Note 8: Borrowings
Total borrowings of $2.4 billion at March 31, 2018 and $2.5 billion at December 31, 2017 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2018		At December 31, 2017
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$215,299	0.18%	$288,269	0.17%
Original maturity of greater than one year, non-callable	300,000	3.10	300,000	3.10
Total securities sold under agreements to repurchase	515,299	1.88	588,269	1.66
Fed funds purchased	416,000	1.72	55,000	1.37
Securities sold under agreements to repurchase and other borrowings	$931,299	1.81	$643,269	1.64

(1)
The Company has right of offset with respect to all repurchase agreement assets and liabilities. However, securities sold under agreements to repurchase represents the gross amount for these transactions, as only liabilities are outstanding for the periods presented.

Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial or municipal customers through Webster’s Treasury Unit.
The following table provides information for FHLB advances:

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$700,000	1.81%	$1,150,000	1.48%
After 1 but within 2 years	128,026	1.82	103,026	1.81
After 2 but within 3 years	165,000	1.77	215,000	1.73
After 3 but within 4 years (1)	200,000	2.33	200,000	2.06
After 4 but within 5 years	165	—	170	—
After 5 years (1)	8,839	2.65	8,909	2.65
FHLB advances and overall rate (1)	$1,202,030	1.90	$1,677,105	1.61

Aggregate carrying value of assets pledged as collateral	$6,327,590		$6,402,066
Remaining borrowing capacity	3,035,521		2,600,624

(1)
Weighted-average contractual coupon rates for December 31, 2017 are presented as revised for these classifications to correct an immaterial error in presentation. The percentages included in the Company's Annual Report on Form 10-K as reported were: After 3 but within 4 years - 4.13%; After 5 years - 1.96%; and overall rate - 1.85%.

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2018	At December 31, 2017
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(697)	(727)
Debt issuance cost on senior fixed-rate notes		(793)	(826)
Long-term debt		$225,830	$225,767

(1)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate (LIBOR) plus 2.95%, was 5.13% at March 31, 2018 and 4.55% at December 31, 2017.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax (AOCL) by component:

	Three months ended March 31, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(27,947)	$(15,016)	$(48,568)	$(91,531)
Other comprehensive income (loss) (OCI/OCL) before reclassifications	(27,424)	1,129	—	(26,295)
Amounts reclassified from AOCL	—	1,393	954	2,347
Net current-period OCI/OCL	(27,424)	2,522	954	(23,948)
Ending balance	$(55,371)	$(12,494)	$(47,614)	$(115,479)

	Three months ended March 31, 2017
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/OCL before reclassifications	(2,225)	61	—	(2,164)
Amounts reclassified from AOCL	—	1,098	1,032	2,130
Net current-period OCI/OCL	(2,225)	1,159	1,032	(34)
Ending balance	$(17,701)	$(15,909)	$(43,417)	$(77,027)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2018	2017

Derivative instruments:
Cash flow hedges	$(1,871)	$(1,735)	Total interest expense
Tax benefit	478	637	Income tax expense
Net of tax	$(1,393)	$(1,098)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,285)	$(1,638)	(1)
Tax benefit	331	606	Income tax expense
Net of tax	$(954)	$(1,032)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 14 - Retirement Benefit Plans for further details).

Note 10: Regulatory Matters
Capital Requirements
Webster Financial Corporation is subject to regulatory capital requirements administered by the Federal Reserve System, while Webster Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC). Regulatory authorities can initiate certain mandatory actions if Webster Financial Corporation or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures require minimum amounts and ratios to ensure capital adequacy.
Basel III total risk-based capital is comprised of three categories: CET1 capital, additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. Common shareholders' equity, for purposes of CET1 capital, excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,094,607	10.99%	$857,874	4.5%	$1,239,151	6.5%
Total risk-based capital	2,524,608	13.24	1,525,109	8.0	1,906,386	10.0
Tier 1 risk-based capital	2,239,644	11.75	1,143,832	6.0	1,525,109	8.0
Tier 1 leverage capital	2,239,644	8.54	1,049,009	4.0	1,311,261	5.0
Webster Bank
CET1 risk-based capital	$2,062,650	10.83%	$857,184	4.5%	$1,238,155	6.5%
Total risk-based capital	2,270,294	11.92	1,523,883	8.0	1,904,853	10.0
Tier 1 risk-based capital	2,062,650	10.83	1,142,912	6.0	1,523,883	8.0
Tier 1 leverage capital	2,062,650	7.87	1,048,468	4.0	1,310,585	5.0

	At December 31, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,093,116	11.14%	$845,389	4.5%	$1,221,118	6.5%
Total risk-based capital	2,517,848	13.40	1,502,914	8.0	1,878,643	10.0
Tier 1 risk-based capital	2,238,172	11.91	1,127,186	6.0	1,502,914	8.0
Tier 1 leverage capital	2,238,172	8.63	1,036,817	4.0	1,296,021	5.0
Webster Bank
CET1 risk-based capital	$2,114,224	11.26%	$844,693	4.5%	$1,220,113	6.5%
Total risk-based capital	2,316,580	12.34	1,501,677	8.0	1,877,097	10.0
Tier 1 risk-based capital	2,114,224	11.26	1,126,258	6.0	1,501,677	8.0
Tier 1 leverage capital	2,114,224	8.14	1,038,442	4.0	1,298,052	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $100 million during the three months ended March 31, 2018 compared to $10 million during the three months ended March 31, 2017.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $79.8 million and $82.3 million at March 31, 2018 and December 31, 2017, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended March 31,
(In thousands, except per share data)	2018	2017
Earnings for basic and diluted earnings per common share:
Net income	$80,225	$59,471
Less: Preferred stock dividends	1,947	2,024
Net income available to common shareholders	78,278	57,447
Less: Earnings applicable to participating securities	195	105
Earnings applicable to common shareholders	$78,083	$57,342

Shares:
Weighted-average common shares outstanding - basic	91,921	91,886
Effect of dilutive securities:
Stock options and restricted stock	327	450
Warrants	6	6
Weighted-average common shares outstanding - diluted	92,254	92,342

Earnings per common share:
Basic	$0.85	$0.62
Diluted	0.85	0.62

Potential common shares from non-participating restricted stock, of $72 thousand and $40 thousand for the three months ended March 31, 2018 and 2017, respectively, are excluded from the effect of dilutive securities because, due to performance conditions, they would have been anti-dilutive.

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
Risk participation agreements (RPAs) are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed with the borrower by the lead bank in a loan syndication.
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

Balance Sheet Impact of Derivative Instruments
The following table presents the notional amounts and fair value of derivative positions:

	At March 31, 2018				At December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$325,000	$4,289	$—	$—	$325,000	$2,770	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	3,258,511	10,659	437,308	848	2,791,760	5,977	721,048	1,968
Mortgage banking derivatives (3)	34,744	545	31,162	168	28,497	421	39,230	110
Other	17,763	144	17,788	61	7,914	258	30,328	419
Positions not subject to a master netting agreement (4)
Interest rate derivatives	636,754	9,863	3,059,075	57,952	1,366,299	23,009	2,146,518	25,631
RPAs	93,275	48	84,999	69	93,713	80	116,882	111
Other	530	3	861	17	—	—	2,073	184
Total not designated as hedging instruments	4,041,577	21,262	3,631,193	59,115	4,288,183	29,745	3,056,079	28,423
Gross derivative instruments, before netting	$4,366,577	25,551	$3,631,193	59,115	$4,613,183	32,515	$3,056,079	28,423
Less: Legally enforceable master netting agreements		818		818		2,245		2,245
Less: Cash collateral posted		13,994		—		6,704		—
Total derivative instruments, after netting		$10,739		$58,297		$23,566		$26,178

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)	In accordance with the Chicago Mercantile Exchange (CME) rulebook, balances related to CME are presented as a single unit of account.

(3)	Notional amounts include mandatory forward commitments of $37.0 million, while notional amounts do not include approved floating rate commitments of $15.1 million, at March 31, 2018.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.

Income Statement Impact of Derivative Instruments
The following table presents the effect on the income statement from derivative positions:

	Three months ended March 31,
(In thousands)	2018	2017
Designated as hedging instruments:
Interest rate derivatives (1)	$1,823	$2,039
Not designated as hedging instruments:
Interest rate derivatives	$3,791	$1,534
RPAs	10	53
Mortgage banking derivatives	65	(2,041)
Other	(600)	(447)
Total not designated as hedging instruments (2)	$3,266	$(901)

(1)	The impact from interest rate derivatives designated as hedging instruments is included in interest expense on borrowings in the accompanying Condensed Consolidated Statements of Income.

(2)	The impact from the total not designated as hedging instruments is included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $0.2 million will be reclassified from AOCL as an increase to interest expense.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At March 31, 2018, the remaining unamortized loss on the termination of cash flow hedges is $13.3 million. Over the next twelve months, the Company estimates that $5.6 million will be reclassified from AOCL as an increase to interest expense.
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
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At March 31, 2018				At December 31, 2017
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$4,289	$—	$4,289	$—	$2,770	$91	$2,679	$—
Non-hedge accounting	10,523	818	9,705	—	6,222	2,154	4,025	43
Total assets	$14,812	$818	$13,994	$—	$8,992	$2,245	$6,704	$43

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge accounting	909	818	—	91	2,387	2,245	—	142
Total liabilities	$909	$818	$—	$91	$2,387	$2,245	$—	$142

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
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $50.1 million in net margin collateral received from financial counterparties at March 31, 2018, comprised of $33.5 million in initial margin and $83.6 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $9.9 million at March 31, 2018. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $29.6 million at March 31, 2018. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged.

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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and establishes processes to challenge their valuations, or methodology, that appear unusual or unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, single issuer-trust preferred, and corporate debt, are classified within Level 2 of the fair value hierarchy.
Derivative Instruments. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and classified within Level 1 of the fair value hierarchy.
All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustment related to credit risk is required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to mitigate the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The Chicago Mercantile Exchange rulebooks legally characterize variation margin payments for over-the-counter derivatives to clear as settlements rather than collateral, which impacts one of Webster's counterparty relationships, resulting in the fair value of the instrument including cash collateral to be represented as a single unit of account.
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
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company has elected to measure originated loans held for sale under the fair value option of Accounting Standards Codification (ASC) Topic 825 "Financial Instruments," on a loan-by-loan basis. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, these loans are classified within Level 2 of the fair value hierarchy.
The following table presents the fair value, unpaid principal balance, and accrual status of assets accounted for under the fair value option:

	March 31, 2018			December 31, 2017
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$19,727	$19,663	$64	$20,888	$20,346	$542
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets. Assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. For the three months ended March 31, 2018 net loss from fair value changes was $0.3 million and for the three months ended March 31, 2017 net gains from fair value changes was $1.2 million. The Company does not account for liabilities under the fair value option.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.1 million at March 31, 2018.
Alternative Investments Net Asset Value (NAV). Alternative investments that are fair valued on a recurring basis are based upon the NAV of the respective fund. Therefore, alternative investments (NAV) are not classified within the fair value hierarchy. At March 31, 2018, alternative investments (NAV) had a remaining unfunded commitment of $0.3 million. The Company's alternative investments (NAV) consists of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$449	$—	$—	$449
Agency CMO	—	284,579	—	284,579
Agency MBS	—	1,265,268	—	1,265,268
Agency CMBS	—	591,302	—	591,302
CMBS	—	366,894	—	366,894
CLO	—	201,837	—	201,837
Single issuer-trust preferred	—	7,041	—	7,041
Corporate debt	—	56,136	—	56,136
Total available-for-sale investment securities	449	2,773,057	—	2,773,506
Gross derivative instruments, before netting (1)	147	25,404	—	25,551
Originated loans held for sale	—	19,727	—	19,727
Investments held in Rabbi Trust	4,694	—	—	4,694
Alternative investments (NAV) (2)	—	—	—	3,495
Total financial assets held at fair value	$5,290	$2,818,188	$—	$2,826,973
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$62	$59,053	$—	$59,115

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,247	$—	$—	$1,247
Agency CMO	—	306,333	—	306,333
Agency MBS	—	1,107,841	—	1,107,841
Agency CMBS	—	588,026	—	588,026
CMBS	—	361,067	—	361,067
CLO	—	209,851	—	209,851
Single issuer-trust preferred	—	7,050	—	7,050
Corporate debt	—	56,622	—	56,622
Total available-for-sale investment securities	1,247	2,636,790	—	2,638,037
Gross derivative instruments, before netting (1)	258	32,257	—	32,515
Originated loans held for sale	—	20,888	—	20,888
Investments held in Rabbi Trust	4,801	—	—	4,801
Alternative investments (NAV) (2)	—	—	—	3,495
Total financial assets held at fair value	$6,306	$2,689,935	$—	$2,699,736
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$587	$27,836	$—	$28,423

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12: Derivative Financial Instruments.

(2)	Fair value for this investment is measured using the net asset value practical expedient and therefore is not classified within the fair value hierarchy.

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
Alternative Investments. Alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 3 of the fair value hierarchy. The carrying amount of these alternative investments was $7.9 million at March 31, 2018. No reduction for impairments, or increase or decrease due to observable price changes, was identified during the three months ended March 31, 2018.
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
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $5.8 million at March 31, 2018. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$13,424	Real Estate Appraisals	Discount for appraisal type	0%	-	15%
			Discount for costs to sell	0%	-	8%
OREO	$858	Real Estate Appraisals	Discount for costs to sell	8%

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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and establishes processes to challenge their valuations, or methodology, that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, municipal bonds and notes, and private label MBS securities, are classified within Level 2 of the fair value hierarchy.
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
Securities Sold Under Agreements to Repurchase and Other Borrowings. The carrying value is an estimate of fair value for those securities sold under agreements to repurchase and other borrowings that mature within 90 days. Fair value of all other borrowings is estimated using discounted cash flow analysis based on current market rates adjusted, as appropriate, for associated credit risks. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At March 31, 2018		At December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,408,321	$4,297,039	$4,487,392	$4,456,350
Level 3
Loans and leases, net	17,600,226	17,391,087	17,323,864	17,211,619
Mortgage servicing assets	24,403	51,668	25,139	45,309
Liabilities:
Level 2
Deposit liabilities	$18,831,789	$18,831,789	$18,525,321	$18,525,321
Time deposits	2,553,253	2,527,441	2,468,408	2,455,245
Securities sold under agreements to repurchase and other borrowings	931,299	930,683	643,269	644,084
FHLB advances	1,202,030	1,204,045	1,677,105	1,678,070
Long-term debt (1)	225,830	232,586	225,767	234,359

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8: Borrowings.

Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	2018			2017
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$—	$12	$—	$—
Interest cost on benefit obligations	1,785	187	20	1,813	92	25
Expected return on plan assets	(3,180)	—	—	(3,073)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net loss	1,160	125	—	1,417	213	8
Net periodic benefit cost	$(235)	$312	$20	$169	$305	$33

The components of net periodic benefit cost, other than the service cost component, are included as a component of other expense reflected in non-interest expense in the accompanying Condensed Consolidated Statements of Income.
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
Stock compensation expense of $3.3 million for both the three months ended March 31, 2018 and 2017, related to restricted stock awards, was recognized in the accompanying Condensed Consolidated Statements of Income.
At March 31, 2018 there was $21.0 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.3 years.
The following table provides a summary of the stock compensation plans activity for the three months ended March 31, 2018:

	Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January1, 2018	207,800	$43.16	78,916	$45.35	673,039	$18.75
Granted	113,264	56.58	75,707	55.82	—	—
Exercised options	—	—	—	—	11,516	25.15
Vested restricted stock awards (1)	46,137	41.46	19,398	43.01	—	—
Forfeited	1,144	35.61	—	—	—	—
Outstanding and exercisable, at March 31, 2018	273,783	$48.96	135,225	$51.54	661,523	$18.64

(1)	Vested for purposes of recording compensation expense.
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
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from 0 to 150%. The performance criteria for 50% of the shares granted in 2018 is based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and the remaining 50% is based upon Webster's average of return on equity during the 3 year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with

Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 627,635 non-qualified stock options and 33,888 incentive stock options outstanding at March 31, 2018.
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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called Funds Transfer Pricing (FTP). The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company's Asset/Liability Committee (ALCO).
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
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 income tax expense was estimated for all segments using the consolidated effective tax rate. This change in the estimate of income tax expense reflects an estimate of full profitability for each of the individual business segments based on the nature of their operations.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
At March 31, 2018	$9,718,543	$8,828,329	$77,883	$8,127,392	$26,752,147
At December 31, 2017	9,350,028	8,909,671	76,308	8,151,638	26,487,645

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2018
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$84,651	$98,928	$32,924	$(2,335)	$214,168
Provision for loan and lease losses	7,178	3,822	—	—	11,000
Net interest income (expense) after provision for loan and lease losses	77,473	95,106	32,924	(2,335)	203,168
Non-interest income	15,316	25,195	22,669	5,567	68,747
Non-interest expense	41,245	96,829	31,515	2,026	171,615
Income before income tax expense	51,544	23,472	24,078	1,206	100,300
Income tax expense (benefit)	12,680	4,671	6,260	(3,536)	20,075
Net income	$38,864	$18,801	$17,818	$4,742	$80,225

	Three months ended March 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$78,247	$93,590	$24,052	$(3,225)	$192,664
Provision for loan and lease losses	6,797	3,703	—	—	10,500
Net interest income (expense) after provision for loan and lease losses	71,450	89,887	24,052	(3,225)	182,164
Non-interest income	13,424	25,379	19,271	4,968	63,042
Non-interest expense	38,124	95,179	28,239	2,242	163,784
Income (loss) before income tax expense	46,750	20,087	15,084	(499)	81,422
Income tax expense (benefit)	12,604	5,416	4,066	(135)	21,951
Net income (loss)	$34,146	$14,671	$11,018	$(364)	$59,471

Note 17: Revenue from Contracts with Customers
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent clarifying ASUs effective January 1, 2018. The Updates are applicable to the Company's deposit service fees, wealth and investment services, and an insignificant component of other income included within non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Company's revenue associated with net interest income, and certain non-interest income line items (loan and lease related fees, mortgage banking activities, increase in cash surrender value of life insurance policies, gain on sale of investment securities, net, impairment loss on securities recognized in earnings, and a majority of other income), are not within the scope of Topic 606. As a result, a substantial amount of the Company's revenue was not affected.
Under the updated guidance, for in-scope revenue streams, the Company identifies the performance obligations included in the contracts with customers, determines the transaction price, allocates the transaction price to the performance, as applicable, and recognizes revenue when performance obligations are satisfied. The Company's existing recognition practices are largely consistent with the updated guidance.

The following tables present the disaggregation by operating segment and major revenue stream, with disaggregated revenue reconciled to segment revenue as presented in Note 16: Segment Reporting:

	Three months ended March 31, 2018
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,222	$15,309	$21,812	$108	$40,451
Wealth and investment services	2,539	5,339	—	(8)	7,870
Other income	—	493	857	—	1,350
Revenue from contracts with customers	5,761	21,141	22,669	100	49,671
Non-interest income within the scope of other GAAP topics	9,555	4,054	—	5,467	19,076
Total non-interest income	$15,316	$25,195	$22,669	$5,567	$68,747

	Three months ended March 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$2,878	$15,530	$18,484	$114	$37,006
Wealth and investment services	2,372	4,909	—	(8)	7,273
Other income	—	224	787	—	1,011
Revenue from contracts with customers	5,250	20,663	19,271	106	45,290
Non-interest income within the scope of other GAAP topics	8,174	4,716	—	4,862	17,752
Total non-interest income	$13,424	$25,379	$19,271	$4,968	$63,042

Deposit service fees
Deposit service fees predominately consist of fees earned from deposit accounts and interchange revenue. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services is satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized.
Wealth and investment services
Wealth and investment services consists of fees earned from investment and securities-related services, trust and other related services. Obligations for wealth and investment services are generally satisfied over time through a time-based measurement of progress, but certain obligations may be satisfied at points in time for activities that are transactional in nature.

Note 18: Commitments and Contingencies
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2018	At December 31, 2017
Commitments to extend credit	$5,648,126	$5,567,687
Standby letter of credit	167,899	195,902
Commercial letter of credit	44,535	43,200
Total credit-related financial instruments with off-balance sheet risk	$5,860,560	$5,806,789

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$2,362	$2,287
(Benefit) provision charged to expense	(68)	368
Ending balance	$2,294	$2,655

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at March 31, 2018 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, March 31, 2018, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2018, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period.
Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2017 Annual Report on Form 10-K. Modifications to significant accounting policies made during the year are described in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified the Company's most critical accounting policies as:

•	allowance for loan and lease losses;

•	fair value measurements for valuation of investments;

•	evaluation for impairment of goodwill; and

•	assessing the realizability of deferred tax assets and the measurement of uncertain tax positions.
These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2017 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2018	2017
Earnings:
Net interest income	$214,168	$192,664
Provision for loan and lease losses	11,000	10,500
Total non-interest income	68,747	63,042
Total non-interest expense	171,615	163,784
Net income	80,225	59,471
Earnings applicable to common shareholders	78,083	57,342
Share Data:
Weighted-average common shares outstanding - diluted	92,254	92,342
Diluted earnings per common share	$0.85	$0.62
Dividends and dividend equivalents declared per common share	0.26	0.25
Dividends declared per Series F preferred share	328.13	—
Dividends declared per Series E preferred share	—	400.00
Book value per common share	27.94	26.45
Tangible book value per common share (non-GAAP)	21.78	20.26
Selected Ratios:
Net interest margin	3.44%	3.22%
Return on average assets (annualized basis)	1.20	0.91
Return on average common shareholders' equity (annualized basis)	12.15	9.43
CET1 risk-based capital	10.99	10.75
Tangible common equity ratio (non-GAAP)	7.65	7.34
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	15.73	12.47
Efficiency ratio (non-GAAP)	59.76	62.10

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
The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2018	2017
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,716,142	$2,560,358
Less: Preferred stock (GAAP)	145,037	122,710
Goodwill and other intangible assets (GAAP)	567,023	570,992
Tangible common shareholders' equity (non-GAAP)	$2,004,082	$1,866,656
Common shares outstanding	92,016	92,154
Tangible book value per common share (non-GAAP)	$21.78	$20.26

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,004,082	$1,866,656
Total assets (GAAP)	$26,752,147	$26,002,916
Less: Goodwill and other intangible assets (GAAP)	567,023	570,992
Tangible assets (non-GAAP)	$26,185,124	$25,431,924
Tangible common equity ratio (non-GAAP)	7.65%	7.34%

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$80,225	$59,471
Less: Preferred stock dividends (GAAP)	1,947	2,024
Add: Intangible assets amortization, tax-affected (GAAP)	760	686
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$79,038	$58,133
Income adjusted for preferred stock dividends and intangible assets amortization, annualized basis (non-GAAP)	$316,152	$232,532
Average shareholders' equity (non-GAAP)	$2,722,591	$2,559,354
Less: Average preferred stock (non-GAAP)	145,161	122,710
Average goodwill and other intangible assets (non-GAAP)	567,547	571,611
Average tangible common shareholders' equity (non-GAAP)	$2,009,883	$1,865,033
Return on average tangible common shareholders' equity (non-GAAP)	15.73%	12.47%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$171,615	$163,784
Less: Foreclosed property activity (GAAP)	85	74
Intangible assets amortization (GAAP)	962	1,055
Other expense (non-GAAP) (1)	—	1,123
Non-interest expense (non-GAAP)	$170,568	$161,532
Net interest income (GAAP)	$214,168	$192,664
Add: Tax-equivalent adjustment (non-GAAP)	2,230	4,033
Non-interest income (GAAP)	68,747	63,042
Other income (non-GAAP) (1)	295	391
Income (non-GAAP)	$285,440	$260,130
Efficiency ratio (non-GAAP)	59.76%	62.10%

(1)	Other expense includes facility optimization and severance charges, while other income includes low income housing tax credits.

Financial Performance
For the three months ended March 31, 2018, net income before tax of $100.3 million increased $18.9 million, or 23.2%, from the three months ended March 31, 2017 due to improved performance across all businesses, driven by increased net interest margin and stable credit quality.
The impact of the items outlined above, coupled with the effect from a lower tax rate resulting in income tax expense of $20.1 million and $22.0 million for the three months ended March 31, 2018 and 2017, respectively, resulted in net income of $80.2 million and diluted earnings per share of $0.85 for the three months ended March 31, 2018 compared to net income of $59.5 million and diluted earnings per share of $0.62 for the three months ended March 31, 2017.
The following table summarizes daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets
Interest-earning assets:
Loans and leases	$17,754,773	$193,864	4.37%	$17,041,156	$168,729	3.97%
Securities (based upon historical amortized cost)	7,158,505	52,489	2.91	7,071,274	52,851	2.98
FHLB and FRB stock	133,241	1,455	4.43	182,211	1,687	3.76
Interest-bearing deposits	52,711	201	1.52	68,157	130	0.77
Loans held for sale	16,330	142	3.49	36,239	316	3.49
Total interest-earning assets	25,115,560	$248,151	3.95%	24,399,037	$223,713	3.67%
Non-interest-earning assets	1,641,721			1,642,732
Total Assets	$26,757,281			$26,041,769

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,163,364	$—	—%	$3,935,232	$—	—%
Savings, checking & money market deposits	14,769,743	10,337	0.28	14,060,535	7,780	0.22
Time deposits	2,459,145	7,819	1.29	2,022,522	5,655	1.13
Total deposits	21,392,252	18,156	0.34	20,018,289	13,435	0.27

Securities sold under agreements to repurchase and other borrowings	875,829	3,640	1.66	905,239	3,540	1.56
FHLB advances	1,311,832	7,281	2.22	2,136,804	7,493	1.40
Long-term debt	225,799	2,676	4.74	225,541	2,548	4.52
Total borrowings	2,413,460	13,597	2.25	3,267,584	13,581	1.66
Total interest-bearing liabilities	23,805,712	$31,753	0.54%	23,285,873	$27,016	0.47%
Non-interest-bearing liabilities	228,978			196,542
Total liabilities	24,034,690			23,482,415

Preferred stock	145,161			122,710
Common shareholders' equity	2,577,430			2,436,644
Total shareholders' equity	2,722,591			2,559,354
Total Liabilities and Shareholders' Equity	$26,757,281			$26,041,769
Tax-equivalent net interest income		$216,398			$196,697
Less: Tax-equivalent adjustments		(2,230)			(4,033)
Net interest income		$214,168			$192,664
Net interest margin			3.44%			3.22%

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.7% of total revenue for the three months ended March 31, 2018. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through ALCO and through related interest rate risk monitoring and management policies. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:

•	the size, duration, and credit risk of the investment portfolio;

•	the size and duration of the wholesale funding portfolio;

•	off-balance sheet interest rate contracts; and

•	the pricing and structure of loans and deposits.
The Federal Open Market Committee increased the federal funds rate target range from 1.25-1.50% on December 31, 2017 to 1.50-1.75% effective March 22, 2018. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position
Net Interest Income
Net interest income totaled $214.2 million for the three months ended March 31, 2018 compared to $192.7 million for the three months ended March 31, 2017, an increase of $21.5 million.
Net interest margin increased 22 basis point to 3.44% for the three months ended March 31, 2018 from 3.22% for the three months ended March 31, 2017. On a fully tax-equivalent basis, net interest income increased $19.7 million when compared to the same period in 2017. The increase for the three months ended March 31, 2018 was primarily the result of strong loan growth at increased yields, slightly offset with a flat securities portfolio experiencing a decline in reinvestment spreads on those assets.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2018 vs. 2017 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$17,663	$7,471	$25,134
Loans held for sale	1	(174)	(173)
Investments (2)	(928)	406	(522)
Total interest income	$16,736	$7,703	$24,439
Interest on interest-bearing liabilities:
Deposits	$3,444	$1,278	$4,722
Borrowings	3,362	(3,346)	16
Total interest expense	$6,806	$(2,068)	$4,738
Net change in net interest income	$9,930	$9,771	$19,701

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2018 increased $0.7 billion compared to the average for the three months ended March 31, 2017. The loan and lease portfolio comprised 70.7% of the average interest-earning assets at March 31, 2018 compared to 69.8% of the average interest-earning assets at March 31, 2017. The loan and lease portfolio yield increased 40 basis points to 4.37% for the three months ended March 31, 2018 compared to 3.97% for the three months ended March 31, 2017. The increase in the yield on the average loan and lease portfolio is due to variable rate loans resetting higher. Additionally, rising interest rates resulted in a reduction in loans at their floor rates.
Average investments for the three months ended March 31, 2018 increased $22.8 million compared to the average for the three months ended March 31, 2017. The investments portfolio comprised 29.2% of the average interest-earning assets at March 31, 2018 compared to 30.0% of the average interest-earning assets at March 31, 2017. The investments portfolio yield decreased 4 basis points to 2.95% for the three months ended March 31, 2018 compared to 2.99% for the three months ended March 31, 2017. The decrease in yield on the investments portfolio is due to current low market rates on securities purchases compared to the yield on securities paydowns and maturities during the period, as well as increased premium amortization on debt securities resulting from the adoption of ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. Also, the effect on non-taxable securities from the Tax Act further reduced yield for 2018.
Average total deposits for the three months ended March 31, 2018 increased $1.4 billion compared to the average for the three months ended March 31, 2017. The increase is due to an increase of $228.1 million in non-interest-bearing deposits and an increase of $1.1 billion in interest-bearing deposits. The increase in interest-bearing deposits was primarily due to health savings account deposit growth. The average cost of deposits increased 7 basis points to 0.34% for the three months ended March 31, 2018 from 0.27% the three months ended March 31, 2017. The average cost of deposits increased due to pricing shifts resulting from rising interest rates on some products. Higher cost time deposits, increased to 14.3% for the three months ended March 31, 2018 from 12.6% for the three months ended March 31, 2017, as a percentage to total interest-bearing deposits.
Average total borrowings for the three months ended March 31, 2018 decreased $854.1 million compared to the average for the three months ended March 31, 2017. Average securities sold under agreements to repurchase and other borrowings decreased $29.4 million, and average FHLB advances decreased $825.0 million as utilization of advances maturing within one year declined. The average cost of borrowings increased 59 basis points to 2.25% for the three months ended March 31, 2018 from 1.66% for the three months ended March 31, 2017. The increase in the average cost of borrowings was largely a result of the increasing federal funds rate.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended March 31,
(In thousands)	2018	2017
Interest rate swaps on FHLB advances	$1,630	$1,768
Interest rate swaps on senior fixed-rate notes	76	76
Interest rate swaps on brokered CDs and deposits	117	195
Net increase to interest expense on borrowings	$1,823	$2,039
Provision for Loan and Lease Losses
Management performs a quarterly review of the loan and lease portfolio to determine the adequacy of the ALLL. At March 31, 2018 the ALLL totaled $205.3 million, or 1.15% of total loans and leases, as compared to $200.0 million, or 1.14% of total loans and leases at December 31, 2017.
Several factors are considered when determining the level of the ALLL, including loan growth, portfolio composition, portfolio risk profile, credit performance, changes in the levels of non-performing loans and leases, and changes in the economic environment. These factors, coupled with current and projected net charge-offs, impact the required level of the provision for loan and lease losses. Total net charge-offs were $5.6 million for the three months ended March 31, 2018, compared to $5.7 million for the three months ended March 31, 2017.
The provision for loan and lease losses of $11.0 million for the three months ended March 31, 2018, an increase of $0.5 million compared to the three months ended March 31, 2017.
See the "Loan and Lease Portfolio" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Deposit service fees	$40,451	$37,006	$3,445	9.3%
Loan related fees	6,996	7,208	(212)	(2.9)
Wealth and investment services	7,870	7,273	597	8.2
Mortgage banking activities	1,144	2,266	(1,122)	(49.5)
Increase in cash surrender value of life insurance policies	3,572	3,575	(3)	(0.1)
Other income	8,714	5,714	3,000	52.5
Total non-interest income	$68,747	$63,042	$5,705	9.0%
Comparison to Prior Year Quarter
Total non-interest income was $68.7 million for the three months ended March 31, 2018, an increase of $5.7 million from the three months ended March 31, 2017. The increase was primarily attributable to higher deposit service fees, and other income, primarily offset by lower mortgage banking activities.
Deposit service fees totaled $40.5 million for the three months ended March 31, 2018, compared to $37.0 million for the three months ended March 31, 2017. The increase was a result of higher checking account service charges and credit card interchange attributable to health savings account growth and usage activity.
Mortgage banking activities totaled $1.1 million for the three months ended March 31, 2018, compared to $2.3 million for the three months ended March 31, 2017. The decrease was primarily driven by lower originations and lower volume in loans held for sale.
Other income totaled $8.7 million for the three months ended March 31, 2018, compared to $5.7 million for the three months ended March 31, 2017. The increase was primarily due to higher client hedging activities and break-funding revenue.

Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Compensation and benefits	$94,765	$87,499	$7,266	8.3%
Occupancy	15,145	16,179	(1,034)	(6.4)
Technology and equipment	23,862	21,608	2,254	10.4
Intangible assets amortization	962	1,055	(93)	(8.8)
Marketing	3,552	5,441	(1,889)	(34.7)
Professional and outside services	4,788	4,276	512	12.0
Deposit insurance	6,717	6,732	(15)	(0.2)
Other expense	21,824	20,994	830	4.0
Total non-interest expense	$171,615	$163,784	$7,831	4.8%
Comparison to Prior Year Quarter
Total non-interest expense was $171.6 million for the three months ended March 31, 2018, an increase of $7.8 million, from the three months ended March 31, 2017. The increase was primarily attributable to compensation and benefits, and technology and equipment, primarily offset by decreases in marketing and occupancy.
Compensation and benefits totaled $94.8 million for the three months ended March 31, 2018, compared to $87.5 million for the three months ended March 31, 2017. The increase was primarily due to strategic hires and annual merit which led to higher compensation, incentives and payroll taxes.
Occupancy totaled $15.1 million for the three months ended March 31, 2018, compared to $16.2 million for the three months ended March 31, 2017. The decrease was primarily due to charges related to facility optimization in 2017.
Technology and equipment totaled $23.9 million for the three months ended March 31, 2018, compared to $21.6 million for the three months ended March 31, 2017. The increase was primarily due to higher depreciation.
Marketing totaled $3.6 million for the three months ended March 31, 2018 compared to $5.4 million for the three months ended March 31, 2017. The decrease was primarily due to lower advertising and promotion.
Income Taxes
Webster recognized income tax expense of $20.1 million reflecting an effective tax rate of 20.0% for the three months ended March 31, 2018, compared to $22.0 million, or 27.0%, respectively, for the three months ended March 31, 2017.
The decreases in both tax expense and the effective tax rate for the three months ended March 31, 2018 as compared to 2017 principally reflect the reduction of the U.S. corporate tax rate effective in 2018, as a result of the Tax Act enacted in 2017.
For additional information on Webster's income taxes, including deferred tax assets and uncertain tax positions, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in Webster's 2017 Form 10-K.

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
Through a distribution network, consisting of 167 banking centers and 333 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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

Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called FTP. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is executed by the Company’s Financial Planning and Analysis division and is overseen by the Company's ALCO.
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
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 income tax expense was estimated for all segments using the consolidated effective tax rate. This change in the estimate of income tax expense reflects an estimate of full profitability for each of the individual business segments based on the nature of their operations.
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended March 31,
(In thousands)	2018	2017
Net income (loss):
Commercial Banking	$38,864	$34,146
Community Banking	18,801	14,671
HSA Bank	17,818	11,018
Corporate and Reconciling	4,742	(364)
Total	$80,225	$59,471

	At March 31, 2018
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,718,543	$8,828,329	$77,883	$8,127,392	$26,752,147
Loans and leases	9,684,453	8,120,961	161	—	17,805,575
Goodwill	—	516,560	21,813	—	538,373
Deposits	4,041,110	11,579,392	5,487,627	276,913	21,385,042
Not included in above amounts:
Assets under administration/management	2,015,038	3,386,139	1,363,884	—	6,765,061

	At December 31, 2017
(In thousands)	Commercial Banking	Community Banking	HSA Bank	Corporate and Reconciling	Total
Total assets	$9,350,028	$8,909,671	$76,308	$8,151,638	$26,487,645
Loans and leases	9,323,376	8,200,154	328	—	17,523,858
Goodwill	—	516,560	21,813	—	538,373
Deposits	4,122,608	11,476,334	5,038,681	356,106	20,993,729
Not included in above amounts:
Assets under administration/management	2,039,375	3,376,185	1,268,402	—	6,683,962

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2018	2017
Net interest income	$84,651	$78,247
Provision for loan and lease losses	7,178	6,797
Net interest income after provision	77,473	71,450
Non-interest income	15,316	13,424
Non-interest expense	41,245	38,124
Income before income taxes	51,544	46,750
Income tax expense	12,680	12,604
Net income	$38,864	$34,146
Comparison to Prior Year Quarter
Net income increased $4.7 million for the three months ended March 31, 2018 as compared to the same period in 2017. Net interest income increased $6.4 million, primarily due to loan growth and higher deposit margins. The provision for loan and lease losses increased $0.4 million. Non-interest income increased $1.9 million primarily due to client interest rate hedging activity as compared to the same period in the prior year. Non-interest expense increased $3.1 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
Selected Balance Sheet Information:

(In thousands)	At March 31, 2018	At December 31, 2017
Total assets	$9,718,543	$9,350,028
Loans and leases	9,684,453	9,323,376
Deposits	4,041,110	4,122,608
Not include in above amounts:
Assets under administration/management	2,015,038	2,039,375
Loans and leases increased $361.1 million at March 31, 2018 compared to December 31, 2017. Loan originations in the three months ended March 31, 2018 and 2017 were $846.9 million and $715.0 million, respectively. Originations increased $132.0 million.
Deposits decreased $81.5 million at March 31, 2018 compared to December 31, 2017. The decrease was primarily due to certain large deposit withdrawals which were partially offset by cyclical government deposits.
Through Private Banking, Commercial Banking held approximately $338.7 million, and $357.5 million, in assets under administration at March 31, 2018 and December 31, 2017, respectively. In addition Commercial Banking held $1.7 billion, in assets under management, at March 31, 2018 and December 31, 2017.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2018	2017
Net interest income	$32,924	$24,052
Non-interest income	22,669	19,271
Non-interest expense	31,515	28,239
Income before income taxes	24,078	15,084
Income tax expense	6,260	4,066
Net income	$17,818	$11,018
Comparison to Prior Year Quarter
Net income increased $6.8 million for the three months ended March 31, 2018 as compared to the same period in 2017. Net interest income increased $8.9 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $3.4 million due to increased account growth. Non-interest expense increased $3.3 million primarily due to account growth as well as continued investment in the business.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2018	At December 31, 2017
Total assets	$77,883	$76,308
Deposits	5,487,627	5,038,681
Not included in above amounts:
Assets under administration	1,363,884	1,268,402
Deposits increased $448.9 million at March 31, 2018 compared to December 31, 2017, due to an increase in new accounts as well as organic growth in existing account balances.
Additionally, HSA Bank held $1.4 billion in assets under administration through linked brokerage accounts at March 31, 2018, compared to $1.3 billion at December 31, 2017. The $95.5 million increase in linked brokerage balances is driven primarily by account growth and continued net contributions by account holders.
At March 31, 2018, there were $6.9 billion in total footings, comprised of $5.5 billion in deposit balances and $1.4 billion in assets under administration.

Community Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2018	2017
Net interest income	$98,928	$93,590
Provision for loan and lease losses	3,822	3,703
Net interest income after provision	95,106	89,887
Non-interest income	25,195	25,379
Non-interest expense	96,829	95,179
Income before income taxes	23,472	20,087
Income tax expense	4,671	5,416
Net income	$18,801	$14,671
Comparison to Prior Year Quarter
Net income increased $4.1 million for the three months ended March 31, 2018 as compared to the same period in 2017. Net interest income increased $5.3 million, primarily due to growth in loan and deposit balances as well as improved interest rate spreads on deposits. The provision for loan and lease losses increased $0.1 million. Non-interest income decreased $0.2 million resulting from lower mortgage production and related returns on mortgage banking activities, offset by growth in fees from investment services, credit cards and client interest rate hedging activities. Non-interest expense increased $1.7 million as a result of higher compensation expenses coupled with investments in technology and risk management partially offset by lower direct marketing expenses.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2018	At December 31, 2017
Total assets	$8,828,329	$8,909,671
Loans	8,120,961	8,200,154
Deposits	11,579,392	11,476,334
Not included in above amounts:
Assets under administration	3,386,139	3,376,185
Loans decreased $79.2 million at March 31, 2018 compared to December 31, 2017. The net lower loan balances are related to decreases in residential mortgages, home equity and unsecured personal loans, as principal paydowns exceeded new originations; patially offset by growth in business banking loans balances.
Loan originations in the three months ended March 31, 2018 and 2017 were $307.0 million and $465.5 million, respectively. The $159 million decrease in originations was driven by a decrease in originations of residential mortgages, home equity and other consumer loans.
Deposits increased $103.1 million at March 31, 2018 compared to December 31, 2017, due to growth in time deposits partially offset by lower balances in cyclical business and consumer transaction accounts.
Additionally, at March 31, 2018 and December 31, 2017, Webster Bank's investment services division held $3.4 billion of assets under administration in its strategic partnership with LPL.

Financial Condition
Webster had total assets of $26.8 billion at March 31, 2018 and $26.5 billion at December 31, 2017. Loans and leases of $17.6 billion, net of ALLL of $205.3 million, at March 31, 2018 increased $0.3 billion compared to loans and leases of $17.3 billion, net of ALLL of $200.0 million, at December 31, 2017. Total deposits of $21.4 billion at March 31, 2018 increased $0.4 billion compared to total deposits of $21.0 billion at December 31, 2017. Interest bearing deposits increased 3.0%, during the period, due to growth in health savings and money market accounts.
At March 31, 2018, total shareholders' equity of $2.7 billion increased $14.2 million compared to total shareholders' equity of $2.7 billion at December 31, 2017. Changes in shareholders' equity for the three months ended March 31, 2018 included increases of $80.2 million in net income and $3.3 million for share-based award activity, partially offset by $24.1 million in common dividends, $2.0 million in preferred dividends, and $18.3 million purchases of treasury stock at cost.
The quarterly cash dividend to shareholders has been increased to $0.26 per common share since January 30, 2018. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to the Bank, Webster Financial Corporation (the Holding Company) also may directly hold investment securities from time-to-time.
Webster maintains, through its Corporate Treasury Unit, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale consists primarily of U.S Treasury Bills, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, Single issuer-trust preferred, and Corporate debt. Held-to-maturity consists primarily of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, CMBS, and Private label MBS. At March 31, 2018, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The combined carrying value of investment securities totaled $7.2 billion and $7.1 billion at March 31, 2018 and December 31, 2017, respectively. Available-for-sale investment securities increased by $135.5 million, primarily due to principle purchase activity for Agency MBS more than offsetting principal paydowns in the portfolio. Held-to-maturity investment securities decreased by $79.1 million, primarily due to principle paydowns exceeding purchase activity. On a tax-equivalent basis, the yield in the investment securities portfolio was 2.91% for the three months ended March 31, 2018 compared to 2.98% for the three months ended March 31, 2017.
The Company held $5.9 billion in investment securities that are in an unrealized loss position at March 31, 2018. Approximately $3.0 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $2.8 billion, has been in an unrealized loss position for twelve months or longer. The total unrealized loss was $206.9 million at March 31, 2018. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these investment securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods.

The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$449	$—	$—	$449	$1,247	$—	$—	$1,247
Agency CMO	290,105	526	(6,052)	284,579	308,989	1,158	(3,814)	306,333
Agency MBS	1,304,856	1,522	(41,110)	1,265,268	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	622,400	—	(31,098)	591,302	608,276	—	(20,250)	588,026
CMBS	365,006	2,045	(157)	366,894	358,984	2,157	(74)	361,067
CLO	201,254	691	(108)	201,837	209,075	910	(134)	209,851
Single issuer-trust preferred	7,111	—	(70)	7,041	7,096	—	(46)	7,050
Corporate debt	56,350	496	(710)	56,136	56,504	797	(679)	56,622
Available-for-sale	$2,847,531	$5,280	$(79,305)	$2,773,506	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$245,663	$417	$(7,139)	$238,941	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,544,104	12,571	(80,678)	2,475,997	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	689,602	—	(20,744)	668,858	696,566	—	(10,011)	686,555
Municipal bonds and notes	692,582	2,400	(16,091)	678,891	711,381	8,584	(6,558)	713,407
CMBS	236,172	891	(2,909)	234,154	249,273	2,175	(620)	250,828
Private Label MBS	198		—	198	323	1	—	324
Held-to-maturity	$4,408,321	$16,279	$(127,561)	$4,297,039	$4,487,392	$28,413	$(59,455)	$4,456,350
The benchmark 10-year U.S. Treasury rate increased to 2.74% at March 31, 2018 from 2.41% at December 31, 2017. Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $13.9 million at March 31, 2018 and $11.8 million at December 31, 2017, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recognized a net gain of $561 thousand and a net loss of $1.2 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include ownership in other equity ventures. These investments, which totaled $6.9 million at March 31, 2018 and $6.3 million at December 31, 2017, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recorded a net gain of $17 thousand and $27 thousand for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion on fair value accounting of alternative investments.
See the "Supervision and Regulation" section of Item 1. Business, contained in Webster's 2017 Form 10-K, for information on Covered Funds, as defined by the Volcker Rule.

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,433,647	24.9	$4,464,651	25.5
Consumer:
Home equity	2,274,639	12.8	2,336,846	13.3
Other consumer	232,176	1.3	237,695	1.4
Total consumer	2,506,815	14.1	2,574,541	14.7
Commercial:
Commercial non-mortgage	4,905,019	27.5	4,551,580	26.0
Asset-based	877,041	4.9	837,490	4.8
Total commercial	5,782,060	32.4	5,389,070	30.8
Commercial real estate:
Commercial real estate	4,353,517	24.5	4,249,549	24.3
Commercial construction	196,298	1.1	279,531	1.6
Total commercial real estate	4,549,815	25.6	4,529,080	25.9
Equipment financing	515,347	2.9	545,877	3.1
Unamortized premiums	15,212	0.1	15,316	0.1
Deferred fees	2,679	—	5,323	—
Total loans and leases	$17,805,575	100.0	$17,523,858	100.0
Total residential loans were $4.4 billion at March 31, 2018, a decrease of $31.0 million from December 31, 2017. The net decrease is a result of net principal paydowns exceeding the originations to the portfolio.
Total consumer loans were $2.5 billion at March 31, 2018, a decrease of $67.7 million from December 31, 2017. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
Total commercial loans were $5.8 billion at March 31, 2018, an increase of $393.0 million from December 31, 2017. The net increase primarily related to originations of $654.5 million, partially offset by payments and payoffs.
Total commercial real estate loans were $4.5 billion at March 31, 2018, a increase of $20.7 million from December 31, 2017. The increase is a result of originations of $239.9 million, partially offset by payments and payoffs.
Equipment financing loans and leases were $515.3 million at March 31, 2018, a decrease of $30.5 million from December 31, 2017. The net decrease was primarily related to scheduled amortization and higher prepayments, partially offset by originations of $27.0 million.
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
The following table provides key asset quality ratios:

	At March 31, 2018	At December 31, 2017
Non-performing loans and leases as a percentage of loans and leases	0.75%	0.72%
Non-performing assets as a percentage of loans and leases plus OREO	0.79	0.76
Non-performing assets as a percentage of total assets	0.52	0.50
ALLL as a percentage of non-performing loans and leases	152.95	158.00
ALLL as a percentage of loans and leases	1.15	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.13	0.20
Ratio of ALLL to net charge-offs (1)	9.09x	5.68x

(1)	Calculated for the March 31, 2018 period based on the year-to-date net charge-offs, annualized.

Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for:

•
commercial, commercial real estate, and equipment financing are performing loans and leases classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and

•	residential and consumer are performing loans 60-89 days past due and accruing.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and TDRs.
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $269.4 million at March 31, 2018 compared to $271.5 million at December 31, 2017.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$17,337	0.39	$13,771	0.31
Consumer:
Home equity	14,537	0.64	18,397	0.79
Other consumer	3,065	1.32	3,997	1.68
Commercial non-mortgage	1,753	0.04	5,809	0.13
Commercial real estate	1,103	0.03	551	0.01
Equipment financing	2,996	0.58	2,358	0.43
Loans and leases past due 30-89 days	40,791	0.23	44,883	0.26
Loans and leases past due 90 days and accruing (2)	845	0.01	887	0.01
Total	41,636	0.23	45,770	0.26
Deferred costs and unamortized premiums, net	129		77
Total loans and leases over 30 days past due and accruing income	$41,765		$45,847

(1)
Represents the principal balance of loans and leases over 30 days past due and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

(2)	Loans and leases past due 90 days and accruing includes commercial non-mortgage and commercial real estate for the periods presented.
The balance of loans and leases past due 30 days or more and accruing income decreased $4.1 million at March 31, 2018 compared to December 31, 2017 and was centered in commercial real estate and consumer home equity. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases declined to 0.23% at March 31, 2018 as compared to 0.26% at December 31, 2017.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$44,496	1.00	$44,407	0.99
Consumer:
Home equity	35,852	1.58	35,601	1.52
Other consumer	1,613	0.69	1,706	0.72
Total consumer	37,465	1.49	37,307	1.45
Commercial:
Commercial non-mortgage	43,175	0.88	39,402	0.87
Asset-based loans	1,571	0.18	589	0.07
Total commercial	44,746	0.77	39,991	0.74
Commercial real estate:
Commercial real estate	3,884	0.09	4,484	0.11
Commercial construction	—	—	—	—
Total commercial real estate	3,884	0.09	4,484	0.10
Equipment financing	3,668	0.71	393	0.07
Total non-accrual loans and leases	134,259	0.75	126,582	0.72
Deferred costs and unamortized premiums, net	(96)		(69)
Total recorded investment in non-accrual loans and leases (2)	$134,163		$126,513

Total non-accrual loans and leases	$134,259		$126,582
Foreclosed and repossessed assets:
Residential and consumer	5,613		5,759
Equipment financing	218		305
Total foreclosed and repossessed assets	5,831		6,064
Total non-performing assets	$140,090		$132,646

(1)
Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category, and which excludes the impact of deferred costs and unamortized premiums.

(2)	Includes non-accrual TDRs of $77.9 million at March 31, 2018 and $74.3 million at December 31, 2017.
Non-performing assets increased $7.4 million at March 31, 2018 compared to December 31, 2017. The increase in non-performing assets at March 31, 2018 is primarily due to one matured middle market loan that migrated to non-accrual during the quarter while the Bank works with the customer on a renewal, partly offset by improvement in Residential non-accruals during the period. As a result, overall non-performing assets as a percentage of total assets increased to 0.52% at March 31, 2018 as compared to 0.50% at December 31, 2017.
The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$126,582	$134,035
Additions	28,845	59,870
Paydowns/draws	(13,664)	(13,058)
Charge-offs	(5,966)	(5,614)
Other reductions	(1,538)	(1,408)
Ending balance	$134,259	$173,825

Impaired Loans and Leases
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
At March 31, 2018, there were 1,564 impaired loans and leases with a recorded investment balance of $248.5 million, which included loans and leases of $102.0 million with an impairment allowance of $17.6 million. This compares to 1,606 impaired loans and leases with a recorded investment balance of $246.8 million, which included loans and leases of $105.4 million, with an impairment allowance of $16.6 million at December 31, 2017. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$221,404	$223,528
Additions	6,593	8,160
Paydowns/draws	(7,053)	(3,105)
Charge-offs	(725)	(2,034)
Transfers to OREO	(681)	(488)
Ending balance	$219,538	$226,061

(In thousands)	At March 31, 2018	At December 31, 2017
Accrual status	$141,608	$147,113
Non-accrual status	77,930	74,291
Total recorded investment of TDRs	$219,538	$221,404
Specific reserves for TDRs included in the balance of ALLL	$13,874	$12,384
Additional funds committed to borrowers in TDR status	3,347	2,736
Overall, TDR balances decreased $1.9 million at March 31, 2018 compared to December 31, 2017. The March 31, 2018 specific reserves for TDRs declined from year end, and reflects management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at March 31, 2018.
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

•
Loans and leases that are not considered impaired and have similar risk characteristics, are segmented into homogeneous pools and modeled using quantitative methods. The Company's loss estimate for its commercial portfolios utilizes an expected loss methodology that is based on PD and LGD models. The PD and LGD models are based on borrower and facility risk ratings assigned to each loan and are updated throughout the year as a borrower's financial condition changes. PD and LGD models are derived using the Company's portfolio specific historic data and are refreshed annually. Residential and consumer portfolio loss estimates are based on roll rate models that utilize the Company's historic delinquency and default data. For each segmentation the loss estimates incorporate a loss emergence period (LEP) model which represents an amount of time between when a loss event first occurs to when it is charged-off. An LEP is determined for each loan type based on the Company's historical experience and is reassessed at least annually.

•
The Company also considers qualitative factors, consistent with interagency regulatory guidance, that are not explicitly factored in the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Underwriting standards are designed to focus on and support the promotion of relationships rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Management regularly monitors the cash flows of borrowers as results may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Commercial construction loans have unique risk characteristics and are provided to experienced developers/sponsors with strong track records of successful completion and sound financial condition and are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Commercial construction loans are generally based upon estimates of costs and value associated with the complete project. Estimates may be subject to change as the construction project proceeds. In addition, these loans often include partial or full completion guarantees. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. Management closely monitors these loans with on-site inspections by third-party professionals and the Company's internal staff.

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
At March 31, 2018 the ALLL was $205.3 million compared to $200.0 million at December 31, 2017. The increase of $5.4 million in the reserve at March 31, 2018 compared to December 31, 2017 is primarily due to growth in commercial banking and a net increase in reserves for impaired loans. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, increased to 1.15% at March 31, 2018 from 1.14% at December 31, 2017, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 152.95% at March 31, 2018 from 158.00% at December 31, 2017.
The following table provides an allocation of the ALLL by portfolio segment:

	At March 31, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$18,777	0.42	$19,058	0.42
Consumer	34,239	1.36	36,190	1.40
Commercial	95,573	1.66	89,533	1.67
Commercial real estate	51,436	1.13	49,407	1.09
Equipment financing	5,324	1.03	5,806	1.06
Total ALLL	$205,349	1.15	$199,994	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended March 31,
(In thousands)	2018	2017
Beginning balance	$199,994	$194,320
Provision	11,000	10,500
Charge-offs:
Residential	(917)	(732)
Consumer	(5,074)	(6,474)
Commercial	(1,497)	(123)
Commercial real estate	(77)	(102)
Equipment financing	(45)	(185)
Total charge-offs	(7,610)	(7,616)
Recoveries:
Residential	385	237
Consumer	1,443	1,323
Commercial	117	322
Commercial real estate	2	7
Equipment financing	18	14
Total recoveries	1,965	1,903
Net charge-offs	(5,645)	(5,713)
Ending balance	$205,349	$199,107

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2018		2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$532	0.05	$495	0.05
Consumer	3,631	0.57	5,151	0.77
Commercial	1,380	0.10	(199)	(0.02)
Commercial real estate	75	0.01	95	0.01
Equipment financing	27	0.02	171	0.11
Net charge-offs	$5,645	0.13	$5,713	0.13

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs decreased $0.1 million for the three months ended March 31, 2018 as compared to the same period in 2017. The decrease for the three month period is primarily due to a decrease in consumer charge-offs partly offset by an increase in commercial charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. The FHLB has initiated a process to redeem the holdings of its member banks in excess of their membership and activity requirements, based on current conditions. As a result, Webster Bank held $74.6 million of FHLB capital stock at March 31, 2018 compared to $100.9 million at December 31, 2017, for its membership and for outstanding advances and other extensions of credit. On March 2, 2018, the FHLB paid a cash dividend equal to an annual yield of 4.99%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2018 and December 31, 2017, Webster Bank held $50.7 million of FRB capital stock. A semi-annual dividend payment from the FRB is calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $21.4 billion at March 31, 2018 compared to $21.0 billion at December 31, 2017. The increase is predominately related to an increase in health savings accounts of $0.4 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Utilized as a source of funding for liquidity and interest rate risk management purposes, borrowings primarily consist of FHLB advances and securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future. At March 31, 2018 and December 31, 2017, FHLB advances totaled $1.2 billion and $1.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $3.0 billion at March 31, 2018 compared to approximately $2.6 billion at December 31, 2017. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.4 billion at March 31, 2018 and $0.5 billion at December 31, 2017. In addition, unpledged investment securities of $4.2 billion at March 31, 2018 could have been used to increase borrowing capacity by approximately $3.9 billion at the FHLB or approximately $4.0 billion at the FRB, or alternatively used for collateral on other borrowings, such as repurchase agreements.
In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company's long-term debt consists of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033. Total borrowed funds were $2.4 billion at March 31, 2018 compared to $2.5 billion at December 31, 2017. Borrowings represented 8.8% and 9.6% of total assets at March 31, 2018 and December 31, 2017, respectively. The reduction in borrowings was the net result of decreased FHLB advances maturing within one year, being nearly offset by increased Fed funds purchased balances. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $132.3 million for the three months ended March 31, 2018 as compared to $144.1 million for the three months ended March 31, 2017. The decrease is significantly a result reduced mortgage banking activities during the current period.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $100 million in dividends to the Holding Company during the three months ended March 31, 2018. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which is described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2017 Form 10-K. At March 31, 2018, there was $238.7 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $91.7 million of remaining repurchase authority at March 31, 2018. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2018, a total of 324,227 shares of common stock were repurchased for approximately $18.3 million, of which 215,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.2 million, and 109,227 shares were purchased, at market prices, related to stock compensation plan activity for a cost of approximately $6.1 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 83.3% and 83.5% at March 31, 2018 and December 31, 2017, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2018. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2018, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the three months ended March 31, 2018, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO.
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting March 31, 2018 and December 31, 2017, might have on Webster’s net interest income (NII) for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2018	N/A	(5.0)%	3.0%	5.6%
December 31, 2017	N/A	(5.9)%	3.4%	6.4%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting March 31, 2018 and December 31, 2017, might have on Webster’s pre-tax, pre-provision net revenue (PPNR) for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2018	N/A	(8.6)%	4.6%	8.6%
December 31, 2017	N/A	(10.4)%	5.3%	9.9%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of March 31, 2018 and December 31, 2017 assumed a Fed Funds rate of 1.75% and 1.50% respectively. Asset sensitivity for both NII and PPNR on March 31, 2018 was lower as compared to December 31, 2017, primarily due to increases in the ten-year swap rate and the resulting impact on the constant prepayment rates (CPRs) in mortgage related investments.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting March 31, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2018	(7.9)%	(3.8)%	1.9%	3.7%	(3.2)%	(1.3)%	1.0%	1.7%
December 31, 2017	(8.5)%	(4.3)%	2.0%	3.9%	(3.9)%	(1.7)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2018	(13.5)%	(6.4)%	2.8%	5.4%	(3.6)%	(1.8)%	1.6%	2.9%
December 31, 2017	(14.8)%	(7.5)%	2.9%	5.7%	(4.8)%	(2.2)%	2.2%	4.0%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR remained essentially unchanged from December 31, 2017. Sensitivity to decreases in the short end of the yield curve for NII and PPNR are less negative from December 31, 2017 due to the benefit of deposit rate decreases should short-term rates begin to fall. Sensitivity to increases in the long end of the yield curve declined in March 31, 2018 verses December 31, 2017 due to increases in the ten-year swap rate and the resulting impact on the CPRs in mortgage related investments. Conversely, sensitivity to decreases in the long end of the yield curve are less negative as of March 31, 2018 verses December 31, 2017.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2018 and December 31, 2017 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
March 31, 2018
Assets	$26,752,147	$26,135,008	$551,685	$(662,758)
Liabilities	24,036,005	22,488,183	701,215	(602,337)
Net	$2,716,142	$3,646,825	$(149,530)	$(60,421)
Net change as % base net economic value			(4.1)%	(1.7)%

December 31, 2017
Assets	$26,487,645	$25,971,043	$505,148	$(631,744)
Liabilities	23,785,687	22,509,322	729,967	(624,789)
Net	$2,701,958	$3,461,721	$(224,819)	$(6,955)
Net change as % base net economic value			(6.5)%	(0.2)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.7 years at March 31, 2018. At December 31, 2017, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the impact of rising short-term interest rates on periodic/floating interest rate loan portfolios as of March 31, 2018.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2018 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
For a detailed description of the Company's asset/liability management process, refer to the section captioned "Asset/Liability Management and Market Risk" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations included in its Form 10-K, for the year ended December 31, 2017.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of March 31, 2018.
There were no changes made to the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2018, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
January 1-31, 2018	1,536	$56.16	—	$103,903,923	—	$—
February 1-28, 2018	244,289	56.66	138,868	96,015,432	—	—
March 1-31, 2018	78,402	56.05	76,132	91,745,715	—	—
Total	324,227	56.51	215,000	91,745,715	—	—

(1)
On October 24, 2017, the Company's Board of Directors approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

Of the total number of shares purchased during the three months ended March 31, 2018, 109,227 shares were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.

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
The Company has 6,000,000 outstanding Depository Shares, each representing 1/1000th interest in a share of 5.25% Series F Non-Cumulative Perpetual Preferred Stock, par value $.01 per share, with a liquidation preference of $25,000 per share (or $25 per depository share). The Series F Preferred Stock is redeemable at Webster's option, in whole or in part, on December 15, 2022, or any dividend payment date thereafter, or in whole but not in part, upon a "regulatory capital treatment event" as defined in the Prospectus Supplement. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series F Preferred Stock for the most recently completed dividend period.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 7, 2018	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2018	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
3.8	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
32.2 +	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.