Form 10-Q
period 2018-06-30
WEBSTER FINANCIAL CORP
filed 2018-08-03
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2018
Commission File Number: 001-31486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2018 was 92,228,475.

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

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$228,628	$231,158
Interest-bearing deposits	70,654	25,628
Investment securities available-for-sale, at fair value	2,780,581	2,638,037
Investment securities held-to-maturity (fair value of $4,225,983 and $4,456,350)	4,356,219	4,487,392
Federal Home Loan Bank and Federal Reserve Bank stock	141,293	151,566
Loans held for sale, fair value option	18,645	20,888
Loans and leases	18,025,996	17,523,858
Allowance for loan and lease losses	(207,322)	(199,994)
Loans and leases, net	17,818,674	17,323,864
Deferred tax assets, net	106,910	92,630
Premises and equipment, net	127,973	130,001
Goodwill	538,373	538,373
Other intangible assets, net	27,688	29,611
Cash surrender value of life insurance policies	537,431	531,820
Accrued interest receivable and other assets	283,668	286,677
Total assets	$27,036,737	$26,487,645
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,151,259	$4,191,496
Interest-bearing	17,192,097	16,802,233
Total deposits	21,343,356	20,993,729
Securities sold under agreements to repurchase and other borrowings	862,568	643,269
Federal Home Loan Bank advances	1,576,956	1,677,105
Long-term debt	225,894	225,767
Accrued expenses and other liabilities	266,240	245,817
Total liabilities	24,275,014	23,785,687
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,056
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,680,724 and 93,680,291 shares)	937	937
Paid-in capital	1,115,414	1,122,164
Retained earnings	1,699,767	1,595,762
Treasury stock, at cost (1,645,784 and 1,658,526 shares)	(77,496)	(70,430)
Accumulated other comprehensive loss, net of tax	(121,936)	(91,531)
Total shareholders' equity	2,761,723	2,701,958
Total liabilities and shareholders' equity	$27,036,737	$26,487,645
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest Income:
Interest and fees on loans and leases	$207,820	$174,456	$401,040	$342,264
Taxable interest and dividends on investments	47,427	46,408	94,715	92,348
Non-taxable interest on investment securities	5,096	5,722	10,367	11,338
Loans held for sale	148	203	290	519
Total interest income	260,491	226,789	506,412	446,469
Interest Expense:
Deposits	20,225	14,679	38,381	28,114
Securities sold under agreements to repurchase and other borrowings	3,998	3,583	7,638	7,123
Federal Home Loan Bank advances	8,471	8,156	15,752	15,649
Long-term debt	2,787	2,584	5,463	5,132
Total interest expense	35,481	29,002	67,234	56,018
Net interest income	225,010	197,787	439,178	390,451
Provision for loan and lease losses	10,500	7,250	21,500	17,750
Net interest income after provision for loan and lease losses	214,510	190,537	417,678	372,701
Non-interest Income:
Deposit service fees	40,859	38,192	81,310	75,198
Loan and lease related fees	6,333	6,344	13,329	13,552
Wealth and investment services	8,456	7,877	16,326	15,150
Mortgage banking activities	1,235	3,351	2,379	5,617
Increase in cash surrender value of life insurance policies	3,643	3,648	7,215	7,223
Impairment loss on investment securities recognized in earnings	—	(126)	—	(126)
Other income	7,848	5,265	16,562	10,979
Total non-interest income	68,374	64,551	137,121	127,593
Non-interest Expense:
Compensation and benefits	93,052	86,394	187,817	173,893
Occupancy	15,842	16,034	30,987	32,213
Technology and equipment	24,604	22,458	48,466	44,066
Intangible assets amortization	962	1,028	1,924	2,083
Marketing	4,889	4,615	8,441	10,056
Professional and outside services	4,381	3,507	9,169	7,783
Deposit insurance	13,687	6,625	20,404	13,357
Other expense	23,042	23,758	44,866	44,752
Total non-interest expense	180,459	164,419	352,074	328,203
Income before income tax expense	102,425	90,669	202,725	172,091
Income tax expense	20,743	29,090	40,818	51,041
Net income	81,682	61,579	161,907	121,050
Preferred stock dividends and other	(2,193)	(2,094)	(4,334)	(4,224)
Earnings applicable to common shareholders	$79,489	$59,485	$157,573	$116,826

Earnings per common share:
Basic	$0.87	$0.65	$1.71	$1.27
Diluted	0.86	0.64	1.71	1.26
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$81,682	$61,579	$161,907	$121,050
Other comprehensive (loss) income (OCL) OCI, net of tax:
Total securities available-for-sale	(9,246)	3,200	(36,670)	975
Total derivative instruments	1,680	651	4,202	1,810
Total defined benefit pension and other postretirement benefit plans	1,109	1,094	2,063	2,126
Other comprehensive (loss) income, net of tax	(6,457)	4,945	(30,405)	4,911
Comprehensive income	$75,225	$66,524	$131,502	$125,961
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of changes in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	161,907	—	—	161,907
Other comprehensive loss, net of tax	—	—	—	—	—	(30,405)	(30,405)
Dividends and dividend equivalents declared on common stock $0.59 per share	—	—	99	(54,278)	—	—	(54,179)
Dividends paid Series F preferred stock $667.1875 per share	—	—	—	(3,938)	—	—	(3,938)
Dividends accrued Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	1,654	5,766	—	5,879
Exercise of stock options	—	—	(5,308)	—	7,418	—	2,110
Common shares acquired related to stock compensation plan activity	—	—	—	—	(8,092)	—	(8,092)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at June 30, 2018	$145,037	$937	$1,115,414	$1,699,767	$(77,496)	$(121,936)	$2,761,723

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	121,050	—	—	121,050
Other comprehensive income, net of tax	—	—	—	—	—	4,911	4,911
Dividends and dividend equivalents declared on common stock $0.51 per share	—	—	82	(47,140)	—	—	(47,058)
Dividends paid Series E preferred stock $800.00 per share	—	—	—	(4,048)	—	—	(4,048)
Stock-based compensation	—	—	—	1,118	6,833	—	7,951
Exercise of stock options	—	—	(1,358)	—	5,949	—	4,591
Common shares acquired related to stock compensation plan activity	—	—	—	—	(9,283)	—	(9,283)
Balance at June 30, 2017	$122,710	$937	$1,124,661	$1,496,300	$(67,400)	$(72,082)	$2,605,126
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2018	2017
Operating Activities:
Net income	$161,907	$121,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	21,500	17,750
Deferred tax (benefit) expense	(4,247)	488
Depreciation and amortization	19,187	18,960
Amortization of earning assets and funding, premiums/discounts, net	26,625	23,287
Stock-based compensation	5,879	6,043
Gain on sale, net of write-down, on foreclosed and repossessed assets	(291)	(314)
Write-down, net on premises and equipment	253	559
Impairment loss on investment securities recognized in earnings	—	126
Increase in cash surrender value of life insurance policies	(7,215)	(7,223)
Gain from life insurance policies	(825)	—
Mortgage banking activities	(2,379)	(5,617)
Proceeds from sale of loans held for sale	90,063	173,338
Origination of loans held for sale	(86,694)	(147,437)
Net decrease (increase) in derivative contract assets net of liabilities	65,421	(213)
Net increase in accrued interest receivable and other assets	(9,482)	(24,054)
Net (decrease) increase in accrued expenses and other liabilities	(23,176)	5,261
Net cash provided by operating activities	256,526	182,004
Investing Activities:
Net increase in interest-bearing deposits	(45,026)	(4,201)
Purchases of available for sale investment securities	(455,042)	(106,476)
Proceeds from maturities and principal payments of available for sale investment securities	256,179	314,038
Purchases of held-to-maturity investment securities	(157,061)	(429,711)
Proceeds from maturities and principal payments of held-to-maturity investment securities	271,195	357,283
Net proceeds of Federal Home Loan Bank stock	10,273	39,141
Alternative investments (capital call) return of capital, net	(246)	296
Net increase in loans	(523,631)	(263,241)
Proceeds from loans not originated for sale	34	7,445
Proceeds from life insurance policies	2,429	484
Proceeds from the sale of foreclosed and repossessed assets	3,801	3,371
Proceeds from the sale of premises and equipment	—	507
Additions to premises and equipment	(16,063)	(13,392)
Proceeds from redemption of other assets	—	7,581
Net cash used for investing activities	(653,158)	(86,875)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2018	2017
Financing Activities:
Net increase in deposits	351,004	1,153,597
Proceeds from Federal Home Loan Bank advances	4,000,000	7,300,000
Repayments of Federal Home Loan Bank advances	(4,100,149)	(8,375,145)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	219,299	(76,834)
Dividends paid to common shareholders	(53,974)	(46,862)
Dividends paid to preferred shareholders	(3,938)	(4,048)
Exercise of stock options	2,110	4,591
Common stock repurchase program	(12,158)	—
Common shares purchased related to stock compensation plan activity	(8,092)	(9,283)
Net cash provided by (used for) financing activities	394,102	(53,984)
Net (decrease) increase in cash and due from banks	(2,530)	41,145
Cash and due from banks at beginning of period	231,158	190,663
Cash and due from banks at end of period	$228,628	$231,808

Supplemental disclosure of cash flow information:
Interest paid	$64,009	$53,354
Income taxes paid	47,781	53,334
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$3,406	$3,167
Transfer of loans from loans and leases to loans-held-for-sale	35	—
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At June 30, 2018, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank).
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
Use of Estimates
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
Federal Deposit Insurance Corporation (FDIC) Assessment.
The Company recorded a $7.2 million charge to establish an accrual for additional FDIC premiums for prior periods. The accrual is management's estimate of the aggregate amount of premiums due for the period from March 31, 2015 through December 31, 2017 and is the result of a reclassification of loans under existing and modified FDIC loan category classifications. Any additional expense that may result upon final resolution of this matter is expected to be immaterial to the Company's financial statements. The matter is expected to be resolved prior to December 31, 2018.
Accounting Standards Adopted During 2018
Effective January 1, 2018, the following new Accounting Standards Updates (ASUs) were adopted by the Company:
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
The Company adopted the Update during the first quarter of 2018 on a modified retrospective basis. As a result, the Company recorded a $2.8 million cumulative-effect adjustment directly to retained earnings as of January 1, 2018.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent ASUs issued to clarify this Topic.
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
The Update is effective for the Company on January 1, 2019. The Company does not expect the new guidance to have a material impact on its financial statements.
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
The Update is effective for the Company on January 1, 2020 and early adoption is permitted. The Update must be applied prospectively. The Company does not expect the new guidance to have a material impact on its financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.
Current GAAP requires an incurred loss methodology for recognizing credit losses. This approach delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probable threshold.
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
The Change from an incurred loss method to an expected loss method represents a fundamental shift from existing GAAP, and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has empowered a cross functional steering committee comprised of members from different disciplines including Credit, Finance and Treasury as well as specific working groups to focus on key components of the development process. Through these working groups, the Company has begun to evaluate the effect that this Update will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, treasury, and accounting. These work streams are collectively assessing resources that may be required, use of existing and new models, and data availability. The Company recently contracted with a system solution provider and is preparing to commence its implementation. The Update is effective for the Company on January 1, 2020. The impact of adopting the Update is expected to be influenced by assessment of the composition, characteristics, and credit quality of our loan and securities portfolios as well as the economic conditions in effect at the adoption date. Therefore, we are currently unable to reasonably estimate the impact of adopting the Update at this time.
ASU No. 2016-02, Leases (Topic 842) and subsequent ASUs issued to amend this Topic.
The Update introduces a lessee model that requires substantially all leases to be recorded as assets and liabilities on the balance sheet and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. In July 2018, the FASB issued a subsequent Update which, among other issues, incorporates a new transition method option that would allow the Company to use the effective date as the date of initial application on transition. The Company currently expects to elect this transition method.
The Company is in the process of reviewing its existing leases, and certain service contracts for embedded leases, to evaluate the impact of these Updates on the consolidated financial statements, as well as the impact to regulatory reporting, such as capital and risk-weighted assets. The Company has engaged a third party consultant to assist with the implementation efforts and has selected a third party software solution to assist with the accounting under these Updates.
The Updates are effective beginning January 1, 2019 and early adoption is permitted. The Company does not plan to early adopt, and the effect of the adoption will depend on the lease portfolio at the time of transition.

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
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The investment securities consist of Agency CMO, Agency MBS, Agency CMBS, and CLO. The Company has not provided financial or other support with respect to these investment securities other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. See Note 3: Investment Securities for additional information.
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
At June 30, 2018 and December 31, 2017, the aggregate carrying value of the Company's tax credit-finance investments were $31.0 million and $33.5 million, respectively. At June 30, 2018 and December 31, 2017, unfunded commitments have been recognized, totaling $11.1 million and $17.3 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
Other Investments. The Company invests in various alternative investments in which it holds a variable interest. These investments are non-public entities which cannot be redeemed since the Company’s investment is distributed as the underlying equity is liquidated. For these investments, the Company has determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs.
At June 30, 2018 and December 31, 2017, the aggregate carrying value of the Company's other investments in VIEs were $14.6 million and $13.8 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $27.5 million and $22.9 million, respectively.
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

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At June 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$2,491	$—	$—	$2,491	$1,247	$—	$—	$1,247
Agency CMO	271,712	268	(6,727)	265,253	308,989	1,158	(3,814)	306,333
Agency MBS	1,356,988	1,053	(46,200)	1,311,841	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	618,054	—	(35,378)	582,676	608,276	—	(20,250)	588,026
CMBS	373,916	958	(318)	374,556	358,984	2,157	(74)	361,067
CLO	187,697	538	(169)	188,066	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	56,197	404	(903)	55,698	56,504	797	(679)	56,622
Available-for-sale	$2,867,055	$3,221	$(89,695)	$2,780,581	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$231,943	$296	$(7,891)	$224,348	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,520,455	10,139	(90,415)	2,440,179	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	677,397	—	(24,594)	652,803	696,566	—	(10,011)	686,555
Municipal bonds and notes	697,066	1,948	(16,851)	682,163	711,381	8,584	(6,558)	713,407
CMBS	229,265	551	(3,419)	226,397	249,273	2,175	(620)	250,828
Private Label MBS	93	—	—	93	323	1	—	324
Held-to-maturity	$4,356,219	$12,934	$(143,170)	$4,225,983	$4,487,392	$28,413	$(59,455)	$4,456,350

Other-Than-Temporary Impairment
The amount in the amortized cost columns in the table above includes other-than-temporary impairment (OTTI) related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
The following table presents activity for OTTI:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$1,364	$3,231	$1,364	$3,243
Reduction for investment securities sold or called	(261)	(126)	(261)	(138)
Additions for OTTI not previously recognized in earnings	—	126	—	126
Ending balance	$1,103	$3,231	$1,103	$3,231

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

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$110,795	$(1,853)	$112,410	$(4,874)	36	$223,205	$(6,727)
Agency MBS	645,678	(16,586)	552,321	(29,614)	165	1,197,999	(46,200)
Agency CMBS	71,430	(2,761)	511,246	(32,617)	37	582,676	(35,378)
CMBS	145,960	(318)	—	—	22	145,960	(318)
CLO	41,259	(41)	15,029	(128)	3	56,288	(169)
Single issuer-trust preferred	—	—	—	—	—	—	—
Corporate debt	36,073	(278)	1,770	(625)	5	37,843	(903)
Available-for-sale in an unrealized loss position	$1,051,195	$(21,837)	$1,192,776	$(67,858)	268	$2,243,971	$(89,695)
Held-to-maturity:
Agency CMO	$100,551	$(2,735)	$96,424	$(5,156)	24	$196,975	$(7,891)
Agency MBS	1,085,492	(29,208)	1,111,469	(61,207)	262	2,196,961	(90,415)
Agency CMBS	518,344	(18,421)	134,459	(6,173)	56	652,803	(24,594)
Municipal bonds and notes	250,878	(5,417)	218,705	(11,434)	212	469,583	(16,851)
CMBS	147,266	(3,149)	12,758	(270)	20	160,024	(3,419)
Held-to-maturity in an unrealized loss position	$2,102,531	$(58,930)	$1,573,815	$(84,240)	574	$3,676,346	$(143,170)

	At December 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$81,001	$(449)	$119,104	$(3,365)	27	$200,105	$(3,814)
Agency MBS	416,995	(2,920)	606,021	(16,350)	135	1,023,016	(19,270)
Agency CMBS	54,182	(851)	533,844	(19,399)	36	588,026	(20,250)
CMBS	23,869	(74)	—	—	6	23,869	(74)
CLO	56,335	(134)	—	—	3	56,335	(134)
Single issuer-trust preferred	7,050	(46)	—	—	1	7,050	(46)
Corporate debt	11,082	(395)	6,265	(284)	4	17,347	(679)
Available-for-sale in an unrealized loss position	$650,514	$(4,869)	$1,265,234	$(39,398)	212	$1,915,748	$(44,267)
Held-to-maturity:
Agency CMO	$98,090	$(1,082)	$106,775	$(3,742)	22	$204,865	$(4,824)
Agency MBS	762,107	(4,555)	1,197,839	(32,887)	205	1,959,946	(37,442)
Agency CMBS	576,770	(7,599)	109,785	(2,412)	56	686,555	(10,011)
Municipal bonds and notes	6,432	(38)	226,861	(6,520)	92	233,293	(6,558)
CMBS	92,670	(413)	14,115	(207)	13	106,785	(620)
Held-to-maturity in an unrealized loss position	$1,536,069	$(13,687)	$1,655,375	$(45,768)	388	$3,191,444	$(59,455)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios have been impacted by OTTI since December 31, 2017. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at June 30, 2018.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $6.7 million on the Company’s investment in Agency CMO at June 30, 2018, compared to $3.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $46.2 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2018, compared to $19.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $35.4 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at June 30, 2018, compared to $20.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $318 thousand on the Company’s investment in CMBS at June 30, 2018, compared to $74 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged for the portfolio of mainly floating rate CMBS at June 30, 2018 compared to December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $169 thousand on the Company’s investments in CLO at June 30, 2018 compared to $134 thousand unrealized losses at December 31, 2017. Unrealized losses were essentially unchanged while principal balances decreased from December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were unrealized losses of $903 thousand on the Company's corporate debt portfolio at June 30, 2018, compared to $679 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged since December 31, 2017. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $7.9 million on the Company’s investment in Agency CMO at June 30, 2018, compared to $4.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $90.4 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at June 30, 2018, compared to $37.4 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances were essentially unchanged for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $24.6 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at June 30, 2018, compared to $10.0 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Municipal bonds and notes. There were unrealized losses of $16.9 million on the Company’s investment in municipal bonds and notes at June 30, 2018, compared to $6.6 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $3.4 million on the Company’s investment in CMBS at June 30, 2018, compared to $0.6 million unrealized losses at December 31, 2017. Unrealized losses increased due to higher market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three and six months ended June 30, 2018 and 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At June 30, 2018
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,192	$23,191	$17,891	$18,013
Due after one year through five years	34,000	34,083	3,628	3,656
Due after five through ten years	314,281	313,644	40,865	40,977
Due after ten years	2,495,582	2,409,663	4,293,835	4,163,337
Total debt securities	$2,867,055	$2,780,581	$4,356,219	$4,225,983

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At June 30, 2018, the Company had a carrying value of $1.3 billion in callable investment securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.4 billion at both June 30, 2018 and December 31, 2017 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2018	At December 31, 2017
Residential	$4,455,580	$4,490,878
Consumer	2,485,695	2,590,225
Commercial	5,981,556	5,368,694
Commercial Real Estate	4,580,200	4,523,828
Equipment Financing	522,965	550,233
Loans and leases (1) (2)	$18,025,996	$17,523,858

(1)	Loans and leases include net deferred fees and net premiums/discounts of $16.4 million and $20.6 million at June 30, 2018 and December 31, 2017, respectively.

(2)
At June 30, 2018 the Company had pledged $6.5 billion of eligible residential, consumer, and commercial loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) Boston and the Federal Reserve Bank (FRB) of Boston.

Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At June 30, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$6,449	$4,449	$—	$50,780	$61,678	$4,393,902	$4,455,580
Consumer:
Home equity	8,286	3,022	—	36,849	48,157	2,208,522	2,256,679
Other consumer	1,860	1,215	—	1,583	4,658	224,358	229,016
Commercial:
Commercial non-mortgage	3,410	1,790	62	36,687	41,949	4,979,771	5,021,720
Asset-based	—	—	—	1,160	1,160	958,676	959,836
Commercial real estate:
Commercial real estate	720	—	—	9,609	10,329	4,411,603	4,421,932
Commercial construction	—	—	—	—	—	158,268	158,268
Equipment financing	1,991	331	—	3,510	5,832	517,133	522,965
Total	$22,716	$10,807	$62	$140,178	$173,763	$17,852,233	$18,025,996

	At December 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,643	$5,146	$—	$44,481	$58,270	$4,432,608	$4,490,878
Consumer:
Home equity	12,668	5,770	—	35,645	54,083	2,298,185	2,352,268
Other consumer	2,556	1,444	—	1,707	5,707	232,250	237,957
Commercial:
Commercial non-mortgage	5,212	603	644	39,214	45,673	4,488,242	4,533,915
Asset-based	—	—	—	589	589	834,190	834,779
Commercial real estate:
Commercial real estate	478	77	248	4,484	5,287	4,238,987	4,244,274
Commercial construction	—	—	—	—	—	279,554	279,554
Equipment financing	1,732	626	—	393	2,751	547,482	550,233
Total	$31,289	$13,666	$892	$126,513	$172,360	$17,351,498	$17,523,858
Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $2.4 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4.3 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the allowance for loan and lease losses (ALLL):

	At or for the three months ended June 30, 2018
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$18,777	$34,239	$95,573	$51,436	$5,324	$205,349
Provision charged to expense	659	813	4,490	4,428	110	10,500
Charge-offs	(754)	(4,907)	(5,632)	(40)	(65)	(11,398)
Recoveries	325	1,614	909	9	14	2,871
Balance, end of period	$19,007	$31,759	$95,340	$55,833	$5,383	$207,322

	At or for the three months ended June 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$20,264	$45,408	$76,354	$50,727	$6,354	$199,107
(Benefit) provision charged to expense	(1,621)	1,562	5,489	1,771	49	7,250
Charge-offs	(623)	(5,602)	(2,196)	(100)	(119)	(8,640)
Recoveries	407	1,120	317	4	13	1,861
Balance, end of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578

	At or for the six months ended June 30, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Provision (benefit) charged to expense	909	2,493	11,910	6,532	(344)	21,500
Charge-offs	(1,671)	(9,981)	(7,129)	(117)	(110)	(19,008)
Recoveries	711	3,057	1,026	11	31	4,836
Balance, end of period	$19,007	$31,759	$95,340	$55,833	$5,383	$207,322
Individually evaluated for impairment	$4,330	$1,498	$6,007	$2,061	$18	$13,914
Collectively evaluated for impairment	$14,677	$30,261	$89,333	$53,772	$5,365	$193,408

Loan and lease balances:
Individually evaluated for impairment	$109,636	$41,636	$87,071	$12,677	$6,185	$257,205
Collectively evaluated for impairment	4,345,944	2,444,059	5,894,485	4,567,523	516,780	17,768,791
Loans and leases	$4,455,580	$2,485,695	$5,981,556	$4,580,200	$522,965	$18,025,996

	At or for the six months ended June 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
(Benefit) provision charged to expense	(4,088)	6,888	9,739	5,116	95	17,750
Charge-offs	(1,355)	(12,076)	(2,319)	(202)	(304)	(16,256)
Recoveries	644	2,443	639	11	27	3,764
Balance, end of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578
Individually evaluated for impairment	$5,105	$1,829	$10,951	$324	$27	$18,236
Collectively evaluated for impairment	$13,322	$40,659	$69,013	$52,078	$6,270	$181,342

Loan and lease balances:
Individually evaluated for impairment	$117,820	$47,310	$83,206	$18,677	$6,332	$273,345
Collectively evaluated for impairment	4,270,488	2,552,008	5,060,965	4,537,531	579,341	17,000,333
Loans and leases	$4,388,308	$2,599,318	$5,144,171	$4,556,208	$585,673	$17,273,678

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At June 30, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$120,019	$109,636	$68,854	$40,782	$4,330
Consumer - home equity	46,758	41,636	32,140	9,496	1,498
Commercial :
Commercial non-mortgage	99,170	85,911	52,522	33,389	6,007
Asset-based	1,197	1,160	1,160	—	—
Commercial real estate:
Commercial real estate	13,490	12,677	2,812	9,865	2,061
Commercial construction	—	—	—	—	—
Equipment financing	6,254	6,185	5,792	393	18
Total	$286,888	$257,205	$163,280	$93,925	$13,914

	At December 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$125,352	$114,295	$69,759	$44,536	$4,805
Consumer - home equity	50,809	45,436	34,418	11,018	1,668
Commercial :
Commercial non-mortgage	79,900	71,882	27,313	44,569	9,786
Asset-based	3,272	589	589	—	—
Commercial real estate:
Commercial real estate	11,994	11,226	6,387	4,839	272
Commercial construction	—	—	—	—	—
Equipment financing	3,409	3,325	2,932	393	23
Total	$274,736	$246,753	$141,398	$105,355	$16,554

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2018			2017			2018			2017
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$110,787	$948	$265	$119,398	$1,036	$286	$111,965	$1,929	$518	$118,622	$2,106	$701
Consumer - home equity	42,112	290	250	47,296	335	249	43,536	584	500	46,514	657	562
Commercial:
Commercial non-mortgage	80,475	871	—	85,006	233	—	78,896	1,410	—	68,122	455	—
Asset based	1,347	—	—	—	—	—	875	—	—	—	—	—
Commercial real estate:
Commercial real estate	11,802	38	—	20,454	98	—	11,951	134	—	20,851	233	—
Commercial construction	—	—	—	862	—	—	—	—	—	865	12	—
Equipment financing	6,320	35	—	6,240	67	—	4,755	71	—	6,376	138	—
Total	$252,843	$2,182	$515	$279,256	$1,769	$535	$251,978	$4,128	$1,018	$261,350	$3,601	$1,263

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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2018	At December 31, 2017	At June 30, 2018	At December 31, 2017	At June 30, 2018	At December 31, 2017
(1) - (6) Pass	$5,574,419	$5,048,162	$4,422,144	$4,355,916	$497,193	$525,105
(7) Special Mention	172,017	104,594	48,683	62,065	6,490	8,022
(8) Substandard	226,275	206,883	109,373	105,847	19,282	17,106
(9) Doubtful	8,845	9,055	—	—	—	—
Total	$5,981,556	$5,368,694	$4,580,200	$4,523,828	$522,965	$550,233

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
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At June 30, 2018	At December 31, 2017
Accrual status	$150,459	$147,113
Non-accrual status	79,515	74,291
Total recorded investment of TDRs	$229,974	$221,404
Specific reserves for TDRs included in the balance of ALLL	$11,334	$12,384
Additional funds committed to borrowers in TDR status	7,206	2,736

For the portion of TDRs deemed to be uncollectible, Webster charged off $4.5 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $5.2 million, and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential
Extended Maturity	—	$—	4	$420	—	$—	9	$1,390
Adjusted Interest Rate	—	—	2	335	—	—	2	335
Maturity/Rate Combined	3	276	2	354	3	276	5	846
Other (2)	8	1,685	7	1,176	13	2,442	26	4,114
Consumer - home equity
Extended Maturity	—	—	4	625	2	193	6	664
Adjusted Interest Rate	—	—	—	—	—	—	—	—
Maturity/Rate Combined	1	335	4	830	3	448	11	2,813
Other (2)	14	915	10	701	25	1,693	43	2,894
Commercial non - mortgage
Extended Maturity	—	—	6	778	3	85	8	813
Adjusted Interest Rate	—	—	—	—	—	—	—	—
Maturity/Rate Combined	2	51	5	8,854	2	51	5	8,854
Other (2)	7	24,059	—	—	9	28,743	1	4
Commercial real estate
Extended Maturity	1	52	—	—	2	97	—	—
Maturity/Rate Combined	1	245	—	—	1	245	—	—
Other (2)	1	5,111	—	—	1	5,111	—	—
Equipment Financing
Extended Maturity	—	—	—	—	—	—	—	—
Total TDRs	38	$32,729	44	$14,073	64	$39,384	116	$22,727

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2018 or 2017.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2018	At December 31, 2017
(1) - (6) Pass	$3,886	$8,268
(7) Special Mention	14,109	355
(8) Substandard	60,706	53,050
(9) Doubtful	—	—
Total	$78,701	$61,673

Note 5: Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The gain or loss on residential mortgage loans sold and the related origination fee income, as well as fair value adjustments to loans held-for-sale are included as mortgage banking activities in the accompanying Condensed Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$664	$824	$872	$790
Provision (benefit) charged to expense	13	19	(190)	53
Repurchased loans and settlements charged off	(3)	—	(8)	—
Ending balance	$674	$843	$674	$843

The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Residential mortgage loans held for sale:
Proceeds from sale	$45,257	$66,718	$90,063	$173,338
Loans sold with servicing rights retained	39,822	60,167	79,726	159,667

Net gain on sale	598	2,126	1,681	2,377
Ancillary fees	402	641	812	1,409
Fair value option adjustment	235	584	(114)	1,831

The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at June 30, 2018 and $2.6 billion at December 31, 2017.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$24,403	$24,336	$25,139	$24,466
Additions	1,038	2,478	2,450	4,487
Amortization	(2,100)	(2,106)	(4,248)	(4,245)
Ending balance	$23,341	$24,708	$23,341	$24,708

Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $34 thousand for certain commercial loans and $7.4 million for certain residential loans for the six months ended June 30, 2018 and 2017, respectively.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At June 30, 2018			At December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(9,725)	$12,275	$22,000	$(8,610)	$13,390
HSA Bank - Customer relationships	21,000	(5,587)	15,413	21,000	(4,779)	16,221
Total other intangible assets	$43,000	$(15,312)	$27,688	$43,000	$(13,389)	$29,611

As of June 30, 2018, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2018	$1,924
2019	3,847
2020	3,847
2021	3,847
2022	3,847
Thereafter	10,376

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2018	At December 31, 2017
Non-interest-bearing:
Demand	$4,151,259	$4,191,496
Interest-bearing:
Health savings accounts	5,517,929	5,038,681
Checking	2,637,346	2,736,952
Money market	2,016,453	2,209,492
Savings	4,180,666	4,348,700
Time deposits	2,839,703	2,468,408
Total interest-bearing	17,192,097	16,802,233
Total deposits	$21,343,356	$20,993,729

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$936,830	$898,157
Time deposits, included in above balance, that meet or exceed the FDIC limit	888,419	561,512
Deposit overdrafts reclassified as loan balances	3,587	2,210

The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2018
Remainder of 2018	$1,016,354
2019	1,313,184
2020	314,856
2021	122,427
2022	47,641
Thereafter	25,241
Total time deposits	$2,839,703

Note 8: Borrowings
Total borrowings of $2.7 billion at June 30, 2018 and $2.5 billion at December 31, 2017 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2018		At December 31, 2017
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$257,568	0.25%	$288,269	0.17%
Original maturity of greater than one year, non-callable	300,000	3.10	300,000	3.10
Total securities sold under agreements to repurchase	557,568	1.78	588,269	1.66
Fed funds purchased	305,000	1.99	55,000	1.37
Securities sold under agreements to repurchase and other borrowings	$862,568	1.86	$643,269	1.64

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
The following table provides information for FHLB advances:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,075,000	1.99%	$1,150,000	1.48%
After 1 but within 2 years	153,026	1.78	103,026	1.81
After 2 but within 3 years	190,000	1.71	215,000	1.73
After 3 but within 4 years	150,000	3.24	200,000	2.06	(1)
After 4 but within 5 years	160	—	170	—
After 5 years	8,770	2.65	8,909	2.65	(1)
FHLB advances and overall rate	$1,576,956	2.06	$1,677,105	1.61	(1)

Aggregate carrying value of assets pledged as collateral	$6,216,042		$6,402,066
Remaining borrowing capacity	2,610,327		2,600,624

(1)
Weighted-average contractual coupon rates for December 31, 2017 are presented as revised for these classifications to correct an immaterial error in presentation. The percentages reported in the Company's 2017 Annual Report on Form 10-K were: After 3 but within 4 years - 4.13%; After 5 years - 1.96%; and overall rate - 1.85%.

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2018	At December 31, 2017
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(667)	(727)
Debt issuance cost on senior fixed-rate notes		(759)	(826)
Long-term debt		$225,894	$225,767

(1)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 5.28% at June 30, 2018 and 4.55% at December 31, 2017.

Note 9: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax (AOCL) by component:

	Three months ended June 30, 2018				Six months ended June 30, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(55,371)	$(12,494)	$(47,614)	$(115,479)	$(27,947)	$(15,016)	$(48,568)	$(91,531)
(OCL) OCI before reclassifications	(9,246)	294	—	(8,952)	(36,670)	1,423	—	(35,247)
Amounts reclassified from AOCL	—	1,386	1,109	2,495	—	2,779	2,063	4,842
Net current-period OCI/(OCL)	(9,246)	1,680	1,109	(6,457)	(36,670)	4,202	2,063	(30,405)
Ending balance	$(64,617)	$(10,814)	$(46,505)	$(121,936)	$(64,617)	$(10,814)	$(46,505)	$(121,936)

	Three months ended June 30, 2017				Six months ended June 30, 2017
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(17,701)	$(15,909)	$(43,417)	$(77,027)	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/(OCL) before reclassifications	3,200	(472)	—	2,728	975	(411)	—	564
Amounts reclassified from AOCL	—	1,123	1,094	2,217	—	2,221	2,126	4,347
Net current-period OCI	3,200	651	1,094	4,945	975	1,810	2,126	4,911
Ending balance	$(14,501)	$(15,258)	$(42,323)	$(72,082)	$(14,501)	$(15,258)	$(42,323)	$(72,082)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2018	2017	2018	2017

Derivative instruments:
Cash flow hedges	$(1,861)	$(1,771)	$(3,732)	$(3,506)	Total interest expense
Tax benefit	475	648	953	1,285	Income tax expense
Net of tax	$(1,386)	$(1,123)	$(2,779)	$(2,221)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,493)	$(1,734)	$(2,778)	$(3,372)	(1)
Tax benefit	384	640	715	1,246	Income tax expense
Net of tax	$(1,109)	$(1,094)	$(2,063)	$(2,126)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost, see Note 14 - Retirement Benefit Plans for further details.

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,148,786	10.99%	$879,461	4.5%	$1,270,333	6.5%
Total risk-based capital	2,581,061	13.21	1,563,486	8.0	1,954,358	10.0
Tier 1 risk-based capital	2,293,823	11.74	1,172,615	6.0	1,563,486	8.0
Tier 1 leverage capital	2,293,823	8.70	1,054,648	4.0	1,318,310	5.0
Webster Bank
CET1 risk-based capital	$2,100,537	10.76%	$878,786	4.5%	$1,269,357	6.5%
Total risk-based capital	2,310,455	11.83	1,562,285	8.0	1,952,857	10.0
Tier 1 risk-based capital	2,100,537	10.76	1,171,714	6.0	1,562,285	8.0
Tier 1 leverage capital	2,100,537	7.97	1,054,035	4.0	1,317,543	5.0

	At December 31, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,093,116	11.14%	$845,389	4.5%	$1,221,118	6.5%
Total risk-based capital	2,517,848	13.40	1,502,914	8.0	1,878,643	10.0
Tier 1 risk-based capital	2,238,172	11.91	1,127,186	6.0	1,502,914	8.0
Tier 1 leverage capital	2,238,172	8.63	1,036,817	4.0	1,296,021	5.0
Webster Bank
CET1 risk-based capital	$2,114,224	11.26%	$844,693	4.5%	$1,220,113	6.5%
Total risk-based capital	2,316,580	12.34	1,501,677	8.0	1,877,097	10.0
Tier 1 risk-based capital	2,114,224	11.26	1,126,258	6.0	1,501,677	8.0
Tier 1 leverage capital	2,114,224	8.14	1,038,442	4.0	1,298,052	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the Office of the Comptroller of the Currency (OCC) has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $150 million during the six months ended June 30, 2018 compared to $30 million during the six months ended June 30, 2017.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $89.0 million and $82.3 million at June 30, 2018 and December 31, 2017, respectively.

Note 11: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Earnings for basic and diluted earnings per common share:
Net income	$81,682	$61,579	$161,907	$121,050
Less: Preferred stock dividends	1,969	2,024	3,916	4,048
Net income available to common shareholders	79,713	59,555	157,991	117,002
Less: Earnings applicable to participating securities	224	70	418	176
Earnings applicable to common shareholders	$79,489	$59,485	$157,573	$116,826

Shares:
Weighted-average common shares outstanding - basic	91,893	92,092	91,913	91,989
Effect of dilutive securities:
Stock options and restricted stock	274	397	317	475
Warrants	6	6	6	6
Weighted-average common shares outstanding - diluted	92,173	92,495	92,236	92,470

Earnings per common share:
Basic	$0.87	$0.65	$1.71	$1.27
Diluted	0.86	0.64	1.71	1.26

Potential common shares from non-participating restricted stock, of $53 thousand and $79 thousand for the three months ended June 30, 2018 and 2017, respectively, and $61 thousand and $60 thousand for the six months ended June 30, 2018 and 2017, respectively, are excluded from the effect of dilutive securities because, due to performance conditions, they would have been anti-dilutive.

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
Interest rate swap and cap contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms, which results in minimal impact on earnings, except for fee income earned in such transactions. All contracts eligible for clearing are cleared through Chicago Mercantile Exchange (CME). In accordance with its amended rulebook, CME legally characterizes variation margin payments made to and received from CME as settlement of derivatives rather than as collateral against derivatives.
Risk participation agreements (RPAs) are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed with the borrower by the lead bank in a loan syndication.
Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a VISA equity swap transaction, and mortgage banking derivatives such as mortgage-backed securities related to residential loan commitments and loans held for sale. Mortgage banking derivatives are utilized by Webster in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, Webster is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans, or possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which Webster agrees to deliver whole mortgage loans to various investors or issue mortgage-backed securities. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to Webster’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

Balance Sheet Impact of Derivative Instruments
The following table presents the notional amounts and fair value of derivative positions:

	At June 30, 2018				At December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as cash flow hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$325,000	$4,685	$—	$—	$325,000	$2,770	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	3,523,220	12,286	198,836	321	2,791,760	5,977	721,048	1,968
Mortgage banking derivatives (3)	41,718	441	32,053	199	28,497	421	39,230	110
Other	29,571	629	38,224	485	7,914	258	30,328	419
Positions not subject to a master netting agreement (4)
Interest rate derivatives	666,149	6,987	3,055,950	71,057	1,366,299	23,009	2,146,518	25,631
RPAs	85,164	26	95,340	58	93,713	80	116,882	111
Other	8,615	240	422	17	—	—	2,073	184
Total not designated as hedging instruments	4,354,437	20,609	3,420,825	72,137	4,288,183	29,745	3,056,079	28,423
Gross derivative instruments, before netting	$4,679,437	25,294	$3,420,825	72,137	$4,613,183	32,515	$3,056,079	28,423
Less: Legally enforceable master netting agreements		729		729		2,245		2,245
Less: Cash collateral posted		16,791		—		6,704		—
Total derivative instruments, after netting		$7,774		$71,408		$23,566		$26,178

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)
Balances related to CME are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include; $2.5 billion and $1.9 billion for asset derivatives and $171 million and $595 million for liability derivatives at June 30, 2018 and December 31, 2017, respectively, with related fair values of approximately zero.

(3)	Notional amounts include mandatory forward commitments of $41.0 million, while notional amounts do not include approved floating rate commitments of $14.9 million, at June 30, 2018.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.

Income Statement Impact of Derivative Instruments
The following table presents the effect on the income statement from derivative positions:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Designated as cash flow hedging instruments:
Interest rate derivatives (1)	$1,668	$1,986	$3,491	$4,025
Not designated as hedging instruments:
Interest rate derivatives (2)	$1,958	$1,361	$5,749	$2,895
RPAs	85	53	95	106
Mortgage banking derivatives	(134)	374	(69)	(1,667)
Other (2)	1,939	(545)	1,339	(992)
Total not designated as hedging instruments (2) (3)	$3,848	$1,243	$7,114	$342

(1)	The impact from interest rate derivatives designated as hedging instruments is included in interest expense on borrowings in the accompanying Condensed Consolidated Statements of Income.

(2)	Amounts for 2017 are presented as revised to include impact on accrued interest for net customer swap arrangements.

(3)	The impact from the total not designated as hedging instruments is included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $109 thousand will be reclassified from AOCL as an increase to interest income.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At June 30, 2018, the remaining unamortized loss on the termination of cash flow hedges is $11.7 million. Over the next twelve months, the Company estimates that $5.0 million will be reclassified from AOCL as an increase to interest expense.
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
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At June 30, 2018				At December 31, 2017
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$4,685	$—	$4,685	$—	$2,770	$91	$2,679	$—
Non-hedge accounting	12,915	729	12,106	80	6,222	2,154	4,025	43
Total assets	$17,600	$729	$16,791	$80	$8,992	$2,245	$6,704	$43

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge accounting	806	729	—	77	2,387	2,245	—	142
Total liabilities	$806	$729	$—	$77	$2,387	$2,245	$—	$142

Counterparty Credit Risk
Use of derivative contracts may expose Webster Bank to counterparty credit risk. The Company has International Swaps and Derivatives Association Master Agreements, including a Credit Support Annex, with all derivative counterparties.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $66.6 million in net margin collateral received from financial counterparties at June 30, 2018, comprised of $34.5 million in initial margin posted and $101.1 million in variation margin collateral received from financial counterparties or the derivative clearing organization. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $7.0 million at June 30, 2018. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $30.2 million at June 30, 2018.

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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and establishes processes to challenge their valuations, or methodology, that appear unusual or unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt, are classified within Level 2 of the fair value hierarchy.
Derivative Instruments. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and classified within Level 1 of the fair value hierarchy.
All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair values are validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. In determining if any fair value adjustment related to credit risk is required, Webster evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. Webster reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to mitigate the exposure. When determining fair value, Webster applies the portfolio exception with respect to measuring counterparty credit risk for all of its derivative transactions subject to a master netting arrangement. The CME rulebook legally characterizes variation margin payments for over-the-counter derivatives as settlements rather than collateral, which impacts Webster's counterparty relationship with CME, resulting in the fair value of the instrument including cash collateral to be represented as a single unit of account.
The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

Mortgage Banking Derivatives. Forward sales of mortgage loans and mortgage-backed securities are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established, under which the Company agrees to deliver whole mortgage loans to various investors or into issuances of mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
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
The following table presents the fair value, unpaid principal balance, and accrual status, of assets accounted for under the fair value option:

	At June 30, 2018			At December 31, 2017
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$18,645	$18,234	$411	$20,888	$20,346	$542
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.0 million at June 30, 2018.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. The Company classifies alternative investments with a readily determinable fair value within Level 1 of the fair value hierarchy. Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At June 30, 2018, these alternative investments had a remaining unfunded commitment of $0.3 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$2,491	$—	$—	$—	$2,491
Agency CMO	—	265,253	—	—	265,253
Agency MBS	—	1,311,841	—	—	1,311,841
Agency CMBS	—	582,676	—	—	582,676
CMBS	—	374,556	—	—	374,556
CLO	—	188,066	—	—	188,066
Single issuer-trust preferred	—	—	—	—	—
Corporate debt	—	55,698	—	—	55,698
Total available-for-sale investment securities	2,491	2,778,090	—	—	2,780,581
Gross derivative instruments, before netting (1)	869	24,425	—	—	25,294
Originated loans held for sale	—	18,645	—	—	18,645
Investments held in Rabbi Trust	4,726	—	—	—	4,726
Alternative investments	2,439	—	—	1,895	4,334
Total financial assets held at fair value	$10,525	$2,821,160	$—	$1,895	$2,833,580
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$485	$71,652	$—	$—	$72,137

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,247	$—	$—	$—	$1,247
Agency CMO	—	306,333	—	—	306,333
Agency MBS	—	1,107,841	—	—	1,107,841
Agency CMBS	—	588,026	—	—	588,026
CMBS	—	361,067	—	—	361,067
CLO	—	209,851	—	—	209,851
Single issuer-trust preferred	—	7,050	—	—	7,050
Corporate debt	—	56,622	—	—	56,622
Total available-for-sale investment securities	1,247	2,636,790	—	—	2,638,037
Gross derivative instruments, before netting (1)	258	32,257	—	—	32,515
Originated loans held for sale	—	20,888	—	—	20,888
Investments held in Rabbi Trust	4,801	—	—	—	4,801
Alternative investments	—	—	—	3,495	3,495
Total financial assets held at fair value	$6,306	$2,689,935	$—	$3,495	$2,699,736
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$587	$27,836	$—	$—	$28,423

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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $2.5 million at June 30, 2018. No reduction for impairments, or increase or decrease due to observable price changes, was identified during the three or six months ended June 30, 2018.
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
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $6.0 million at June 30, 2018. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2018:

(Dollars in thousands)
Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Collateral dependent impaired loans and leases	$15,414	Real Estate Appraisals	Discount for appraisal type	0%	-	15%
			Discount for costs to sell	0%	-	8%
OREO	$467	Real Estate Appraisals	Discount for appraisal type	0%		20%
			Discount for costs to sell	8%

Fair Value of Financial Instruments and Servicing Assets
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, as well as servicing assets. The following is a description of valuation methodologies used for those assets and liabilities.
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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At June 30, 2018		At December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,356,219	$4,225,983	$4,487,392	$4,456,350
Level 3
Loans and leases, net	17,818,674	17,642,617	17,323,864	17,211,619
Mortgage servicing assets	23,341	49,182	25,139	45,309
Liabilities:
Level 2
Deposit liabilities	$18,503,653	$18,503,653	$18,525,321	$18,525,321
Time deposits	2,839,703	2,811,645	2,468,408	2,455,245
Securities sold under agreements to repurchase and other borrowings	862,568	862,371	643,269	644,084
FHLB advances	1,576,956	1,576,797	1,677,105	1,678,070
Long-term debt (1)	225,894	230,223	225,767	234,359

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8: Borrowings.

Note 14: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended June 30,
	2018			2017
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$—	$13	$—	$—
Interest cost on benefit obligations	1,935	(21)	19	1,844	93	25
Expected return on plan assets	(3,180)	—	—	(3,075)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net loss	1,160	333	—	1,515	212	7
Net periodic benefit cost	$(85)	$312	$19	$297	$305	$32

	Six months ended June 30,
	2018			2017
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$—	$25	$—	$—
Interest cost on benefit obligations	3,720	166	39	3,657	185	50
Expected return on plan assets	(6,360)	—	—	(6,148)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net loss	2,320	458	—	2,932	425	15
Net periodic benefit cost	$(320)	$624	$39	$466	$610	$65

The components of net periodic benefit cost, other than the service cost component, are included as a component of other expense reflected in non-interest expense in the accompanying Condensed Consolidated Statements of Income.

Note 15: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
Stock compensation expense of $2.5 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, and $5.9 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively, related to restricted stock awards, was recognized in the accompanying Condensed Consolidated Statements of Income.
At June 30, 2018 there was $18.4 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.0 years.
The following table provides a summary of the stock compensation plans activity for the six months ended June 30, 2018:

	Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2018	207,800	$43.16	78,916	$45.35	673,039	$18.75
Granted	122,948	56.87	75,707	55.82	—	—
Vested restricted stock awards (1)	87,408	43.71	38,426	45.26	—	—
Forfeited	3,296	52.74	6,192	50.64	—	—
Exercised options	—	—	—	—	180,247	11.71
Outstanding and exercisable, at June 30, 2018	240,044	$49.85	110,005	$52.29	492,792	$21.33

(1)	Vested for purposes of recording compensation expense.
Time-based restricted stock. Time-based restricted stock awards vest over the applicable service period ranging from 1 to 3 years. The number of time-based awards that may be granted to an eligible individual in a calendar year is limited to 100,000 shares. Compensation expense is recorded over the vesting period based on a fair value, which is measured using the Company's common stock closing price at the date of grant.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 458,904 non-qualified stock options and 33,888 incentive stock options outstanding at June 30, 2018.

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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The $7.2 million charge related to an accrual for additional FDIC premiums, for the three and six months ended June 30, 2018, is included in the Corporate and Reconciling category. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 income tax expense was estimated for all segments using the consolidated effective tax rate. This change in the estimate of income tax expense reflects an estimate of full profitability for each of the individual business segments based on the nature of their operations.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At June 30, 2018	$9,972,737	$73,914	$8,793,382	$8,196,704	$27,036,737
At December 31, 2017	9,350,028	76,308	8,909,671	8,151,638	26,487,645

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$88,459	$35,265	$101,902	$(616)	$225,010
Provision (benefit) for loan and lease losses	10,915	—	(415)	—	10,500
Net interest income (expense) after provision for loan and lease losses	77,544	35,265	102,317	(616)	214,510
Non-interest income	15,041	22,882	26,378	4,073	68,374
Non-interest expense	42,979	31,220	95,197	11,063	180,459
Income (loss) before income tax expense	49,606	26,927	33,498	(7,606)	102,425
Income tax expense (benefit)	12,203	7,001	6,666	(5,127)	20,743
Net income (loss)	$37,403	$19,926	$26,832	$(2,479)	$81,682

	Three months ended June 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$78,946	$25,574	$95,902	$(2,635)	$197,787
Provision (benefit) for loan and lease losses	10,692	—	(3,442)	—	7,250
Net interest income (expense) after provision for loan and lease losses	68,254	25,574	99,344	(2,635)	190,537
Non-interest income	12,532	19,750	28,058	4,211	64,551
Non-interest expense	37,304	28,750	94,322	4,043	164,419
Income (loss) before income tax expense	43,482	16,574	33,080	(2,467)	90,669
Income tax expense (benefit)	14,158	5,323	10,353	(744)	29,090
Net income (loss)	$29,324	$11,251	$22,727	$(1,723)	$61,579

	Six months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$173,110	$68,189	$200,830	$(2,951)	$439,178
Provision for loan and lease losses	18,093	—	3,407	—	21,500
Net interest income (expense) after provision for loan and lease losses	155,017	68,189	197,423	(2,951)	417,678
Non-interest income	30,357	45,551	51,573	9,640	137,121
Non-interest expense	84,224	62,735	192,026	13,089	352,074
Income (loss) before income tax expense	101,150	51,005	56,970	(6,400)	202,725
Income tax expense (benefit)	24,883	13,261	11,337	(8,663)	40,818
Net income	$76,267	$37,744	$45,633	$2,263	$161,907

	Six months ended June 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$157,193	$49,626	$189,492	$(5,860)	$390,451
Provision for loan and lease losses	17,489	—	261	—	17,750
Net interest income (expense) after provision for loan and lease losses	139,704	49,626	189,231	(5,860)	372,701
Non-interest income	25,956	39,021	53,437	9,179	127,593
Non-interest expense	75,428	56,989	189,501	6,285	328,203
Income (loss) before income tax expense	90,232	31,658	53,167	(2,966)	172,091
Income tax expense (benefit)	26,762	9,389	15,769	(879)	51,041
Net income (loss)	$63,470	$22,269	$37,398	$(2,087)	$121,050

Note 17: Revenue from Contracts with Customers
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent clarifying ASUs, effective January 1, 2018. The Updates are applicable to the Company's deposit service fees, wealth and investment services, and an insignificant component of other income included within non-interest income in the accompanying Condensed Consolidated Statements of Income.
The Company's revenue associated with net interest income, and certain non-interest income line items (loan and lease related fees, mortgage banking activities, increase in cash surrender value of life insurance policies, gain on sale of investment securities, net, impairment loss on securities recognized in earnings, and a majority of other income), are not within the scope of Topic 606. As a result, a substantial amount of the Company's revenue is not affected.
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
The following tables present the disaggregation by operating segment and major revenue stream, with disaggregated revenue reconciled to segment revenue as presented in Note 16: Segment Reporting:

	Three months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,180	$22,006	$15,663	$10	$40,859
Wealth and investment services	2,587	—	5,878	(9)	8,456
Other income	—	876	640	—	1,516
Revenue from contracts with customers	5,767	22,882	22,181	1	50,831
Non-interest income within the scope of other GAAP topics	9,274	—	4,197	4,072	17,543
Total non-interest income	$15,041	$22,882	$26,378	$4,073	$68,374

	Three months ended June 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,015	$19,034	$16,081	$62	$38,192
Wealth and investment services	2,445	—	5,441	(9)	7,877
Other income	—	716	163	—	879
Revenue from contracts with customers	5,460	19,750	21,685	53	46,948
Non-interest income within the scope of other GAAP topics	7,072	—	6,373	4,158	17,603
Total non-interest income	$12,532	$19,750	$28,058	$4,211	$64,551

	Six months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$6,402	$43,818	$30,972	$118	$81,310
Wealth and investment services	5,126	—	11,217	(17)	16,326
Other income	—	1,733	1,133	—	2,866
Revenue from contracts with customers	11,528	45,551	43,322	101	100,502
Non-interest income within the scope of other GAAP topics	18,829	—	8,251	9,539	36,619
Total non-interest income	$30,357	$45,551	$51,573	$9,640	$137,121

	Six months ended June 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$5,893	$37,518	$31,611	$176	$75,198
Wealth and investment services	4,817	—	10,350	(17)	15,150
Other income	—	1,503	387	—	1,890
Revenue from contracts with customers	10,710	39,021	42,348	159	92,238
Non-interest income within the scope of other GAAP topics	15,246	—	11,089	9,020	35,355
Total non-interest income	$25,956	$39,021	$53,437	$9,179	$127,593

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2018	At December 31, 2017
Commitments to extend credit	$5,929,945	$5,567,687
Standby letter of credit	206,506	195,902
Commercial letter of credit	44,176	43,200
Total credit-related financial instruments with off-balance sheet risk	$6,180,627	$5,806,789

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$2,294	$2,655	$2,362	$2,287
Provision (benefit) charged to expense	302	(111)	234	257
Ending balance	$2,596	$2,544	$2,596	$2,544

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at June 30, 2018 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, June 30, 2018, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2018, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period.
Regulatory Developments
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA) which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides limited regulatory relief to certain financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. Together with the interagency statement regarding the impact of the EGRRCPA released by the FRB, the FDIC, and the OCC on July 6, 2018, the EGRRCPA relieves the Company from the requirement to conduct annual company-run stress testing for the Company and Webster Bank. In addition to amending the Dodd Frank Act, the EGRRCPA also includes certain additional banking-related, consumer protection, and securities law-related provisions. The Company expects to continue to evaluate the potential impact of the EGRRCPA as it is further implemented by the regulators.
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
These particular significant accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2017 Form 10-K, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2018	2017	2018	2017
Earnings:
Net interest income	$225,010	$197,787	$439,178	$390,451
Provision for loan and lease losses	10,500	7,250	21,500	17,750
Total non-interest income	68,374	64,551	137,121	127,593
Total non-interest expense	180,459	164,419	352,074	328,203
Net income	81,682	61,579	161,907	121,050
Earnings applicable to common shareholders	79,489	59,485	157,573	116,826
Share Data:
Weighted-average common shares outstanding - diluted	92,173	92,495	92,236	92,470
Diluted earnings per common share	$0.86	$0.64	$1.71	$1.26
Dividends and dividend equivalents declared per common share	0.33	0.26	0.59	0.51
Dividends declared per preferred share	328.13	400.00	667.19	800.00
Book value per common share	28.40	26.93	28.40	26.93
Tangible book value per common share (non-GAAP)	22.25	20.74	22.25	20.74
Selected Ratios:
Net interest margin	3.57%	3.27%	3.51%	3.25%
Return on average assets (annualized basis)	1.22	0.94	1.21	0.93
Return on average common shareholders' equity (annualized basis)	12.22	9.63	12.18	9.53
CET1 risk-based capital	10.99	10.84	10.99	10.84
Tangible common equity ratio (non-GAAP)	7.75	7.47	7.75	7.47
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	15.76	12.65	15.74	12.56
Efficiency ratio (non-GAAP)	57.78	60.65	58.75	61.36
Providing the non-GAAP financial measures identified in the preceding table provide investors with information useful in understanding the Company's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes that the presentation, together with the accompanying reconciliations provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2018	2017
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,761,723	$2,605,126
Less: Preferred stock (GAAP)	145,037	122,710
Goodwill and other intangible assets (GAAP)	566,061	569,964
Tangible common shareholders' equity (non-GAAP)	$2,050,625	$1,912,452
Common shares outstanding	92,151	92,195
Tangible book value per common share (non-GAAP)	$22.25	$20.74

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,050,625	$1,912,452
Total Assets (GAAP)	$27,036,737	$26,174,930
Less: Goodwill and other intangible assets (GAAP)	566,061	569,964
Tangible assets (non-GAAP)	$26,470,676	$25,604,966
Tangible common equity ratio (non-GAAP)	7.75%	7.47%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$81,682	$61,579	$161,907	$121,050
Less: Preferred stock dividends (GAAP)	1,969	2,024	3,916	4,048
Add: Intangible assets amortization, tax-effected (GAAP)	760	668	1,520	1,354
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$80,473	$60,223	$159,511	$118,356
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$321,892	$240,892	$319,022	$236,712
Average shareholders' equity (non-GAAP)	$2,754,355	$2,597,222	$2,738,560	$2,578,392
Less: Average preferred stock (non-GAAP)	145,037	122,710	145,099	122,710
Average goodwill and other intangible assets (non-GAAP)	566,522	570,560	567,032	571,083
Average tangible common shareholders' equity (non-GAAP)	$2,042,796	$1,903,952	$2,026,429	$1,884,599
Return on average tangible common shareholders' equity (non-GAAP)	15.76%	12.65%	15.74%	12.56%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$180,459	$164,419	$352,074	$328,203
Less: Foreclosed property activity (GAAP)	(106)	(143)	(21)	(69)
Intangible assets amortization (GAAP)	962	1,028	1,924	2,083
Other expense (non-GAAP) (1)	8,599	1,587	8,599	2,710
Non-interest expense (non-GAAP)	$171,004	$161,947	$341,572	$323,479
Net interest income (GAAP)	$225,010	$197,787	$439,178	$390,451
Add: Tax-equivalent adjustment (non-GAAP)	2,217	4,136	4,447	8,169
Non-interest income (GAAP)	68,374	64,551	137,121	127,593
Other (non-GAAP) (1)	359	555	654	946
Income (non-GAAP)	$295,960	$267,029	$581,400	$527,159
Efficiency ratio (non-GAAP)	57.78%	60.65%	58.75%	61.36%

(1)
Other expense includes facility optimization charges, while other income includes low income housing tax credits and impairment loss on investment securities. In addition, other expense amounts for the three and six months ended June 30, 2018 include a charge related to an accrual for additional FDIC assessments relating to prior periods.

Financial Performance
Comparison to Prior Year Quarter
For the three months ended June 30, 2018, income before income tax expense of $102.4 million increased $11.8 million, or 13.0%, compared to the three months ended June 30, 2017. Net interest income increased 13.8%, the provision for loan and lease losses increased 44.8%, non-interest income increased 5.9%, and non-interest expense increased 9.8%.
After income tax expense of $20.7 million and $29.1 million for the three months ended June 30, 2018 and 2017, respectively, net income was $81.7 million and diluted earnings per share was $0.86 for the three months ended June 30, 2018 compared to net income of $61.6 million and diluted earnings per share of $0.64 for the three months ended June 30, 2017.
Comparison to Prior Year to Date
For the six months ended June 30, 2018, income before income tax expense of $202.7 million increased $30.6 million, or 17.8%, compared to the six months ended June 30, 2017. Net interest income increased 12.5%, the provision for loan and lease losses increased 21.1%, non-interest income increased 7.5%, and non-interest expense increased 7.3%.
After income tax expense of $40.8 million and $51.0 million for the six months ended June 30, 2018 and 2017, respectively, net income was $161.9 million and diluted earnings per share was $1.71 for the six months ended June 30, 2018 compared to net income of $121.1 million and diluted earnings per share of $1.26 for the six months ended June 30, 2017.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$17,886,685	$208,490	4.63%	$17,266,424	$175,421	4.04%
Investment securities (based upon historical amortized cost)	7,142,572	52,277	2.90	7,030,120	53,569	3.04
FHLB and FRB stock	133,114	1,546	4.66	165,087	1,563	3.80
Interest-bearing deposits	66,339	247	1.47	64,812	169	1.03
Loans held for sale	15,211	148	3.90	22,956	203	3.53
Total interest-earning assets	25,243,921	$262,708	4.13%	24,549,399	$230,925	3.74%
Non-interest-earning assets	1,631,032			1,633,049
Total Assets	$26,874,953			$26,182,448

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,109,165	$—	—%	$3,979,330	$—	—%
Health savings accounts	5,519,917	2,735	0.20	4,822,188	2,392	0.20
Interest-bearing checking, money market and savings	9,041,286	7,859	0.35	9,479,595	6,331	0.27
Time deposits	2,732,709	9,631	1.41	2,057,335	5,956	1.16
Total deposits	21,403,077	20,225	0.38	20,338,448	14,679	0.29

Securities sold under agreements to repurchase and other borrowings	869,238	3,998	1.82	844,837	3,583	1.68
FHLB advances	1,399,344	8,471	2.39	1,997,069	8,156	1.62
Long-term debt	225,863	2,787	4.94	225,604	2,584	4.58
Total borrowings	2,494,445	15,256	2.42	3,067,510	14,323	1.85
Total interest-bearing liabilities	23,897,522	$35,481	0.59%	23,405,958	$29,002	0.49%
Non-interest-bearing liabilities	223,076			179,268
Total liabilities	24,120,598			23,585,226

Preferred stock	145,037			122,710
Common shareholders' equity	2,609,318			2,474,512
Total shareholders' equity	2,754,355			2,597,222
Total Liabilities and Shareholders' Equity	$26,874,953			$26,182,448
Tax-equivalent net interest income		$227,227			$201,923
Less: Tax-equivalent adjustments		(2,217)			(4,136)
Net interest income		$225,010			$197,787
Net interest margin			3.57%			3.27%

	Six months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$17,821,094	$402,354	4.50%	$17,154,412	$344,150	4.00%
Investment securities (based upon historical amortized cost)	7,150,495	104,766	2.91	7,050,583	106,420	3.01
FHLB and FRB stock	133,177	3,001	4.54	173,601	3,250	3.78
Interest-bearing deposits	59,563	448	1.50	66,476	299	0.89
Loans held for sale	15,768	290	3.68	29,560	519	3.51
Total interest-earning assets	25,180,097	$510,859	4.04%	24,474,632	$454,638	3.71%
Non-interest-earning assets	1,636,345			1,637,865
Total Assets	$26,816,442			$26,112,497

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,136,115	$—	—%	$3,957,403	$—	—%
Health savings accounts	5,473,715	5,359	0.20	4,779,245	4,684	0.20
Interest-bearing checking, money market and savings	9,191,181	15,572	0.34	9,402,581	11,819	0.25
Time deposits	2,596,683	17,450	1.35	2,040,024	11,611	1.15
Total deposits	21,397,694	38,381	0.36	20,179,253	28,114	0.28

Securities sold under agreements to repurchase and other borrowings	872,516	7,638	1.74	874,871	7,123	1.62
FHLB advances	1,355,830	15,752	2.31	2,066,551	15,649	1.51
Long-term debt	225,831	5,463	4.84	225,572	5,132	4.55
Total borrowings	2,454,177	28,853	2.34	3,166,994	27,904	1.75
Total interest-bearing liabilities	23,851,871	$67,234	0.57%	23,346,247	$56,018	0.48%
Non-interest-bearing liabilities	226,011			187,858
Total liabilities	24,077,882			23,534,105

Preferred stock	145,099			122,710
Common shareholders' equity	2,593,461			2,455,682
Total shareholders' equity	2,738,560			2,578,392
Total Liabilities and Shareholders' Equity	$26,816,442			$26,112,497
Tax-equivalent net interest income		$443,625			$398,620
Less: Tax-equivalent adjustments		(4,447)			(8,169)
Net interest income		$439,178			$390,451
Net interest margin			3.51%			3.25%

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 76.2% of total revenue for the six months ended June 30, 2018. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through ALCO and through related interest rate risk monitoring and management policies. ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:

•	the size, duration and credit risk of the investment portfolio;

•	the size and duration of the wholesale funding portfolio;

•	off-balance sheet interest rate contracts; and

•	the pricing and structure of loans and deposits.
The Federal Open Market Committee increased the federal funds rate target range from 1.25-1.50% at December 31, 2017, first to 1.50-1.75% effective March 22, 2018 and then, to 1.75-2.00% effective June 13, 2018. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $225.0 million for the three months ended June 30, 2018 compared to $197.8 million for the three months ended June 30, 2017, an increase of $27.2 million.
Net interest margin increased 30 basis points to 3.57% for the three months ended June 30, 2018 from 3.27% for the three months ended June 30, 2017. On a fully tax-equivalent basis, net interest income increased $25.3 million when compared to the same period in 2017. The increase for the three months ended June 30, 2018 was primarily the result of strong loan growth at increased yields, partially offset by an increase in the cost of deposits other than health savings accounts.
Comparison to Prior Year to Date
Net interest income totaled $439.2 million for the six months ended June 30, 2018 compared to $390.5 million for the six months ended June 30, 2017, an increase of $48.7 million.
Net interest margin increased 26 basis points to 3.51% for the six months ended June 30, 2018 from 3.25% for the six months ended June 30, 2017. On a fully tax-equivalent basis, net interest income increased $45.0 million when compared to the same period in 2017. The increase for the six months ended June 30, 2018 was primarily the result of strong loan growth at increased yields, partially offset by an increase in the cost of deposits other than health savings accounts.

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2018 vs. 2017 Increase (decrease) due to			2018 vs. 2017 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$26,044	$7,025	$33,069	$43,707	$14,496	$58,203
Loans held for sale	13	(69)	(56)	14	(243)	(229)
Investments (2)	(1,900)	669	(1,231)	(2,828)	1,075	(1,753)
Total interest income	$24,157	$7,625	$31,782	$40,893	$15,328	$56,221
Interest on interest-bearing liabilities:
Deposits	$3,779	$1,766	$5,545	$7,223	$3,044	$10,267
Borrowings	3,733	(2,800)	933	7,095	(6,146)	949
Total interest expense	$7,512	$(1,034)	$6,478	$14,318	$(3,102)	$11,216
Net change in net interest income	$16,645	$8,659	$25,304	$26,575	$18,430	$45,005

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the six months ended June 30, 2018 increased $0.7 billion compared to the average for the six months ended June 30, 2017. The loan and lease portfolio comprised 70.8% of the average interest-earning assets at June 30, 2018 compared to 70.1% of the average interest-earning assets at June 30, 2017. The loan and lease portfolio yield increased 50 basis points to 4.50% for the six months ended June 30, 2018 compared to the loan and lease portfolio yield of 4.00% for the six months ended June 30, 2017. The increase in the yield on the average loan and lease portfolio is due to variable rate loans resetting higher. Additionally, rising interest rates resulted in a reduction in variable rate loans at their floors.
Average investments for the six months ended June 30, 2018 increased $52.6 million compared to the average for the six months ended June 30, 2017. The investments portfolio comprised 29.2% of the average interest-earning assets at June 30, 2018 compared to 29.8% of the average interest-earning assets at June 30, 2017. The investments portfolio yield decreased 7 basis points to 2.95% for the six months ended June 30, 2018 compared to the investments portfolio yield of 3.02% for the six months ended June 30, 2017. The decrease in investments portfolio yield is primarily due to the negative effect from the Tax Act on tax exempt securities.
Average total deposits for the six months ended June 30, 2018 increased $1.2 billion compared to the average for the six months ended June 30, 2017. The increase is comprised of an increase of $0.2 billion in non-interest-bearing deposits and an increase of $1.0 billion in interest-bearing deposits. The increase in average interest-bearing deposits was primarily due to health savings account deposit growth. The average cost of deposits increased 8 basis points to 0.36% for the six months ended June 30, 2018 from 0.28% for the six months ended June 30, 2017. The average cost of deposits increased due to pricing shifts resulting from rising interest rates on most products other than health savings accounts. Higher cost time deposits increased, to 15.0% for the six months ended June 30, 2018 from 12.6% for the six months ended June 30, 2017, as a percentage to total interest-bearing deposits.
Average total borrowings for the six months ended June 30, 2018 decreased $712.8 million compared to the average for the six months ended June 30, 2017. Average securities sold under agreements to repurchase and other borrowings decreased $2.4 million, and average FHLB advances decreased $710.7 million as utilization of advances maturing within one year declined. The average cost of borrowings increased 59 basis points to 2.34% for the six months ended June 30, 2018 from 1.75% for the six months ended June 30, 2017. The increase in average cost of borrowings was primarily due to increases in the federal funds rate.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Interest rate swaps on FHLB advances	$1,513	$1,714	$3,143	$3,482
Interest rate swaps on senior fixed-rate notes	77	77	153	153
Interest rate swaps on brokered CDs and deposits	78	195	195	390
Net increase to interest expense on borrowings	$1,668	$1,986	$3,491	$4,025

Provision for Loan and Lease Losses
The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at levels appropriate to absorb estimated credit losses in the loan and lease portfolio.
Comparison to Prior Year Quarter
The provision for loan and lease losses was $10.5 million for the three months ended June 30, 2018, which increased $3.3 million compared to the three months ended June 30, 2017. The increase in provision for loan and lease losses was primarily due to loan growth. Total net charge-offs was $8.5 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively. The increase in net charge-offs was primarily due to commercial lending activity.
Comparison to Prior Year to Date
The provision for loan and lease losses was $21.5 million for the six months ended June 30, 2018, which increased $3.8 million compared to the six months ended June 30, 2017. The increase in provision for loan and lease losses was primarily due to loan growth. Total net charge-offs was $14.2 million and $12.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net charge-offs was primarily due to commercial lending activity.
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
At June 30, 2018, the ALLL totaled $207.3 million, or 1.15% of total loans and leases, as compared to $200.0 million, or 1.14% of total loans and leases, at December 31, 2017.
See the "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Deposit service fees	$40,859	$38,192	$2,667	7.0%	$81,310	$75,198	$6,112	8.1%
Loan related fees	6,333	6,344	(11)	(0.2)	13,329	13,552	(223)	(1.6)
Wealth and investment services	8,456	7,877	579	7.4	16,326	15,150	1,176	7.8
Mortgage banking activities	1,235	3,351	(2,116)	(63.1)	2,379	5,617	(3,238)	(57.6)
Increase in cash surrender value of life insurance policies	3,643	3,648	(5)	(0.1)	7,215	7,223	(8)	(0.1)
Impairment loss recognized in earnings	—	(126)	126	100.0	—	(126)	126	100.0
Other income	7,848	5,265	2,583	49.1	16,562	10,979	5,583	50.9
Total non-interest income	$68,374	$64,551	$3,823	5.9	$137,121	$127,593	$9,528	7.5
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2018 was $68.4 million, an increase of $3.8 million, or 5.9%, compared to $64.6 million for the three months ended June 30, 2017. The increase is primarily attributable to higher deposit service fees, and other income, primarily offset by lower mortgage banking activities.
Deposit service fees totaled $40.9 million for the three months ended June 30, 2018, compared to $38.2 million for the three months ended June 30, 2017. The increase was a result of higher checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Mortgage banking activities totaled $1.2 million for the three months ended June 30, 2018, compared to $3.4 million for the three months ended June 30, 2017. The decrease was primarily driven by lower originations.
Other income totaled $7.8 million for the three months ended June 30, 2018, compared to $5.3 million for the three months ended June 30, 2017. The increase was primarily the result of additional client hedging income.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2018 was $137.1 million, an increase of $9.5 million, or 7.5%, compared to $127.6 million for the six months ended June 30, 2017. The increase is primarily attributable to higher deposit service fees, and other income, primarily offset by lower mortgage banking activities.
Deposit service fees totaled $81.3 million for the six months ended June 30, 2018, compared to $75.2 million for the six months ended June 30, 2017. The increase is primarily due to increased checking account service charges and check card interchange attributable to health savings account growth and usage activity.
Mortgage banking activities totaled $2.4 million for the six months ended June 30, 2018, compared to $5.6 million for the six months ended June 30, 2017. The decrease is driven by lower originations and lower volume in loans held for sale.
Other income totaled $16.6 million for the six months ended June 30, 2018, compared to $11.0 million for the six months ended June 30, 2017. The increase is due to an increase in treasury derivative gains and break-funding revenue.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Compensation and benefits	$93,052	$86,394	$6,658	7.7%	$187,817	$173,893	$13,924	8.0%
Occupancy	15,842	16,034	(192)	(1.2)	30,987	32,213	(1,226)	(3.8)
Technology and equipment	24,604	22,458	2,146	9.6	48,466	44,066	4,400	10.0
Intangible assets amortization	962	1,028	(66)	(6.4)	1,924	2,083	(159)	(7.6)
Marketing	4,889	4,615	274	5.9	8,441	10,056	(1,615)	(16.1)
Professional and outside services	4,381	3,507	874	24.9	9,169	7,783	1,386	17.8
Deposit insurance	13,687	6,625	7,062	106.6	20,404	13,357	7,047	52.8
Other expense	23,042	23,758	(716)	(3.0)	44,866	44,752	114	0.3
Total non-interest expense	$180,459	$164,419	$16,040	9.8	$352,074	$328,203	$23,871	7.3
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2018 was $180.5 million, an increase of $16.0 million, or 9.8%, compared to $164.4 million for the three months ended June 30, 2017. The increase is primarily attributable to compensation and benefits, technology and equipment, and deposit insurance.
Compensation and benefits totaled $93.1 million for the three months ended June 30, 2018, compared to $86.4 million for the three months ended June 30, 2017. The increase is primarily due to strategic hires and annual merit increases.
Technology and equipment totaled $24.6 million for the three months ended June 30, 2018, compared to $22.5 million for the three months ended June 30, 2017. The increase is primarily due to higher depreciation and service contracts to support infrastructure.
Deposit insurance totaled $13.7 million for the three months ended June 30, 2018, compared to $6.6 million for the three months ended June 30, 2017. The increase is due to a $7.2 million charge related to an accrual for additional FDIC premiums. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2018 was $352.1 million, an increase of $23.9 million, or 7.3%, compared to $328.2 million for the six months ended June 30, 2017. The increase is primarily attributable to compensation and benefits, technology and equipment, and deposit insurance.
Compensation and benefits totaled $187.8 million for the six months ended June 30, 2018, compared to $173.9 million for the six months ended June 30, 2017. The increase is primarily due to strategic hires as well as annual merit increases.
Technology and equipment totaled $48.5 million for the six months ended June 30, 2018, compared to $44.1 million for the six months ended June 30, 2017. The increase is primarily due to increased service contracts and additional depreciation on infrastructure to support bank growth.
Deposit insurance totaled $20.4 million for the six months ended June 30, 2018, compared to $13.4 million for the six months ended June 30, 2017. The increase is due to the $7.2 million charge referenced above.
Income Taxes
Webster recognized income tax expense of $20.7 million and $40.8 million reflecting effective tax rates of 20.3% and 20.1% for the three and six months ended June 30, 2018, respectively, compared to $29.1 million and $51.0 million reflecting 32.1% and 29.7%, for the three and six months ended June 30, 2017, respectively.
The decreases in both tax expense and the effective tax rates for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 principally reflect the reduction of the U.S. corporate tax rate effective in 2018, as a result of the Tax Act.
The decreases in both tax expense and the effective tax rate for the three months ended June 30, 2018 also reflect $2.3 million of tax benefits specific to the period, including $1.2 million attributable to the $7.2 million charge relating to deposit insurance assessments for periods prior to 2018, as compared to $0.6 million of tax benefits specific to the same period in 2017.
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
Commercial Banking provides commercial and industrial lending and leasing, commercial real estate lending, and treasury and payment solutions. Specifically, Webster Bank deploys lending through middle market, commercial real estate, equipment financing, asset-based lending and specialty lending units. These groups utilize a relationship approach model throughout its footprint when providing lending, deposit, and cash management services to middle market companies. In addition, Commercial Banking serves as a referral source to the other lines of business.
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
HSA Bank offers a comprehensive consumer directed healthcare solution that includes, health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Health savings accounts are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and retirement savings, in accordance with applicable laws. Health savings accounts are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly as well as through national and regional insurance carriers, benefit consultants and financial advisors.
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
Through a distribution network, consisting of 163 banking centers and 329 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The $7.2 million charge related to an accrual for additional FDIC premiums, for the three and six months ended June 30, 2018, is included in the Corporate and Reconciling category. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
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
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net income (loss):
Commercial Banking	$37,403	$29,324	$76,267	$63,470
HSA Bank	19,926	11,251	37,744	22,269
Community Banking	26,832	22,727	45,633	37,398
Corporate and Reconciling	(2,479)	(1,723)	2,263	(2,087)
Consolidated Total	$81,682	$61,579	$161,907	$121,050

	At June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$9,972,737	$73,914	$8,793,382	$8,196,704	$27,036,737
Loans and leases	9,935,808	108	8,090,080	—	18,025,996
Goodwill	—	21,813	516,560	—	538,373
Deposits	3,680,638	5,517,929	11,795,776	349,013	21,343,356
Not included in above amounts:
Assets under administration/management	2,058,092	1,476,030	3,450,703	—	6,984,825

	At December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$9,350,028	$76,308	$8,909,671	$8,151,638	$26,487,645
Loans and leases	9,323,376	328	8,200,154	—	17,523,858
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,122,608	5,038,681	11,476,334	356,106	20,993,729
Not included in above amounts:
Assets under administration/management	2,039,375	1,268,402	3,376,185	—	6,683,962

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$88,459	$78,946	$173,110	$157,193
Provision for loan and lease losses	10,915	10,692	18,093	17,489
Net interest income after provision	77,544	68,254	155,017	139,704
Non-interest income	15,041	12,532	30,357	25,956
Non-interest expense	42,979	37,304	84,224	75,428
Income before income taxes	49,606	43,482	101,150	90,232
Income tax expense	12,203	14,158	24,883	26,762
Net income	$37,403	$29,324	$76,267	$63,470
Comparison to Prior Year Quarter
Net income increased $8.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $9.5 million, primarily due to loan growth and higher loan and deposit margins. The provision for loan and lease losses increased $0.2 million. Non-interest income increased $2.5 million primarily due to greater client interest rate hedging activity in the quarter as compared to prior year. Non-interest expense increased $5.7 million, primarily due to investments in people, product enhancements and infrastructure.
Comparison to Prior Year to Date
Net income increased $12.8 million for the six months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $15.9 million, primarily due to loan growth and higher loan and deposit margins. The provision for loan and lease losses increased $0.6 million. Non-interest income increased $4.4 million, primarily due to client interest rate hedging activity. Non-interest expense increased $8.8 million, primarily due to investments in people, product enhancements and infrastructure.
Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At June 30, 2018	At December 31, 2017
Total assets	$9,972,737	$9,350,028
Loans and leases	9,935,808	9,323,376
Deposits	3,680,638	4,122,608
Not included in above amounts:
Assets under administration/management	2,058,092	2,039,375
Loans and leases increased $612.4 million at June 30, 2018 compared to December 31, 2017. Loan originations in the six months ended June 30, 2018 and 2017 were $2.0 billion and $1.6 billion, respectively.
Deposits decreased $442.0 million at June 30, 2018 compared to December 31, 2017, primarily due to competitive pricing in the market for short term deposit rates.
Through Private Banking, Commercial Banking held approximately $379.8 million and $357.5 million in assets under administration at June 30, 2018 and December 31, 2017, respectively. In addition, Commercial Banking held $1.7 billion in assets under management at June 30, 2018 and December 31, 2017.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$35,265	$25,574	$68,189	$49,626
Non-interest income	22,882	19,750	45,551	39,021
Non-interest expense	31,220	28,750	62,735	56,989
Income before income taxes	26,927	16,574	51,005	31,658
Income tax expense	7,001	5,323	13,261	9,389
Net income	$19,926	$11,251	$37,744	$22,269
Comparison to Prior Year Quarter
Net income increased $8.7 million for the three months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $9.7 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $3.1 million due to increased account growth. Non-interest expense increased $2.5 million primarily due to account growth and continued investment in the business including expanded distribution.
Comparison to Prior Year to Date
Net income increased $15.5 million for the six months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $18.6 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $6.5 million due to increased account growth. Non-interest expense increased $5.7 million primarily due to account growth as well as continued investment in the business.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2018	At December 31, 2017
Total assets	$73,914	$76,308
Deposits	5,517,929	5,038,681
Not included in above amounts:
Assets under administration	1,476,030	1,268,402
Deposits increased $479.2 million at June 30, 2018 compared to December 31, 2017, due to an increase in new accounts as well as organic growth in existing account balances.
Additionally, HSA Bank had $1.5 billion in assets under administration through linked brokerage accounts at June 30, 2018 compared to $1.3 billion at December 31, 2017. The $207.6 million increase in linked brokerage balances is driven by investment account growth, continued net contributions by account holders and changes in market value of investments.
At June 30, 2018, there were $7.0 billion in total footings, comprised of $5.5 billion in deposit balances and $1.5 billion in assets under administration.

Community Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$101,902	$95,902	$200,830	$189,492
(Benefit) provision for loan and lease losses	(415)	(3,442)	3,407	261
Net interest income after provision	102,317	99,344	197,423	189,231
Non-interest income	26,378	28,058	51,573	53,437
Non-interest expense	95,197	94,322	192,026	189,501
Income before income taxes	33,498	33,080	56,970	53,167
Income tax expense	6,666	10,353	11,337	15,769
Net income	$26,832	$22,727	$45,633	$37,398
Comparison to Prior Year Quarter
Net income increased $4.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $6.0 million, primarily due to growth in loan and deposit balances, coupled with improved interest rate spreads on deposits. The provision for loan and lease losses increased $3.0 million. Non-interest income decreased $1.7 million primarily resulting from decreased returns on mortgage banking activities related to lower mortgage production, partially offset by growth in fees from investment services and other miscellaneous fee income. Non-interest expense increased $0.9 million as a result of higher compensation expenses, investments in technology and risk management; partially offset by reductions in other expense categories.
Comparison to Prior Year to Date
Net income increased $8.2 million for the six months ended June 30, 2018 as compared to the same period in 2017. Net interest income increased $11.3 million, primarily due to growth in loan and deposit balances as well as improved interest rate spreads on deposits. The provision for loan and lease losses increased $3.1 million. Non-interest income decreased $1.9 million primarily resulting from decreased returns on mortgage banking activities related to lower mortgage production, partially offset by growth in fees from investment services and other miscellaneous fee income. Non-interest expense increased $2.5 million as a result of higher compensation expenses, investments in technology and risk management; partially offset by lower marketing-related expenses, FDIC charges and reductions in other expense categories.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2018	At December 31, 2017
Total assets	$8,793,382	$8,909,671
Loans	8,090,080	8,200,154
Deposits	11,795,776	11,476,334
Not included in above amounts:
Assets under administration	3,450,703	3,376,185
Loans decreased $110.1 million at June 30, 2018 compared to December 31, 2017. The net lower loan balances are related to decreases in residential mortgages, home equity and unsecured personal loans as principal paydowns exceeded new originations; partially offset by growth in business banking loan balances.
Loan originations in the six months ended June 30, 2018 and 2017 were $0.7 billion and $1.0 billion, respectively. The $338.9 million decrease in originations was driven by a decrease in originations of residential mortgages, home equity and other consumer loans.
Deposits increased $319.4 million at June 30, 2018 compared to December 31, 2017 due to growth in time and demand deposits partially offset by lower balances in money market accounts.
Additionally, at June 30, 2018 and December 31, 2017, Webster Bank's investment services division held $3.5 billion and $3.4 billion of assets under administration, respectively, in its strategic partnership with LPL.

Financial Condition
Webster had total assets of $27.0 billion at June 30, 2018 and $26.5 billion at December 31, 2017 as:

•
loans and leases of $17.8 billion, net of ALLL of $207.3 million, at June 30, 2018 increased $0.5 billion compared to loans and leases of $17.3 billion, net of ALLL of $200.0 million, at December 31, 2017, while;

•
total deposits of $21.3 billion at June 30, 2018 increased $0.3 billion compared to total deposits of $21.0 billion at December 31, 2017, the result of a 2.3% increase, in interest bearing deposits due to growth in health savings accounts.

At June 30, 2018, total shareholders' equity of $2.8 billion increased $59.8 million compared to total shareholders' equity of $2.7 billion at December 31, 2017. Changes in shareholders' equity for the six months ended June 30, 2018 include:

•	an increase of $161.9 million in net income;

•	an increase of $5.9 million related to share-based award activity, partially offset by;

•	a reduction of $20.3 million for purchases of treasury stock at cost, and;

•	reductions of $54.2 million in common dividends and $3.9 million in preferred dividends.
The quarterly cash dividend to shareholders was increased to $0.33 per common share effective April 23, 2018. See the selected financial highlights under the "Results of Operations" section and Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, Webster Financial Corporation (the Holding Company) also may directly hold investment securities from time-to-time. At June 30, 2018, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury Unit, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of U.S Treasury Bills, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and Corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, CMBS, and private label MBS.
The combined carrying value of investment securities totaled $7.1 billion at both June 30, 2018 and December 31, 2017.

•
Available-for-sale investment securities increased by $142.5 million, primarily due to principal purchase activity for Agency MBS and CMBS more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 2.85% for the six months ended June 30, 2018 compared to 2.77% for the six months ended June 30, 2017.

•
Held-to-maturity investment securities decreased by $131.2 million, primarily due to principal paydowns throughout the portfolio exceeding purchase activity for Agency MBS and municipal bonds and notes. The tax-equivalent yield in the portfolio was 2.95% for the six months ended June 30, 2018 compared to 3.18% for the six months ended June 30, 2017.

The Company held $5.9 billion in investment securities that are in an unrealized loss position at June 30, 2018. Approximately $3.2 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $2.8 billion, has been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these investment securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $232.9 million at June 30, 2018.

The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$2,491	$—	$—	$2,491	$1,247	$—	$—	$1,247
Agency CMO	271,712	268	(6,727)	265,253	308,989	1,158	(3,814)	306,333
Agency MBS	1,356,988	1,053	(46,200)	1,311,841	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	618,054	—	(35,378)	582,676	608,276	—	(20,250)	588,026
CMBS	373,916	958	(318)	374,556	358,984	2,157	(74)	361,067
CLO	187,697	538	(169)	188,066	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	56,197	404	(903)	55,698	56,504	797	(679)	56,622
Available-for-sale	$2,867,055	$3,221	$(89,695)	$2,780,581	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$231,943	$296	$(7,891)	$224,348	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,520,455	10,139	(90,415)	2,440,179	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	677,397	—	(24,594)	652,803	696,566	—	(10,011)	686,555
Municipal bonds and notes	697,066	1,948	(16,851)	682,163	711,381	8,584	(6,558)	713,407
CMBS	229,265	551	(3,419)	226,397	249,273	2,175	(620)	250,828
Private Label MBS	93	—	—	93	323	1	—	324
Held-to-maturity	$4,356,219	$12,934	$(143,170)	$4,225,983	$4,487,392	$28,413	$(59,455)	$4,456,350
The benchmark 10-year U.S. Treasury rate increased to 2.86% at June 30, 2018 from 2.41% at December 31, 2017. Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
Investments in Private Equity Funds. The Company has investments in private equity funds. These investments, which totaled $15.3 million at June 30, 2018 and $11.8 million at December 31, 2017, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recognized a net gain of $1.3 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and a net gain of $1.9 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
Other Non-Marketable Investments. The Company holds certain non-marketable investments, which include ownership in other equity ventures. These investments, which totaled $6.3 million at June 30, 2018 and $6.3 million at December 31, 2017, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recorded a net loss of $3 thousand and nothing for the three months ended June 30, 2018 and 2017, respectively, and a net gain of $14 thousand and $27 thousand for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
See Note 13: Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion on fair value accounting of alternative investments.
See the "Supervision and Regulation" section of Item 1. Business, contained in Webster's 2017 Form 10-K, for information on Covered Funds, as defined by the Volcker Rule.

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,428,997	24.6	$4,464,651	25.5
Consumer:
Home equity	2,241,239	12.4	2,336,846	13.3
Other consumer	228,752	1.3	237,695	1.4
Total consumer	2,469,991	13.7	2,574,541	14.7
Commercial:
Commercial non-mortgage	5,042,515	28.0	4,551,580	26.0
Asset-based	962,940	5.3	837,490	4.8
Total commercial	6,005,455	33.3	5,389,070	30.8
Commercial real estate:
Commercial real estate	4,427,839	24.6	4,249,549	24.3
Commercial construction	158,254	0.9	279,531	1.6
Total commercial real estate	4,586,093	25.4	4,529,080	25.9
Equipment financing	519,012	2.9	545,877	3.1
Unamortized premiums	15,281	0.1	15,316	0.1
Deferred fees	1,167	—	5,323	—
Total loans and leases	$18,025,996	100.0	$17,523,858	100.0
Total residential loans were $4.4 billion at June 30, 2018, a decrease of $35.7 million from December 31, 2017. The net decrease is a result of net principal paydowns exceeding the originations to the portfolio.
Total consumer loans were $2.5 billion at June 30, 2018, a decrease of $104.6 million from December 31, 2017. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
Total commercial loans were $6.0 billion at June 30, 2018, an increase of $616.4 million from December 31, 2017. The net increase primarily related to originations of $1.4 billion, partially offset by payments and payoffs.
Total commercial real estate loans were $4.6 billion at June 30, 2018, a increase of $57.0 million from December 31, 2017. The increase is a result of originations of $687.9 million, partially offset by payments and payoffs.
Equipment financing loans and leases were $519.0 million at June 30, 2018, a decrease of $26.9 million from December 31, 2017. The net decrease was primarily related to scheduled amortization and higher prepayments, partially offset by originations of $78.9 million.
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
The following table provides key asset quality ratios:

	At June 30, 2018	At December 31, 2017
Non-performing loans and leases as a percentage of loans and leases	0.78%	0.72%
Non-performing assets as a percentage of loans and leases plus OREO	0.81	0.76
Non-performing assets as a percentage of total assets	0.54	0.50
ALLL as a percentage of non-performing loans and leases	148.00	158.00
ALLL as a percentage of loans and leases	1.15	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.16	0.20
Ratio of ALLL to net charge-offs (1)	7.31x	5.68x

(1)	Calculated for the June 30, 2018 period based on the year-to-date net charge-offs, annualized.

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
Potential problem loans and leases exclude past due 90 days or more and accruing, non-accrual, and TDR classifications.
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $283.6 million at June 30, 2018 compared to $271.5 million at December 31, 2017.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$10,861	0.25	$13,771	0.31
Consumer:
Home equity	11,281	0.50	18,397	0.79
Other consumer	3,073	1.34	3,997	1.68
Commercial non-mortgage	5,186	0.10	5,809	0.13
Commercial real estate	719	0.02	551	0.01
Equipment financing	2,322	0.45	2,358	0.43
Loans and leases past due 30-89 days	33,442	0.19	44,883	0.26
Commercial non-mortgage	62	—	644	0.01
Commercial Real Estate	—	—	243	0.01
Loans and leases past due 90 days and accruing	62	—	887	0.01
Total	33,504	0.19	45,770	0.26
Deferred costs and unamortized premiums, net	81		77
Total loans and leases over 30 days past due and accruing income	$33,585		$45,847

(1)	Represents the principal balance of loans and leases over 30 days past due and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $12.3 million at June 30, 2018 compared to December 31, 2017 and was centered in home equity and residential. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases declined to 0.19% at June 30, 2018 as compared to 0.26% at December 31, 2017.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$50,654	1.14	$44,407	0.99
Consumer:
Home equity	36,807	1.64	35,601	1.52
Other consumer	1,583	0.69	1,706	0.72
Total consumer	38,390	1.55	37,307	1.45
Commercial:
Commercial non-mortgage	36,730	0.73	39,402	0.87
Asset-based loans	1,197	0.12	589	0.07
Total commercial	37,927	0.63	39,991	0.74
Commercial real estate:
Commercial real estate	9,606	0.22	4,484	0.11
Commercial construction	—	—	—	—
Total commercial real estate	9,606	0.21	4,484	0.10
Equipment financing	3,510	0.68	393	0.07
Total non-accrual loans and leases	140,087	0.78	126,582	0.72
Deferred costs and unamortized premiums, net	91		(69)
Total recorded investment in non-accrual loans and leases (2)	$140,178		$126,513

Total non-accrual loans and leases	$140,087		$126,582
Foreclosed and repossessed assets:
Residential and consumer	5,812		5,759
Equipment financing	148		305
Total foreclosed and repossessed assets	5,960		6,064
Total non-performing assets	$146,047		$132,646

(1)	Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.

(2)	Includes non-accrual TDRs of $79.5 million at June 30, 2018 and $74.3 million at December 31, 2017.
Non-performing assets increased $13.4 million at June 30, 2018 compared to December 31, 2017. The increase in non-performing assets at June 30, 2018 is primarily due to residential and commercial real estate portfolios. As a result, overall non-performing assets as a percentage of total assets increased to 0.54% at June 30, 2018 as compared to 0.50% at December 31, 2017.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2018	2017
Beginning balance	$126,582	$134,035
Additions	55,745	77,657
Paydowns/draws	(23,185)	(29,014)
Charge-offs	(15,964)	(13,051)
Other reductions	(3,091)	(3,258)
Ending balance	$140,087	$166,369

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
At June 30, 2018, there were 1,549 impaired loans and leases with a recorded investment balance of $257.2 million, which included loans and leases of $93.9 million with an impairment allowance of $13.9 million. This compares to 1,606 impaired loans and leases with a recorded investment balance of $246.8 million, which included loans and leases of $105.4 million, with an impairment allowance of $16.6 million at December 31, 2017. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Six months ended June 30,
(In thousands)	2018	2017
Beginning balance	$221,404	$223,528
Additions	39,523	21,291
Paydowns/draws	(24,039)	(17,498)
Charge-offs	(5,224)	(2,584)
Transfers to OREO	(1,690)	(1,638)
Ending balance	$229,974	$223,099

(In thousands)	At June 30, 2018	At December 31, 2017
Accrual status	$150,459	$147,113
Non-accrual status	79,515	74,291
Total recorded investment of TDRs	$229,974	$221,404
Specific reserves for TDRs included in the balance of ALLL	$11,334	$12,384
Additional funds committed to borrowers in TDR status	7,206	2,736
Overall, TDR balances increased $8.6 million at June 30, 2018 compared to December 31, 2017, while the specific reserves for TDRs decreased from year end, reflective of management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at June 30, 2018.
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

•
Loans and leases that are not considered impaired and have similar risk characteristics, are segmented into homogeneous pools and modeled using quantitative methods. The Company's loss estimate for its commercial portfolios utilizes an expected loss methodology that is based on probability of default (PD) and LGD models. The PD and LGD models are based on borrower and facility risk ratings assigned to each loan and are updated throughout the year as a borrower's financial condition changes. PD and LGD models are derived using the Company's portfolio specific historic data and are refreshed annually. Residential and consumer portfolio loss estimates are based on roll rate models that utilize the Company's historic delinquency and default data. For each segmentation the loss estimates incorporate a loss emergence period (LEP) model which represents an amount of time between when a loss event first occurs to when it is charged-off. An LEP is determined for each loan type based on the Company's historical experience and is reassessed at least annually.

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
At June 30, 2018 the ALLL was $207.3 million compared to $200.0 million at December 31, 2017. The increase of $7.3 million in the reserve at June 30, 2018 compared to December 31, 2017 is primarily due to growth in commercial banking and a net increase in reserves for impaired loans. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, increased to 1.15% at June 30, 2018 from 1.14% at December 31, 2017, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 148.00% at June 30, 2018 from 158.00% at December 31, 2017.
The following table provides an allocation of the ALLL by portfolio segment:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$19,007	0.43	$19,058	0.42
Consumer	31,759	1.28	36,190	1.40
Commercial	95,340	1.59	89,533	1.67
Commercial real estate	55,833	1.22	49,407	1.09
Equipment financing	5,383	1.03	5,806	1.06
Total ALLL	$207,322	1.15	$199,994	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$205,349	$199,107	$199,994	$194,320
Provision	10,500	7,250	21,500	17,750
Charge-offs:
Residential	(754)	(623)	(1,671)	(1,355)
Consumer	(4,907)	(5,602)	(9,981)	(12,076)
Commercial	(5,632)	(2,196)	(7,129)	(2,319)
Commercial real estate	(40)	(100)	(117)	(202)
Equipment financing	(65)	(119)	(110)	(304)
Total charge-offs	(11,398)	(8,640)	(19,008)	(16,256)
Recoveries:
Residential	325	407	711	644
Consumer	1,614	1,120	3,057	2,443
Commercial	909	317	1,026	639
Commercial real estate	9	4	11	11
Equipment financing	14	13	31	27
Total recoveries	2,871	1,861	4,836	3,764
Net charge-offs	(8,527)	(6,779)	(14,172)	(12,492)
Ending balance	$207,322	$199,578	$207,322	$199,578

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$429	0.04	$216	0.02	$960	0.04	$711	0.03
Consumer	3,293	0.53	4,482	0.68	6,924	0.55	9,633	0.73
Commercial	4,723	0.32	1,879	0.15	6,103	0.21	1,680	0.07
Commercial real estate	31	—	96	0.01	106	—	191	0.01
Equipment financing	51	0.04	106	0.07	79	0.03	277	0.09
Net charge-offs	$8,527	0.19	$6,779	0.16	$14,172	0.16	$12,492	0.15

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $1.7 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increase for both periods is primarily due to a increase in commercial charge-offs partly offset by an decrease in consumer charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. The FHLB has initiated a process to redeem the holdings of its member banks in excess of their membership and activity requirements, based on current conditions. As a result, Webster Bank held $90.6 million of FHLB capital stock at June 30, 2018 compared to $100.9 million at December 31, 2017, for its membership and for outstanding advances and other extensions of credit. On May 2, 2018, the FHLB paid a cash dividend equal to an annual yield of 5.46%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2018 and December 31, 2017, Webster Bank held $50.7 million of FRB capital stock. A semi-annual dividend payment from the FRB is calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $21.3 billion at June 30, 2018 compared to $21.0 billion at December 31, 2017. The increase is predominately related to an increase in health savings accounts of $0.5 billion. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At June 30, 2018 and December 31, 2017, FHLB advances totaled $1.6 billion and $1.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.6 billion at both June 30, 2018 and December 31, 2017. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.4 billion at June 30, 2018 and $0.5 billion at December 31, 2017.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $4.4 billion at June 30, 2018 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.1 billion at the FHLB or approximately $4.2 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company also maintains long-term debt consisting of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033.
Total borrowed funds were $2.7 billion at June 30, 2018 compared to $2.5 billion at December 31, 2017. Borrowings represented 9.9% and 9.6% of total assets at June 30, 2018 and December 31, 2017, respectively. The increase in borrowings was the net result of increased Fed funds purchased balances somewhat offset by decreased FHLB advances. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $256.5 million for the six months ended June 30, 2018 as compared to $182.0 million for the six months ended June 30, 2017. The increase is most significantly a result of net derivative contract activity during the current period.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $150 million in dividends to the Holding Company during the six months ended June 30, 2018. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2017 Form 10-K. At June 30, 2018, there was $274.5 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $91.7 million of remaining repurchase authority at June 30, 2018. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2018, a total of 353,717 shares of common stock were repurchased for approximately $20.3 million, of which 215,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.2 million, and 138,717 shares were purchased, at market prices, related to stock compensation plan activity for a cost of approximately $8.1 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 84.5% and 83.5% at June 30, 2018 and December 31, 2017, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2018. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2018, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the six months ended June 30, 2018, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO.
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points, over a twelve month period starting June 30, 2018 and December 31, 2017, might have on Webster’s net interest income (NII) for the subsequent twelve month period compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2018	N/A	(4.8)%	3.1%	5.7%
December 31, 2017	N/A	(5.9)%	3.4%	6.4%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting June 30, 2018 and December 31, 2017, might have on Webster’s pre-tax, pre-provision net revenue (PPNR) for the subsequent twelve month period compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2018	N/A	(8.2)%	4.8%	8.7%
December 31, 2017	N/A	(10.4)%	5.3%	9.9%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of June 30, 2018 and December 31, 2017 assumed a Fed Funds rate of 2.00% and 1.50% respectively. This increase in rates resulted in higher NII and PPNR. Asset sensitivity for both NII and PPNR was lower as of June 30, 2018 when compared to December 31, 2017, primarily due to this increase in flat rate scenario income and an increase in fixed mortgage rates which lowered forecast prepayments in mortgage-related investments.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting June 30, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2018	(7.4)%	(3.4)%	1.7%	3.3%	(3.6)%	(1.7)%	1.3%	2.3%
December 31, 2017	(8.5)%	(4.3)%	2.0%	3.9%	(3.9)%	(1.7)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting June 30, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2018	(12.3)%	(5.6)%	2.4%	4.7%	(5.1)%	(2.8)%	2.4%	4.2%
December 31, 2017	(14.8)%	(7.5)%	2.9%	5.7%	(4.8)%	(2.2)%	2.2%	4.0%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR are less positive as of June 30, 2018 when compared to December 31, 2017 due primarily to higher earnings from higher starting rates and to the maturity and roll forward of long-term fixed-rate borrowings. Sensitivity to decreases in the short end of the yield curve for NII and PPNR are less negative from December 31, 2017 due to the higher rate environment as of June 30, 2018 and the impact of deposit floors. As of June 30, 2018, Webster has greater ability to decrease deposit expense which results in less negative sensitivity results. As market rates have risen, Webster has increased selected deposit rates. Sensitivity to the long end of the yield curve remained essentially unchanged since December 31, 2017.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2018 and December 31, 2017 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
June 30, 2018
Assets	$27,036,737	$26,321,382	$540,717	$(640,066)
Liabilities	24,275,014	22,652,305	686,399	(596,088)
Net	$2,761,723	$3,669,077	$(145,682)	$(43,978)
Net change as % base net economic value			(4.0)%	(1.2)%

December 31, 2017
Assets	$26,487,645	$25,971,043	$505,148	$(631,744)
Liabilities	23,785,687	22,509,322	729,967	(624,789)
Net	$2,701,958	$3,461,721	$(224,819)	$(6,955)
Net change as % base net economic value			(6.5)%	(0.2)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.6 years at June 30, 2018. At December 31, 2017, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the higher starting interest rates and the resulting decrease in forecast prepayment assumptions in mortgage-related investments and roll forward and maturities of borrowings.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2018 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
For a detailed description of the Company's asset/liability management process, refer to the section captioned "Asset/Liability Management and Market Risk" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations included in its Form 10-K for the year ended December 31, 2017.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2018, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
April	1,021	$55.47	—	$91,745,715	—	$—
May	28,290	65.74	—	91,745,715	—	—
June	179	63.51	—	91,745,715	—	—
Total	29,490	65.37	—	91,745,715	—	—

(1)
On October 24, 2017, the Company's Board of Directors approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

All 29,490 shares purchased during the three months ended June 30, 2018 were, acquired outside of the repurchase program, related to stock compensation plan activity, at market prices.

(2)
On June 3, 2011, the Company announced that, with approval from its Board of Directors, it had repurchased a significant number of the warrants issued as part of Webster's participation in the U.S. Treasury's Capital Purchase Program in a public auction conducted on behalf of the U.S. Treasury. The Board approved plan provides for additional repurchases from time-to-time, as permitted by securities laws and other legal requirements. There remain 8,152 outstanding warrants to purchase a share (1:1) of the Company's common stock, which carry an exercise price of $18.28 per share and expire on November 21, 2018.

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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 3, 2018	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2018	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

WEBSTER FINANCIAL CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.25	Change in Control Agreement, dated July 16, 2018, between Webster Financial Corporation, and Karen Higgins-Carter	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	+
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	+
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ This exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.