Form 10-Q
period 2018-09-30
WEBSTER FINANCIAL CORP
filed 2018-11-05
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending September 30, 2018
Commission File Number: 001-31486
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2018 was 92,236,627.

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

iii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$222,234	$231,158
Interest-bearing deposits	99,746	25,628
Investment securities available-for-sale, at fair value	2,823,953	2,638,037
Investment securities held-to-maturity (fair value of $4,164,359 and $4,456,350)	4,332,458	4,487,392
Federal Home Loan Bank and Federal Reserve Bank stock	133,740	151,566
Loans held for sale, fair value option	17,137	20,888
Loans and leases	18,321,019	17,523,858
Allowance for loan and lease losses	(211,832)	(199,994)
Loans and leases, net	18,109,187	17,323,864
Deferred tax assets, net	92,910	92,630
Premises and equipment, net	128,507	130,001
Goodwill	538,373	538,373
Other intangible assets, net	26,726	29,611
Cash surrender value of life insurance policies	539,923	531,820
Accrued interest receivable and other assets	281,423	286,677
Total assets	$27,346,317	$26,487,645
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,231,505	$4,191,496
Interest-bearing	17,766,118	16,802,233
Total deposits	21,997,623	20,993,729
Securities sold under agreements to repurchase and other borrowings	564,488	643,269
Federal Home Loan Bank advances	1,441,884	1,677,105
Long-term debt	225,957	225,767
Accrued expenses and other liabilities	300,167	245,817
Total liabilities	24,530,119	23,785,687
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,056
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,680,724 and 93,680,291 shares)	937	937
Paid-in capital	1,114,848	1,122,164
Retained earnings	1,761,036	1,595,762
Treasury stock, at cost (1,536,554 and 1,658,526 shares)	(74,096)	(70,430)
Accumulated other comprehensive loss, net of tax	(131,564)	(91,531)
Total shareholders' equity	2,816,198	2,701,958
Total liabilities and shareholders' equity	$27,346,317	$26,487,645
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest Income:
Interest and fees on loans and leases	$215,448	$181,130	$616,488	$523,394
Taxable interest and dividends on investments	47,646	43,819	142,361	136,167
Non-taxable interest on investment securities	5,061	5,765	15,428	17,103
Loans held for sale	208	307	498	826
Total interest income	268,363	231,021	774,775	677,490
Interest Expense:
Deposits	24,397	16,760	62,778	44,874
Securities sold under agreements to repurchase and other borrowings	3,084	3,847	10,722	10,970
Federal Home Loan Bank advances	7,685	6,894	23,437	22,543
Long-term debt	2,825	2,616	8,288	7,748
Total interest expense	37,991	30,117	105,225	86,135
Net interest income	230,372	200,904	669,550	591,355
Provision for loan and lease losses	10,500	10,150	32,000	27,900
Net interest income after provision for loan and lease losses	219,872	190,754	637,550	563,455
Non-interest Income:
Deposit service fees	40,601	38,321	121,911	113,519
Loan and lease related fees	10,782	6,346	24,111	19,898
Wealth and investment services	8,412	7,750	24,738	22,900
Mortgage banking activities	1,305	2,421	3,684	8,038
Increase in cash surrender value of life insurance policies	3,706	3,720	10,921	10,943
Impairment loss on investment securities recognized in earnings	—	—	—	(126)
Other income	7,478	7,288	24,040	18,267
Total non-interest income	72,284	65,846	209,405	193,439
Non-interest Expense:
Compensation and benefits	96,640	88,395	284,457	262,288
Occupancy	14,502	14,744	45,489	46,957
Technology and equipment	24,553	22,580	73,019	66,646
Intangible assets amortization	961	1,002	2,885	3,085
Marketing	4,052	4,045	12,493	14,101
Professional and outside services	4,930	4,030	14,099	11,813
Deposit insurance	9,694	6,344	30,098	19,701
Other expense	23,451	20,683	68,317	65,435
Total non-interest expense	178,783	161,823	530,857	490,026
Income before income tax expense	113,373	94,777	316,098	266,868
Income tax expense	13,700	30,281	54,518	81,322
Net income	99,673	64,496	261,580	185,546
Preferred stock dividends and other	(2,213)	(2,070)	(6,540)	(6,284)
Earnings applicable to common shareholders	$97,460	$62,426	$255,040	$179,262

Earnings per common share:
Basic	$1.06	$0.68	$2.77	$1.95
Diluted	1.06	0.67	2.77	1.94
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$99,673	$64,496	$261,580	$185,546
Other comprehensive (loss) income (OCL) OCI, net of tax:
Total securities available-for-sale	(13,811)	872	(50,481)	1,847
Total derivative instruments	1,635	1,111	5,837	2,921
Total defined benefit pension and other postretirement benefit plans	2,548	1,001	4,611	3,127
Other comprehensive (loss) income, net of tax	(9,628)	2,984	(40,033)	7,895
Comprehensive income	$90,045	$67,480	$221,547	$193,441
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of changes in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	261,580	—	—	261,580
Other comprehensive loss, net of tax	—	—	—	—	—	(40,033)	(40,033)
Common stock dividends/equivalents $0.92 per share	—	—	99	(85,002)	—	—	(84,903)
Series F preferred stock dividends $995.3125 per share	—	—	—	(5,906)	—	—	(5,906)
Series F preferred stock dividends accrued adjustment	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	2,426	7,713	—	8,598
Exercise of stock options	—	—	(5,308)	—	7,418	—	2,110
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,689)	—	(13,689)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at September 30, 2018	$145,037	$937	$1,114,848	$1,761,036	$(74,096)	$(131,564)	$2,816,198

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Net income	—	—	—	185,546	—	—	185,546
Other comprehensive income, net of tax	—	—	—	—	—	7,895	7,895
Common stock dividends/equivalents $0.77 per share	—	—	124	(71,096)	—	—	(70,972)
Series E preferred stock dividends $1,200.00 per share	—	—	—	(6,072)	—	—	(6,072)
Stock-based compensation	—	—	—	1,887	9,070	—	10,957
Exercise of stock options	—	—	(2,376)	—	7,677	—	5,301
Common shares acquired from stock compensation plan activity	—	—	—	—	(9,295)	—	(9,295)
Common stock repurchase program	—	—	—	—	(11,585)	—	(11,585)
Balance at September 30, 2017	$122,710	$937	$1,123,685	$1,535,585	$(75,032)	$(69,098)	$2,638,787
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2018	2017
Operating Activities:
Net income	$261,580	$185,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	32,000	27,900
Deferred tax expense (benefit)	13,138	(3,241)
Depreciation and amortization	28,991	28,060
Amortization of premium/discount on earning assets and funding, net	38,905	33,338
Stock-based compensation	8,598	9,050
Gain on sale, net of write-down, on foreclosed and repossessed assets	(745)	(551)
Write-down, net on premises and equipment	295	218
Impairment loss on investment securities recognized in earnings	—	126
Increase in cash surrender value of life insurance policies	(10,921)	(10,943)
Gain from life insurance policies	(1,453)	—
Mortgage banking activities	(3,684)	(8,038)
Proceeds from sale of loans held for sale	147,105	262,029
Origination of loans held for sale	(141,699)	(227,435)
Net decrease in derivative contract assets net of liabilities	130,250	11,235
Net increase in accrued interest receivable and other assets	(9,506)	(19,405)
Net increase in accrued expenses and other liabilities	3,529	12,386
Net cash provided by operating activities	496,383	300,275
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(74,118)	2,469
Purchases of available for sale investment securities	(760,575)	(305,309)
Proceeds from maturities and principal payments of available for sale investment securities	445,704	695,595
Purchases of held-to-maturity investment securities	(283,770)	(887,240)
Proceeds from maturities and principal payments of held-to-maturity investment securities	414,487	525,499
Net proceeds of Federal Home Loan Bank stock	17,826	58,306
Alternative investments return of capital, net	231	107
Net increase in loans	(826,400)	(446,454)
Proceeds from loans not originated for sale	674	7,445
Proceeds from life insurance policies	4,271	746
Proceeds from the sale of foreclosed and repossessed assets	7,046	5,651
Proceeds from the sale of premises and equipment	—	2,182
Additions to premises and equipment	(25,481)	(20,034)
Proceeds from redemption of other assets	—	7,581
Net cash used for investing activities	(1,080,105)	(353,456)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2018	2017
Financing Activities:
Net increase in deposits	1,003,445	1,551,987
Proceeds from Federal Home Loan Bank advances	5,225,000	9,245,000
Repayments of Federal Home Loan Bank advances	(5,460,221)	(10,580,218)
Net decrease in securities sold under agreements to repurchase and other borrowings	(78,781)	(46,624)
Dividends paid to common shareholders	(85,002)	(70,732)
Dividends paid to preferred shareholders	(5,906)	(6,072)
Exercise of stock options	2,110	5,301
Common stock repurchase program	(12,158)	(11,585)
Common shares purchased related to stock compensation plan activity	(13,689)	(9,295)
Net cash provided by financing activities	574,798	77,762
Net (decrease) increase in cash and due from banks	(8,924)	24,581
Cash and due from banks at beginning of period	231,158	190,663
Cash and due from banks at end of period	$222,234	$215,244

Supplemental disclosure of cash flow information:
Interest paid	$104,861	$85,242
Income taxes paid	51,237	78,832
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$5,548	$6,503
Transfer of loans from loans and leases to loans-held-for-sale	482	—
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1:Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At September 30, 2018, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank).
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
Federal Deposit Insurance Corporation (FDIC) Assessment.
Reclassification of certain loans under existing and modified FDIC loan category classifications resulted in an obligation for additional FDIC premiums for the period June 30, 2015 through December 31, 2017. An initial accrual of approximately $7.2 million was made in the second quarter to establish an expected liability at June 30, 2018. During the third quarter, the Company made a $10.0 million payment to the FDIC to resolve its obligation.
Accounting Standards Adopted During 2018
Effective January 1, 2018, the following new Accounting Standards Updates (ASUs) were adopted by the Company:
ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.
The Update shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Prior to adoption, the Company amortized the premium as a yield adjustment over the contractual life of such debt securities held within the portfolio. The Update accelerates the Company's recognition of premium amortization on those debt securities.
The Company adopted the Update during the first quarter of 2018 on a modified retrospective basis. As a result, the Company recorded a $2.8 million cumulative-effect adjustment directly to retained earnings as of January 1, 2018.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The Update requires the Company to retrospectively report service cost as a part of compensation expense and the other components of net periodic benefit cost separately from service cost in the Company's consolidated financial statements. The Company previously included all components of net periodic benefit cost as a component of compensation and benefits expense. Upon adoption, only service cost remains in compensation and benefits expense, while the interest cost on benefit obligations, expected return on plan assets, amortization of prior service cost, and recognized net loss components of the net periodic benefit cost are included in other expense.
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
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
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
The Company adopted the Updates during the first quarter of 2018 primarily on a modified retrospective basis. As a result, the Company recorded a benefit of $1.4 million for a cumulative-effect adjustment directly to retained earnings as of January 1, 2018, due to a change in valuation method, from cost less impairment, to net asset value using the practical expedient. Also, the measurement alternative has been elected for equity securities, existing as of January 1, 2018, without readily determinable fair values on a prospective basis.
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
The Company adopted the Updates during the first quarter of 2018 on a modified retrospective transition approach. The Company did not identify any material changes to the timing of revenue recognition. The Company is changing how it presents certain recurring revenue streams associated with wealth and investment services as other income, versus a contra expense. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations, and there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition, however, additional disclosure has been incorporated in Note 17:Revenue from Contracts with Customers.

Accounting Standards Issued But Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
The Update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement and to present in the same income statement line item as the fees associated with the hosting arrangement.
This Update is effective for the Company on January 1, 2020, with early adoption permitted. The Company does not intend to early adopt this Update. The Company will apply the amendments in this update prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this Update to have a material impact on its consolidated financial statements.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plan - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
The Update modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. This updated guidance will be effective for the Company on January 1, 2021. The Company does not expect this Update to have a material impact on its consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The Update modifies the disclosure requirements on fair value measurements. The updated guidance will no longer require entities to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. However, it will require public companies to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements.
This Update is effective for the Company on January 1, 2020, and earlier adoption is permitted. The Company does not expect this Update to have a material impact on its consolidated financial statements.
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
The Update is effective for the Company on January 1, 2019. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.
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
The Update is effective for the Company on January 1, 2020 and early adoption is permitted. The Update must be applied prospectively. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

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
The Change from an incurred loss method to an expected loss method represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has empowered a cross functional steering committee comprised of members from different disciplines including Credit, Finance and Treasury as well as specific working groups to focus on key components of the development process. Through these working groups, the Company has begun to evaluate the effect that this Update will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, treasury, and accounting. These work streams are collectively assessing required resources, use of existing and new models, and data availability. The Company expects that the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include expected future changes in macroeconomic conditions. The Company contracted with system solution providers and is in the process of implementing the selected solutions that will be used to run its credit loss models.
The Update is effective for the Company on January 1, 2020. The impact of adopting the Update is expected to be influenced by assessment of the composition, characteristics, and credit quality of our loan and securities portfolios as well as the economic conditions in effect at the adoption date. Therefore, we are unable to reasonably estimate the impact of adopting the Update at this time.
ASU No. 2016-02, Leases (Topic 842) and subsequent ASUs issued to amend this Topic.
The Update introduces a lessee model that requires substantially all leases to be recorded as assets and liabilities on the balance sheet and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. During Q3 2018, the FASB issued a subsequent Update which, among other issues, incorporates a new transition method option that would allow the Company to use the effective date, January 1, 2019 for the Company, as the date of initial application of the new leases standard and recognize cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company currently expects to elect this transition method.
The Company is in the process of reviewing its existing leases, and certain service contracts for embedded leases, to evaluate the impact of these Updates on the consolidated financial statements. The Company has engaged a third party consultant to assist with the implementation efforts and has selected a third party software solution to assist with the accounting under these Updates.
The Updates are effective beginning January 1, 2019 and early adoption is permitted. The Company does not plan to early adopt, and the effect of the adoption will depend on the lease portfolio at the time of transition.
SEC’s Final Rule on Disclosure Update and Simplification
The Securities and Exchange Commission (the “SEC”) recently adopted the Final Rule, Disclosure Update and Simplification, that amends certain of the SEC’s disclosure requirements to reduce redundant, duplicative, or outdated disclosures due to changes in U.S. GAAP, International Financial Reporting Standards, or changes in technology or the business environment. While most of the amendments included in the SEC’s Final Rule eliminate certain disclosure requirements, one amendment will require expanded interim disclosures for stockholders’ equity and which would include disclosures of dividends per share for each class of share rather than only for common stock, as well as disclosure for changes in stockholders’ equity in interim periods. This Final Rule will be effective for all filings submitted on or after November 5, 2018. However, after the issuance of the Final Rule, the SEC published an interpretation that provides an extended transition period for companies to comply with the new interim disclosure requirement. The Company will comply with the new interim disclosure requirement when it files its first quarter 2019 Form 10-Q and does not expect the new disclosure requirement to have a material impact on its financial statements.

Note 2:Variable Interest Entities
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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the accompanying Condensed Consolidated Statements of Income. See Note 13:Fair Value Measurements for additional information.
Non-Consolidated
Securitized Investments. The Company, through normal investment activities, makes passive investments in securities issued by VIEs for which Webster is not the manager. The investment securities consist of Agency CMO, Agency MBS, Agency CMBS, CMBS, and CLO. The Company has not provided financial or other support with respect to these investment securities other than its original investment. For these investment securities, the Company determined it is not the primary beneficiary due to the relative size of its investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss is limited to the amount of its investment in the VIEs. See Note 3:Investment Securities for additional information.
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
At September 30, 2018 and December 31, 2017, the aggregate carrying value of the Company's tax credit-finance investments were $30.0 million and $33.5 million, respectively. At September 30, 2018 and December 31, 2017, unfunded commitments have been recognized, totaling $10.7 million and $17.3 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
At September 30, 2018 and December 31, 2017, the aggregate carrying value of the Company's other investments in VIEs were $16.4 million and $13.8 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, were $28.7 million and $22.9 million, respectively.
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

Note 3:Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At September 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$9,215	$—	$(1)	$9,214	$1,247	$—	$—	$1,247
Agency CMO	254,549	79	(8,162)	246,466	308,989	1,158	(3,814)	306,333
Agency MBS	1,466,973	641	(57,883)	1,409,731	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	610,411	—	(39,862)	570,549	608,276	—	(20,250)	588,026
CMBS	404,104	850	(52)	404,902	358,984	2,157	(74)	361,067
CLO	127,743	202	(284)	127,661	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	56,032	361	(963)	55,430	56,504	797	(679)	56,622
Available-for-sale	$2,929,027	$2,133	$(107,207)	$2,823,953	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$218,351	$143	$(9,192)	$209,302	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,535,043	8,256	(110,035)	2,433,264	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	672,505	—	(28,222)	644,283	696,566	—	(10,011)	686,555
Municipal bonds and notes	684,587	804	(26,487)	658,904	711,381	8,584	(6,558)	713,407
CMBS	221,969	380	(3,746)	218,603	249,273	2,175	(620)	250,828
Private Label MBS	3	—	—	3	323	1	—	324
Held-to-maturity	$4,332,458	$9,583	$(177,682)	$4,164,359	$4,487,392	$28,413	$(59,455)	$4,456,350

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
The following table presents activity for OTTI:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$1,103	$3,231	$1,364	$3,243
Reduction for investment securities called	(281)	(1,028)	(542)	(1,166)
Additions for OTTI not previously recognized in earnings	—	—	—	126
Ending balance	$822	$2,203	$822	$2,203

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

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury Bills	$9,214	$(1)	$—	$—	2	$9,214	$(1)
Agency CMO	108,055	(2,046)	123,570	(6,116)	43	231,625	(8,162)
Agency MBS	632,866	(13,665)	751,739	(44,218)	185	1,384,605	(57,883)
Agency CMBS	28,075	(1,074)	542,474	(38,788)	37	570,549	(39,862)
CMBS	68,695	(52)	—	—	14	68,695	(52)
CLO	41,156	(143)	15,009	(141)	3	56,165	(284)
Single issuer-trust preferred	—	—	—	—	—	—	—
Corporate debt	8,862	(72)	17,157	(891)	5	26,019	(963)
Available-for-sale in an unrealized loss position	$896,923	$(17,053)	$1,449,949	$(90,154)	289	$2,346,872	$(107,207)
Held-to-maturity:
Agency CMO	$31,749	$(959)	$155,428	$(8,233)	26	$187,177	$(9,192)
Agency MBS	757,451	(20,783)	1,467,605	(89,252)	274	2,225,056	(110,035)
Agency CMBS	43,474	(697)	600,808	(27,525)	57	644,282	(28,222)
Municipal bonds and notes	343,560	(11,463)	216,401	(15,024)	272	559,961	(26,487)
CMBS	160,047	(3,256)	17,152	(490)	21	177,199	(3,746)
Held-to-maturity in an unrealized loss position	$1,336,281	$(37,158)	$2,457,394	$(140,524)	650	$3,793,675	$(177,682)

	At December 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury Bills	$—	$—	$—	$—	—	$—	$—
Agency CMO	81,001	(449)	119,104	(3,365)	27	200,105	(3,814)
Agency MBS	416,995	(2,920)	606,021	(16,350)	135	1,023,016	(19,270)
Agency CMBS	54,182	(851)	533,844	(19,399)	36	588,026	(20,250)
CMBS	23,869	(74)	—	—	6	23,869	(74)
CLO	56,335	(134)	—	—	3	56,335	(134)
Single issuer-trust preferred	7,050	(46)	—	—	1	7,050	(46)
Corporate debt	11,082	(395)	6,265	(284)	4	17,347	(679)
Available-for-sale in an unrealized loss position	$650,514	$(4,869)	$1,265,234	$(39,398)	212	$1,915,748	$(44,267)
Held-to-maturity:
Agency CMO	$98,090	$(1,082)	$106,775	$(3,742)	22	$204,865	$(4,824)
Agency MBS	762,107	(4,555)	1,197,839	(32,887)	205	1,959,946	(37,442)
Agency CMBS	576,770	(7,599)	109,785	(2,412)	56	686,555	(10,011)
Municipal bonds and notes	6,432	(38)	226,861	(6,520)	92	233,293	(6,558)
CMBS	92,670	(413)	14,115	(207)	13	106,785	(620)
Held-to-maturity in an unrealized loss position	$1,536,069	$(13,687)	$1,655,375	$(45,768)	388	$3,191,444	$(59,455)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are impaired as of September 30, 2018. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at September 30, 2018.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $8.2 million on the Company’s investment in Agency CMO at September 30, 2018, compared to $3.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $57.9 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at September 30, 2018, compared to $19.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $39.9 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at September 30, 2018, compared to $20.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $52 thousand on the Company’s investment in CMBS at September 30, 2018, compared to $74 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged for the portfolio of mainly floating rate CMBS at September 30, 2018 compared to December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $284 thousand on the Company’s investments in CLO at September 30, 2018 compared to $134 thousand unrealized losses at December 31, 2017. Unrealized losses remained insignificant while principal balances decreased from December 31, 2017. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were unrealized losses of $963 thousand on the Company's corporate debt portfolio at September 30, 2018, compared to $679 thousand at December 31, 2017. Unrealized losses and balances were essentially unchanged since December 31, 2017. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost. Contractual cash flows for the bonds continue to perform as expected.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $9.2 million on the Company’s investment in Agency CMO at September 30, 2018, compared to $4.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $110.0 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at September 30, 2018, compared to $37.4 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances were essentially unchanged for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $28.2 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at September 30, 2018, compared to $10.0 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $26.5 million on the Company’s investment in municipal bonds and notes at September 30, 2018, compared to $6.6 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $3.7 million on the Company’s investment in CMBS at September 30, 2018, compared to $0.6 million unrealized losses at December 31, 2017. Unrealized losses increased due to higher market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three and nine months ended September 30, 2018 and 2017.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At September 30, 2018
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$29,730	$29,750	$6,352	$6,378
Due after one year through five years	31,012	31,092	4,244	4,272
Due after five through ten years	276,583	276,143	40,016	39,933
Due after ten years	2,591,702	2,486,968	4,281,846	4,113,776
Total debt securities	$2,929,027	$2,823,953	$4,332,458	$4,164,359

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At September 30, 2018, the Company had a carrying value of $1.1 billion in callable investment securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.5 billion at September 30, 2018 and $2.4 billion December 31, 2017 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4:Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2018	At December 31, 2017
Residential	$4,415,063	$4,490,878
Consumer	2,441,181	2,590,225
Commercial	6,174,396	5,368,694
Commercial Real Estate	4,771,325	4,523,828
Equipment Financing	519,054	550,233
Loans and leases (1) (2)	$18,321,019	$17,523,858

(1)	Loans and leases include net deferred fees and net premiums/discounts of $13.6 million and $20.6 million at September 30, 2018 and December 31, 2017, respectively.

(2)
At September 30, 2018 the Company had pledged $7.1 billion of eligible residential, consumer, and commercial loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.

Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At September 30, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$9,023	$5,510	$—	$49,469	$64,002	$4,351,061	$4,415,063
Consumer:
Home equity	9,519	3,442	—	35,174	48,135	2,165,340	2,213,475
Other consumer	1,819	898	—	1,490	4,207	223,499	227,706
Commercial:
Commercial non-mortgage	659	543	147	55,040	56,389	5,148,962	5,205,351
Asset-based	—	—	—	1,029	1,029	968,016	969,045
Commercial real estate:
Commercial real estate	2,715	35	—	7,254	10,004	4,564,320	4,574,324
Commercial construction	—	—	—	—	—	197,001	197,001
Equipment financing	1,371	3,617	—	3,339	8,327	510,727	519,054
Total	$25,106	$14,045	$147	$152,795	$192,093	$18,128,926	$18,321,019

	At December 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,643	$5,146	$—	$44,481	$58,270	$4,432,608	$4,490,878
Consumer:
Home equity	12,668	5,770	—	35,645	54,083	2,298,185	2,352,268
Other consumer	2,556	1,444	—	1,707	5,707	232,250	237,957
Commercial:
Commercial non-mortgage	5,212	603	644	39,214	45,673	4,488,242	4,533,915
Asset-based	—	—	—	589	589	834,190	834,779
Commercial real estate:
Commercial real estate	478	77	248	4,484	5,287	4,238,987	4,244,274
Commercial construction	—	—	—	—	—	279,554	279,554
Equipment financing	1,732	626	—	393	2,751	547,482	550,233
Total	$31,289	$13,666	$892	$126,513	$172,360	$17,351,498	$17,523,858
Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $4.3 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $7.9 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the allowance for loan and lease losses (ALLL):

	At or for the three months ended September 30, 2018
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,007	$31,759	$95,340	$55,833	$5,383	$207,322
Provision (benefit) charged to expense	407	474	5,686	4,146	(213)	10,500
Charge-offs	(874)	(4,863)	(740)	(1,922)	(136)	(8,535)
Recoveries	133	1,827	431	143	11	2,545
Balance, end of period	$18,673	$29,197	$100,717	$58,200	$5,045	$211,832

	At or for the three months ended September 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$18,427	$42,488	$79,964	$52,402	$6,297	$199,578
(Benefit) provision charged to expense	(348)	(41)	12,166	(2,129)	502	10,150
Charge-offs	(585)	(6,197)	(3,002)	(749)	(121)	(10,654)
Recoveries	280	1,894	466	10	79	2,729
Balance, end of period	$17,774	$38,144	$89,594	$49,534	$6,757	$201,803

	At or for the nine months ended September 30, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Provision (benefit) charged to expense	1,316	2,967	17,596	10,678	(557)	32,000
Charge-offs	(2,545)	(14,844)	(7,869)	(2,039)	(246)	(27,543)
Recoveries	844	4,884	1,457	154	42	7,381
Balance, end of period	$18,673	$29,197	$100,717	$58,200	$5,045	$211,832
Individually evaluated for impairment	$4,319	$1,428	$10,491	$1,544	$15	$17,797
Collectively evaluated for impairment	$14,354	$27,769	$90,226	$56,656	$5,030	$194,035

Loan and lease balances:
Individually evaluated for impairment	$105,600	$39,808	$104,353	$9,767	$6,489	$266,017
Collectively evaluated for impairment	4,309,463	2,401,373	6,070,043	4,761,558	512,565	18,055,002
Loans and leases	$4,415,063	$2,441,181	$6,174,396	$4,771,325	$519,054	$18,321,019

	At or for the nine months ended September 30, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
(Benefit) provision charged to expense	(4,436)	6,847	21,905	2,987	597	27,900
Charge-offs	(1,940)	(18,273)	(5,321)	(951)	(425)	(26,910)
Recoveries	924	4,337	1,105	21	106	6,493
Balance, end of period	$17,774	$38,144	$89,594	$49,534	$6,757	$201,803
Individually evaluated for impairment	$4,925	$1,689	$10,844	$290	$38	$17,786
Collectively evaluated for impairment	$12,849	$36,455	$78,750	$49,244	$6,719	$184,017

Loan and lease balances:
Individually evaluated for impairment	$116,706	$46,224	$85,385	$18,199	$3,642	$270,156
Collectively evaluated for impairment	4,382,735	2,520,759	5,262,918	4,446,718	563,135	17,176,265
Loans and leases	$4,499,441	$2,566,983	$5,348,303	$4,464,917	$566,777	$17,446,421

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At September 30, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$115,959	$105,600	$66,484	$39,116	$4,319
Consumer - home equity	45,299	39,808	30,924	8,884	1,428
Commercial :
Commercial non-mortgage	117,223	103,324	65,968	37,356	10,491
Asset-based	1,074	1,029	1,029	—	—
Commercial real estate	12,239	9,767	2,561	7,206	1,544
Equipment financing	6,536	6,489	6,164	325	15
Total	$298,330	$266,017	$173,130	$92,887	$17,797

	At December 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$125,352	$114,295	$69,759	$44,536	$4,805
Consumer - home equity	50,809	45,436	34,418	11,018	1,668
Commercial :
Commercial non-mortgage	79,900	71,882	27,313	44,569	9,786
Asset-based	3,272	589	589	—	—
Commercial real estate	11,994	11,226	6,387	4,839	272
Equipment financing	3,409	3,325	2,932	393	23
Total	$274,736	$246,753	$141,398	$105,355	$16,554

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2018			2017			2018			2017
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$107,618	$923	$301	$118,841	$1,027	$285	$109,948	$2,852	$819	$118,065	$3,133	$986
Consumer - home equity	40,722	292	238	46,753	341	246	42,622	876	738	45,972	998	808
Commercial:
Commercial non-mortgage	94,618	847	—	81,816	249	—	87,603	2,257	—	64,932	704	—
Asset based	1,095	—	—	4,279	—	—	809	—	—	4,279	—	—
Commercial real estate:
Commercial real estate	11,222	30	—	20,249	96	—	10,497	164	—	20,647	329	—
Commercial construction	—	—	—	828	—	—	—	—	—	831	12	—
Equipment financing	6,337	41	—	4,895	30	—	4,907	112	—	5,031	168	—
Total	$261,612	$2,133	$539	$277,661	$1,743	$531	$256,386	$6,261	$1,557	$259,757	$5,344	$1,794

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
A (7) Special Mention credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. An (8) Substandard asset has a well defined weakness that jeopardizes the full repayment of the debt. An asset rated (9) Doubtful has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as (10) Loss, in accordance with regulatory guidelines, are considered uncollectible and charged off.
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2018	At December 31, 2017	At September 30, 2018	At December 31, 2017	At September 30, 2018	At December 31, 2017
(1) - (6) Pass	$5,742,170	$5,048,162	$4,561,901	$4,355,916	$499,167	$525,105
(7) Special Mention	188,905	104,594	105,778	62,065	1,574	8,022
(8) Substandard	236,246	206,883	103,646	105,847	18,313	17,106
(9) Doubtful	7,075	9,055	—	—	—	—
Total	$6,174,396	$5,368,694	$4,771,325	$4,523,828	$519,054	$550,233

For residential and consumer loans, the primary credit quality indicator that the Company considers is past due status. Other factors, such as, updated Fair Isaac Corporation (FICO) scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, may also be evaluated as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At September 30, 2018	At December 31, 2017
Accrual status	$145,219	$147,113
Non-accrual status	95,154	74,291
Total recorded investment of TDRs	$240,373	$221,404

Specific reserves for TDRs included in the balance of ALLL	$16,338	$12,384
Additional funds committed to borrowers in TDR status	2,926	2,736

For the portion of TDRs deemed to be uncollectible, Webster charged off $1.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $6.3 million, and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential
Extended Maturity	1	$20	—	$—	1	$20	9	$1,390
Adjusted Interest Rate	—	—	—	—	—	—	2	335
Maturity/Rate Combined	4	440	4	570	7	716	9	1,416
Other (2)	3	356	6	1,357	16	2,798	32	5,471
Consumer - home equity
Extended Maturity	1	148	2	158	3	341	8	822
Adjusted Interest Rate	—	—	1	247	—	—	1	247
Maturity/Rate Combined	3	170	2	399	6	618	13	3,212
Other (2)	5	258	12	839	30	1,951	55	3,733
Commercial non - mortgage
Extended Maturity	4	537	—	—	7	622	8	813
Maturity/Rate Combined	8	8,185	8	299	10	8,236	13	9,153
Other (2)	8	10,585	—	—	17	39,328	1	4
Commercial real estate
Extended Maturity	—	—	—	—	2	97	—	—
Maturity/Rate Combined	—	—	—	—	1	245	—	—
Other (2)	—	—	—	—	1	5,111	—	—
Total TDRs	37	$20,699	35	$3,869	101	$60,083	151	$26,596

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
Loans and leases modified as TDRs within the previous 12 months and for which there was a payment default, consisted of 1 residential loan with an recorded investment of $241 thousand and 1 residential loan with an recorded investment $248 thousand for the three months ended September 30, 2018 and 2017, respectively, and 2 residential loans with an recorded investment of $261 thousand and 1 residential loan with an recorded investment $248 thousand for the nine months ended September 30, 2018 and 2017, respectively.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2018	At December 31, 2017
(1) - (6) Pass	$12,733	$8,268
(7) Special Mention	334	355
(8) Substandard	74,822	53,050
(9) Doubtful	7,075	—
Total	$94,964	$61,673

Note 5:Transfers of Financial Assets
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$674	$843	$872	$790
Provision (benefit) charged to expense	18	25	(172)	78
Repurchased loans and settlements charged off	(10)	(18)	(18)	(18)
Ending balance	$682	$850	$682	$850

The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Residential mortgage loans held for sale:
Proceeds from sale	$57,042	$88,691	$147,105	$262,029
Loans sold with servicing rights retained	51,014	79,690	130,740	239,357

Net gain on sale	1,051	1,979	2,732	4,356
Ancillary fees	463	682	1,275	2,091
Fair value option adjustment	(209)	(240)	(323)	1,591

The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at September 30, 2018 and $2.6 billion at December 31, 2017.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$23,341	$24,708	$25,139	$24,466
Additions	1,428	2,576	3,878	7,063
Amortization	(2,125)	(2,144)	(6,373)	(6,389)
Ending balance	$22,644	$25,140	$22,644	$25,140

Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 13:Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold approximately at carrying value, for cash proceeds of $674 thousand for certain commercial loans and $7.4 million for certain residential loans for the nine months ended September 30, 2018 and 2017, respectively.

Note 6:Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At September 30, 2018			At December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(10,283)	$11,717	$22,000	$(8,610)	$13,390
HSA Bank - Customer relationships	21,000	(5,991)	15,009	21,000	(4,779)	16,221
Total other intangible assets	$43,000	$(16,274)	$26,726	$43,000	$(13,389)	$29,611

As of September 30, 2018, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2018	$962
2019	3,847
2020	3,847
2021	3,847
2022	3,847
Thereafter	10,376

Note 7:Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2018	At December 31, 2017
Non-interest-bearing:
Demand	$4,231,505	$4,191,496
Interest-bearing:
Health savings accounts	5,599,596	5,038,681
Checking	2,587,679	2,736,952
Money market	2,376,649	2,209,492
Savings	4,106,942	4,348,700
Time deposits	3,095,252	2,468,408
Total interest-bearing	17,766,118	16,802,233
Total deposits	$21,997,623	$20,993,729

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$938,092	$898,157
Time deposits, included in above balance, that exceed the FDIC limit	506,955	561,512
Deposit overdrafts reclassified as loan balances	1,761	2,210

The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2018
Remainder of 2018	$683,421
2019	1,771,721
2020	437,240
2021	125,265
2022	49,295
Thereafter	28,310
Total time deposits	$3,095,252

Note 8:Borrowings
Total borrowings of $2.2 billion at September 30, 2018 and $2.5 billion at December 31, 2017 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2018		At December 31, 2017
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$264,488	0.29%	$288,269	0.17%
Original maturity of greater than one year, non-callable	100,000	2.50	300,000	3.10
Total securities sold under agreements to repurchase	364,488	0.89	588,269	1.66
Fed funds purchased	200,000	2.25	55,000	1.37
Securities sold under agreements to repurchase and other borrowings	$564,488	1.37	$643,269	1.64

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
The following table provides information for FHLB advances:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$948,731	2.18%	$1,150,000	1.48%
After 1 but within 2 years	259,295	1.79	103,026	1.81
After 2 but within 3 years	75,000	1.51	215,000	1.73
After 3 but within 4 years	150,049	3.27	200,000	2.06	(1)
After 4 but within 5 years	193	1.69	170	—
After 5 years	8,616	2.64	8,909	2.65	(1)
FHLB advances and overall rate	$1,441,884	2.19	$1,677,105	1.61	(1)

Aggregate carrying value of assets pledged as collateral	$6,773,182		$6,402,066
Remaining borrowing capacity	3,018,052		2,600,624

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
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2018	At December 31, 2017
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(638)	(727)
Debt issuance cost on senior fixed-rate notes		(725)	(826)
Long-term debt		$225,957	$225,767

(1)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 5.28% at September 30, 2018 and 4.55% at December 31, 2017.

Note 9:Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax (AOCL) by component:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(64,617)	$(10,814)	$(46,505)	$(121,936)	$(27,947)	$(15,016)	$(48,568)	$(91,531)
(OCL) OCI before reclassifications	(13,811)	197	—	(13,614)	(50,481)	1,620	—	(48,861)
Amounts reclassified from AOCL	—	1,438	2,548	3,986	—	4,217	4,611	8,828
Net current-period OCI/(OCL)	(13,811)	1,635	2,548	(9,628)	(50,481)	5,837	4,611	(40,033)
Ending balance	$(78,428)	$(9,179)	$(43,957)	$(131,564)	$(78,428)	$(9,179)	$(43,957)	$(131,564)

	Three months ended September 30, 2017				Nine months ended September 30, 2017
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(14,501)	$(15,258)	$(42,323)	$(72,082)	$(15,476)	$(17,068)	$(44,449)	$(76,993)
OCI/(OCL) before reclassifications	872	(34)	—	838	1,847	(445)	—	1,402
Amounts reclassified from AOCL	—	1,145	1,001	2,146	—	3,366	3,127	6,493
Net current-period OCI	872	1,111	1,001	2,984	1,847	2,921	3,127	7,895
Ending balance	$(13,629)	$(14,147)	$(41,322)	$(69,098)	$(13,629)	$(14,147)	$(41,322)	$(69,098)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2018	2017	2018	2017

Derivative instruments:
Cash flow hedges	$(1,932)	$(1,810)	$(5,664)	$(5,316)	Total interest expense
Tax benefit	494	665	1,447	1,950	Income tax expense
Net of tax	$(1,438)	$(1,145)	$(4,217)	$(3,366)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(3,431)	$(1,587)	$(6,209)	$(4,959)	(1)
Tax benefit	883	586	1,598	1,832	Income tax expense
Net of tax	$(2,548)	$(1,001)	$(4,611)	$(3,127)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost, see Note 14 - Retirement Benefit Plans for further details.

Note 10:Regulatory Matters
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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,215,456	11.23%	$887,910	4.5%	$1,282,537	6.5%
Total risk-based capital	2,652,270	13.44	1,578,507	8.0	1,973,133	10.0
Tier 1 risk-based capital	2,360,493	11.96	1,183,880	6.0	1,578,507	8.0
Tier 1 leverage capital	2,360,493	8.89	1,061,977	4.0	1,327,471	5.0
Webster Bank
CET1 risk-based capital	$2,137,249	10.84%	$887,232	4.5%	$1,281,558	6.5%
Total risk-based capital	2,351,706	11.93	1,577,302	8.0	1,971,628	10.0
Tier 1 risk-based capital	2,137,249	10.84	1,182,977	6.0	1,577,302	8.0
Tier 1 leverage capital	2,137,249	8.05	1,061,427	4.0	1,326,784	5.0

	At December 31, 2017
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,093,116	11.14%	$845,389	4.5%	$1,221,118	6.5%
Total risk-based capital	2,517,848	13.40	1,502,914	8.0	1,878,643	10.0
Tier 1 risk-based capital	2,238,172	11.91	1,127,186	6.0	1,502,914	8.0
Tier 1 leverage capital	2,238,172	8.63	1,036,817	4.0	1,296,021	5.0
Webster Bank
CET1 risk-based capital	$2,114,224	11.26%	$844,693	4.5%	$1,220,113	6.5%
Total risk-based capital	2,316,580	12.34	1,501,677	8.0	1,877,097	10.0
Tier 1 risk-based capital	2,114,224	11.26	1,126,258	6.0	1,501,677	8.0
Tier 1 leverage capital	2,114,224	8.14	1,038,442	4.0	1,298,052	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the Office of the Comptroller of the Currency (OCC) has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $220 million during the nine months ended September 30, 2018 compared to $80 million during the nine months ended September 30, 2017.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with the Federal Reserve Bank. Pursuant to this requirement, Webster Bank held $98.6 million and $82.3 million at September 30, 2018 and December 31, 2017, respectively.

Note 11:Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Earnings for basic and diluted earnings per common share:
Net income	$99,673	$64,496	$261,580	$185,546
Less: Preferred stock dividends	1,968	2,024	5,884	6,072
Net income available to common shareholders	97,705	62,472	255,696	179,474
Less: Earnings applicable to participating securities	245	46	656	212
Earnings applicable to common shareholders	$97,460	$62,426	$255,040	$179,262

Shares:
Weighted-average common shares outstanding - basic	91,959	92,125	91,912	92,003
Effect of dilutive securities:
Stock options and restricted stock	243	372	303	403
Warrants	6	6	6	6
Weighted-average common shares outstanding - diluted	92,208	92,503	92,221	92,412

Earnings per common share:
Basic	$1.06	$0.68	$2.77	$1.95
Diluted	1.06	0.67	2.77	1.94

Potential common shares from non-participating restricted stock, of 97 thousand and 80 thousand for the three months ended September 30, 2018 and 2017, respectively, and 54 thousand and 61 thousand for the nine months ended September 30, 2018 and 2017, respectively, are excluded from the effect of dilutive securities because, due to performance conditions, they would have been anti-dilutive.

Note 12:Derivative Financial Instruments
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

Balance Sheet Impact of Derivative Instruments
The following table presents the notional amounts and fair value of derivative positions:

	At September 30, 2018				At December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as cash flow hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$325,000	$4,951	$—	$—	$325,000	$2,770	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	3,852,438	13,226	76,789	215	2,791,760	5,977	721,048	1,968
Mortgage banking derivatives (3)	52,067	223	3,063	7	28,497	421	39,230	110
Other	24,879	199	23,927	435	7,914	258	30,328	419
Positions not subject to a master netting agreement (4)
Interest rate derivatives	677,679	3,090	3,242,821	83,142	1,366,299	23,009	2,146,518	25,631
RPAs	84,702	19	100,294	43	93,713	80	116,882	111
Other	6,918	300	2,517	47	—	—	2,073	184
Total not designated as hedging instruments	4,698,683	17,057	3,449,411	83,889	4,288,183	29,745	3,056,079	28,423
Gross derivative instruments, before netting	$5,023,683	22,008	$3,449,411	83,889	$4,613,183	32,515	$3,056,079	28,423
Less: Legally enforceable master netting agreements		586		586		2,245		2,245
Less: Cash collateral posted		17,709		—		6,704		—
Total derivative instruments, after netting		$3,713		$83,303		$23,566		$26,178

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)
Balances related to CME are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include; $2.7 billion and $1.9 billion for asset derivatives and $47 million and $595 million for liability derivatives at September 30, 2018 and December 31, 2017, respectively, with related fair values of approximately zero.

(3)	Notional amounts include mandatory forward commitments of $33.0 million, while notional amounts do not include approved floating rate commitments of $9.1 million, at September 30, 2018.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.

Income Statement Impact of Derivative Instruments
The following table presents the effect on the income statement from derivative positions:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Designated as cash flow hedging instruments:
Interest rate derivatives (1)	$1,667	$1,928	$5,158	$5,953
Not designated as hedging instruments:
Interest rate derivatives (2)	$1,623	$2,955	$7,372	$5,850
RPAs	22	51	117	157
Mortgage banking derivatives	(26)	(219)	(95)	(1,886)
Other (2)	(226)	(756)	1,113	(1,748)
Total not designated as hedging instruments (2) (3)	$1,393	$2,031	$8,507	$2,373

(1)	The impact from interest rate derivatives designated as hedging instruments is included in interest expense on borrowings in the accompanying Condensed Consolidated Statements of Income.

(2)	Amounts for 2017 are presented as revised to include impact of accrued interest for net customer swap arrangements.

(3)	The impact from the total not designated as hedging instruments is included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $264 thousand will be reclassified from AOCL as an increase to interest income.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized into interest expense over the respective terms of the hedged debt instruments. At September 30, 2018, the remaining unamortized loss on the termination of cash flow hedges is $10.1 million. Over the next twelve months, the Company estimates that $4.3 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 9:Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13:Fair Value Measurements.
Offsetting Derivatives
Non-cleared derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net gain positions are recorded as assets and are included in accrued interest receivable and other assets, while, net loss positions are recorded as liabilities and are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At September 30, 2018				At December 31, 2017
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$4,951	$—	$4,951	$—	$2,770	$91	$2,679	$—
Non-hedge accounting	13,425	586	12,758	81	6,222	2,154	4,025	43
Total assets	$18,376	$586	$17,709	$81	$8,992	$2,245	$6,704	$43

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge accounting	651	586	—	65	2,387	2,245	—	142
Total liabilities	$651	$586	$—	$65	$2,387	$2,245	$—	$142

Counterparty Credit Risk
Use of derivative contracts may expose Webster Bank to counterparty credit risk. The Company has International Swaps and Derivatives Association Master Agreements, including a Credit Support Annex, with all derivative counterparties.
In accordance with counterparty credit agreements and derivative clearing rules, the Company had approximately $80.0 million in net margin collateral received from financial counterparties or the derivative clearing organization at September 30, 2018, comprised of $36.3 million in initial margin posted, $98.2 million in settlement-to-market received, and $18.1 million in collateral-to-market received. Collateral levels for approved financial institution counterparties are monitored daily and adjusted as necessary. In the event of default, should the collateral not be returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its counterparties, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $3.1 million at September 30, 2018. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $31.7 million at September 30, 2018.

Note 13:Fair Value Measurements
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

•
Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings,) or inputs that are derived principally or corroborated by market data, by correlation, or other means.

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
The following table presents the fair value, unpaid principal balance, and accrual status, of assets accounted for under the fair value option:

	At September 30, 2018			At December 31, 2017
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$17,137	$17,288	$(151)	$20,888	$20,346	$542
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on unadjusted market prices in active markets for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $2.0 million at September 30, 2018.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. The Company classifies alternative investments with a readily determinable fair value within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At September 30, 2018, these alternative investments had a remaining unfunded commitment of $1.1 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$9,214	$—	$—	$—	$9,214
Agency CMO	—	246,466	—	—	246,466
Agency MBS	—	1,409,731	—	—	1,409,731
Agency CMBS	—	570,549	—	—	570,549
CMBS	—	404,902	—	—	404,902
CLO	—	127,661	—	—	127,661
Single issuer-trust preferred	—	—	—	—	—
Corporate debt	—	55,430	—	—	55,430
Total available-for-sale investment securities	9,214	2,814,739	—	—	2,823,953
Gross derivative instruments, before netting (1)	498	21,510	—	—	22,008
Originated loans held for sale	—	17,137	—	—	17,137
Investments held in Rabbi Trust	4,930	—	—	—	4,930
Alternative investments	—	—	—	2,073	2,073
Total financial assets held at fair value	$14,642	$2,853,386	$—	$2,073	$2,870,101
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$462	$83,427	$—	$—	$83,889

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,247	$—	$—	$—	$1,247
Agency CMO	—	306,333	—	—	306,333
Agency MBS	—	1,107,841	—	—	1,107,841
Agency CMBS	—	588,026	—	—	588,026
CMBS	—	361,067	—	—	361,067
CLO	—	209,851	—	—	209,851
Single issuer-trust preferred	—	7,050	—	—	7,050
Corporate debt	—	56,622	—	—	56,622
Total available-for-sale investment securities	1,247	2,636,790	—	—	2,638,037
Gross derivative instruments, before netting (1)	258	32,257	—	—	32,515
Originated loans held for sale	—	20,888	—	—	20,888
Investments held in Rabbi Trust	4,801	—	—	—	4,801
Alternative investments	—	—	—	3,495	3,495
Total financial assets held at fair value	$6,306	$2,689,935	$—	$3,495	$2,699,736
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$587	$27,836	$—	$—	$28,423

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 12:Derivative Financial Instruments.

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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $3.6 million at September 30, 2018. No reduction for impairments, or adjustments due to observable price changes, was identified during the three or nine months ended September 30, 2018.
Transferred Loans Held For Sale. Certain loans are transferred to loans held for sale once a decision has been made to sell such loans. These loans are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. This activity primarily consists of commercial loans with observable inputs and is classified within Level 2. On the occasion that these loans should include adjustments for changes in loan characteristics using unobservable inputs, the loans would be classified within Level 3.
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
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $5.3 million at September 30, 2018. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
At September 30, 2018, there were no significant assets measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments and Servicing Assets
The Company is required to disclose the estimated fair value of, financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, as well as servicing assets. The following is a description of valuation methodologies used for those assets and liabilities.
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
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost and subsequently measured under the amortization method. Mortgage servicing assets are subject to impairment testing and considered to be recognized at fair value when they are recorded at below cost. Amortization, and impairment charges, if any, are included as a component of other non-interest income in the accompanying Condensed Consolidated Statements of Income. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At September 30, 2018		At December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,332,458	$4,164,359	$4,487,392	$4,456,350
Level 3
Loans and leases, net	18,109,187	17,913,452	17,323,864	17,211,619
Mortgage servicing assets	22,644	48,661	25,139	45,309
Liabilities:
Level 2
Deposit liabilities	$18,902,371	$18,902,371	$18,525,321	$18,525,321
Time deposits	3,095,252	3,067,487	2,468,408	2,455,245
Securities sold under agreements to repurchase and other borrowings	564,488	564,396	643,269	644,084
FHLB advances	1,441,884	1,439,155	1,677,105	1,678,070
Long-term debt (1)	225,957	229,336	225,767	234,359

(1)	Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8:Borrowings.

Note 14:Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended September 30,
	2018			2017
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$—	$12	$—	$—
Interest cost on benefit obligations	1,857	35	20	1,829	96	19
Expected return on plan assets	(3,178)	—	—	(3,074)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net loss	1,160	2,271	—	1,466	136	(15)
Net periodic benefit cost	$(161)	$2,306	$20	$233	$232	$4

	Nine months ended September 30,
	2018			2017
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$—	$37	$—	$—
Interest cost on benefit obligations	5,577	201	59	5,486	281	69
Expected return on plan assets	(9,538)	—	—	(9,222)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net loss	3,480	2,729	—	4,398	561	—
Net periodic benefit cost	$(481)	$2,930	$59	$699	$842	$69

The components of net periodic benefit cost, other than the service cost component, are included as a component of other expense reflected in non-interest expense in the accompanying Condensed Consolidated Statements of Income.

Note 15:Share-Based Plans
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
Stock compensation expense of $2.7 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $8.6 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively, related to restricted stock awards, was recognized in the accompanying Condensed Consolidated Statements of Income.
At September 30, 2018 there was $16.4 million of unrecognized stock compensation expense for restricted stock expected to be recognized over a weighted-average period of 2.0 years.
The following table provides a summary of the stock compensation plans activity for the nine months ended September 30, 2018:

	Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Outstanding, at January 1, 2018	207,800	$43.16	78,916	$45.35	673,039	$18.75
Granted	145,382	58.36	75,707	55.82	—	—
Vested restricted stock awards (1)	129,445	44.80	55,112	46.08	—	—
Forfeited	8,041	52.53	13,847	51.19	—	—
Exercised options	—	—	—	—	180,247	11.71
Outstanding and exercisable, at September 30, 2018	215,696	51.91	85,664	53.19	492,792	21.33

(1)	Vested for purposes of recording compensation expense.
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
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. All awarded options have vested. There were 458,904 non-qualified stock options and 33,888 incentive stock options outstanding at September 30, 2018.

Note 16:Segment Reporting
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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. A $10.0 million charge related to additional FDIC premiums pertaining to prior periods' deposit insurance assessments and related interest is included in the Corporate and Reconciling category for the nine months ended September 30, 2018. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 income tax expense was estimated for all segments using the consolidated effective tax rate. This change in the estimate of income tax expense reflects an estimate of full profitability for each of the individual business segments based on the nature of their operations.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At September 30, 2018	$10,327,878	$71,172	$8,730,295	$8,216,972	$27,346,317
At December 31, 2017	9,350,028	76,308	8,909,671	8,151,638	26,487,645

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$91,243	$36,731	$101,952	$446	$230,372
Provision (benefit) for loan and lease losses	8,207	—	2,293	—	10,500
Net interest income (expense) after provision for loan and lease losses	83,036	36,731	99,659	446	219,872
Non-interest income	18,305	22,159	26,848	4,972	72,284
Non-interest expense	44,506	30,753	95,769	7,755	178,783
Income (loss) before income tax expense	56,835	28,137	30,738	(2,337)	113,373
Income tax expense (benefit)	13,981	7,316	6,117	(13,714)	13,700
Net income (loss)	$42,854	$20,821	$24,621	$11,377	$99,673

	Three months ended September 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$81,925	$26,713	$96,859	$(4,593)	$200,904
Provision (benefit) for loan and lease losses	12,073	—	(1,923)	—	10,150
Net interest income (expense) after provision for loan and lease losses	69,852	26,713	98,782	(4,593)	190,754
Non-interest income	13,207	19,371	27,079	6,189	65,846
Non-interest expense	38,339	27,222	92,478	3,784	161,823
Income (loss) before income tax expense	44,720	18,862	33,383	(2,188)	94,777
Income tax expense (benefit)	14,363	6,006	10,605	(693)	30,281
Net income (loss)	$30,357	$12,856	$22,778	$(1,495)	$64,496

	Nine months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$264,353	$104,920	$302,782	$(2,505)	$669,550
Provision for loan and lease losses	26,300	—	5,700	—	32,000
Net interest income (expense) after provision for loan and lease losses	238,053	104,920	297,082	(2,505)	637,550
Non-interest income	48,662	67,710	78,421	14,612	209,405
Non-interest expense	128,730	93,488	287,795	20,844	530,857
Income (loss) before income tax expense	157,985	79,142	87,708	(8,737)	316,098
Income tax expense (benefit)	38,864	20,577	17,454	(22,377)	54,518
Net income	$119,121	$58,565	$70,254	$13,640	$261,580

	Nine months ended September 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$239,118	$76,339	$286,351	$(10,453)	$591,355
Provision (benefit) for loan and lease losses	29,562	—	(1,662)	—	27,900
Net interest income (expense) after provision for loan and lease losses	209,556	76,339	288,013	(10,453)	563,455
Non-interest income	39,163	58,392	80,516	15,368	193,439
Non-interest expense	113,767	84,211	281,979	10,069	490,026
Income (loss) before income tax expense	134,952	50,520	86,550	(5,154)	266,868
Income tax expense (benefit)	41,125	15,395	26,374	(1,572)	81,322
Net income (loss)	$93,827	$35,125	$60,176	$(3,582)	$185,546

Note 17:Revenue from Contracts with Customers
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent clarifying ASUs, effective January 1, 2018. The Updates are applicable to the Company's deposit service fees, wealth and investment services, and an insignificant component of other income included within non-interest income in the accompanying Condensed Consolidated Statements of Income.
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
The following tables present the disaggregation by operating segment and major revenue stream, with disaggregated revenue reconciled to segment revenue as presented in Note 16:Segment Reporting:

	Three months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,211	$21,294	$16,107	$(11)	$40,601
Wealth and investment services	2,577	—	5,843	(8)	8,412
Other income	—	865	352	—	1,217
Revenue from contracts with customers	5,788	22,159	22,302	(19)	50,230
Non-interest income within the scope of other GAAP topics	12,517	—	4,546	4,991	22,054
Total non-interest income	$18,305	$22,159	$26,848	$4,972	$72,284

	Three months ended September 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,119	$18,658	$16,435	$109	$38,321
Wealth and investment services	2,471	—	5,288	(9)	7,750
Other income	—	713	216	—	929
Revenue from contracts with customers	5,590	19,371	21,939	100	47,000
Non-interest income within the scope of other GAAP topics	7,617	—	5,140	6,089	18,846
Total non-interest income	$13,207	$19,371	$27,079	$6,189	$65,846

	Nine months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$9,613	$65,112	$47,079	$107	$121,911
Wealth and investment services	7,703	—	17,060	(25)	24,738
Other income	—	2,598	1,485	—	4,083
Revenue from contracts with customers	17,316	67,710	65,624	82	150,732
Non-interest income within the scope of other GAAP topics	31,346	—	12,797	14,530	58,673
Total non-interest income	$48,662	$67,710	$78,421	$14,612	$209,405

	Nine months ended September 30, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$9,012	$56,176	$48,046	$285	$113,519
Wealth and investment services	7,288	—	15,638	(26)	22,900
Other income	—	2,216	603	—	2,819
Revenue from contracts with customers	16,300	58,392	64,287	259	139,238
Non-interest income within the scope of other GAAP topics	22,863	—	16,229	15,109	54,201
Total non-interest income	$39,163	$58,392	$80,516	$15,368	$193,439

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

Note 18:Commitments and Contingencies
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2018	At December 31, 2017
Commitments to extend credit	$5,683,275	$5,567,687
Standby letter of credit	185,859	195,902
Commercial letter of credit	36,393	43,200
Total credit-related financial instruments with off-balance sheet risk	$5,905,527	$5,806,789

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$2,596	$2,544	$2,362	$2,287
Provision charged to expense	28	—	262	257
Ending balance	$2,624	$2,544	$2,624	$2,544

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accrual, Webster believes that at September 30, 2018 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 19:Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, September 30, 2018, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure, except as identified below.
The sale of six banking center locations closed on October 5, 2018. Deposits of approximately $105 million were transfered with the banking centers, while the Company retained lending and investment services relationships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2018, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period.
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

Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2018	2017	2018	2017
Earnings:
Net interest income	$230,372	$200,904	$669,550	$591,355
Provision for loan and lease losses	10,500	10,150	32,000	27,900
Total non-interest income	72,284	65,846	209,405	193,439
Total non-interest expense	178,783	161,823	530,857	490,026
Net income	99,673	64,496	261,580	185,546
Earnings applicable to common shareholders	97,460	62,426	255,040	179,262
Share Data:
Weighted-average common shares outstanding - diluted	92,208	92,503	92,221	92,412
Diluted earnings per common share	$1.06	$0.67	$2.77	$1.94
Dividends and dividend equivalents declared per common share	0.33	0.26	0.92	0.77
Dividends declared per preferred share	328.13	400.00	995.31	1,200.00
Book value per common share	28.96	27.34	28.96	27.34
Tangible book value per common share (non-GAAP)	22.83	21.16	22.83	21.16
Selected Ratios:
Net interest margin	3.61%	3.30%	3.54%	3.27%
Return on average assets (annualized basis)	1.47	0.98	1.30	0.95
Return on average common shareholders' equity (annualized basis)	14.74	9.95	13.05	9.67
CET1 risk-based capital	11.23	10.99	11.23	10.99
Tangible common equity ratio (non-GAAP)	7.86	7.55	7.86	7.55
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	18.88	12.99	16.81	12.71
Efficiency ratio (non-GAAP)	57.41	59.18	58.29	60.62
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2018	2017
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,816,198	$2,638,787
Less: Preferred stock (GAAP)	145,037	122,710
Goodwill and other intangible assets (GAAP)	565,099	568,962
Tangible common shareholders' equity (non-GAAP)	$2,106,062	$1,947,115
Common shares outstanding	92,230	92,034
Tangible book value per common share (non-GAAP)	$22.83	$21.16

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,106,062	$1,947,115
Total Assets (GAAP)	$27,346,317	$26,350,182
Less: Goodwill and other intangible assets (GAAP)	565,099	568,962
Tangible assets (non-GAAP)	$26,781,218	$25,781,220
Tangible common equity ratio (non-GAAP)	7.86%	7.55%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$99,673	$64,496	$261,580	$185,546
Less: Preferred stock dividends (GAAP)	1,968	2,024	5,884	6,072
Add: Intangible assets amortization, tax-effected (GAAP)	759	651	2,279	2,005
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$98,464	$63,123	$257,975	$181,479
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$393,856	$252,492	$343,967	$241,972
Average shareholders' equity (non-GAAP)	$2,796,809	$2,635,312	$2,758,190	$2,597,574
Less: Average preferred stock (non-GAAP)	145,037	122,710	145,078	122,710
Average goodwill and other intangible assets (non-GAAP)	565,559	569,538	566,535	570,562
Average tangible common shareholders' equity (non-GAAP)	$2,086,213	$1,943,064	$2,046,577	$1,904,302
Return on average tangible common shareholders' equity (non-GAAP)	18.88%	12.99%	16.81%	12.71%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$178,783	$161,823	$530,857	$490,026
Less: Foreclosed property activity (GAAP)	(309)	(72)	(330)	(141)
Intangible assets amortization (GAAP)	961	1,002	2,885	3,085
Other expense (non-GAAP) (1)	2,959	213	11,558	2,923
Non-interest expense (non-GAAP)	$175,172	$160,680	$516,744	$484,159
Net interest income (GAAP)	$230,372	$200,904	$669,550	$591,355
Add: Tax-equivalent adjustment (non-GAAP)	2,172	4,340	6,619	12,509
Non-interest income (GAAP)	72,284	65,846	209,405	193,439
Other (non-GAAP) (1)	308	431	962	1,377
Income (non-GAAP)	$305,136	$271,521	$886,536	$798,680
Efficiency ratio (non-GAAP)	57.41%	59.18%	58.29%	60.62%

(1)
Other expense includes facility optimization charges, while other income includes low income housing tax credits and impairment loss on investment securities. In addition, other expense amounts for the three and nine months ended September 30, 2018 include a charge relating to additional FDIC premiums for the period June 30, 2015 through December 31, 2017.

Financial Performance
Comparison to Prior Year Quarter
For the three months ended September 30, 2018, income before income tax expense of $113.4 million increased $18.6 million, or 19.6%, compared to the three months ended September 30, 2017. Net interest income increased 14.7%, the provision for loan and lease losses increased 3.4%, non-interest income increased 9.8%, and non-interest expense increased 10.5%.
After income tax expense of $13.7 million and $30.3 million for the three months ended September 30, 2018 and 2017, respectively, net income was $99.7 million and diluted earnings per share was $1.06 for the three months ended September 30, 2018 compared to net income of $64.5 million and diluted earnings per share of $0.67 for the three months ended September 30, 2017.
Comparison to Prior Year to Date
For the nine months ended September 30, 2018, income before income tax expense of $316.1 million increased $49.2 million, or 18.4%, compared to the nine months ended September 30, 2017. Net interest income increased 13.2%, the provision for loan and lease losses increased 14.7%, non-interest income increased 8.3%, and non-interest expense increased 8.3%.
After income tax expense of $54.5 million and $81.3 million for the nine months ended September 30, 2018 and 2017, respectively, net income was $261.6 million and diluted earnings per share was $2.77 for the nine months ended September 30, 2018 compared to net income of $185.5 million and diluted earnings per share of $1.94 for the nine months ended September 30, 2017.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$18,060,842	$216,065	4.71%	$17,364,519	$182,269	4.14%
Investment securities (based upon historical amortized cost)	7,104,625	52,342	2.91	6,994,661	51,130	2.92
FHLB and FRB stock	126,558	1,586	4.97	135,943	1,482	4.33
Interest-bearing deposits	72,157	334	1.81	58,193	173	1.17
Loans held for sale	20,291	208	4.10	34,939	307	3.51
Total interest-earning assets	25,384,473	$270,535	4.20%	24,588,255	$235,361	3.78%
Non-interest-earning assets	1,663,012			1,721,591
Total Assets	$27,047,485			$26,309,846

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,257,448	$—	—%	$4,201,723	$—	—%
Health savings accounts	5,576,417	2,793	0.20	4,870,620	2,449	0.20
Interest-bearing checking, money market and savings	9,135,736	9,827	0.43	9,707,053	7,780	0.32
Time deposits	2,935,663	11,777	1.59	2,155,743	6,531	1.20
Total deposits	21,905,264	24,397	0.44	20,935,139	16,760	0.32

Securities sold under agreements to repurchase and other borrowings	729,154	3,084	1.66	904,854	3,847	1.66
FHLB advances	1,155,768	7,685	2.60	1,362,165	6,894	1.98
Long-term debt	225,926	2,825	5.00	225,673	2,616	4.64
Total borrowings	2,110,848	13,594	2.53	2,492,692	13,357	2.11
Total interest-bearing liabilities	24,016,112	$37,991	0.63%	23,427,831	$30,117	0.51%
Non-interest-bearing liabilities	234,564			246,703
Total liabilities	24,250,676			23,674,534

Preferred stock	145,037			122,710
Common shareholders' equity	2,651,772			2,512,602
Total shareholders' equity	2,796,809			2,635,312
Total Liabilities and Shareholders' Equity	$27,047,485			$26,309,846
Tax-equivalent net interest income		$232,544			$205,244
Less: Tax-equivalent adjustments		(2,172)			(4,340)
Net interest income		$230,372			$200,904
Net interest margin			3.61%			3.30%

	Nine months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$17,901,888	$618,419	4.58%	$17,225,217	$526,419	4.05%
Investment securities (based upon historical amortized cost)	7,135,037	157,108	2.91	7,031,738	157,550	2.98
FHLB and FRB stock	130,947	4,587	4.68	160,911	4,732	3.93
Interest-bearing deposits	63,807	782	1.62	63,684	472	0.98
Loans held for sale	17,292	498	3.84	31,373	826	3.51
Total interest-earning assets	25,248,971	$781,394	4.09%	24,512,923	$689,999	3.73%
Non-interest-earning assets	1,645,331			1,666,080
Total Assets	$26,894,302			$26,179,003

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,177,004	$—	—%	$4,039,738	$—	—%
Health savings accounts	5,508,325	8,152	0.20	4,810,038	7,133	0.20
Interest-bearing checking, money market and savings	9,172,498	25,399	0.37	9,505,187	19,599	0.28
Time deposits	2,710,917	29,227	1.44	2,079,021	18,142	1.17
Total deposits	21,568,744	62,778	0.39	20,433,984	44,874	0.29

Securities sold under agreements to repurchase and other borrowings	824,203	10,722	1.72	884,975	10,970	1.63
FHLB advances	1,288,410	23,437	2.40	1,829,175	22,543	1.63
Long-term debt	225,863	8,288	4.89	225,607	7,748	4.58
Total borrowings	2,338,476	42,447	2.40	2,939,757	41,261	1.85
Total interest-bearing liabilities	23,907,220	$105,225	0.59%	23,373,741	$86,135	0.49%
Non-interest-bearing liabilities	228,892			207,688
Total liabilities	24,136,112			23,581,429

Preferred stock	145,078			122,710
Common shareholders' equity	2,613,112			2,474,864
Total shareholders' equity	2,758,190			2,597,574
Total Liabilities and Shareholders' Equity	$26,894,302			$26,179,003
Tax-equivalent net interest income		$676,169			$603,864
Less: Tax-equivalent adjustments		(6,619)			(12,509)
Net interest income		$669,550			$591,355
Net interest margin			3.54%			3.27%

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 76.2% of total revenue for the nine months ended September 30, 2018. Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
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
The Federal Open Market Committee has gradually raised the federal funds rate target range eight times since December 31, 2015. Effective September 27, 2018, the target range was increased to 2.00-2.25% as compared to 1.25-1.50% at December 31, 2017. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $230.4 million for the three months ended September 30, 2018 compared to $200.9 million for the three months ended September 30, 2017, an increase of $29.5 million.
Net interest margin increased 31 basis points to 3.61% for the three months ended September 30, 2018 from 3.30% for the three months ended September 30, 2017. On a fully tax-equivalent basis, net interest income increased $27.3 million when compared to the same period in 2017. The increase for the three months ended September 30, 2018 was primarily the result of strong loan growth at increased yields, partially offset by an increase in the cost of deposits other than health savings accounts.
Comparison to Prior Year to Date
Net interest income totaled $669.6 million for the nine months ended September 30, 2018 compared to $591.4 million for the nine months ended September 30, 2017, an increase of $78.2 million.
Net interest margin increased 27 basis points to 3.54% for the nine months ended September 30, 2018 from 3.27% for the nine months ended September 30, 2017. On a fully tax-equivalent basis, net interest income increased $72.3 million when compared to the same period in 2017. The increase for the nine months ended September 30, 2018 was primarily the result of strong loan growth at increased yields, partially offset by an increase in the cost of deposits other than health savings accounts.

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2018 vs. 2017 Increase (decrease) due to			2018 vs. 2017 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$25,611	$8,185	$33,796	$69,318	$22,681	$91,999
Loans held for sale	30	(128)	(98)	44	(371)	(327)
Investments (2)	872	604	1,476	(1,956)	1,679	(277)
Total interest income	$26,513	$8,661	$35,174	$67,406	$23,989	$91,395
Interest on interest-bearing liabilities:
Deposits	$5,650	$1,987	$7,637	$12,873	$5,031	$17,904
Borrowings	2,401	(2,164)	237	9,496	(8,310)	1,186
Total interest expense	$8,051	$(177)	$7,874	$22,369	$(3,279)	$19,090
Net change in net interest income	$18,462	$8,838	$27,300	$45,037	$27,268	$72,305

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the nine months ended September 30, 2018 increased $0.7 billion compared to the average for the nine months ended September 30, 2017. The loan and lease portfolio comprised 70.9% of the average interest-earning assets at September 30, 2018 compared to 70.3% of the average interest-earning assets at September 30, 2017. The loan and lease portfolio yield increased 53 basis points to 4.58% for the nine months ended September 30, 2018 compared to the loan and lease portfolio yield of 4.05% for the nine months ended September 30, 2017. The increase in the yield on the average loan and lease portfolio is due to variable rate loans resetting higher. Additionally, rising interest rates resulted in a reduction in variable rate loans at their floors.
Average investments for the nine months ended September 30, 2018 increased $73.5 million compared to the average for the nine months ended September 30, 2017. The investments portfolio comprised 29.0% of the average interest-earning assets at September 30, 2018 compared to 29.6% of the average interest-earning assets at September 30, 2017. The investments portfolio yield decreased 3 basis points to 2.96% for the nine months ended September 30, 2018 compared to the investments portfolio yield of 2.99% for the nine months ended September 30, 2017. The decrease in investments portfolio yield is primarily due to the negative effect from the Tax Act on tax exempt securities.
Average total deposits for the nine months ended September 30, 2018 increased $1.1 billion compared to the average for the nine months ended September 30, 2017. The increase is comprised of an increase of $0.1 billion in non-interest-bearing deposits and an increase of $1.0 billion in interest-bearing deposits. The increase in average interest-bearing deposits was primarily due to health savings account deposit and time deposit growth. The average cost of deposits increased 10 basis points to 0.39% for the nine months ended September 30, 2018 from 0.29% for the nine months ended September 30, 2017. The average cost of deposits increased due to a change in mix from an increase in certificate of deposit accounts as well as selected deposit product rate increases. Higher cost time deposits increased, to 15.6% for the nine months ended September 30, 2018 from 12.7% for the nine months ended September 30, 2017, as a percentage to total interest-bearing deposits.
Average total borrowings for the nine months ended September 30, 2018 decreased $601.3 million compared to the average for the nine months ended September 30, 2017. Average securities sold under agreements to repurchase and other borrowings decreased $60.8 million, and average FHLB advances decreased $540.8 million as utilization of advances maturing within one year declined. The average cost of borrowings increased 55 basis points to 2.40% for the nine months ended September 30, 2018 from 1.85% for the nine months ended September 30, 2017. The increase in average cost of borrowings was primarily due to increases in the federal funds rate.
Cash flow hedges impacted the average cost of borrowings as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Interest rate swaps on FHLB advances	$1,513	$1,657	$4,656	$5,139
Interest rate swaps on senior fixed-rate notes	76	76	229	229
Interest rate swaps on brokered/certificates of deposits	78	195	273	585
Net increase to interest expense on borrowings	$1,667	$1,928	$5,158	$5,953

Provision for Loan and Lease Losses
The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at levels appropriate to absorb estimated credit losses in the loan and lease portfolio.
Comparison to Prior Year Quarter
The provision for loan and lease losses was $10.5 million for the three months ended September 30, 2018, which increased $0.4 million compared to the three months ended September 30, 2017. The increase in provision for loan and lease losses was primarily due to loan growth. Total net charge-offs was $6.0 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in net charge-offs was primarily due to consumer lending activity.
Comparison to Prior Year to Date
The provision for loan and lease losses was $32.0 million for the nine months ended September 30, 2018, which increased $4.1 million compared to the nine months ended September 30, 2017. The increase in provision for loan and lease losses was primarily due to loan growth. Total net charge-offs was $20.2 million and $20.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net charge-offs was primarily due to consumer lending activity.
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
At September 30, 2018, the ALLL totaled $211.8 million, or 1.16% of total loans and leases, as compared to $200.0 million, or 1.14% of total loans and leases, at December 31, 2017.
See the "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" sections for further details.

Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Deposit service fees	$40,601	$38,321	$2,280	5.9%	$121,911	$113,519	$8,392	7.4%
Loan and lease related fees	10,782	6,346	4,436	69.9	24,111	19,898	4,213	21.2
Wealth and investment services	8,412	7,750	662	8.5	24,738	22,900	1,838	8.0
Mortgage banking activities	1,305	2,421	(1,116)	(46.1)	3,684	8,038	(4,354)	(54.2)
Increase in cash surrender value of life insurance policies	3,706	3,720	(14)	(0.4)	10,921	10,943	(22)	(0.2)
Impairment loss on investment securities recognized in earnings	—	—	—	—	—	(126)	126	100.0
Other income	7,478	7,288	190	2.6	24,040	18,267	5,773	31.6
Total non-interest income	$72,284	$65,846	$6,438	9.8	$209,405	$193,439	$15,966	8.3
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2018 was $72.3 million, an increase of $6.4 million, or 9.8%, compared to $65.8 million for the three months ended September 30, 2017. The increase is primarily attributable to higher deposit service fees and loan and lease related fees, slightly offset by lower mortgage banking activities.
Deposit service fees totaled $40.6 million for the three months ended September 30, 2018, compared to $38.3 million for the three months ended September 30, 2017. The increase was a result of higher check card interchange and account service charges driven by health savings account growth.
Loan and lease related fees totaled $10.8 million for the three months ended September 30, 2018, compared to $6.3 million for the three months ended September 30, 2017. The increase was a result of higher loan syndication fees.
Mortgage banking activities totaled $1.3 million for the three months ended September 30, 2018, compared to $2.4 million for the three months ended September 30, 2017. The decrease was a result of lower originations.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2018 was $209.4 million, an increase of $16.0 million, or 8.3%, compared to $193.4 million for the nine months ended September 30, 2017. The increase is primarily attributable to higher deposit service fees, loan and lease related fees, and other income, somewhat offset by lower mortgage banking activities.
Deposit service fees totaled $121.9 million for the nine months ended September 30, 2018, compared to $113.5 million for the nine months ended September 30, 2017. The increase was a result of increased checking account service charges, and higher check card interchange and account service charges driven by health savings account growth and usage activity.
Loan and lease related fees totaled $24.1 million for the nine months ended September 30, 2018, compared to $19.9 million for the nine months ended September 30, 2017. The increase was a result of higher loan syndication fees.
Mortgage banking activities totaled $3.7 million for the nine months ended September 30, 2018, compared to $8.0 million for the nine months ended September 30, 2017. The decrease was a result of lower originations and lower volume in loans held for sale.
Other income totaled $24.0 million for the nine months ended September 30, 2018, compared to $18.3 million for the nine months ended September 30, 2017. The increase was due to an increase in treasury derivative gains and break-funding revenue.

Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Compensation and benefits	$96,640	$88,395	$8,245	9.3%	$284,457	$262,288	$22,169	8.5%
Occupancy	14,502	14,744	(242)	(1.6)	45,489	46,957	(1,468)	(3.1)
Technology and equipment	24,553	22,580	1,973	8.7	73,019	66,646	6,373	9.6
Intangible assets amortization	961	1,002	(41)	(4.1)	2,885	3,085	(200)	(6.5)
Marketing	4,052	4,045	7	0.2	12,493	14,101	(1,608)	(11.4)
Professional and outside services	4,930	4,030	900	22.3	14,099	11,813	2,286	19.4
Deposit insurance	9,694	6,344	3,350	52.8	30,098	19,701	10,397	52.8
Other expense	23,451	20,683	2,768	13.4	68,317	65,435	2,882	4.4
Total non-interest expense	$178,783	$161,823	$16,960	10.5	$530,857	$490,026	$40,831	8.3
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2018 was $178.8 million, an increase of $17.0 million, or 10.5%, compared to $161.8 million for the three months ended September 30, 2017. The increase is primarily attributable to compensation and benefits, technology and equipment, and deposit insurance.
Compensation and benefits totaled $96.6 million for the three months ended September 30, 2018, compared to $88.4 million for the three months ended September 30, 2017. The increase was due to strategic hires, annual merit increases, and higher medical costs.
Technology and equipment totaled $24.6 million for the three months ended September 30, 2018, compared to $22.6 million for the three months ended September 30, 2017. The increase was due to higher depreciation and service contracts to support strategic and infrastructure projects.
Deposit insurance totaled $9.7 million for the three months ended September 30, 2018, compared to $6.3 million for the three months ended September 30, 2017. The increase was primarily due to an additional accrual of $2.8 million related to the additional FDIC premiums for prior periods' deposit insurance assessments and related interest. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2018 was $530.9 million, an increase of $40.8 million, or 8.3%, compared to $490.0 million for the nine months ended September 30, 2017. The increase is primarily attributable to compensation and benefits, technology and equipment, and deposit insurance.
Compensation and benefits totaled $284.5 million for the nine months ended September 30, 2018, compared to $262.3 million for the nine months ended September 30, 2017. The increase was due to strategic hires, annual merit increases, and higher medical costs.
Technology and equipment totaled $73.0 million for the nine months ended September 30, 2018, compared to $66.6 million for the nine months ended September 30, 2017. The increase was due to higher depreciation and service contracts to support strategic and infrastructure projects.
Deposit insurance totaled $30.1 million for the nine months ended September 30, 2018, compared to $19.7 million for the nine months ended September 30, 2017. The increase was primarily due to $10.0 million related to the additional FDIC premiums for prior periods' deposit insurance assessments and related interest. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.

Income Taxes
Webster recognized income tax expense of $13.7 million and $54.5 million reflecting effective tax rates of 12.1% and 17.2% for the three and nine months ended September 30, 2018, respectively, compared to $30.3 million and $81.3 million reflecting 31.9% and 30.5%, for the three and nine months ended September 30, 2017, respectively.
The decreases in both tax expense and the effective tax rates for both the three and nine months ended September 30, 2018 as compared to the same periods in 2017 reflect the reduction of the U.S. corporate tax rate effective in 2018 as a result of the Tax Act as well as increases in net tax benefits specific to the periods in 2018 as compared to 2017.
The Company recognized $12.6 million and $17.1 million of net tax benefits specific to the three and nine months ended September 30, 2018, respectively, compared to $0.8 million and $6.1 million specific to the three and nine months ended September 30, 2017, respectively. The increases in 2018 as compared to 2017 principally reflect the recognition of benefits from tax planning of $8.5 million for both the three and nine months ended September 30, 2018. In addition, $1.2 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, is attributable to the charges recognized during the respective periods relating to additional FDIC premiums for the period June 30, 2015 through December 31, 2017.
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
Through a distribution network, consisting of 163 banking centers and 326 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. A $10.0 million charge related to an accrual for additional FDIC premiums and related interest, for the nine months ended September 30, 2018, is included in the Corporate and Reconciling category. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report for additional information.
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
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss):
Commercial Banking	$42,854	$30,357	$119,121	$93,827
HSA Bank	20,821	12,856	58,565	35,125
Community Banking	24,621	22,778	70,254	60,176
Corporate and Reconciling	11,377	(1,495)	13,640	(3,582)
Consolidated Total	$99,673	$64,496	$261,580	$185,546

	At September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$10,327,878	$71,172	$8,730,295	$8,216,972	$27,346,317
Loans and leases	10,289,003	112	8,031,904	—	18,321,019
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,251,039	5,599,596	11,798,484	348,504	21,997,623
Not included in above amounts:
Assets under administration/management	2,142,819	1,599,075	3,596,591	—	7,338,485

	At December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$9,350,028	$76,308	$8,909,671	$8,151,638	$26,487,645
Loans and leases	9,323,376	328	8,200,154	—	17,523,858
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,122,608	5,038,681	11,476,334	356,106	20,993,729
Not included in above amounts:
Assets under administration/management	2,039,375	1,268,402	3,376,185	—	6,683,962

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$91,243	$81,925	$264,353	$239,118
Provision for loan and lease losses	8,207	12,073	26,300	29,562
Net interest income after provision	83,036	69,852	238,053	209,556
Non-interest income	18,305	13,207	48,662	39,163
Non-interest expense	44,506	38,339	128,730	113,767
Income before income taxes	56,835	44,720	157,985	134,952
Income tax expense	13,981	14,363	38,864	41,125
Net income	$42,854	$30,357	$119,121	$93,827
Comparison to Prior Year Quarter
Net income increased $12.5 million for the three months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $9.3 million, primarily due to loan growth and higher loan and deposit margins. The provision for loan and lease losses decreased $3.9 million. While asset quality remained stable, the three months ended September 30, 2017 included increased provision levels compared to the current quarter in connection with our annual ALLL model refresh. Non-interest income increased $5.1 million primarily due to greater syndication fees and client interest rate hedging activity in the quarter as compared to prior year. Non-interest expense increased $6.2 million, primarily due to investments in people and infrastructure.
Comparison to Prior Year to Date
Net income increased $25.3 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $25.2 million, primarily due to loan growth and higher loan and deposit margins. The provision for loan and lease losses decreased $3.3 million. While asset quality remained stable, the nine months ended September 30, 2017 included increased provision levels compared to the current period in connection with our annual ALLL model refresh. Non-interest income increased $9.5 million, primarily due to greater syndication fees and client interest rate hedging activity in the period as compared to prior year. Non-interest expense increased $15.0 million, primarily due to investments in people and infrastructure.
Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At September 30, 2018	At December 31, 2017
Total assets	$10,327,878	$9,350,028
Loans and leases	10,289,003	9,323,376
Deposits	4,251,039	4,122,608
Not included in above amounts:
Assets under administration/management	2,142,819	2,039,375
Loans and leases increased $965.6 million at September 30, 2018 compared to December 31, 2017. Loan originations in the nine months ended September 30, 2018 and 2017 were $3.1 billion and $2.3 billion, respectively.
Deposits increased $128.4 million at September 30, 2018 compared to December 31, 2017, primarily due to seasonality of Government deposits.
Through Private Banking, Commercial Banking held approximately $462.0 million and $357.5 million in assets under administration at September 30, 2018 and December 31, 2017, respectively. In addition, Commercial Banking held $1.7 billion in assets under management at September 30, 2018 and December 31, 2017.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$36,731	$26,713	$104,920	$76,339
Non-interest income	22,159	19,371	67,710	58,392
Non-interest expense	30,753	27,222	93,488	84,211
Income before income taxes	28,137	18,862	79,142	50,520
Income tax expense	7,316	6,006	20,577	15,395
Net income	$20,821	$12,856	$58,565	$35,125
Comparison to Prior Year Quarter
Net income increased $8.0 million for the three months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $10.0 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $2.8 million due to increased account growth. Non-interest expense increased $3.5 million primarily due to account growth and continued investment in the business including expanded distribution.
Comparison to Prior Year to Date
Net income increased $23.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $28.6 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $9.3 million due to increased account growth. Non-interest expense increased $9.3 million primarily due to account growth as well as continued investment in the business including expanded distribution.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2018	At December 31, 2017
Total assets	$71,172	$76,308
Deposits	5,599,596	5,038,681
Not included in above amounts:
Assets under administration	1,599,075	1,268,402
Deposits increased $560.9 million at September 30, 2018 compared to December 31, 2017, due to an increase in new accounts as well as organic growth in existing account balances.
Additionally, HSA Bank had $1.6 billion in assets under administration through linked brokerage accounts at September 30, 2018 compared to $1.3 billion at December 31, 2017. The $330.7 million increase in linked brokerage balances is driven by investment account growth, continued net contributions by account holders and changes in market value of investments.
At September 30, 2018, there were $7.2 billion in total footings, comprised of $5.6 billion in deposit balances and $1.6 billion in assets under administration.

Community Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net interest income	$101,952	$96,859	$302,782	$286,351
Provision (benefit) for loan and lease losses	2,293	(1,923)	5,700	(1,662)
Net interest income after provision	99,659	98,782	297,082	288,013
Non-interest income	26,848	27,079	78,421	80,516
Non-interest expense	95,769	92,478	287,795	281,979
Income before income taxes	30,738	33,383	87,708	86,550
Income tax expense	6,117	10,605	17,454	26,374
Net income	$24,621	$22,778	$70,254	$60,176
Comparison to Prior Year Quarter
Net income increased $1.8 million for the three months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $5.1 million, primarily due to growth in deposit balances, coupled with improved interest rate spreads on deposits. The provision for loan and lease losses increased $4.2 million The increase in provision is primarily due to changes in loan balances and asset quality. Non-interest income decreased $0.2 million primarily driven by lower mortgage production and related returns on mortgage banking activities, partially offset by growth in fees from investment services and fees from interest rate hedging activities. Non-interest expense increased $3.3 million as a result of higher compensation expenses, investments in technology; partially offset by reductions in marketing, loan production-related expenses, and other expense categories.
Comparison to Prior Year to Date
Net income increased $10.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Net interest income increased $16.4 million, primarily due to growth in deposit balances as well as improved interest rate spreads on deposits. The provision for loan and lease losses increased $7.4 million. The increase in provision is primarily due to changes in loan balances and asset quality. Non-interest income decreased $2.1 million primarily resulting from decreased returns on mortgage banking activities related to lower mortgage production, partially offset by growth in fees from investment services and other miscellaneous fee income. Non-interest expense increased $5.8 million as a result of higher compensation expenses, investments in technology and risk management; partially offset by lower marketing-related expenses, and reductions in other expense categories.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At September 30, 2018	At December 31, 2017
Total assets	$8,730,295	$8,909,671
Loans	8,031,904	8,200,154
Deposits	11,798,484	11,476,334
Not included in above amounts:
Assets under administration	3,596,591	3,376,185
Loans decreased $168.3 million at September 30, 2018 compared to December 31, 2017. The net lower loan balances are related to decreases in residential mortgages, home equity and unsecured personal loans as principal paydowns exceeded new originations; partially offset by growth in business banking loan balances.
Loan originations in the nine months ended September 30, 2018 and 2017 were $1.0 billion and $1.5 billion, respectively. The $511.9 million decrease in originations was driven by a decrease in residential mortgages, home equity and other consumer loans.
Deposits increased $322.2 million at September 30, 2018 compared to December 31, 2017 due to growth in time and demand deposits influenced by higher market interest rates; partially offset by lower balances in money market, savings and interest -bearing checkng accounts.
Additionally, at September 30, 2018 and December 31, 2017, Webster Bank's investment services division held $3.6 billion and $3.4 billion of assets under administration, respectively, in its strategic partnership with LPL.

Financial Condition
Webster had total assets of $27.3 billion at September 30, 2018 and $26.5 billion at December 31, 2017 as:

•
loans and leases of $18.1 billion, net of ALLL of $211.8 million, at September 30, 2018 increased $0.8 billion compared to loans and leases of $17.3 billion, net of ALLL of $200.0 million, at December 31, 2017, while;

•
total deposits of $22.0 billion at September 30, 2018 increased $1.0 billion compared to total deposits of $21.0 billion at December 31, 2017, the result of a 5.7% increase, in interest bearing deposits due to growth in health savings accounts and time deposits.

At September 30, 2018, total shareholders' equity of $2.8 billion increased $114.2 million compared to total shareholders' equity of $2.7 billion at December 31, 2017. Changes in shareholders' equity for the nine months ended September 30, 2018 include:

•	an increase of $261.6 million in net income;

•	an increase of $8.6 million related to share-based award activity, partially offset by;

•	a reduction of $25.8 million for purchases of treasury stock at cost, and;

•	reductions of $84.9 million in common dividends and $5.9 million in preferred dividends.
The quarterly cash dividend to shareholders was increased to $0.33 per common share effective April 23, 2018. See the selected financial highlights under the "Results of Operations" section and Note 10:Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, Webster Financial Corporation (the Holding Company) also may directly hold investment securities from time-to-time. At September 30, 2018, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
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
The combined carrying value of investment securities totaled $7.2 billion at September 30, 2018 and $7.1 billion at December 31, 2017.

•
Available-for-sale investment securities increased by $185.9 million, primarily due to principal purchase activity for Agency MBS and CMBS more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 2.86% for the nine months ended September 30, 2018 compared to 2.75% for the nine months ended September 30, 2017.

•
Held-to-maturity investment securities decreased by $154.9 million, primarily due to principal paydowns throughout the portfolio exceeding purchase activity for Agency MBS and municipal bonds and notes. The tax-equivalent yield in the portfolio was 2.94% for the nine months ended September 30, 2018 compared to 3.13% for the nine months ended September 30, 2017.

The Company held $6.1 billion in investment securities that are in an unrealized loss position at September 30, 2018. Approximately $2.2 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $3.9 billion, has been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other than temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these investment securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investment securities, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $284.9 million at September 30, 2018.

The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2018				At December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$9,215	$—	$(1)	$9,214	$1,247	$—	$—	$1,247
Agency CMO	254,549	79	(8,162)	246,466	308,989	1,158	(3,814)	306,333
Agency MBS	1,466,973	641	(57,883)	1,409,731	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	610,411	—	(39,862)	570,549	608,276	—	(20,250)	588,026
CMBS	404,104	850	(52)	404,902	358,984	2,157	(74)	361,067
CLO	127,743	202	(284)	127,661	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	56,032	361	(963)	55,430	56,504	797	(679)	56,622
Available-for-sale	$2,929,027	$2,133	$(107,207)	$2,823,953	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$218,351	$143	$(9,192)	$209,302	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,535,043	8,256	(110,035)	2,433,264	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	672,505	—	(28,222)	644,283	696,566	—	(10,011)	686,555
Municipal bonds and notes	684,587	804	(26,487)	658,904	711,381	8,584	(6,558)	713,407
CMBS	221,969	380	(3,746)	218,603	249,273	2,175	(620)	250,828
Private Label MBS	3	—	—	3	323	1	—	324
Held-to-maturity	$4,332,458	$9,583	$(177,682)	$4,164,359	$4,487,392	$28,413	$(59,455)	$4,456,350
The benchmark 10-year U.S. Treasury rate increased to 3.05% at September 30, 2018 from 2.41% at December 31, 2017. Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12:Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Alternative Investments
The Company has investments in private equity funds and other non-marketable investments, which include ownership in other equity ventures. These investments, which totaled $21.0 million at September 30, 2018 and $18.0 million at December 31, 2017, are included in other assets in the accompanying Condensed Consolidated Balance Sheets. The Company recognized a net gain of $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and a net gain of $2.2 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in other non-interest income in the accompanying Condensed Consolidated Statements of Income.
See Note 13:Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion on fair value accounting of alternative investments.
See the "Supervision and Regulation" section of Item 1. Business, contained in Webster's 2017 Form 10-K, for information on Covered Funds, as defined by the Volcker Rule.

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,388,442	24.0	$4,464,651	25.5
Consumer:
Home equity	2,198,103	12.0	2,336,846	13.3
Other consumer	227,440	1.2	237,695	1.4
Total consumer	2,425,543	13.2	2,574,541	14.7
Commercial:
Commercial non-mortgage	5,228,326	28.5	4,551,580	26.0
Asset-based	971,853	5.3	837,490	4.8
Total commercial	6,200,179	33.8	5,389,070	30.8
Commercial real estate:
Commercial real estate	4,581,185	25.0	4,249,549	24.3
Commercial construction	196,985	1.1	279,531	1.6
Total commercial real estate	4,778,170	26.1	4,529,080	25.8
Equipment financing	515,132	2.8	545,877	3.1
Unamortized premiums	14,644	0.1	15,316	0.1
Deferred fees	(1,091)	—	5,323	—
Total loans and leases	$18,321,019	100.0	$17,523,858	100.0
Total residential loans were $4.4 billion at September 30, 2018, a decrease of $76.2 million from December 31, 2017. The net decrease is a result of net principal paydowns exceeding the originations to the portfolio.
Total consumer loans were $2.4 billion at September 30, 2018, a decrease of $149.0 million from December 31, 2017. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
Total commercial loans were $6.2 billion at September 30, 2018, an increase of $811.1 million from December 31, 2017. The net increase primarily related to originations of $2.1 billion, partially offset by payments and payoffs.
Total commercial real estate loans were $4.8 billion at September 30, 2018, a increase of $249.1 million from December 31, 2017. The increase is a result of originations of $1.1 billion, partially offset by payments and payoffs.
Equipment financing loans and leases were $515.1 million at September 30, 2018, a decrease of $30.7 million from December 31, 2017. The net decrease was primarily related to amortization and higher prepayments, partially offset by originations of $123.8 million.
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
The following table provides key asset quality ratios:

	At September 30, 2018	At December 31, 2017
Non-performing loans and leases as a percentage of loans and leases	0.83%	0.72%
Non-performing assets as a percentage of loans and leases plus OREO	0.86	0.76
Non-performing assets as a percentage of total assets	0.58	0.50
ALLL as a percentage of non-performing loans and leases	138.76	158.00
ALLL as a percentage of loans and leases	1.16	1.14
Net charge-offs as a percentage of average loans and leases (1)	0.15	0.20
Ratio of ALLL to net charge-offs (1)	7.88x	5.68x

(1)	Calculated for the September 30, 2018 period based on the year-to-date net charge-offs, annualized.

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
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $268.9 million at September 30, 2018 compared to $271.5 million at December 31, 2017.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$14,499	0.33	$13,771	0.31
Consumer:
Home equity	12,917	0.59	18,397	0.79
Other consumer	2,714	1.19	3,997	1.68
Commercial non-mortgage	1,198	0.02	5,809	0.13
Commercial real estate	2,746	0.06	551	0.01
Equipment financing	4,988	0.97	2,358	0.43
Loans and leases past due 30-89 days	39,062	0.21	44,883	0.26
Commercial non-mortgage	139	—	644	0.01
Commercial Real Estate	—	—	243	—
Loans and leases past due 90 days and accruing	139	—	887	0.01
Total	39,201	0.21	45,770	0.26
Deferred costs and unamortized premiums, net	97		77
Total loans and leases past due 30 days or more and accruing income	$39,298		$45,847

(1)	Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $6.5 million at September 30, 2018 compared to December 31, 2017. Decreases in consumer and commercial non-mortgage were partially offset by increases in commercial real estate and equipment financing. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases declined to 0.21% at September 30, 2018 as compared to 0.26% at December 31, 2017.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$49,348	1.12	$44,407	0.99
Consumer:
Home equity	35,132	1.60	35,601	1.52
Other consumer	1,489	0.65	1,706	0.72
Total consumer	36,621	1.51	37,307	1.45
Commercial:
Commercial non-mortgage	55,027	1.05	39,402	0.87
Asset-based loans	1,066	0.11	589	0.07
Total commercial	56,093	0.90	39,991	0.74
Commercial real estate:
Commercial real estate	7,255	0.16	4,484	0.11
Commercial construction	—	—	—	—
Total commercial real estate	7,255	0.15	4,484	0.10
Equipment financing	3,339	0.65	393	0.07
Total non-accrual loans and leases	152,656	0.83	126,582	0.72
Deferred costs and unamortized premiums, net	139		(69)
Total recorded investment in non-accrual loans and leases (2)	$152,795		$126,513

Total non-accrual loans and leases	$152,656		$126,582
Foreclosed and repossessed assets:
Residential and consumer	5,228		5,759
Equipment financing	83		305
Total foreclosed and repossessed assets	5,311		6,064
Total non-performing assets	$157,967		$132,646

(1)	Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.

(2)	Includes non-accrual TDRs of $95.2 million at September 30, 2018 and $74.3 million at December 31, 2017.
Non-performing assets increased $25.3 million at September 30, 2018 compared to December 31, 2017. The increase in non-performing assets at September 30, 2018 is primarily due to commercial non-mortgage, commercial real estate and equipment finance portfolios. As a result, overall non-performing assets as a percentage of total assets increased to 0.58% at September 30, 2018 as compared to 0.50% at December 31, 2017.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2018	2017
Beginning balance	$126,582	$134,035
Additions	90,121	104,693
Paydowns/draws	(37,998)	(48,187)
Charge-offs	(21,036)	(21,002)
Other reductions	(5,013)	(5,891)
Ending balance	$152,656	$163,648

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
At September 30, 2018, there were 1,521 impaired loans and leases with a recorded investment balance of $266.0 million, which included loans and leases of $92.9 million with an impairment allowance of $17.8 million. This compares to 1,606 impaired loans and leases with a recorded investment balance of $246.8 million, which included loans and leases of $105.4 million, with an impairment allowance of $16.6 million at December 31, 2017. For additional information, see Note 4:Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Nine months ended September 30,
(In thousands)	2018	2017
Beginning balance	$221,404	$223,528
Additions	59,624	25,604
Paydowns/draws	(32,089)	(25,277)
Charge-offs	(6,286)	(2,999)
Transfers to OREO	(2,280)	(2,506)
Ending balance	$240,373	$218,350

(In thousands)	At September 30, 2018	At December 31, 2017
Accrual status	$145,219	$147,113
Non-accrual status	95,154	74,291
Total recorded investment of TDRs	$240,373	$221,404

Specific reserves for TDRs included in the balance of ALLL	$16,338	$12,384
Additional funds committed to borrowers in TDR status	2,926	2,736
Overall, TDR balances increased $19.0 million at September 30, 2018 compared to December 31, 2017, while the specific reserves for TDRs increased from year end, reflective of management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at September 30, 2018.
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

Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by the Consumer Financial Protection Bureau rules.
At September 30, 2018 the ALLL was $211.8 million compared to $200.0 million at December 31, 2017. The increase of $11.8 million in the reserve at September 30, 2018 compared to December 31, 2017 is primarily due to growth in commercial banking. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, increased to 1.16% at September 30, 2018 from 1.14% at December 31, 2017, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 138.76% at September 30, 2018 from 158.00% at December 31, 2017.
The following table provides an allocation of the ALLL by portfolio segment:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$18,673	0.42	$19,058	0.42
Consumer	29,197	1.20	36,190	1.40
Commercial	100,717	1.63	89,533	1.67
Commercial real estate	58,200	1.22	49,407	1.09
Equipment financing	5,045	0.97	5,806	1.06
Total ALLL	$211,832	1.16	$199,994	1.14

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$207,322	$199,578	$199,994	$194,320
Provision	10,500	10,150	32,000	27,900
Charge-offs:
Residential	(874)	(585)	(2,545)	(1,940)
Consumer	(4,863)	(6,197)	(14,844)	(18,273)
Commercial	(740)	(3,002)	(7,869)	(5,321)
Commercial real estate	(1,922)	(749)	(2,039)	(951)
Equipment financing	(136)	(121)	(246)	(425)
Total charge-offs	(8,535)	(10,654)	(27,543)	(26,910)
Recoveries:
Residential	133	280	844	924
Consumer	1,827	1,894	4,884	4,337
Commercial	431	466	1,457	1,105
Commercial real estate	143	10	154	21
Equipment financing	11	79	42	106
Total recoveries	2,545	2,729	7,381	6,493
Net charge-offs	(5,990)	(7,925)	(20,162)	(20,417)
Ending balance	$211,832	$201,803	$211,832	$201,803

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$741	0.07	$305	0.03	$1,701	0.05	$1,016	0.03
Consumer	3,036	0.49	4,303	0.67	9,960	0.53	13,936	0.71
Commercial	309	0.02	2,536	0.19	6,412	0.15	4,216	0.11
Commercial real estate	1,779	0.15	739	0.07	1,885	0.05	930	0.03
Equipment financing	125	0.10	42	0.03	204	0.05	319	0.07
Net charge-offs	$5,990	0.13	$7,925	0.18	$20,162	0.15	$20,417	0.16

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs decreased $1.9 million for the three months ended September 30, 2018 and $0.3 million for the nine months ended September 30, 2018 as compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 is due to declines in both commercial and consumer charge-offs while the decrease for the nine months ended September 30, 2018 is due to a decrease in consumer charge-offs partly offset by an increase in commercial charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the Federal Home Loan Bank System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. The FHLB has initiated a process to redeem the holdings of its member banks in excess of their membership and activity requirements, based on current conditions. As a result, Webster Bank held $83.0 million of FHLB capital stock at September 30, 2018 compared to $100.9 million at December 31, 2017, for its membership and for outstanding advances and other extensions of credit. On August 2, 2018, the FHLB paid a cash dividend equal to an annual yield of 5.87%.
Additionally, Webster Bank is required to hold FRB stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the FRB. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2018 and December 31, 2017, Webster Bank held $50.7 million of FRB capital stock. A semi-annual dividend payment from the FRB is calculated as the lesser of three percent or yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $22.0 billion at September 30, 2018 compared to $21.0 billion at December 31, 2017. The increase is predominately related to an increase in health savings accounts of $560.9 million and time deposits of $626.8 million. See Note 7:Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At September 30, 2018 and December 31, 2017, FHLB advances totaled $1.4 billion and $1.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $3.0 billion at September 30, 2018 and $2.6 billion at December 31, 2017. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.5 billion at both September 30, 2018 and December 31, 2017.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $4.4 billion at September 30, 2018 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.0 billion at the FHLB or approximately $4.2 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. The Company also maintains long-term debt consisting of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033.
Total borrowed funds were $2.2 billion at September 30, 2018 compared to $2.5 billion at December 31, 2017. Borrowings represented 8.2% and 9.6% of total assets at September 30, 2018 and December 31, 2017, respectively. The decrease in borrowings was the result of deposits growing faster than loans which allowed for a lower usage of FHLB advances. For additional information, see Note 8:Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $496.4 million for the nine months ended September 30, 2018 as compared to $300.3 million for the nine months ended September 30, 2017. The increase is most significantly a result of collateral settlement of derivative contracts during the current period.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $220 million in dividends to the Holding Company during the nine months ended September 30, 2018. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2017 Form 10-K. At September 30, 2018, there was $308.6 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $91.7 million of remaining repurchase authority at September 30, 2018. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2018, a total of 441,521 shares of common stock were repurchased for approximately $25.9 million, of which 215,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.2 million, and 226,521 shares were purchased, at market prices, related to stock compensation plan activity for a cost of approximately $13.7 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 83.3% and 83.5% at September 30, 2018 and December 31, 2017, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2018. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2018, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 10:Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the nine months ended September 30, 2018, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 18:Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. With the latest increase in the federal funds rate target range, interest rates have risen sufficiently for the -200 basis points scenario to be re-instituted effective September 30, 2018.
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points might have on Webster's net interest income (NII) over a twelve month period, starting September 30, 2018 and December 31, 2017 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2018	(11.0)%	(4.6)%	3.0%	5.7%
December 31, 2017	N/A	(5.9)%	3.4%	6.4%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster's pre-tax, pre-provision net revenue (PPNR) over a twelve month period, starting September 30, 2018 and December 31, 2017 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2018	(17.6)%	(7.8)%	4.6%	8.6%
December 31, 2017	N/A	(10.4)%	5.3%	9.9%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2018 and December 31, 2017 assumed a Fed Funds rate of 2.25% and 1.50% respectively. This increase in rates resulted in higher NII and PPNR. Asset sensitivity for both NII and PPNR was lower as of September 30, 2018 when compared to December 31, 2017, primarily due to this increase in flat rate scenario income and an increase in fixed mortgage rates which lowered forecast prepayments in mortgage-related investments as well as the maturity and roll forward of long-term, fixed-rate borrowings.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting September 30, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2018	(7.4)%	(3.4)%	1.8%	3.6%	(3.1)%	(1.4)%	1.0%	1.8%
December 31, 2017	(8.5)%	(4.3)%	2.0%	3.9%	(3.9)%	(1.7)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting September 30, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2018	(12.3)%	(5.6)%	2.6%	5.2%	(4.5)%	(2.2)%	1.8%	3.2%
December 31, 2017	(14.8)%	(7.5)%	2.9%	5.7%	(4.8)%	(2.2)%	2.2%	4.0%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR are less positive as of September 30, 2018 when compared to December 31, 2017 due primarily to higher earnings from higher starting rates and to the maturity and roll forward of long-term fixed-rate borrowings. Sensitivity to decreases in the short end of the yield curve for NII and PPNR are less negative from December 31, 2017 due to the higher rate environment as of September 30, 2018 and the impact of deposit floors. As of September 30, 2018, Webster has greater ability to decrease deposit expense which results in less negative sensitivity results. As market rates have risen, Webster has increased selected deposit rates. NII and PPNR were less sensitive to changes in the long end of the yield curve as of September 30, 2018 when compared to December 31, 2017 due primarily to increased fixed mortgage rates and the reduction in forecast prepayment speeds in mortgage-related investments.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2018 and December 31, 2017 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
September 30, 2018
Assets	$27,346,317	$26,572,536	$563,121	$(650,043)
Liabilities	24,530,119	22,653,216	705,993	(606,331)
Net	$2,816,198	$3,919,320	$(142,872)	$(43,712)
Net change as % base net economic value			(3.6)%	(1.1)%

December 31, 2017
Assets	$26,487,645	$25,971,043	$505,148	$(631,744)
Liabilities	23,785,687	22,509,322	729,967	(624,789)
Net	$2,701,958	$3,461,721	$(224,819)	$(6,955)
Net change as % base net economic value			(6.5)%	(0.2)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.7 years at September 30, 2018. At December 31, 2017, the duration gap was negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the higher starting interest rates and the resulting decrease in forecast prepayment assumptions in mortgage-related investments and roll forward and maturities of borrowings.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2018 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of September 30, 2018.
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
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2018, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)	Total Number of Warrants Purchased (2)	Average Price Paid Per Warrant
July	81,831	$63.70	—	$91,745,715	—	$—
August	419	67.52	—	91,745,715	—	—
September	5,554	64.12	—	91,745,715	—	—
Total	87,804	63.74	—	91,745,715	—	—

(1)
On October 24, 2017, the Company's Board of Directors approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

All 87,804 shares purchased during the three months ended September 30, 2018 were related to stock compensation plan activity and acquired at market prices, outside of the repurchase program.

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

Restrictions on Dividends
Holders of the Company's common stock are entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Also, as a bank holding company, the ability to declare and pay dividends is dependent on certain federal regulatory considerations. See Note 10:Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following is the exhibit index.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.25	Change in Control Agreement, dated July 16, 2018, between Webster Financial Corporation, and Karen Higgins-Carter		10-Q	10.25	8/3/2018
10.26	Non-Solicitation Agreement, dated July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X(1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X(1)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(1) This exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 5, 2018	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2018	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)