Form 10-K
period 2018-12-31
WEBSTER FINANCIAL CORP
filed 2019-03-01
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal
Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes    ☑ No
The aggregate market value of common stock held by non-affiliates of Webster Financial Corporation was approximately $5.8 billion, based on the closing sale price of the common stock on the New York Stock Exchange on June 30, 2018, the last trading day of the registrant's most recently completed second quarter.
The number of shares of common stock, par value $.01 per share, outstanding as of February 15, 2019 was 92,288,409.
Documents Incorporated by Reference
Part III: Portions of the Definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on April 25, 2019.

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
Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	our ability to successfully execute our business plan and manage our risks;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers;

•	volatility and disruption in national and international financial markets;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	inflation, changes in interest rates, and securities market and monetary fluctuations;

•	the timely development and acceptance of new products and services and the perceived value of these products and services by customers;

•	changes in deposit flows, consumer spending, borrowings and savings habits;

•	our ability to implement new technologies and maintain secure and reliable technology systems;

•	performance by our counterparties and vendors;

•	the ability to increase market share and control expenses;

•	changes in the competitive environment among banks, financial holding companies and other financial services providers;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance and healthcare) with which we and our subsidiaries must comply;

•	the effect of changes in accounting policies and practices applicable to us; and

•	legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.
All forward-looking statements in this Annual Report on Form 10-K speak only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
DIF	Federal Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred tax asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
QM	Qualified mortgage
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
SOFR	Secured overnight financing rate
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
UTB	Unrecognized tax benefit
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
VOE	Voting interest entity
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART 1
ITEM 1. BUSINESS
Company Overview
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. Its principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank). References in this report to Webster, the Company, we, our, or us, mean Webster Financial Corporation and its consolidated subsidiaries. At December 31, 2018, Webster had assets of $27.6 billion, net loans and leases of $18.3 billion, deposits of $21.9 billion, and shareholders' equity of $2.9 billion.
Webster had 3,265 full-time equivalent employees at December 31, 2018. Webster provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance, and short-term and long-term disability coverage.
Webster Financial Corporation's common stock is traded on the New York Stock Exchange under the symbol WBS. Webster's internet address is www.websterbank.com and investor relations internet address is www.wbst.com. Webster makes available free of charge on these websites its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (SEC). These documents are also available to the public on the Internet at the SEC's website at www.sec.gov. Information on Webster’s website and its investor relations website is not incorporated by reference into this report.
Business Segments
The Company delivers a wide range of banking, investment, and financial services to businesses and individuals through three reportable segments - Commercial Banking, HSA Bank, a division of Webster Bank, National Association (HSA Bank), and Community Banking.
Commercial Banking provides lending, deposit, and treasury and payment solutions with a focus on building relationships with companies that have annual revenues greater than $25 million. Commercial Banking is comprised of the following:

•
Middle Market delivers a full array of financial services to a diversified group of companies, leveraging industry specialization and delivering competitive products and services, primarily in the Northeast.

•
Commercial Real Estate provides financing, primarily in the Northeast, for the acquisition, development, construction, or refinancing of commercial real estate for which the property is the primary security for the loan and income generated from the property is the primary repayment source.

•
Webster Business Credit Corporation is the asset-based lending subsidiary of Webster Bank and is one of the top 25 asset-based lenders in the U.S. Webster Business Credit Corporation builds relationships with growing middle market companies by financing core working capital and import financing needs primarily with revolving credit facilities with advance rates against accounts receivable and inventory. Webster Business Credit Corporation lends primarily in the eastern half of the U.S.

•
Webster Capital Finance is the equipment finance subsidiary of Webster Bank. Webster Capital Finance offers small to mid-ticket financing for critical equipment with specialties in construction, transportation, environmental and manufacturing equipment. Webster Capital Finance lends primarily in the eastern half of the U.S. and in other select markets

•
Treasury and Payment Solutions delivers a broad range of deposit, lending, treasury, and trade services, primarily in the Northeast, via a dedicated team of treasury professionals and local commercial bankers. Treasury and Payment Solutions is comprised of Government and Institutional Banking, Cash Management Sales and Product Management to deliver holistic solutions to Webster’s increasingly sophisticated business and institutional clients.

HSA Bank is a leading bank administrator of health savings accounts based on assets under administration. With a focus on health savings accounts, HSA Bank also delivers health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states. Health savings accounts are distributed nationwide directly to employers and individual consumers as well as through national and regional insurance carriers, benefit consultants and financial advisors. At December 31, 2018, HSA Bank had over 2.7 million accounts with more than $7.2 billion in health savings account deposits and linked investment balances.

Community Banking serves consumers and business banking customers primarily throughout southern New England and into Westchester County, NY. Community Banking is comprised of personal and business banking, as well as a distribution network consisting of 157 banking centers, 316 ATMs, a customer care center, and a full range of web and mobile based banking services.

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

Additional information relating to our business segments is included under the caption "Segment Reporting" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Subsidiaries of Webster Financial Corporation
Webster Financial Corporation's direct consolidated subsidiaries include Webster Bank, Webster Wealth Advisors, Inc., and Webster Licensing, LLC. Additionally, Webster Financial Corporation, the Holding Company, owns all of the outstanding common stock of Webster Statutory Trust, an unconsolidated financial vehicle that has issued, and may in the future issue, trust preferred securities.
Webster Bank offers its wide range of financial services to individuals, families and businesses. Through its HSA Bank division, Webster Bank offers health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Through its strategic partnership with LPL, Webster Bank offers investment and securities-related services.
Webster Bank's significant direct subsidiaries include: Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank; Webster Business Credit Corporation, which offers asset-based lending services; and Webster Capital Finance, Inc., which offers equipment financing for end users of equipment. Webster Bank also has various other subsidiaries that are not significant to the consolidated group.
Competition
Webster is subject to strong competition from banks, thrifts, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, and online lending and savings institutions. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank entities, greater technological developments in the industry, and continued bank regulatory reforms.
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and hours, mobile banking and other automated services. Competition for deposits comes from other commercial banks, thrifts, credit unions, non-bank health savings account trustees, mutual funds, and other investment alternatives. The primary factors in competing for consumer and commercial loans are interest rates, loan origination fees, ease and convenience of loan origination channels, the quality and range of lending services, personalized service and ability to close within customers' desired time frame. Competition for origination of loans comes primarily from commercial banks, non-bank lenders, savings institutions, mortgage banking firms, mortgage brokers, online lenders, and insurance companies. Other factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies. The current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising, and perhaps repealing portions of the Dodd-Frank Act and certain of its implementing regulations.
On May 14, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), which among other things, amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve System, the FDIC, and the OCC. The amendments made by the EGRRCPA provide limited regulatory relief for certain financial institutions and additional tailoring of banking and consumer protection laws, while preserving the existing framework under which U.S. financial institutions are regulated, including the discretionary authority of the Federal Reserve System, the FDIC, and the OCC to supervise bank holding companies and insured depository institutions, such as Webster Financial Corporation and Webster Bank.
In addition, EGRRCPA includes certain other banking-related consumer protection as securities law-related provisions. Many of the EGRRCPA changes must be implemented through rules adopted by the federal banking regulators and certain changes remain subject to substantial regulatory discretion of the federal banking regulators. As a result, the full impact of EGRRCPA will remain unclear for the immediate future. The Company expects to continue to evaluate the potential impact of EGRRCPA as it is further implemented by the regulators.
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

Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations. However, as of the enactment of EGRRCPA on May 24, 2018, bank holding companies with less than $100 billion in assets, such as Webster Financial Corporation are exempt from the enhanced prudential standards imposed under Section 165. As a result Webster Financial Corporation is relieved from the requirement to conduct company-run stress testing for itself and Webster Bank. However, while the federal banking agencies will not require company-run stress testing, the capital planning and risk management practices of the Company will continue to be reviewed through regular supervisory processes of the Federal Reserve System and the OCC. The Company will continue to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.
Furthermore, under a previously issued rule of the Federal Reserve System implementing enhanced prudential standards required by the Dodd-Frank Act, bank holding companies with more than $10 billion in assets were subject to certain rules, including a requirement to establish a separate risk committee of independent directors to manage enterprise-wide risk. EGRRCPA subsequently increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding the changes implemented by EGRRCPA, the Company anticipates retaining its Risk Committee of the Board of Directors.
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
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster and Webster Bank, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities (CLO) and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The Federal Reserve approved Webster's illiquid funds extension request, thereby providing Webster with up to five additional years, to July 21, 2022, to bring such holdings into compliance with the Volcker Rule.
Dividends
The principal source of liquidity for the Holding Company is dividends from Webster Bank. Prior approval of the OCC would be required if the total of all dividends declared by a national bank in a year would exceed the sum of its net income for that year and its undistributed net income for the preceding two years, less any required transfers to surplus. Federal law also prohibits a national bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of allowance for loan and lease losses (ALLL). Webster Bank paid the Holding Company $290.0 million in dividends during the year ended December 31, 2018 and had $341.8 million of undistributed net income available for payment of dividends at December 31, 2018.

In addition, Webster Financial Corporation and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory agencies are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. The regulations require that Webster maintain cash reserves against aggregate transaction accounts in excess of the exempt amount of $16.0 million at December 31, 2018. Effective January 17, 2019, amounts greater than $16.3 million up to and including $124.2 million have a reserve requirement of 3% and amounts in excess of $124.2 million have a reserve requirement of 10%. Webster Bank is in compliance with these cash reserve requirements.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the Federal Reserve Bank (FRB) of Boston. The required shares may be adjusted up or down based on changes to Webster Bank's common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in FRB of Boston stock of $50.7 million at December 31, 2018. The FRBs pay a semi-annual dividend, to member banks with total assets greater than $10 billion, equal to the lesser of 6% or the yield on the 10-year Treasury note auctioned at the last auction prior to the dividend payment date. For the semi-annual period ended December 31, 2018, the FRB of Boston declared a cash dividend equal to an annual yield of 2.92%.
Federal Home Loan Bank System
The Federal Home Loan Bank (FHLB) System provides a central credit facility for member institutions. Webster Bank is a member of the FHLB of Boston. Webster Bank (the Bank) is required to purchase and hold shares of capital stock in the FHLB for both membership and activity-based purposes. The capital stock requirement includes an amount equal to 0.35% of the aggregate principal amount of the Bank's unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million, plus an amount that varies from 3.0% to 4.5% depending on the maturities of its FHLB advances, which totaled approximately $1.8 billion at December 31, 2018. Webster Bank was in compliance with these requirements, with a total investment in FHLB stock of $98.6 million at December 31, 2018. On November 2, 2018, the FHLB paid a quarterly cash dividend equal to an annual yield of 5.87%.
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
Capital Adequacy
The final rules establishing a new comprehensive capital framework for U.S. banking organizations (Capital Rules) under a global regulatory framework developed by the Basel Committee on Banking Supervision (BASEL III) adopted by the Federal Reserve System, the OCC, and the FDIC generally implement the capital framework for strengthening international capital standards. The Capital Rules define the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.
The Capital Rules: (i) include the capital measure Common Equity Tier 1, defined by Basel III capital rules (CET1 capital) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 capital and additional Tier 1 capital instruments meeting certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expand the scope of deductions from and adjustments to capital as compared to existing regulations.

Under the Capital Rules, for most banking organizations, including Webster, the most common form of additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and the qualifying portion of ALLL, in each case, subject to specific requirements of the Capital Rules. Tier 1 capital to adjusted, as defined, average consolidated assets is known as the Tier 1 leverage ratio.
Pursuant to the Capital Rules, ratio thresholds are as follows:

	Adequately Capitalized	Well Capitalized
CET1 risk-based capital	4.5%	6.5%
Total risk-based capital	8.0	10.0
Tier 1 risk-based capital	6.0	8.0
Tier 1 leverage capital	4.0	5.0
The Capital Rules also include a capital conservation buffer, composed entirely of CET1 capital, in addition to the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions hold a capital conservation buffer above its minimum risk-based capital requirements in order to avoid limitations on distributions, such as dividends; equity; other capital instrument repurchases; and certain discretionary bonus payments to executive officers, based on the amount of the shortfall. The Capital Rules became fully phased-in on January 1, 2019. Thus, the capital standards applicable to Webster and Webster Bank beginning in 2019, include an additional capital conservation buffer for which the lowest capital ratio excess over adequately capitalized must be at least 2.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing assets, certain deferred tax assets (DTAs), and significant investments in non-consolidated financial institutions be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items, in the aggregate, exceed 15% of CET1 capital.
Under the Basel III Rule, certain off-balance sheet commitments and obligations are converted into risk-weighted assets, that together with on-balance sheet assets, are the base against which regulatory capital is measured. The risk-weighting categories are standardized for bank holding companies and banks based on a risk-sensitive analysis, depending on the nature of the exposure. Risk weights range from 0% for U.S. government securities to 1,250% for exposures such as certain tranches of securitizations or certain equity exposures.
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
Prompt corrective action ratios are as follows:

	Well	Adequately	Under	Significantly
	Capitalized	Capitalized	Capitalized	Under-Capitalized
CET1 risk-based capital	6.5%	4.5%	< 4.5%	< 3.0%
Total risk-based capital	10.0	8.0	< 8.0%	< 6.0%
Tier 1 risk-based capital	8.0	6.0	< 6.0%	< 4.0%
Tier 1 leverage capital	5.0	4.0	< 4.0%	< 3.0%
An insured depository institution with a ratio of tangible equity to total assets that is less than 2% is considered critically under-capitalized.
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

Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (FRA) and Federal Reserve Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
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
The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third-parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity plannning processes to ensure rapid recovery, resumption, and maintenance of the institution's operations after a cyber attack. Further, pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their non-public personal information.

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
The Bank’s quarterly assessment is calculated using the FDIC’s standardized risk-based assessment methodology, determined by the FDIC, which multiplies the Bank's assessment base by its assessment rate. The assessment base is defined as the average consolidated total assets less the average tangible equity of the Bank. The assessment rate is based on measures of the institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk (CAMELS) ratings, certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure. The FDIC also has the ability to make discretionary adjustments to the base assessment rate to reflect idiosyncratic quantitative and qualitative risk factors not captured in the FDIC’s standardized risk-based assessment methodology.
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
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including Webster and Webster Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
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
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA, as implemented by OCC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The OCC examines Webster Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster Financial Corporation. Webster Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank's latest OCC CRA rating was Outstanding.

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
Risk Management Framework
Webster takes a comprehensive approach to risk management with a defined enterprise risk management framework which provides a structured approach for identifying, assessing and managing risks across the Company in a coordinated manner, including strategic and reputational, credit, information security and technology, operational and compliance, market, liquidity, and capital risks as discussed in detail in the sections below.
Strategic and Reputational Risks
The enterprise risk management framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs, and processes in place to support informed decision making in order to anticipate risks before they materialize and to maintain Webster's risk profile consistent with its risk strategy and appetite.
The enterprise risk management framework includes an articulated risk appetite statement approved annually by the Board of Directors. The risk appetite statement is supported by board and business level scorecards with defined risk tolerance limits to ensure that Webster maintains an acceptable risk profile by providing a common framework and a comparable set of measures that indicate the level of risk that the Company is willing to accept. The risk appetite is refreshed annually in conjunction with the strategic plan to align risk appetite with Webster's strategy and financial plan.

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
The Risk Committee of the Board of Directors, comprised of independent directors, oversees all of Webster's risk-related matters and provides input and guidance to the Board of Directors and the executive team, as appropriate. Webster's Enterprise Risk Management Committee (ERMC), which reports directly to the Risk Committee of the Board of Directors, is chaired by the Chief Risk Officer and is comprised of Webster's executive management and senior risk officers.
The Chief Risk Officer is responsible for establishing and maintaining Webster's enterprise risk management framework and overseeing credit risk, operational and compliance risk, Bank Secrecy Act compliance and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity, and capital risk management activities. The Chief Information Officer, who reports to the Chief Executive Officer, is responsible for overseeing information security and technology risk management activities.
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
As part of credit risk management governance, Webster has an established Credit Risk Management Committee that meets regularly to review key credit risk topics, issues, and policies. The Credit Risk Management Committee reviews Webster's credit risk scorecard, which covers key risk indicators and limits established as part of the Company's risk appetite framework. The Credit Risk Management Committee is chaired by the Chief Credit Officer and includes senior managers responsible for lending as well as senior managers from the credit risk management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC and Risk Committee of the Board of Directors.
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
Information Security and Technology Risks
The use of technology to store and process information and an increasing use of mobile devices and cloud technologies to conduct financial transactions continues to expose Webster to the risk of potential operational disruption, or information security incidents. Sources of these risks include deliberate or accidental acts by employees, external parties, technology failure, third-party security practices, and environmental factors. Webster is committed to preventing, detecting, and responding to incidents that may impact the confidentiality, integrity, and availability of information assets and has established a comprehensive information security and technology framework, with policies, procedures, processes, systems, and oversight by the Information Security Oversight Committee. The Chief Information Security Officer is responsible for overseeing the development and implementation of Webster's information security framework and serves as the Chair of the Information Security Oversight Committee.
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

Webster's Operational Risk Management Committee, which consists of senior risk officers and senior managers responsible for operational and compliance risk management across the Company, periodically reviews the aforementioned programs, as well as key operational risk trends, issues, and mitigation activities. The Director of Enterprise and Operational Risk Management chairs the Operational Risk Management Committee and is responsible for overseeing the development and implementation of Webster's operational risk management framework.
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Webster's interest rate sensitivity is monitored on an ongoing basis by its Asset/Liability Committee (ALCO). The primary goal of ALCO is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments, subject to Board approved risk limits. ALCO is chaired by Webster's Corporate Treasurer and members include the Chief Executive Officer, Chief Financial Officer and Chief Risk Officer. ALCO activities and findings are regularly reported to the ERMC and the Board of Directors.
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
The Holding Company requires funds for dividends to shareholders, payment of debt obligations, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from Webster Bank, income from investment securities, and the issuance of equity and debt in the capital markets.
Both the Holding Company and Webster Bank maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the ERMC and the Board of Directors.
Capital Risk
Webster aims to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management operating ranges and recommends capital conservation, generation, and/or deployment strategies. ALCO also has responsibility for the annual capital plan, capital ratio range setting, contingency planning and stress testing, which are all reviewed and approved by the ERMC and the Board of Directors, at least annually.
Internal Audit
Internal Audit provides independent, objective assurance and advisory services by applying a risk-based approach to selectively test and evaluate the design and operating effectiveness of applicable internal controls throughout the Company. This evaluation function brings a systematic and disciplined approach to enhancing the effectiveness of the Company's governance, risk management, and internal control processes.
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
Additional information on risks and uncertainties and additional factors that could affect the Company's results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2018, and in other reports Webster Financial Corporation files with the SEC.

ITEM 1A. RISK FACTORS
An investment in our securities involves risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could adversely affect our business and impact results of operations or financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. If any of the events or circumstances described in the following risks factors actually occurs, our business, results of operations or financial condition could be harmed, as a result.
Risks Relating to the Economy, Financial Markets, and Interest Rates
Difficult conditions in the economy and the financial markets may have a materially adverse effect on our business, financial condition and results of operations.
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

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies and changes in financial services technologies; and

•	the effects of recent and proposed changes in laws such as the Tax Cuts and Jobs Act of 2017 (Tax Act).
The business environment and financial markets in the U.S. have experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen. Difficult economic conditions could adversely affect our business, results of operations and financial condition.
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
The soundness of other financial institutions could adversely affect our business.
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

Changes in interest rates and spreads could have an impact on earnings and financial condition which could have a negative impact on the value of our stock.
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
The uncertainty about the future of London Interbank Offered Rate (LIBOR) may adversely impact our business.
The Financial Conduct Authority (the authority that regulates LIBOR) has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot, and will not, be guaranteed after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is not possible at this time to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our loan and lease and investment portfolios, asset-liability management, business, financial condition and results of operations. Webster has material contracts that are indexed to LIBOR and is currently monitoring this activity and evaluating the related risks.
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
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. Additionally, recent changes to the legal and regulatory framework governing our operation, including the continued implementation of Dodd-Frank Act and EGRRCPA have and will continue to affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act imposed additional regulatory obligations and increased scrutiny from federal banking agencies. In general, we expect this focus to continue and compliance requirements can be costly to implement. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
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
Changes in accounting standards and policies could materially impact how we report our results of operations and financial condition.
Our accounting policies and methods are fundamental to how we record and report our results of operations and financial condition. Accordingly, we exercise judgment in selecting and applying these accounting policies and methods so they comply with U.S. Generally Accepted Accounting Principles (GAAP). From time to time, the Financial Accounting Standards Board (FASB), regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies may change prior interpretations or positions on how these standards should be applied. The impact of these changes can be difficult to predict and can materially impact how we report our results of operations and financial condition. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. Such changes could also require the Company to incur additional personnel, technology, or other costs. Notably, on January 1, 2020, the Company will be required to comply with a new accounting standard commonly referred to as the Current Expected Credit Losses (CECL). CECL will fundamentally change how we estimate credit losses on loans and certain other instruments requiring earlier recognition of expected credit losses measured over the life of the instrument. A discussion of accounting standards issued but not yet adopted including CECL can be found in Note 1 to the Consolidated Financial Statements.
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
We are subject to changes in tax law that could increase our effective tax rates. While the Tax Act reduced the federal corporate tax rate from 35% to 21% beginning in 2018, which has had a favorable impact on our earnings and capital generation abilities, the new legislation also enacted limitations on certain deductions, such as FDIC deposit insurance premiums, which partially offset the increase in net earnings from the lower tax rate. In addition, further changes in the tax law, changes in interpretations, guidance or regulations that may be promulgated, or actions that we may take as a result of the Tax Act could negatively impact our business. Similarly, our customers are likely to continue to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our financial performance and the economy as a whole.

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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, online lenders, factoring companies and other financial intermediaries. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions, which may give them certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service and products; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The loss of key partnerships could adversely affect our HSA Bank division.
Our HSA Bank division relies on partnerships with various health insurance carriers and other partners to maximize our distribution model. In particular, health plan partners, who provide high deductible health plan options, are a significant source of new and existing health savings account holders. If these health plan partners or other partners choose to align with our competitors, our results of operations, business and prospects could be adversely affected.

We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of key personnel could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel.
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
From time to time we may evaluate expansion through the acquisition of banks or branches, or other financial businesses or assets. Such acquisitions involve various risks commonly associated with acquisitions, including, among other things:

•	The possible loss of key employees and customers;

•	Potential business disruptions;

•	Potential changes in banking or tax laws or regulations that may affect the business;

•	Potential exposure to unknown or contingent liabilities; and

•	Potential difficulties in integrating the target business into our own.
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
Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, declines in housing activity including declines in building permits, housing starts and home prices, may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. We may suffer higher loan and lease losses as a result of these factors and the resulting impact on our borrowers. A declining economy could negatively affect employment levels and impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need, depending on an analysis of the adequacy of the allowance for loan and lease losses, additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.
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
If all or a significant portion of the unrealized losses in our investment securities were determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely impacted.
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
We may not be able to fully realize the balance of our net DTA.
The value of our DTA is partially reduced by a valuation allowance. A valuation allowance is provided when it is more-likely-than-not that some portion of our DTA will not be realized. We regularly assess available positive and negative evidence to determine whether it is more-likely-than-not that our net DTA will not be realized. Realization of a DTA requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to conclude that a significant portion of our remaining DTA is not more-likely-than-not to be realized, the required valuation allowance could adversely affect our financial position, results of operations and regulatory capital ratios.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company's executive and primary administrative functions, as well as the principal banking headquarters of Webster Bank. Other key operation and administration functions are in an owned facility in New Britain, Connecticut and in leased facilities in Hartford, Connecticut and Southington, Connecticut. The Company considers its properties suitable and adequate for present needs.
In addition to the property noted above, the Company's segments maintain the following leased or owned offices. Lease expiration dates vary, up to 68 years, with renewal options for 1 to 25 years. For additional information regarding leases and rental payments see Note 21: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington, D.C. Significant properties are located in: Hartford, New Haven, Stamford, and Waterbury, Connecticut; Boston, Massachusetts; New York City and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
The Commercial Banking segment also includes: Webster Capital Finance with headquarters in New Britain, Connecticut; Webster Business Credit Corporation with headquarters in New York, New York and offices in Atlanta, Georgia, Baltimore, Maryland, Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Charlotte, North Carolina and New Milford, Connecticut; and Private Banking with headquarters in Stamford, Connecticut and offices in Hartford, New Haven, Waterbury, and Greenwich, Connecticut, Boston, Massachusetts, and Providence, Rhode Island.
HSA Bank
The HSA Bank segment is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
Community Banking
The Community Banking segment maintains the following banking centers:

Location	Leased	Owned	Total
Connecticut	71	41	112
Massachusetts	19	10	29
Rhode Island	6	3	9
New York	7	—	7
Total banking centers	103	54	157
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster Financial Corporation's common shares trade on the New York Stock Exchange under the symbol WBS. On February 15, 2019, there were 5,365 shareholders of record as determined by Broadridge, the Company’s transfer agent.
Exchanges of Registered Securities
Registered securities are exchanged as part of employee and director stock compensation plans.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster Financial Corporation during the year ended December 31, 2018.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
October	—	$—	—	$91,745,715
November	1,483	60.84	—	91,745,715
December	—	—	—	91,745,715
Total	1,483	60.84	—	91,745,715

(1)
On October 24, 2017, the Company announced that its Board of Directors had approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. This program will remain in effect until fully utilized or until modified, superseded, or terminated.

All 1,483 shares purchased during the three months ended December 31, 2018 were related to stock compensation plan activity, acquired at market prices, outside of the repurchase program.

Performance Graph
The performance graph compares Webster Financial Corporation’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (S&P 500 Index) and the Keefe, Bruyette & Woods Regional Banking Index (KRX Index).
Cumulative shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The cumulative shareholder return over a five-year period assumes a simultaneous initial investment of $100, on December 31, 2013, in Webster Financial Corporation common stock and in each of the indices above.

	Period Ending December 31,
	2013	2014	2015	2016	2017	2018
Webster Financial Corporation	$100	$107	$125	$188	$198	$178
S&P 500 Index	$100	$114	$115	$129	$157	$150
KRX Index	$100	$102	$109	$151	$154	$127

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
Results of Operations

Selected Financial Data	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheets
Total assets	$27,610,315	$26,487,645	$26,072,529	$24,641,118	$22,497,175
Loans and leases, net	18,253,136	17,323,864	16,832,268	15,496,745	13,740,761
Investment securities	7,224,150	7,125,429	7,151,749	6,907,683	6,666,828
Deposits (1)	21,858,845	20,993,729	19,303,857	17,952,778	15,651,605
Borrowings	2,634,703	2,546,141	4,017,948	4,040,799	4,335,193
Preferred stock	145,037	145,056	122,710	122,710	151,649
Total shareholders' equity	2,886,515	2,701,958	2,527,012	2,413,960	2,322,815
Statements Of Income
Interest income	$1,055,167	$913,605	$821,913	$760,040	$718,941
Interest expense	148,486	117,318	103,400	95,415	90,500
Net interest income	906,681	796,287	718,513	664,625	628,441
Provision for loan and lease losses	42,000	40,900	56,350	49,300	37,250
Non-interest income	282,568	259,478	264,478	237,777	202,108
Non-interest expense	705,616	661,075	623,191	555,341	501,600
Income before income tax expense	441,633	353,790	303,450	297,761	291,699
Income tax expense (2)	81,215	98,351	96,323	93,032	91,973
Net income	$360,418	$255,439	$207,127	$204,729	$199,726
Earnings applicable to common shareholders	$351,703	$246,831	$198,423	$195,361	$188,496
Per Share Data
Basic earnings per common share	$3.83	$2.68	$2.17	$2.15	$2.10
Diluted earnings per common share	3.81	2.67	2.16	2.13	2.08
Dividends and dividend equivalents declared per common share	1.25	1.03	0.98	0.89	0.75
Dividends declared per Series A preferred stock share	—	—	—	21.25	85.00
Dividends declared per Series E preferred stock share	—	1,600.00	1,600.00	1,600.00	1,600.00
Dividends declared per Series F preferred stock share	1,323.44	—	—	—	—
Book value per common share	29.72	27.76	26.17	24.99	23.99
Tangible book value per common share (non-GAAP)	23.60	21.59	19.94	18.69	18.10
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	8.05%	7.67%	7.19%	7.12%	7.46%
Return on average assets	1.33	0.97	0.82	0.87	0.93
Return on average common shareholders’ equity	13.37	9.92	8.44	8.70	8.85
Return on average tangible common shareholders' equity (non-GAAP)	17.17	13.00	11.36	11.96	11.90
Net interest margin	3.60	3.30	3.12	3.08	3.21
Efficiency ratio (non-GAAP)	57.75	60.33	62.01	59.93	59.18
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases	0.84%	0.72%	0.79%	0.89%	0.93%
Non-performing assets as a percentage of loans and leases plus OREO	0.87	0.76	0.81	0.92	0.98
Non-performing assets as a percentage of total assets	0.59	0.50	0.53	0.59	0.61
ALLL as a percentage of non-performing loans and leases	137.22	158.00	144.98	125.05	122.62
ALLL as a percentage of loans and leases	1.15	1.14	1.14	1.12	1.15
Net charge-offs as a percentage of average loans and leases	0.16	0.20	0.23	0.23	0.23
Ratio of ALLL to net charge-offs	7.16 x	5.68 x	5.25 x	5.21 x	5.21 x

(1)	The Company completed its acquisition of the health savings account business of JPMorgan Chase Bank, N.A. on January 13, 2015, assuming approximately $1.4 billion in deposits.

(2)
The enactment of the Tax Act in December 2017 impacted income tax expense in 2018 and 2017. Refer to Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

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
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2018	2017	2016	2015	2014
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,886,515	$2,701,958	$2,527,012	$2,413,960	$2,322,815
Less: Preferred stock (GAAP)	145,037	145,056	122,710	122,710	151,649
Goodwill and other intangible assets (GAAP)	564,137	567,984	572,047	577,699	532,553
Tangible common shareholders' equity (non-GAAP)	$2,177,341	$1,988,918	$1,832,255	$1,713,551	$1,638,613
Common shares outstanding	92,247	92,101	91,868	91,677	90,512
Tangible book value per common share (non-GAAP)	$23.60	$21.59	$19.94	$18.69	$18.10

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,177,341	$1,988,918	$1,832,255	$1,713,551	$1,638,613
Total assets (GAAP)	$27,610,315	$26,487,645	$26,072,529	$24,641,118	$22,497,175
Less: Goodwill and other intangible assets (GAAP)	564,137	567,984	572,047	577,699	532,553
Tangible assets (non-GAAP)	$27,046,178	$25,919,661	$25,500,482	$24,063,419	$21,964,622
Tangible common equity ratio (non-GAAP)	8.05%	7.67%	7.19%	7.12%	7.46%

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Return on average tangible common shareholders' equity (non-GAAP):
Net Income (GAAP)	$360,418	$255,439	$207,127	$204,729	$199,726
Less: Preferred stock dividends (GAAP)	7,853	8,184	8,096	8,711	10,556
Add: Intangible assets amortization, tax-affected (GAAP)	3,039	2,640	3,674	4,121	1,745
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$355,604	$249,895	$202,705	$200,139	$190,915
Average shareholders' equity (non-GAAP)	$2,782,132	$2,617,275	$2,481,417	$2,387,286	$2,289,699
Less: Average preferred stock (non-GAAP)	145,068	124,978	122,710	134,682	151,649
Average goodwill and other intangible assets (non-GAAP)	566,048	570,054	574,785	579,366	533,549
Average tangible common shareholders' equity (non-GAAP)	$2,071,016	$1,922,243	$1,783,922	$1,673,238	$1,604,501
Return on average tangible common shareholders' equity (non-GAAP)	17.17%	13.00%	11.36%	11.96%	11.90%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$705,616	$661,075	$623,191	$555,341	$501,600
Less: Foreclosed property activity (GAAP)	(139)	(238)	(326)	517	(74)
Intangible assets amortization (GAAP)	3,847	4,062	5,652	6,340	2,685
Other expense (non-GAAP)	11,878	9,029	3,513	975	3,029
Non-interest expense (non-GAAP)	$690,030	$648,222	$614,352	$547,509	$495,960
Net interest income (GAAP)	$906,681	$796,287	$718,513	$664,625	$628,441
Add: Tax-equivalent adjustment (non-GAAP)	9,026	16,953	13,637	10,617	11,124
Non-interest income (GAAP)	282,568	259,478	264,478	237,777	202,108
Other (non-GAAP)	1,244	1,798	1,780	1,111	1,889
Less: Gain on sale of investment securities, net (GAAP)	—	—	414	609	5,499
One-time gain on: sale of banking centers - redemption of an asset (GAAP)	4,596	—	7,331	—	—
Income (non-GAAP)	$1,194,923	$1,074,516	$990,663	$913,521	$838,063
Efficiency ratio (non-GAAP)	57.75%	60.33%	62.01%	59.93%	59.18%

The following table summarizes daily average balances, interest and yield, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Loans and leases	$18,033,587	$845,146	4.69%	$17,295,027	$712,794	4.12%	$16,266,101	$624,300	3.84%
Investment securities	7,137,326	211,227	2.93	7,047,744	210,044	2.97	6,910,649	203,467	2.95
FHLB and FRB stock	132,607	6,067	4.58	155,949	5,988	3.84	188,854	6,039	3.20
Interest-bearing deposits	63,178	1,125	1.78	63,397	698	1.10	57,747	295	0.51
Loans held for sale	15,519	628	4.04	29,680	1,034	3.49	44,560	1,449	3.25
Total interest-earning assets	25,382,217	$1,064,193	4.18%	24,591,797	$930,558	3.78%	23,467,911	$835,550	3.56%
Non-interest-earning assets	1,640,385			1,669,370			1,753,316
Total assets	$27,022,602			$26,261,167			$25,221,227

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$4,185,183	$—	—%	$4,079,493	$—	—%	$3,853,700	$—	—%
Health savings accounts	5,540,000	10,980	0.20	4,839,988	9,612	0.20	4,150,733	9,342	0.23
Interest-bearing checking, money market and savings	9,115,168	36,559	0.40	9,508,416	27,287	0.29	8,921,844	17,989	0.20
Time deposits	2,818,271	42,868	1.52	2,137,574	25,354	1.19	2,027,029	22,527	1.11
Total deposits	21,658,622	90,407	0.42	20,565,471	62,253	0.30	18,953,306	49,858	0.26

Securities sold under agreements to repurchase and other borrowings	784,998	13,491	1.72	876,660	14,365	1.64	947,858	14,528	1.53
FHLB advances	1,339,492	33,461	2.50	1,764,347	30,320	1.72	2,413,309	29,033	1.20
Long-term debt	225,895	11,127	4.93	225,639	10,380	4.60	225,607	9,981	4.42
Total borrowings	2,350,385	58,079	2.47	2,866,646	55,065	1.92	3,586,774	53,542	1.49
Total interest-bearing liabilities	24,009,007	$148,486	0.62%	23,432,117	$117,318	0.50%	22,540,080	$103,400	0.46%
Non-interest-bearing liabilities	231,463			211,775			199,730
Total liabilities	24,240,470			23,643,892			22,739,810

Preferred stock	145,068			124,978			122,710
Common shareholders' equity	2,637,064			2,492,297			2,358,707
Total shareholders' equity	2,782,132			2,617,275			2,481,417
Total liabilities and equity	$27,022,602			$26,261,167			$25,221,227

Tax-equivalent net interest income		915,707			813,240			732,150
Less: Tax-equivalent adjustments		(9,026)			(16,953)			(13,637)
Net interest income		$906,681			$796,287			$718,513
Net interest margin			3.60%			3.30%			3.12%

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 76.2% of total revenue for the year ended December 31, 2018.
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
The Federal Open Market Committee has gradually raised the federal funds rate target range nine times since December 16, 2015. Effective December 20, 2018, the target range was increased to 2.25-2.50% as compared to 1.25-1.50% at December 31, 2017. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Comparison of 2018 to 2017
Financial Performance
Net income of $360.4 million for the year ended December 31, 2018 increased 41.1% over the year ended December 31, 2017. Strong loan growth funded with growth in low-cost long-duration health savings account deposits, contributed to a 30 basis points increase in net interest margin. Non-interest income improved, led by growth in deposit service fees, while non-interest expense increases for strategic growth initiatives partially offset the increases in revenue.
Income before income tax expense was $441.6 million for the year ended December 31, 2018, an increase of $87.8 million from $353.8 million for the year ended December 31, 2017.
The primary drivers to the increase in income before income tax expense include:

•	net interest income increased $110.4 million;

•	deposit service fees increased $11.0 million; and

•	a $4.6 million gain on the sale of six banking centers.
This was partially offset by increased non-interest expense of $44.5 million and provision for loan and lease losses of $1.1 million.
The impact of the items outlined above, coupled with the effect from income tax expense of $81.2 million for an effective tax rate of 18.4% for the year ended December 31, 2018, and $98.4 million for an effective tax rate of 27.8% for the year ended December 31, 2017, resulted in net income of $360.4 million and diluted earnings per share of $3.81 for the year ended December 31, 2018 compared to net income of $255.4 million and diluted earnings per share of $2.67 for the year ended December 31, 2017. The decreases in both tax expense and the effective tax rate principally reflect the reduction of the U.S corporate tax rate from 35% to 21%, effective in 2018 as a result of the Tax Act along with related tax planning benefits.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 57.75% for 2018 and 60.33% for 2017. The improvement in the ratio highlights the Company's strong net interest income growth accelerating at a rate greater than the increase in non-interest expense.
Net charge-offs as a percentage of average loans and leases was 0.16% for the year ended December 31, 2018 as compared to 0.20% for the year ended December 31, 2017. Non-performing assets as a percentage of loans, leases, and other real estate owned (OREO) increased to 0.87% at December 31, 2018 from 0.76% at December 31, 2017, as non-performing asset balances slowly increased during the year.

Net Interest Income
Net interest income totaled $906.7 million for the year ended December 31, 2018 compared to $796.3 million for the year ended December 31, 2017, an increase of $110.4 million. Average interest-earning assets during 2018 increased $0.8 billion compared to 2017, mainly due to increased loan balances, up 4.3%. Loan yields improved 57 basis points. Net interest income increased primarily due to these increases partially offset by the 12 basis points increase in deposit costs. The overall average yield on interest-earning assets increased 40 basis points to 4.18% during 2018 from 3.78% during 2017. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2018 increased $0.6 billion compared to 2017, primarily from health savings account growth of $0.7 billion in 2018. The increases in other deposits of $0.3 billion was offset by the decrease in borrowings of $0.5 billion. The average cost of interest-bearing liabilities increased 12 basis points to 0.62% during 2018 compared to 0.50% during 2017, primarily the result of the federal funds rate being increased four times during 2018.
Net interest margin increased 30 basis points to 3.60% for the year ended December 31, 2018 from 3.30% for the year ended December 31, 2017. The increase in net interest margin is primarily due to an increase in commercial loan and home equity line yields which are primarily variable rate, partially offset by reduced effective yields on the portfolio of tax-exempt securities, and an increased cost of interest-bearing liabilities. The increased cost of interest-bearing liabilities was due to the federal funds rate increases, mitigated by lower borrowing balances as well as a shift towards deposit balances which are generally lower cost and not as sensitive to increases in the federal funds rate.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2018 vs. 2017 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$98,805	$33,547	$132,352
Loans held for sale	97	(504)	(407)
Investments (2)	(114)	1,804	1,690
Total interest income	$98,788	$34,847	$133,635
Change in interest on interest-bearing liabilities:
Deposits	$21,000	$7,154	$28,154
Borrowings	12,946	(9,932)	3,014
Total interest expense	$33,946	$(2,778)	$31,168
Change in tax-equivalent net interest income	$64,842	$37,625	$102,467

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Investments include: Investment Securities; FHLB and FRB stock; and Interest-bearing deposits.
Average loans and leases for the year ended December 31, 2018 increased $0.7 billion compared to the average for the year ended December 31, 2017. The loan and lease portfolio comprised 71.0% of the average interest-earning assets at December 31, 2018 compared to 70.3% of the average interest-earning assets at December 31, 2017. The loan and lease portfolio yield increased 57 basis points to 4.69% for the year ended December 31, 2018, compared to the loan and lease portfolio yield of 4.12% for the year ended December 31, 2017. The increase in the yield on the loan and lease portfolio is due to variable rate loans resetting higher. Additionally, rising interest rates resulted in a reduction in variable rate loans at their floors.
Average investments for the year ended December 31, 2018 increased $66.0 million compared to the average for the year ended December 31, 2017. Investments comprised 28.9% of the average interest-earning assets at December 31, 2018 compared to 29.6% at December 31, 2017. Investments yield was 2.98% for both the year ended December 31, 2018 and the year ended December 31, 2017. A decrease from the effect of the Tax Act on tax exempt securities was essentially offset by increased yields on variable rate securities.

Average deposits for the year ended December 31, 2018 increased $1.1 billion compared to the average for the year ended December 31, 2017. The increase is comprised of $105.7 million in non-interest-bearing deposits and $1.0 billion in interest-bearing deposits. The increase in interest-bearing deposits, and an improved product mix to low-cost deposits, was primarily due to health savings account deposit growth. The average cost of deposits increased 12 basis points to 0.42% for the year ended December 31, 2018 from 0.30% for the year ended December 31, 2017. The average cost of deposits increased due to a change in mix from an increase in certificate of deposit accounts as well as selected deposit product rate increases. Higher cost time deposits increased to 16.1% for the year ended December 31, 2018 from 13.0% for the year ended December 31, 2017, as a percentage of total interest-bearing deposits.
Average borrowings for the year ended December 31, 2018 decreased $516.3 million compared to the average for the year ended December 31, 2017. Securities sold under agreements to repurchase and other borrowings decreased $91.7 million, and FHLB advances decreased $424.9 million as need for borrowing declined. The average cost of borrowings increased 55 basis points to 2.47% for the year ended December 31, 2018 from 1.92% for the year ended December 31, 2017. The increase in the average cost of borrowings was primarily due to the federal funds rate increases which approximated an 81 basis points impact.
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2018	2017
Interest rate swaps on FHLB advances	$5,901	$6,799
Interest rate forward swap on senior fixed-rate notes	306	306
Interest rate swaps on brokered CDs and deposits	350	780
Net increase to interest expense on borrowings	$6,557	$7,885
Provision for Loan and Lease Losses
The provision for loan and lease losses was $42.0 million for the year ended December 31, 2018, which increased $1.1 million compared to the year ended December 31, 2017. The increase in provision for loan and lease losses was due primarily to loan growth. Total net charge-offs were $29.6 million and $35.2 million for the year ended December 31, 2018 and 2017, respectively. The decrease in net charge-offs was primarily due to lower consumer and commercial real estate loan related net charge-offs.
See the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report for further details.

Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Deposit service fees	$162,183	$151,137	$11,046	7.3%
Loan and lease related fees	32,025	26,448	5,577	21.1
Wealth and investment services	32,843	31,055	1,788	5.8
Mortgage banking activities	4,424	9,937	(5,513)	(55.5)
Increase in cash surrender value of life insurance policies	14,614	14,627	(13)	(0.1)
Impairment loss on securities recognized in earnings	—	(126)	126	100.0
Other income	36,479	26,400	10,079	38.2
Total non-interest income	$282,568	$259,478	$23,090	8.9%
Total non-interest income was $282.6 million for the year ended December 31, 2018, an increase of $23.1 million, compared to $259.5 million for the year ended December 31, 2017. The increase is primarily attributable to higher deposit service fees, loan and lease related fees, and other income slightly offset by lower mortgage banking activities.
Deposit service fees totaled $162.2 million for 2018 compared to $151.1 million for 2017. The increase was a result of increased service charges driven by health savings account growth and usage activities, increased checking account service charges and higher check card interchange.
Loan and lease related fees totaled $32.0 million for 2018 compared to $26.4 million for 2017. The increase was primarily the result of higher fees from loan syndication, loan servicing, line usage, and letters of credit.
Mortgage banking activities totaled $4.4 million for 2018 compared to $9.9 million for 2017. The decrease was the result of lower refinance activity.
Other income totaled $36.5 million for 2018 compared to $26.4 million for 2017. The increase was primarily due to an increase in gains from treasury derivatives and life insurance policies, as well as a gain of $4.6 million on the sale of banking centers in 2018.

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	Amount	Percent
Compensation and benefits	$381,496	$356,505	$24,991	7.0%
Occupancy	59,463	60,490	(1,027)	(1.7)
Technology and equipment	97,877	89,464	8,413	9.4
Intangible assets amortization	3,847	4,062	(215)	(5.3)
Marketing	16,838	17,421	(583)	(3.3)
Professional and outside services	20,300	16,858	3,442	20.4
Deposit insurance	34,749	25,649	9,100	35.5
Other expense	91,046	90,626	420	0.5
Total non-interest expense	$705,616	$661,075	$44,541	6.7%
Total non-interest expense was $705.6 million for the year ended December 31, 2018, an increase of $44.5 million, compared to $661.1 million for the year ended December 31, 2017. The increase is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services and deposit insurance.
Compensation and benefits totaled $381.5 million for 2018 compared to $356.5 million for 2017. The increase was primarily due to strategic hires, annual merit increases, and higher medical costs.
Technology and equipment totaled $97.9 million for 2018 compared to $89.5 million for 2017. The increase was primarily due to higher depreciation and service contracts to support strategic and infrastructure projects.
Professional and outside services totaled $20.3 million for 2018 compared to $16.9 million for 2017. The increase was primarily due to consulting services used for strategic projects.
Deposit insurance totaled $34.7 million for 2018 compared to $25.6 million for 2017. The increase is due to $10.0 million of additional FDIC premiums for prior periods' assessments and related interest. See Note 1 to the Consolidated Financial Statements included in Item 8 of this report for additional information.
Income Taxes
Webster recognized income tax expense of $81.2 million for the year ended December 31, 2018 and $98.4 million for the year ended December 31, 2017, and the effective tax rates were 18.4% and 27.8%, respectively. The decreases in both tax expense and the effective tax rate principally reflect the reduction of the U.S corporate tax rate from 35% to 21%, effective in 2018 as a result of the Tax Act along with related tax planning benefits.
The Company's gross DTAs applicable to its net operating loss and credit carryforwards of $70.8 million, or $32.6 million net of the $38.2 million related valuation allowance, reflects management's estimates of the Company's taxable income through the year 2032 and includes assumptions about the content and apportionment of its income for state and local tax (SALT) purposes. Those estimates and assumptions reflect the Company's plans and strategies for growth from its ordinary and recurring operations over the near term as well as a longer-term 4% growth rate assumption. Management believes the $32.6 million net DTAs are more likely than not realizable and their estimates form a reasonable basis for this determination.
For additional information on Webster's income taxes, including its DTAs, see Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Comparison of 2017 to 2016
Financial Performance
Net income of $255.4 million for the year ended December 31, 2017 increased 23.3% over the year ended December 31, 2016. Strong loan growth, funded with growth in low-cost low-duration health savings account deposits, resulted in an 18 basis points increase in net interest margin, and a lower provision for loan and lease losses, driven by stable credit performance throughout the year also positively impacted net interest margin. Non-interest income improved, excluding a one-time gain on the sale of an asset in 2016, while non-interest expense increases for strategic growth initiatives partially offset the net interest growth.
Income before income tax expense was $353.8 million for the year ended December 31, 2017, an increase of $50.3 million from $303.5 million for the year ended December 31, 2016.
The primary factors positively impacting income before income tax expense include:

•	net interest income increased $77.8 million; and

•	provision for loan and lease losses decreased $15.5 million.
This was partially offset by a $37.9 million increase in non-interest expense and a $7.3 million one-time gain on the sale of an asset in 2016.
The impact of the items outlined above, coupled with the effect from income tax expense of $98.4 million and $96.3 million for the years ended December 31, 2017 and 2016, respectively, resulted in net income of $255.4 million and diluted earnings per share of $2.67 for the year ended December 31, 2017 compared to net income of $207.1 million and diluted earnings per share of $2.16 for the year ended December 31, 2016. See the "Income Taxes" section for additional information with regard to the effect from income taxes, including the impact of the Tax Act.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue was 60.33% for 2017 and 62.01% for 2016. The improvement in the ratio highlights the Company's strong net interest income growth accelerating at a rate greater than the increase in non-interest expense.
Credit quality remained stable to slightly improved as demonstrated by the asset quality ratios. Net charge-offs as a percentage of average loans and leases was 0.20% for the year ended December 31, 2017 as compared to 0.23% for the year ended December 31, 2016. Non-performing assets as a percentage of loans, leases, and OREO decreased to 0.76% at December 31, 2017 from 0.81% at December 31, 2016, primarily driven by lower non-performing asset balances and, to a lesser extent, further reduced by loan growth.
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
Cash flow hedges impacted the average cost of borrowings as follows:

	Years ended December 31,
(In thousands)	2017	2016
Interest rate swaps on repurchase agreements	$—	$361
Interest rate swaps on FHLB advances	6,799	8,315
Interest rate forward swap on senior fixed-rate notes	306	306
Interest rate swaps on brokered CDs and deposits	780	780
Net increase to interest expense on borrowings	$7,885	$9,762

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

Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	Amount	Percent
Compensation and benefits	$356,505	$325,998	$30,507	9.4%
Occupancy	60,490	61,110	(620)	(1.0)
Technology and equipment	89,464	79,882	9,582	12.0
Intangible assets amortization	4,062	5,652	(1,590)	(28.1)
Marketing	17,421	19,703	(2,282)	(11.6)
Professional and outside services	16,858	14,801	2,057	13.9
Deposit insurance	25,649	26,006	(357)	(1.4)
Other expense	90,626	90,039	587	0.7
Total non-interest expense	$661,075	$623,191	$37,884	6.1%
Total non-interest expense was $661.1 million for the year ended December 31, 2017, an increase of $37.9 million from the year ended December 31, 2016. The increase is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services, and other expenses, somewhat offset by lower marketing and intangible assets amortization.
Compensation and benefits totaled $356.5 million for 2017 compared to $326.0 million for 2016. The increase was driven by strategic hires within HSA Bank as well as additional annual merit compensation and group insurance costs. In addition, in response to the Tax Act, the Company announced a further investment in its employees and communities. As a result, an expense of $2.6 million is included in compensation and benefits for 2017 to cover a one-time cash bonus to full-time employees who are below the vice president level.
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
Other expense totaled $90.6 million for 2017 compared to $90.0 million for 2016. The increase was primarily due to $3.8 million of cost associated with the redemption of Series E Preferred Stock, substantially offset by pension expense that was $2.7 million lower in 2017 as compared to 2016.
Income Taxes
Webster recognized income tax expense of $98.4 million in 2017 and $96.3 million in 2016, and the effective tax rates were 27.8% and 31.7%, respectively. The increase in tax expense principally reflects the higher level of pre-tax income in 2017, while the decrease in the effective rate principally reflects the $7.8 million net benefit recognized in the fourth quarter of 2017, the $28.7 million net benefit related to SALT DTAs and the $20.9 million expense attributable to the Tax Act, and $7.1 million of excess tax benefits recognized under Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share Based Payments Accounting, which the Company adopted effective January 1, 2017.

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
Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients with asset management, financial planning services, trust services, loan products, and deposit products. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and/or deposit accounts which provide net interest income and other ancillary fees.
HSA Bank offers a comprehensive consumer directed healthcare solution that includes, health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Health savings accounts are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. Health savings accounts are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly as well as through national and regional insurance carriers, benefit consultants and financial advisors.
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
Through a distribution network, consisting of 157 banking centers, 316 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. A charge related to additional FDIC premiums pertaining to prior periods' deposit insurance assessments and related interest is included in the Corporate and Reconciling category for the year ended December 31, 2018. See Note 1 to the Consolidated Financial Statements included in Item 1 of this report for additional information.
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
The following tables present net income (loss), selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Years ended December 31,
(In thousands)	2018	2017	2016
Net income (loss):
Commercial Banking	$160,185	$133,594	$115,366
HSA Bank	79,908	49,774	38,230
Community Banking	98,292	83,468	60,959
Corporate and Reconciling	22,033	(11,397)	(7,428)
Consolidated Total	$360,418	$255,439	$207,127

	At December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Total
Total assets	$10,477,050	$70,826	$8,727,335	$8,335,104	$27,610,315
Loans and leases	10,437,319	55	8,028,115	—	18,465,489
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,030,554	5,740,601	11,856,652	231,038	21,858,845
Not included in above amounts:
Assets under administration/management	1,930,199	1,460,204	3,391,946	—	6,782,349
	At December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Total
Total assets	$9,350,028	$76,308	$8,909,671	$8,151,638	$26,487,645
Loans and leases	9,323,376	328	8,200,154	—	17,523,858
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,122,608	5,038,681	11,476,334	356,106	20,993,729
Not included in above amounts:
Assets under administration/management	2,039,375	1,268,402	3,376,185	—	6,683,962

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2018	2017	2016
Net interest income	$356,509	$322,393	$287,596
Provision for loan and lease losses	34,773	38,518	37,455
Net interest income after provision	321,736	283,875	250,141
Non-interest income	64,765	55,194	57,253
Non-interest expense	174,054	154,037	138,379
Income before income taxes	212,447	185,032	169,015
Income tax expense	52,262	51,438	53,649
Net income	$160,185	$133,594	$115,366
Comparison of 2018 to 2017
Net income increased $26.6 million in 2018 compared to 2017. Net interest income increased $34.1 million, primarily due to loan and deposit growth and higher loan and deposit margins. The provision for loan and lease losses decreased $3.7 million. The current year provision for loan and lease losses benefited from a stable asset quality and overall credit environment. Non-interest income increased $9.6 million, primarily due to loan related fees and client interest rate hedging activities. Non-interest expense increased $20.0 million, related to FDIC insurance and investments in people and technology,
Comparison of 2017 to 2016
Net income increased $18.2 million in 2017 compared to 2016. Net interest income increased $34.8 million, primarily due to loan and deposit growth. The provision for loan and lease losses increased $1.1 million, primarily due to loan growth. Non-interest income decreased $2.1 million, primarily due to lower client interest rate hedging activities. Non-interest expense increased $15.7 million, related to strategic hires and investments in cash management product enhancements and support functions.
Selected Balance Sheet Information and Assets Under Administration/Management:

	At December 31,
(In thousands)	2018	2017	2016
Total assets	$10,477,050	$9,350,028	$9,069,445
Loans and leases	10,437,319	9,323,376	9,066,905
Deposits	4,030,554	4,122,608	3,592,531

Assets under administration/management (not included in above amounts)	1,930,199	2,039,375	1,781,840
Loans and leases increased $1.1 billion at December 31, 2018 compared to December 31, 2017, due to loan originations greater than prior year levels by $1.2 billion partially offset by an increase in prepayments. Loans and leases increased $0.3 billion at December 31, 2017 compared to December 31, 2016, primarily due to new originations.
Loan originations were $4.4 billion, $3.2 billion and $3.3 billion in 2018, 2017 and 2016, respectively.
Deposits decreased $92.1 million at December 31, 2018 compared to December 31, 2017, primarily due to a decrease in municipal deposits. Deposits increased $530.1 million at December 31, 2017 compared to December 31, 2016, due to growth in client and operating funds maintained for cash management services.
Through Private Banking, Commercial Banking held approximately $1.5 billion, $1.7 billion, and $1.5 billion in assets under management, at December 31, 2018, December 31, 2017, and December 31, 2016, respectively In addition Private Banking had assets under administration of $422.5 million, $357.5 million, and $271.7 million,at December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2018	2017	2016
Net interest income	$143,255	$104,704	$81,451
Non-interest income	89,323	77,378	71,710
Non-interest expense	124,594	113,143	97,152
Income before income taxes	107,984	68,939	56,009
Income tax expense	28,076	19,165	17,779
Net income	$79,908	$49,774	$38,230
Comparison of 2018 to 2017
Net income increased $30.1 million in 2018 compared to 2017. Net interest income increased $38.6 million, reflecting growth in deposits and improvement in deposit spreads. Non-interest income increased $11.9 million, primarily due to a higher volume of fee and interchange income primarily as a result of the growth in the number of accounts. Non-interest expense increased $11.5 million, primarily due to increased compensation and benefits, processing costs related to incremental account growth and investments in expanded sales force.
Comparison of 2017 to 2016
Net income increased $11.5 million in 2017 compared to 2016. Net interest income increased $23.3 million, reflecting the growth in deposits and improved deposit spreads. Non-interest income increased $5.7 million, due to growth in accounts. Non-interest expense increased $16.0 million, primarily due to increased compensation and benefits cost, increased processing costs in support of business growth as well as continued investment in key initiatives related to continuous improvement, customer service, and expanded sales force.
Selected Balance Sheet Information and Assets Under Administration, through linked brokerage accounts:

	At December 31, 2018
(In thousands)	2018	2017	2016
Total assets	$70,826	$76,308	$83,987
Deposits	5,740,601	5,038,681	4,362,503

Assets under administration, through linked brokerage accounts (not included in above amounts)	1,460,204	1,268,402	878,190
HSA Bank deposits accounted for 26.3% and 24.0% of the Company’s total deposits as of December 31, 2018 and December 31, 2017, respectively.
Deposits increased $0.7 billion at December 31, 2018 compared to December 31, 2017. The increase is related to organic deposit and account growth. Deposits increased $0.7 billion at December 31, 2017 compared to December 31, 2016. The increase is also related to organic deposit and account growth.
Assets under administration increased $191.8 million at December 31, 2018 compared to December 31, 2017, primarily due to the increasing number of account holders with investment accounts partially offset by the fourth-quarter decline in market value of investments. Assets under administration increased $390.2 million at December 31, 2017 compared to December 31, 2016, primarily by due to the increasing number of account holders with investment accounts and market value increases.
The combination of deposit balances and assets under administration is known as total footings. Total footings were $7.2 billion, comprised of deposit balances of $5.7 billion and assets under administration of $1.5 billion at December 31, 2018, compared to total footings of $6.3 billion, comprised of deposit balances of $5.0 billion and assets under administration of $1.3 billion at December 31, 2017.

Community Banking
Operating Results:

	Years ended December 31,
(In thousands)	2018	2017	2016
Net interest income	$404,869	$383,700	$367,137
Provision for loan and lease losses	7,227	2,382	18,895
Net interest income after provision	397,642	381,318	348,242
Non-interest income	109,669	107,368	110,197
Non-interest expense	384,599	373,081	369,132
Income before income taxes	122,712	115,605	89,307
Income tax expense	24,420	32,137	28,348
Net income	$98,292	$83,468	$60,959
Comparison of 2018 to 2017
Net income increased $14.8 million in 2018 compared to 2017. Net interest income increased $21.2 million, primarily due to growth in deposit balances, coupled with improved interest spreads on deposits. The provision for loan and lease losses increased by $4.8 million primarily due to changes in loan balances and asset quality. Non-interest income increased $2.3 million, due to gain on the sale of six banking centers, coupled with growth in deposit and loan fees; partially offset by decreased fee income from mortgage banking activities, as a result of lower mortgage production. Non-interest expense increased $11.5 million, primarily due to higher compensation-related expenses and continued investments in technology.
Comparison of 2017 to 2016
Net income increased $22.5 million in 2017 compared to 2016. Net interest income increased $16.6 million, primarily due to portfolio balances growth in both loans and deposits, coupled with improved interest spreads on deposits. The overall increase was partially offset by the effects of tightening spreads on the loan portfolio. The provision for loan and lease losses decreased $16.5 million, loan portfolio quality improvements in the residential, home-equity and business banking portfolios. Non-interest income decreased $2.8 million, primarily due to lower fees from mortgage banking activities and business client interest rate hedging activities; partially offset by increased fee income from investment services and deposit related service charges. Non-interest expense increased $3.9 million, primarily due to charges related to banking centers optimization, increased compensation and benefits, and increased investments and consulting in technology infrastructure, partially offset by lower marketing and the absence, in 2017, of core deposit intangible amortization which ended in 2016.
Selected Balance Sheet Information and Assets Under Administration:

	At December 31,
(In thousands)	2018	2017	2016
Total assets	$8,727,335	$8,909,671	$8,721,046
Loans	8,028,115	8,200,154	7,959,558
Deposits	11,856,652	11,476,334	10,970,977

Assets under administration (not included in above amounts)	3,391,946	3,376,185	2,980,113
Loan portfolio balances decreased $172.0 million at December 31, 2018 compared to December 31, 2017. The decrease is related to net attrition in residential mortgage and home equity balances as loan principal paydowns exceeded new loan production. These balance declines were partially offset by continued growth in the business banking portfolio. Loan portfolio balances increased $240.6 million at December 31, 2017 compared to December 31, 2016, due to growth in the business banking, residential mortgages, home equity lines, and personal loans.
Loan originations were $1.3 billion, $1.9 billion, and $2.3 billion for the years ended 2018, 2017 and 2016, respectively. The decrease of $588.0 million in originations for the year ended December 31, 2018 is driven by lower production in residential mortgages and home equity products.
Deposits increased $380.3 million at December 31, 2018 compared to December 31, 2017, due to the Boston expansion and growth in time deposit balances. Deposits increased $505.4 million at December 31, 2017 compared to December 31, 2016, due to growth in business and personal transaction account balances and increases in time deposit balances.
Additionally, investment and securities-related services had assets under administration, in its strategic partnership with LPL, of $3.4 billion at December 31, 2018, compared to $3.4 billion at December 31, 2017 and $3.0 billion at December 31, 2016.

Financial Condition
Webster had total assets of $27.6 billion at December 31, 2018 compared to $26.5 billion at December 31, 2017, an increase of $1.1 billion, or 4.2%.
Loans and leases of $18.3 billion, net of ALLL of $212.4 million, at December 31, 2018 increased $937 million compared to loans and leases of $17.3 billion, net of ALLL of $200.0 million, at December 31, 2017. The increases were driven by strong commercial loan origination activity.
Total deposits of $21.9 billion at December 31, 2018 increased $0.9 billion compared to $21.0 billion at December 31, 2017. Non-interest-bearing deposits decreased 0.7%, and interest-bearing deposits increased 5.3% during the year ended December 31, 2018, primarily due to growth in health savings accounts and time deposits.
At December 31, 2018, total shareholders' equity was $2.9 billion compared to $2.7 billion at December 31, 2017, an increase of $184.6 million or, 6.8%. Changes in shareholders' equity for the year ended December 31, 2018 consisted of an increase of $360.4 million for net income, partially offset by $39.1 million for other comprehensive loss, $115.3 million for dividends to common shareholders, and $7.9 million for dividends paid to preferred shareholders.
The quarterly cash dividend to common shareholders was increased for the seventh consecutive year, on April 23, 2018, to $0.33 per common share from $0.26 per common share. On January 29, 2019, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.33 per share. See the "Selected Financial Highlights" section contained elsewhere in this item and Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At December 31, 2018, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury Unit, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of U.S. Treasury Bills, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS.
The combined carrying value of investment securities totaled $7.2 billion at December 31, 2018 and $7.1 billion at December 31, 2017.
Available-for-sale investment securities increased by $260.7 million, primarily due to principal purchase activity for Agency MBS and CMBS more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 2.89% for the year ended December 31, 2018 compared to 2.74% for the year ended December 31, 2017.
Held-to-maturity investment securities decreased by $162.0 million, primarily due to principal paydowns throughout the portfolio exceeding purchase activity for Agency MBS and municipal bonds and notes. The tax-equivalent yield in the portfolio was 2.96% for the year ended December 31, 2018 compared to 3.12% for the year ended December 31, 2017.
The Company held $6.2 billion in investment securities that are in an unrealized loss position at December 31, 2018. Approximately $1.2 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $5.0 billion, has been in an unrealized loss position for twelve months or longer. These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of investments, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $226.9 million at December 31, 2018.

The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2018				2017
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$7,549	$1	$—	$7,550	$1,247	$—	$—	$1,247
Agency CMO	238,968	412	(4,457)	234,923	308,989	1,158	(3,814)	306,333
Agency MBS	1,521,534	1,631	(42,076)	1,481,089	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	608,167	—	(41,930)	566,237	608,276	—	(20,250)	588,026
CMBS	447,897	645	(2,961)	445,581	358,984	2,157	(74)	361,067
CLO	114,641	94	(1,964)	112,771	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	55,860	—	(5,281)	50,579	56,504	797	(679)	56,622
Securities available-for-sale	$2,994,616	$2,783	$(98,669)	$2,898,730	$2,675,131	$7,173	$(44,267)	$2,638,037

Held-to-maturity:
Agency CMO	$208,113	$287	$(5,255)	$203,145	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,517,823	8,250	(79,701)	2,446,372	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	667,500	53	(22,572)	644,981	696,566	—	(10,011)	686,555
Municipal bonds and notes	715,041	2,907	(18,285)	699,663	711,381	8,584	(6,558)	713,407
CMBS	216,943	405	(2,388)	214,960	249,273	2,175	(620)	250,828
Private Label MBS	—	—	—	—	323	1	—	324
Securities held-to-maturity	$4,325,420	$11,902	$(128,201)	$4,209,121	$4,487,392	$28,413	$(59,455)	$4,456,350
The following table summarizes debt securities period-end amount and weighted-average yield by contractual maturity, which reflects callable securities that have issued a call notice:

	At December 31, 2018
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available-for-sale:
U.S. Treasury Bills	$7,550	2.43%	$—	—%	$—	—%	$—	—%	$7,550	2.43%
Agency CMO	—	—	—	—	10,363	2.44	224,560	2.55	234,923	2.55
Agency MBS	—	—	—	—	15,850	2.27	1,465,239	2.86	1,481,089	2.86
Agency CMBS	—	—	—	—	—	—	566,237	2.38	566,237	2.38
CMBS	—	—	17,029	3.75	177,864	3.90	250,688	3.70	445,581	3.78
CLO	—	—	—	—	70,076	4.15	42,695	4.29	112,771	4.20
Corporate debt	20,315	2.90	—	—	—	—	30,264	2.97	50,579	2.95
Securities available-for-sale	$27,865	2.77%	$17,029	3.75%	$274,153	3.81%	$2,579,683	2.83%	$2,898,730	2.92%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$410	2.60%	$207,703	2.60%	$208,113	2.60%
Agency MBS	—	—	704	4.25	11,903	2.76	2,505,216	2.79	2,517,823	2.79
Agency CMBS	—	—	—	—	—	—	667,500	2.71	667,500	2.71
Municipal bonds and notes	7,047	6.62	3,355	5.70	22,992	4.24	681,647	3.64	715,041	3.70
CMBS	—	—	—	—	—	—	216,943	3.00	216,943	3.00
Securities held-to-maturity	$7,047	6.62%	$4,059	5.45%	$35,305	3.72%	$4,279,009	2.91%	$4,325,420	2.93%

Total debt securities	$34,912	3.55%	$21,088	4.08%	$309,458	3.80%	$6,858,692	2.88%	$7,224,150	2.93%
The benchmark 10-year U.S. Treasury rate increased to 2.69% on December 31, 2018 from 2.41% on December 31, 2017. Webster Bank has the ability to use its investment portfolio as well as interest-rate derivative financial instruments, within internal policy guidelines to manage interest rate risk as part of its asset/liability strategy. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.

Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential	$4,389,866	23.8	$4,464,651	25.5	$4,232,771	24.9	$4,042,960	25.8	$3,498,675	25.2
Consumer:
Home equity	2,153,911	11.7	2,336,846	13.3	2,395,483	14.1	2,439,415	15.6	2,459,458	17.7
Other consumer	227,257	1.2	237,695	1.4	274,336	1.6	248,830	1.6	75,307	0.5
Total consumer	2,381,168	12.9	2,574,541	14.7	2,669,819	15.7	2,688,245	17.2	2,534,765	18.2
Commercial:
Commercial non-mortgage	5,269,557	28.5	4,551,580	26.0	4,151,740	24.4	3,575,042	22.8	3,098,892	22.3
Asset-based	971,876	5.3	837,490	4.8	808,836	4.7	755,709	4.8	662,615	4.8
Total commercial	6,241,433	33.8	5,389,070	30.8	4,960,576	29.1	4,330,751	27.6	3,761,507	27.1
Commercial real estate:
Commercial real estate	4,715,949	25.5	4,249,549	24.2	4,141,025	24.3	3,696,596	23.6	3,326,906	23.9
Commercial construction	218,816	1.2	279,531	1.6	375,041	2.2	300,246	1.9	235,449	1.7
Total commercial real estate	4,934,765	26.7	4,529,080	25.8	4,516,066	26.5	3,996,842	25.5	3,562,355	25.6
Equipment financing	504,351	2.7	545,877	3.1	630,040	3.7	594,984	3.8	532,117	3.8
Net unamortized premiums	14,809	0.1	15,316	0.1	9,402	0.1	7,477	—	2,580	—
Net deferred fees	(903)	—	5,323	—	7,914	—	10,476	0.1	8,026	0.1
Total loans and leases	$18,465,489	100.0	$17,523,858	100.0	$17,026,588	100.0	$15,671,735	100.0	$13,900,025	100.0
Total residential loans were $4.4 billion at December 31, 2018, a net decrease of $74.8 million from December 31, 2017, primarily due to loan repayments of $460.9 million, partially offset by originations of $400.2 million during the year ended December 31, 2018.
Total consumer loans were $2.4 billion at December 31, 2018, a net decrease of $193.4 million from December 31, 2017, primarily the result of net paydowns in the equity line and loan products of $704.5 million partially offset by originations of $473.7 million during the year ended December 31, 2018.
Total commercial loans were $6.2 billion at December 31, 2018, a net increase of $852.4 million from December 31, 2017. The growth in commercial loans is primarily related to new originations of $2.4 billion in commercial non-mortgage loans for the year ended December 31, 2018, partially offset by loan payments.
Asset-based loans increased $134.4 million from December 31, 2017, reflective of $388.4 million in originations and line usage during the year ended December 31, 2018, partially offset by loan payments.
Total commercial real estate loans were $4.9 billion at December 31, 2018, a net increase of $405.7 million from December 31, 2017 as a result of originations of $1.8 billion during the year ended December 31, 2018, partially offset by loan payments.
Equipment financing loans and leases were $504.4 million at December 31, 2018, a net decrease of $41.5 million from December 31, 2017, primarily the result lower originations during the year ended December 31, 2018.

The following table provides contractual maturity and interest-rate sensitivity information for loans and leases:

	At December 31, 2018
	Contractual Maturity
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Residential	$904	$27,890	$4,387,843	$4,416,637
Consumer:
Home equity	3,068	97,034	2,069,077	2,169,179
Other consumer	13,664	201,113	12,748	227,525
Total consumer	16,732	298,147	2,081,825	2,396,704
Commercial:
Commercial non-mortgage	572,924	3,653,763	1,020,748	5,247,435
Asset-based	156,107	813,064	—	969,171
Total commercial	729,031	4,466,827	1,020,748	6,216,606
Commercial real estate:
Commercial real estate	345,703	1,661,237	2,701,374	4,708,314
Commercial construction	66,950	137,704	14,177	218,831
Total commercial real estate	412,653	1,798,941	2,715,551	4,927,145
Equipment financing	30,093	399,042	79,262	508,397
Total loans and leases	$1,189,413	$6,990,847	$10,285,229	$18,465,489

	Interest-Rate Sensitivity
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Fixed rate	$180,125	$986,806	$4,128,313	$5,295,244
Variable rate	1,009,288	6,004,041	6,156,916	13,170,245
Total loans and leases	$1,189,413	$6,990,847	$10,285,229	$18,465,489
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
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2018	2017	2016	2015	2014
Non-performing loans and leases as a percentage of loans and leases	0.84%	0.72%	0.79%	0.89%	0.93%
Non-performing assets as a percentage of loans and leases plus OREO	0.87	0.76	0.81	0.92	0.98
Non-performing assets as a percentage of total assets	0.59	0.50	0.53	0.59	0.61
ALLL as a percentage of non-performing loans and leases	137.22	158.00	144.98	125.05	122.62
ALLL as a percentage of loans and leases	1.15	1.14	1.14	1.12	1.15
Net charge-offs as a percentage of average loans and leases	0.16	0.20	0.23	0.23	0.23
Ratio of ALLL to net charge-offs	7.16x	5.68x	5.25x	5.21x	5.21x

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
Management monitors potential problem loans and leases due to a higher degree of risk associated with them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $226.9 million at December 31, 2018 compared to $271.5 million at December 31, 2017.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$12,789	0.29	$13,771	0.31	$11,202	0.26	$15,032	0.37	$17,216	0.49
Consumer:
Home equity	14,595	0.68	18,397	0.79	14,578	0.61	13,261	0.54	16,415	0.67
Other consumer	2,729	1.20	3,997	1.68	3,715	1.35	2,000	0.80	1,110	1.47
Commercial:
Commercial non-mortgage	1,700	0.03	5,809	0.13	1,949	0.05	4,052	0.11	2,099	0.07
Commercial real estate:
Commercial real estate	1,514	0.03	551	0.01	8,173	0.20	2,250	0.06	2,714	0.08
Equipment financing	915	0.18	2,358	0.43	1,596	0.25	602	0.10	701	0.13
Loans and leases past due 30-89 days	34,242	0.19	44,883	0.26	41,213	0.24	37,197	0.24	40,255	0.29
Residential	—	—	—	—	—	—	2,029	0.05	2,039	0.06
Commercial non-mortgage	104	—	644	0.01	749	0.02	22	—	48	—
Commercial real estate	—	—	243	—	—	—	—	—	—	—
Loans and leases past due 90 days and accruing	104	—	887	0.01	749	—	2,051	0.01	2,087	0.02
Total loans and leases over 30 days past due and accruing income	34,346	0.19	45,770	0.26	41,962	0.25	39,248	0.25	42,342	0.30
Deferred costs and unamortized premiums	86		77		86		86		96
Total	$34,432		$45,847		$42,048		$39,334		$42,438

(1)	Past due loan and lease balances exclude non-accrual loans and leases.

(2)
Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$49,069	1.12	$44,407	0.99	$47,201	1.12	$54,101	1.34	$64,022	1.83
Consumer:
Home equity	33,456	1.55	35,601	1.52	35,875	1.50	37,279	1.53	39,950	1.62
Other consumer	1,493	0.66	1,706	0.72	1,663	0.61	558	0.22	280	0.37
Total consumer	34,949	1.47	37,307	1.45	37,538	1.41	37,837	1.41	40,230	1.59
Commercial:
Commercial non-mortgage	55,951	1.06	39,402	0.87	38,550	0.93	27,086	0.76	6,436	0.21
Asset-based loans	224	0.02	589	0.07	—	—	—	—	—	—
Total commercial	56,175	0.90	39,991	0.74	38,550	0.78	27,086	0.63	6,436	0.17
Commercial real estate:
Commercial real estate	8,243	0.17	4,484	0.11	9,859	0.24	16,750	0.45	15,016	0.45
Commercial construction	—	—	—	—	662	0.18	3,461	1.15	3,659	1.55
Total commercial real estate	8,243	0.17	4,484	0.10	10,521	0.23	20,211	0.51	18,675	0.52
Equipment financing	6,314	1.25	393	0.07	225	0.04	706	0.12	518	0.10
Total non-performing loans and leases (3)	154,750	0.84	126,582	0.72	134,035	0.79	139,941	0.89	129,881	0.94
Deferred costs and unamortized premiums	17		(69)		(219)		128		267
Total	$154,767		$126,513		$133,816		$140,069		$130,148

Total non-performing loans and leases	$154,750		$126,582		$134,035		$139,941		$129,881
Foreclosed and repossessed assets:
Residential and consumer	6,460		5,759		3,911		5,029		3,517
Commercial	407		305		—		—		2,999
Total foreclosed and repossessed assets	6,867		6,064		3,911		5,029		6,516
Total non-performing assets	$161,617		$132,646		$137,946		$144,970		$136,397

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)
Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.

(3)	Includes non-accrual restructured loans and leases of $91.9 million, $74.3 million, $75.7 million, $100.9 million and $76.9 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2018	2017
Beginning balance	$126,582	$134,035
Additions	124,991	139,095
Paydowns/draws	(54,468)	(100,417)
Charge-offs	(35,298)	(37,903)
Other reductions	(7,057)	(8,228)
Ending balance	$154,750	$126,582

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
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2018 and December 31, 2017 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2018, there were 1,501 impaired loans and leases with a recorded investment balance of $259.3 million, which included loans and leases of $93.1 million with an impairment allowance of $15.4 million, compared to 1,606 impaired loans and leases with a recorded investment balance of $246.8 million, which included loans and leases of $105.4 million, with an impairment allowance of $16.6 million at December 31, 2017.
The overall reduction in the number of impaired loans is due primarily to small dollar consumer loans being resolved. The reduction of $1.2 million in impaired reserve balance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
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

The following tables provide information for TDRs:

	Years ended December 31,
(In thousands)	2018	2017
Beginning balance	$221,404	$223,528
Additions	75,565	36,253
Paydowns/draws	(48,643)	(31,641)
Charge-offs	(14,283)	(3,178)
Transfers to OREO	(3,629)	(3,558)
Ending balance	$230,414	$221,404

	At December 31,
(In thousands)	2018	2017
Accrual status	$138,479	$147,113
Non-accrual status	91,935	74,291
Total recorded investment of TDRs (1)	$230,414	$221,404

Specific reserves for TDR included in the balance of ALLL	$11,930	$12,384
Additional funds committed to borrowers in TDR status	3,893	2,736

	At December 31,
	2018		2017		2016		2015		2014
(In thousands)	Amount	% (2)	Amount	% (2)	Amount	% (2)	Amount	% (2)	Amount	% (2)
Residential	$103,531	2.34	$114,295	2.55	$119,391	2.81	$134,448	3.31	$141,982	4.05
Consumer	39,144	1.63	45,436	1.75	45,673	1.70	48,425	1.79	50,249	1.97
Commercial (1)	87,739	0.75	61,673	0.59	58,464	0.58	89,817	1.01	126,563	1.61
Total recorded investment of TDRs	$230,414	1.25	$221,404	1.26	$223,528	1.31	$272,690	1.74	$318,794	2.29

(1)	Consists of commercial, commercial real estate and equipment financing loans and leases.

(2)	Represents the balance of TDR as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.
Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of the loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate as of December 31, 2018.
The Company’s methodology for assessing an appropriate level of the ALLL includes three key elements:

•
Impaired loans and leases are either analyzed on an individual or pooled basis and assessed for specific reserves measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or lease, except that as a practical expedient, impairment may be measured based on a loan or lease's observable market price, or the fair value of the collateral, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral. The Company considers the pertinent facts and circumstances for each impaired loan or lease when selecting the appropriate method to measure impairment and evaluates, on a quarterly basis, each selection is reviewed to ensure its continued appropriateness.

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of management is a critical element of the underwriting process and credit decision. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company examines current and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Policies and procedures are in place to manage consumer loan risk and are developed and modified, as needed. Policies and procedures, coupled with relatively small loan amounts, and predominately collateralized structures spread across many individual borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis. Underwriting factors for mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by applicable CFPB rules.
At December 31, 2018, the ALLL was $212.4 million compared to $200.0 million at December 31, 2017. The increase of $12.4 million in the reserve at December 31, 2018 compared to December 31, 2017 is primarily due to growth in commercial banking offset by lower reserves on impaired loans in the residential and home-equity loan portfolios. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, increased to 1.15% at December 31, 2018 as compared to 1.14% at December 31, 2017, and reflects an updated assessment of inherent losses and impaired reserves conducted throughout the year. ALLL as a percentage of non-performing loans and leases decreased to 137.22% at December 31, 2018 from 158.00% at December 31, 2017.

The following table provides an allocation of the ALLL by portfolio segment:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$19,599	0.44	$19,058	0.42	$23,226	0.55	$25,876	0.64	$25,452	0.73
Consumer	28,681	1.20	36,190	1.40	45,233	1.68	42,052	1.56	43,518	1.71
Commercial	98,793	1.59	89,533	1.67	71,905	1.46	59,977	1.39	47,068	1.26
Commercial real estate	60,151	1.22	49,407	1.09	47,477	1.05	41,598	1.04	37,148	1.05
Equipment financing	5,129	1.01	5,806	1.06	6,479	1.02	5,487	0.91	6,078	1.13
Total ALLL	$212,353	1.15	$199,994	1.14	$194,320	1.14	$174,990	1.12	$159,264	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The ALLL reserve allocated to the residential loan portfolio at December 31, 2018 increased $0.5 million compared to December 31, 2017. The year-over-year increase is primarily attributable to higher loss rates, partially offset by a decrease in TDR loans of $10.8 million.
The ALLL reserve allocated to the consumer portfolio at December 31, 2018 decreased $7.5 million compared to December 31, 2017. The year-over-year decrease is primarily attributable to improved credit quality and a decrease in the loan portfolio balance.
The ALLL reserve allocated to the commercial portfolio at December 31, 2018 increased $9.3 million compared to December 31, 2017. The year-over-year increase is primarily attributable to loan growth of $852.4 million, partially offset by improved net rating migration.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2018 increased $10.7 million compared to December 31, 2017. The year-over-year increase is primarily attributable to loan growth of $405.7 million, partially offset by improved net rating migration.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2018 decreased $0.7 million compared to December 31, 2017. The year-over-year decrease is primarily attributable to a reduction in the loan balance of $41.5 million.
The following table provides detail of activity in the ALLL:

	At or for the years ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Beginning balance	$199,994	$194,320	$174,990	$159,264	$152,573
Provision	42,000	40,900	56,350	49,300	37,250
Charge-offs:
Residential	(3,455)	(2,500)	(4,636)	(6,508)	(6,214)
Consumer	(19,228)	(24,447)	(20,669)	(17,679)	(20,712)
Commercial	(18,220)	(8,147)	(18,360)	(11,522)	(13,668)
Commercial real estate	(2,061)	(9,275)	(2,682)	(7,578)	(3,237)
Equipment financing	(423)	(558)	(565)	(273)	(595)
Total charge-offs	(43,387)	(44,927)	(46,912)	(43,560)	(44,426)
Recoveries:
Residential	1,980	1,024	1,756	875	1,324
Consumer	7,091	6,037	5,343	4,366	5,055
Commercial	4,439	2,358	1,626	2,738	4,369
Commercial real estate	161	165	631	647	885
Equipment financing	75	117	536	1,360	2,234
Total recoveries	13,746	9,701	9,892	9,986	13,867
Net charge-offs
Residential	(1,475)	(1,476)	(2,880)	(5,633)	(4,890)
Consumer	(12,137)	(18,410)	(15,326)	(13,313)	(15,657)
Commercial	(13,781)	(5,789)	(16,734)	(8,784)	(9,299)
Commercial real estate	(1,900)	(9,110)	(2,051)	(6,931)	(2,352)
Equipment financing	(348)	(441)	(29)	1,087	1,639
Net charge-offs	(29,641)	(35,226)	(37,020)	(33,574)	(30,559)
Ending balance	$212,353	$199,994	$194,320	$174,990	$159,264

Net charge-offs for the years ended December 31, 2018 and 2017 were $29.6 million and $35.2 million, respectively. Net charge-offs decreased by $5.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in net charge-off activity is primarily due to improved asset quality in consumer loans, a large charge-off in commercial real estate from 2017, partially offset by the increase in commercial loans.
The following table provides a summary of total net charge-offs (recoveries) to average loans and leases by category:

	Years ended December 31,
	2018	2017	2016	2015	2014
Residential	0.03%	0.03%	0.07%	0.15%	0.14%
Consumer	0.49	0.70	0.56	0.51	0.61
Commercial	0.23	0.11	0.36	0.22	0.26
Commercial real estate	0.04	0.20	0.05	0.18	0.07
Equipment financing	0.07	0.07	—	(0.20)	(0.34)
Total net charge-offs to total average loans and leases	0.16%	0.20%	0.23%	0.23%	0.23%
Reserve for Unfunded Credit Commitments
A reserve for unfunded credit commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. Reserve calculation factors are consistent with the ALLL methodology for funded loans using the PD, LGD, and LEP applied to the underlying borrower risk and facility grades, and a draw down factor applied to utilization rates.
The following tables provide detail of activity in the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Beginning balance	$2,362	$2,287	$2,119	$5,151	$4,384
Provision (benefit)	144	75	168	(3,032)	767
Ending balance	$2,506	$2,362	$2,287	$2,119	$5,151

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities, also provide cash flows. While scheduled loan and investment security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $98.6 million at December 31, 2018 and $100.9 million at December 31, 2017 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $4.6 million in dividends from the FHLB Boston during 2018.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both December 31, 2018 and December 31, 2017, Webster Bank held $50.7 million of FRB of Boston capital stock. The semi-annual dividend payment from the FRB is calculated as the lesser of 6% or the yield on the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend. Webster Bank received $1.5 million in dividends from the FRB of Boston during 2018.
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
Total deposits were $21.9 billion, $21.0 billion, and $19.3 billion at December 31, 2018, 2017, and 2016, respectively, with time deposits that exceed the FDIC limit, presently $250 thousand, representing approximately 2.5%, 2.7%, and 2.5%, respectively, of total deposits. For additional information, see Note 9: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$4,185,183		$4,079,493		$3,853,700
Interest-bearing:
Checking	2,585,593	0.08%	2,601,962	0.07%	2,422,862	0.07%
Health savings accounts	5,540,000	0.20	4,839,988	0.20	4,150,733	0.23
Money market	2,351,188	0.95	2,488,422	0.61	2,279,301	0.36
Savings	4,178,387	0.29	4,418,032	0.23	4,219,681	0.19
Time deposits	2,818,271	1.52	2,137,574	1.19	2,027,029	1.11
Total interest-bearing	17,473,439	0.52	16,485,978	0.38	15,099,606	0.33
Total average deposits	$21,658,622	0.42%	$20,565,471	0.30%	$18,953,306	0.26%
Total average deposits increased $1.1 billion, or 5.3%, in 2018 compared to 2017 and increased $1.6 billion, or 8.5%, in 2017 compared to 2016. The increase was driven by continued growth in health savings account deposits.
The following table presents time deposits with a denomination of $100,000 or more at December 31, 2018 by maturity periods:

(In thousands)
Due within 3 months	$344,888
Due after 3 months and within 6 months	320,725
Due after 6 months and within 12 months	457,564
Due after 12 months	394,531
Time deposits with a denomination of $100 thousand or more	$1,517,708

Borrowings. Borrowings primarily consist of FHLB advances, which are utilized as a source of funding. At December 31, 2018 and December 31, 2017, FHLB advances totaled $1.8 billion and $1.7 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.6 billion at both December 31, 2018 and December 31, 2017. Webster Bank also had additional borrowing capacity from the FRB of $0.6 billion and $0.5 billion at December 31, 2018 and December 31, 2017, respectively.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $4.7 billion at December 31, 2018 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.4 billion with the FHLB or approximately $4.6 billion with the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term borrowing needs. The Company also maintains long-term debt consisting of senior fixed-rate notes maturing in 2024 and junior subordinated notes maturing in 2033.
Total borrowed funds were $2.6 billion, $2.5 billion and $4.0 billion, and represented 9.5%, 9.6% and 15.4% of total assets at December 31, 2018, 2017 and 2016, respectively. For additional information, see Note 10: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,339,492	2.50%	$1,764,347	1.72%	$2,413,309	1.20%
Securities sold under agreements to repurchase	467,873	1.57	695,922	1.79	744,957	1.82
Fed funds purchased	317,125	1.94	180,738	1.06	202,901	0.46
Long-term debt	225,895	4.93	225,639	4.60	225,607	4.42
Total average borrowings	$2,350,385	2.47%	$2,866,646	1.92%	$3,586,774	1.49%
Total average borrowings decreased $516.3 million, or 18.0%, in 2018 compared to 2017 and decreased $720.1 million, or 20.1%, in 2017 compared to 2016. The decrease in 2018 compared to 2017 was the result of deposits growing faster than loans which allowed for a lower usage of FHLB advances. The decrease in 2017 compared to 2016 was primarily due to a decrease in FHLB borrowings while the other categories also slightly decreased. Average borrowings represented 8.7%, 10.9%, and 14.2% of average total assets for December 31, 2018, 2017, and 2016, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$236,874	0.35%	$288,269	0.17%	$340,526	0.16%
Average during year	245,407	0.25	310,853	0.18	321,460	0.16
Highest month-end balance during year	264,491	—	335,902	—	365,361	—
Fed funds purchased:
At end of year	345,000	2.52	55,000	1.37	209,000	0.60
Average during year	317,125	1.96	180,738	1.06	202,893	0.46
Highest month-end balance during year	424,400	—	182,000	—	294,000	—

The following table summarizes contractual obligations to make future payments as of December 31, 2018:

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$—	$—	$150,000	$150,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	1,403,026	415,000	392	8,390	1,826,808
Securities sold under agreements to repurchase	236,874	—	—	—	236,874
Fed funds purchased	345,000	—	—	—	345,000
Deposits with stated maturity dates	2,381,229	738,078	77,239	—	3,196,546
Operating leases	30,889	58,323	45,729	78,882	213,823
Purchase obligations	42,698	35,234	3,401	—	81,333
Total contractual obligations	$4,439,716	$1,246,635	$126,761	$314,592	$6,127,704

(1)	Amounts for borrowings do not include interest. Amounts for leases are reflected as specified in the underlying contracts.
The Company also has the following obligations which have been excluded from the above table:

•	unfunded commitments remaining for particular investments in private equity funds of $13.4 million, for which neither the payment timing, nor eventual obligation is certain;

•
credit related financial instruments with contractual amounts totaling $6.1 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and

•	liabilities for uncertain tax positions totaling $4.7 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments, or financing activities, including unpledged securities which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $469.4 million for the year ended December 31, 2018 as compared to $445.0 million for the year ended December 31, 2017. The increase is primarily a result of the effects of the Tax Act.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $290.0 million in dividends to the Holding Company during the year ended December 31, 2018. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and capital securities, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 contained elsewhere in this report. At December 31, 2018, there was $341.8 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2018, a total of 443,004 shares of common stock were repurchased at a cost of approximately $25.9 million, of which 228,004 shares were purchased related to stock compensation plan activity at a cost of approximately $13.8 million, and 215,000 shares were purchased under the common stock repurchase program at a cost of approximately $12.2 million. The shares purchased under the common stock repurchase program were acquired under authority of a remaining balance from a previous program coupled with the current program, which results in a remaining repurchase authority for the Company's common stock repurchase program of $91.7 million at December 31, 2018.

Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 84.5% and 83.5% at December 31, 2018 and December 31, 2017, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2018. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2018, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
The liquidity position of the Company is continuously monitored, and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which, if implemented, would have a material adverse effect on the Company. Webster Bank's latest OCC CRA rating was Outstanding.
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2018, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk to maximize net income and net economic value over time in changing interest rate environments subject to Board approved risk limits. The Board sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of plus and minus 100, 200, and 300 basis points, as well as interest rate curve twist shocks of plus and minus 50 and 100 basis points. Economic value, or equity at risk, limits are set for parallel shocks in interest rates of plus and minus 100, 200, and 300 basis points. Based on the near historic lows in short-term interest rates prior to December 31, 2017, the declining interest rate scenarios of minus 200 basis points, or more, for both earnings at risk and equity at risk were temporarily suspended by ALCO policy. During the year ended December 31, 2018, the declining 200 basis point interest rate scenarios were re-instituted. The results of these re-instituted minus rate scenarios are outside of the established interest rate risk limits due to the impact of deposit floors. Due to the low probability of occurrence and the current level of rates, the Board has approved a temporary exception to policy. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term scenarios of up to four years in the future.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 15: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.

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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2018 and December 31, 2017, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2018	(10.9)%	(4.7)%	3.2%	5.9%
December 31, 2017	N/A	(5.9)%	3.4%	6.4%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2018 and December 31, 2017, might have on Webster’s pre-tax, pre-provision net revenue (PPNR) for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2018	(18.3)%	(7.9)%	5.0%	9.2%
December 31, 2017	N/A	(10.4)%	5.3%	9.9%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2017 assumed a federal funds rate of 1.50%, while the flat rate scenario as of December 31, 2018 assumed a federal funds rate of 2.50%. Asset sensitivity for both NII and PPNR on December 31, 2018 was lower as compared to December 31, 2017, primarily due to higher earnings from higher starting rates and to the maturity of long-term fixed-rate borrowings.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting December 31, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2018	(7.1)%	(3.3)%	1.7%	3.4%	(3.3)%	(1.6)%	1.3%	2.3%
December 31, 2017	(8.5)%	(4.3)%	2.0%	3.9%	(3.9)%	(1.7)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2018 and December 31, 2017:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2018	(11.6)%	(5.4)%	2.4%	4.8%	(5.6)%	(2.9)%	2.4%	4.2%
December 31, 2017	(14.8)%	(7.5)%	2.9%	5.7%	(4.8)%	(2.2)%	2.2%	4.0%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR decreased from December 31, 2017 due primarily to higher earnings from higher starting rates and to the maturity of long-term fixed-rate borrowings.
Sensitivity to increases in the long end of the yield curve was more positive than December 31, 2017 in PPNR due to higher market interest rates and the resulting decreased forecast prepayment speeds in the residential loan and investment portfolios. Sensitivity to decreases in the long end of the yield curve was less negative than at December 31, 2017 in PPNR due to decreased forecasted prepayment speeds in the residential loan and investment portfolios.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2018 and December 31, 2017 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2018
Assets	$27,610,315	$26,972,752	$568,122	$(677,864)
Liabilities	24,723,800	23,119,466	719,658	(615,650)
Net	$2,886,515	$3,853,286	$(151,536)	$(62,214)
Net change as % base net economic value			(3.9)%	(1.6)%

At December 31, 2017
Assets	$26,487,645	$25,971,043	$505,148	$(631,744)
Liabilities	23,785,687	22,509,322	729,967	(624,789)
Net	$2,701,958	$3,461,721	$(224,819)	$(6,955)
Net change as % base net economic value			(6.5)%	(0.2)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no or minimal changes (positive or negative) in estimated economic value for a small change in interest rates, however, larger rate movements typically result in a measurable level of price sensitivity. Webster's duration gap was negative 0.7 years at December 31, 2018 when measured using 50 basis point changes in rates. At December 31, 2017, the duration gap was a negative 0.9 years. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. The change in Webster's duration gap is due primarily to the higher starting interest rates and the resulting decrease in forecast prepayment assumptions in mortgage-related investments and roll forward and maturities of borrowings.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2018 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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

Critical Accounting Policies and Accounting Estimates
The Company's significant accounting policies, as described in the Notes to Consolidated Financial Statements, are fundamental to understanding its results of operations and financial condition. As stated in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report, the preparation of financial statements in accordance with GAAP requires management to make judgments and accounting estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes thereto. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures and can be susceptible to significant change. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operation, and that require management to make the most difficult, subjective, and complex judgments about matters that are inherently uncertain and which could potentially result in materially different amounts using different assumptions or under different conditions. The two critical accounting policies identified by management, which are discussed with the appropriate committees of the Board of Directors, are summarized below.
Allowance for Loan and Lease Losses
The ALLL is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimation of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. Changes in the ALLL and, therefore, in the related provision for loan and lease losses can materially affect net income. The level of the ALLL reflects management’s judgment based on continuing evaluation of specific credit risks, loss experience, current portfolio quality, present economic, political, adequacy of underlying collateral, present value of expected future cash flows and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. The allowance balance may be allocated for specific portfolio segments; however, the entire allowance balance is available to absorb credit losses inherent in the total loan and lease portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, interest rate sensitivity, and other external factors. Management evaluates the composition of the ALLL on a quarterly basis. Composition of the ALLL, including valuation methodology, is more fully illustrated in Note 4: Loans and Leases in the Notes to Consolidated Financial Statements contained elsewhere in this report and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, section captioned "Allowance for Loan and Lease Losses Methodology."
Realizability of Deferred Tax Assets
In accordance with ASC Topic 740, "Income Taxes," certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of DTAs. A DTA represents an item for which a benefit may be recognized for financial accounting purposes if it has been determined to be more likely than not realizable for tax purposes in a future period. A DTA valuation allowance represents the portion of a DTA determined unlikely to be realized in the future based on management's judgment. Such judgment is often subjective and involves estimates and assumptions about matters that are inherently uncertain, including with respect to the existence, and amounts, of taxable income necessary to realize a DTA in future periods.
While management believes it has utilized a reasonable method for its determination of DTAs and the related valuation allowance, should factors and conditions differ materially from those used by management, the actual realization of DTAs could differ materially from the reported amounts. Management evaluates the realizability and the sufficiency of the reported amounts on a quarterly basis. Income taxes are more fully described in Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, section captioned "Income Taxes."
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and the expected impact on the Company's financial statements.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Hartford, Connecticut
March 1, 2019

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2018	2017
Assets:
Cash and due from banks	$260,422	$231,158
Interest-bearing deposits	69,077	25,628
Securities available-for-sale, at fair value	2,898,730	2,638,037
Investment securities held-to-maturity (fair value of $4,209,121 and $4,456,350)	4,325,420	4,487,392
Federal Home Loan Bank and Federal Reserve Bank stock	149,286	151,566
Loans held for sale (valued under fair value option $7,908 and $20,888)	11,869	20,888
Loans and leases	18,465,489	17,523,858
Allowance for loan and lease losses	(212,353)	(199,994)
Loans and leases, net	18,253,136	17,323,864
Deferred tax assets, net	96,516	92,630
Premises and equipment, net	124,850	130,001
Goodwill	538,373	538,373
Other intangible assets, net	25,764	29,611
Cash surrender value of life insurance policies	543,616	531,820
Accrued interest receivable and other assets	313,256	286,677
Total assets	$27,610,315	$26,487,645
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,162,446	$4,191,496
Interest-bearing	17,696,399	16,802,233
Total deposits	21,858,845	20,993,729
Securities sold under agreements to repurchase and other borrowings	581,874	643,269
Federal Home Loan Bank advances	1,826,808	1,677,105
Long-term debt	226,021	225,767
Accrued expenses and other liabilities	230,252	245,817
Total liabilities	24,723,800	23,785,687
Shareholders’ equity:
Preferred stock, $.01 par value: Authorized - 3,000,000 shares;
Series F issued and outstanding (6,000 shares)	145,037	145,056
Common stock, $.01 par value: Authorized - 200,000,000 shares;
Issued (93,686,311 and 93,680,291 shares)	937	937
Paid-in capital	1,114,394	1,122,164
Retained earnings	1,828,303	1,595,762
Treasury stock, at cost (1,508,456 and 1,658,526 shares)	(71,504)	(70,430)
Accumulated other comprehensive loss, net of tax	(130,652)	(91,531)
Total shareholders' equity	2,886,515	2,701,958
Total liabilities and shareholders' equity	$27,610,315	$26,487,645
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2018	2017	2016
Interest Income:
Interest and fees on loans and leases	$842,449	$708,566	$621,028
Taxable interest and dividends on securities	191,493	181,131	180,346
Non-taxable interest on securities	20,597	22,874	19,090
Loans held for sale	628	1,034	1,449
Total interest income	1,055,167	913,605	821,913
Interest Expense:
Deposits	90,407	62,253	49,858
Securities sold under agreements to repurchase and other borrowings	13,491	14,365	14,528
Federal Home Loan Bank advances	33,461	30,320	29,033
Long-term debt	11,127	10,380	9,981
Total interest expense	148,486	117,318	103,400
Net interest income	906,681	796,287	718,513
Provision for loan and lease losses	42,000	40,900	56,350
Net interest income after provision for loan and lease losses	864,681	755,387	662,163
Non-interest Income:
Deposit service fees	162,183	151,137	140,685
Loan and lease related fees	32,025	26,448	26,581
Wealth and investment services	32,843	31,055	28,962
Mortgage banking activities	4,424	9,937	14,635
Increase in cash surrender value of life insurance policies	14,614	14,627	14,759
Gain on sale of investment securities, net	—	—	414
Impairment loss on securities recognized in earnings	—	(126)	(149)
Other income	36,479	26,400	38,591
Total non-interest income	282,568	259,478	264,478
Non-interest Expense:
Compensation and benefits	381,496	356,505	325,998
Occupancy	59,463	60,490	61,110
Technology and equipment	97,877	89,464	79,882
Intangible assets amortization	3,847	4,062	5,652
Marketing	16,838	17,421	19,703
Professional and outside services	20,300	16,858	14,801
Deposit insurance	34,749	25,649	26,006
Other expense	91,046	90,626	90,039
Total non-interest expense	705,616	661,075	623,191
Income before income tax expense	441,633	353,790	303,450
Income tax expense	81,215	98,351	96,323
Net income	360,418	255,439	207,127
Preferred stock dividends and other	(8,715)	(8,608)	(8,704)
Earnings applicable to common shareholders	$351,703	$246,831	$198,423

Earnings per common share:
Basic	$3.83	$2.68	$2.17
Diluted	3.81	2.67	2.16
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2018	2017	2016
Net income	$360,418	$255,439	$207,127
Other comprehensive (loss) income, net of tax:
Total available-for-sale securities	(43,427)	(7,590)	(9,069)
Total derivative instruments	5,703	4,565	5,912
Total defined benefit pension and postretirement benefit plans	(1,397)	4,135	4,270
Other comprehensive (loss) income, net of tax	(39,121)	1,110	1,113
Comprehensive income	$321,297	$256,549	$208,240
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2015	$122,710	$937	$1,124,325	$1,315,948	$(71,854)	$(78,106)	$2,413,960
Net income	—	—	—	207,127	—	—	207,127
Other comprehensive income, net of tax	—	—	—	—	—	1,113	1,113
Common stock dividends/equivalents $0.98 per share	—	—	149	(90,062)	—	—	(89,913)
Series E preferred stock dividends $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Stock-based compensation	—	—	2,976	403	10,713	—	14,092
Exercise of stock options	—	—	(1,350)	—	13,112	—	11,762
Common shares acquired from stock compensation plan activity	—	—	—	—	(11,664)	—	(11,664)
Common stock repurchase program	—	—	—	—	(11,206)	—	(11,206)
Common stock warrants repurchased	—	—	(163)	—	—	—	(163)
Balance at December 31, 2016	122,710	937	1,125,937	1,425,320	(70,899)	(76,993)	2,527,012
Adoption of ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	15,648	—	(15,648)	—
Net income	—	—	—	255,439	—	—	255,439
Other comprehensive income, net of tax	—	—	—	—	—	1,110	1,110
Common stock dividends/equivalents $1.03 per share	—	—	168	(95,097)	—	—	(94,929)
Series E preferred stock dividends $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Dividends accrued on Series F preferred stock	—	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	—	2,636	11,548	—	14,184
Exercise of stock options	—	—	(3,941)	—	12,200	—	8,259
Common shares acquired from stock compensation plan activity	—	—	—	—	(11,694)	—	(11,694)
Common stock repurchase program	—	—	—	—	(11,585)	—	(11,585)
Redemption of Series E preferred stock	(122,710)	—	—	—	—	—	(122,710)
Issuance of Series F preferred stock	145,056	—	—	—	—	—	145,056
Balance at December 31, 2017	145,056	937	1,122,164	1,595,762	(70,430)	(91,531)	2,701,958
Adoption of ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)-Premium Amortization on Purchased Callable Debt Securities and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	(1,373)	—	—	(1,373)
Net income	—	—	—	360,418	—	—	360,418
Other comprehensive loss, net of tax	—	—	—	—	—	(39,121)	(39,121)
Common stock dividends/equivalents $1.25 per share	—	—	99	(115,442)	—	—	(115,343)
Series F preferred stock dividends $1,323.4375 per share	—	—	—	(7,875)	—	—	(7,875)
Dividends accrued on Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	3,275	9,878	—	11,612
Exercise of stock options	—	—	(5,762)	—	7,935	—	2,173
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,779)	—	(13,779)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2018	2017	2016
Operating Activities:
Net income	$360,418	$255,439	$207,127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	42,000	40,900	56,350
Deferred tax expense (benefit)	9,472	(9,074)	17,700
Depreciation and amortization	38,750	37,172	36,449
Amortization of earning assets and funding premium/discount, net	50,984	45,444	57,331
Stock-based compensation	11,612	12,276	11,438
Gain on sale, net of write-down, on foreclosed and repossessed assets	(709)	(784)	(976)
Loss (gain) on sale, net of write-down, on premises and equipment	346	(15)	397
Impairment loss on securities recognized in earnings	—	126	149
Gain on the sale of investment securities, net	—	—	(414)
Increase in cash surrender value of life insurance policies	(14,614)	(14,627)	(14,759)
Gain from life insurance policies	(2,553)	—	—
Mortgage banking activities	(4,424)	(9,937)	(14,635)
Proceeds from sale of loans held for sale	188,025	333,027	438,925
Originations of loans held for sale	(171,883)	(287,634)	(452,886)
Net decrease (increase) in derivative contract assets net of liabilities	(4,615)	32,763	27,929
Gain on sale of banking center deposits	(4,596)	—	—
Gain on redemption of other assets	—	—	(7,331)
Net (increase) decrease in accrued interest receivable and other assets	(739)	(19,790)	54,269
Net (decrease) increase in accrued expenses and other liabilities	(28,066)	29,680	(18,918)
Net cash provided by operating activities	469,408	444,966	398,145
Investing Activities:
Net (increase) decrease in interest-bearing deposits	(43,449)	3,833	126,446
Purchases of available-for-sale securities	(873,108)	(660,106)	(980,870)
Proceeds from maturities and principal payments of available-for-sale securities	538,747	984,732	672,965
Proceeds from sales of available-for-sale securities	—	—	259,283
Purchases of held-to-maturity securities	(393,693)	(1,043,278)	(1,066,156)
Proceeds from maturities and principal payments of held-to-maturity securities	524,862	687,439	795,953
Net proceeds from (purchase of) Federal Home Loan Bank stock	2,280	43,080	(6,299)
Alternative investments (capital call) return of capital, net	(1,215)	873	(381)
Net increase in loans	(990,014)	(549,213)	(1,440,141)
Proceeds from loans not originated for sale	1,687	14,679	34,170
Proceeds from life insurance policies	4,271	746	—
Proceeds from the sale of foreclosed properties and repossessed assets	8,011	7,603	9,205
Proceeds from the sale of premises and equipment	567	3,357	1,550
Additions to premises and equipment	(32,958)	(28,546)	(40,731)
Divestiture of banking center deposits, net cash paid	(107,361)	—	—
Proceeds from redemption of other assets	—	7,581	—
Net cash used for investing activities	(1,361,373)	(527,220)	(1,635,006)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2018	2017	2016
Financing Activities:
Net increase in deposits	979,519	1,690,197	1,351,609
Contingent consideration	—	—	5,000
Proceeds from Federal Home Loan Bank advances	8,960,000	12,255,000	19,630,000
Repayments of Federal Home Loan Bank advances	(8,810,297)	(13,420,791)	(19,451,219)
Net decrease in securities sold under agreements to repurchase and other borrowings	(61,395)	(306,257)	(201,874)
Redemption of Series E preferred stock	—	(122,710)	—
Issuance of Series F preferred stock	—	145,056	—
Dividends paid to common shareholders	(114,959)	(94,630)	(89,522)
Dividends paid to preferred shareholders	(7,875)	(8,096)	(8,096)
Exercise of stock options	2,173	8,259	11,762
Excess tax benefits from stock-based compensation	—	—	3,204
Common stock repurchase program	(12,158)	(11,585)	(11,206)
Common shares acquired related to stock compensation plan activity	(13,779)	(11,694)	(11,664)
Common stock warrants repurchased	—	—	(163)
Net cash provided by financing activities	921,229	122,749	1,227,831
Net (decrease) increase in cash and due from banks	29,264	40,495	(9,030)
Cash and due from banks at beginning of period	231,158	190,663	199,693
Cash and due from banks at end of period	$260,422	$231,158	$190,663

Supplemental disclosure of cash flow information:
Interest paid	$144,726	$114,046	$102,438
Income taxes paid	60,925	109,059	80,143
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$8,105	$8,972	$6,769
Transfer of loans from portfolio to loans held for sale	5,443	7,234	39,383
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At December 31, 2018, Webster Financial Corporation's principal asset is all of the outstanding capital stock of Webster Bank.
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP, and to general practices within the financial services industry. The Consolidated Financial Statements and the accompanying Notes thereto include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation.
Assets that the Company holds or manages in a fiduciary or agency capacity for customers, typically referred to as assets under administration or assets under management are not included in the accompanying Consolidated Balance Sheets since those assets are not Webster's, and the Company is not the primary beneficiary.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's consolidated financial statements.
Principles of Consolidation
The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entities (VOEs) in which the Company has a controlling financial interest and any variable interest entities (VIEs) for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights.
A VIE is an entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that is consistent with their investment in the entity. The Company evaluates each VIE to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.
The Company accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when the Company owns between 20% and 50% of a corporation, or when it has greater than 3%-5% interest in a limited partnership or similarly structured entity. See Note 2: Variable Interest Entities for further information.
Use of Estimates
The preparation of financial statements in accordance with GAAP, requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as income and expense during the period. Actual results could differ from those estimates.
Federal Deposit Insurance Corporation Assessment
The Company reclassified certain loans under existing and modified FDIC loan category classifications in its regulatory filings, which resulted in an obligation for additional FDIC premiums for the period June 30, 2015 through December 31, 2017. During 2018, the Company made a $10.0 million payment to the FDIC to resolve its obligation.

Cash Equivalents
Cash equivalents have a maturity of three months or less.
Cash and due from banks. Cash equivalents, including cash on hand, certain cash due from banks and deposits at the FRB of Boston, are referenced as cash and due from banks in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
Interest-bearing deposits. Cash equivalents, primarily representing deposits at the FRB of Boston in excess of reserve requirements, and federal funds sold, which essentially represent uncollateralized loans to other financial institutions, are referenced as interest-bearing deposits in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The Company regularly evaluates the credit risk associated with those financial institutions to assure that Webster not become exposed to any significant credit risk on cash equivalents.
Investment in Debt Securities
Investment securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any classification change subsequent to trade date is reviewed for compliance with corporate objectives and accounting policy. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income according to a constant yield methodology, with consideration given to prepayment assumptions on mortgage backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (OCI) or other comprehensive loss (OCL). Should securities be transferred from available-for-sale to held-to-maturity they would be recorded at fair value at the time of transfer and the respective gain or loss would be recorded as a separate component of OCI or OCL and amortized as an adjustment to interest income over the remaining life of such security.
Securities classified as available-for-sale or held-to-maturity and in an unrealized loss position are evaluated for OTTI on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, and the amount of the unrealized loss. If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the debt security prior to recovery of its amortized cost basis, it is written down to fair value, and the loss is recognized in non-interest income. If the Company does not intend to sell the debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of the unrealized loss is recorded as an impairment charge in non-interest income. The remaining loss component would be recorded to accumulated other comprehensive loss, net of tax (AOCL).
The specific identification method is used to determine realized gains and losses on sales of securities. See Note 3: Investment Securities for further information.
Investment in Equity Securities
The Company’s accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in non-interest income. For equity investments without readily determinable fair values, the Company elected the “measurement alternative,” and therefore carry these investments at cost, less impairment (if any), plus or minus changes in observable prices. Certain equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. On a quarterly basis, the Company reviews its equity investments without readily determinable fair values for impairment. If the equity investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in non-interest income.
Equity investments in entities that finance affordable housing and other community development projects provide a return primarily through the realization of tax benefits. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of the FHLB of Boston and FRB of Boston. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Membership stock is reviewed for impairment as economic circumstances warrant special review.

Loans Held for Sale
Residential mortgage loans that are classified as held for sale at the time of origination are accounted for under the fair value option method. Loans not originated for sale but subsequently transferred to held for sale are valued at the lower of cost or fair value method of accounting and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other non-interest income.
Gains or losses on the sale of loans held for sale are recorded as mortgage banking activities. Cash flows from the sale of loans that were originated specifically for resale are presented as operating cash flows. Cash flows from the sale of loans originated for investment then subsequently transferred to held for sale are presented as investing cash flows. See Note 5: Transfers of Financial Assets for further information.
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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales, primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any other assets obtained or liabilities incurred in exchange for the transferred assets.
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

Loans are generally removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a loan discharged under Chapter 7 of the U.S. bankruptcy code is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, the loan is a closed-end amortizing loan, it is fully collateralized, and post-discharge the loan had at least six consecutive months of current payments. See Note 4: Loans and Leases for further information.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for funded loans using the PD, LGD, and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other non-interest expense in the accompanying Consolidated Statements of Income. See Note 21: Commitments and Contingencies for further information.
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

Repairs and maintenance costs are charged to non-interest expense as incurred. Premises and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense. See Note 6: Premises and Equipment for further information.
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
Goodwill is evaluated for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, then a 2 Step quantitative process will be performed that will require the Company to utilize an equally weighted combined income and market approach to arrive at an indicated fair value range for the reporting unit. In Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill, to ascertain if a goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to non-interest expense.
The Company applied the qualitative assessment for its reporting units during its annual impairment review this year to determine if the 2-step quantitative impairment test was necessary. Based on its qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. See Note 7: Goodwill and Other Intangible Assets for further information.
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

Cash Surrender Value of Life Insurance
Investment in life insurance represents the cash surrender value of life insurance policies on certain current and former officers of Webster. Cash surrender value increases are recorded in non-interest income, decreases are the result of collection on the policies, with death benefit proceeds in excess of cash surrender value recorded in other non-interest income upon the death of an insured.
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
Revenue From Contracts With Customers
Revenue from contracts with customers generally comprises non-interest income earned by the Company in exchange for services provided to customers and is recognized when services are complete or as they are rendered. These revenue streams include deposit service fees, wealth and investment services, and an insignificant component of other non-interest income in the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in the contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when performance obligations are satisfied. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued interest receivable and other assets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant. See Note 20: Revenue from Contracts with Customers for further information.
Share-Based Compensation
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
For restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant. For certain performance-based restricted stock awards, fair value is measured using the Monte Carlo valuation methodology, which provides for the 3-year performance period. Awards ultimately vest in a range from zero to 150% of the target number of shares under the grant. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the date of grant.
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
Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Comprehensive income consists of net income, and the after-tax effect of the following items: changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statements of Shareholders' Equity, Consolidated Statements of Comprehensive Income, and Note 12: Accumulated Other Comprehensive Loss, Net of Tax.
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
Cleared derivative transactions are with our selected clearing exchange, Chicago Mercantile Exchange (CME). Exposure is settled to market on a daily basis, with additional credit exposure related to initial margin collateral pledged to CME at trade execution.
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
Offsetting Assets and Liabilities. The Company presents derivative receivables and derivative payables with the same counterparty and the related variation margin of cash collateral receivables and payables on a net basis in the Consolidated Balance Sheets when a legally enforceable master netting agreement exists. The cash collateral, relating to the initial margin, is included within accrued interest receivable and other assets in the Consolidated Balance Sheets.
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
Employee Retirement Benefit Plan
Webster Bank maintains a noncontributory defined benefit pension plan covering all employees that were participants on or before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. The plan is recorded as an asset if overfunded or a liability if underfunded. There is a supplemental retirement plan for select executive level employees that were participants on or before December 31, 2007. There is also a postretirement healthcare benefits plan for certain retired employees.
The Company elected to change its approach for estimating service and interest components of net periodic pension cost, utilizing a full yield curve approach to measure the benefit obligation of the retirement benefit plans, effective January 1, 2017. The Company changed to this new estimate method to improve the correlation between projected benefit cash flows and the corresponding yield spot rates, and to provide a more precise measurement of service and interest costs. Historically the Company estimated service and interest costs utilizing a single-weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The new method measures service and interest costs separately using the full yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit obligation.

Recently Adopted Accounting Standards Updates
Effective January 1, 2018, the following new accounting guidance was adopted by the Company:
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
The Company adopted the Updates during the first quarter of 2018 on a modified retrospective transition approach. The Company did not identify any material changes to the timing of revenue recognition. The Company changed how it presents certain recurring revenue streams associated with wealth and investment services as other income, versus a contra expense. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations, and there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition, however, additional disclosure has been incorporated in Note 20: Revenue from Contracts with Customers.
Accounting Standards Issued but not yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
ASU No. 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
The Update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate.
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
This Update is effective for the Company on January 1, 2020. Early adoption is permitted, although the Company does not intend to early adopt. The Company will apply the amendments in this update prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this Update to have a material impact on its consolidated financial statements.
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
ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.
The purpose of the Update is to better align the financial reporting for hedging activities with the economic objectives of those activities. The update requires a modified retrospective transition method in which the Company will recognize a cumulative effect of the change on the opening balance for each affected component of equity in the financial statements as of the date of adoption.
The Update is effective for the Company on January 1, 2019. The adoption will not have a material impact on the Company's consolidated financial statements.

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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent ASUs issued to clarify this Topic.
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
The change from an incurred loss method to an expected loss method represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has empowered a cross functional steering committee comprised of members from different disciplines including Credit, Accounting, Finance and Treasury as well as specific working groups to focus on key components of the development process. Through these working groups, the Company has begun to evaluate the effect that this Update, including the subsequent ASUs issued to clarify this Topic, will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, treasury, and accounting. These work streams are collectively assessing required resources, use of existing and new models, and data availability. The Company expects that the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include expected future changes in macroeconomic conditions. The Company contracted with system solution providers and is in the process of implementing the selected solutions. During 2019, the Company will focus on model validations as well as the development of processes and related controls. The Company expects to begin parallel runs by mid-2019.
These Updates are effective for the Company on January 1, 2020. The impact of adopting these Updates is expected to be influenced by the composition, characteristics, and credit quality of our loan and securities portfolios as well as the economic conditions in effect at the adoption date. Therefore, we are unable to reasonably estimate the impact of adoption at this time.
ASU No. 2016-02, Leases (Topic 842) and subsequent ASUs issued to clarify this Topic.
The Update introduces a lessee model that requires substantially all leases to be recorded as assets and liabilities on the balance sheet and will require expanded quantitative and qualitative disclosures regarding key information about leasing arrangements. The lessor model remains substantially the same with targeted improvements that do not materially impact the Company.
A new transition method option that would allow the Company to use the effective date, January 1, 2019, as the date of initial application of the new leases standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption is included by way of a subsequent Update. The Company will elect this transition method and will record an immaterial transition adjustment to beginning retained earnings.
The Company has engaged a third party consultant to assist with its implementation efforts including with its review of existing leases, and certain service contracts for embedded leases, to evaluate the impact of these Updates. The review of certain service contracts for embedded leases has not identified leases individually or in aggregate that would have a material impact to the Company's financial statements. The Company will utilize a third-party software solution to assist with the accounting under these updates.
Management's implementation of the lease accounting standard is substantially complete. Upon adoption of the standard, the Company expects to recognize a right of use asset of approximately $160 million and a lease liability of approximately $180 million, primarily relating to the Company's real-estate lease portfolio.

Securities and Exchange Commission’s Final Rule on Disclosure Update and Simplification
The SEC adopted the Final Rule, Disclosure Update and Simplification, that amends certain of the SEC’s disclosure requirements to reduce redundant, duplicative, or outdated disclosures due to changes in U.S. GAAP, International Financial Reporting Standards, or changes in technology or the business environment. Most of the amendments included in the SEC’s Final Rule eliminate certain disclosure requirements. This Final Rule is effective for all filings submitted on or after November 5, 2018. The Company eliminated certain information from Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities, contained elsewhere in this report.
One of the amendments requires expanded interim disclosures for stockholders’ equity, which includes the disclosure of dividends per share for each class of share rather than only for common stock as well as disclosure for changes in stockholders’ equity in interim periods. After the issuance of the Final Rule, the SEC published an interpretation that provides an extended transition period for companies to comply with the new interim disclosure requirement. The Company will comply with the new interim disclosure requirement when it files its first quarter 2019 Form 10-Q and does not expect the new disclosure requirement to have a material impact on its financial statements.

Note 2: Variable Interest Entities
The Company has an investment interest in the following entities that meet the definition of a VIE.
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
At December 31, 2018 and December 31, 2017, the aggregate carrying value of the Company's tax credit-finance investments was $29.1 million and $33.5 million, respectively, which represents the Company's maximum exposure to loss. At December 31, 2018 and December 31, 2017, unfunded commitments have been recognized, totaling $10.4 million and $17.3 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
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
At December 31, 2018 and December 31, 2017, the aggregate carrying value of the Company's other investments in VIEs was $17.6 million and $13.8 million, respectively, and the maximum exposure to loss of the Company's other investments in VIEs, including unfunded commitments, was $31.0 million and $22.9 million, respectively. Refer to Note 16: Fair Value Measurements for additional information.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Investments are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.

Note 3: Investment Securities
A Summary of the amortized cost and fair value of investment securities is presented below:

	At December 31,
	2018				2017
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$7,549	$1	$—	$7,550	$1,247	$—	$—	$1,247
Agency CMO	238,968	412	(4,457)	234,923	308,989	1,158	(3,814)	306,333
Agency MBS	1,521,534	1,631	(42,076)	1,481,089	1,124,960	2,151	(19,270)	1,107,841
Agency CMBS	608,167	—	(41,930)	566,237	608,276	—	(20,250)	588,026
CMBS	447,897	645	(2,961)	445,581	358,984	2,157	(74)	361,067
CLO	114,641	94	(1,964)	112,771	209,075	910	(134)	209,851
Single issuer-trust preferred	—	—	—	—	7,096	—	(46)	7,050
Corporate debt	55,860	—	(5,281)	50,579	56,504	797	(679)	56,622
Total available-for-sale	$2,994,616	$2,783	$(98,669)	$2,898,730	$2,675,131	$7,173	$(44,267)	$2,638,037
Held-to-maturity:
Agency CMO	$208,113	$287	$(5,255)	$203,145	$260,114	$664	$(4,824)	$255,954
Agency MBS	2,517,823	8,250	(79,701)	2,446,372	2,569,735	16,989	(37,442)	2,549,282
Agency CMBS	667,500	53	(22,572)	644,981	696,566	—	(10,011)	686,555
Municipal bonds and notes	715,041	2,907	(18,285)	699,663	711,381	8,584	(6,558)	713,407
CMBS	216,943	405	(2,388)	214,960	249,273	2,175	(620)	250,828
Private Label MBS	—	—	—	—	323	1	—	324
Total held-to-maturity	$4,325,420	$11,902	$(128,201)	$4,209,121	$4,487,392	$28,413	$(59,455)	$4,456,350

Other-Than-Temporary Impairment
The amount in the amortized cost columns in the table above includes other-than-temporary impairment related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The Company has taken measures to bring its CLO positions into conformance with the Volcker Rule.
The following table presents the changes in OTTI:

	Years ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$1,364	$3,243	$3,288
Reduction for investment securities called	(542)	(2,005)	(194)
Additions for OTTI not previously recognized in earnings	—	126	149
Ending balance	$822	$1,364	$3,243

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

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$15,524	$(72)	$180,641	$(4,385)	36	$196,165	$(4,457)
Agency MBS	321,678	(2,078)	975,084	(39,998)	184	1,296,762	(42,076)
Agency CMBS	—	—	566,237	(41,930)	37	566,237	(41,930)
CMBS	343,457	(2,937)	5,193	(24)	39	348,650	(2,961)
CLO	83,305	(1,695)	14,873	(269)	5	98,178	(1,964)
Single issuer-trust preferred	—	—	—	—	—	—	—
Corporate debt	35,990	(1,820)	14,589	(3,461)	8	50,579	(5,281)
Total available-for-sale in an unrealized loss position	$799,954	$(8,602)	$1,756,617	$(90,067)	309	$2,556,571	$(98,669)
Held-to-maturity:
Agency CMO	$691	$(1)	$182,396	$(5,254)	25	$183,087	$(5,255)
Agency MBS	288,635	(1,916)	1,892,951	(77,785)	272	2,181,586	(79,701)
Agency CMBS	—	—	635,284	(22,572)	56	635,284	(22,572)
Municipal bonds and notes	68,351	(882)	414,776	(17,403)	223	483,127	(18,285)
CMBS	24,881	(270)	132,464	(2,118)	20	157,345	(2,388)
Total held-to-maturity in an unrealized loss position	$382,558	$(3,069)	$3,257,871	$(125,132)	596	$3,640,429	$(128,201)

	At December 31, 2017
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$81,001	$(449)	$119,104	$(3,365)	27	$200,105	$(3,814)
Agency MBS	416,995	(2,920)	606,021	(16,350)	135	1,023,016	(19,270)
Agency CMBS	54,182	(851)	533,844	(19,399)	36	588,026	(20,250)
CMBS	23,869	(74)	—	—	6	23,869	(74)
CLO	56,335	(134)	—	—	3	56,335	(134)
Single issuer-trust preferred	7,050	(46)	—	—	1	7,050	(46)
Corporate debt	11,082	(395)	6,265	(284)	4	17,347	(679)
Total available-for-sale in an unrealized loss position	$650,514	$(4,869)	$1,265,234	$(39,398)	212	$1,915,748	$(44,267)
Held-to-maturity:
Agency CMO	$98,090	$(1,082)	$106,775	$(3,742)	22	$204,865	$(4,824)
Agency MBS	762,107	(4,555)	1,197,839	(32,887)	205	1,959,946	(37,442)
Agency CMBS	576,770	(7,599)	109,785	(2,412)	56	686,555	(10,011)
Municipal bonds and notes	6,432	(38)	226,861	(6,520)	92	233,293	(6,558)
CMBS	92,670	(413)	14,115	(207)	13	106,785	(620)
Total held-to-maturity in an unrealized loss position	$1,536,069	$(13,687)	$1,655,375	$(45,768)	388	$3,191,444	$(59,455)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are impaired as of December 31, 2018. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at December 31, 2018.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $4.5 million on the Company’s investment in Agency CMO at December 31, 2018, compared to $3.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $42.1 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2018, compared to $19.3 million at December 31, 2017. Unrealized losses increased due to higher market rates, while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $41.9 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2018, compared to $20.3 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances remained approximately the same for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $3.0 million on the Company’s investment in CMBS at December 31, 2018, compared to $0.1 million at December 31, 2017. The portfolio of mainly floating rate CMBS experienced increased market spreads which resulted in lower market prices and higher unrealized losses at December 31, 2018 compared to December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $2.0 million on the Company’s investments in CLO at December 31, 2018 compared to $0.1 million unrealized losses at December 31, 2017. Unrealized losses increased due to increased market spreads while principal balances decreased due to call activity since December 31, 2017. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were $5.3 million of unrealized losses on the Company's corporate debt portfolio at December 31, 2018, compared to $0.7 million at December 31, 2017. Unrealized losses increased due to increased market spreads since December 31, 2017. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $5.3 million on the Company’s investment in Agency CMO at December 31, 2018, compared to $4.8 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances decreased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $79.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2018, compared to $37.4 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased for this asset class since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $22.6 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2018, compared to $10.0 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased since December 31, 2017. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $18.3 million on the Company’s investment in municipal bonds and notes at December 31, 2018, compared to $6.6 million at December 31, 2017. Unrealized losses increased due to higher market rates while principal balances increased since December 31, 2017. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $2.4 million on the Company’s investment in CMBS at December 31, 2018, compared to $0.6 million unrealized losses at December 31, 2017. Unrealized losses increased due to higher market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2017. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Securities
There were no sales during the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, proceeds from sales were $259.3 million, with gross realized gains of $2.9 million less gross realized losses of $2.5 million resulting in a gain on sale of investment securities, net of $0.4 million.

Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At December 31, 2018

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,880	$27,865	$7,047	$7,059
Due after one year through five years	17,126	17,155	7,909	8,019
Due after five through ten years	275,969	274,027	31,455	31,500
Due after ten years	2,673,641	2,579,683	4,279,009	4,162,543
Total debt securities	$2,994,616	$2,898,730	$4,325,420	$4,209,121

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At December 31, 2018, the Company had a carrying value of $1.2 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.2 billion at December 31, 2018 and $2.4 billion at December 31, 2017 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2018	2017
Residential	$4,416,637	$4,490,878
Consumer	2,396,704	2,590,225
Commercial	6,216,606	5,368,694
Commercial Real Estate	4,927,145	4,523,828
Equipment Financing	508,397	550,233
Loans and leases (1) (2)	$18,465,489	$17,523,858

(1)	Loans and leases include net deferred fees and net premiums and discounts of $13.9 million and $20.6 million at December 31, 2018 and December 31, 2017, respectively.

(2)	At December 31, 2018, the Company had pledged $7.1 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,513	$4,301	$—	$49,188	$62,002	$4,354,635	$4,416,637
Consumer:
Home equity	9,250	5,385	—	33,495	48,130	2,121,049	2,169,179
Other consumer	1,774	957	—	1,494	4,225	223,300	227,525
Commercial:
Commercial non-mortgage	1,011	702	104	55,810	57,627	5,189,808	5,247,435
Asset-based	—	—	—	224	224	968,947	969,171
Commercial real estate:
Commercial real estate	1,275	245	—	8,242	9,762	4,698,552	4,708,314
Commercial construction	—	—	—	—	—	218,831	218,831
Equipment financing	510	405	—	6,314	7,229	501,168	508,397
Total	$22,333	$11,995	$104	$154,767	$189,199	$18,276,290	$18,465,489

	At December 31, 2017
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,643	$5,146	$—	$44,481	$58,270	$4,432,608	$4,490,878
Consumer:
Home equity	12,668	5,770	—	35,645	54,083	2,298,185	2,352,268
Other consumer	2,556	1,444	—	1,707	5,707	232,250	237,957
Commercial:
Commercial non-mortgage	5,212	603	644	39,214	45,673	4,488,242	4,533,915
Asset-based	—	—	—	589	589	834,190	834,779
Commercial real estate:
Commercial real estate	478	77	248	4,484	5,287	4,238,987	4,244,274
Commercial construction	—	—	—	—	—	279,554	279,554
Equipment financing	1,732	626	—	393	2,751	547,482	550,233
Total	$31,289	$13,666	$892	$126,513	$172,360	$17,351,498	$17,523,858

Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2018, 2017, and 2016, had the loans and leases been current in accordance with their original terms, totaled $9.7 million, $8.4 million, and $11.0 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the Year ended December 31, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2018	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Provision (benefit) charged to expense	2,016	4,628	23,041	12,644	(329)	42,000
Losses charged off	(3,455)	(19,228)	(18,220)	(2,061)	(423)	(43,387)
Recoveries	1,980	7,091	4,439	161	75	13,746
Balance at December 31, 2018	$19,599	$28,681	$98,793	$60,151	$5,129	$212,353
Individually evaluated for impairment	$4,286	$1,383	$7,824	$1,661	$196	$15,350
Collectively evaluated for impairment	$15,313	$27,298	$90,969	$58,490	$4,933	$197,003

Loan and lease balances:
Individually evaluated for impairment	$103,531	$39,144	$99,512	$10,828	$6,315	$259,330
Collectively evaluated for impairment	4,313,106	2,357,560	6,117,094	4,916,317	502,082	18,206,159
Loans and leases	$4,416,637	$2,396,704	$6,216,606	$4,927,145	$508,397	$18,465,489

	At or for the Year ended December 31, 2017
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2017	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Provision (benefit) charged to expense	(2,692)	9,367	23,417	11,040	(232)	40,900
Losses charged off	(2,500)	(24,447)	(8,147)	(9,275)	(558)	(44,927)
Recoveries	1,024	6,037	2,358	165	117	9,701
Balance at December 31, 2017	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Individually evaluated for impairment	$4,805	$1,668	$9,786	$272	$23	$16,554
Collectively evaluated for impairment	$14,253	$34,522	$79,747	$49,135	$5,783	$183,440

Loan and lease balances:
Individually evaluated for impairment	$114,295	$45,436	$72,471	$11,226	$3,325	$246,753
Collectively evaluated for impairment	4,376,583	2,544,789	5,296,223	4,512,602	546,908	17,277,105
Loans and leases	$4,490,878	$2,590,225	$5,368,694	$4,523,828	$550,233	$17,523,858

	At or for the Year ended December 31, 2016
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
Allowance for loan and lease losses:
Balance at January 1, 2016	$25,876	$42,052	$59,977	$41,598	$5,487	$174,990
Provision (benefit) charged to expense	230	18,507	28,662	7,930	1,021	56,350
Losses charged off	(4,636)	(20,669)	(18,360)	(2,682)	(565)	(46,912)
Recoveries	1,756	5,343	1,626	631	536	9,892
Balance at December 31, 2016	$23,226	$45,233	$71,905	$47,477	$6,479	$194,320
Individually evaluated for impairment	$8,090	$2,903	$7,422	$169	$9	$18,593
Collectively evaluated for impairment	$15,136	$42,330	$64,483	$47,308	$6,470	$175,727

Loan and lease balances:
Individually evaluated for impairment	$119,424	$45,719	$53,037	$24,755	$6,420	$249,355
Collectively evaluated for impairment	4,135,258	2,638,781	4,887,894	4,486,091	629,209	16,777,233
Loans and leases	$4,254,682	$2,684,500	$4,940,931	$4,510,846	$635,629	$17,026,588

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At December 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$113,575	$103,531	$64,899	$38,632	$4,286
Consumer home equity	44,654	39,144	30,576	8,568	1,383
Commercial:
Commercial non-mortgage	120,165	99,287	65,724	33,563	7,818
Asset-based	550	225	—	225	6
Commercial real estate:
Commercial real estate	13,355	10,828	2,125	8,703	1,661
Commercial construction	—	—	—	—	—
Equipment financing	6,368	6,315	2,946	3,369	196
Total	$298,667	$259,330	$166,270	$93,060	$15,350

	At December 31, 2017
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential:
1-4 family	$125,352	$114,295	$69,759	$44,536	$4,805
Consumer home equity	50,809	45,436	34,418	11,018	1,668
Commercial:
Commercial non-mortgage	79,900	71,882	27,313	44,569	9,786
Asset based	3,272	589	589	—	—
Commercial real estate:
Commercial real estate	11,994	11,226	6,387	4,839	272
Commercial construction	—	—	—	—	—
Equipment financing	3,409	3,325	2,932	393	23
Total	$274,736	$246,753	$141,398	$105,355	$16,554

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Years ended December 31,
	2018			2017			2016
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$108,913	$3,781	$1,106	$116,859	$4,138	$1,264	$126,936	$4,377	$1,200
Consumer home equity	42,290	1,158	980	45,578	1,323	1,046	47,072	1,361	985
Commercial
Commercial non-mortgage	85,585	3,064	—	62,459	1,095	—	54,708	1,540	—
Asset based	407	—	—	295	—	—	—	—	—
Commercial real estate:
Commercial real estate	11,027	198	—	17,397	417	—	28,451	511	—
Commercial construction	—	—	—	594	12	—	3,574	92	—
Equipment financing	4,820	112	—	4,872	207	—	3,421	184	—
Total	$253,042	$8,313	$2,086	$248,054	$7,192	$2,310	$264,162	$8,065	$2,185

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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
	At December 31,		At December 31,		At December 31,
(In thousands)	2018	2017	2018	2017	2018	2017
(1) - (6) Pass	$5,781,138	$5,048,162	$4,773,298	$4,355,916	$494,585	$525,105
(7) Special Mention	206,351	104,594	75,338	62,065	1,303	8,022
(8) Substandard	222,405	206,883	78,509	105,847	12,509	17,106
(9) Doubtful	6,712	9,055	—	—	—	—
Total	$6,216,606	$5,368,694	$4,927,145	$4,523,828	$508,397	$550,233

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
Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2018	2017
Accrual status	$138,479	$147,113
Non-accrual status	91,935	74,291
Total recorded investment of TDR	$230,414	$221,404
Specific reserves for TDR included in the balance of ALLL	$11,930	$12,384
Additional funds committed to borrowers in TDR status	3,893	2,736

For years ended December 31, 2018, 2017 and 2016, Webster charged off $14.3 million, $3.2 million, and $18.6 million, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2018		2017		2016
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential:
Extended Maturity	1	$20	16	$2,569	17	$2,801
Adjusted Interest rates	—	—	2	335	2	528
Combination Rate and Maturity	9	947	12	1,733	13	1,537
Other (2)	21	3,573	39	6,200	24	4,090
Consumer home equity:
Extended Maturity	4	469	12	976	11	484
Adjusted Interest rates	—	—	1	247	—	—
Combination Rate and Maturity	6	618	14	3,469	15	1,156
Other (2)	45	2,812	73	4,907	52	3,131
Commercial non mortgage:
Extended Maturity	12	823	12	1,233	12	14,883
Adjusted Interest rates	—	—	—	—	—	—
Combination Rate and Maturity	15	8,842	18	9,592	2	648
Other (2)	20	41,248	4	6,375	13	1,767
Commercial real estate:
Extended Maturity	2	97	—	—	3	4,921
Adjusted Interest rates	—	—	—	—	1	237
Combination Rate and Maturity	3	1,485	—	—	2	335
Other (2)	1	5,111	—	—	1	509
Equipment Financing
Extended Maturity	4	736	—	—	7	6,642
Total	143	$66,781	203	$37,636	175	$43,669

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
The were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the years ended December 31, 2018, 2017 and 2016.
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2018	2017
(1) - (6) Pass	$13,165	$8,268
(7) Special Mention	84	355
(8) Substandard	67,880	53,050
(9) Doubtful	6,610	—
Total	$87,739	$61,673

Note 5: Transfers of Financial Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The gain or loss on residential mortgage loans sold and the related origination fee income, as well as fair value adjustments to loans held-for-sale are included as mortgage banking activities in the accompanying Consolidated Statements of Income.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company's mortgage banking activities. The reserve reflects loan repurchase requests received by the Company for which management evaluates the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from loan repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer may also impact potential future requests. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$872	$790	$1,192
(Benefit) provision charged to expense	(160)	100	(303)
Repurchased loans and settlements charged off	(38)	(18)	(99)
Ending balance	$674	$872	$790

The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2018	2017	2016
Residential mortgage loans held for sale:
Proceeds from sale	$188,025	$335,656	$438,925
Loans sold with servicing rights retained	166,909	304,788	399,318

Net gain on sale	3,146	6,211	11,629
Ancillary fees	1,544	2,629	3,532
Fair value option adjustment	(266)	1,097	(526)

The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion and $2.6 billion at December 31, 2018 and 2017, respectively.
The following table presents the changes in carrying value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$25,139	$24,466	$20,698
Additions	4,459	9,249	11,312
Amortization	(8,383)	(8,576)	(7,544)
Ending balance	$21,215	$25,139	$24,466
Loan servicing fees, net of mortgage servicing rights amortization, were $1.2 million, $0.8 million, and $1.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively, and are included as a component of loan and lease related fees in the accompanying Consolidated Statements of Income.
See Note 16: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.
Additionally, loans not originated for sale were sold approximately at carrying value, except as noted, for cash proceeds of $1.3 million for certain commercial loans and $0.4 million for certain residential loans for the year ended December 31, 2018; for cash proceeds of $7.2 million for certain commercial loans and $7.4 million for certain residential loans for the year ended December 31, 2017; and for cash proceeds of $26.5 million, resulting in a gain of $2.1 million, for certain commercial loans and $7.6 for certain residential loans for the year ended December 31, 2016.

Note 6: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2018	2017
Land	$10,997	$11,302
Buildings and improvements	79,619	80,646
Leasehold improvements	77,669	82,067
Fixtures and equipment	75,219	76,665
Data processing and software	252,723	234,667
Total premises and equipment	496,227	485,347
Less: Accumulated depreciation and amortization	(371,377)	(355,346)
Premises and equipment, net	$124,850	$130,001

Depreciation and amortization of premises and equipment was $34.9 million, $33.1 million, and $30.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2018	2017
Beginning balance	$144	$637
Additions	498	2,006
Write-downs	(137)	(529)
Sales	(414)	(1,970)
Ending balance	$91	$144

Assets held for disposition are included as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
Note 7: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At December 31,
	2018			2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total Goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(10,842)	$11,158	$22,000	$(8,610)	$13,390
HSA Bank - Customer relationships	21,000	(6,394)	14,606	21,000	(4,779)	16,221
Total Other intangible assets	$43,000	$(17,236)	$25,764	$43,000	$(13,389)	$29,611

As of December 31, 2018, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
2019	$3,847
2020	3,847
2021	3,847
2022	3,847
2023	3,847
Thereafter	6,529

Note 8: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$58,334	$96,364	$73,194
State and local	13,409	11,061	5,429
Total current	71,743	107,425	78,623
Deferred:
Federal	8,508	39,568	12,542
State and local	964	(48,642)	5,158
Total deferred	9,472	(9,074)	17,700

Total federal	66,842	135,932	85,736
Total state and local	14,373	(37,581)	10,587
Income tax expense	$81,215	$98,351	$96,323

Included in the Company's income tax expense for the years ended December 31, 2018, 2017, and 2016, are net tax credits of $1.2 million, $1.6 million, and $1.0 million, respectively. The income tax expense for the year ended December 31, 2017 also included benefits from operating loss carryforwards of $25.1 million. These net tax credits and benefits are exclusive of the Tax Act impacts.
The Company's deferred state and local benefit in 2017 includes $47.5 million related to a reduction in its beginning-of-year valuation allowance for SALT DTA's, or $37.5 million net of deferred federal expense of $10.0 million. The deferred state and local benefit in 2017 also includes $1.8 million from other SALT DTA adjustments, net of federal effects.
The Company's deferred federal expense in 2017 also includes $31.5 million from a re-measurement of its DTA upon the enactment of the Tax Act. Due to a $10.6 million impact of the Tax Act on the $39.3 million of net SALT DTA adjustments noted above, the Company reported a $20.9 million expense attributable to the Tax Act, and a $28.7 million net benefit from SALT DTAs in 2017.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0% in 2018, and 35.0% in 2017 and 2016:

	Years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$92,743	21.0%	$123,826	35.0%	$106,208	35.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	11,354	2.6	8,189	2.3	6,882	2.3
Tax-exempt interest income, net	(6,475)	(1.5)	(10,826)	(3.1)	(8,917)	(2.9)
Increase in cash surrender value of life insurance	(3,069)	(0.7)	(5,120)	(1.4)	(5,166)	(1.7)
Excess tax benefits, net	(4,483)	(1.0)	(6,349)	(1.8)	—	—
Non-deductible FDIC deposit insurance premiums	2,215	0.5	—	—	—	—
SALT DTA adjustments, net of federal	—	—	(28,724)	(8.1)	—	—
Tax Act impacts, net	(10,982)	(2.5)	20,891	5.9	—	—
Other, net	(88)	—	(3,536)	(1.0)	(2,684)	(1.0)
Income tax expense and effective tax rate	$81,215	18.4%	$98,351	27.8%	$96,323	31.7%

Included in the Tax Act impacts, net for 2018 are $10.4 million of tax planning benefits related to the Tax Act.

The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$54,390	$51,203
Net operating loss and credit carry forwards	70,808	71,813
Compensation and employee benefit plans	29,623	25,023
Net unrealized loss on securities available for sale	25,060	9,548
Other	14,388	15,529
Gross deferred tax assets	194,269	173,116
Valuation allowance	(38,181)	(38,292)
Total deferred tax assets, net of valuation allowance	$156,088	$134,824
Deferred tax liabilities:
Equipment financing leases	$28,140	$27,955
Premises and equipment	10,293	472
Loan origination costs, net	9,608	1,018
Goodwill and other intangible assets	6,293	6,364
Mortgage servicing assets	3,604	4,445
Other	1,634	1,940
Gross deferred tax liabilities	59,572	42,194
Deferred tax assets, net	$96,516	$92,630

The Company's DTAs, net increased by $3.9 million during 2018, reflecting the $9.5 million deferred tax expense and a $13.4 million benefit allocated directly to shareholders' equity.
The $38.2 million valuation allowance at December 31, 2018 is attributable to SALT net operating loss carryforwards and the $111 thousand decrease in the valuation allowance during 2018 pertains to the utilization of $0.4 million of capital loss carryforwards previously expected to expire.
SALT net operating loss carryforwards approximating $1.2 billion at December 31, 2018 are scheduled to expire in varying amounts during tax years 2023 through 2037, and credits totaling $0.5 million at December 31, 2018, have a five-year carryover period, with excess credits subject to expiration annually. The valuation allowance of $38.2 million has been established for approximately $644 million of those net operating loss carryforwards estimated to expire.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTAs, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Act, significant positive evidence remains in support of management's conclusion regarding the realizability of Webster's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent and projected future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
A deferred tax liability of $15.2 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2018 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.

The following table reflects a reconciliation of the beginning and ending balances of unrecognized tax benefits (UTBs):

	Years ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$3,595	$3,847	$5,094
Additions as a result of tax positions taken during the current year	249	584	613
Additions as a result of tax positions taken during prior years	71	7	—
Reductions as a result of tax positions taken during prior years	(474)	(61)	(625)
Reductions relating to settlements with taxing authorities	(97)	(392)	(693)
Reductions as a result of lapse of statute of limitation periods	(488)	(390)	(542)
Ending balance	$2,856	$3,595	$3,847

At December 31, 2018, 2017, and 2016, there were $2.3 million, $2.8 million, and $2.5 million, respectively, of UTBs that if recognized would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2018, 2017, and 2016, Webster recognized none, an expense of $0.2 million, and a benefit of $0.2 million, respectively. At December 31, 2018 and 2017, the Company had accrued interest and penalties related to UTBs of $1.8 million and $1.9 million, respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $0.7 million to $1.8 million by the end of 2019, primarily as a result of potential lapses in statute-of-limitation periods and/or potential settlements with state and local taxing authorities concerning apportionment and tax-base determinations.
Webster's federal tax returns for all years subsequent to 2014 remain open to examination. Webster's tax returns to its principal state tax jurisdictions of Connecticut, Massachusetts, New York, and Rhode Island for years subsequent to 2014 are either under, or remain open to examination.
Note 9: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2018	2017
Non-interest-bearing:
Demand	$4,162,446	$4,191,496
Interest-bearing:
Checking	2,518,472	2,736,952
Health savings accounts	5,740,601	5,038,681
Money market	2,100,084	2,209,492
Savings	4,140,696	4,348,700
Time deposits	3,196,546	2,468,408
Total interest-bearing	17,696,399	16,802,233
Total deposits	$21,858,845	$20,993,729

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$869,003	$898,157
Time deposits, included in above balance, that exceed the FDIC limit	555,949	561,512
Demand deposit overdrafts reclassified as loan balances	2,245	2,210

The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2018
2019	$2,381,229
2020	594,754
2021	143,324
2022	47,224
2023	30,015
Thereafter	—
Total time deposits	$3,196,546

Note 10: Borrowings
Total borrowings of $2.6 billion at December 31, 2018 and $2.5 billion at December 31, 2017, are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2018		2017
	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase:
Original maturity of one year or less	$236,874	0.35%	$288,269	0.17%
Original maturity of greater than one year, non-callable	—	—	300,000	3.10
Total securities sold under agreements to repurchase	236,874	0.35	588,269	1.66
Fed funds purchased	345,000	2.52	55,000	1.37
Securities sold under agreements to repurchase and other borrowings	$581,874	1.64	$643,269	1.64

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
The following table provides information for FHLB advances:

	At December 31,
	2018		2017
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,403,026	2.55%	$1,150,000	1.48%
After 1 but within 2 years	215,000	1.73	103,026	1.81
After 2 but within 3 years	200,000	3.16	215,000	1.73
After 3 but within 4 years	150	—	200,000	2.06	(1)
After 4 but within 5 years	242	2.95	170	—
After 5 years	8,390	2.65	8,909	2.65	(1)
Federal Home Loan Bank advances	$1,826,808	2.52	$1,677,105	1.61	(1)

Aggregate carrying value of assets pledged as collateral	$6,689,761		$6,402,066
Remaining borrowing capacity	2,568,664		2,600,624

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
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2018	2017
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (1)		77,320	77,320
Total notes and subordinated debt		227,320	227,320
Discount on senior fixed-rate notes		(608)	(727)
Debt issuance cost on senior fixed-rate notes		(691)	(826)
Long-term debt		$226,021	$225,767

(1)	The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 5.74% at December 31, 2018 and 4.55% at December 31, 2017.

Note 11: Shareholders' Equity
Share activity during the year ended December 31, 2018 is as follows:

	Preferred Stock Series F	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2018	6,000	93,680,291	1,658,526	92,021,765
Restricted share activity	—	—	(182,553)	182,553
Stock options exercised	—	—	(182,517)	182,517
Common stock repurchased	—	—	215,000	(215,000)
Warrant exercise	—	6,020	—	6,020
Series F Preferred Stock issuance	—	—	—	—
Series E Preferred Stock redemption	—	—	—	—
Balance at December 31, 2018	6,000	93,686,311	1,508,456	92,177,855

Common Stock
On October 24, 2017, Webster announced that its Board of Directors had authorized a $100 million common stock repurchase program under which shares may be repurchased from time to time in the open market or in privately negotiated transactions, subject to market conditions and other factors. During 2018, common stock repurchased was acquired, at an average cost of $56.55 per common share. The shares were acquired under authority of a remaining balance from a previous program coupled with the current program, which results in a remaining repurchase authority for the common stock repurchase program of $91.7 million at December 31, 2018.
On June 8, 2011, the U.S. Treasury closed an underwritten public offering of 3,282,276 warrants issued in connection with the Company’s participation in the Capital Purchase Program, each representing the right to purchase one share of Webster common stock, $0.01 par value per share. As of December 31, 2017, 8,752 warrants remained outstanding. During 2018, there were 8,647 warrants exercised in cashless exchange transactions. The warrants had an exercise price of $18.28 and expired on November 21, 2018. Accordingly, no warrants remained outstanding at December 31, 2018.
Preferred Stock
Webster has 6,000,000 depository shares outstanding, each representing 1/1000th ownership interest in a share of Webster's 5.25% Series F Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depository share) (the Series F Preferred Stock). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 5.25% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series F Preferred Stock are not cumulative and are not mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series F Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series F Preferred Stock for the most recently completed dividend period.
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

Note 12: Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the changes in AOCL by component:

(In thousands)	Available For Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2015	$(6,407)	$(22,980)	$(48,719)	$(78,106)
Other comprehensive (loss) income before reclassifications	(8,901)	825	(232)	(8,308)
Amounts reclassified from accumulated other comprehensive loss	(168)	5,087	4,502	9,421
Net current-period other comprehensive (loss) income, net of tax	(9,069)	5,912	4,270	1,113
Balance at December 31, 2016	(15,476)	(17,068)	(44,449)	(76,993)
Other comprehensive (loss) income before reclassifications	(7,590)	181	98	(7,311)
Amounts reclassified from accumulated other comprehensive loss	—	4,384	4,037	8,421
Net current-period other comprehensive (loss) income, net of tax	(7,590)	4,565	4,135	1,110
Balance at Adoption of ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from AOCI	(4,881)	(2,513)	(8,254)	(15,648)
Balance at December 31, 2017	(27,947)	(15,016)	(48,568)	(91,531)
Other comprehensive (loss) income before reclassifications	(43,427)	208	(7,122)	(50,341)
Amounts reclassified from accumulated other comprehensive loss	—	5,495	5,725	11,220
Net current-period other comprehensive (loss) income, net of tax	(43,427)	5,703	(1,397)	(39,121)
Balance at December 31, 2018	$(71,374)	$(9,313)	$(49,965)	$(130,652)
The following table provides information for the items reclassified from AOCL:

	Years ended December 31,
Accumulated Other Comprehensive Loss Components	2018	2017	2016	Associated Line Item in the Consolidated Statements Of Income
(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$—	$—	$414	Gain on sale of investment securities, net
Unrealized losses on investments	—	—	(149)	Impairment loss recognized in earnings
Total before tax	—	—	265
Tax expense	—	—	(97)	Income tax expense
Net of tax	$—	$—	$168
Derivative instruments:
Cash flow hedges	$(7,425)	$(7,160)	$(8,020)	Interest expense
Tax benefit	1,930	2,776	2,933	Income tax expense
Net of tax	$(5,495)	$(4,384)	$(5,087)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(7,708)	$(6,612)	$(7,126)	(1)
Prior service costs	—	—	(14)	(1)
Total before tax	(7,708)	(6,612)	(7,140)
Tax benefit	1,983	2,575	2,638	Income tax expense
Net of tax	$(5,725)	$(4,037)	$(4,502)
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 17: Retirement Benefit Plans for further details).

The following tables summarize the items and related tax effects for each component of OCI/OCL, net of tax:

	Year ended December 31, 2018
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized loss during the period	$(58,792)	$15,365	$(43,427)
Reclassification for net gain included in net income	—	—	—
Net non-credit other-than-temporary impairment	—	—	—
Total available-for-sale securities	(58,792)	15,365	(43,427)
Derivative instruments:
Net unrealized gain during the period	280	(72)	208
Reclassification adjustment for net loss included in net income	7,425	(1,930)	5,495
Total derivative instruments	7,705	(2,002)	5,703
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(9,600)	2,478	(7,122)
Reclassification adjustment for amortization of net loss included in net income	7,708	(1,983)	5,725
Reclassification adjustment for prior service cost included in net income	—	—	—
Total defined benefit pension and postretirement benefit plans	(1,892)	495	(1,397)
Other comprehensive loss, net of tax	$(52,979)	$13,858	$(39,121)
	Year ended December 31, 2017
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized loss during the period	$(12,423)	$4,833	$(7,590)
Reclassification for net gain included in net income	—	—	—
Net non-credit other-than-temporary impairment	—	—	—
Total available-for-sale securities	(12,423)	4,833	(7,590)
Derivative instruments:
Net unrealized gain during the period	291	(110)	181
Reclassification adjustment for net loss included in net income	7,160	(2,776)	4,384
Total derivative instruments	7,451	(2,886)	4,565
Defined benefit pension and other postretirement benefit plans:
Current year actuarial gain	155	(57)	98
Reclassification adjustment for amortization of net loss included in net income	6,612	(2,575)	4,037
Reclassification adjustment for prior service cost included in net income	—	—	—
Total defined benefit pension and postretirement benefit plans	6,767	(2,632)	4,135
Other comprehensive income, net of tax	$1,795	$(685)	$1,110
	Year ended December 31, 2016
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized loss during the period	$(14,113)	$5,212	$(8,901)
Reclassification for net gain included in net income	(414)	152	(262)
Net non-credit other-than-temporary impairment	149	(55)	94
Total available-for-sale securities	(14,378)	5,309	(9,069)
Derivative instruments:
Net unrealized gain during the period	1,331	(506)	825
Reclassification adjustment for net loss included in net income	8,020	(2,933)	5,087
Total derivative instruments	9,351	(3,439)	5,912
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(368)	136	(232)
Reclassification adjustment for amortization of net loss included in net income	7,126	(2,633)	4,493
Reclassification adjustment for prior service cost included in net income	14	(5)	9
Total defined benefit pension and postretirement benefit plans	6,772	(2,502)	4,270
Other comprehensive income, net of tax	$1,745	$(632)	$1,113

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements
			Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Webster Financial Corporation
CET1 risk-based capital	$2,284,978	11.44%	$898,972	4.5%	$1,298,514	6.5%
Total risk-based capital	2,722,194	13.63	1,598,172	8.0	1,997,715	10.0
Tier 1 risk-based capital	2,430,015	12.16	1,198,629	6.0	1,598,172	8.0
Tier 1 leverage capital	2,430,015	9.02	1,077,303	4.0	1,346,628	5.0
Webster Bank
CET1 risk-based capital	$2,170,566	10.87%	$898,317	4.5%	$1,297,569	6.5%
Total risk-based capital	2,385,425	11.95	1,597,008	8.0	1,996,260	10.0
Tier 1 risk-based capital	2,170,566	10.87	1,197,756	6.0	1,597,008	8.0
Tier 1 leverage capital	2,170,566	8.06	1,076,712	4.0	1,345,889	5.0
At December 31, 2017
Webster Financial Corporation
CET1 risk-based capital	$2,093,116	11.14%	$845,389	4.5%	$1,221,118	6.5%
Total risk-based capital	2,517,848	13.40	1,502,914	8.0	1,878,643	10.0
Tier 1 risk-based capital	2,238,172	11.91	1,127,186	6.0	1,502,914	8.0
Tier 1 leverage capital	2,238,172	8.63	1,036,817	4.0	1,296,021	5.0
Webster Bank
CET1 risk-based capital	$2,114,224	11.26%	$844,693	4.5%	$1,220,113	6.5%
Total risk-based capital	2,316,580	12.34	1,501,677	8.0	1,877,097	10.0
Tier 1 risk-based capital	2,114,224	11.26	1,126,258	6.0	1,501,677	8.0
Tier 1 leverage capital	2,114,224	8.14	1,038,442	4.0	1,298,052	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. Dividends paid by Webster Bank to Webster Financial Corporation totaled $290 million and $120 million during the years ended December 31, 2018 and 2017, respectively.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances, on hand or with Federal Reserve Banks. Pursuant to this requirement, the Bank held $81.2 million and $82.3 million at December 31, 2018 and 2017, respectively.

Note 14: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2018	2017	2016
Earnings for basic and diluted earnings per common share:
Net income	$360,418	$255,439	$207,127
Less: Preferred stock dividends	7,853	8,184	8,096
Net income available to common shareholders	352,565	247,255	199,031
Less: Earnings applicable to participating securities	862	424	608
Earnings applicable to common shareholders	$351,703	$246,831	$198,423
Shares:
Weighted-average common shares outstanding - basic	91,930	91,965	91,367
Effect of dilutive securities:
Stock options and restricted stock	292	385	461
Warrants	5	6	28
Weighted-average common shares outstanding - diluted	92,227	92,356	91,856
Earnings per common share:
Basic	$3.83	$2.68	$2.17
Diluted	3.81	2.67	2.16

Potential common shares excluded from the effect of dilutive securities because they would have been anti-dilutive, are as follows:

	Years ended December 31,
(In thousands)	2018	2017	2016
Stock options (shares with exercise price greater than market price)	—	—	41
Restricted stock (due to performance conditions on non-participating shares)	47	58	125

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
Interest rate swap and cap contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms. As a result, there is minimal impact on earnings, except for fee income earned in such transactions. All contracts eligible for clearing are cleared through CME. In accordance with its amended rulebook, CME legally characterizes variation margin payments made to and received from CME as settlement of derivatives rather than as collateral against derivatives.
Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed with the borrower by the lead bank in a loan syndication.
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

Balance Sheet Impact of Derivative Instruments
The following table presents the notional amounts and fair values of derivative positions:

	At December 31, 2018				At December 31, 2017
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as cash flow hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$325,000	$3,050	$—	$—	$325,000	$2,770	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	2,767,518	6,570	1,276,109	2,012	2,791,760	5,977	721,048	1,968
Mortgage banking derivatives (3)	13,599	226	17,000	293	28,497	421	39,230	110
Other	11,952	308	43,097	553	7,914	258	30,328	419
Positions not subject to a master netting agreement (4)
Interest rate derivatives	1,668,012	35,635	2,367,876	36,017	1,366,299	23,009	2,146,518	25,631
Risk participation agreements	64,974	39	96,296	81	93,713	80	116,882	111
Other	8,506	450	1,208	54	—	—	2,073	184
Total not designated as hedging instruments	4,534,561	43,228	3,801,586	39,010	4,288,183	29,745	3,056,079	28,423
Gross derivative instruments, before netting	$4,859,561	46,278	$3,801,586	39,010	$4,613,183	32,515	$3,056,079	28,423
Less: Legally enforceable master netting agreements		2,495		2,495		2,245		2,245
Less: Cash collateral posted		4,936		—		6,704		—
Total derivative instruments, after netting		$38,847		$36,515		$23,566		$26,178

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)
Balances related to CME are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include $1.9 billion and $1.9 billion for asset derivatives and $1.1 billion and $595 million for liability derivatives at December 31, 2018 and 2017, respectively, with related fair values of approximately zero.

(3)	Notional amounts include mandatory forward commitments of $17.0 million, while notional amounts do not include approved floating rate commitments of $6.7 million, at December 31, 2018.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the accompanying Consolidated Balance Sheets.

Income Statement Impact of Derivative Instruments
The following table presents the effect on the income statement from derivative positions:

	Years ended December 31,
(In thousands)	2018	2017	2016
Designated as cash flow hedging instruments:
Interest rate derivatives (1)	$6,557	$7,885	$9,762
Not designated as hedging instruments:
Interest rate derivatives (2)	$10,376	$2,702	$8,668
Risk participation agreements (2)	99	242	(361)
Mortgage banking derivatives (3)	(378)	(2,062)	1,553
Other (2)	2,292	(768)	(67)
Total not designated as hedging instruments	$12,389	$114	$9,793

(1)	The impact from interest rate derivatives designated as hedging instruments is included in interest expense on borrowings in the accompanying Consolidated Statements of Income.

(2)	The impact from these interest rate derivatives not designated as hedging instruments is included in other non-interest income in the accompanying Consolidated Statements of Income.

(3)	The impact from mortgage banking derivatives is included in mortgage banking activities in the accompanying Consolidated Statements of Income.

Amounts for the effective portion of changes in the fair value of derivatives qualifying for hedge accounting treatment are reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, the Company estimates that $0.1 million will be reclassified from AOCL as an increase to interest income.
Webster records gains and losses related to hedge terminations to AOCL. These balances are subsequently amortized to interest expense over the respective terms of the hedged debt instruments. At December 31, 2018, the remaining unamortized loss on the terminated cash flow hedges is $8.7 million. Over the next twelve months, the Company estimates that $3.9 million will be reclassified from AOCL as an increase to interest expense.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 12: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 16: Fair Value Measurements.
Offsetting Derivatives
Non-cleared derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Net gain positions are recorded as assets and are included in accrued interest receivable and other assets, while, net loss positions are recorded as liabilities and are included in accrued expenses and other liabilities, in the accompanying Consolidated Balance Sheets.
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At December 31, 2018				At December 31, 2017
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$3,050	$88	$567	$2,395	$2,770	$91	$2,679	$—
Non-hedge Accounting	6,878	2,407	4,369	102	6,222	2,154	4,025	43
Total assets	$9,928	$2,495	$4,936	$2,497	$8,992	$2,245	$6,704	$43

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge Accounting	2,566	2,495	—	71	2,387	2,245	—	142
Total liabilities	$2,566	$2,495	$—	$71	$2,387	$2,245	$—	$142

Derivative Exposure
Use of derivative contracts may expose Webster Bank to counterparty credit risk. The Company has International Swaps and Derivatives Association Master Agreements, including a Credit Support Annex, with all derivative counterparties.
In accordance with counterparty credit agreements and derivative clearing rules, cash or securities are posted or received on a daily basis to offset counterparty derivative exposure. The Company had approximately $5.6 million in net margin collateral received from financial counterparties or the derivative clearing organization at December 31, 2018. The net is comprised of $39.5 million in initial margin posted at CME (clearing house), $28.3 million in CME margin received, and $5.6 million in dealer counterparty bi-lateral margin received. Remaining exposure is collateralized by securities received. In the event of default and if the collateral is not returned, the exposure would be offset by terminating the transaction.
The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. The Company's net current credit exposure relating to interest rate derivatives with Webster Bank customers was $35.6 million at December 31, 2018. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $35.5 million at December 31, 2018.

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
The following table presents the fair value, unpaid principal balance, and accrual status, of assets accounted for under the fair value option:

	At December 31, 2018			At December 31, 2017
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$7,908	$8,227	$(319)	$20,888	$20,346	$542
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.9 million as of December 31, 2018.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. The Company classifies alternative investments with a readily determinable fair value within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for NAV measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At December 31, 2018, these alternative investments had a remaining unfunded commitment of $2.7 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,550	$—	$—	$—	$7,550
Agency CMO	—	234,923	—	—	234,923
Agency MBS	—	1,481,089	—	—	1,481,089
Agency CMBS	—	566,237	—	—	566,237
CMBS	—	445,581	—	—	445,581
CLO	—	112,771	—	—	112,771
Single issuer-trust preferred	—	—	—	—	—
Corporate debt	—	50,579	—	—	50,579
Total available-for-sale investment securities	7,550	2,891,180	—	—	2,898,730
Gross derivative instruments, before netting (1)	758	45,520	—	—	46,278
Originated loans held for sale	—	7,908	—	—	7,908
Investments held in Rabbi Trust	4,307	—	—	—	4,307
Alternative investments	—	—	—	2,563	2,563
Total financial assets held at fair value	$12,615	$2,944,608	$—	$2,563	$2,959,786
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$38,422	$—	$—	$39,010

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$1,247	$—	$—	$—	$1,247
Agency CMO	—	306,333	—	—	306,333
Agency MBS	—	1,107,841	—	—	1,107,841
Agency CMBS	—	588,026	—	—	588,026
CMBS	—	361,067	—	—	361,067
CLO	—	209,851	—	—	209,851
Single issuer-trust preferred	—	7,050	—	—	7,050
Corporate debt	—	56,622	—	—	56,622
Total available-for-sale investment securities	1,247	2,636,790	—	—	2,638,037
Gross derivative instruments, before netting (1)	258	32,257	—	—	32,515
Originated loans held for sale	—	20,888	—	—	20,888
Investments held in Rabbi Trust	4,801	—	—	—	4,801
Alternative investments	—	—	7,460	—	7,460
Total financial assets held at fair value	$6,306	$2,689,935	$7,460	$—	$2,703,701
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$587	$27,836	$—	$—	$28,423

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
At December 31, 2018, there were no significant Level 3 assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. Alternative investments were adjusted by $0.1 million for the year ended December 31, 2018 to reflect observable price changes resulting in a carrying amount of $4.9 million at December 31, 2018.
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $6.9 million at December 31, 2018. OREO and repossessed assets are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
Fair value of selected financial instruments and servicing assets amounts are as follows:

	At December 31,
	2018		2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$4,325,420	$4,209,121	$4,487,392	$4,456,350
Transferred loans held for sale	—	—	—	—
Level 3
Loans and leases, net	18,253,136	18,155,798	17,323,864	17,211,619
Mortgage servicing assets	21,215	45,478	25,139	45,309
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$18,662,299	$18,662,299	$18,525,321	$18,525,321
Time deposits	3,196,546	3,175,948	2,468,408	2,455,245
Securities sold under agreements to repurchase and other borrowings	581,874	581,874	643,269	644,084
FHLB advances (1)	1,826,808	1,826,381	1,677,105	1,678,070
Long-term debt (1)	226,021	229,306	225,767	234,359

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value. See Note 10: Borrowings.

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
There were $11.4 million and $122 thousand in company contributions to the SERP for the years ended December 31, 2018 and 2017, respectively.
The mortality assumptions used in the pension liability assessment for the year ended December 31, 2018 were the RP-2014 adjusted to 2006 dataset mortality table projected to measurement date with Mercer's mortality improvement scale MMP-2017.
The measurement date is December 31 for the Webster Bank Pension Plan, SERP, and other postretirement healthcare benefits.
The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other Benefits
(In thousands)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Beginning balance	$229,318	$211,508	$13,096	$11,806	$3,094	$3,852
Service cost	—	50	—	—	—	—
Interest cost	7,212	7,314	103	375	78	92
Actuarial loss (gain)	(18,499)	18,396	—	1,037	(352)	(631)
Benefits paid and administrative expenses	(8,518)	(7,950)	(11,364)	(122)	(208)	(219)
Ending balance (1)	209,513	229,318	1,835	13,096	2,612	3,094
Change in plan assets:
Beginning balance	216,225	192,922	—	—	—	—
Actual return on plan assets	(15,735)	31,253	—	—	—	—
Employer contributions	—	—	11,364	122	208	219
Benefits paid and administrative expenses	(8,518)	(7,950)	(11,364)	(122)	(208)	(219)
Ending balance	191,972	216,225	—	—	—	—
Funded status of the plan at year end (2)	$(17,541)	$(13,093)	$(1,835)	$(13,096)	$(2,612)	$(3,094)

(1)	The accumulated benefit obligation for the defined benefit pension and other postretirement benefits was $214.0 million and $245.5 million at December 31, 2018 and 2017, respectively.

(2)	The underfunded status amounts are included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets.
The Company expects that $5.7 million in net actuarial loss will be recognized as a component of net periodic benefit cost in 2019.
The components of AOCL related to the defined benefit pension and other postretirement benefits at December 31, 2018 and 2017 are summarized below:

	Pension Plan		SERP		Other Benefits
(In thousands)	2018	2017	2018	2017	2018	2017
Net actuarial loss (gain)	$64,523	$59,433	$453	$3,299	$(368)	$(16)
Prior service cost	—	—	—	—	—	—
Total pre-tax amounts included in AOCL	64,523	59,433	453	3,299	(368)	(16)
Deferred tax benefit	14,623	13,407	103	744	(83)	(3)
Amounts included in accumulated AOCL, net of tax	$49,900	$46,026	$350	$2,555	$(285)	$(13)

Expected future benefit payments for the defined benefit pension and other postretirement benefits are presented below:

(In thousands)	Pension Plan	SERP	Other Benefits
2019	$8,636	$130	$331
2020	9,011	133	318
2021	9,740	133	301
2022	10,416	133	283
2023	10,468	131	262
2024-2028	57,158	650	978

The components of the net periodic benefit cost (benefit) for the defined benefit pension and other postretirement benefits were as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$50	$45	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,212	7,314	8,441	103	375	389	78	92	125
Expected return on plan assets	(12,716)	(12,296)	(11,461)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	14
Recognized net loss	4,862	5,864	6,665	2,846	748	426	—	—	35
Net periodic benefit cost (benefit)	$(642)	$932	$3,690	$2,949	$1,123	$815	$78	$92	$174

Changes in funded status related to the defined benefit pension and other postretirement benefits and recognized as a component of OCI in the accompanying Consolidated Statements of Comprehensive Income as follows for the years ended December 31:

	Pension Plan			SERP			Other Benefits
(In thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net (gain) loss	$9,952	$(561)	$(715)	$—	$1,037	$1,023	$(352)	$(631)	$60
Amounts reclassified from AOCL	(4,862)	(5,864)	(6,665)	(2,846)	(748)	(426)	—	—	(35)
Amortization of prior service cost	—	—	—	—	—	—	—	—	(14)
Total (gain) loss recognized in OCI	$5,090	$(6,425)	$(7,380)	$(2,846)	$289	$597	$(352)	$(631)	$11

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

A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2018					2017
(In thousands)	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies:
Exchange traded funds	$30,641	$—	$—	$—	$30,641	$37,848	$—	$—	$—	$37,848
Cash and cash equivalents	1,695	—	—	—	1,695	1,115	—	—	—	1115
Common collective trust funds:
Fixed Income funds	—	—	—	107,753	107,753	—	107,430	—	—	107,430
Equity Funds	—	—	—	51,883	51,883	—	69,832	—	—	69,832
Total	$32,336	$—	$—	$159,636	$191,972	$38,963	$177,262	$—	$—	$216,225

All Level 3 assets of the pension plan were sold in 2017. The following table sets forth a summary of changes in the fair value of Level 3 assets of the pension plan:

Year ended December 31,
(In thousands)	2017
Beginning balance	$793
Employer contributions	78
Unrealized gains relating to instruments still held at the reporting date	—
Benefit payments, administrative expenses	(166)
Asset sales	(705)
Ending balance	$—

Asset Management
The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of Pension Plan assets
	2019	2018	2017
Fixed income investments	55%	56%	50%
Equity investments	45	43	50
Cash and cash equivalents	—%	1%	—%
Total	100%	100%	100%

The Retirement Plan Committee is a fiduciary under ERISA and is charged with the responsibility for directing and monitoring the investment management of the pension plan. To assist the Retirement Plan Committee in this function, it engages the services of investment managers and advisors who possess the necessary expertise to manage the pension plan assets within the established investment policy guidelines and objectives. The investment policy guidelines and objectives are reviewed at a minimum annually by the Retirement Plan Committee.
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
The pension plan investment strategy is designed to maintain a diversified portfolio, with a target average long-term rate of 6.00%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly, and the portfolio is rebalanced as needed.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP		Other Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.12%	3.50%	3.95%	3.30%	3.69%	3.00%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Plan			SERP			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.50%	4.01%	4.20%	3.30%	3.63%	3.75%	3.00%	3.27%	3.35%
Expected long-term return on assets	6.00%	6.50%	7.00%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	7.00%	7.50%	8.25%

The assumed healthcare cost-trend rate is 7.00% for 2018 and 2019, declining 1.0% each year thereafter until 2024 when the rate will be 4.60%. An increase of 1.0% in the assumed healthcare cost-trend rate for 2018 would have increased the net periodic postretirement benefit cost by $4 thousand and increased the accumulated benefit obligation by $111 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2018 would have decreased the net periodic postretirement benefit cost by $3 thousand and decreased the accumulated postretirement benefit obligation by $102 thousand.
Multiple-employer plan
Webster Bank, for the benefit of former employees of a bank acquired by the Company, is a sponsor of a multiple-employer pension plan that does not segregate the assets or liabilities of its employers participating in the plan. According to the plan administrator, as of July 1, 2018, the date of the latest actuarial valuation, Webster Bank’s portion of this plan was under-funded by $2.0 million.
The following table sets forth contributions and funding status of Webster Bank's portion of this plan:

(Dollars in thousands)			Contributions by Webster Bank for the year ended December 31,			Funded Status of the Plan at December 31,
Plan Name	Employer Identification Number	Plan Number	2018	2017	2016	2018	2017
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	$679	$614	$690	At least 80 percent	At least 80 percent

Multi-employer accounting is applied to the Fund. As a multiple-employer pension plan, there are no collective bargained contracts affecting its contribution or benefit provisions. Any shortfall amortization basis is being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to this plan did not exceed more than 5% of total contributions in the plan for the years ended December 31, 2018, 2017, and 2016.
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
Compensation and benefit expense included $12.4 million, $12.0 million, and $11.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, for employer contributions.

Note 18: Share-Based Plans
Stock compensation plans
Webster maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. The Company believes these share awards better align the interests of its employees with those of its shareholders. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense. The Plans have shareholder approval for up to 13.4 million shares of common stock. At December 31, 2018, there were 2.2 million common shares remaining available for grant, while no stock appreciation rights have been granted.
The following table provides a summary of stock compensation expense and income tax benefit associated with stock compensation recognized in the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2018	2017	2016
Restricted stock	$11,612	$12,276	$11,395
Stock options	—	—	43
Stock compensation expense	$11,612	$12,276	$11,438

Income tax benefit	$8,545	$11,849	$4,132

At December 31, 2018 there was $14.0 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted-average period of 1.9 years.
The following table provides a summary of the activity under the stock compensation plans for the year ended December 31, 2018:

	Unvested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2018	207,800	$43.16	78,916	$45.35	673,039	$18.75
Granted	151,833	58.34	75,707	55.82	—	—
Vested restricted stock awards (1)	171,269	45.54	71,357	46.50	—	—
Forfeited	10,923	52.94	13,847	51.19	—	—
Exercised options	—	—	—	—	192,247	11.30
Balance at December 31, 2018	177,441	53.05	69,419	54.43	480,792	21.73

(1)	Vested for purposes of recording compensation expense.
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
The total fair value of restricted stock awards vested during the years ended December 31, 2018, 2017, and 2016 was $11.1 million, $12.7 million, and $11.6 million, respectively.

Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. There have been no stock options granted since 2013. All awarded options have vested. There were 446,904 non-qualified stock options and 33,888 incentive stock options outstanding at December 31, 2018.
Aggregate intrinsic value represents the total pretax intrinsic value (the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had they all exercised their options at that time. At December 31, 2018, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $13.3 million. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $9.7 million, $11.1 million, and $6.4 million, respectively.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2018:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 5.14 - 12.85	48,568	0.5	$7.42
$ 23.00 - 23.81	432,224	3.7	23.34
	480,792	3.4	$21.73

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
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. A charge related to additional FDIC premiums pertaining to prior periods' deposit insurance assessments and related interest is included in the Corporate and Reconciling category for the year ended December 31, 2018. See Note 1 to the Consolidated Financial Statements included in Item 1 of this report for additional information.
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 and 2016 income tax expense was estimated for all segments using the consolidated effective tax rate. This change in the estimate of income tax expense reflects an estimate of full profitability for each of the individual business segments based on the nature of their operations.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At December 31, 2018	$10,477,050	$70,826	$8,727,335	$8,335,104	$27,610,315
At December 31, 2017	9,350,028	76,308	8,909,671	8,151,638	26,487,645

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$356,509	$143,255	$404,869	$2,048	$906,681
Provision for loan and lease losses	34,773	—	7,227	—	42,000
Net interest income after provision for loan and lease losses	321,736	143,255	397,642	2,048	864,681
Non-interest income	64,765	89,323	109,669	18,811	282,568
Non-interest expense	174,054	124,594	384,599	22,369	705,616
Income (loss) before income tax expense	212,447	107,984	122,712	(1,510)	441,633
Income tax expense (benefit)	52,262	28,076	24,420	(23,543)	81,215
Net income	$160,185	$79,908	$98,292	$22,033	$360,418

	Year ended December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$322,393	$104,704	$383,700	$(14,510)	$796,287
Provision for loan and lease losses	38,518	—	2,382	—	40,900
Net interest income (loss) after provision for loan and lease losses	283,875	104,704	381,318	(14,510)	755,387
Non-interest income	55,194	77,378	107,368	19,538	259,478
Non-interest expense	154,037	113,143	373,081	20,814	661,075
Income (loss) before income tax expense	185,032	68,939	115,605	(15,786)	353,790
Income tax expense (benefit)	51,438	19,165	32,137	(4,389)	98,351
Net income (loss)	$133,594	$49,774	$83,468	$(11,397)	$255,439

	Year ended December 31, 2016
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (loss)	$287,596	$81,451	$367,137	$(17,671)	$718,513
Provision for loan and lease losses	37,455	—	18,895	—	56,350
Net interest income (loss) after provision for loan and lease losses	250,141	81,451	348,242	(17,671)	662,163
Non-interest income	57,253	71,710	110,197	25,318	264,478
Non-interest expense	138,379	97,152	369,132	18,528	623,191
Income (loss) before income tax expense	169,015	56,009	89,307	(10,881)	303,450
Income tax expense (benefit)	53,649	17,779	28,348	(3,453)	96,323
Net income (loss)	$115,366	$38,230	$60,959	$(7,428)	$207,127

Note 20: Revenue from Contracts with Customers
The following tables present the disaggregation by operating segment and major revenue stream, with disaggregated revenue reconciled to segment revenue as presented in Note 19: Segment Reporting:

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$12,775	$85,809	$63,522	$77	$162,183
Wealth and investment services	10,145	—	22,732	(34)	32,843
Other income	—	3,514	2,133	—	5,647
Revenue from contracts with customers	22,920	89,323	88,387	43	200,673
Non-interest income within the scope of other GAAP topics	41,845	—	21,282	18,768	81,895
Total non-interest income	$64,765	$89,323	$109,669	$18,811	$282,568

	Year ended December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$12,203	$74,448	$64,194	$292	$151,137
Wealth and investment services	9,817	—	21,274	(36)	31,055
Other income	—	2,930	823	—	3,753
Revenue from contracts with customers	22,020	77,378	86,291	256	185,945
Non-interest income within the scope of other GAAP topics	33,174	—	21,077	19,282	73,533
Total non-interest income	$55,194	$77,378	$107,368	$19,538	$259,478

	Year ended December 31, 2016
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$11,143	$66,162	$63,143	$237	$140,685
Wealth and investment services	9,150	—	19,842	(30)	28,962
Other income	—	2,858	872	—	3,730
Revenue from contracts with customers	20,293	69,020	83,857	207	173,377
Non-interest income within the scope of other GAAP topics	36,960	2,690	26,340	25,111	91,101
Total non-interest income	$57,253	$71,710	$110,197	$25,318	$264,478

A description of deposit service fees and wealth and investment services are provided below:
Deposit service fees, predominately consist of fees earned from deposit accounts and interchange revenue. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services is satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized.
Wealth and investment services, consists of fees earned from investment and securities-related services, trust and other related services. Obligations for wealth and investment services are generally satisfied over time through a time-based measurement of progress, but certain obligations may be satisfied at points in time for activities that are transactional in nature.
Revenue from contracts with customers did not generate significant contract assets and liabilities.

Note 21: Commitments and Contingencies
Lease Commitments
Webster is obligated under various non-cancelable operating leases for properties used as banking centers and other office facilities. Rental expense under the leases was $31.0 million, $31.1 million, and $30.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is recorded as a component of occupancy expense in the accompanying Consolidated Statements of Income.
Rental income from sub-leases on certain of these properties is netted as a component of occupancy expense, while rental income under various non-cancelable operating leases for properties owned is recorded as a component of other non-interest income in the accompanying Consolidated Statements of Income. Rental income was $0.7 million, $0.7 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The following table summarizes future minimum rental payments and receipts under lease agreements:

	At December 31, 2018
(In thousands)	Rental Payments	Rental Receipts
2019	$30,889	$805
2020	30,049	667
2021	28,274	547
2022	24,498	493
2023	21,231	427
Thereafter	78,882	1,403
Total future minimum rental payments and receipts	$213,823	$4,342

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2018	2017
Commitments to extend credit	$5,840,585	$5,567,687
Standby letter of credit	189,040	195,902
Commercial letter of credit	21,181	43,200
Total credit-related financial instruments with off-balance sheet risk	$6,050,806	$5,806,789

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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$2,362	$2,287	$2,119
Provision	144	75	168
Ending balance	$2,506	$2,362	$2,287

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
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation accruals, Webster believes that at December 31, 2018 any reasonably possible losses, in addition to amounts accrued, are not material to Webster’s consolidated financial condition. However, in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.

Note 22: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2018	2017
Assets:
Cash and due from banks	$317,473	$181,085
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	2,633,848	2,585,955
Due from subsidiaries	36	—
Alternative investments	3,252	2,939
Other assets	12,003	13,252
Total assets	$3,116,612	$2,933,231
Liabilities and shareholders’ equity:
Senior notes	$148,701	$148,447
Junior subordinated debt	77,320	77,320
Accrued interest payable	2,664	2,616
Due to subsidiaries	—	575
Other liabilities	1,412	2,315
Total liabilities	230,097	231,273
Shareholders’ equity	2,886,515	2,701,958
Total liabilities and shareholders’ equity	$3,116,612	$2,933,231

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2018	2017	2016
Operating Income:
Dividend income from bank subsidiary	$290,000	$120,000	$145,000
Interest on securities and deposits	7,342	4,477	1,911
Loss on sale of investment securities	—	—	(2,410)
Alternative investments income	290	1,504	176
Other non-interest income	805	204	7,485
Total operating income	298,437	126,185	152,162
Operating Expense:
Interest expense on borrowings	11,127	10,380	9,981
Non-interest expense	19,105	23,008	17,739
Total operating expense	30,232	33,388	27,720
Income before income tax benefit and equity in undistributed earnings of subsidiaries	268,205	92,797	124,442
Income tax benefit	2,207	3,004	3,086
Equity in undistributed earnings of subsidiaries	90,006	159,638	79,599
Net income	$360,418	$255,439	$207,127

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2018	2017	2016
Net income	$360,418	$255,439	$207,127
Other comprehensive income (loss), net of tax:
Net unrealized gains on available for sale securities	—	—	584
Net unrealized gains on derivative instruments	1,447	1,216	1,223
Other comprehensive loss of subsidiaries and associated companies	(40,568)	(106)	(694)
Other comprehensive income (loss), net of tax	(39,121)	1,110	1,113
Comprehensive income	$321,297	$256,549	$208,240

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by operating activities	$282,986	$115,957	$127,899

Investing activities:
Proceeds from sale of available for sale securities	—	—	1,089
Purchases of intercompany debt securities	—	—	(150,000)
Proceeds from the sale of other assets	—	7,581	—
Net cash provided by (used for) investing activities	—	7,581	(148,911)
Financing activities:
Preferred stock issued	—	145,056	—
Preferred stock redeemed	—	(122,710)	—
Cash dividends paid to common shareholders	(114,959)	(94,630)	(89,522)
Cash dividends paid to preferred shareholders	(7,875)	(8,096)	(8,096)
Exercise of stock options	2,173	8,259	11,762
Excess tax benefits from stock-based compensation	—	—	3,204
Common stock repurchased and acquired from stock compensation plan activity	(25,937)	(23,279)	(22,870)
Common stock warrants repurchased	—	—	(163)
Net cash used for financing activities	(146,598)	(95,400)	(105,685)

Increase (decrease) in cash and due from banks	136,388	28,138	(126,697)
Cash and due from banks at beginning of year	181,085	152,947	279,644
Cash and due from banks at end of year	$317,473	$181,085	$152,947

Note 23: Selected Quarterly Consolidated Financial Information (Unaudited)

	2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$245,921	$260,491	$268,363	$280,392
Interest expense	31,753	35,481	37,991	43,261
Net interest income	214,168	225,010	230,372	237,131
Provision for loan and lease losses	11,000	10,500	10,500	10,000
Non-interest income	68,747	68,374	72,284	73,163
Non-interest expense	171,615	180,459	178,783	174,759
Income before income tax expense	100,300	102,425	113,373	125,535
Income tax expense	20,075	20,743	13,700	26,697
Net income	$80,225	$81,682	$99,673	$98,838

Earnings applicable to common shareholders	$78,083	$79,489	$97,460	$96,666

Earnings per common share:
Basic	$0.85	$0.87	$1.06	$1.05
Diluted	0.85	0.86	1.06	1.05

	2017
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$219,680	$226,789	$231,021	$236,115
Interest expense	27,016	29,002	30,117	31,183
Net interest income	192,664	197,787	200,904	204,932
Provision for loan and lease losses	10,500	7,250	10,150	13,000
Non-interest income	63,042	64,551	65,846	66,039
Non-interest expense	163,784	164,419	161,823	171,049
Income before income tax expense	81,422	90,669	94,777	86,922
Income tax expense	21,951	29,090	30,281	17,029
Net income	$59,471	$61,579	$64,496	$69,893

Earnings applicable to common shareholders	$57,342	$59,485	$62,426	$67,710

Earnings per common share:
Basic	$0.62	$0.65	$0.68	$0.74
Diluted	0.62	0.64	0.67	0.73

Note 24: Subsequent Events
The Company has evaluated events from the date of the Consolidated Financial Statements and accompanying Notes thereto, December 31, 2018, through the issuance of this Annual Report on Form 10-K and determined that no significant events were identified requiring recognition or disclosure.

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
Internal Control over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2018.
Webster’s independent registered public accounting firm has issued a report, expressing an unqualified opinion, on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2018.
There were no changes made in Webster’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The reports of Webster’s management and of Webster’s independent registered public accounting firm follow.
Management’s Report on Internal Control over Financial Reporting
The management of Webster Financial Corporation and its Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2018, is included below under the heading Report of Independent Registered Public Accounting Firm.

/s/ John R. Ciulla	/s/ Glenn I. MacInnes
John R. Ciulla	Glenn I. MacInnes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
March 1, 2019

ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
Webster’s executive officers are each appointed to serve for a one-year period. Information concerning their principal occupation during at least the last five years is set forth below.
John R. Ciulla, 53, is President and Chief Executive Officer and a director of Webster Financial Corporation and Webster Bank. He was appointed as Chief Executive Officer and a director of Webster Financial Corporation in January 2018. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the Company, including Chief Credit Risk Officer and Senior Vice President, Commercial Banking, where he was responsible for several business units. He was promoted from Executive Vice President and Head of Middle Market Banking to lead Commercial Banking in January 2014 and to President in October 2015. Prior to joining Webster, he was Managing Director of The Bank of New York, where he worked from 1997 to 2004. Mr. Ciulla serves on the Federal Reserve System’s Federal Advisory Council as a representative of the Federal Reserve Bank of Boston. He also serves on the board of the Connecticut Business and Industry Association (CBIA) and was a former chairman, and is a member of the board of the Business Council of Fairfield County.
Glenn I. MacInnes, 57, is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of senior positions, including Deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
Daniel H. Bley, 50, is Executive Vice President and Chief Risk Officer of Webster and Webster Bank since August of 2010. Prior to joining Webster, Mr. Bley worked at ABN AMRO and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of Financial Institutions Credit Risk and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Greater Fairfield County.
Bernard M. Garrigues, 60, is Executive Vice President and Chief Human Resources Officer of Webster and Webster Bank. Mr. Garrigues joined Webster in April 2014. Prior to joining Webster, Mr. Garrigues was with TIMEX Group in Middlebury, Connecticut, where he was the Chief Human Resources Officer having comprehensive global HR responsibility for several thousand employees in 22 countries. Previously, he worked 21 years for General Electric where he served as global head of HR with a number of GE businesses, including GE Commercial Finance, GE Capital Real Estate, GE Capital IT Solutions and Healthcare in both the United States and Europe. Mr. Garrigues is Six Sigma Green Belt certified, a published author, and a seasoned guest lecturer.
Karen A. Higgins-Carter, 49, is Executive Vice President and Chief Information Officer of Webster and Webster Bank. Ms. Higgins-Carter joined Webster in July 2018. Prior to joining Webster, Ms. Higgins-Carter was Managing Director and Head of the Office of the Chief Information and Operations Officer for the Americas at Mitsubishi UFJ (MUFG) Financial Group from November 2016 to July 2018, where she was responsible for developing and leading the execution of the company’s IT strategic plan, IT governance, information risk management, communications, employee development and engagement. Prior to Mitsubishi UFJ, Ms. Higgins-Carter served as Technology General Manager at Bridgewater Associates from November 2014 to November 2016, and as Managing Director and Head of Consumer Risk Technology at JP Morgan Chase from June 2012 to August 2014.
Nitin J. Mhatre, 48, is Executive Vice President, Head of Community Banking of Webster and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August of 2013. Prior to joining Webster, Mr. Mhatre worked at Citigroup across multiple geographies including St. Louis, Missouri, Stamford, Connecticut, Guam, USA and India, in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Mr. Mhatre is a board member of Consumer Bankers Association headquartered in Washington, D.C., and also serves on the board of Junior Achievement of Southwest New England.
Christopher J. Motl, 48, is Executive Vice President, Head of Commercial Banking of Webster and Webster Bank. He joined Webster in 2004 and was responsible for establishing and growing the Sponsor and Specialty Banking Group and was most recently Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of Special Olympics of Connecticut and the Travelers Championship.
Brian R. Runkle, 50, is Executive Vice President of Bank Operations of Webster and Webster Bank. Mr. Runkle joined Webster in August 2016. Prior to joining Webster, Mr. Runkle served in several leadership roles at General Electric across the country from 1999 to 2016, including Managing Director, Risk for GE Capital. He is Six Sigma Master Black Belt certified. Mr. Runkle was a volunteer team leader and campaign member for United Way in Connecticut.

Charles L. Wilkins, 57, is Executive Vice President of Webster and Webster Bank and Head of HSA Bank. He joined Webster in January 2014. Prior to joining Webster, he was President of his own consulting practice specializing in healthcare and financial services from June 2012 to December 2013.
Harriet Munrett Wolfe, 65, is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. She joined Webster in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997, and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation's Audit Committee; she previously served as a member of the Executive Committee, and Chair of the Real Estate Committee.
Albert J. Wang, 43, is Chief Accounting Officer of Webster and Webster Bank. He joined Webster in September 2017 and is responsible for Webster’s accounting, tax and financial reporting activities. Prior to joining Webster, Mr. Wang served as Executive Vice President and Chief Accounting Officer for the Banc of California from July 2016 to September 2017.  Previously, Mr. Wang served in various leadership positions with Santander Bank from December 2010 to July 2016, most recently as Chief Accounting Officer. Mr. Wang’s earlier management roles included those at PricewaterhouseCoopers from June 2004 until December 2010, where he provided assurance and business advisory services to depository and lending institutions. Mr. Wang is a Certified Public Accountant with over 20 years of accounting and finance experience working with domestic and offshore companies.
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
A printed copy of any of these documents may be obtained without charge directly from the Company at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned "Information as to Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Proxy Statement under the sections captioned "Compensation Discussion and Analysis" and "Compensation of Directors," and the information included therein is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation plans as of December 31, 2018, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	480,792	$21.73	2,183,879
Plans not approved by shareholders	—	—	—
Total	480,792	$21.73	2,183,879
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Company's consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are included in Part II - Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Financial Statement Schedules
All financial statement schedules for the Company have been included in the consolidated financial statements, or the notes thereto, or have been omitted because they are either inapplicable or not required.
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4	Instruments Defining the Rights of Security Holders.
4.1	Specimen common stock certificate		10-K	4.1	3/10/2006
4.2	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.3	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.4	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.5	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.6	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
10	Material Contracts (1)
10.1	Amended and Restated 1992 Stock Option Plan		DEF 14A	10.1	3/18/2016
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/15/2013
10.5	Employee Stock Purchase Plan		DEF 14A	A	3/19/2010
10.6	Description of Arrangement for Directors Fees.		10-K	10.6	3/1/2017
10.7	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012
10.8	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.9	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.10	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.13	2/28/2013
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Harriet Munrett Wolfe		10-K	10.22	2/28/2013
10.12	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.13	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.14	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10.15	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.16	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.17	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.18	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Nitin Mhatre		10-Q	10.3	5/5/2017
10.19	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.20	Retirement and Advisory Services Agreement, dated as of September 17, 2017, by and between Webster Financial Corporation and James C. Smith		8-K	10.1	9/19/2017
10.21	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and Brian Runkle		10-K	10.23	3/1/2018
10.22	Non-Solicitation Agreement, dated as of February 26, 2018 by and between Webster Financial Corporation and Brian Runkle		10-K	10.24	3/1/2018
10.23	Change in Control Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.25	8/3/2018
10.24	Non-Solicitation Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.26	11/5/2018

21	Subsidiaries.	X
23	Consent of KPMG LLP.	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(1) Material contracts are management contracts, or compensatory plans, or arrangements in which directors or executive officers are eligible to participate.
(2) Exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Signature:	Title:

/s/ John R. Ciulla	President and Chief Executive Officer, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Senior Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ James C. Smith	Chairman of the Board of Directors
James C. Smith

/s/ John J. Crawford	Lead Director
John J. Crawford

/s/ William L. Atwell	Director
William L. Atwell

/s/ Joel S. Becker	Director
Joel S. Becker

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States