Form 10-Q
period 2019-03-31
WEBSTER FINANCIAL CORP
filed 2019-05-07
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2019
Commission File Number: 001-31486
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

(203) 578-2202
(Registrant's telephone number, including area code)
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which registered
Common Stock, $.01 par value	WBS	New York Stock Exchange
Depository Shares, each representing 1/1000th interest in a share of 5.25% Series F Non-Cumulative Perpetual Preferred Stock	WBS-F	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2019 was 92,142,999.

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
Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:

▪	our ability to successfully execute our business plan and manage our risks;

▪	local, regional, national and international economic conditions and the impact they may have on us and our customers;

▪	volatility and disruption in national and international financial markets;

▪	changes in the level of non-performing assets and charge-offs;

▪	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

▪	adverse conditions in the securities markets that lead to impairment in the value of our investment securities;

▪	inflation, changes in interest rates, and monetary fluctuations;

▪	the timely development and acceptance of new products and services and the perceived value of those products and services by customers;

▪	changes in deposit flows, consumer spending, borrowings, and savings habits;

▪	our ability to implement new technologies and maintain secure and reliable technology systems;

▪	performance by our counterparties and vendors;

▪	the ability to increase market share and control expenses;

▪	changes in the competitive environment among banks, financial holding companies, and other financial services providers;

▪	changes in laws and regulations (including those concerning taxes, banking, securities, insurance, and healthcare) with which we and our subsidiaries must comply;

▪	the effect of changes in accounting policies and practices applicable to us; and

▪	legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.
All forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date they are made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU asset	Right-of-use asset
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I. – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks (includes restricted cash)	$167,587	$260,422
Interest-bearing deposits	53,072	69,077
Investment securities available-for-sale, at fair value	2,977,316	2,898,730
Investment securities held-to-maturity (fair value of $4,433,377 and $4,209,121)	4,480,160	4,325,420
Federal Home Loan Bank and Federal Reserve Bank stock	106,674	149,286
Loans held for sale (valued under fair value option $20,615 and $7,908)	20,615	11,869
Loans and leases	18,814,290	18,465,489
Allowance for loan and lease losses	(211,389)	(212,353)
Loans and leases, net	18,602,901	18,253,136
Deferred tax assets, net	76,576	96,516
Premises and equipment, net	279,580	124,850
Goodwill	538,373	538,373
Other intangible assets, net	24,803	25,764
Cash surrender value of life insurance policies	546,094	543,616
Accrued interest receivable and other assets	364,378	313,256
Total assets	$28,238,129	$27,610,315
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,224,144	$4,162,446
Interest-bearing	18,526,784	17,696,399
Total deposits	22,750,928	21,858,845
Securities sold under agreements to repurchase and other borrowings	688,065	581,874
Federal Home Loan Bank advances	951,730	1,826,808
Long-term debt	524,303	226,021
Accrued expenses and other liabilities	356,848	230,252
Total liabilities	25,271,874	24,723,800
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,113,107	1,114,394
Retained earnings	1,895,870	1,828,303
Treasury stock, at cost (1,613,308 and 1,508,456 shares)	(86,855)	(71,504)
Accumulated other comprehensive loss, net of tax	(101,841)	(130,652)
Total shareholders' equity	2,966,255	2,886,515
Total liabilities and shareholders' equity	$28,238,129	$27,610,315
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2019	2018
Interest Income:
Interest and fees on loans and leases	$228,764	$193,220
Taxable interest and dividends on investments	51,876	47,288
Non-taxable interest on investment securities	5,402	5,271
Loans held for sale	148	142
Total interest income	286,190	245,921
Interest Expense:
Deposits	31,020	18,156
Securities sold under agreements to repurchase and other borrowings	2,752	3,640
Federal Home Loan Bank advances	7,785	7,281
Long-term debt	3,082	2,676
Total interest expense	44,639	31,753
Net interest income	241,551	214,168
Provision for loan and lease losses	8,600	11,000
Net interest income after provision for loan and lease losses	232,951	203,168
Non-interest Income:
Deposit service fees	43,024	40,451
Loan and lease related fees	7,819	6,996
Wealth and investment services	7,651	7,870
Mortgage banking activities	764	1,144
Increase in cash surrender value of life insurance policies	3,584	3,572
Other income	5,770	8,714
Total non-interest income	68,612	68,747
Non-interest Expense:
Compensation and benefits	97,785	94,765
Occupancy	14,696	15,145
Technology and equipment	25,697	23,862
Intangible assets amortization	962	962
Marketing	3,328	3,552
Professional and outside services	6,048	4,788
Deposit insurance	4,430	6,717
Other expense	22,740	21,824
Total non-interest expense	175,686	171,615
Income before income tax expense	125,877	100,300
Income tax expense	26,141	20,075
Net income	99,736	80,225
Preferred stock dividends and other	(2,187)	(2,142)
Earnings applicable to common shareholders	$97,549	$78,083

Earnings per common share:
Basic	$1.06	$0.85
Diluted	1.06	0.85
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2019	2018
Net income	$99,736	$80,225
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	27,559	(27,424)
Derivative instruments	196	2,522
Defined benefit pension and other postretirement benefit plans	1,056	954
Other comprehensive income (loss), net of tax	28,811	(23,948)
Comprehensive income	$128,547	$56,277
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	99,736	—	—	99,736
Other comprehensive income, net of tax	—	—	—	—	—	28,811	28,811
Common stock dividends/equivalents $0.33 per share	—	—	—	(30,589)	—	—	(30,589)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	—	904	2,072	—	2,976
Exercise of stock options	—	—	(1,287)	—	1,691	—	404
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,111)	—	(6,111)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at March 31, 2019	$145,037	$937	$1,113,107	$1,895,870	$(86,855)	$(101,841)	$2,966,255

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of changes in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	80,225	—	—	80,225
Other comprehensive loss, net of tax	—	—	—	—	—	(23,948)	(23,948)
Common stock dividends/equivalents $0.26 per share	—	—	43	(24,111)	—	—	(24,068)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Dividends accrued on Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	957	3,919	—	3,335
Exercise of stock options	—	—	(144)	—	434	—	290
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,164)	—	(6,164)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at March 31, 2018	$145,037	$937	$1,120,522	$1,649,524	$(84,399)	$(115,479)	$2,716,142
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2019	2018
Operating Activities:
Net income	$99,736	$80,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,600	11,000
Deferred tax expense	9,939	1,286
Depreciation and amortization	9,636	9,489
Amortization of premium/discount on earning assets and funding, net	10,604	13,390
Stock-based compensation	2,976	3,335
Gain on sale, net of write-down, on foreclosed and repossessed assets	(457)	(89)
Loss on sale, net of write-down, on premises and equipment	446	57
Increase in cash surrender value of life insurance policies	(3,584)	(3,572)
Gain from life insurance policies	(64)	—
Mortgage banking activities	(764)	(1,144)
Proceeds from sale of loans held for sale	20,613	44,806
Origination of loans held for sale	(33,168)	(43,131)
Net increase in right-of-use lease assets	(654)	—
Net (increase) decrease in derivative contract assets net of liabilities	(45,896)	11,744
Net increase in accrued interest receivable and other assets	(23,004)	(10,484)
Net (decrease) increase in accrued expenses and other liabilities	(11,625)	15,355
Net cash provided by operating activities	43,334	132,267
Investing Activities:
Purchases of available for sale investment securities	(126,717)	(251,920)
Proceeds from maturities and principal payments of available for sale investment securities	81,858	111,231
Purchases of held-to-maturity investment securities	(269,670)	(64,281)
Proceeds from maturities and principal payments of held-to-maturity investment securities	108,732	133,692
Net proceeds from Federal Home Loan Bank stock	42,612	26,238
Alternative investments capital call, net	(700)	(364)
Net increase in loans	(361,881)	(289,165)
Proceeds from loans not originated for sale	4,395	34
Proceeds from life insurance policies	2,270	—
Proceeds from the sale of foreclosed and repossessed assets	5,561	1,948
Additions to premises and equipment	(5,963)	(5,780)
Net cash used for investing activities (1)	(519,503)	(338,367)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2019	2018
Financing Activities:
Net increase in deposits	890,903	391,087
Proceeds from Federal Home Loan Bank advances	1,400,000	1,525,000
Repayments of Federal Home Loan Bank advances	(2,275,078)	(2,000,075)
Net increase in securities sold under agreements to repurchase and other borrowings	106,191	288,030
Issuance of long-term debt	300,000	—
Debt issuance costs	(3,642)	—
Dividends paid to common shareholders	(30,366)	(23,901)
Dividends paid to preferred shareholders	(1,969)	(1,969)
Exercise of stock options	404	290
Common stock repurchase program	(13,003)	(12,158)
Common shares purchased related to stock compensation plan activity	(6,111)	(6,164)
Net cash provided by financing activities	367,329	160,140
Net increase (decrease) in cash and due from banks and interest-bearing deposits (1)	(108,840)	(45,960)
Cash and due from banks and interest-bearing deposits at beginning of period (1)	329,499	256,786
Cash and due from banks and interest-bearing deposits at end of period (1)	$220,659	$210,826

Supplemental disclosure of cash flow information:
Interest paid	$43,372	$33,986
Income taxes paid	4,274	3,313
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$3,735	$1,626
Transfer of loans from loans and leases to loans-held-for-sale	436	35
Right-of-use lease assets recorded	157,234	—
Lessee operating lease liabilities recorded	178,208	—

(1)
The Condensed Consolidated Statements of Cash Flows have been revised to present an aggregated total change in cash and due from banks and interest-bearing deposits. Previously, cash flows from interest-bearing deposits was presented in Net cash used for investing activities. As a result of this revision, cash flows from interest-bearing deposits have been excluded from Net cash used for investing activities.

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (the Holding Company) is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. At March 31, 2019, the Holding Company's principal asset is all of the outstanding capital stock of Webster Bank, National Association (Webster Bank).
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. Generally Accepted Accounting Principles (GAAP). The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and Notes thereto, for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2019.
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
Accounting Standards Adopted During 2019
Effective January 1, 2019, the following new Accounting Standards Updates (ASU or Update) were adopted by the Company:
ASU No. 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.
The Update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate.
The Company adopted the Update during the first quarter of 2019 on a prospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.
The purpose of the Update is to better align a company’s risk management and financial reporting for hedging activities with the economic objectives of those activities. The Update expands an entity's ability to hedge non-financial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported.
The Company adopted the Update during the first quarter of 2019 on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements. The Company has provided enhanced disclosures in Note 13 - Derivative Financial Instruments as a result of adopting this Update.

ASU No. 2016-02, Leases (Topic 842) and subsequent ASUs issued to amend this Topic.
The Updates introduce a lessee model that requires substantially all leases to be recorded as assets and liabilities on the balance sheet and requires expanded quantitative and qualitative disclosures regarding key information about leasing arrangements. The lessor model remains substantially the same with targeted improvements that do not materially impact the Company.
The Company adopted the Updates during the first quarter of 2019 using the new transition method option that allows the use of effective date, January 1, 2019, as the date of initial application of the new lease accounting standard and to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The Company elected the transition relief package of practical expedients which forgoes the requirement to reassess the existence of leases in existing contracts, their lease classification and the accounting treatment of their initial direct costs. As a practical expedient, the Company has also made a policy election to not separate non-lease components from lease components for its real estate leases and instead account for each separate lease components and non-lease components associated with that lease component as a single lease component. The Company will separately account for the lease and non-lease components in its equipment leases. The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate used is either the rate implicit in the lease, or when a rate cannot be readily determined an incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments, in a similar economic environment.
As a result of adopting this Update, the Company recognized $157.2 million of right-of-use asset (ROU) and $178.2 million of lease liability, as of January 1, 2019. The Company also recorded a $0.5 million cumulative-effect adjustment directly to retained earnings as of January 1, 2019 for abandoned leased properties and the remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. See Note 9: Leasing for further information.
Accounting Standards Issued But Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective:
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
The Update is effective for the Company on January 1, 2020. Early adoption is permitted, although the Company does not intend to early adopt. The Company will apply the amendments in this update prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this Update to have a material impact on its consolidated financial statements.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plan - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
The Update modifies the disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans.
The updated guidance will be effective for the Company on January 1, 2021. The Company does not expect this Update to have a material impact on its consolidated financial statements.
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
The Update is effective for the Company on January 1, 2020, and earlier adoption is permitted. The Company does not expect this Update to have a material impact on its consolidated financial statements.

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
The Update must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent ASUs issued to clarify this Topic.
Current GAAP requires an incurred loss methodology for recognizing credit losses. This approach requires recognition of credit losses when it is probable a loss has been incurred. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update will replace today's incurred loss approach with a new credit loss methodology known as the Current Expected Credit Loss (CECL) model which requires earlier recognition of credit losses using a lifetime credit loss measurement approach for financial assets carried at amortized cost. The CECL model requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
The change from an incurred loss method to an expected loss method represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has empowered a cross functional steering committee comprised of members from different disciplines including Credit, Accounting, Finance, IT, and Treasury as well as specific working groups to focus on key components of the development process. Through these working groups, the Company has begun to evaluate the effect that this Update, including the subsequent ASUs issued to clarify this Topic, will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, treasury, and accounting. These work streams are collectively assessing required resources, use of existing and new models, and data availability. The Company expects that the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company contracted with system solution providers and is in the process of implementing the selected solutions. During 2019, the Company is focused on model validations as well as the development of processes and related controls. The Company expects to begin parallel runs by mid-2019.
These Updates are effective for the Company on January 1, 2020. The adoption of these Updates is expected to increase the Company's allowance for loan and lease losses (ALLL). The magnitude of the increase will depend on the composition, characteristics, and credit quality of our loan and securities portfolios as well as the economic conditions in effect at the adoption date.

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
Invested assets in the Rabbi Trust primarily consist of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the activities of the Rabbi Trust that significantly affect the VIE's economic performance and it has the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the accompanying Condensed Consolidated Statements of Income. See Note 14: Fair Value Measurements for additional information.
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
Tax Credit - Finance Investments. The Company makes non-marketable equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as Webster is not involved in its management. For these investments, the Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
At March 31, 2019 and December 31, 2018, the aggregate carrying value of the Company's tax credit-finance investments was $38.8 million and $29.1 million, respectively, which represents the Company's maximum exposure to loss. At March 31, 2019 and December 31, 2018, unfunded commitments have been recognized, totaling $15.0 million and $10.4 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
At March 31, 2019 and December 31, 2018, the aggregate carrying value of the Company's other investments in VIEs was $18.1 million and $17.6 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, was $31.2 million and $31.0 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Non-Marketable Investments are included in accrued interest receivable and other assets in the accompanying Condensed Consolidated Balance Sheets. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K, for the year ended December 31, 2018.

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At March 31, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$7,595	$—	$—	$7,595	$7,549	$1	$—	$7,550
Agency CMO	226,104	704	(2,814)	223,994	238,968	412	(4,457)	234,923
Agency MBS	1,603,023	7,876	(25,501)	1,585,398	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	598,442	—	(33,943)	564,499	608,167	—	(41,930)	566,237
CMBS	432,933	500	(1,132)	432,301	447,897	645	(2,961)	445,581
CLO	112,116	89	(581)	111,624	114,641	94	(1,964)	112,771
Corporate debt	55,678	5	(3,778)	51,905	55,860	—	(5,281)	50,579
Available-for-sale	$3,035,891	$9,174	$(67,749)	$2,977,316	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$200,568	$432	$(3,419)	$197,581	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,614,590	15,623	(48,352)	2,581,861	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	704,653	902	(19,366)	686,189	667,500	53	(22,572)	644,981
Municipal bonds and notes	753,589	11,564	(4,248)	760,905	715,041	2,907	(18,285)	699,663
CMBS	206,760	765	(684)	206,841	216,943	405	(2,388)	214,960
Held-to-maturity	$4,480,160	$29,286	$(76,069)	$4,433,377	$4,325,420	$11,902	$(128,201)	$4,209,121

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
The balance of OTTI at March 31, 2019 and 2018 was $0.8 million and $1.4 million, respectively. There were no changes in the OTTI balance during the three months ended March 31, 2019 and 2018.

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

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$4,054	$—	$154,220	$(2,814)	26	$158,274	$(2,814)
Agency MBS	904	(2)	964,147	(25,499)	149	965,051	(25,501)
Agency CMBS	—	—	564,500	(33,943)	37	564,500	(33,943)
CMBS	315,706	(1,123)	4,318	(9)	33	320,024	(1,132)
CLO	45,573	(197)	56,051	(384)	6	101,624	(581)
Corporate debt	16,418	(1,065)	15,339	(2,713)	7	31,757	(3,778)
Available-for-sale in an unrealized loss position	$382,655	$(2,387)	$1,758,575	$(65,362)	258	$2,141,230	$(67,749)
Held-to-maturity:
Agency CMO	$83	$—	$165,631	$(3,419)	22	$165,714	$(3,419)
Agency MBS	—	—	1,897,381	(48,352)	246	1,897,381	(48,352)
Agency CMBS	—	—	626,484	(19,366)	56	626,484	(19,366)
Municipal bonds and notes	554	—	240,123	(4,248)	86	240,677	(4,248)
CMBS	2,697	—	115,886	(684)	17	118,583	(684)
Held-to-maturity in an unrealized loss position	$3,334	$—	$3,045,505	$(76,069)	427	$3,048,839	$(76,069)

	At December 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$15,524	$(72)	$180,641	$(4,385)	36	$196,165	$(4,457)
Agency MBS	321,678	(2,078)	975,084	(39,998)	184	1,296,762	(42,076)
Agency CMBS	—	—	566,237	(41,930)	37	566,237	(41,930)
CMBS	343,457	(2,937)	5,193	(24)	39	348,650	(2,961)
CLO	83,305	(1,695)	14,873	(269)	5	98,178	(1,964)
Corporate debt	35,990	(1,820)	14,589	(3,461)	8	50,579	(5,281)
Available-for-sale in an unrealized loss position	$799,954	$(8,602)	$1,756,617	$(90,067)	309	$2,556,571	$(98,669)
Held-to-maturity:
Agency CMO	$691	$(1)	$182,396	$(5,254)	25	$183,087	$(5,255)
Agency MBS	288,635	(1,916)	1,892,951	(77,785)	272	2,181,586	(79,701)
Agency CMBS	—	—	635,284	(22,572)	56	635,284	(22,572)
Municipal bonds and notes	68,351	(882)	414,776	(17,403)	223	483,127	(18,285)
CMBS	24,881	(270)	132,464	(2,118)	20	157,345	(2,388)
Held-to-maturity in an unrealized loss position	$382,558	$(3,069)	$3,257,871	$(125,132)	596	$3,640,429	$(128,201)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired as of March 31, 2019. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at March 31, 2019.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $2.8 million on the Company’s investment in Agency CMO securities issued by government agencies at March 31, 2019, compared to $4.5 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $25.5 million on the Company’s investment in Agency MBS securities issued by government agencies at March 31, 2019, compared to $42.1 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $33.9 million on the Company's investment in Agency Commercial Mortgage-Backed Securities (CMBS) issued by government agencies at March 31, 2019, compared to $41.9 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $1.1 million on the Company’s investment in CMBS at March 31, 2019, compared to $3.0 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while balances were essentially unchanged for the portfolio of mainly floating rate CMBS at March 31, 2019 compared to December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $0.6 million on the Company’s investments in CLO at March 31, 2019 compared to $2.0 million unrealized losses at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal balances were essentially unchanged from December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were unrealized losses of $3.8 million on the Company's corporate debt portfolio at March 31, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads and rates while balances were essentially unchanged since December 31, 2018. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost. Contractual cash flows for the bonds continue to perform as expected.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $3.4 million on the Company’s investment in Agency CMO securities issued by government agencies at March 31, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $48.4 million on the Company’s investment Agency MBS securities issued by government agencies at March 31, 2019, compared to $79.7 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $19.4 million on the Company’s investment in Agency Commercial Mortgage-Backed Securities (CMBS) issued by government agencies at March 31, 2019, compared to $22.6 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $4.2 million on the Company’s investment in municipal bonds and notes at March 31, 2019, compared to $18.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $0.7 million on the Company’s investment in CMBS at March 31, 2019, compared to $2.4 million unrealized losses at December 31, 2018. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions while principal balances were essentially unchanged since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three months ended March 31, 2019 and 2018.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At March 31, 2019
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,737	$27,742	$7,089	$7,110
Due after one year through five years	17,000	17,008	3,759	3,784
Due after five through ten years	271,751	271,115	73,799	75,040
Due after ten years	2,719,403	2,661,451	4,395,513	4,347,443
Total debt securities	$3,035,891	$2,977,316	$4,480,160	$4,433,377

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At March 31, 2019, the Company had a carrying value of $1.6 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may change due to calls and prepayments.
Investment securities with a carrying value totaling $2.3 billion at March 31, 2019 and $2.2 billion December 31, 2018 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2019	At December 31, 2018
Residential	$4,631,787	$4,416,637
Consumer	2,339,736	2,396,704
Commercial	6,356,571	6,216,606
Commercial Real Estate	4,991,825	4,927,145
Equipment Financing	494,371	508,397
Loans and leases (1) (2)	$18,814,290	$18,465,489

(1)	Includes net deferred fees and net premiums/discounts of $6.3 million and $13.9 million at March 31, 2019 and December 31, 2018, respectively.

(2)
At March 31, 2019 the Company had pledged $7.0 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.

The equipment financing portfolio includes net investment in leases of $150.5 million at March 31, 2019. Total undiscounted cash flows to be received from the Company's net investment in leases are $162.7 million at March 31, 2019 and are primarily due within the next five years. The Company's lessor portfolio has recognized interest income of $1.4 million for the three months ended March 31, 2019.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At March 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,166	$4,737	$—	$49,382	$62,285	$4,569,502	$4,631,787
Consumer:
Home equity	8,724	4,765	—	33,705	47,194	2,066,174	2,113,368
Other consumer	2,016	709	—	1,578	4,303	222,065	226,368
Commercial:
Commercial non-mortgage	15,858	104	—	61,638	77,600	5,239,338	5,316,938
Asset-based	—	—	—	218	218	1,039,415	1,039,633
Commercial real estate:
Commercial real estate	2,085	208	—	7,459	9,752	4,778,597	4,788,349
Commercial construction	—	—	—	—	—	203,476	203,476
Equipment financing	2,778	334	—	4,951	8,063	486,308	494,371
Total	$39,627	$10,857	$—	$158,931	$209,415	$18,604,875	$18,814,290

	At December 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,513	$4,301	$—	$49,188	$62,002	$4,354,635	$4,416,637
Consumer:
Home equity	9,250	5,385	—	33,495	48,130	2,121,049	2,169,179
Other consumer	1,774	957	—	1,494	4,225	223,300	227,525
Commercial:
Commercial non-mortgage	1,011	702	104	55,810	57,627	5,189,808	5,247,435
Asset-based	—	—	—	224	224	968,947	969,171
Commercial real estate:
Commercial real estate	1,275	245	—	8,242	9,762	4,698,552	4,708,314
Commercial construction	—	—	—	—	—	218,831	218,831
Equipment financing	510	405	—	6,314	7,229	501,168	508,397
Total	$22,333	$11,995	$104	$154,767	$189,199	$18,276,290	$18,465,489

Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $3.0 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.
Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the three months ended March 31, 2019
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,599	$28,681	$98,793	$60,151	$5,129	$212,353
Provision (benefit) charged to expense	887	(277)	8,227	(291)	54	8,600
Charge-offs	(251)	(3,972)	(7,633)	(973)	(204)	(13,033)
Recoveries	178	2,487	787	6	11	3,469
Balance, end of period	$20,413	$26,919	$100,174	$58,893	$4,990	$211,389
Individually evaluated for impairment	$4,167	$1,376	$7,162	$906	$194	$13,805
Collectively evaluated for impairment	$16,246	$25,543	$93,012	$57,987	$4,796	$197,584

Loan and lease balances:
Individually evaluated for impairment	$102,321	$38,852	$115,989	$12,261	$4,953	$274,376
Collectively evaluated for impairment	4,529,466	2,300,884	6,240,582	4,979,564	489,418	18,539,914
Loans and leases	$4,631,787	$2,339,736	$6,356,571	$4,991,825	$494,371	$18,814,290

	At or for the three months ended March 31, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
(Benefit) provision charged to expense	251	1,680	7,420	2,104	(455)	11,000
Charge-offs	(917)	(5,074)	(1,497)	(77)	(45)	(7,610)
Recoveries	385	1,443	117	2	18	1,965
Balance, end of period	$18,777	$34,239	$95,573	$51,436	$5,324	$205,349
Individually evaluated for impairment	$4,574	$1,579	$11,166	$257	$21	$17,597
Collectively evaluated for impairment	$14,203	$32,660	$84,407	$51,179	$5,303	$187,752

Loan and lease balances:
Individually evaluated for impairment	$111,937	$42,587	$76,573	$10,928	$6,455	$248,480
Collectively evaluated for impairment	4,347,925	2,479,793	5,682,551	4,533,903	512,923	17,557,095
Loans and leases	$4,459,862	$2,522,380	$5,759,124	$4,544,831	$519,378	$17,805,575

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At March 31, 2019
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$111,562	$102,321	$64,958	$37,363	$4,167
Consumer - home equity	42,277	38,852	30,227	8,625	1,376
Commercial non-mortgage	141,046	115,771	87,057	28,714	7,156
Asset-based	544	218	—	218	6
Commercial real estate	15,784	12,261	3,779	8,482	906
Equipment financing	4,948	4,953	930	4,023	194
Total	$316,161	$274,376	$186,951	$87,425	$13,805

	At December 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$113,575	$103,531	$64,899	$38,632	$4,286
Consumer - home equity	44,654	39,144	30,576	8,568	1,383
Commercial non-mortgage	120,165	99,287	65,724	33,563	7,818
Asset-based	550	225	—	225	6
Commercial real estate	13,355	10,828	2,125	8,703	1,661
Equipment financing	6,368	6,315	2,946	3,369	196
Total	$298,667	$259,330	$166,270	$93,060	$15,350

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended March 31,
	2019			2018
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$102,926	$908	$264	$113,116	$981	$253
Consumer - home equity	38,998	269	280	44,011	294	250
Commercial non-mortgage	107,529	920	—	73,461	539	—
Asset based	222	—	—	1,061	—	—
Commercial real estate	11,544	73	—	11,077	96	—
Equipment financing	5,634	—	—	4,890	36	—
Total	$266,853	$2,170	$544	$247,616	$1,946	$503

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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At March 31, 2019	At December 31, 2018	At March 31, 2019	At December 31, 2018	At March 31, 2019	At December 31, 2018
(1) - (6) Pass	$5,991,939	$5,781,138	$4,830,898	$4,773,298	$481,423	$494,585
(7) Special Mention	128,160	206,351	82,531	75,338	2,415	1,303
(8) Substandard	230,122	222,405	78,396	78,509	10,533	12,509
(9) Doubtful	6,350	6,712	—	—	—	—
Total	$6,356,571	$6,216,606	$4,991,825	$4,927,145	$494,371	$508,397

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
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At March 31, 2019	At December 31, 2018
Accrual status	$149,076	$138,479
Non-accrual status	101,333	91,935
Total recorded investment of TDRs	$250,409	$230,414

Specific reserves for TDRs included in the balance of ALLL	$13,381	$11,930
Additional funds committed to borrowers in TDR status	5,118	3,893

For the portion of TDRs deemed to be uncollectible, Webster charged off $1.4 million, and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended March 31,
	2019		2018
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential
Extended Maturity	1	$519	—	$—
Maturity/Rate Combined	5	451	—	—
Other (2)	2	261	5	757
Consumer - home equity
Extended Maturity	2	145	2	193
Maturity/Rate Combined	—	—	2	113
Other (2)	13	754	11	778
Commercial non - mortgage
Extended Maturity	2	124	3	85
Maturity/Rate Combined	1	25	—	—
Other (2)	15	22,027	2	4,684
Commercial real estate
Extended Maturity	—	—	1	45
Other (2)	2	2,636	—	—
Total TDRs	43	$26,942	26	$6,655

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended March 31, 2019 and 2018, respectively.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2019	At December 31, 2018
(1) - (6) Pass	$20,765	$13,165
(7) Special Mention	78	84
(8) Substandard	82,043	67,880
(9) Doubtful	6,350	6,610
Total	$109,236	$87,739

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
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects loan repurchase requests received by the Company for which management evaluates the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from loan repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact potential future requests. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the accompanying Condensed Consolidated Statements of Income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$674	$872
Provision (benefit) charged to expense	7	(203)
Repurchased loans and settlements charged off	(5)	(5)
Ending balance	$676	$664

The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2019	2018
Residential mortgage loans held for sale:
Proceeds from sale	$20,613	$44,806
Loans sold with servicing rights retained	17,348	39,904

Net gain on sale	158	1,083
Ancillary fees	261	410
Fair value option adjustment	345	(349)

Additionally, loans not originated for sale were sold approximately at carrying value for cash proceeds of $4.0 million for certain residential loans for the three months ended March 31, 2019, and $436 thousand and $34 thousand for certain commercial loans for the three months ended March 31, 2019 and 2018, respectively.
The Company has retained servicing rights on residential mortgage loans totaling $2.5 billion at both March 31, 2019 and December 31, 2018.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$21,215	$25,139
Additions	462	1,412
Amortization	(1,892)	(2,148)
Ending balance	$19,785	$24,403

The mortgage servicing assets are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, and are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income.
See Note 14: Fair Value Measurements for additional fair value information on loans held for sale and mortgage servicing assets.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At March 31, 2019			At December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(11,399)	$10,601	$22,000	$(10,842)	$11,158
HSA Bank - Customer relationships	21,000	(6,798)	14,202	21,000	(6,394)	14,606
Total other intangible assets	$43,000	$(18,197)	$24,803	$43,000	$(17,236)	$25,764

As of March 31, 2019, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2019	$2,885
2020	3,847
2021	3,847
2022	3,847
2023	3,847
Thereafter	6,530

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2019	At December 31, 2018
Non-interest-bearing:
Demand	$4,224,144	$4,162,446
Interest-bearing:
Health savings accounts	6,209,213	5,740,601
Checking	2,560,975	2,518,472
Money market	2,299,229	2,100,084
Savings	4,102,740	4,140,696
Time deposits	3,354,627	3,196,546
Total interest-bearing	18,526,784	$17,696,399
Total deposits	$22,750,928	$21,858,845

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$758,472	$869,003
Time deposits, included in above balance, that exceed the FDIC limit	669,476	555,949
Deposit overdrafts reclassified as loan balances	1,065	2,245

The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2019
Remainder of 2019	$2,304,523
2020	705,479
2021	259,584
2022	51,785
2023	29,443
Thereafter	3,813
Total time deposits	$3,354,627

Note 8: Borrowings
Total borrowings of $2.2 billion at March 31, 2019 and $2.6 billion at December 31, 2018 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2019		At December 31, 2018
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$168,065	0.65%	$236,874	0.35%
Original maturity of greater than one year, non-callable	—	—	—	—
Total securities sold under agreements to repurchase	168,065	0.65	236,874	0.35
Fed funds purchased	520,000	2.50	345,000	2.52
Securities sold under agreements to repurchase and other borrowings	$688,065	2.05	$581,874	1.64

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
The following table provides information for FHLB advances:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$578,026	2.46%	$1,403,026	2.55%
After 1 but within 2 years	165,000	1.77	215,000	1.73
After 2 but within 3 years	200,000	3.16	200,000	3.16
After 3 but within 4 years	145	—	150	—
After 4 but within 5 years	239	2.95	242	2.95
After 5 years	8,320	2.65	8,390	2.65
FHLB advances and overall rate	$951,730	2.49	$1,826,808	2.52

Aggregate carrying value of assets pledged as collateral	$6,514,053		$6,689,761
Remaining borrowing capacity	3,204,370		2,568,664

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2019	At December 31, 2018
4.375%	Senior fixed-rate notes due February 15, 2024	150,000	150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	301,628	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		528,948	227,320
Discount on senior fixed-rate notes		(1,576)	(608)
Debt issuance cost on senior fixed-rate notes		(3,069)	(691)
Long-term debt		$524,303	$226,021

(1)
In March 2019, the Company completed a $300.0 million senior fixed-rate notes issuance. The fixed interest rate on a $150.0 million portion of this issuance has been swapped to a variable rate and designated in a fair value hedging relationship. The $1.6 million basis adjustment included in the carrying value reflects the changes in the benchmark rate.

(2)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 5.56% at March 31, 2019 and 5.74% at December 31, 2018.

Note 9: Leasing
The Company, as lessee, primarily leases office space, banking centers, and certain other assets. These leases are generally classified as operating leases, however, an insignificant amount of the leases are classified as finance leases. The Company's operating leases generally have lease terms for periods of 5 to 20 years with various renewal options. The Company, by policy, does not include renewal options for leases as part of its ROU assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.
During the quarter ended March 31, 2019, the Company began recognizing operating leases on its balance sheet by recording a lease liability representing the Company’s legal obligation to make lease payments, and a ROU asset representing its legal right to use the leased office space, banking centers and certain other assets.
The following table summarizes information related to the Company’s ROU assets and lease liability:

	At March 31, 2019
(In thousands)	Operating Leases	Balance Sheet Line Item Location
ROU asset	$157,962	Premises and equipment, net
Lease liability	179,501	Accrued expenses and other liabilities

Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income. The pattern and measurement of expense recognition of these costs was not significantly impacted by ASU 2016-02 and subsequent ASUs issued to amend Topic 842.
Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of a lease liability. Variable lease payments that are not dependent on an index or a rate, or changes in variable payments based on an index or rate after the commencement date, are excluded from the measurement of a lease liability and recognized in the period incurred. All variable lease payments are included within variable lease costs presented below.
The components of operating lease cost and other related information are as follows:

(In thousands)	Three months ended March 31, 2019
Lease Cost:
Operating lease costs	$7,385
Variable lease costs	1,253
Sublease income	(140)
Total operating lease cost	$8,498
Other Information:
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$7,673
Right-of-use assets obtained in exchange for new operating lease liabilities	6,638
Weighted-average remaining lease term-operating leases at March 31, 2019	8.2
Weighted-average discount rate-operating leases at March 31, 2019	3.44%

The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At March 31, 2019
Remainder of 2019	$21,282
2020	30,890
2021	29,318
2022	25,105
2023	21,771
Thereafter	81,818
Total lease liability payments	210,184
Lease liabilities	179,501
Present value adjustment	$30,683

See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 10: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax (AOCL) by component:

	Three months ended March 31, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(71,374)	$(9,313)	$(49,965)	$(130,652)
Other comprehensive income (loss) (OCI (OCL)) before reclassifications	27,559	(839)	—	26,720
Amounts reclassified from AOCL	—	1,035	1,056	2,091
Net current-period OCI	27,559	196	1,056	28,811
Ending balance	$(43,815)	$(9,117)	$(48,909)	$(101,841)

	Three months ended March 31, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(27,947)	$(15,016)	$(48,568)	$(91,531)
(OCL)/OCI before reclassifications	(27,424)	1,129	—	(26,295)
Amounts reclassified from AOCL	—	1,393	954	2,347
Net current-period (OCL)/OCI	(27,424)	2,522	954	(23,948)
Ending balance	$(55,371)	$(12,494)	$(47,614)	$(115,479)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2019	2018

Derivative instruments:
Cash flow hedges	$(1,391)	$(1,871)	Interest expense
Tax benefit	356	478	Income tax expense
Net of tax	$(1,035)	$(1,393)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,430)	$(1,285)	(1)
Tax benefit	374	331	Income tax expense
Net of tax	$(1,056)	$(954)

(1) These AOCL components are included in the computation of net periodic benefit cost, see Note 15 - Retirement Benefit Plans for further details.

Note 11: Regulatory Matters
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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,337,162	11.46%	$917,798	4.5%	$1,325,708	6.5%
Total risk-based capital	2,773,419	13.60	1,631,640	8.0	2,039,551	10.0
Tier 1 risk-based capital	2,482,199	12.17	1,223,730	6.0	1,631,640	8.0
Tier 1 leverage capital	2,482,199	9.09	1,091,878	4.0	1,364,847	5.0
Webster Bank
CET1 risk-based capital	$2,496,047	12.24%	$917,468	4.5%	$1,325,232	6.5%
Total risk-based capital	2,709,947	13.29	1,631,054	8.0	2,038,818	10.0
Tier 1 risk-based capital	2,496,047	12.24	1,223,291	6.0	1,631,054	8.0
Tier 1 leverage capital	2,496,047	9.15	1,091,347	4.0	1,364,184	5.0

	At December 31, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,284,978	11.44%	$898,972	4.5%	$1,298,514	6.5%
Total risk-based capital	2,722,194	13.63	1,598,172	8.0	1,997,715	10.0
Tier 1 risk-based capital	2,430,015	12.16	1,198,629	6.0	1,598,172	8.0
Tier 1 leverage capital	2,430,015	9.02	1,077,303	4.0	1,346,628	5.0
Webster Bank
CET1 risk-based capital	$2,170,566	10.87%	$898,317	4.5%	$1,297,569	6.5%
Total risk-based capital	2,385,425	11.95	1,597,008	8.0	1,996,260	10.0
Tier 1 risk-based capital	2,170,566	10.87	1,197,756	6.0	1,597,008	8.0
Tier 1 leverage capital	2,170,566	8.06	1,076,712	4.0	1,345,889	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. In addition, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $80 million during the three months ended March 31, 2019 compared to $100 million during the three months ended March 31, 2018.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. Pursuant to this requirement, it held $84.8 million at March 31, 2019 and $81.2 million at December 31, 2018. These restricted cash amounts are included in cash and due from banks, in the accompanying Condensed Consolidated Balance Sheets.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Earnings for basic and diluted earnings per common share:
Net income	$99,736	$80,225
Less: Preferred stock dividends	1,969	1,947
Net income available to common shareholders	97,767	78,278
Less: Earnings applicable to participating securities	218	195
Earnings applicable to common shareholders	$97,549	$78,083

Shares:
Weighted-average common shares outstanding - basic	91,962	91,921
Effect of dilutive securities:
Stock options and restricted stock	263	327
Warrants	—	6
Weighted-average common shares outstanding - diluted	92,225	92,254

Earnings per common share:
Basic	$1.06	$0.85
Diluted	1.06	0.85

Potential common shares from non-participating restricted stock, of 91 thousand and 72 thousand for the three months ended March 31, 2019 and 2018, respectively, are excluded from the effect of dilutive securities because, due to performance conditions, they would have been anti-dilutive.

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
Cash flow hedges are used to regulate the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Derivative instruments designated as cash flow hedges are recorded on the balance sheet at fair value. Changes in fair value of the derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, are recorded to AOCL and are reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings.
Fair value hedges are used for certain fixed-rate obligations which can be exposed to a change in fair value attributable to changes in benchmark interest rates. An interest rate swap which involves the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreement, without the exchange of the underlying notional amount, is typically utilized. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the risk hedged, is recognized in interest expense in the accompanying Condensed Consolidated Statements of Income.
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

The following table presents the notional amounts and fair value of derivative positions:

	At March 31, 2019				At December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$475,000	$1,920	$—	$—	$325,000	$3,050	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	2,211,262	3,951	1,911,298	3,511	2,767,518	6,570	1,276,109	2,012
Mortgage banking derivatives (3)	23,712	276	38,300	459	13,599	226	17,000	293
Other	37,578	296	19,073	539	11,952	308	43,097	553
Positions not subject to a master netting agreement (4)
Interest rate derivatives	2,286,717	65,122	1,835,850	18,025	1,668,012	35,635	2,367,876	36,017
RPAs	64,554	48	93,749	99	64,974	39	96,296	81
Other	7,019	529	1,072	49	8,506	450	1,208	54
Total not designated as hedging instruments	4,630,842	70,222	3,899,342	22,682	4,534,561	43,228	3,801,586	39,010
Gross derivative instruments, before netting	$5,105,842	72,142	$3,899,342	22,682	$4,859,561	46,278	$3,801,586	39,010
Less: Legally enforceable master netting agreements		3,629		3,629		2,495		2,495
Less: Cash collateral posted/received		930		514		4,936		—
Total derivative instruments, after netting		$67,583		$18,539		$38,847		$36,515

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)
Balances related to CME are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include $1.5 billion and $1.9 billion for asset derivatives and $1.6 billion and $1.1 billion for liability derivatives at March 31, 2019 and December 31, 2018, respectively. The related fair values approximate zero.

(3)	Notional amounts include mandatory forward commitments of $38.0 million, while notional amounts do not include approved floating rate commitments of $7.3 million, at March 31, 2019.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item, and the effect on the income statement for derivatives designated as cash flow hedges:

		Three months ended March 31,
(In thousands)	Recognized In	2019	2018
Fair value hedges:
Recognized on derivatives	Interest expense	$1,628	$—
Recognized on hedged items	Interest expense	(1,628)	—
Net recognized on fair value hedges		—	—
Cash flow hedges:
Interest rate derivatives	Interest expense	953	1,823
Additional information related to fair value hedges:

Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	2019	2018	2019	2018
Long-term debt	$151,628	$—	$1,628	$—

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

		Three months ended March 31,
(In thousands)	Recognized In	2019	2018
Interest rate derivatives	Other non-interest income	$1,051	$3,791
RPAs	Other non-interest income	5	10
Mortgage banking derivatives	Mortgage banking activities	(408)	65
Other	Other non-interest income	510	(600)
Total not designated as hedging instruments		$1,158	$3,266

Amounts for the change in the fair value of derivatives qualifying for cash flow hedge accounting treatment are recorded to AOCL and reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, an estimated $0.6 million will be reclassified from AOCL as a reduction to interest expense. Amounts for gains and losses related to hedge terminations are also recorded to AOCL and subsequently amortized into interest expense over the respective terms of the hedged debt instruments. Over the next twelve months, an estimated $3.6 million will be reclassified from AOCL as an increase to interest expense. At March 31, 2019, the remaining unamortized loss on the termination of cash flow hedges is $7.7 million.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Offsetting Derivatives
Non-cleared derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Cash collateral received, in the amount of $930 thousand, is included in cash and due from banks and is considered restricted in nature. Net gain positions are recorded as assets and are included in accrued interest receivable and other assets, while, net loss positions are recorded as liabilities and are included in accrued expenses and other liabilities, in the accompanying Condensed Consolidated Balance Sheets.
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At March 31, 2019				At December 31, 2018
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$1,920	$337	$54	$1,529	$3,050	$88	$567	$2,395
Non-hedge accounting	4,523	3,292	876	355	6,878	2,407	4,369	102
Total assets	$6,443	$3,629	$930	$1,884	$9,928	$2,495	$4,936	$2,497

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge accounting	4,446	3,629	514	303	2,566	2,495	—	71
Total liabilities	$4,446	$3,629	$514	$303	$2,566	$2,495	$—	$71

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
The Company had approximately $53.9 million in net margin collateral posted with financial counterparties or the derivative clearing organization at March 31, 2019, which is primarily comprised of $39.3 million in initial margin posted at CME and $14.4 million in CME margin posted.
The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. The net current credit exposure relating to interest rate derivatives with Webster Bank customers was $65.1 million at March 31, 2019. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $35.7 million at March 31, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When quoted prices are available in an active market, the Company classifies available-for-sale investment securities within Level 1 of the valuation hierarchy. U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.
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
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of Accounting Standards Codification (ASC) Topic 825 "Financial Instruments." The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.
The following table presents the fair value, unpaid principal balance, and accrual status, of assets accounted for under the fair value option:

	At March 31, 2019			At December 31, 2018
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$20,615	$20,010	$605	$7,908	$8,227	$(319)
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.8 million at March 31, 2019.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. The Company classifies alternative investments with a readily determinable fair value within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At March 31, 2019, these alternative investments had a remaining unfunded commitment of $2.7 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,595	$—	$—	$—	$7,595
Agency CMO	—	223,994	—	—	223,994
Agency MBS	—	1,585,398	—	—	1,585,398
Agency CMBS	—	564,499	—	—	564,499
CMBS	—	432,301	—	—	432,301
CLO	—	111,624	—	—	111,624
Corporate debt	—	51,905	—	—	51,905
Total available-for-sale investment securities	7,595	2,969,721	—	—	2,977,316
Gross derivative instruments, before netting (1)	825	71,317	—	—	72,142
Originated loans held for sale	—	20,615	—	—	20,615
Investments held in Rabbi Trust	4,602	—	—	—	4,602
Alternative investments	—	—	—	2,534	2,534
Total financial assets held at fair value	$13,022	$3,061,653	$—	$2,534	$3,077,209
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$22,094	$—	$—	$22,682

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,550	$—	$—	$—	$7,550
Agency CMO	—	234,923	—	—	234,923
Agency MBS	—	1,481,089	—	—	1,481,089
Agency CMBS	—	566,237	—	—	566,237
CMBS	—	445,581	—	—	445,581
CLO	—	112,771	—	—	112,771
Corporate debt	—	50,579	—	—	50,579
Total available-for-sale investment securities	7,550	2,891,180	—	—	2,898,730
Gross derivative instruments, before netting (1)	758	45,520	—	—	46,278
Originated loans held for sale	—	7,908	—	—	7,908
Investments held in Rabbi Trust	4,307	—	—	—	4,307
Alternative investments	—	—	—	2,563	2,563
Total financial assets held at fair value	$12,615	$2,944,608	$—	$2,563	$2,959,786
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$38,422	$—	$—	$39,010

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At March 31, 2019, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $5.4 million at March 31, 2019. No reduction for impairments, or adjustments due to observable price changes, was identified during the three months ended March 31, 2019.
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
Collateral Dependent Impaired Loans and Leases. Impaired loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral using customized discounting criteria. As such, collateral dependent impaired loans and leases are classified within Level 3 of the fair value hierarchy.
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $5.5 million at March 31, 2019. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
At March 31, 2019, there were no significant assets measured at fair value on a non-recurring basis.
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and establishes processes to challenge their valuations, or methodology, that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, and municipal bonds and notes, are classified within Level 2 of the fair value hierarchy.
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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At March 31, 2019		At December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,480,160	$4,433,377	$4,325,420	$4,209,121
Level 3
Loans and leases, net	18,602,901	18,608,221	18,253,136	18,155,798
Mortgage servicing assets	19,785	38,258	21,215	45,478
Liabilities:
Level 2
Deposit liabilities	$19,396,301	$19,396,301	$18,662,299	$18,662,299
Time deposits	3,354,627	3,343,754	3,196,546	3,175,948
Securities sold under agreements to repurchase and other borrowings	688,065	688,065	581,874	581,874
FHLB advances	951,730	953,539	1,826,808	1,826,381
Long-term debt (1)	524,303	527,495	226,021	229,306

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8: Borrowings.

Note 15: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	2019			2018
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,978	$16	$21	$1,785	$187	$20
Expected return on plan assets	(2,815)	—	—	(3,180)	—	—
Recognized net loss	1,430	4	(4)	1,160	125	—
Net periodic benefit cost	$593	$20	$17	$(235)	$312	$20

The components of net periodic benefit cost, other than the service cost component, are included as a component of other expense reflected in non-interest expense in the accompanying Condensed Consolidated Statements of Income.

Note 16: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. Certain corporate treasury activities of the Company, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
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
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At March 31, 2019	$10,685,011	$86,686	$8,981,264	$8,485,168	$28,238,129
At December 31, 2018	10,477,050	70,826	8,727,335	8,335,104	27,610,315

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$90,510	$41,741	$101,360	$7,940	$241,551
Provision for loan and lease losses	6,894	—	1,706	—	8,600
Net interest income (expense) after provision for loan and lease losses	83,616	41,741	99,654	7,940	232,951
Non-interest income	14,011	25,577	25,382	3,642	68,612
Non-interest expense	44,618	33,522	95,075	2,471	175,686
Income (loss) before income tax expense	53,009	33,796	29,961	9,111	125,877
Income tax expense (benefit)	13,040	8,787	5,962	(1,648)	26,141
Net income	$39,969	$25,009	$23,999	$10,759	$99,736

	Three months ended March 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$84,651	$32,924	$98,928	$(2,335)	$214,168
Provision (benefit) for loan and lease losses	7,178	—	3,822	—	11,000
Net interest income (expense) after provision for loan and lease losses	77,473	32,924	95,106	(2,335)	203,168
Non-interest income	15,316	22,669	25,195	5,567	68,747
Non-interest expense	41,245	31,515	96,829	2,026	171,615
Income (loss) before income tax expense	51,544	24,078	23,472	1,206	100,300
Income tax expense (benefit)	12,680	6,260	4,671	(3,536)	20,075
Net income (loss)	$38,864	$17,818	$18,801	$4,742	$80,225

Note 17: Revenue from Contracts with Customers
The following tables present the disaggregation by operating segment and major revenue stream, with disaggregated revenue reconciled to segment revenue as presented in Note 16: Segment Reporting:

	Three months ended March 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,036	$24,528	$15,365	$95	$43,024
Wealth and investment services	2,484	—	5,175	(8)	7,651
Other income	—	1,049	501	—	1,550
Revenue from contracts with customers	5,520	25,577	21,041	87	52,225
Non-interest income within the scope of other GAAP topics	8,491	—	4,341	3,555	16,387
Total non-interest income	$14,011	$25,577	$25,382	$3,642	$68,612

	Three months ended March 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Major Revenue Streams
Deposit service fees	$3,222	$21,812	$15,309	$108	$40,451
Wealth and investment services	2,539	—	5,339	(8)	7,870
Other income	—	857	493	—	1,350
Revenue from contracts with customers	5,761	22,669	21,141	100	49,671
Non-interest income within the scope of other GAAP topics	9,555	—	4,054	5,467	19,076
Total non-interest income	$15,316	$22,669	$25,195	$5,567	$68,747

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2019	At December 31, 2018
Commitments to extend credit	$5,757,123	$5,840,585
Standby letter of credit	189,031	189,040
Commercial letter of credit	11,070	21,181
Total credit-related financial instruments with off-balance sheet risk	$5,957,224	$6,050,806

These commitments subject the Company to potential exposure in excess of the amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$2,506	$2,362
Provision charged to expense	5	(68)
Ending balance	$2,511	$2,294

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, March 31, 2019, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2019, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2019	2018
Earnings:
Net interest income	$241,551	$214,168
Provision for loan and lease losses	8,600	11,000
Total non-interest income	68,612	68,747
Total non-interest expense	175,686	171,615
Net income	99,736	80,225
Earnings applicable to common shareholders	97,549	78,083
Share Data:
Weighted-average common shares outstanding - diluted	92,225	92,254
Diluted earnings per common share	$1.06	$0.85
Dividends and dividend equivalents declared per common share	0.33	0.26
Dividends declared per Series F preferred share	328.13	328.13
Book value per common share	30.62	27.94
Tangible book value per common share (non-GAAP)	24.51	21.78
Selected Ratios:
Net interest margin	3.74%	3.44%
Return on average assets (annualized basis)	1.44	1.20
Return on average common shareholders' equity (annualized basis)	14.01	12.15
CET1 risk-based capital	11.46	10.99
Tangible common equity ratio (non-GAAP)	8.16	7.65
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	17.70	15.73
Efficiency ratio (non-GAAP)	55.93	59.76
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2019	2018
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$2,966,255	$2,716,142
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	563,176	567,023
Tangible common shareholders' equity (non-GAAP)	$2,258,042	$2,004,082
Common shares outstanding	92,125	92,016
Tangible book value per common share (non-GAAP)	$24.51	$21.78

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,258,042	$2,004,082
Total assets (GAAP)	$28,238,129	$26,752,147
Less: Goodwill and other intangible assets (GAAP)	563,176	567,023
Tangible assets (non-GAAP)	$27,674,953	$26,185,124
Tangible common equity ratio (non-GAAP)	8.16%	7.65%

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$99,736	$80,225
Less: Preferred stock dividends (GAAP)	1,969	1,947
Add: Intangible assets amortization, tax-affected (GAAP)	760	760
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$98,527	$79,038
Income adjusted for preferred stock dividends and intangible assets amortization, annualized basis (non-GAAP)	$394,108	$316,152
Average shareholders' equity (non-GAAP)	$2,935,653	$2,722,591
Less: Average preferred stock (non-GAAP)	145,037	145,161
Average goodwill and other intangible assets (non-GAAP)	563,646	567,547
Average tangible common shareholders' equity (non-GAAP)	$2,226,970	$2,009,883
Return on average tangible common shareholders' equity (non-GAAP)	17.70%	15.73%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$175,686	$171,615
Less: Foreclosed property activity (GAAP)	(253)	85
Intangible assets amortization (GAAP)	962	962
Other expense (non-GAAP) (1)	7	—
Non-interest expense (non-GAAP)	$174,970	$170,568
Net interest income (GAAP)	$241,551	$214,168
Add: Tax-equivalent adjustment (non-GAAP)	2,338	2,230
Non-interest income (GAAP)	68,612	68,747
Other income (non-GAAP) (1)	342	295
Income (non-GAAP)	$312,843	$285,440
Efficiency ratio (non-GAAP)	55.93%	59.76%

(1)	Other expense includes facility optimization, while other income includes low income housing tax credits.
Financial Performance
For the three months ended March 31, 2019, net income of $99.7 million increased $19.5 million, or 24.3%, from the three months ended March 31, 2018 due to improved performance across all businesses driven by increased net interest margin and stable credit quality. The increase in net interest margin coupled with flat non-interest income and an insignificant increase in non-interest expense resulted in a further reduction of the efficiency ratio to 55.9%.
The impact of the items outlined above, coupled with the effect of in income tax expense of $26.1 million and $20.1 million for the three months ended March 31, 2019 and 2018, resulted to net income of $99.7 million and diluted earnings per share of $1.06 for the three months ended March 31, 2019 compared to net income of $80.2 million and diluted earnings per share of $0.85 for the three months ended March 31, 2018.

The following table summarizes daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$18,509,174	$229,385	4.96%	$17,754,773	$193,864	4.37%
Investment Securities	7,308,946	56,954	3.09	7,158,505	52,489	2.91
FHLB and FRB stock	113,016	1,712	6.14	133,241	1,455	4.43
Interest-bearing deposits	55,372	329	2.37	52,711	201	1.52
Securities	7,477,334	58,995	3.13	7,344,457	54,145	2.93
Loans held for sale	13,451	148	4.40	16,330	142	3.49
Total interest-earning assets	25,999,959	$288,528	4.43%	25,115,560	$248,151	3.95%
Non-interest-earning assets	1,795,430			1,641,721
Total Assets	$27,795,389			$26,757,281

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,191,870	$—	—%	$4,163,364	$—	—%
Health savings accounts	6,140,062	2,949	0.19	5,427,000	2,624	0.20
Interest-bearing checking, money market and savings	8,958,522	12,793	0.58	9,342,743	7,713	0.33
Time deposits	3,244,714	15,278	1.91	2,459,145	7,819	1.29
Total deposits	22,535,168	31,020	0.56	21,392,252	18,156	0.34

Securities sold under agreements to repurchase and other borrowings	597,107	2,752	1.84	875,829	3,640	1.66
FHLB advances	1,119,035	7,785	2.78	1,311,832	7,281	2.22
Long-term debt	249,169	3,082	4.95	225,799	2,676	4.74
Total borrowings	1,965,311	13,619	2.77	2,413,460	13,597	2.25
Total interest-bearing liabilities	24,500,479	$44,639	0.74%	23,805,712	$31,753	0.54%
Non-interest-bearing liabilities	359,257			228,978
Total liabilities	24,859,736			24,034,690

Preferred stock	145,037			145,161
Common shareholders' equity	2,790,616			2,577,430
Total shareholders' equity	2,935,653			2,722,591
Total Liabilities and Shareholders' Equity	$27,795,389			$26,757,281
Tax-equivalent net interest income		$243,889			$216,398
Less: Tax-equivalent adjustments		(2,338)			(2,230)
Net interest income		$241,551			$214,168
Net interest margin			3.74%			3.44%

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
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 77.9% of total revenue for the three months ended March 31, 2019.
Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through ALCO and through related interest rate risk monitoring and management policies. ALCO meets at least monthly to make decisions on the investment securities and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:

•	the size, duration, and credit risk of the investment securities portfolio;

•	the size and duration of the wholesale funding portfolio;

•	interest rate contracts; and

•	the pricing and structure of loans and deposits.
The federal funds rate target range was 1.25-1.50% at December 31, 2017 compared to 2.25-2.50% at both December 31, 2018 and March 31, 2019. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Net interest income totaled $241.6 million for the three months ended March 31, 2019 compared to $214.2 million for the three months ended March 31, 2018, an increase of $27.4 million.
Net interest margin increased 30 basis points to 3.74% for the three months ended March 31, 2019 from 3.44% for the three months ended March 31, 2018. On a fully tax-equivalent basis, net interest income increased $27.5 million when compared to the same period in 2018. The increase for the three months ended March 31, 2019 was primarily the result of strong loan growth at increased yields, partially offset by an increase in the cost of deposits other than health savings account deposits.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2019 vs. 2018 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$26,358	$9,164	$35,522
Loans held for sale	31	(26)	5
Securities (2)	4,025	825	4,850
Total interest income	$30,414	$9,963	$40,377
Interest on interest-bearing liabilities:
Deposits	$10,701	$2,163	$12,864
Borrowings	2,076	(2,054)	22
Total interest expense	$12,777	$109	$12,886
Net change in net interest income	$17,637	$9,854	$27,491

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Securities include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2019 increased $0.8 billion compared to the average for the three months ended March 31, 2018. The loan and lease portfolio comprised 71.2% of the average interest-earning assets at March 31, 2019 compared to 70.7% of the average interest-earning assets at March 31, 2018. The loan and lease portfolio yield increased 59 basis points to 4.96% for the three months ended March 31, 2019 compared to 4.37% for the three months ended March 31, 2018. The increase in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting higher and growth in commercial loans with higher yields.
Average securities for the three months ended March 31, 2019 increased $132.9 million compared to the average for the three months ended March 31, 2018. The securities portfolio comprised 28.8% of the average interest-earning assets at March 31, 2019 compared to 29.2% of the average interest-earning assets at March 31, 2018. The securities portfolio yield increased 20 basis points to 3.13% for the three months ended March 31, 2019 compared to 2.93% for the three months ended March 31, 2018. The increase in yield on the securities portfolio is primarily due to increased yield on variable-rate securities and higher yield from newly purchased securities.
Average total deposits for the three months ended March 31, 2019 increased $1.1 billion compared to the average for the three months ended March 31, 2018. The increase is due to growth in health savings accounts and time deposits which was slightly offset by lower balances for other interest-bearing deposits. The average cost of deposits increased 22 basis points to 0.56% for the three months ended March 31, 2019 from 0.34% for the three months ended March 31, 2018. The average cost of deposits increased due to selected deposit product rate increases and a change in mix from increased certificate of deposit accounts. Higher cost time deposits, increased to 17.7% for the three months ended March 31, 2019 from 14.3% for the three months ended March 31, 2018, as a percentage to total interest-bearing deposits.
Average total borrowings for the three months ended March 31, 2019 decreased $448.1 million compared to the average for the three months ended March 31, 2018. Average securities sold under agreements to repurchase and other borrowings decreased $278.7 million, and average FHLB advances decreased $192.8 million. The average cost of borrowings increased 52 basis points to 2.77% for the three months ended March 31, 2019 from 2.25% for the three months ended March 31, 2018. The increase in the average cost of borrowings was largely a result of changes in the federal funds rate.
The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019. The debt did not have a significant impact on the average balance or cost of borrowings for the three months ended March 31, 2019 given the timing of its issuance. See "Sources of Funds and Liquidity" section for further discussion of the notes issued.
Cash flow hedges, including outstanding hedges and terminated forward starting hedges, impacted the average cost of funding as follows:

	Three months ended March 31,
(In thousands)	2019	2018
Interest rate swaps on FHLB advances	$799	$1,630
Interest rate swaps on senior fixed-rate notes	76	76
Interest rate swaps on brokered/certificates of deposits	78	117
Net increase to interest expense on borrowings	$953	$1,823
Provision for Loan and Lease Losses
The provision for loan and lease losses was $8.6 million for the three months ended March 31, 2019, which decreased $2.4 million compared to the three months ended March 31, 2018. The decrease in provision for loan and lease losses was primarily due to stable asset quality. Total net charge-offs was $9.6 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.
See the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" contained elsewhere in the report for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Deposit service fees	$43,024	$40,451	$2,573	6.4%
Loan related fees	7,819	6,996	823	11.8
Wealth and investment services	7,651	7,870	(219)	(2.8)
Mortgage banking activities	764	1,144	(380)	(33.2)
Increase in cash surrender value of life insurance policies	3,584	3,572	12	0.3
Other income	5,770	8,714	(2,944)	(33.8)
Total non-interest income	$68,612	$68,747	$(135)	(0.2)
Comparison to Prior Year Quarter
Total non-interest income was $68.6 million for the three months ended March 31, 2019, a decrease of $0.1 million from the three months ended March 31, 2018. The decrease was primarily attributable to lower other income offset by higher deposit service fees.
Deposit service fees totaled $43.0 million for the three months ended March 31, 2019, compared to $40.5 million for the three months ended March 31, 2018. The increase was a result of higher checking account service charges and check card interchange attributable to health savings account growth.
Other income totaled $5.8 million for the three months ended March 31, 2019, compared to $8.7 million for the three months ended March 31, 2018. The decrease was primarily due to lower client interest rate hedging activities and related income.

Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Compensation and benefits	$97,785	$94,765	$3,020	3.2%
Occupancy	14,696	15,145	(449)	(3.0)
Technology and equipment	25,697	23,862	1,835	7.7
Intangible assets amortization	962	962	—	—
Marketing	3,328	3,552	(224)	(6.3)
Professional and outside services	6,048	4,788	1,260	26.3
Deposit insurance	4,430	6,717	(2,287)	(34.0)
Other expense	22,740	21,824	916	4.2
Total non-interest expense	$175,686	$171,615	$4,071	2.4
Comparison to Prior Year Quarter
Total non-interest expense was $175.7 million for the three months ended March 31, 2019, an increase of $4.1 million, from the three months ended March 31, 2018. The increase was primarily attributable to increases in compensation and benefits, technology and equipment, and professional and outside services, offset by lower deposit insurance.
Compensation and benefits totaled $97.8 million for the three months ended March 31, 2019, compared to $94.8 million for the three months ended March 31, 2018. The increase was primarily due to additional hires, annual merit increases and other benefit costs.
Technology and equipment totaled $25.7 million for the three months ended March 31, 2019, compared to $23.9 million for the three months ended March 31, 2018. The increase was due to higher service contracts to support strategic infrastructure projects.
Professional and outside services totaled $6.0 million for the three months ended March 31, 2019, compared to $4.8 million for the three months ended March 31, 2018. The increase was primarily due to increased consulting fees for strategic projects.
Deposit insurance totaled $4.4 million for the three months ended March 31, 2019, compared to $6.7 million for the three months ended March 31, 2018. The decrease is primarily due to the discontinuance of the FDIC surcharge during the fourth quarter of 2018.
Income Taxes
Webster recognized income tax expense of $26.1 million reflecting an effective tax rate of 20.8% for the three months ended March 31, 2019, compared to $20.1 million reflecting an effective tax rate of 20.0% for the three months ended March 31, 2018.
The increases in both tax expense and the effective tax rate for the three months ended March 31, 2019 as compared to the same period for 2018 principally reflect the higher level of pre-tax income during the 2019 period.
For additional information on Webster's income taxes, including its deferred tax assets, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in Webster's 2018 Form 10-K.

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the primary businesses, the products and services provided, the type of customer served, and how discrete financial information is currently evaluated. Certain corporate treasury activities of the Company, along with adjustments required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
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
Through a distribution network, consisting of 157 banking centers and 315 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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
The following tables present net income, selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended March 31,
(In thousands)	2019	2018
Net income:
Commercial Banking	$39,969	$38,864
HSA Bank	25,009	17,818
Community Banking	23,999	18,801
Corporate and Reconciling	10,759	4,742
Consolidated Total	$99,736	$80,225

	At March 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$10,685,011	$86,686	$8,981,264	$8,485,168	$28,238,129
Loans and leases	10,630,622	60	8,183,608	—	18,814,290
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,190,781	6,209,213	12,270,981	79,953	22,750,928
Not included in above amounts:
Assets under administration/management	2,068,145	1,702,509	3,487,099	—	7,257,753

	At December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$10,477,050	$70,826	$8,727,335	$8,335,104	$27,610,315
Loans and leases	10,437,319	55	8,028,115	—	18,465,489
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,030,554	5,740,601	11,856,652	231,038	21,858,845
Not included in above amounts:
Assets under administration/management	1,930,199	1,460,204	3,391,946	—	6,782,349
Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2019	2018
Net interest income	$90,510	$84,651
Provision for loan and lease losses	6,894	7,178
Net interest income after provision	83,616	77,473
Non-interest income	14,011	15,316
Non-interest expense	44,618	41,245
Income before income taxes	53,009	51,544
Income tax expense	13,040	12,680
Net income	$39,969	$38,864
Comparison to Prior Year Quarter
Net income increased $1.1 million for the three months ended March 31, 2019 as compared to the same period in 2018. Net interest income increased $5.9 million, primarily due to loan growth and higher deposit margins. The provision for loan and lease losses decreased $0.3 million. Non-interest income decreased $1.3 million primarily due to lower client interest rate hedging activity as compared to the same period in the prior year. Non-interest expense increased $3.4 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
Selected Balance Sheet Information:

(In thousands)	At March 31, 2019	At December 31, 2018
Total assets	$10,685,011	$10,477,050
Loans and leases	10,630,622	10,437,319
Deposits	4,190,781	4,030,554
Not include in above amounts:
Assets under administration/management	2,068,145	1,930,199
Loans and leases increased $193.3 million at March 31, 2019 compared to December 31, 2018. Loan originations in the three months ended March 31, 2019 and 2018 were $862.6 million and $846.9 million, respectively.
Deposits increased $160.2 million at March 31, 2019 compared to December 31, 2018. The increase was primarily due to new commercial clients and existing clients maintaining higher balances, which offset the seasonal decrease in municipal deposits.
Through Private Banking, Commercial Banking held approximately $465.9 million, and $422.5 million, in assets under administration at March 31, 2019 and December 31, 2018, respectively. In addition Commercial Banking held $1.6 billion, in assets under management, at March 31, 2019 and $1.5 billion at December 31, 2018.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2019	2018
Net interest income	$41,741	$32,924
Non-interest income	25,577	22,669
Non-interest expense	33,522	31,515
Income before income taxes	33,796	24,078
Income tax expense	8,787	6,260
Net income	$25,009	$17,818
Comparison to Prior Year Quarter
Net income increased $7.2 million for the three months ended March 31, 2019 as compared to the same period in 2018. Net interest income increased $8.8 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $2.9 million due to increased account growth. Non-interest expense increased $2.0 million primarily due to account growth and expanded distribution.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2019	At December 31, 2018
Total assets	$86,686	$70,826
Deposits	6,209,213	5,740,601
Not included in above amounts:
Assets under administration	1,702,509	1,460,204
Deposits increased $468.6 million at March 31, 2019 compared to December 31, 2018, due to an increase in new accounts as well as organic growth in existing account balances.
Additionally, HSA Bank held $1.7 billion in assets under administration through linked brokerage accounts at March 31, 2019, compared to $1.5 billion at December 31, 2018. The $242.3 million increase in linked brokerage balances is driven primarily by account growth, continued net contributions by account holders and appreciation in market value of investments.
At March 31, 2019, there were $7.9 billion in total footings, comprised of $6.2 billion in deposit balances and $1.7 billion in assets under administration.

Community Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2019	2018
Net interest income	$101,360	$98,928
Provision for loan and lease losses	1,706	3,822
Net interest income after provision	99,654	95,106
Non-interest income	25,382	25,195
Non-interest expense	95,075	96,829
Income before income taxes	29,961	23,472
Income tax expense	5,962	4,671
Net income	$23,999	$18,801
Comparison to Prior Year Quarter
Net income increased $5.2 million for the three months ended March 31, 2019 as compared to the same period in 2018. Net interest income increased $2.4 million, primarily due to growth in loan and deposit balances as well as improved interest rate spreads on deposits. The provision for loan and lease losses decreased $2.1 million primarily due to stable asset quality and a decrease in the balance of Home Equity loans. Non-interest income increased $0.2 million resulting from overall growth in loan and deposit related fees, coupled with gains from SBA loan and asset sales, which offset lower mortgage production related fees from mortgage banking activities and lower fees from investment services. Non-interest expense decreased $1.8 million primarily due to a decrease in occupancy related expenses and lower direct marketing costs, offset by higher compensation expenses coupled with investments in technology and risk management.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At March 31, 2019	At December 31, 2018
Total assets	$8,981,264	$8,727,335
Loans	8,183,608	8,028,115
Deposits	12,270,981	11,856,652
Not included in above amounts:
Assets under administration	3,487,099	3,391,946
Loans increased $155.5 million at March 31, 2019 compared to December 31, 2018. The increase is primarily due to a $242.2 million residential portfolio purchase which closed at the end of March 2019. These balances offset net attrition resulting from continued net prepayments in the home equity portfolios.
Loan originations in the three months ended March 31, 2019 and 2018 were $302.3 million and $307.0 million, respectively. The $4.6 million decrease in originations was driven by a decrease in originations of residential mortgages and business banking loans, partially offset by an increase in originations of home equity and other consumer loans.
Deposits increased $414.3 million at March 31, 2019 compared to December 31, 2018, due to growth in time deposits and seasonally higher balances in cyclical business and consumer transaction accounts offset by a net decline in savings and money market accounts.
Additionally, at March 31, 2019 and December 31, 2018, Webster Bank's investment services division held $3.5 billion and $3.4 billion, respectively, of assets under administration in its strategic partnership with LPL.

Financial Condition
Webster had total assets of $28.2 billion at March 31, 2019 and $27.6 billion at December 31, 2018 as:

•
loans and leases, $18.6 billion, net of ALLL of $211.4 million, at March 31, 2019 increased $350 million compared to loans and leases of $18.3 billion, net of ALLL of $212.4 million, at December 31, 2018, while;

•
total deposits, $22.8 billion at March 31, 2019 increased $0.9 billion compared to total deposits of $21.9 billion at December 31, 2018, the result of the 4.7% increase in interest bearing deposits is primarily due to growth in health savings accounts and time deposits.

At March 31, 2019, total shareholders' equity of $3.0 billion increased $79.7 million compared to total shareholders' equity of $2.9 billion at December 31, 2018. Changes in shareholders' equity for the three months ended March 31, 2019 include:

•	an increase of $99.7 million in net income;

•	an increase of $3.0 million related to share-based award activity, partially offset by;

•	a reduction of $19.1 million for purchases of treasury stock at cost, and;

•	reductions of $30.6 million in common dividends and $2.0 million in preferred dividends.
The quarterly cash dividend to shareholders was increased to $0.40 per common share effective April 22, 2018. See the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At March 31, 2019, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of U.S Treasury Bills, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, CMBS.
The carrying value of investment securities totaled $7.5 billion at March 31, 2019 and $7.2 billion at December 31, 2018.
Available-for-sale investment securities increased by $78.6 million, primarily due to principal purchase activity for Agency MBS more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 3.08% for the three months ended March 31, 2019 compared to 2.81% for the three months ended March 31, 2018.
Held-to-maturity investment securities increased by $154.7 million, primarily due to principal purchase activity for Agency MBS and, to a lesser extent, Agency CMBS and municipal bonds and notes more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 3.09% for the three months ended March 31, 2019 compared to 2.98% for the three months ended March 31, 2018.
The Company held $5.2 billion in investment securities that are in an unrealized loss position at March 31, 2019. Approximately $0.4 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $4.8 billion, has been in an unrealized loss position for twelve months or longer.
The Company held $6.2 billion in investment securities that were in an unrealized loss position at December 31, 2018. Approximately $1.2 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $5.0 billion, had been in an unrealized loss position for twelve months or longer.
The benchmark 10-year U.S. Treasury rate decreased to 2.41% at March 31, 2019 from 2.69% at December 31, 2018.
These investment securities were evaluated by management and were determined not to be other than temporarily impaired, at March 31, 2019 and December 31, 2018. The Company does not have an intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investments, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $143.8 million at March 31, 2019.

The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$7,595	$—	$—	$7,595	$7,549	$1	$—	$7,550
Agency CMO	226,104	704	(2,814)	223,994	238,968	412	(4,457)	234,923
Agency MBS	1,603,023	7,876	(25,501)	1,585,398	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	598,442	—	(33,943)	564,499	608,167	—	(41,930)	566,237
CMBS	432,933	500	(1,132)	432,301	447,897	645	(2,961)	445,581
CLO	112,116	89	(581)	111,624	114,641	94	(1,964)	112,771
Single issuer-trust preferred	—	—	—	—	—	—	—	—
Corporate debt	55,678	5	(3,778)	51,905	55,860	—	(5,281)	50,579
Available-for-sale	$3,035,891	$9,174	$(67,749)	$2,977,316	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$200,568	$432	$(3,419)	$197,581	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,614,590	15,623	(48,352)	2,581,861	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	704,653	902	(19,366)	686,189	667,500	53	(22,572)	644,981
Municipal bonds and notes	753,589	11,564	(4,248)	760,905	715,041	2,907	(18,285)	699,663
CMBS	206,760	765	(684)	206,841	216,943	405	(2,388)	214,960
Private Label MBS	—	—	—	—	—	—	—	—
Held-to-maturity	$4,480,160	$29,286	$(76,069)	$4,433,377	$4,325,420	$11,902	$(128,201)	$4,209,121
Webster Bank has the ability to use its investment securities, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,612,311	24.5	$4,389,866	23.8
Consumer:
Home equity	2,098,141	11.2	2,153,911	11.7
Other consumer	226,084	1.2	227,257	1.2
Total consumer	2,324,225	12.4	2,381,168	12.9
Commercial:
Commercial non-mortgage	5,339,118	28.4	5,269,557	28.5
Asset-based	1,042,377	5.5	971,876	5.3
Total commercial	6,381,495	33.9	6,241,433	33.8
Commercial real estate:
Commercial real estate	4,800,233	25.5	4,715,949	25.5
Commercial construction	199,394	1.1	218,816	1.2
Total commercial real estate	4,999,627	26.6	4,934,765	26.7
Equipment financing	490,378	2.6	504,351	2.7
Unamortized premiums (discounts)	8,076	—	14,809	0.1
Deferred fees	(1,822)	—	(903)	—
Total loans and leases	$18,814,290	100.0	$18,465,489	100.0
Total residential loans were $4.6 billion at March 31, 2019, a increase of $222.4 million from December 31, 2018. The net increase is a result of a $242.2 million purchase of residential loans, net of discount, during the first quarter of 2019.
Total consumer loans were $2.3 billion at March 31, 2019, a decrease of $56.9 million from December 31, 2018. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
Total commercial loans were $6.4 billion at March 31, 2019, an increase of $140.1 million from December 31, 2018. The net increase primarily related to originations of $548.7 million, partially offset by payments and payoffs.
Total commercial real estate loans were $5.0 billion at March 31, 2019, an increase of $64.9 million from December 31, 2018. The increase is a result of originations of $361.1 million, partially offset by payments and payoffs.
Equipment financing loans and leases were $490.4 million at March 31, 2019, a decrease of $14.0 million from December 31, 2018. The net decrease was primarily related to amortization and higher prepayments, partially offset by originations of $36.6 million.
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
The following table provides key asset quality ratios:

	At March 31, 2019	At December 31, 2018
Non-performing loans and leases as a percentage of loans and leases	0.84%	0.84%
Non-performing assets as a percentage of loans and leases plus OREO	0.87	0.87
Non-performing assets as a percentage of total assets	0.58	0.59
ALLL as a percentage of non-performing loans and leases	133.01	137.22
ALLL as a percentage of loans and leases	1.12	1.15
Net charge-offs as a percentage of average loans and leases (1)	0.21	0.16
Ratio of ALLL to net charge-offs (1)	5.53x	7.16x

(1)	Calculated for the March 31, 2019 period based on the year-to-date net charge-offs, annualized.

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
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $222.2 million at March 31, 2019 compared to $226.9 million at December 31, 2018.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$12,865	0.28	$12,789	0.29
Consumer:
Home equity	13,451	0.64	14,595	0.68
Other consumer	2,723	1.20	2,729	1.20
Commercial non-mortgage	16,040	0.30	1,700	0.03
Commercial real estate	2,283	0.05	1,514	0.03
Equipment financing	3,112	0.63	915	0.18
Loans and leases past due 30-89 days	50,474	0.27	34,242	0.19
Commercial non-mortgage	—	—	104	—
Loans and leases past due 90 days and accruing	—	—	104	—
Total	50,474	0.27	34,346	0.19
Deferred costs and unamortized premiums (discounts), net	10		86
Total loans and leases past due 30 days or more and accruing income	$50,484		$34,432

(1)	Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income increased $16.1 million at March 31, 2019 compared to December 31, 2018. The increase is primarily due to one commercial loan in the amount of $14.3 million which was brought back into current status in early April. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases increased to 0.27% at March 31, 2019 as compared to 0.19% at December 31, 2018.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$49,267	1.07	$49,069	1.12
Consumer:
Home equity	33,667	1.60	33,456	1.55
Other consumer	1,578	0.70	1,493	0.66
Total consumer	35,245	1.52	34,949	1.47
Commercial:
Commercial non-mortgage	61,803	1.16	55,951	1.06
Asset-based loans	218	0.02	224	0.02
Total commercial	62,021	0.97	56,175	0.90
Commercial real estate:
Commercial real estate	7,449	0.16	8,243	0.17
Commercial construction	—	—	—	—
Total commercial real estate	7,449	0.15	8,243	0.17
Equipment financing	4,951	1.01	6,314	1.25
Total non-accrual loans and leases	158,933	0.85	154,750	0.84
Deferred costs and unamortized premiums (discounts), net	(2)		17
Total recorded investment in non-accrual loans and leases (3)	$158,931		$154,767

Total non-accrual loans and leases	$158,933		$154,750
Foreclosed and repossessed assets:
Residential and consumer	4,637		6,460
Equipment financing	861		407
Total foreclosed and repossessed assets	5,498		6,867
Total non-performing assets	$164,431		$161,617

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)	Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.

(3)	Includes non-accrual TDRs of $101.3 million at March 31, 2019 and $91.9 million at December 31, 2018.
Non-performing assets increased $2.8 million at March 31, 2019 compared to December 31, 2018. The increase in non-performing assets at March 31, 2019 is primarily due to the commercial non-mortgage portfolio. Overall non-performing assets as a percentage of total assets was 0.58% at March 31, 2019 as compared to 0.59% at December 31, 2018.
The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$154,750	$126,582
Additions	31,422	28,845
Paydowns/draws	(12,998)	(13,664)
Charge-offs	(10,496)	(5,966)
Other reductions	(3,745)	(1,538)
Ending balance	$158,933	$134,259

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
At March 31, 2019, there were 1,485 impaired loans and leases with a recorded investment balance of $274.4 million, which included loans and leases of $87.4 million with an impairment allowance of $13.8 million. This compares to 1,501 impaired loans and leases with a recorded investment balance of $259.3 million, which included loans and leases of $93.1 million, with an impairment allowance of $15.4 million at December 31, 2018. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$230,414	$221,404
Additions	26,333	6,593
Paydowns/draws	(4,550)	(7,053)
Charge-offs	(1,432)	(725)
Transfers to OREO	(356)	(681)
Ending balance	$250,409	$219,538

(In thousands)	At March 31, 2019	At December 31, 2018
Accrual status	$149,076	$138,479
Non-accrual status	101,333	91,935
Total recorded investment of TDRs	$250,409	$230,414

Specific reserves for TDRs included in the balance of ALLL	$13,381	$11,930
Additional funds committed to borrowers in TDR status	5,118	3,893
Overall, TDR balances increased $20.0 million at March 31, 2019 compared to December 31, 2018, primarily due to $22.0 in new commercial TDR's, while the specific reserves for TDRs increased from year end, reflective of management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at March 31, 2019.
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
At March 31, 2019 the ALLL was $211.4 million compared to $212.4 million at December 31, 2018. The decrease of $1.0 million in the reserve at March 31, 2019 compared to December 31, 2018 is primarily due to stable asset quality coupled with a reduction in the impairment reserve of $1.5 million. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, decreased to 1.12% at March 31, 2019 from 1.15% at December 31, 2018, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 133.01% at March 31, 2019 from 137.22% at December 31, 2018.
The following table provides an allocation of the ALLL by portfolio segment:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$20,413	0.44	$19,599	0.44
Consumer	26,919	1.15	28,681	1.20
Commercial	100,174	1.58	98,793	1.59
Commercial real estate	58,893	1.18	60,151	1.22
Equipment financing	4,990	1.01	5,129	1.01
Total ALLL	$211,389	1.12	$212,353	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended March 31,
(In thousands)	2019	2018
Beginning balance	$212,353	$199,994
Provision	8,600	11,000
Charge-offs:
Residential	(251)	(917)
Consumer	(3,972)	(5,074)
Commercial	(7,633)	(1,497)
Commercial real estate	(973)	(77)
Equipment financing	(204)	(45)
Total charge-offs	(13,033)	(7,610)
Recoveries:
Residential	178	385
Consumer	2,487	1,443
Commercial	787	117
Commercial real estate	6	2
Equipment financing	11	18
Total recoveries	3,469	1,965
Net charge-offs	(9,564)	(5,645)
Ending balance	$211,389	$205,349

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended March 31,
	2019		2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$73	0.01	$532	0.05
Consumer	1,485	0.25	3,631	0.57
Commercial	6,846	0.43	1,380	0.10
Commercial real estate	967	0.08	75	0.01
Equipment financing	193	0.16	27	0.02
Net charge-offs	$9,564	0.21	$5,645	0.13

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $3.9 million for the three months ended March 31, 2019 as compared to the same periods in 2018. The increase is due primarily to a single credit in the commercial portfolio with a charge off of $6.0 million, partly offset by a decrease in consumer charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flow for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities, also provide cash flow. While scheduled loan and securities repayments are a relatively stable source of funds, loan and securities prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based FHLB capital stock investment is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $56.0 million of FHLB capital stock at March 31, 2019 compared to $98.6 million at December 31, 2018, for its membership and for outstanding advances and other extensions of credit. On March 4, 2019, the FHLB paid a cash dividend equal to an annual yield of 6.17%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both March 31, 2019 and December 31, 2018, Webster Bank held $50.7 million of FRB capital stock. The semi-annual dividend payment from the FRB is calculated as the lesser of 6% or the yield on the 10-year Treasury note auctioned at the last auction held prior to the payment of the dividend.
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
Total deposits were $22.8 billion at March 31, 2019 compared to $21.9 billion at December 31, 2018. The increase is predominately related to an increase in health savings accounts of $468.6 million and time deposits of $158.1 million. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At March 31, 2019 and December 31, 2018, FHLB advances totaled $1.0 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $3.2 billion at March 31, 2019 and $2.6 billion at December 31, 2018. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.7 billion at March 31, 2019 and $0.6 billion at December 31, 2018.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $4.9 billion at March 31, 2019 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.6 billion at the FHLB or approximately $4.7 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, of which it invested the net proceeds of $296.4 million in Webster Bank, as permanent capital, to be used for working capital needs or other general purposes. The notes carry a 4.10% coupon rate and were priced to yield 4.141%, and mature on March 25, 2029. At issuance, the fixed interest rate on a $150 million portion of the notes was swapped to a variable rate and designated in a fair value hedging relationship. During April 2019, the Company initiated a fair value hedging relationship for the remaining $150 million portion of the notes.
Total borrowed funds were $2.2 billion at March 31, 2019 compared to $2.6 billion at December 31, 2018. Borrowings represented 7.7% and 9.5% of total assets at March 31, 2019 and December 31, 2018, respectively. A lower usage of FHLB advances, achieved from deposits growing faster than loans, resulted in the decrease in borrowings. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and securities, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $43.3 million for the three months ended March 31, 2019 as compared to $132.3 million for the three months ended March 31, 2018. The decrease is most significantly the impact of collateral settlement of derivative contracts in the periods and a decline in sales of loans held for sale.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $80 million in dividends to the Holding Company during the three months ended March 31, 2019. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of available-for-sale investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2018 Form 10-K. At March 31, 2019, $285.6 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $78.7 million of remaining repurchase authority at March 31, 2019. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2019, a total of 335,004 shares of common stock were repurchased for approximately $19.1 million, of which 227,199 shares were purchased under the common stock repurchase program at a cost of approximately $13.0 million, and 107,805 shares were purchased, at market prices, related to stock compensation plan activity for a cost of approximately $6.1 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 82.7% and 84.5% at March 31, 2019 and December 31, 2018, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2019. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2019, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the three months ended March 31, 2019, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO.
The following table summarizes the estimated impact that gradual parallel changes in income of 100 and 200 basis points might have on Webster's net interest income (NII) over a twelve month period, starting March 31, 2019 and December 31, 2018 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2019	(10.5)%	(4.6)%	3.0%	5.6%
December 31, 2018	(10.9)%	(4.7)%	3.2%	5.9%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster's pre-tax, pre-provision net revenue (PPNR) over a twelve month period, starting March 31, 2019 and December 31, 2018 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2019	(16.8)%	(7.8)%	4.7%	9.2%
December 31, 2018	(18.3)%	(7.9)%	5.0%	9.2%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of both March 31, 2019 and December 31, 2018 assumed a Fed Funds rate of 2.50%. Asset sensitivity for both NII and PPNR was lower as of March 31, 2019 when compared to December 31, 2018 primarily due to a reduction in the flat rate scenario income attributed to changes in the market rate environment in the first quarter of 2019 and the resulting impact these changes had on forecast prepayment speeds. Further contributing to these changes were increases in fixed-rate investments and fixed-rate loan balances.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting March 31, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2019	(6.5)%	(3.0)%	1.4%	2.9%	(3.8)%	(1.8)%	1.5%	2.6%
December 31, 2018	(7.1)%	(3.3)%	1.7%	3.4%	(3.3)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting March 31, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2019	(10.7)%	(4.9)%	2.0%	3.9%	(5.9)%	(3.0)%	2.6%	4.6%
December 31, 2018	(11.6)%	(5.4)%	2.4%	4.8%	(5.6)%	(2.9)%	2.4%	4.2%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of March 31, 2019 when compared to December 31, 2018 due primarily to the increase in balances of fixed-rate investments and loans. NII and PPNR were more sensitive to changes in the long end of the yield curve as of March 31, 2019 when compared to December 31, 2018 due to increased forecast prepayment speeds.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2019 and December 31, 2018 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
March 31, 2019
Assets	$28,238,129	$27,695,796	$542,465	$(656,535)
Liabilities	25,271,874	23,854,200	714,669	(623,964)
Net	$2,966,255	$3,841,596	$(172,204)	$(32,571)
Net change as % base net economic value			(4.5)%	(0.8)%

December 31, 2018
Assets	$27,610,315	$26,972,752	$568,122	$(677,864)
Liabilities	24,723,800	23,119,466	719,658	(615,650)
Net	$2,886,515	$3,853,286	$(151,536)	$(62,214)
Net change as % base net economic value			(3.9)%	(1.6)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.7 years at both March 31, 2019 and December 31, 2018. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2019 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
For a detailed description of the Company's asset/liability management process, refer to the section captioned "Asset/Liability Management and Market Risk" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations included in its Form 10-K for the year ended December 31, 2018.
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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2018 Annual Report on Form 10-K. Modifications to significant accounting policies, if made during the year, are described in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified the Company's most critical accounting policies as:

•	allowance for loan and lease losses; and

•	realizability of deferred tax assets.
These particular accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. The accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2018 Form 10-K, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and the expected impact on the Company's financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above, in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Asset/Liability Management and Market Risk," which is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we implemented new lease accounting policies, procedures and controls as part of our adoption of ASU 2016-02 and subsequent ASUs issued to amend this Topic. There were no other changes made to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Webster, or its subsidiaries, may be involved in certain routine legal proceedings and claims occurring, from time-to-time, in the ordinary course of business. These possible loss contingencies are evaluated based on information currently available, including advice of counsel and assessment of available insurance coverage. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. This accrual is periodically reviewed and may be adjusted as circumstances change. Webster also estimates certain loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. Webster believes it has defenses to all the claims asserted against it in existing litigation matters and intends to defend itself in those matters.
Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, is not presently nor in the future anticipated to be be material to Webster or its consolidated financial condition. However, legal proceedings are subject to inherent uncertainties, with which unfavorable rulings could occur and, as such, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2019, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
January	97	$51.00	—	$91,745,715
February	165,284	56.65	59,201	88,398,976
March	169,623	57.46	167,998	78,742,318
Total	335,004	57.06	227,199	78,742,318

(1)
On October 24, 2017, the Company's Board of Directors approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

Of the total number of shares purchased during the three months ended March 31, 2019, 107,805 shares were acquired outside of the repurchase program related to stock compensation plan activity, at market prices.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
The following is the exhibit index.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4.1	Senior Debt Indenture, dated March 25, 2019 between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019
4.2	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The bank of New York Mellon, as trustee		8-K	4.2	3/25/2019
4.3	Form of 4.100% Senior Note due 2029 (included in Exhibit 4.2)		8-K	4.2	3/25/2019
10	Material Contracts (1)
10.1	Employee Stock Purchase Plan (amended and restated effected as of April 1, 2019)	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (2)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 7, 2019	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2019	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)