Form 10-Q
period 2019-06-30
WEBSTER FINANCIAL CORP
filed 2019-08-05
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2019
Commission File Number: 001-31486
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

(203) 578-2202
(Registrant's telephone number, including area code)
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of Exchange on which registered
Common Stock, $0.01 par value	WBS	New York Stock Exchange
Depository Shares, each representing 1/1000th interest in a share	WBS-F	New York Stock Exchange
of 5.25% Series F Non-Cumulative Perpetual Preferred Stock
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2019 was 92,160,144.

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

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
ROU asset	Right-of-use asset
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks (includes restricted cash)	$190,828	$260,422
Interest-bearing deposits	26,652	69,077
Investment securities available-for-sale, at fair value	2,978,657	2,898,730
Investment securities held-to-maturity (fair value of $4,674,510 and $4,209,121)	4,636,707	4,325,420
Federal Home Loan Bank and Federal Reserve Bank stock	118,371	149,286
Loans held for sale (valued under fair value option $19,249 and $7,908)	19,249	11,869
Loans and leases	19,269,883	18,465,489
Allowance for loan and lease losses	(211,671)	(212,353)
Loans and leases, net	19,058,212	18,253,136
Deferred tax assets, net	73,462	96,516
Premises and equipment, net	278,227	124,850
Goodwill	538,373	538,373
Other intangible assets, net	23,841	25,764
Cash surrender value of life insurance policies	546,963	543,616
Accrued interest receivable and other assets	452,501	313,256
Total assets	$28,942,043	$27,610,315
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,174,806	$4,162,446
Interest-bearing	18,423,972	17,696,399
Total deposits	22,598,778	21,858,845
Securities sold under agreements to repurchase and other borrowings	956,920	581,874
Federal Home Loan Bank advances	1,426,656	1,826,808
Long-term debt	538,379	226,021
Accrued expenses and other liabilities	356,093	230,252
Total liabilities	25,876,826	24,723,800
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,113,893	1,114,394
Retained earnings	1,955,933	1,828,303
Treasury stock, at cost (1,678,893 and 1,508,456 shares)	(84,393)	(71,504)
Accumulated other comprehensive loss, net of tax	(66,190)	(130,652)
Total shareholders' equity	3,065,217	2,886,515
Total liabilities and shareholders' equity	$28,942,043	$27,610,315
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans and leases	$235,949	$207,820	$464,713	$401,040
Taxable interest and dividends on investments	50,634	47,427	102,510	94,715
Non-taxable interest on investment securities	5,529	5,096	10,931	10,367
Loans held for sale	145	148	293	290
Total interest income	292,257	260,491	578,447	506,412
Interest Expense:
Deposits	32,757	20,225	63,777	38,381
Securities sold under agreements to repurchase and other borrowings	3,904	3,998	6,656	7,638
Federal Home Loan Bank advances	7,772	8,471	15,557	15,752
Long-term debt	6,037	2,787	9,119	5,463
Total interest expense	50,470	35,481	95,109	67,234
Net interest income	241,787	225,010	483,338	439,178
Provision for loan and lease losses	11,900	10,500	20,500	21,500
Net interest income after provision for loan and lease losses	229,887	214,510	462,838	417,678
Non-interest Income:
Deposit service fees	43,118	40,859	86,142	81,310
Loan and lease related fees	6,558	6,333	14,377	13,329
Wealth and investment services	8,309	8,456	15,960	16,326
Mortgage banking activities	932	1,235	1,696	2,379
Increase in cash surrender value of life insurance policies	3,650	3,643	7,234	7,215
Other income	13,286	7,848	19,056	16,562
Total non-interest income	75,853	68,374	144,465	137,121
Non-interest Expense:
Compensation and benefits	98,527	93,052	196,312	187,817
Occupancy	14,019	15,842	28,715	30,987
Technology and equipment	25,767	24,604	51,464	48,466
Intangible assets amortization	962	962	1,924	1,924
Marketing	4,243	4,889	7,571	8,441
Professional and outside services	5,634	4,381	11,682	9,169
Deposit insurance	4,453	13,687	8,883	20,404
Other expense	27,035	23,042	49,775	44,866
Total non-interest expense	180,640	180,459	356,326	352,074
Income before income tax expense	125,100	102,425	250,977	202,725
Income tax expense	26,451	20,743	52,592	40,818
Net income	98,649	81,682	198,385	161,907
Preferred stock dividends and other	(2,456)	(2,193)	(4,902)	(4,334)
Earnings applicable to common shareholders	$96,193	$79,489	$193,483	$157,573

Earnings per common share:
Basic	$1.05	$0.87	$2.11	$1.71
Diluted	1.05	0.86	2.11	1.71
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$98,649	$81,682	$198,385	$161,907
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	34,409	(9,246)	61,968	(36,670)
Derivative instruments	186	1,680	382	4,202
Defined benefit pension and other postretirement benefit plans	1,056	1,109	2,112	2,063
Other comprehensive income (loss), net of tax	35,651	(6,457)	64,462	(30,405)
Comprehensive income	$134,300	$75,225	$262,847	$131,502
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2019	$145,037	$937	$1,113,107	$1,895,870	$(86,855)	$(101,841)	$2,966,255
Net income	—	—	—	98,649	—	—	98,649
Other comprehensive income, net of tax	—	—	—	—	—	35,651	35,651
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,892)	—	—	(36,892)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	1,528	275	1,637	—	3,440
Exercise of stock options	—	—	(742)	—	959	—	217
Common shares acquired from stock compensation plan activity	—	—	—	—	(134)	—	(134)
Common stock repurchase program	—	—	—	—	—	—	—
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217

	At or for the three months ended June 30, 2018
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2018	$145,037	$937	$1,120,522	$1,649,524	$(84,399)	$(115,479)	$2,716,142
Net income	—	—	—	81,682	—	—	81,682
Other comprehensive loss, net of tax	—	—	—	—	—	(6,457)	(6,457)
Common stock dividends/equivalents $0.33 per share	—	—	56	(30,167)	—	—	(30,111)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Dividends accrued Series F preferred stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	697	1,847	—	2,544
Exercise of stock options	—	—	(5,164)	—	6,984	—	1,820
Common shares acquired from stock compensation plan activity	—	—	—	—	(1,928)	—	(1,928)
Common stock repurchase program	—	—	—	—	—	—	—
Series F preferred stock issuance adjustment	—	—	—	—	—	—	—
Balance at June 30, 2018	$145,037	$937	$1,115,414	$1,699,767	$(77,496)	$(121,936)	$2,761,723

	At or for the six months ended June 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	198,385	—	—	198,385
Other comprehensive income, net of tax	—	—	—	—	—	64,462	64,462
Common stock dividends/equivalents $0.73 per share	—	—	—	(67,481)	—	—	(67,481)
Series F preferred stock dividends $656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	1,528	1,179	3,709	—	6,416
Exercise of stock options	—	—	(2,029)	—	2,650	—	621
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,245)	—	(6,245)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217

	At or for the six months ended June 30, 2018
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of changes in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	161,907	—	—	161,907
Other comprehensive loss, net of tax	—	—	—	—	—	(30,405)	(30,405)
Common stock dividends/equivalents $0.59 per share	—	—	99	(54,278)	—	—	(54,179)
Series F preferred stock dividends $667.1875 per share	—	—	—	(3,938)	—	—	(3,938)
Dividends accrued Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	1,654	5,766	—	5,879
Exercise of stock options	—	—	(5,308)	—	7,418	—	2,110
Common shares acquired from stock compensation plan activity	—	—	—	—	(8,092)	—	(8,092)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at June 30, 2018	$145,037	$937	$1,115,414	$1,699,767	$(77,496)	$(121,936)	$2,761,723
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2019	2018
Operating Activities:
Net income	$198,385	$161,907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	20,500	21,500
Deferred tax expense (benefit)	514	(4,247)
Depreciation and amortization	18,884	19,187
Amortization of premium/discount on earning assets and funding, net	22,785	26,625
Stock-based compensation	6,416	5,879
Gain on sale, net of write-down, on foreclosed and repossessed assets	(635)	(291)
Loss on sale, net of write-down, on premises and equipment	482	253
Increase in cash surrender value of life insurance policies	(7,234)	(7,215)
Gain from life insurance policies	(3,412)	(825)
Mortgage banking activities	(1,696)	(2,379)
Proceeds from sale of loans held for sale	63,464	90,063
Origination of loans held for sale	(74,076)	(86,694)
Net increase in right-of-use lease assets	(888)	—
Net (increase) decrease in derivative contract assets net of liabilities	(115,498)	65,421
Net increase in accrued interest receivable and other assets	(28,485)	(9,482)
Net decrease in accrued expenses and other liabilities	(1,545)	(23,176)
Net cash provided by operating activities	97,961	256,526
Investing Activities:
Purchases of available for sale investment securities	(255,885)	(455,042)
Proceeds from maturities and principal payments of available for sale investment securities	251,957	256,179
Purchases of held-to-maturity investment securities	(567,118)	(157,061)
Proceeds from maturities and principal payments of held-to-maturity investment securities	242,511	271,195
Net proceeds from Federal Home Loan Bank stock	30,915	10,273
Alternative investments capital call, net	(3,316)	(246)
Net increase in loans	(847,143)	(523,631)
Proceeds from loans not originated for sale	20,012	34
Proceeds from life insurance policies	2,270	2,429
Proceeds from the sale of foreclosed and repossessed assets	8,191	3,801
Additions to premises and equipment	(12,698)	(16,063)
Net cash used for investing activities (1)	(1,130,304)	(608,132)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2019	2018
Financing Activities:
Net increase in deposits	738,802	351,004
Proceeds from Federal Home Loan Bank advances	3,700,000	4,000,000
Repayments of Federal Home Loan Bank advances	(4,100,152)	(4,100,149)
Net increase in securities sold under agreements to repurchase and other borrowings	375,046	219,299
Issuance of long-term debt	300,000	—
Debt issuance costs	(3,642)	—
Dividends paid to common shareholders	(67,165)	(53,974)
Dividends paid to preferred shareholders	(3,938)	(3,938)
Exercise of stock options	621	2,110
Common stock repurchase program	(13,003)	(12,158)
Common shares purchased related to stock compensation plan activity	(6,245)	(8,092)
Net cash provided by financing activities	920,324	394,102
Net (decrease) increase in cash and due from banks and interest-bearing deposits (1)	(112,019)	42,496
Cash and due from banks and interest-bearing deposits at beginning of period (1)	329,499	256,786
Cash and due from banks and interest-bearing deposits at end of period (1)	$217,480	$299,282

Supplemental disclosure of cash flow information:
Interest paid	$87,129	$64,009
Income taxes paid	69,759	47,781
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$5,880	$3,406
Transfer of loans from loans and leases to loans-held-for-sale	15,438	35
Right-of-use lease assets recorded	157,234	—
Lessee operating lease liabilities recorded	178,208	—

(1)
The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 has been revised to present an aggregated total change in cash and due from banks and interest-bearing deposits. Previously, cash flows from interest-bearing deposits was presented in Net cash used for investing activities. As a result of this revision, cash flows from interest-bearing deposits have been excluded from Net cash used for investing activities.

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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP. The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes, for the year ended December 31, 2018, included in our Form 10-K filed with the SEC.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full year or any future period.
Accounting Standards Adopted During 2019
Effective January 1, 2019, the following ASUs were adopted by the Company:
ASU No. 2018-16, Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.
The Update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the London Interbank Offered Rate swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate.
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
The Company adopted the Update during the first quarter of 2019 on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements. The Company has provided enhanced disclosures in Note 13: Derivative Financial Instruments as a result of adopting this Update.

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
Accounting Standards Issued But Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective:
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.
The Update amends guidance on credit losses, hedge accounting, and recognition and measurement of financial instruments. The changes provide clarifications and codification improvements in relation to recently issued accounting updates. The amendments to the guidance on credit losses are considered in the paragraphs below related to our adoption of ASU 2016-13, and will be adopted concurrently with those Updates. The clarifications and amendments to the guidance on hedge accounting and recognition and measurement of financial instruments will be effective for the Company on January 1, 2020. The Company does not expect these changes to have a material impact on its consolidated financial statements.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.
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
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plan - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.
The Update modifies the disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans.
The updated guidance will be effective for the Company on January 1, 2021. The Company does not expect this Update to have a material impact on its consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.
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
The change from an incurred loss method to an expected loss method represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a project lead and has empowered a steering committee comprised of members from different disciplines including Credit, Accounting, Finance, IT, and Treasury, as well as specific working groups to focus on key components of the development process. Through these working groups, the Company has begun to evaluate the effect that this Update, including the subsequent ASUs issued to clarify this Topic, will have on its financial statements and related disclosures. An implementation project plan has been created and is made up of targeted work streams focused on credit models, data management, treasury, and accounting. These work streams are collectively assessing required resources, use of existing and new models, and data availability. The new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company has contracted with system solution providers and is in the process of implementing the selected solutions. During 2019, the Company is focused on model validations as well as the development of processes and related controls. The Company will conduct a parallel run in the second half of 2019.
These Updates are effective for the Company on January 1, 2020. The adoption of these Updates is expected to increase the Company's allowance for loan and lease losses. The magnitude of the increase will depend on the composition, characteristics, and credit quality of our loan and securities portfolios as well as the economic conditions in effect at the adoption date.

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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, in the consolidated balance sheet. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the consolidated income statement. See Note 14: Fair Value Measurements for additional information.
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
At June 30, 2019 and December 31, 2018, the aggregate carrying value of the Company's tax credit-finance investments was $37.8 million and $29.1 million, respectively, which represents the Company's maximum exposure to loss. At June 30, 2019 and December 31, 2018, unfunded commitments have been recognized, totaling $15.0 million and $10.4 million, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheet.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt in the consolidated balance sheet, and the related interest expense is reported as interest expense on long-term debt in the consolidated income statement.
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
At June 30, 2019 and December 31, 2018, the aggregate carrying value of the Company's other investments in VIEs was $20.9 million and $17.6 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, was $35.5 million and $31.0 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
The Company's equity interests in Tax Credit-Finance Investments, Webster Statutory Trust, and Other Non-Marketable Investments are included in accrued interest receivable and other assets in the consolidated balance sheet. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K, for the year ended December 31, 2018.

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At June 30, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$9,997	$1	$—	$9,998	$7,549	$1	$—	$7,550
Agency CMO	213,307	2,209	(1,264)	214,252	238,968	412	(4,457)	234,923
Agency MBS	1,612,028	19,109	(11,665)	1,619,472	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	594,548	175	(16,022)	578,701	608,167	—	(41,930)	566,237
CMBS	428,492	599	(23)	429,068	447,897	645	(2,961)	445,581
CLO	96,727	106	(444)	96,389	114,641	94	(1,964)	112,771
Corporate debt	35,551	—	(4,774)	30,777	55,860	—	(5,281)	50,579
Available-for-sale	$2,990,650	$22,199	$(34,192)	$2,978,657	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$190,858	$1,089	$(1,406)	$190,541	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,736,676	33,098	(20,616)	2,749,158	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	768,076	3,988	(3,684)	768,380	667,500	53	(22,572)	644,981
Municipal bonds and notes	746,345	23,473	(651)	769,167	715,041	2,907	(18,285)	699,663
CMBS	194,752	2,549	(37)	197,264	216,943	405	(2,388)	214,960
Held-to-maturity	$4,636,707	$64,197	$(26,394)	$4,674,510	$4,325,420	$11,902	$(128,201)	$4,209,121

Other-Than-Temporary Impairment
The amount in the amortized cost columns in the table above includes other-than-temporary impairment (OTTI) related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company has taken measures to bring its CLO positions into conformance with these requirements.
The following table presents activity for OTTI:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$822	$1,364	$822	$1,364
Reduction for investment securities called	—	(261)	—	(261)
Ending balance	$822	$1,103	$822	$1,103

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

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$6	$—	$83,924	$(1,264)	11	$83,930	$(1,264)
Agency MBS	—	—	748,498	(11,665)	123	748,498	(11,665)
Agency CMBS	—	—	542,244	(16,022)	34	542,244	(16,022)
CMBS	45,740	(22)	17,000	(1)	10	62,740	(23)
CLO	18,380	(320)	24,875	(124)	2	43,255	(444)
Corporate debt	7,686	(862)	23,091	(3,912)	7	30,777	(4,774)
Available-for-sale in an unrealized loss position	$71,812	$(1,204)	$1,439,632	$(32,988)	187	$1,511,444	$(34,192)
Held-to-maturity:
Agency CMO	$210	$—	$84,453	$(1,406)	11	$84,663	$(1,406)
Agency MBS	—	—	1,268,211	(20,616)	166	1,268,211	(20,616)
Agency CMBS	—	—	536,755	(3,684)	44	536,755	(3,684)
Municipal bonds and notes	—	—	64,069	(651)	25	64,069	(651)
CMBS	3,350	(3)	22,386	(34)	5	25,736	(37)
Held-to-maturity in an unrealized loss position	$3,560	$(3)	$1,975,874	$(26,391)	251	$1,979,434	$(26,394)

	At December 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$15,524	$(72)	$180,641	$(4,385)	36	$196,165	$(4,457)
Agency MBS	321,678	(2,078)	975,084	(39,998)	184	1,296,762	(42,076)
Agency CMBS	—	—	566,237	(41,930)	37	566,237	(41,930)
CMBS	343,457	(2,937)	5,193	(24)	39	348,650	(2,961)
CLO	83,305	(1,695)	14,873	(269)	5	98,178	(1,964)
Corporate debt	35,990	(1,820)	14,589	(3,461)	8	50,579	(5,281)
Available-for-sale in an unrealized loss position	$799,954	$(8,602)	$1,756,617	$(90,067)	309	$2,556,571	$(98,669)
Held-to-maturity:
Agency CMO	$691	$(1)	$182,396	$(5,254)	25	$183,087	$(5,255)
Agency MBS	288,635	(1,916)	1,892,951	(77,785)	272	2,181,586	(79,701)
Agency CMBS	—	—	635,284	(22,572)	56	635,284	(22,572)
Municipal bonds and notes	68,351	(882)	414,776	(17,403)	223	483,127	(18,285)
CMBS	24,881	(270)	132,464	(2,118)	20	157,345	(2,388)
Held-to-maturity in an unrealized loss position	$382,558	$(3,069)	$3,257,871	$(125,132)	596	$3,640,429	$(128,201)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired as of June 30, 2019. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at June 30, 2019.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $1.3 million on the Company’s investment in Agency CMO securities issued by government agencies at June 30, 2019, compared to $4.5 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $11.7 million on the Company’s investment in Agency MBS securities issued by government agencies at June 30, 2019, compared to $42.1 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $16.0 million on the Company's investment in Agency Commercial Mortgage-Backed Securities (CMBS) issued by government agencies at June 30, 2019, compared to $41.9 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $23 thousand on the Company’s investment in CMBS at June 30, 2019, compared to $3.0 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while balances decreased for the portfolio of mainly floating rate CMBS at June 30, 2019 compared to December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $0.4 million on the Company’s investments in CLO at June 30, 2019 compared to $2.0 million unrealized losses at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal decreased from December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were unrealized losses of $4.8 million on the Company's corporate debt portfolio at June 30, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal balances decreased since December 31, 2018. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost. Contractual cash flows for the bonds continue to perform as expected.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $1.4 million on the Company’s investment in Agency CMO securities issued by government agencies at June 30, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $20.6 million on the Company’s investment Agency MBS securities issued by government agencies at June 30, 2019, compared to $79.7 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $3.7 million on the Company’s investment in Agency Commercial Mortgage-Backed Securities (CMBS) issued by government agencies at June 30, 2019, compared to $22.6 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $0.7 million on the Company’s investment in municipal bonds and notes at June 30, 2019, compared to $18.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $37 thousand on the Company’s investment in CMBS at June 30, 2019, compared to $2.4 million unrealized losses at December 31, 2018. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions while principal balances decreased since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three and six months ended June 30, 2019 and 2018.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At June 30, 2019
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,997	$9,998	$2,350	$2,357
Due after one year through five years	17,000	17,032	6,812	6,959
Due after five through ten years	308,645	308,548	112,156	115,431
Due after ten years	2,655,008	2,643,079	4,515,389	4,549,763
Total debt securities	$2,990,650	$2,978,657	$4,636,707	$4,674,510

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At June 30, 2019, the Company had a carrying value of $1.2 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may change due to calls and prepayments.
Investment securities with a carrying value totaling $2.3 billion at June 30, 2019 and $2.2 billion December 31, 2018 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2019	At December 31, 2018
Residential	$4,718,704	$4,416,637
Consumer	2,301,291	2,396,704
Commercial	6,519,953	6,216,606
Commercial Real Estate	5,224,382	4,927,145
Equipment Financing	505,553	508,397
Loans and leases (1) (2)	$19,269,883	$18,465,489

(1)	Includes net deferred fees and net premiums/discounts of $8.2 million and $13.9 million at June 30, 2019 and December 31, 2018, respectively.

(2)
At June 30, 2019 the Company had pledged $6.8 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.

The equipment financing portfolio includes net investment in leases of $164.0 million at June 30, 2019. Total undiscounted cash flows to be received from the Company's net investment in leases are $178.5 million at June 30, 2019 and are primarily due within the next five years. The Company's lessor portfolio has recognized interest income of $1.5 million and $2.9 million for the three and six months ended June 30, 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At June 30, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$6,922	$3,955	$—	$48,228	$59,105	$4,659,599	$4,718,704
Consumer:
Home equity	7,451	2,574	—	31,870	41,895	2,035,234	2,077,129
Other consumer	2,776	1,180	—	1,190	5,146	219,016	224,162
Commercial:
Commercial non-mortgage	1,300	688	410	52,452	54,850	5,387,985	5,442,835
Asset-based	—	—	—	184	184	1,076,934	1,077,118
Commercial real estate:
Commercial real estate	1,189	125	—	10,428	11,742	4,957,572	4,969,314
Commercial construction	1,355	—	—	—	1,355	253,713	255,068
Equipment financing	2,241	219	—	3,949	6,409	499,144	505,553
Total	$23,234	$8,741	$410	$148,301	$180,686	$19,089,197	$19,269,883

	At December 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Residential	$8,513	$4,301	$—	$49,188	$62,002	$4,354,635	$4,416,637
Consumer:
Home equity	9,250	5,385	—	33,495	48,130	2,121,049	2,169,179
Other consumer	1,774	957	—	1,494	4,225	223,300	227,525
Commercial:
Commercial non-mortgage	1,011	702	104	55,810	57,627	5,189,808	5,247,435
Asset-based	—	—	—	224	224	968,947	969,171
Commercial real estate:
Commercial real estate	1,275	245	—	8,242	9,762	4,698,552	4,708,314
Commercial construction	—	—	—	—	—	218,831	218,831
Equipment financing	510	405	—	6,314	7,229	501,168	508,397
Total	$22,333	$11,995	$104	$154,767	$189,199	$18,276,290	$18,465,489

Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $3.4 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $6.1 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively.
Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the three months ended June 30, 2019
	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$20,413	$26,919	$100,174	$58,893	$4,990	$211,389
Provision (benefit) charged to expense	2,667	1,313	3,391	4,615	(86)	11,900
Charge-offs	(2,154)	(4,098)	(5,218)	(2,473)	(439)	(14,382)
Recoveries	295	1,972	453	33	11	2,764
Balance, end of period	$21,221	$26,106	$98,800	$61,068	$4,476	$211,671

	At or for the three months ended June 30, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$18,777	$34,239	$95,573	$51,436	$5,324	$205,349
Provision (benefit) charged to expense	659	813	4,490	4,428	110	10,500
Charge-offs	(754)	(4,907)	(5,632)	(40)	(65)	(11,398)
Recoveries	325	1,614	909	9	14	2,871
Balance, end of period	$19,007	$31,759	$95,340	$55,833	$5,383	$207,322

	At or for the six months ended June 30, 2019
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,599	$28,681	$98,793	$60,151	$5,129	$212,353
Provision (benefit) charged to expense	3,554	1,036	11,618	4,324	(32)	20,500
Charge-offs	(2,405)	(8,071)	(12,851)	(3,446)	(643)	(27,416)
Recoveries	473	4,460	1,240	39	22	6,234
Balance, end of period	$21,221	$26,106	$98,800	$61,068	$4,476	$211,671
Individually evaluated for impairment	$3,969	$1,292	$8,696	$656	$168	$14,781
Collectively evaluated for impairment	$17,252	$24,814	$90,104	$60,412	$4,308	$196,890

Loan and lease balances:
Individually evaluated for impairment	$100,168	$37,332	$97,919	$13,879	$3,949	$253,247
Collectively evaluated for impairment	4,618,536	2,263,959	6,422,034	5,210,503	501,604	19,016,636
Loans and leases	$4,718,704	$2,301,291	$6,519,953	$5,224,382	$505,553	$19,269,883

	At or for the six months ended June 30, 2018
(In thousands)	Residential	Consumer	Commercial	Commercial Real Estate	Equipment Financing	Total
ALLL:
Balance, beginning of period	$19,058	$36,190	$89,533	$49,407	$5,806	$199,994
Provision (benefit) charged to expense	909	2,493	11,910	6,532	(344)	21,500
Charge-offs	(1,671)	(9,981)	(7,129)	(117)	(110)	(19,008)
Recoveries	711	3,057	1,026	11	31	4,836
Balance, end of period	$19,007	$31,759	$95,340	$55,833	$5,383	$207,322
Individually evaluated for impairment	$4,330	$1,498	$6,007	$2,061	$18	$13,914
Collectively evaluated for impairment	$14,677	$30,261	$89,333	$53,772	$5,365	$193,408

Loan and lease balances:
Individually evaluated for impairment	$109,636	$41,636	$87,071	$12,677	$6,185	$257,205
Collectively evaluated for impairment	4,345,944	2,444,059	5,894,485	4,567,523	516,780	17,768,791
Loans and leases	$4,455,580	$2,485,695	$5,981,556	$4,580,200	$522,965	$18,025,996

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At June 30, 2019
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$109,366	$100,168	$64,494	$35,674	$3,969
Consumer - home equity	40,761	37,332	29,295	8,037	1,292
Commercial non-mortgage	127,092	97,735	61,199	36,536	8,691
Asset-based	510	184	—	184	5
Commercial real estate	19,734	13,879	6,920	6,959	656
Equipment financing	3,949	3,949	771	3,178	168
Total	$301,412	$253,247	$162,679	$90,568	$14,781

	At December 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Residential	$113,575	$103,531	$64,899	$38,632	$4,286
Consumer - home equity	44,654	39,144	30,576	8,568	1,383
Commercial non-mortgage	120,165	99,287	65,724	33,563	7,818
Asset-based	550	225	—	225	6
Commercial real estate	13,355	10,828	2,125	8,703	1,661
Equipment financing	6,368	6,315	2,946	3,369	196
Total	$298,667	$259,330	$166,270	$93,060	$15,350

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2019			2018			2019			2018
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Residential	$101,245	$912	$282	$110,787	$948	$265	$101,850	$1,820	$546	$111,965	$1,929	$518
Consumer - home equity	38,092	287	241	42,112	290	250	38,238	556	521	43,536	584	500
Commercial non-mortgage	106,753	844	—	80,475	871	—	98,511	1,764	—	78,896	1,410	—
Asset based	201	—	—	1,347	—	—	204	—	—	875	—	—
Commercial real estate	13,070	61	—	11,802	38	—	12,354	134	—	11,951	134	—
Equipment financing	4,451	—	—	6,320	35	—	5,132	—	—	4,755	71	—
Total	$263,812	$2,104	$523	$252,843	$2,182	$515	$256,289	$4,274	$1,067	$251,978	$4,128	$1,018

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the probability of default (PD) and the loss given default (LGD). The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of default. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At June 30, 2019	At December 31, 2018	At June 30, 2019	At December 31, 2018	At June 30, 2019	At December 31, 2018
(1) - (6) Pass	$6,124,187	$5,781,138	$5,047,238	$4,773,298	$495,381	$494,585
(7) Special Mention	168,290	206,351	95,528	75,338	2,560	1,303
(8) Substandard	220,758	222,405	81,616	78,509	7,612	12,509
(9) Doubtful	6,718	6,712	—	—	—	—
Total	$6,519,953	$6,216,606	$5,224,382	$4,927,145	$505,553	$508,397

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
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Accrual status	$136,081	$138,479
Non-accrual status	106,986	91,935
Total recorded investment of TDRs	$243,067	$230,414

Specific reserves for TDRs included in the balance of ALLL	$14,368	$11,930
Additional funds committed to borrowers in TDR status	6,160	3,893

For the portion of TDRs deemed to be uncollectible, Webster charged off $4.2 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively, and $5.6 million, and $5.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Residential
Extended Maturity	3	$421	—	$—	4	$940	—	$—
Maturity/Rate Combined	8	1,397	3	276	13	1,848	3	276
Other (2)	2	281	8	1,685	4	542	13	2,442
Consumer - home equity
Extended Maturity	2	225	—	—	4	370	2	193
Maturity/Rate Combined	2	110	1	335	2	110	3	448
Other (2)	6	466	14	915	19	1,220	25	1,693
Commercial non - mortgage
Extended Maturity	4	69	—	—	6	193	3	85
Adjusted Interest Rate	1	100	—	—	1	100	—	—
Maturity/Rate Combined	2	46	2	51	3	71	2	51
Other (2)	4	12,029	7	24,059	19	34,056	9	28,743
Commercial real estate
Extended Maturity	—	—	1	52	—	—	2	97
Adjusted Interest rates	—	—	1	245	—	—	1	245
Maturity/Rate Combined	—	—	1	5,111	—	—	1	5,111
Other (2)	—	—	—	—	2	2,636	—	—
Total TDRs	34	$15,144	38	$32,729	77	$42,086	64	$39,384

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended June 30, 2019 and 2018.

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2019	At December 31, 2018
(1) - (6) Pass	$19,295	$13,165
(7) Special Mention	72	84
(8) Substandard	79,482	67,880
(9) Doubtful	6,718	6,610
Total	$105,567	$87,739

Note 5: Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, any gain or loss from initial measurement on loans held for sale, and the gain or loss on loans sold are included as mortgage banking activities in the consolidated income statement.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects loan repurchase requests received by the Company for which management evaluates the identity of the counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from loan repurchase requests for which the Company has not yet been notified, as the performance of loans sold and the quality of the servicing provided by the acquirer also may impact potential future requests. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the consolidated income statement.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$676	$664	$674	$872
Provision (benefit) charged to expense	1,813	13	1,820	(190)
Repurchased loans and settlements charged off	(1,805)	(3)	(1,810)	(8)
Ending balance	$684	$674	$684	$674

The increase to the provision and corresponding charge-off during the three and six months ended June 30, 2019 was related to a discrete legal settlement in connection with previously sold loans.
The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Residential mortgage loans held for sale:
Proceeds from sale	$42,851	$45,257	$63,464	$90,063
Loans sold with servicing rights retained	39,465	39,822	56,813	79,726

Net gain on sale	700	598	858	1,681
Ancillary fees	320	402	581	812
Fair value option adjustment	(88)	235	257	(114)

Additionally, certain loans not originated for sale were sold at approximately carrying value, consisting of residential loans for cash proceeds of $4.0 million and commercial loans for cash proceeds of $16.1 million resulting in a gain of approximately $615 thousand for the six months ended June 30, 2019, and commercial loans for cash proceeds of $34 thousand for the six months ended June 30, 2018.
The Company services residential mortgage loans totaling $2.4 billion at June 30, 2019 and $2.5 billion at December 31, 2018.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$19,785	$24,403	$21,215	$25,139
Additions	791	1,038	1,253	2,450
Amortization	(1,864)	(2,100)	(3,756)	(4,248)
Ending balance	$18,712	$23,341	$18,712	$23,341

Mortgage servicing assets are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, and are included as a component of loan related fees in the consolidated income statement. See Note 14: Fair Value Measurements for additional fair value information on mortgage servicing assets and loans held for sale.

Note 6: Goodwill and Other Intangible Assets
Goodwill and other intangible assets by reportable segment consisted of the following:

	At June 30, 2019			At December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Community Banking			$516,560			$516,560
HSA Bank			21,813			21,813
Total goodwill			$538,373			$538,373

Other intangible assets:
HSA Bank - Core deposits	$22,000	$(11,957)	$10,043	$22,000	$(10,842)	$11,158
HSA Bank - Customer relationships	21,000	(7,202)	13,798	21,000	(6,394)	14,606
Total other intangible assets	$43,000	$(19,159)	$23,841	$43,000	$(17,236)	$25,764

As of June 30, 2019, the remaining estimated aggregate future amortization expense for intangible assets is as follows:

(In thousands)
Remainder of 2019	$1,923
2020	3,847
2021	3,847
2022	3,847
2023	3,847
Thereafter	6,530

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2019	At December 31, 2018
Non-interest-bearing:
Demand	$4,174,806	$4,162,446
Interest-bearing:
Health savings accounts	6,212,372	5,740,601
Checking	2,636,109	2,518,472
Money market	2,073,006	2,100,084
Savings	4,169,492	4,140,696
Time deposits	3,332,993	3,196,546
Total interest-bearing	$18,423,972	$17,696,399
Total deposits	$22,598,778	$21,858,845

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$700,315	$869,003
Time deposits, included in above balance, that exceed the FDIC limit	701,839	555,949
Deposit overdrafts reclassified as loan balances	1,114	2,245

The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2019
Remainder of 2019	$1,967,980
2020	961,586
2021	300,299
2022	65,878
2023	29,139
Thereafter	8,111
Total time deposits	$3,332,993

Note 8: Borrowings
Total borrowings of $2.9 billion at June 30, 2019 and $2.6 billion at December 31, 2018 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2019		At December 31, 2018
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$216,620	0.46%	$236,874	0.35%
Original maturity of greater than one year, non-callable	100,000	1.86	—	—
Total securities sold under agreements to repurchase	316,620	0.90	236,874	0.35
Fed funds purchased	640,300	2.43	345,000	2.52
Securities sold under agreements to repurchase and other borrowings	$956,920	1.92	$581,874	1.64

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
The following table provides information for FHLB advances:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,078,026	2.37%	$1,403,026	2.55%
After 1 but within 2 years	190,000	1.71	215,000	1.73
After 2 but within 3 years	150,000	3.52	200,000	3.16
After 3 but within 4 years	140	—	150	—
After 4 but within 5 years	236	2.95	242	2.95
After 5 years	8,254	2.65	8,390	2.65
FHLB advances and overall rate	$1,426,656	2.40	$1,826,808	2.52

Aggregate carrying value of assets pledged as collateral	$6,379,552		$6,689,761
Remaining borrowing capacity	2,633,480		2,568,664

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2019	At December 31, 2018
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	315,812	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		543,132	227,320
Discount on senior fixed-rate notes		(1,521)	(608)
Debt issuance cost on senior fixed-rate notes		(3,232)	(691)
Long-term debt		$538,379	$226,021

(1)
In March 2019, the Company completed a $300.0 million senior fixed-rate notes issuance. The fixed interest rate has been designated in a fair value hedging relationship and swapped to a weighted-average variable rate of 4.01% at June 30, 2019. The $15.8 million basis adjustment included in the carrying value reflects the changes in the benchmark rate.

(2)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 5.36% at June 30, 2019 and 5.74% at December 31, 2018.

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
During 2019, the Company began recognizing operating leases on its consolidated balance sheet by recording a lease liability representing the Company’s legal obligation to make lease payments, and a ROU asset representing its legal right to use the leased office space, banking centers and certain other assets.
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At June 30, 2019
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$158,270	Premises and equipment, net
Lease liabilities	178,724	Accrued expenses and other liabilities

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
The components of operating lease cost and other related information are as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
(In thousands)
Lease Cost:
Operating lease costs	$7,487	$14,872
Variable lease costs	1,068	2,321
Sublease income	(155)	(295)
Total operating lease cost	$8,400	$16,898
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,738	$15,411
Right-of-use assets obtained in exchange for new operating lease liabilities	6,296	12,934

Weighted-average remaining lease term, in years - operating leases at June 30, 2019		8.2
Weighted-average discount rate - operating leases at June 30, 2019		3.44%

The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At June 30, 2019
Remainder of 2019	$13,436
2020	31,178
2021	29,578
2022	25,857
2023	22,812
Thereafter	86,089
Total operating lease liability payments	208,950
Less: Present value adjustment	30,226
Lease liabilities	$178,724

See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 10: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss, net of tax (AOCL) by component:

	Three months ended June 30, 2019				Six months ended June 30, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(43,815)	$(9,117)	$(48,909)	$(101,841)	$(71,374)	$(9,313)	$(49,965)	$(130,652)
OCI (OCL) before reclassifications	34,409	(870)	—	33,539	61,968	(1,709)	—	60,259
Amounts reclassified from AOCL	—	1,056	1,056	2,112	—	2,091	2,112	4,203
Net current-period OCI	34,409	186	1,056	35,651	61,968	382	2,112	64,462
Ending balance	$(9,406)	$(8,931)	$(47,853)	$(66,190)	$(9,406)	$(8,931)	$(47,853)	$(66,190)

	Three months ended June 30, 2018				Six months ended June 30, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(55,371)	$(12,494)	$(47,614)	$(115,479)	$(27,947)	$(15,016)	$(48,568)	$(91,531)
(OCL)/OCI before reclassifications	(9,246)	294	—	(8,952)	(36,670)	1,423	—	(35,247)
Amounts reclassified from AOCL	—	1,386	1,109	2,495	—	2,779	2,063	4,842
Net current-period (OCL)/OCI	(9,246)	1,680	1,109	(6,457)	(36,670)	4,202	2,063	(30,405)
Ending balance	$(64,617)	$(10,814)	$(46,505)	$(121,936)	$(64,617)	$(10,814)	$(46,505)	$(121,936)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2019	2018	2019	2018

Derivative instruments:
Cash flow hedges	$(1,408)	$(1,861)	$(2,799)	$(3,732)	Interest expense
Cash flow hedges	(12)	—	(12)	—	Interest income
Tax benefit	364	475	720	953	Income tax expense
Net of tax	$(1,056)	$(1,386)	$(2,091)	$(2,779)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,429)	$(1,493)	$(2,859)	$(2,778)	(1)
Tax benefit	373	384	747	715	Income tax expense
Net of tax	$(1,056)	$(1,109)	$(2,112)	$(2,063)

(1) These AOCL components are included in the computation of net periodic benefit cost, see Note 15: Retirement Benefit Plans for further details.

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,401,959	11.41%	$947,715	4.5%	$1,368,922	6.5%
Total risk-based capital	2,838,524	13.48	1,684,827	8.0	2,106,034	10.0
Tier 1 risk-based capital	2,546,996	12.09	1,263,620	6.0	1,684,827	8.0
Tier 1 leverage capital	2,546,996	9.09	1,120,243	4.0	1,400,303	5.0
Webster Bank
CET1 risk-based capital	$2,574,538	12.23%	$947,077	4.5%	$1,368,000	6.5%
Total risk-based capital	2,788,746	13.25	1,683,692	8.0	2,104,615	10.0
Tier 1 risk-based capital	2,574,538	12.23	1,262,769	6.0	1,683,692	8.0
Tier 1 leverage capital	2,574,538	9.20	1,119,896	4.0	1,399,871	5.0

	At December 31, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,284,978	11.44%	$898,972	4.5%	$1,298,514	6.5%
Total risk-based capital	2,722,194	13.63	1,598,172	8.0	1,997,715	10.0
Tier 1 risk-based capital	2,430,015	12.16	1,198,629	6.0	1,598,172	8.0
Tier 1 leverage capital	2,430,015	9.02	1,077,303	4.0	1,346,628	5.0
Webster Bank
CET1 risk-based capital	$2,170,566	10.87%	$898,317	4.5%	$1,297,569	6.5%
Total risk-based capital	2,385,425	11.95	1,597,008	8.0	1,996,260	10.0
Tier 1 risk-based capital	2,170,566	10.87	1,197,756	6.0	1,597,008	8.0
Tier 1 leverage capital	2,170,566	8.06	1,076,712	4.0	1,345,889	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Federal and state banking regulations limit the amount of dividends that may be paid by Webster Bank, without the express approval of the OCC, to its retained net profits, defined by the OCC as net income less dividends declared during the period, for the preceding two years plus retained net profits up to the date of any dividend declaration. In addition, the effect of any dividend declaration must not cause the regulatory capital of Webster Bank to fall below specified minimum levels and, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $110 million during the six months ended June 30, 2019 compared to $150 million during the six months ended June 30, 2018.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. Pursuant to this requirement, it held $104.0 million at June 30, 2019 and $81.2 million at December 31, 2018. These restricted cash amounts are included in cash and due from banks, in the consolidated balance sheet.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Earnings for basic and diluted earnings per common share:
Net income	$98,649	$81,682	$198,385	$161,907
Less: Preferred stock dividends	1,969	1,969	3,938	3,916
Net income available to common shareholders	96,680	79,713	194,447	157,991
Less: Earnings applicable to participating restricted stock	487	224	964	418
Earnings applicable to common shareholders	$96,193	$79,489	$193,483	$157,573

Shares:
Weighted-average common shares outstanding - basic	91,534	91,893	91,550	91,913
Effect of dilutive securities	321	280	348	323
Weighted-average common shares outstanding - diluted	91,855	92,173	91,898	92,236

Earnings per common share:
Basic	$1.05	$0.87	$2.11	$1.71
Diluted	1.05	0.86	2.11	1.71

Dilutive Securities
The Company maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. The effect of dilutive securities for the periods presented is primarily the result of outstanding stock options, as well as non-participating restricted stock.
Potential common shares from non-participating restricted stock, of 87 thousand and 53 thousand for the three months ended June 30, 2019 and 2018, respectively, and 59 thousand and 61 thousand for the six months ended June 30, 2019 and 2018, respectively, are excluded from the effect of dilutive securities because under application of the treasury stock method they would have been anti-dilutive.

Note 13: Derivative Financial Instruments
Risk Management Objective of Using Derivatives
Webster manages economic risks, such as interest rate, liquidity, and credit risks by managing the amount, sources, and duration of its debt funding in conjunction with the use of interest rate derivative financial instruments. Webster enters into interest rate derivatives to mitigate the exposure related to business activities that result in the future receipt or payment of, both known and uncertain, cash amounts that are impacted by interest rates. The primary objective for using interest rate derivatives is to add stability to interest expense by managing exposure to interest rate movements. To accomplish this objective, Webster uses interest rate swaps and interest rate caps or floors as part of its interest rate risk management strategy.
Interest rate swaps and interest rate caps and floors designated as cash flow hedges are designed to manage the risk associated with a forecasted event or an uncertain variable-rate cash flow. Forward-settle interest rate swaps protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on forecasted debt issuances. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for payment of an up-front premium, while interest rate floors designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for payment of an up-front premium.
Cash flow hedges are used to regulate the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheet at fair value. Changes in fair value of the derivatives which are designated as cash flow hedges, and that qualify for hedge accounting, are recorded to AOCL and are reclassified into earnings in the subsequent periods that the hedged forecasted transaction affects earnings.
Fair value hedges are used for certain fixed-rate obligations which can be exposed to a change in fair value attributable to changes in benchmark interest rates. An interest rate swap which involves the receipt of fixed-rate amounts from a counterparty in exchange for Webster making variable-rate payments over the life of the agreement, without the exchange of the underlying notional amount, is typically utilized. For a qualifying derivative designated as a fair value hedge, the gain or loss on the derivative, as well as the gain or loss on the risk hedged, is recognized in interest expense in the consolidated income statement.
Additionally, in order to address certain other risk management matters, the Company also utilizes derivative instruments that do not qualify for hedge accounting. These derivative instruments, which are recorded on the consolidated balance sheet at fair value, with changes in fair value recognized each period as other non-interest income in the consolidated income statement, are described in the following paragraphs.
Interest rate derivative contracts are sold to commercial and other customers who wish to modify loan interest rate sensitivity. These contracts are offset with dealer counterparty transactions structured with matching terms, which results in minimal impact on earnings, except for fee income earned in such transactions. All contracts eligible for clearing are cleared through Chicago Mercantile Exchange (CME). In accordance with its amended rulebook, CME legally characterizes variation margin payments made to and received from CME as settlement of derivatives rather than as collateral against derivatives.
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

The following table presents the notional amounts and fair value of derivative positions:

	At June 30, 2019				At December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	$825,000	$4,515	$—	$—	$325,000	$3,050	$—	$—
Not designated as hedging instruments:
Positions subject to a master netting agreement (1)
Interest rate derivatives (2)	1,398,175	1,578	2,905,312	9,617	2,767,518	6,570	1,276,109	2,012
Mortgage banking derivatives (3)	42,284	374	46,073	399	13,599	226	17,000	293
Other	13,124	111	53,318	599	11,952	308	43,097	553
Positions not subject to a master netting agreement
Interest rate derivatives	3,084,348	135,374	1,218,947	3,250	1,668,012	35,635	2,367,876	36,017
RPAs	64,382	88	101,565	137	64,974	39	96,296	81
Other	6,550	393	709	43	8,506	450	1,208	54
Total not designated as hedging instruments	4,608,863	137,918	4,325,924	14,045	4,534,561	43,228	3,801,586	39,010
Gross derivative instruments, before netting	$5,433,863	142,433	$4,325,924	14,045	$4,859,561	46,278	$3,801,586	39,010
Less: Legally enforceable master netting agreements		2,367		2,367		2,495		2,495
Less: Cash collateral posted/received		1,505		5,304		4,936		—
Total derivative instruments, after netting (4)		$138,561		$6,374		$38,847		$36,515

(1)
The Company has elected to report derivative positions subject to a legally enforceable master netting agreement on a net basis, net of cash collateral. Refer to the Offsetting Derivatives section of this footnote for additional information.

(2)
Balances related to CME are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include $0.9 billion and $1.9 billion for asset derivatives and $2.6 billion and $1.1 billion for liability derivatives at June 30, 2019 and December 31, 2018, respectively. The related fair values approximate zero.

(3)	Notional amounts include mandatory forward commitments of $45.0 million, while notional amounts do not include approved floating rate commitments of $12.3 million, at June 30, 2019.

(4)
Fair value of assets are included in accrued interest receivable and other assets, while, fair value of liabilities are included in accrued expenses and other liabilities, in the consolidated balance sheet.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item, and the effect on the income statement for derivatives designated as cash flow hedges:

		Three months ended June 30,		Six months ended June 30,
(In thousands)	Recognized In	2019	2018	2019	2018
Fair value hedges:
Recognized on derivatives	Interest expense	$14,184	$—	$15,812	$—
Recognized on hedged items	Interest expense	(14,184)	—	(15,812)	—
Net recognized on fair value hedges		$—	$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Interest expense	$980	$1,668	$1,933	$3,491
Interest rate derivatives	Interest income	12	—	12	—
Net recognized on cash flow hedges		$992	$1,668	$1,945	$3,491
Additional information related to fair value hedges:

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
	At June 30,		At June 30,
(In thousands)	2019	2018	2019	2018
Long-term debt	$315,812	$—	$15,812	$—

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

		Three months ended June 30,		Six months ended June 30,
(In thousands)	Recognized In	2019	2018	2019	2018
Interest rate derivatives	Other non-interest income	$4,071	$1,958	$5,122	$5,749
Mortgage banking derivatives	Mortgage banking activities	157	(134)	(251)	(69)
Other	Other non-interest income	(591)	2,024	(76)	1,434
Total not designated as hedging instruments		$3,637	$3,848	$4,795	$7,114

Amounts for the change in the fair value of derivatives qualifying for cash flow hedge accounting treatment are recorded to AOCL and reclassified to interest expense as interest payments are made on Webster's variable-rate debt. Over the next twelve months, an estimated $1.9 million will be reclassified from AOCL as a reduction to interest expense. Amounts for gains and losses related to hedge terminations are also recorded to AOCL and subsequently amortized into interest expense over the respective terms of the hedged debt instruments. Over the next twelve months, an estimated $3.2 million will be reclassified from AOCL as an increase to interest expense. At June 30, 2019, the remaining unamortized loss on the termination of cash flow hedges is $6.7 million and the maximum length of time over which forecasted transactions are hedged is 9.5 years.
Additional information about cash flow hedge activity impacting AOCL, and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Offsetting Derivatives
Non-cleared derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral. Cash collateral received, in the amount of $1.5 million, is included in cash and due from banks and is considered restricted in nature. Net gain positions are recorded as assets and are included in accrued interest receivable and other assets, while, net loss positions are recorded as liabilities and are included in accrued expenses and other liabilities, in the consolidated balance sheet.
The following table presents the transition from a gross basis to net basis, due to the application of counterparty netting agreements:

	At June 30, 2019				At December 31, 2018
(In thousands)	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount	Gross Amount	Relationship Offset	Cash Collateral Offset	Net Amount
Derivative instrument gains:
Hedge accounting	$4,515	$970	$1,505	$2,040	$3,050	$88	$567	$2,395
Non-hedge accounting	2,063	1,397	—	666	6,878	2,407	4,369	102
Total assets	$6,578	$2,367	$1,505	$2,706	$9,928	$2,495	$4,936	$2,497

Derivative instrument losses:
Hedge accounting	$—	$—	$—	$—	$—	$—	$—	$—
Non-hedge accounting	10,615	2,367	5,304	2,944	2,566	2,495	—	71
Total liabilities	$10,615	$2,367	$5,304	$2,944	$2,566	$2,495	$—	$71

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
The Company had approximately $119.5 million in net margin collateral posted with financial counterparties or the derivative clearing organization at June 30, 2019, which is primarily comprised of $40.4 million in initial margin posted at CME and $74.8 million in CME variation margin posted.
The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. The net current credit exposure relating to interest rate derivatives with Webster Bank customers was $135.4 million at June 30, 2019. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $35.6 million at June 30, 2019.

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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has an established process to challenge their valuations, or methodologies, that appear unusual or unexpected. Available-for-Sale investment securities which include Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt, are classified within Level 2 of the fair value hierarchy.
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
The following table presents the fair value, unpaid principal balance, and accrual status, of assets accounted for under the fair value option:

	At June 30, 2019			At December 31, 2018
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$19,249	$19,017	$232	$7,908	$8,227	$(319)
Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets.
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.7 million at June 30, 2019.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. The Company classifies alternative investments with a readily determinable fair value within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At June 30, 2019, these alternative investments had a remaining unfunded commitment of $5.2 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$9,998	$—	$—	$—	$9,998
Agency CMO	—	214,252	—	—	214,252
Agency MBS	—	1,619,472	—	—	1,619,472
Agency CMBS	—	578,701	—	—	578,701
CMBS	—	429,068	—	—	429,068
CLO	—	96,389	—	—	96,389
Corporate debt	—	30,777	—	—	30,777
Total available-for-sale investment securities	9,998	2,968,659	—	—	2,978,657
Gross derivative instruments, before netting (1)	504	141,929	—	—	142,433
Originated loans held for sale	—	19,249	—	—	19,249
Investments held in Rabbi Trust	4,649	—	—	—	4,649
Alternative investments	—	—	—	2,990	2,990
Total financial assets held at fair value	$15,151	$3,129,837	$—	$2,990	$3,147,978
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$620	$13,425	$—	$—	$14,045

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,550	$—	$—	$—	$7,550
Agency CMO	—	234,923	—	—	234,923
Agency MBS	—	1,481,089	—	—	1,481,089
Agency CMBS	—	566,237	—	—	566,237
CMBS	—	445,581	—	—	445,581
CLO	—	112,771	—	—	112,771
Corporate debt	—	50,579	—	—	50,579
Total available-for-sale investment securities	7,550	2,891,180	—	—	2,898,730
Gross derivative instruments, before netting (1)	758	45,520	—	—	46,278
Originated loans held for sale	—	7,908	—	—	7,908
Investments held in Rabbi Trust	4,307	—	—	—	4,307
Alternative investments	—	—	—	2,563	2,563
Total financial assets held at fair value	$12,615	$2,944,608	$—	$2,563	$2,959,786
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$38,422	$—	$—	$39,010

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At June 30, 2019, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $6.8 million at June 30, 2019. No reduction for impairments, or adjustments due to observable price changes, was identified during the six months ended June 30, 2019.
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
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $5.2 million at June 30, 2019. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when they are recorded at below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has an established process to challenge their valuations, or methodologies, that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, and municipal bonds and notes, are classified within Level 2 of the fair value hierarchy.
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

Securities Sold Under Agreements to Repurchase and Other Borrowings. The fair value of securities sold under agreements to repurchase and other borrowings that mature within 90 days is the carrying value. Fair value for all other balances are estimated using discounted cash flow analysis based on current market rates adjusted for associated credit risks, as appropriate. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flow and are adjusted, as appropriate, to reflect credit risk. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are accounted for at cost and subsequently measured under the amortization method. Mortgage servicing assets are subject to impairment testing and considered to be recognized at fair value when they are recorded at below cost. Amortization and impairment charges, if any, are included as a component of other non-interest income in the consolidated income statement. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At June 30, 2019		At December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$4,636,707	$4,674,510	$4,325,420	$4,209,121
Level 3
Loans and leases, net	19,058,212	19,184,264	18,253,136	18,155,798
Mortgage servicing assets	18,712	36,572	21,215	45,478
Liabilities:
Level 2
Deposit liabilities	$19,265,785	$19,265,785	$18,662,299	$18,662,299
Time deposits	3,332,993	3,334,113	3,196,546	3,175,948
Securities sold under agreements to repurchase and other borrowings	956,920	954,844	581,874	581,874
FHLB advances	1,426,656	1,429,684	1,826,808	1,826,381
Long-term debt (1)	538,379	553,287	226,021	229,306

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8: Borrowings.

Note 15: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended June 30,
	2019			2018
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,977	$16	$21	$1,935	$(21)	$19
Expected return on plan assets	(2,815)	—	—	(3,180)	—	—
Recognized net loss	1,430	3	(4)	1,160	333	—
Net periodic benefit cost	$592	$19	$17	$(85)	$312	$19

	Six months ended June 30,
	2019			2018
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$3,955	$32	$42	$3,720	$166	$39
Expected return on plan assets	(5,630)	—	—	(6,360)	—	—
Recognized net loss	2,860	7	(8)	2,320	458	—
Net periodic benefit cost	$1,185	$39	$34	$(320)	$624	$39

The components of net periodic benefit cost, other than the service cost component, are included as a component of other expense reflected in non-interest expense in the consolidated income statement.

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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called Funds Transfer Pricing (FTP). The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is overseen by the Company's Asset/Liability Committee (ALCO).
Webster allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. During the three months ended June 30, 2019, Webster refined and improved the precision of this allocation approach. Prior period provision for loan and lease losses amounts were revised accordingly. Allowance for loan and lease losses are included within the Corporate and Reconciling category’s total assets.
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At June 30, 2019	$11,061,635	$82,232	$9,059,657	$8,738,519	$28,942,043
At December 31, 2018	10,477,050	70,826	8,727,335	8,335,104	27,610,315

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$92,171	$42,626	$102,699	$4,291	$241,787
Provision for loan and lease losses	7,741	—	4,159	—	11,900
Net interest income (expense) after provision for loan and lease losses	84,430	42,626	98,540	4,291	229,887
Non-interest income	14,645	24,979	27,675	8,554	75,853
Non-interest expense	46,196	34,253	96,166	4,025	180,640
Income before income tax expense	52,879	33,352	30,049	8,820	125,100
Income tax expense (benefit)	13,008	8,672	5,980	(1,209)	26,451
Net income	$39,871	$24,680	$24,069	$10,029	$98,649

	Three months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$88,459	$35,265	$101,902	$(616)	$225,010
Provision (benefit) for loan and lease losses	8,630	—	1,870	—	10,500
Net interest income (expense) after provision for loan and lease losses	79,829	35,265	100,032	(616)	214,510
Non-interest income	15,041	22,882	26,378	4,073	68,374
Non-interest expense	42,979	31,220	95,197	11,063	180,459
Income (loss) before income tax expense	51,891	26,927	31,213	(7,606)	102,425
Income tax expense (benefit)	12,765	7,001	6,211	(5,234)	20,743
Net income (loss)	$39,126	$19,926	$25,002	$(2,372)	$81,682

	Six months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$182,681	$84,367	$204,059	$12,231	$483,338
Provision for loan and lease losses	13,982	—	6,518	—	20,500
Net interest income (expense) after provision for loan and lease losses	168,699	84,367	197,541	12,231	462,838
Non-interest income	28,656	50,556	53,057	12,196	144,465
Non-interest expense	90,814	67,775	191,241	6,496	356,326
Income before income tax expense	106,541	67,148	59,357	17,931	250,977
Income tax expense (benefit)	26,209	17,459	11,812	(2,888)	52,592
Net income	$80,332	$49,689	$47,545	$20,819	$198,385

	Six months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$173,110	$68,189	$200,830	$(2,951)	$439,178
Provision for loan and lease losses	15,477	—	6,023	—	21,500
Net interest income (expense) after provision for loan and lease losses	157,633	68,189	194,807	(2,951)	417,678
Non-interest income	30,357	45,551	51,573	9,640	137,121
Non-interest expense	84,224	62,735	192,026	13,089	352,074
Income (loss) before income tax expense	103,766	51,005	54,354	(6,400)	202,725
Income tax expense (benefit)	25,527	13,261	10,816	(8,786)	40,818
Net income	$78,239	$37,744	$43,538	$2,386	$161,907

Note 17: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Three months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$3,085	$23,704	$16,289	$40	$43,118
Wealth and investment services	2,542	—	5,776	(9)	8,309
Other	—	1,275	704	—	1,979
Revenue from contracts with customers	5,627	24,979	22,769	31	53,406
Other sources of non-interest income	9,018	—	4,906	8,523	22,447
Total non-interest income	$14,645	$24,979	$27,675	$8,554	$75,853

	Three months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$3,180	$22,006	$15,663	$10	$40,859
Wealth and investment services	2,587	—	5,878	(9)	8,456
Other	—	876	640	—	1,516
Revenue from contracts with customers	5,767	22,882	22,181	1	50,831
Other sources of non-interest income	9,274	—	4,197	4,072	17,543
Total non-interest income	$15,041	$22,882	$26,378	$4,073	$68,374

	Six months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$6,121	$48,232	$31,654	$135	$86,142
Wealth and investment services	5,026	—	10,951	(17)	15,960
Other	—	2,324	1,205	—	3,529
Revenue from contracts with customers	11,147	50,556	43,810	118	105,631
Other sources of non-interest income	17,509	—	9,247	12,078	38,834
Total non-interest income	$28,656	$50,556	$53,057	$12,196	$144,465

	Six months ended June 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$6,402	$43,818	$30,972	$118	$81,310
Wealth and investment services	5,126	—	11,217	(17)	16,326
Other	—	1,733	1,133	—	2,866
Revenue from contracts with customers	11,528	45,551	43,322	101	100,502
Other sources of non-interest income	18,829	—	8,251	9,539	36,619
Total non-interest income	$30,357	$45,551	$51,573	$9,640	$137,121

The major types of revenue streams that are within the scope of ASC 606 are described below:
Deposit service fees, predominately consist of fees earned from deposit accounts and interchange fees. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services is satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized.
Wealth and investment services, consists of fees earned from investment and securities-related services, trust and other related services. Obligations for wealth and investment services are generally satisfied over time through a time-based measurement of progress, while certain obligations may be satisfied at points in time for activities that are transactional in nature.
These disaggregated amounts are reconciled to non-interest income as presented in Note 16: Segment Reporting. Revenue from contracts with customers did not generate significant contract assets and liabilities.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30 2019	At December 31, 2018
Commitments to extend credit	$6,107,450	$5,840,585
Standby letter of credit	189,890	189,040
Commercial letter of credit	22,837	21,181
Total credit-related financial instruments with off-balance sheet risk	$6,320,177	$6,050,806

These commitments subject the Company to potential exposure in excess of the amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the consolidated balance sheet.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$2,511	$2,294	$2,506	$2,362
Provision charged to expense	26	302	31	234
Ending balance	$2,537	$2,596	$2,537	$2,596

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, June 30, 2019, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2019, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period.

Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2019	2018	2019	2018
Earnings:
Net interest income	$241,787	$225,010	$483,338	$439,178
Provision for loan and lease losses	11,900	10,500	20,500	21,500
Total non-interest income	75,853	68,374	144,465	137,121
Total non-interest expense	180,640	180,459	356,326	352,074
Net income	98,649	81,682	198,385	161,907
Earnings applicable to common shareholders	96,193	79,489	193,483	157,573
Share Data:
Weighted-average common shares outstanding - diluted	91,855	92,173	91,898	92,236
Diluted earnings per common share	$1.05	$0.86	$2.11	$1.71
Dividends and dividend equivalents declared per common share	0.40	0.33	0.73	0.59
Dividends declared per preferred share	328.13	328.13	656.25	667.19
Book value per common share	31.74	28.40	31.74	28.40
Tangible book value per common share (non-GAAP)	25.63	22.25	25.63	22.25
Selected Ratios:
Net interest margin	3.63%	3.57%	3.69%	3.51%
Return on average assets (annualized basis)	1.38	1.22	1.41	1.21
Return on average common shareholders' equity (annualized basis)	13.47	12.22	13.74	12.18
CET1 risk-based capital	11.41	10.99	11.41	10.99
Tangible common equity ratio (non-GAAP)	8.31	7.75	8.31	7.75
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	16.88	15.76	17.28	15.74
Efficiency ratio (non-GAAP)	56.09	57.78	56.01	58.75
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2019	2018
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,065,217	$2,761,723
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	562,214	566,061
Tangible common shareholders' equity (non-GAAP)	$2,357,966	$2,050,625
Common shares outstanding	92,007	92,151
Tangible book value per common share (non-GAAP)	$25.63	$22.25

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,357,966	$2,050,625
Total Assets (GAAP)	$28,942,043	$27,036,737
Less: Goodwill and other intangible assets (GAAP)	562,214	566,061
Tangible assets (non-GAAP)	$28,379,829	$26,470,676
Tangible common equity ratio (non-GAAP)	8.31%	7.75%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$98,649	$81,682	$198,385	$161,907
Less: Preferred stock dividends (GAAP)	1,969	1,969	3,938	3,916
Add: Intangible assets amortization, tax-effected (GAAP)	760	760	1,520	1,520
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$97,440	$80,473	$195,967	$159,511
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$389,760	$321,892	$391,934	$319,022
Average shareholders' equity (non-GAAP)	$3,016,541	$2,754,355	$2,976,321	$2,738,560
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,037	145,099
Average goodwill and other intangible assets (non-GAAP)	562,679	566,522	563,160	567,032
Average tangible common shareholders' equity (non-GAAP)	$2,308,825	$2,042,796	$2,268,124	$2,026,429
Return on average tangible common shareholders' equity (non-GAAP)	16.88%	15.76%	17.28%	15.74%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$180,640	$180,459	$356,326	$352,074
Less: Foreclosed property activity (GAAP)	(55)	(106)	(308)	(21)
Intangible assets amortization (GAAP)	962	962	1,924	1,924
Other expense (non-GAAP) (1)	—	8,599	7	8,599
Non-interest expense (non-GAAP)	$179,733	$171,004	$354,703	$341,572
Net interest income (GAAP)	$241,787	$225,010	$483,338	$439,178
Add: Tax-equivalent adjustment (non-GAAP)	2,435	2,217	4,773	4,447
Non-interest income (GAAP)	75,853	68,374	144,465	137,121
Other (non-GAAP) (2)	354	359	696	654
Income (non-GAAP)	$320,429	$295,960	$633,272	$581,400
Efficiency ratio (non-GAAP)	56.09%	57.78%	56.01%	58.75%

(1)	Other expense includes facility optimization charges and, for the three and six months ended June 30, 2018, a $7.2 million charge relating to additional FDIC premiums.

(2)	Other income includes low income housing tax credits.

Financial Performance Summary
Comparison to Prior Year Quarter
For the three months ended June 30, 2019, net income of $98.6 million increased $17.0 million, or 21%, from the three months ended June 30, 2018 due to improved performance across all businesses driven by increased net interest margin and stable credit quality. The effective income tax rate was 21.1% for the three months ended June 30, 2019 compared to 20.3% for the three months ended June 30, 2018. The increase in net interest margin, coupled with increased non-interest income and flat non-interest expense resulted in an efficiency ratio of 56.1%.
Earnings applicable to common shareholders of $96.2 million and diluted earnings per share of $1.05 for the three months ended June 30, 2019 compared to earnings applicable to common shareholders of $79.5 million and diluted earnings per share of $0.86 for the three months ended June 30, 2018.
Comparison to Prior Year to Date
For the six months ended June 30, 2019, net income of $198.4 million increased $36.5 million, or 23%, from the six months ended June 30, 2018 due to improved performance across all businesses driven by increased net interest margin and stable credit quality. The effective income tax rate was 21.0% for the six months ended June 30, 2019 compared to 20.1% for the six months ended June 30, 2018. The increase in net interest margin, coupled with increased non-interest income and a modest increase in non-interest expense resulted in an efficiency ratio of 56.0%.
Earnings applicable to common shareholders of $193.5 million and diluted earnings per share was $2.11 for the six months ended June 30, 2019 compared to earnings applicable to common shareholders of $157.6 million and diluted earnings per share of $1.71 for the six months ended June 30, 2018.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$19,030,278	$236,620	4.94%	$17,886,685	$208,490	4.63%
Investment securities	7,472,731	56,501	3.01	7,142,572	52,277	2.90
FHLB and FRB stock	108,244	1,117	4.14	133,114	1,546	4.66
Interest-bearing deposits	50,131	309	2.44	66,339	247	1.47
Securities	7,631,106	57,927	3.02	7,342,025	54,070	2.92
Loans held for sale	23,210	145	2.49	15,211	148	3.90
Total interest-earning assets	26,684,594	$294,692	4.39%	25,243,921	$262,708	4.13%
Non-interest-earning assets	1,855,077			1,631,032
Total Assets	$28,539,671			$26,874,953

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,266,938	$—	—%	$4,109,165	$—	—%
Health savings accounts	6,223,570	3,066	0.20	5,519,917	2,735	0.20
Interest-bearing checking, money market and savings	8,934,579	13,132	0.59	9,041,286	7,859	0.35
Time deposits	3,323,203	16,559	2.00	2,732,709	9,631	1.41
Total deposits	22,748,290	32,757	0.58	21,403,077	20,225	0.38

Securities sold under agreements to repurchase and other borrowings	788,194	3,904	1.96	869,238	3,998	1.82
FHLB advances	1,117,285	7,772	2.75	1,399,344	8,471	2.39
Long-term debt	527,713	6,037	4.62	225,863	2,787	4.94
Total borrowings	2,433,192	17,713	2.90	2,494,445	15,256	2.42
Total interest-bearing liabilities	25,181,482	$50,470	0.80%	23,897,522	$35,481	0.59%
Non-interest-bearing liabilities	341,648			223,076
Total liabilities	25,523,130			24,120,598

Preferred stock	145,037			145,037
Common shareholders' equity	2,871,504			2,609,318
Total shareholders' equity	3,016,541			2,754,355
Total Liabilities and Shareholders' Equity	$28,539,671			$26,874,953
Tax-equivalent net interest income		$244,222			$227,227
Less: Tax-equivalent adjustments		(2,435)			(2,217)
Net interest income		$241,787			$225,010
Net interest margin			3.63%			3.57%

	Six months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$18,771,166	$466,005	4.95%	$17,821,094	$402,354	4.50%
Investment securities	7,391,290	113,455	3.05	7,150,495	104,766	2.91
FHLB and FRB stock	110,617	2,829	5.16	133,177	3,001	4.54
Interest-bearing deposits	52,737	638	2.41	59,563	448	1.50
Securities	7,554,644	116,922	3.08	7,343,235	108,215	2.95
Loans held for sale	18,358	293	3.19	15,768	290	3.68
Total interest-earning assets	26,344,168	$583,220	4.41%	25,180,097	$510,859	4.04%
Non-interest-earning assets	1,825,418			1,636,345
Total Assets	$28,169,586			$26,816,442

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,229,611	$—	—%	$4,136,115	$—	—%
Health savings accounts	6,182,047	6,015	0.20	5,473,715	5,359	0.20
Interest-bearing checking, money market and savings	8,946,484	25,925	0.58	9,191,181	15,572	0.34
Time deposits	3,284,176	31,837	1.95	2,596,683	17,450	1.35
Total deposits	22,642,318	63,777	0.57	21,397,694	38,381	0.36

Securities sold under agreements to repurchase and other borrowings	693,178	6,656	1.91	872,516	7,638	1.74
FHLB advances	1,118,155	15,557	2.77	1,355,830	15,752	2.31
Long-term debt	389,210	9,119	4.72	225,831	5,463	4.84
Total borrowings	2,200,543	31,332	2.84	2,454,177	28,853	2.34
Total interest-bearing liabilities	24,842,861	$95,109	0.77%	23,851,871	$67,234	0.57%
Non-interest-bearing liabilities	350,404			226,011
Total liabilities	25,193,265			24,077,882

Preferred stock	145,037			145,099
Common shareholders' equity	2,831,284			2,593,461
Total shareholders' equity	2,976,321			2,738,560
Total Liabilities and Shareholders' Equity	$28,169,586			$26,816,442
Tax-equivalent net interest income		$488,111			$443,625
Less: Tax-equivalent adjustments		(4,773)			(4,447)
Net interest income		$483,338			$439,178
Net interest margin			3.69%			3.51%

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

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 77.0% of total revenue for the six months ended June 30, 2019.
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
The federal funds rate target range was 1.25-1.50% at December 31, 2017 compared to 2.25-2.50% at both December 31, 2018 and June 30, 2019. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $241.8 million for the three months ended June 30, 2019 compared to $225.0 million for the three months ended June 30, 2018, an increase of $16.8 million.
Net interest margin increased 6 basis points to 3.63% for the three months ended June 30, 2019 from 3.57% for the three months ended June 30, 2018. On a fully tax-equivalent basis, net interest income increased $17.0 million when compared to the same period in 2018. The increase for the three months ended June 30, 2019 was primarily the result of strong loan growth and increased yields, partially offset by an increase in the cost of deposits other than health savings account deposits.
Comparison to Prior Year to Date
Net interest income totaled $483.3 million for the six months ended June 30, 2019 compared to $439.2 million for the six months ended June 30, 2018, an increase of $44.2 million.
Net interest margin increased 18 basis points to 3.69% for the six months ended June 30, 2019 from 3.51% for the six months ended June 30, 2018. On a fully tax-equivalent basis, net interest income increased $44.5 million when compared to the same period in 2018. The increase for the six months ended June 30, 2019 was primarily the result of strong loan growth and increased yields, partially offset by an increase in the cost of deposits other than health savings account deposits.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2019 vs. 2018 Increase (decrease) due to			2019 vs. 2018 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$14,154	$13,976	$28,130	$40,512	$23,140	$63,652
Loans held for sale	(7)	4	(3)	24	(22)	2
Securities (2)	1,793	2,064	3,857	5,818	2,889	8,707
Total interest income	$15,940	$16,044	$31,984	$46,354	$26,007	$72,361
Interest on interest-bearing liabilities:
Deposits	$10,747	$1,785	$12,532	$21,448	$3,948	$25,396
Borrowings	920	1,537	2,457	2,996	(517)	2,479
Total interest expense	$11,667	$3,322	$14,989	$24,444	$3,431	$27,875
Net change in net interest income	$4,273	$12,722	$16,995	$21,910	$22,576	$44,486

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Securities include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the six months ended June 30, 2019 increased $1.0 billion compared to the average for the six months ended June 30, 2018. The loan and lease portfolio comprised 71.3% of the average interest-earning assets at June 30, 2019 compared to 70.8% of the average interest-earning assets at June 30, 2018. The loan and lease portfolio yield increased 45 basis points to 4.95% for the six months ended June 30, 2019 compared to the loan and lease portfolio yield of 4.50% for the six months ended June 30, 2018. The increase in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting higher and growth in commercial loans with higher yields.
Average securities for the six months ended June 30, 2019 increased $211.4 million compared to the average for the six months ended June 30, 2018. The securities portfolio comprised 28.7% of the average interest-earning assets at June 30, 2019 compared to 29.2% of the average interest-earning assets at June 30, 2018. The securities portfolio yield increased 13 basis points to 3.08% for the six months ended June 30, 2019 compared to the securities portfolio yield of 2.95% for the six months ended June 30, 2018. The increase in yield on the securities portfolio is primarily due to increased yield on variable-rate securities and higher yield from newly purchased longer duration fixed-rate securities.
Average total deposits for the six months ended June 30, 2019 increased $1.2 billion compared to the average for the six months ended June 30, 2018. The increase is due to growth in health savings accounts and time deposits which was slightly offset by lower balances from other interest-bearing deposits. The average cost of deposits increased 21 basis points to 0.57% for the six months ended June 30, 2019 from 0.36% for the six months ended June 30, 2018. The average cost of deposits increased due to selected deposit product rate increases and a change in mix from increased certificate of deposit accounts. Higher cost time deposits increased to 17.8% for the six months ended June 30, 2019 from 15.0% for the six months ended June 30, 2018, as a percentage of total interest-bearing deposits.
Average total borrowings for the six months ended June 30, 2019 decreased $253.6 million compared to the average for the six months ended June 30, 2018. Average securities sold under agreements to repurchase and other borrowings decreased $179.3 million, and average FHLB advances decreased $237.7 million. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, which resulted in an increase of $163.4 million in average long-term debt. See "Sources of Funds and Liquidity" section for further discussion of the notes issued. The average cost of borrowings increased 50 basis points to 2.84% for the six months ended June 30, 2019 from 2.34% for the six months ended June 30, 2018. The increase in the average cost of borrowings was largely a result of changes in the federal funds rate and the senior fixed-rate notes.
Cash flow hedges, including outstanding hedges and terminated forward starting hedges, impacted the average cost of funding as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Interest rate swaps on FHLB advances	$834	$1,513	$1,633	$3,143
Interest rate swaps on senior fixed-rate notes	77	77	153	153
Interest rate swaps on brokered/certificates of deposits	69	78	147	195
Net increase to interest expense on borrowings	$980	$1,668	$1,933	$3,491
Provision for Loan and Lease Losses
Comparison to Prior Year Quarter
The provision for loan and lease losses was $11.9 million for the three months ended June 30, 2019, which increased $1.4 million compared to the three months ended June 30, 2018. This level of provision for loan and lease losses is primarily due to loan growth, mix, and stable asset quality.
Comparison to Prior Year to Date
The provision for loan and lease losses was $20.5 million for the six months ended June 30, 2019, which decreased $1.0 million compared to the six months ended June 30, 2018. This level of provision for loan and lease losses is primarily due to loan growth, mix, and stable asset quality.
See the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" contained elsewhere in the report for further details.

Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Deposit service fees	$43,118	$40,859	$2,259	5.5%	$86,142	$81,310	$4,832	5.9%
Loan and lease related fees	6,558	6,333	225	3.6	14,377	13,329	1,048	7.9
Wealth and investment services	8,309	8,456	(147)	(1.7)	15,960	16,326	(366)	(2.2)
Mortgage banking activities	932	1,235	(303)	(24.5)	1,696	2,379	(683)	(28.7)
Increase in cash surrender value of life insurance policies	3,650	3,643	7	0.2	7,234	7,215	19	0.3
Other income	13,286	7,848	5,438	69.3	19,056	16,562	2,494	15.1
Total non-interest income	$75,853	$68,374	$7,479	10.9	$144,465	$137,121	$7,344	5.4
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2019 was $75.9 million, an increase of $7.5 million, or 10.9%, compared to $68.4 million for the three months ended June 30, 2018. The increase was primarily attributable to higher deposit service fees and other income.
Deposit service fees totaled $43.1 million for the three months ended June 30, 2019, compared to $40.9 million for the three months ended June 30, 2018. The increase was a result of higher checking account service charges and check card interchange attributable to health savings account growth.
Other income totaled $13.3 million for the three months ended June 30, 2019, compared to $7.8 million for the three months ended June 30, 2018. The increase was primarily due to higher client interest rate hedging activities and related income as well as gains from bank owned life insurance portfolio.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2019 was $144.5 million, an increase of $7.3 million, or 5.4%, compared to $137.1 million for the six months ended June 30, 2018. The increase is primarily attributable to higher deposit service fees, loan and lease related fees, and other income.
Deposit service fees totaled $86.1 million for the six months ended June 30, 2019, compared to $81.3 million for the six months ended June 30, 2018. The increase was a result of higher checking account service charges and check card interchange attributable to health savings account growth.
Loan and lease related fees totaled $14.4 million for the six months ended June 30, 2019, compared to $13.3 million for the six months ended June 30, 2018. The increase was due to a mix of activity throughout most loan and lease related fee types.
Other income totaled $19.1 million for the six months ended June 30, 2019, compared to $16.6 million for the six months ended June 30, 2018. The increase was primarily due to gains from bank owned life insurance portfolio.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Compensation and benefits	$98,527	$93,052	$5,475	5.9%	$196,312	$187,817	$8,495	4.5%
Occupancy	14,019	15,842	(1,823)	(11.5)	28,715	30,987	(2,272)	(7.3)
Technology and equipment	25,767	24,604	1,163	4.7	51,464	48,466	2,998	6.2
Intangible assets amortization	962	962	—	—	1,924	1,924	—	—
Marketing	4,243	4,889	(646)	(13.2)	7,571	8,441	(870)	(10.3)
Professional and outside services	5,634	4,381	1,253	28.6	11,682	9,169	2,513	27.4
Deposit insurance	4,453	13,687	(9,234)	(67.5)	8,883	20,404	(11,521)	(56.5)
Other expense	27,035	23,042	3,993	17.3	49,775	44,866	4,909	10.9
Total non-interest expense	$180,640	$180,459	$181	0.1	$356,326	$352,074	$4,252	1.2
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2019 was $180.6 million, an increase of $181 thousand, or 0.1%, compared to $180.5 million for the three months ended June 30, 2018. The increase is attributable to higher compensation and benefits, technology and equipment, professional and outside services, and other expense offset by lower occupancy and deposit insurance.
Compensation and benefits totaled $98.5 million for the three months ended June 30, 2019, compared to $93.1 million for the three months ended June 30, 2018. The increase was due to annual merit increases and other benefit costs.
Technology and equipment totaled $25.8 million for the three months ended June 30, 2019, compared to $24.6 million for the three months ended June 30, 2018. The increase was due to higher service contracts to support strategic infrastructure projects.
Professional and outside services totaled $5.6 million for the three months ended June 30, 2019, compared to $4.4 million for the three months ended June 30, 2018. The increase was primarily due to increased consulting fees for strategic projects.
Other expense totaled $27.0 million for the three months ended June 30, 2019, compared to $23.0 million for the three months ended June 30, 2018. The increase was most significantly due to legal settlements, sales costs, and pension expense.
Occupancy totaled $14.0 million for the three months ended June 30, 2019, compared to $15.8 million for the three months ended June 30, 2018. The decrease was due to branch optimization costs in 2018.
Deposit insurance totaled $4.5 million for the three months ended June 30, 2019, compared to $13.7 million for the three months ended June 30, 2018. The decrease is due to the FDIC temporary surcharge ending during the fourth quarter of 2018 and a $7.2 million charge in 2018 related to additional FDIC premiums.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2019 was $356.3 million, an increase of $4.3 million, or 1.2%, compared to $352.1 million for the six months ended June 30, 2018. The increase is attributable to higher compensation and benefits, technology and equipment, professional and outside services, and other expense offset by lower occupancy and deposit insurance.
Compensation and benefits totaled $196.3 million for the six months ended June 30, 2019, compared to $187.8 million for the six months ended June 30, 2018. The increase was due to additional hires, annual merit increases, and other benefit costs.
Technology and equipment totaled $51.5 million for the six months ended June 30, 2019, compared to $48.5 million for the six months ended June 30, 2018. The increase was due to higher service contracts to support strategic infrastructure projects.
Professional and outside services totaled $11.7 million for the six months ended June 30, 2019, compared to $9.2 million for the six months ended June 30, 2018. The increase was primarily due to increased consulting fees for strategic projects.
Other expense totaled $49.8 million for the six months ended June 30, 2019, compared to $44.9 million for the six months ended June 30, 2018. The increase was most significantly due to legal settlements, sales costs, and pension expense.
Occupancy totaled $28.7 million for the six months ended June 30, 2019, compared to $31.0 million for the six months ended June 30, 2018. The decrease was due to branch optimization costs in 2018.
Deposit insurance totaled $8.9 million for the six months ended June 30, 2019, compared to $20.4 million for the six months ended June 30, 2018. The decrease is due to the FDIC temporary surcharge ending during the fourth quarter of 2018 and a $7.2 million charge in 2018 related to additional FDIC premiums.

Income Taxes
Webster recognized income tax expense of $26.5 million and $52.6 million, reflecting effective tax rates of 21.1% and 21.0%, for the three and six months ended June 30, 2019, respectively, compared to $20.7 million and $40.8 million, reflecting effective tax rates of 20.3% and 20.1%, for the three and six months ended June 30, 2018, respectively.
The increases in both tax expense and the effective tax rates for both the three and six months ended June 30, 2019 as compared to the same periods in 2018 principally reflect the higher level of pretax income during the 2019 periods.
The Company recognized $2.0 million and $4.5 million of net tax benefits specific to the three and six months ended June 30, 2019, respectively, compared to $2.3 million and $4.8 million specific to the three and six months ended June 30th, 2018, respectively.
For additional information on Webster's income taxes, including its deferred tax assets, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Private Banking provides asset management, financial planning services, trust services, loan products, and deposit products for high net worth clients, not-for-profit organizations, and business clients. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and/or deposit accounts which generates net interest income and other ancillary fees.
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
Through a distribution network, consisting of 157 banking centers and 308 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice are offered through a strategic partnership with LPL Financial Holdings Inc. (LPL), a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority, and a member of the Securities Investor Protection Corporation. Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.
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
Webster allocates interest income and interest expense to each business, while also transferring the primary interest rate risk exposures to the Corporate and Reconciling category, using a matched maturity funding concept called FTP. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. This process is overseen by the Company's ALCO.
Webster allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. During the three months ended June 30, 2019, Webster refined and improved the precision of this allocation approach. Prior period provision for loan and lease losses amounts were revised accordingly. Allowance for loan and lease losses are included within the Corporate and Reconciling category’s total assets.
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
The following tables present net income, selected balance sheet information, and assets under administration/management for Webster’s reportable segments and the Corporate and Reconciling category for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net income:
Commercial Banking	$39,871	$39,126	$80,332	$78,239
HSA Bank	24,680	19,926	49,689	37,744
Community Banking	24,069	25,002	47,545	43,538
Corporate and Reconciling	10,029	(2,372)	20,819	2,386
Consolidated Total	$98,649	$81,682	$198,385	$161,907

	At June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$11,061,635	$82,232	$9,059,657	$8,738,519	$28,942,043
Loans and leases	11,005,241	60	8,264,582	—	19,269,883
Goodwill	—	21,813	516,560	—	538,373
Deposits	3,869,880	6,212,372	12,479,727	36,799	22,598,778
Not included in above amounts:
Assets under administration/management	2,147,225	1,816,944	3,529,396	—	7,493,565

	At December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$10,477,050	$70,826	$8,727,335	$8,335,104	$27,610,315
Loans and leases	10,437,319	55	8,028,115	—	18,465,489
Goodwill	—	21,813	516,560	—	538,373
Deposits	4,030,554	5,740,601	11,856,652	231,038	21,858,845
Not included in above amounts:
Assets under administration/management	1,930,199	1,460,204	3,391,946	—	6,782,349

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$92,171	$88,459	$182,681	$173,110
Provision for loan and lease losses	7,741	8,630	13,982	15,477
Net interest income after provision	84,430	79,829	168,699	157,633
Non-interest income	14,645	15,041	28,656	30,357
Non-interest expense	46,196	42,979	90,814	84,224
Income before income taxes	52,879	51,891	106,541	103,766
Income tax expense	13,008	12,765	26,209	25,527
Net income	$39,871	$39,126	$80,332	$78,239
Comparison to Prior Year Quarter
Net income increased $0.7 million for the three months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $3.7 million, primarily due to loan and deposit growth and higher deposit margins. The provision for loan and lease losses decreased $0.9 million. Non-interest income decreased $0.4 million primarily due to lower syndication fees in the current quarter. Non-interest expense increased $3.2 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
Comparison to Prior Year to Date
Net income increased $2.1 million for the six months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $9.6 million, primarily due to loan and deposit growth and higher deposit margins. The provision for loan and lease losses decreased $1.5 million. Non-interest income decreased $1.7 million, primarily due to lower client interest rate hedging activity as compared to the same period in the prior year. Non-interest expense increased $6.6 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
Selected Balance Sheet Information and Assets Under Administration/Management:

(In thousands)	At June 30, 2019	At December 31, 2018
Total assets	$11,061,635	$10,477,050
Loans and leases	11,005,241	10,437,319
Deposits	3,869,880	4,030,554
Not included in above amounts:
Assets under administration/management	2,147,225	1,930,199
Loans and leases increased $567.9 million at June 30, 2019 compared to December 31, 2018. Loan originations in the six months ended June 30, 2019 and 2018 were $1.8 billion and $2.0 billion, respectively.
Deposits decreased $160.7 million at June 30, 2019 compared to December 31, 2018, The decrease was primarily due to a few large deposit withdrawals.
Through Private Banking, Commercial Banking held approximately $491.0 million and $422.5 million in assets under administration at June 30, 2019 and December 31, 2018, respectively. In addition, Commercial Banking held $1.7 billion and $1.5 billion in assets under management at June 30, 2019 and December 31, 2018, respectively.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$42,626	$35,265	$84,367	$68,189
Non-interest income	24,979	22,882	50,556	45,551
Non-interest expense	34,253	31,220	67,775	62,735
Income before income taxes	33,352	26,927	67,148	51,005
Income tax expense	8,672	7,001	17,459	13,261
Net income	$24,680	$19,926	$49,689	$37,744
Comparison to Prior Year Quarter
Net income increased $4.8 million for the three months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $7.4 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $2.1 million due to increased account growth. Non-interest expense increased $3.0 million primarily due to account growth and expanded distribution.
Comparison to Prior Year to Date
Net income increased $11.9 million for the six months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $16.2 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $5.0 million due to growth in accounts. Non-interest expense increased $5.0 million primarily due to account growth and expanded distribution.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2019	At December 31, 2018
Total assets	$82,232	$70,826
Deposits	6,212,372	5,740,601
Not included in above amounts:
Assets under administration	1,816,944	1,460,204
Deposits increased $471.8 million at June 30, 2019 compared to December 31, 2018, due to an increase in new accounts as well as organic growth in existing account balances.
Additionally, HSA Bank had $1.8 billion in assets under administration through linked brokerage accounts at June 30, 2019 compared to $1.5 billion at December 31, 2018. The $356.7 million increase in linked brokerage balances is driven primarily by investment account growth, continued net contributions by account holders and appreciation in market value of investments.
At June 30, 2019, there were $8.0 billion in total footings, comprised of $6.2 billion in deposit balances and $1.8 billion in assets under administration.

Community Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$102,699	$101,902	$204,059	$200,830
Provision (benefit) for loan and lease losses	4,159	1,870	6,518	6,023
Net interest income after provision	98,540	100,032	197,541	194,807
Non-interest income	27,675	26,378	53,057	51,573
Non-interest expense	96,166	95,197	191,241	192,026
Income before income taxes	30,049	31,213	59,357	54,354
Income tax expense	5,980	6,211	11,812	10,816
Net income	$24,069	$25,002	$47,545	$43,538
Comparison to Prior Year Quarter
Net income decreased $0.9 million for the three months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $0.8 million, primarily due to growth in loan and deposit balances which offset the impact of lower interest rate spreads on both loans and deposits. The provision for loan and lease losses increased by $2.3 million in large part due to loan growth. Non-interest income increased $1.3 million due to increased deposit and loan related fees, as well as income from loan interest rate hedging activities. These were partially offset by lower fees from mortgage banking activities compared to same period last year. Non-interest expense increased $1.0 million driven by increased employee related costs, investments in technology and compliance; partially offset by lower occupancy and marketing expenses.
Comparison to Prior Year to Date
Net income increased $4.0 million for the six months ended June 30, 2019 as compared to the same period in 2018. Net interest income increased $3.2 million, primarily due to growth in loan and deposit balances which offset the impact of lower interest rate spreads on loans. The provision for loan and lease losses increased $0.5 million. Non-interest income increased $1.5 million due to overall growth in loan and deposit related fees, coupled with gains from SBA loan and asset sales; which offset lower fees from mortgage banking and investment services activities. Non-interest expense decreased $0.8 million as lower occupancy and marketing expenses offset increases in employee related costs, and investments in technology and compliance.
Selected Balance Sheet Information and Assets Under Administration:

(In thousands)	At June 30, 2019	At December 31, 2018
Total assets	$9,059,657	$8,727,335
Loans	8,264,582	8,028,115
Deposits	12,479,727	11,856,652
Not included in above amounts:
Assets under administration	3,529,396	3,391,946
Loans increased $236.5 million at June 30, 2019 compared to December 31, 2018. The increase in loan balances is primarily driven by the $242.2 million purchase of residential loans during the first quarter of 2019, coupled with strong residential and business banking originations. This balance growth was partially offset by continued decreases in the home equity portfolios.
Loan originations in the six months ended June 30, 2019 and 2018 were $0.8 billion and $0.7 billion, respectively. The $140.7 million increase in originations was driven by a $116.7 million increase in residential mortgage originations.
Deposits increased $623.1 million at June 30, 2019 compared to December 31, 2018 due to growth in all deposit categories, particularly time and demand deposits influenced by higher market interest rates.
Additionally, at June 30, 2019 and December 31, 2018, Webster Bank's investment services division held $3.5 billion and $3.4 billion of assets under administration, respectively, in its strategic partnership with LPL.

Financial Condition
Webster had total assets of $28.9 billion at June 30, 2019 and $27.6 billion at December 31, 2018 as:

•
loans and leases, $19.1 billion, net of ALLL of $211.7 million, at June 30, 2019 increased $0.8 billion compared to loans and leases of $18.3 billion, net of ALLL of $212.4 million, at December 31, 2018, while;

•
total deposits, $22.6 billion at June 30, 2019 increased $0.7 billion compared to total deposits of $21.9 billion at December 31, 2018, the result of a 4.1% increase in interest bearing deposits, primarily due to growth in health savings accounts and time deposits.

At June 30, 2019, total shareholders' equity of $3.1 billion increased $178.7 million compared to total shareholders' equity of $2.9 billion at December 31, 2018. Changes in shareholders' equity for the six months ended June 30, 2019 include:

•	an increase of $198.4 million in net income;

•	an increase of $6.4 million related to share-based award activity, partially offset by;

•	a reduction of $19.2 million for purchases of treasury stock at cost, and;

•	reductions of $67.5 million for common dividends and $3.9 million for preferred dividends paid.
The quarterly cash dividend to shareholders was increased to $0.40 per common share effective April 22, 2019. See the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At June 30, 2019, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of U.S Treasury Bills, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes and CMBS.
The carrying value of investment securities totaled $7.6 billion at June 30, 2019 and $7.2 billion at December 31, 2018.
Available-for-sale investment securities increased by $79.9 million, primarily due to principal purchase activity for Agency MBS offset by principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 3.03% for the six months ended June 30, 2019 compared to 2.85% for the six months ended June 30, 2018.
Held-to-maturity investment securities increased by $311.3 million, primarily due to principal purchase activity for Agency MBS and, to a lesser extent, Agency CMBS and municipal bonds and notes more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 3.06% for the six months ended June 30, 2019 compared to 2.95% for the six months ended June 30, 2018.
The Company held $3.5 billion in investment securities that are in an unrealized loss position at June 30, 2019. Approximately $0.1 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $3.4 billion, has been in an unrealized loss position for twelve months or longer.
The Company held $6.2 billion in investment securities that were in an unrealized loss position at December 31, 2018. Approximately $1.2 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $5.0 billion, had been in an unrealized loss position for twelve months or longer.
The benchmark 10-year U.S. Treasury rate decreased to 2.00% at June 30, 2019 from 2.69% at December 31, 2018.
These investment securities were evaluated by management and were determined not to be other than temporarily impaired, at June 30, 2019 and December 31, 2018. The Company does not have an intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investments, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $60.6 million at June 30, 2019.

The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$9,997	$1	$—	$9,998	$7,549	$1	$—	$7,550
Agency CMO	213,307	2,209	(1,264)	214,252	238,968	412	(4,457)	234,923
Agency MBS	1,612,028	19,109	(11,665)	1,619,472	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	594,548	175	(16,022)	578,701	608,167	—	(41,930)	566,237
CMBS	428,492	599	(23)	429,068	447,897	645	(2,961)	445,581
CLO	96,727	106	(444)	96,389	114,641	94	(1,964)	112,771
Corporate debt	35,551	—	(4,774)	30,777	55,860	—	(5,281)	50,579
Available-for-sale	$2,990,650	$22,199	$(34,192)	$2,978,657	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$190,858	$1,089	$(1,406)	$190,541	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,736,676	33,098	(20,616)	2,749,158	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	768,076	3,988	(3,684)	768,380	667,500	53	(22,572)	644,981
Municipal bonds and notes	746,345	23,473	(651)	769,167	715,041	2,907	(18,285)	699,663
CMBS	194,752	2,549	(37)	197,264	216,943	405	(2,388)	214,960
Held-to-maturity	$4,636,707	$64,197	$(26,394)	$4,674,510	$4,325,420	$11,902	$(128,201)	$4,209,121
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

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Residential	$4,696,937	24.4	$4,389,866	23.8
Consumer:
Home equity	2,061,539	10.7	2,153,911	11.7
Other consumer	223,873	1.2	227,257	1.2
Total consumer	2,285,412	11.9	2,381,168	12.9
Commercial:
Commercial non-mortgage	5,465,840	28.4	5,269,557	28.5
Asset-based	1,079,773	5.6	971,876	5.3
Total commercial	6,545,613	34.0	6,241,433	33.8
Commercial real estate:
Commercial real estate	4,987,355	25.9	4,715,949	25.5
Commercial construction	244,893	1.2	218,816	1.2
Total commercial real estate	5,232,248	27.1	4,934,765	26.7
Equipment financing	501,439	2.6	504,351	2.7
Unamortized premiums (discounts), net	10,205	—	14,809	0.1
Deferred fees, net	(1,971)	—	(903)	—
Total loans and leases	$19,269,883	100.0	$18,465,489	100.0
Total residential loans were $4.7 billion at June 30, 2019, a increase of $307.1 million from December 31, 2018. The net increase is a result of a $242.2 million purchase of residential loans, net of discount, during the first quarter of 2019.
Total consumer loans were $2.3 billion at June 30, 2019, a decrease of $95.8 million from December 31, 2018. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
Total commercial loans were $6.5 billion at June 30, 2019, an increase of $304.2 million from December 31, 2018. The net increase primarily related to originations of $1.2 billion, partially offset by payments and payoffs.
Total commercial real estate loans were $5.2 billion at June 30, 2019, an increase of $297.5 million from December 31, 2018. The increase is a result of originations of $668.4 million, partially offset by payments and payoffs.
Equipment financing loans and leases were $501.4 million at June 30, 2019, a decrease of $2.9 million from December 31, 2018. The net decrease was primarily related to amortization and higher prepayments, partially offset by originations of $96.8 million.
Asset Quality
Management maintains asset quality within established risk tolerance levels through its underwriting standards, servicing, and portfolio management of loans and leases. Loans and leases, particularly where a heightened risk of loss has been identified, are regularly monitored to mitigate further deterioration which could potentially impact key measures of asset quality in future periods. Past due loans and leases, non-performing assets, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At June 30, 2019	At December 31, 2018
Non-performing loans and leases as a percentage of loans and leases	0.77%	0.84%
Non-performing assets as a percentage of loans and leases plus OREO	0.80	0.87
Non-performing assets as a percentage of total assets	0.53	0.59
ALLL as a percentage of non-performing loans and leases	142.97	137.22
ALLL as a percentage of loans and leases	1.10	1.15
Net charge-offs as a percentage of average loans and leases (1)	0.23	0.16
Ratio of ALLL to net charge-offs (1)	5.00x	7.16x

(1)	Calculated for the June 30, 2019 period based on the year-to-date net charge-offs, annualized.

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
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $225.9 million at June 30, 2019 compared to $226.9 million at December 31, 2018.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$10,844	0.23	$12,789	0.29
Consumer:
Home equity	9,996	0.48	14,595	0.68
Other consumer	3,953	1.77	2,729	1.20
Commercial non-mortgage	1,978	0.04	1,700	0.03
Commercial real estate	1,310	0.03	1,514	0.03
Commercial construction	1,355	0.55	—	—
Equipment financing	2,460	0.49	915	0.18
Loans and leases past due 30-89 days	31,896	0.17	34,242	0.19
Commercial non-mortgage	410	0.01	104	—
Loans and leases past due 90 days and accruing	410	0.01	104	—
Total	32,306	0.17	34,346	0.19
Deferred costs and unamortized premiums (discounts), net	79		86
Total loans and leases past due 30 days or more and accruing income	$32,385		$34,432

(1)	Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $2.0 million at June 30, 2019 compared to December 31, 2018. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases decreased to 0.17% at June 30, 2019 as compared to 0.19% at December 31, 2018.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Residential	$48,104	1.02	$49,069	1.12
Consumer:
Home equity	31,825	1.54	33,456	1.55
Other consumer	1,190	0.53	1,493	0.66
Total consumer	33,015	1.44	34,949	1.47
Commercial:
Commercial non-mortgage	52,391	0.96	55,951	1.06
Asset-based loans	184	0.02	224	0.02
Total commercial	52,575	0.80	56,175	0.90
Commercial real estate:
Commercial real estate	10,413	0.21	8,243	0.17
Commercial construction	—	—	—	—
Total commercial real estate	10,413	0.20	8,243	0.17
Equipment financing	3,949	0.79	6,314	1.25
Total non-accrual loans and leases	148,056	0.77	154,750	0.84
Deferred costs and unamortized premiums (discounts), net	245		17
Total recorded investment in non-accrual loans and leases (3)	$148,301		$154,767

Total non-accrual loans and leases	$148,056		$154,750
Foreclosed and repossessed assets:
Residential and consumer	3,884		6,460
Equipment financing	1,307		407
Total foreclosed and repossessed assets	5,191		6,867
Total non-performing assets	$153,247		$161,617

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)	Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.

(3)	Includes non-accrual TDRs of $107.0 million at June 30, 2019 and $91.9 million at December 31, 2018.
Non-performing assets decreased $8.4 million at June 30, 2019 compared to December 31, 2018. The decrease in non-performing assets at June 30, 2019 is primarily due to the commercial non-mortgage and equipment financing portfolios. Overall non-performing assets as a percentage of total assets was 0.53% at June 30, 2019 as compared to 0.59% at December 31, 2018.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2019	2018
Beginning balance	$154,750	$126,582
Additions	59,345	55,745
Paydowns/draws	(25,102)	(23,185)
Charge-offs	(19,920)	(15,964)
Other reductions	(21,017)	(3,091)
Ending balance	$148,056	$140,087

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
At June 30, 2019, there were 1,415 impaired loans and leases with a recorded investment balance of $253.2 million, which included loans and leases of $90.6 million with an impairment allowance of $14.8 million. This compares to 1,501 impaired loans and leases with a recorded investment balance of $259.3 million, which included loans and leases of $93.1 million, with an impairment allowance of $15.4 million at December 31, 2018. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Six months ended June 30,
(In thousands)	2019	2018
Beginning balance	$230,414	$221,404
Additions	39,551	39,523
Paydowns/draws	(20,639)	(24,039)
Charge-offs	(5,616)	(5,224)
Transfers to OREO	(643)	(1,690)
Ending balance	$243,067	$229,974

(In thousands)	At June 30, 2019	At December 31, 2018
Accrual status	$136,081	$138,479
Non-accrual status	106,986	91,935
Total recorded investment of TDRs	$243,067	$230,414

Specific reserves for TDRs included in the balance of ALLL	$14,368	$11,930
Additional funds committed to borrowers in TDR status	6,160	3,893
Overall, TDR balances increased $12.7 million at June 30, 2019 compared to December 31, 2018, while the specific reserves for TDRs increased from year end, reflective of management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at June 30, 2019.
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
At June 30, 2019 the ALLL was $211.7 million compared to $212.4 million at December 31, 2018. The decrease of $0.7 million in the reserve at June 30, 2019 compared to December 31, 2018 is primarily due to stable asset quality coupled with a reduction in the impairment reserve of $0.6 million. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, decreased to 1.10% at June 30, 2019 from 1.15% at December 31, 2018, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases increased to 142.97% at June 30, 2019 from 137.22% at December 31, 2018.
The following table provides an allocation of the ALLL by portfolio segment:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Residential	$21,221	0.45	$19,599	0.44
Consumer	26,106	1.13	28,681	1.20
Commercial	98,800	1.52	98,793	1.59
Commercial real estate	61,068	1.17	60,151	1.22
Equipment financing	4,476	0.89	5,129	1.01
Total ALLL	$211,671	1.10	$212,353	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$211,389	$205,349	$212,353	$199,994
Provision	11,900	10,500	20,500	21,500
Charge-offs:
Residential	(2,154)	(754)	(2,405)	(1,671)
Consumer	(4,098)	(4,907)	(8,071)	(9,981)
Commercial	(5,218)	(5,632)	(12,851)	(7,129)
Commercial real estate	(2,473)	(40)	(3,446)	(117)
Equipment financing	(439)	(65)	(643)	(110)
Total charge-offs	(14,382)	(11,398)	(27,416)	(19,008)
Recoveries:
Residential	295	325	473	711
Consumer	1,972	1,614	4,460	3,057
Commercial	453	909	1,240	1,026
Commercial real estate	33	9	39	11
Equipment financing	11	14	22	31
Total recoveries	2,764	2,871	6,234	4,836
Net charge-offs	(11,618)	(8,527)	(21,182)	(14,172)
Ending balance	$211,671	$207,322	$211,671	$207,322

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Residential	$1,859	0.16	$429	0.04	$1,932	0.09	$960	0.04
Consumer	2,126	0.37	3,293	0.53	3,611	0.31	6,924	0.55
Commercial	4,765	0.29	4,723	0.32	11,611	0.36	6,103	0.21
Commercial real estate	2,440	0.19	31	—	3,407	0.14	106	—
Equipment financing	428	0.34	51	0.04	621	0.25	79	0.03
Net charge-offs	$11,618	0.24	$8,527	0.19	$21,182	0.23	$14,172	0.16

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $7.0 million for the six months ended June 30, 2019 as compared to the same period in 2018. The increase is due primarily to a single credit in the commercial portfolio with a charge off of $6.0 million, partly offset by a decrease in consumer charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $67.7 million of FHLB capital stock at June 30, 2019 compared to $98.6 million at December 31, 2018, for its membership and for outstanding advances and other extensions of credit. On May 2, 2019, the FHLB paid a cash dividend equal to an annual yield of 6.22%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both June 30, 2019 and December 31, 2018, Webster Bank held $50.7 million of FRB capital stock. On June 28, 2019, the FRB paid a semi-annual cash dividend equal to an annual yield of 2.065%.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Loan and Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $22.6 billion at June 30, 2019 compared to $21.9 billion at December 31, 2018. The increase is predominately related to an increase in health savings accounts of $471.8 million and time deposits of $136.4 million. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At June 30, 2019 and December 31, 2018, FHLB advances totaled $1.4 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.6 billion at both June 30, 2019 and December 31, 2018. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.6 billion at both June 30, 2019 and December 31, 2018.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $5.2 billion at June 30, 2019 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.8 billion at the FHLB or approximately $5.0 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, of which it invested the net proceeds of $296.4 million in Webster Bank, as permanent capital, to be used for working capital needs or other general purposes. The notes carry a 4.10% coupon rate and mature on March 25, 2029. At issuance, the fixed interest rate on a $150 million portion of the notes was swapped to a variable rate and designated in a fair value hedging relationship. During April 2019, the Company initiated a fair value hedging relationship for the remaining $150 million portion of the notes. As a result, the weighted-average interest rate was 4.01% at June 30, 2019.
Total borrowed funds were $2.9 billion at June 30, 2019 compared to $2.6 billion at December 31, 2018. Borrowings represented 10.1% and 9.5% of total assets at June 30, 2019 and December 31, 2018, respectively. The increase is due to loan and securities growth exceeding deposit growth. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and securities, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $98.0 million for the six months ended June 30, 2019 as compared to $256.5 million for the six months ended June 30, 2018. The most significant impact was due to increased derivatives activity, and to a lesser extent a decrease in mortgage banking activity.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $110 million in dividends to the Holding Company during the six months ended June 30, 2019. To a lesser extent, public offerings, investment income, and net proceeds from investment sales may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2018 Form 10-K. At June 30, 2019, $359.3 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $78.7 million of remaining repurchase authority at June 30, 2019. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2019, a total of 337,951 shares of common stock were repurchased for approximately $19.1 million, of which 227,199 shares were purchased under the common stock repurchase program at a cost of approximately $13.0 million, and 110,752 shares were purchased, at market prices, for a cost of approximately $6.1 million, relating to stock compensation plan activity.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 85.3% and 84.5% at June 30, 2019 and December 31, 2018, respectively, as loan funding has outpaced deposit growth during 2019.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2019. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2019, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
The liquidity position of the Company is continuously monitored, and adjustments are made to a balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which, if implemented, would have a material adverse effect on the Company. Webster Bank's latest OCC CRA rating was Outstanding.
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the six months ended June 30, 2019, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition. For additional information, see Note 2: Variable Interest Entities and Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on net interest income (NII) over a twelve month period, starting June 30, 2019 and December 31, 2018 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2019	(10.1)%	(4.5)%	3.0%	5.5%
December 31, 2018	(10.9)%	(4.7)%	3.2%	5.9%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on pretax, pre-provision net revenue (PPNR) over a twelve month period, starting June 30, 2019 and December 31, 2018 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2019	(15.9)%	(6.9)%	4.5%	8.1%
December 31, 2018	(18.3)%	(7.9)%	5.0%	9.2%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of both June 30, 2019 and December 31, 2018 assumed a Fed Funds rate of 2.50%. Asset sensitivity for both NII and PPNR was lower as of June 30, 2019 when compared to December 31, 2018 primarily due to the reduction of long-term market rates since December 31, 2018 and the resulting impact these changes had on forecast prepayment speeds. Further contributing to these changes were increases in fixed-rate investments and fixed-rate loan balances.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting June 30, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2019	(6.1)%	(2.9)%	1.2%	2.4%	(4.0)%	(2.0)%	1.8%	3.2%
December 31, 2018	(7.1)%	(3.3)%	1.7%	3.4%	(3.3)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting June 30, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2019	(9.7)%	(4.5)%	1.4%	2.9%	(6.3)%	(3.2)%	3.1%	5.5%
December 31, 2018	(11.6)%	(5.4)%	2.4%	4.8%	(5.6)%	(2.9)%	2.4%	4.2%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of June 30, 2019 when compared to December 31, 2018 due primarily to the increase in balances of fixed-rate investments and loans. NII and PPNR were more sensitive to changes in the long end of the yield curve as of June 30, 2019 when compared to December 31, 2018 due to increased forecast prepayment speeds.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2019 and December 31, 2018 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
June 30, 2019
Assets	$28,942,043	$28,466,576	$549,814	$(660,639)
Liabilities	25,876,826	24,825,672	788,443	(671,904)
Net	$3,065,217	$3,640,904	$(238,629)	$11,265
Net change as % base net economic value			(6.6)%	0.3%

December 31, 2018
Assets	$27,610,315	$26,972,752	$568,122	$(677,864)
Liabilities	24,723,800	23,119,466	719,658	(615,650)
Net	$2,886,515	$3,853,286	$(151,536)	$(62,214)
Net change as % base net economic value			(3.9)%	(1.6)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.9 years at June 30, 2019 and negative 0.7 years at December 31, 2018. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of June 30, 2019, long-term rates have fallen 75 basis points when compared to December 31, 2018. This lower starting point shortens asset duration by increasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2019 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, there were no changes made to the Company's internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the six months ended June 30, 2019, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1)
April	—	$—	—	$78,742,318
May	368	50.53	—	78,742,318
June	2,579	44.73	—	78,742,318
Total	2,947	45.46	—	78,742,318

(1)
On October 24, 2017, the Company's Board of Directors approved a common stock repurchase program which authorizes management to repurchase, in open market or privately negotiated transactions, subject to market conditions and other factors, up to a maximum of $100 million of common stock. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

The total number of shares purchased during the three months ended June 30, 2019, 2,947 were shares acquired outside of the repurchase program related to stock compensation plan activity, at market prices.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
The following is the exhibit index.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10	Material Contracts (1)
10.1	Employee Stock Purchase Plan (amended and restated effected as of April 1, 2019)		10-Q	10.1	5/7/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (2)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 5, 2019	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2019	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)