Form 10-Q
period 2019-09-30
WEBSTER FINANCIAL CORP
filed 2019-11-01
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending September 30, 2019
Commission File Number: 001-31486
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2019 was 92,031,914.

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
Examples of forward-looking statements include, but are not limited to:

▪	projections of revenues, expenses, income or loss, earnings or loss per share, allowance for loan and lease losses, and other financial items;

▪	statements of plans, objectives and expectations of Webster or its management or Board of Directors;

▪	statements of future economic performance; and

▪	statements of assumptions underlying such statements.
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

▪
the effect of changes in accounting policies and practices applicable to us, including changes in estimates of expected credit losses resulting from our models and assumptions in connection with adopting new accounting guidance; and

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

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks (includes restricted cash)	$227,966	$260,422
Interest-bearing deposits	74,865	69,077
Investment securities available-for-sale, at fair value	2,960,103	2,898,730
Investment securities held-to-maturity (fair value of $5,285,705 and $4,209,121)	5,193,521	4,325,420
Federal Home Loan Bank and Federal Reserve Bank stock	116,984	149,286
Loans held for sale (valued under fair value option $27,061 and $7,908)	27,061	11,869
Loans and leases	19,551,646	18,465,489
Allowance for loan and lease losses	(209,152)	(212,353)
Loans and leases, net	19,342,494	18,253,136
Deferred tax assets, net	59,956	96,516
Premises and equipment, net	278,642	124,850
Goodwill	538,373	538,373
Other intangible assets, net	22,879	25,764
Cash surrender value of life insurance policies	549,335	543,616
Accrued interest receivable and other assets	502,921	313,256
Total assets	$29,895,100	$27,610,315
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,291,659	$4,162,446
Interest-bearing	18,989,006	17,696,399
Total deposits	23,280,665	21,858,845
Securities sold under agreements to repurchase and other borrowings	1,210,692	581,874
Federal Home Loan Bank advances	1,392,849	1,826,808
Long-term debt	549,158	226,021
Accrued expenses and other liabilities	309,342	230,252
Total liabilities	26,742,706	24,723,800
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $.01 par value; Authorized - 200,000,000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,115,204	1,114,394
Retained earnings	2,010,930	1,828,303
Treasury stock, at cost (1,652,279 and 1,508,456 shares)	(82,480)	(71,504)
Accumulated other comprehensive loss, net of tax	(37,234)	(130,652)
Total shareholders' equity	3,152,394	2,886,515
Total liabilities and shareholders' equity	$29,895,100	$27,610,315
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans and leases	$236,453	$215,448	$701,166	$616,488
Taxable interest and dividends on investments	52,046	47,646	154,556	142,361
Non-taxable interest on investment securities	5,471	5,061	16,402	15,428
Loans held for sale	166	208	459	498
Total interest income	294,136	268,363	872,583	774,775
Interest Expense:
Deposits	34,214	24,397	97,991	62,778
Securities sold under agreements to repurchase and other borrowings	6,571	3,084	13,227	10,722
Federal Home Loan Bank advances	6,910	7,685	22,467	23,437
Long-term debt	5,902	2,825	15,021	8,288
Total interest expense	53,597	37,991	148,706	105,225
Net interest income	240,539	230,372	723,877	669,550
Provision for loan and lease losses	11,300	10,500	31,800	32,000
Net interest income after provision for loan and lease losses	229,239	219,872	692,077	637,550
Non-interest Income:
Deposit service fees	41,410	40,601	127,552	121,911
Loan and lease related fees	8,246	10,782	22,623	24,111
Wealth and investment services	8,496	8,412	24,456	24,738
Mortgage banking activities	2,133	1,305	3,829	3,684
Increase in cash surrender value of life insurance policies	3,708	3,706	10,942	10,921
Other income	5,938	7,478	24,994	24,040
Total non-interest income	69,931	72,284	214,396	209,405
Non-interest Expense:
Compensation and benefits	98,623	96,640	294,935	284,457
Occupancy	14,087	14,502	42,802	45,489
Technology and equipment	26,180	24,553	77,644	73,019
Intangible assets amortization	961	961	2,885	2,885
Marketing	4,758	4,052	12,329	12,493
Professional and outside services	5,024	4,930	16,706	14,099
Deposit insurance	4,409	9,694	13,292	30,098
Other expense	25,852	23,451	75,627	68,317
Total non-interest expense	179,894	178,783	536,220	530,857
Income before income tax expense	119,276	113,373	370,253	316,098
Income tax expense	25,411	13,700	78,003	54,518
Net income	93,865	99,673	292,250	261,580
Preferred stock dividends and other	(2,423)	(2,213)	(7,331)	(6,540)
Earnings applicable to common shareholders	$91,442	$97,460	$284,919	$255,040

Earnings per common share:
Basic	$1.00	$1.06	$3.11	$2.77
Diluted	1.00	1.06	3.10	2.77
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$93,865	$99,673	$292,250	$261,580
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	24,304	(13,811)	86,272	(50,481)
Derivative instruments	3,603	1,635	3,985	5,837
Defined benefit pension and other postretirement benefit plans	1,049	2,548	3,161	4,611
Other comprehensive income (loss), net of tax	28,956	(9,628)	93,418	(40,033)
Comprehensive income	$122,821	$90,045	$385,668	$221,547
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217
Net income	—	—	—	93,865	—	—	93,865
Other comprehensive income, net of tax	—	—	—	—	—	28,956	28,956
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,900)	—	—	(36,900)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	1,311	—	1,957	—	3,268
Common shares acquired from stock compensation plan activity	—	—	—	—	(44)	—	(44)
Balance at September 30, 2019	$145,037	$937	$1,115,204	$2,010,930	$(82,480)	$(37,234)	$3,152,394

	At or for the three months ended September 30, 2018
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2018	$145,037	$937	$1,115,414	$1,699,767	$(77,496)	$(121,936)	$2,761,723
Net income	—	—	—	99,673	—	—	99,673
Other comprehensive loss, net of tax	—	—	—	—	—	(9,628)	(9,628)
Common stock dividends/equivalents $0.33 per share	—	—	—	(30,724)	—	—	(30,724)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	—	772	1,947	—	2,719
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(5,597)	—	(5,597)
Balance at September 30, 2018	$145,037	$937	$1,114,848	$1,761,036	$(74,096)	$(131,564)	$2,816,198

	At or for the nine months ended September 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	292,250	—	—	292,250
Other comprehensive income, net of tax	—	—	—	—	—	93,418	93,418
Common stock dividends/equivalents $1.13 per share	—	—	—	(104,381)	—	—	(104,381)
Series F preferred stock dividends $984.375 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	2,839	1,179	5,666	—	9,684
Exercise of stock options	—	—	(2,029)	—	2,650	—	621
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,289)	—	(6,289)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at September 30, 2019	$145,037	$937	$1,115,204	$2,010,930	$(82,480)	$(37,234)	$3,152,394

	At or for the nine months ended September 30, 2018
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Cumulative effect of changes in accounting principles	—	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	261,580	—	—	261,580
Other comprehensive loss, net of tax	—	—	—	—	—	(40,033)	(40,033)
Common stock dividends/equivalents $0.92 per share	—	—	99	(85,002)	—	—	(84,903)
Series F preferred stock dividends $995.3125 per share	—	—	—	(5,906)	—	—	(5,906)
Dividends accrued Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	2,426	7,713	—	8,598
Exercise of stock options	—	—	(5,308)	—	7,418	—	2,110
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,689)	—	(13,689)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at September 30, 2018	$145,037	$937	$1,114,848	$1,761,036	$(74,096)	$(131,564)	$2,816,198
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2019	2018
Operating Activities:
Net income	$292,250	$261,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	31,800	32,000
Deferred tax expense	3,647	13,138
Depreciation and amortization	28,159	28,991
Amortization of premium/discount on earning assets and funding, net	36,667	38,905
Stock-based compensation	9,684	8,598
Gain on sale, net of write-down, on foreclosed and repossessed assets	(827)	(745)
Loss on sale, net of write-down, on premises and equipment	1,213	295
Increase in cash surrender value of life insurance policies	(10,942)	(10,921)
Gain from life insurance policies	(4,626)	(1,453)
Mortgage banking activities	(3,829)	(3,684)
Proceeds from sale of loans held for sale	129,700	147,105
Origination of loans held for sale	(146,746)	(141,699)
Net increase in right-of-use lease assets	(4,274)	—
Net (increase) decrease in derivative contract assets net of liabilities	(164,977)	130,250
Net increase in accrued interest receivable and other assets	(25,803)	(9,506)
Net (decrease) increase in accrued expenses and other liabilities	(39,033)	3,529
Net cash provided by operating activities	132,063	496,383
Investing Activities:
Purchases of available for sale investment securities	(351,091)	(760,575)
Proceeds from maturities and principal payments of available for sale investment securities	394,369	445,704
Purchases of held-to-maturity investment securities	(1,289,977)	(283,770)
Proceeds from maturities and principal payments of held-to-maturity investment securities	400,779	414,487
Net proceeds from Federal Home Loan Bank stock	32,302	17,826
Alternative investments (capital call) return of capital, net	(4,040)	231
Net increase in loans	(1,147,426)	(826,400)
Proceeds from loans not originated for sale	20,542	674
Proceeds from life insurance policies	9,193	4,271
Proceeds from the sale of foreclosed and repossessed assets	10,901	7,046
Additions to premises and equipment	(18,771)	(25,481)
Net cash used for investing activities (1)	(1,943,219)	(1,005,987)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2019	2018
Financing Activities:
Net increase in deposits	1,421,819	1,003,445
Proceeds from Federal Home Loan Bank advances	5,725,000	5,225,000
Repayments of Federal Home Loan Bank advances	(6,158,959)	(5,460,221)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	628,818	(78,781)
Issuance of long-term debt	300,000	—
Debt issuance costs	(3,642)	—
Dividends paid to common shareholders	(103,971)	(85,002)
Dividends paid to preferred shareholders	(5,906)	(5,906)
Exercise of stock options	621	2,110
Common stock repurchase program	(13,003)	(12,158)
Common shares purchased related to stock compensation plan activity	(6,289)	(13,689)
Net cash provided by financing activities	1,784,488	574,798
Net (decrease) increase in cash and due from banks and interest-bearing deposits (1)	(26,668)	65,194
Cash and due from banks and interest-bearing deposits at beginning of period (1)	329,499	256,786
Cash and due from banks and interest-bearing deposits at end of period (1)	$302,831	$321,980

Supplemental disclosure of cash flow information:
Interest paid	$151,859	$104,861
Income taxes paid	90,574	51,237
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$7,224	$5,548
Transfer of loans from loans and leases to loans-held-for-sale	15,968	482
Right-of-use lease assets recorded	157,234	—
Lessee operating lease liabilities recorded	178,208	—

(1)
The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 has been revised to present an aggregated total change in cash and due from banks and interest-bearing deposits. Previously, cash flows from interest-bearing deposits was presented in Net cash used for investing activities.

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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's Condensed Consolidated Financial Statements.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as income and expense during the reporting period. Actual results could differ significantly from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full year or any future period.
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
As a result of adopting this Update, the Company recognized $157.2 million of right-of-use asset (ROU) and $178.2 million of lease liability, as of January 1, 2019. The Company also recorded a $515 thousand cumulative-effect adjustment directly to retained earnings as of January 1, 2019 for abandoned leased properties and the remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. See Note 9: Leasing for further information.
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
The Update modifies disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans.
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
The Update will replace today's incurred loss approach for recognizing credit losses with a new credit loss methodology known as the current expected credit loss (CECL) model. The CECL model requires earlier recognition of credit losses using a lifetime credit loss measurement approach for financial assets carried at amortized cost. The CECL model also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
To implement the new standard, the Company has established a project lead and has empowered a steering committee comprised of members from different disciplines including Credit, Accounting, Finance, Financial Analytics, IT, and Treasury, as well as specific working groups to focus on key components of the development process. Through these working groups, the Company is evaluating the effect that this Update, including subsequent ASUs issued to clarify this Topic, will have on its financial statements and related disclosures. The implementation project plan is made up of targeted work streams focused on credit models, data management, and treasury and accounting matters. The new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. During the third quarter of 2019, the Company began to run its new credit models in parallel with its existing models under the incurred loss approach and has completed the validations of these new credit models. For the remainder of 2019, the Company is focused on finalizing its methodology for qualitative adjustments and the full implementation of new processes, controls and third party solutions. The Company is also continuing to work on updating its policies and drafting the new required disclosures under this Update.
These Updates are effective for the Company on January 1, 2020. The Company currently expects an increase in its allowance for loan and lease losses of approximately 25% to 35% upon the adoption of these Updates. This increase will be reflected as a reduction to the Company's beginning total shareholders' equity as of January 1, 2020. This estimated impact is still subject to further refinement based on continuing reviews of models, methodologies, assumptions and judgments. The magnitude of the increase will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions in effect at the adoption date.

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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, on the consolidated balance sheet. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the consolidated income statement. See Note 14: Fair Value Measurements for additional information.
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
At September 30, 2019 and December 31, 2018, the aggregate carrying value of the Company's tax credit-finance investments was $43.5 million and $29.1 million, respectively, which represents the Company's maximum exposure to loss. At September 30, 2019 and December 31, 2018, unfunded commitments have been recognized, totaling $15.5 million and $10.4 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt on the consolidated balance sheet, and the related interest expense is reported as interest expense on long-term debt in the consolidated income statement.
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
At September 30, 2019 and December 31, 2018, the aggregate carrying value of the Company's other investments in VIEs was $20.3 million and $17.6 million, respectively, and the total exposure of the Company's other investments in VIEs, including unfunded commitments, was $54.5 million and $31.0 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit - Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets on the consolidated balance sheet. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K, for the year ended December 31, 2018.

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At September 30, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$19,918	$6	$—	$19,924	$7,549	$1	$—	$7,550
Agency CMO	198,917	2,704	(665)	200,956	238,968	412	(4,457)	234,923
Agency MBS	1,573,984	29,930	(5,078)	1,598,836	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	611,925	1,239	(2,814)	610,350	608,167	—	(41,930)	566,237
CMBS	403,782	182	(46)	403,918	447,897	645	(2,961)	445,581
CLO	95,099	73	(367)	94,805	114,641	94	(1,964)	112,771
Corporate debt	35,567	—	(4,253)	31,314	55,860	—	(5,281)	50,579
Available-for-sale	$2,939,192	$34,134	$(13,223)	$2,960,103	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$179,773	$1,430	$(680)	$180,523	$208,113	$287	$(5,255)	$203,145
Agency MBS	3,085,000	54,083	(11,249)	3,127,834	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	950,217	13,430	(1,569)	962,078	667,500	53	(22,572)	644,981
Municipal bonds and notes	742,844	33,780	(17)	776,607	715,041	2,907	(18,285)	699,663
CMBS	235,687	3,012	(36)	238,663	216,943	405	(2,388)	214,960
Held-to-maturity	$5,193,521	$105,735	$(13,551)	$5,285,705	$4,325,420	$11,902	$(128,201)	$4,209,121

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
The following table presents activity for OTTI:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$822	$1,103	$822	$1,364
Reduction for investment securities called	—	(281)	—	(542)
Ending balance	$822	$822	$822	$822

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$18,109	$(146)	$35,751	$(519)	11	$53,860	$(665)
Agency MBS	47,966	(33)	419,082	(5,045)	85	467,048	(5,078)
Agency CMBS	—	—	461,840	(2,814)	28	461,840	(2,814)
CMBS	49,418	(35)	3,489	(11)	8	52,907	(46)
CLO	18,405	(294)	24,927	(73)	2	43,332	(367)
Corporate debt	7,787	(767)	23,527	(3,486)	7	31,314	(4,253)
Available-for-sale in an unrealized loss position	$141,685	$(1,275)	$968,616	$(11,948)	141	$1,110,301	$(13,223)
Held-to-maturity:
Agency CMO	$15,744	$(40)	$58,852	$(640)	8	$74,596	$(680)
Agency MBS	183,181	(1,219)	858,373	(10,030)	119	1,041,554	(11,249)
Agency CMBS	127,662	(1,552)	4,187	(17)	6	131,849	(1,569)
Municipal bonds and notes	2,517	(17)	—	—	1	2,517	(17)
CMBS	46,610	(36)	—	—	3	46,610	(36)
Held-to-maturity in an unrealized loss position	$375,714	$(2,864)	$921,412	$(10,687)	137	$1,297,126	$(13,551)

	At December 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$15,524	$(72)	$180,641	$(4,385)	36	$196,165	$(4,457)
Agency MBS	321,678	(2,078)	975,084	(39,998)	184	1,296,762	(42,076)
Agency CMBS	—	—	566,237	(41,930)	37	566,237	(41,930)
CMBS	343,457	(2,937)	5,193	(24)	39	348,650	(2,961)
CLO	83,305	(1,695)	14,873	(269)	5	98,178	(1,964)
Corporate debt	35,990	(1,820)	14,589	(3,461)	8	50,579	(5,281)
Available-for-sale in an unrealized loss position	$799,954	$(8,602)	$1,756,617	$(90,067)	309	$2,556,571	$(98,669)
Held-to-maturity:
Agency CMO	$691	$(1)	$182,396	$(5,254)	25	$183,087	$(5,255)
Agency MBS	288,635	(1,916)	1,892,951	(77,785)	272	2,181,586	(79,701)
Agency CMBS	—	—	635,284	(22,572)	56	635,284	(22,572)
Municipal bonds and notes	68,351	(882)	414,776	(17,403)	223	483,127	(18,285)
CMBS	24,881	(270)	132,464	(2,118)	20	157,345	(2,388)
Held-to-maturity in an unrealized loss position	$382,558	$(3,069)	$3,257,871	$(125,132)	596	$3,640,429	$(128,201)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired as of September 30, 2019. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at September 30, 2019.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $0.7 million on the Company’s investment in Agency CMO securities issued by government agencies at September 30, 2019, compared to $4.5 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $5.1 million on the Company’s investment in Agency MBS securities issued by government agencies at September 30, 2019, compared to $42.1 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $2.8 million on the Company's investment in Agency Commercial Mortgage-Backed Securities (CMBS) issued by government agencies at September 30, 2019, compared to $41.9 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $46 thousand on the Company’s investment in CMBS at September 30, 2019, compared to $3.0 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while balances decreased for the portfolio of mainly floating rate CMBS at September 30, 2019 compared to December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $0.4 million on the Company’s investments in CLO at September 30, 2019 compared to $2.0 million unrealized losses at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal decreased from December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were unrealized losses of $4.3 million on the Company's corporate debt portfolio at September 30, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal balances decreased since December 31, 2018. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost. Contractual cash flows for the bonds continue to perform as expected.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $0.7 million on the Company’s investment in Agency CMO securities issued by government agencies at September 30, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $11.2 million on the Company’s investment Agency MBS securities issued by government agencies at September 30, 2019, compared to $79.7 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $1.6 million on the Company’s investment in Agency CMBS at September 30, 2019, compared to $22.6 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $17 thousand on the Company’s investment in municipal bonds and notes at September 30, 2019, compared to $18.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased since December 31, 2018. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $36 thousand on the Company’s investment in CMBS at September 30, 2019, compared to $2.4 million unrealized losses at December 31, 2018. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions while principal balances increased since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Sales of Available-for Sale Investment Securities

There were no sales during the three and nine months ended September 30, 2019 and 2018.
Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At September 30, 2019
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,918	$19,924	$1,045	$1,049
Due after one year through five years	17,000	17,000	6,260	6,392
Due after five through ten years	305,691	305,533	222,076	228,011
Due after ten years	2,596,583	2,617,646	4,964,140	5,050,253
Total debt securities	$2,939,192	$2,960,103	$5,193,521	$5,285,705

For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At September 30, 2019, the Company had a carrying value of $1.3 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. These maturities may change due to calls. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Investment securities with a carrying value totaling $3.0 billion at September 30, 2019 and $2.2 billion December 31, 2018 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2019	At December 31, 2018
Commercial	$6,488,056	$6,216,606
Commercial Real Estate	5,398,084	4,927,145
Equipment Financing	521,828	508,397
Residential	4,873,726	4,416,637
Consumer	2,269,952	2,396,704
Loans and leases (1) (2)	$19,551,646	$18,465,489

(1)	Includes net deferred fees/costs and net premiums/discounts of $13.9 million at both September 30, 2019 and December 31, 2018.

(2)
At September 30, 2019 the Company had pledged $7.6 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.

The equipment financing portfolio includes net investment in leases of $164.2 million at September 30, 2019. Total undiscounted cash flows to be received from the Company's net investment in leases are $178.5 million at September 30, 2019 and are primarily due within the next five years. The Company's lessor portfolio has recognized interest income of $1.2 million and $4.0 million for the three and nine months ended September 30, 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At September 30, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial:
Commercial non-mortgage	$2,760	$450	$92	$58,750	$62,052	$5,303,238	$5,365,290
Asset-based	—	—	—	9,162	9,162	1,113,604	1,122,766
Commercial real estate:
Commercial real estate	1,296	141	—	9,852	11,289	5,087,967	5,099,256
Commercial construction	—	—	—	2,968	2,968	295,860	298,828
Equipment financing	1,666	525	—	5,488	7,679	514,149	521,828
Residential	6,752	6,727	—	43,839	57,318	4,816,408	4,873,726
Consumer:
Home equity	9,192	2,290	—	31,452	42,934	2,007,428	2,050,362
Other consumer	3,075	697	—	1,388	5,160	214,430	219,590
Total	$24,741	$10,830	$92	$162,899	$198,562	$19,353,084	$19,551,646

	At December 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial:
Commercial non-mortgage	$1,011	$702	$104	$55,810	$57,627	$5,189,808	$5,247,435
Asset-based	—	—	—	224	224	968,947	969,171
Commercial real estate:
Commercial real estate	1,275	245	—	8,242	9,762	4,698,552	4,708,314
Commercial construction	—	—	—	—	—	218,831	218,831
Equipment financing	510	405	—	6,314	7,229	501,168	508,397
Residential	8,513	4,301	—	49,188	62,002	4,354,635	4,416,637
Consumer:
Home equity	9,250	5,385	—	33,495	48,130	2,121,049	2,169,179
Other consumer	1,774	957	—	1,494	4,225	223,300	227,525
Total	$22,333	$11,995	$104	$154,767	$189,199	$18,276,290	$18,465,489

Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $3.1 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and $8.9 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for three months ended September 30, 2019
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
ALLL:
Balance, beginning of period	$98,800	$61,068	$4,476	$21,221	$26,106	$211,671
Provision (benefit) charged to expense	11,202	(423)	(176)	(689)	1,386	11,300
Charge-offs	(11,255)	(32)	(36)	(872)	(3,765)	(15,960)
Recoveries	124	3	49	356	1,609	2,141
Balance, end of period	$98,871	$60,616	$4,313	$20,016	$25,336	$209,152

	At or for three months ended September 30, 2018
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
ALLL:
Balance, beginning of period	$95,340	$55,833	$5,383	$19,007	$31,759	$207,322
Provision (benefit) charged to expense	5,686	4,146	(213)	407	474	10,500
Charge-offs	(740)	(1,922)	(136)	(874)	(4,863)	(8,535)
Recoveries	431	143	11	133	1,827	2,545
Balance, end of period	$100,717	$58,200	$5,045	$18,673	$29,197	$211,832

	At or for the nine months ended September 30, 2019
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
ALLL:
Balance, beginning of period	$98,793	$60,151	$5,129	$19,599	$28,681	$212,353
Provision (benefit) charged to expense	22,820	3,901	(208)	2,865	2,422	31,800
Charge-offs	(24,106)	(3,478)	(679)	(3,277)	(11,836)	(43,376)
Recoveries	1,364	42	71	829	6,069	8,375
Balance, end of period	$98,871	$60,616	$4,313	$20,016	$25,336	$209,152
Individually evaluated for impairment	$14,555	$735	$177	$3,625	$1,274	$20,366
Collectively evaluated for impairment	$84,316	$59,881	$4,136	$16,391	$24,062	$188,786

Loan and lease balances:
Individually evaluated for impairment	$117,418	$16,224	$5,487	$95,666	$35,836	$270,631
Collectively evaluated for impairment	6,370,638	5,381,860	516,341	4,778,060	2,234,116	19,281,015
Loans and leases	$6,488,056	$5,398,084	$521,828	$4,873,726	$2,269,952	$19,551,646

	At or for the nine months ended September 30, 2018
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
ALLL:
Balance, beginning of period	$89,533	$49,407	$5,806	$19,058	$36,190	$199,994
Provision (benefit) charged to expense	17,596	10,678	(557)	1,316	2,967	32,000
Charge-offs	(7,869)	(2,039)	(246)	(2,545)	(14,844)	(27,543)
Recoveries	1,457	154	42	844	4,884	7,381
Balance, end of period	$100,717	$58,200	$5,045	$18,673	$29,197	$211,832
Individually evaluated for impairment	$10,491	$1,544	$15	$4,319	$1,428	$17,797
Collectively evaluated for impairment	$90,226	$56,656	$5,030	$14,354	$27,769	$194,035

Loan and lease balances:
Individually evaluated for impairment	$104,353	$9,767	$6,489	$105,600	$39,808	$266,017
Collectively evaluated for impairment	6,070,043	4,761,558	512,565	4,309,463	2,401,373	18,055,002
Loans and leases	$6,174,396	$4,771,325	$519,054	$4,415,063	$2,441,181	$18,321,019

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At September 30, 2019
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Commercial non-mortgage	$148,932	$108,256	$36,250	$72,006	$14,550
Asset-based	9,490	9,162	9,013	149	5
Commercial real estate	19,270	13,256	7,202	6,054	735
Commercial construction	2,969	2,968	2,968	—	—
Equipment financing	5,540	5,487	2,403	3,084	177
Residential	105,576	95,666	61,236	34,430	3,625
Consumer - home equity	64,723	35,836	28,023	7,813	1,274
Total	$356,500	$270,631	$147,095	$123,536	$20,366

	At December 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Commercial non-mortgage	$120,165	$99,287	$65,724	$33,563	$7,818
Asset-based	550	225	—	225	6
Commercial real estate	13,355	10,828	2,125	8,703	1,661
Equipment financing	6,368	6,315	2,946	3,369	196
Residential	113,575	103,531	64,899	38,632	4,286
Consumer - home equity	44,654	39,144	30,576	8,568	1,383
Total	$298,667	$259,330	$166,270	$93,060	$15,350

The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2019			2018			2019			2018
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$102,996	$751	$—	$94,618	$847	$—	$103,772	$2,515	$—	$87,603	$2,257	$—
Asset based	4,673	—	—	1,095	—	—	4,694	—	—	809	—	—
Commercial real estate:
Commercial real estate	13,567	60	—	11,222	30	—	12,042	194	—	10,497	164	—
Commercial construction	1,484	—	—	—	—	—	1,484	—	—	—	—	—
Equipment financing	4,718	—	—	6,337	41	—	5,901	—	—	4,907	112	—
Residential	97,917	862	271	107,618	923	301	99,599	2,682	817	109,948	2,852	819
Consumer - home equity	36,584	247	246	40,722	292	238	37,490	803	767	42,622	876	738
Total	$261,939	$1,920	$517	$261,612	$2,133	$539	$264,982	$6,194	$1,584	$256,386	$6,261	$1,557

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
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
(In thousands)	At September 30, 2019	At December 31, 2018	At September 30, 2019	At December 31, 2018	At September 30, 2019	At December 31, 2018
(1) - (6) Pass	$6,122,391	$5,781,138	$5,253,649	$4,773,298	$512,219	$494,585
(7) Special Mention	97,969	206,351	81,256	75,338	915	1,303
(8) Substandard	263,833	222,405	63,179	78,509	8,694	12,509
(9) Doubtful	3,863	6,712	—	—	—	—
Total	$6,488,056	$6,216,606	$5,398,084	$4,927,145	$521,828	$508,397

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
Troubled Debt Restructurings
The following table summarizes information for troubled debt restructurings (TDRs):

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Accrual status	$137,493	$138,479
Non-accrual status	111,643	91,935
Total recorded investment of TDRs	$249,136	$230,414

Specific reserves for TDRs included in the balance of ALLL	$20,015	$11,930
Additional funds committed to borrowers in TDR status	3,621	3,893

For the portion of TDRs deemed to be uncollectible, Webster charged off $11.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $16.7 million, and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Commercial non - mortgage
Extended Maturity	2	$29	4	$537	8	$222	7	$622
Adjusted Interest Rate	1	12	—	—	2	112	—	—
Maturity/Rate Combined	3	225	8	8,185	6	296	10	8,236
Other (2)	6	30,586	8	10,585	25	64,642	17	39,328
Commercial real estate
Extended Maturity	—	—	—	—	—	—	2	97
Maturity/Rate Combined	—	—	—	—	—	—	1	245
Other (2)	1	2,180	—	—	3	4,816	1	5,111
Residential
Extended Maturity	1	67	1	20	5	1,007	1	20
Maturity/Rate Combined	1	368	4	440	14	2,216	7	716
Other (2)	2	243	3	356	6	785	16	2,798
Consumer - home equity
Extended Maturity	1	134	1	148	5	504	3	341
Maturity/Rate Combined	2	30	3	170	4	140	6	618
Other (2)	8	375	5	258	27	1,595	30	1,951
Total TDRs	28	$34,249	37	$20,699	105	$76,335	101	$60,083

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.

(2)	Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
The following table provides information on loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Commercial non - mortgage	4	$3,940	—	$—	4	$3,940	—	$—
Residential	—	—	1	241	—	—	2	261
Consumer - home equity	1	78	—	—	1	78	—	—
Total	5	$4,018	1	$241	5	$4,018	2	$261

The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2019	At December 31, 2018
(1) - (6) Pass	$11,877	$13,165
(7) Special Mention	68	84
(8) Substandard	101,825	67,880
(9) Doubtful	3,863	6,610
Total	$117,633	$87,739

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
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company’s mortgage banking activities. The reserve reflects loan repurchase requests received by the Company for which management evaluates the identity of the counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from loan repurchase requests for which the Company has not yet been notified. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the consolidated income statement.
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$684	$674	$674	$872
Provision (benefit) charged to expense	19	18	1,839	(172)
Repurchased loans and settlements charged off	(7)	(10)	(1,817)	(18)
Ending balance	$696	$682	$696	$682

The increase to the provision and corresponding charge-off during the nine months ended September 30, 2019 was related to a discrete legal settlement in connection with previously sold loans.
The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Residential mortgage loans held for sale:
Proceeds from sale	$66,236	$57,042	$129,700	$147,105
Loans sold with servicing rights retained	60,493	51,104	117,306	130,740

Net gain on sale	1,652	1,051	2,510	2,732
Ancillary fees	470	463	1,051	1,275
Fair value option adjustment	11	(209)	268	(323)

Additionally, certain loans not originated for sale were sold at approximately carrying value, consisting of residential loans for cash proceeds of $4.0 million and commercial loans for cash proceeds of $16.6 million resulting in a gain of approximately $615 thousand for the nine months ended September 30, 2019, and commercial loans for cash proceeds of $674 thousand for the nine months ended September 30, 2018.
The Company services residential mortgage loans totaling $2.4 billion at September 30, 2019 and $2.5 billion at December 31, 2018.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$18,712	$23,341	$21,215	$25,139
Additions	966	1,428	2,219	3,878
Amortization	(1,801)	(2,125)	(5,557)	(6,373)
Ending balance	$17,877	$22,644	$17,877	$22,644

Mortgage servicing assets are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. Loan servicing fees, net of mortgage servicing rights amortization, were $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, and are included as a component of loan related fees in the consolidated income statement. See Note 14: Fair Value Measurements for additional fair value information on mortgage servicing assets and loans held for sale.

Note 6: Goodwill and Other Intangible Assets
There has been no change during 2019 in the carrying amounts for goodwill. For additional information on goodwill refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Other intangible assets by reportable segment consisted of the following:

	At September 30, 2019			At December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$22,000	$(12,515)	$9,485	$22,000	$(10,842)	$11,158
HSA Bank - Customer relationships	21,000	(7,606)	13,394	21,000	(6,394)	14,606
Total other intangible assets	$43,000	$(20,121)	$22,879	$43,000	$(17,236)	$25,764

At September 30, 2019, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2019	$961
2020	3,847
2021	3,847
2022	3,847
2023	3,847
Thereafter	6,530

Note 7: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2019	At December 31, 2018
Non-interest-bearing:
Demand	$4,291,659	$4,162,446
Interest-bearing:
Health savings accounts	6,288,218	5,740,601
Checking	2,619,452	2,518,472
Money market	2,560,918	2,100,084
Savings	4,264,853	4,140,696
Time deposits	3,255,565	3,196,546
Total interest-bearing	$18,989,006	$17,696,399
Total deposits	$23,280,665	$21,858,845

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$671,595	$869,003
Time deposits, included in above balance, that exceed the FDIC limit	531,103	555,949
Deposit overdrafts reclassified as loan balances	2,244	2,245

The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2019
Remainder of 2019	$1,003,978
2020	1,803,664
2021	330,610
2022	70,868
2023	28,889
Thereafter	17,556
Total time deposits	$3,255,565

Note 8: Borrowings
Total borrowings of $3.2 billion at September 30, 2019 and $2.6 billion at December 31, 2018 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2019		At December 31, 2018
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$190,692	0.42%	$236,874	0.35%
Original maturity of greater than one year, non-callable	200,000	1.57	—	—
Total securities sold under agreements to repurchase	390,692	1.01	236,874	0.35
Fed funds purchased	820,000	1.91	345,000	2.52
Securities sold under agreements to repurchase and other borrowings	$1,210,692	1.62	$581,874	1.64

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
The following table provides information for FHLB advances:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,109,295	2.07%	$1,403,026	2.55%
After 1 but within 2 years	75,000	1.51	215,000	1.73
After 2 but within 3 years	150,036	3.03	200,000	3.16
After 3 but within 4 years	181	1.71	150	—
After 4 but within 5 years	50,150	1.59	242	2.95
After 5 years	8,187	2.65	8,390	2.65
FHLB advances and overall rate	$1,392,849	2.13	$1,826,808	2.52

Aggregate carrying value of assets pledged as collateral	$7,208,616		$6,689,761
Remaining borrowing capacity	3,393,626		2,568,664

Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2019	At December 31, 2018
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	326,436	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		553,756	227,320
Discount on senior fixed-rate notes		(1,467)	(608)
Debt issuance cost on senior fixed-rate notes		(3,131)	(691)
Long-term debt		$549,158	$226,021

(1)
In March 2019, the Company completed a $300.0 million senior fixed-rate notes issuance. The fixed interest rate has been designated in a fair value hedging relationship and swapped to a weighted-average variable rate of 3.62% at September 30, 2019. The $26.4 million basis adjustment included in the carrying value reflects the changes in the benchmark rate.

(2)
The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 5.09% at September 30, 2019 and 5.74% at December 31, 2018.

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
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At September 30, 2019
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$161,730	Premises and equipment, net
Lease liabilities	180,832	Accrued expenses and other liabilities

Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income. The pattern and measurement of expense recognition of these costs was not significantly impacted by the adoption of ASU 2016-02 and subsequent ASUs issued to amend Topic 842.
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
The components of operating lease cost and other related information are as follows:

(In thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease Cost:
Operating lease costs	$7,512	$22,384
Variable lease costs	1,292	3,613
Sublease income	(142)	(437)
Total operating lease cost	$8,662	$25,560
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,938	$23,349
Right-of-use assets obtained in exchange for new operating lease liabilities	9,983	22,917

Weighted-average remaining lease term, in years - operating leases at September 30, 2019		8.5
Weighted-average discount rate - operating leases at September 30, 2019		3.31%

The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At September 30, 2019
Remainder of 2019	$5,379
2020	31,041
2021	30,075
2022	26,560
2023	23,656
Thereafter	94,332
Total operating lease liability payments	211,043
Less: Present value adjustment	30,211
Lease liabilities	$180,832

See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 10: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss (AOCL), net of tax by component:

	Three months ended September 30, 2019				Nine months ended September 30, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(9,406)	$(8,931)	$(47,853)	$(66,190)	$(71,374)	$(9,313)	$(49,965)	$(130,652)
OCI before reclassifications	24,304	2,216	—	26,520	86,272	507	—	86,779
Amounts reclassified from AOCL	—	1,387	1,049	2,436	—	3,478	3,161	6,639
Net current-period OCI	24,304	3,603	1,049	28,956	86,272	3,985	3,161	93,418
Ending balance	$14,898	$(5,328)	$(46,804)	$(37,234)	$14,898	$(5,328)	$(46,804)	$(37,234)

	Three months ended September 30, 2018				Nine months ended September 30, 2018
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(64,617)	$(10,814)	$(46,505)	$(121,936)	$(27,947)	$(15,016)	$(48,568)	$(91,531)
(OCL)/OCI before reclassifications	(13,811)	197	—	(13,614)	(50,481)	1,620	—	(48,861)
Amounts reclassified from AOCL	—	1,438	2,548	3,986	—	4,217	4,611	8,828
Net current-period (OCL)/OCI	(13,811)	1,635	2,548	(9,628)	(50,481)	5,837	4,611	(40,033)
Ending balance	$(78,428)	$(9,179)	$(43,957)	$(131,564)	$(78,428)	$(9,179)	$(43,957)	$(131,564)

The following tables provide information for the items reclassified from AOCL:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2019	2018	2019	2018

Derivative instruments:
Hedge terminations	$(1,375)	$(1,932)	$(4,174)	$(5,664)	Interest expense
Premium amortization	(515)	—	(527)	—	Interest income
Tax benefit	503	494	1,223	1,447	Income tax expense
Net of tax	$(1,387)	$(1,438)	$(3,478)	$(4,217)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,421)	$(3,431)	$(4,280)	$(6,209)	(1)
Tax benefit	372	883	1,119	1,598	Income tax expense
Net of tax	$(1,049)	$(2,548)	$(3,161)	$(4,611)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,461,028	11.63%	$952,020	4.5%	$1,375,140	6.5%
Total risk-based capital	2,895,006	13.68	1,692,480	8.0	2,115,600	10.0
Tier 1 risk-based capital	2,606,065	12.32	1,269,360	6.0	1,692,480	8.0
Tier 1 leverage capital	2,606,065	8.99	1,158,906	4.0	1,448,632	5.0
Webster Bank
CET1 risk-based capital	$2,617,731	12.37%	$952,532	4.5%	$1,375,879	6.5%
Total risk-based capital	2,829,352	13.37	1,693,390	8.0	2,116,737	10.0
Tier 1 risk-based capital	2,617,731	12.37	1,270,042	6.0	1,693,390	8.0
Tier 1 leverage capital	2,617,731	9.04	1,158,512	4.0	1,448,140	5.0

	At December 31, 2018
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,284,978	11.44%	$898,972	4.5%	$1,298,514	6.5%
Total risk-based capital	2,722,194	13.63	1,598,172	8.0	1,997,715	10.0
Tier 1 risk-based capital	2,430,015	12.16	1,198,629	6.0	1,598,172	8.0
Tier 1 leverage capital	2,430,015	9.02	1,077,303	4.0	1,346,628	5.0
Webster Bank
CET1 risk-based capital	$2,170,566	10.87%	$898,317	4.5%	$1,297,569	6.5%
Total risk-based capital	2,385,425	11.95	1,597,008	8.0	1,996,260	10.0
Tier 1 risk-based capital	2,170,566	10.87	1,197,756	6.0	1,597,008	8.0
Tier 1 leverage capital	2,170,566	8.06	1,076,712	4.0	1,345,889	5.0

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Federal and state banking regulations limit the amount of dividends that may be paid by Webster Bank, without the express approval of the OCC, to its retained net profits, defined by the OCC as net income less dividends declared during the period, for the preceding two years plus retained net profits up to the date of any dividend declaration. In addition, the effect of any dividend declaration must not cause the regulatory capital of Webster Bank to fall below specified minimum levels and, the OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. Dividends paid by Webster Bank to Webster Financial Corporation totaled $170 million during the nine months ended September 30, 2019 compared to $220 million during the nine months ended September 30, 2018.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. Pursuant to this requirement, it held $93.2 million at September 30, 2019 and $81.2 million at December 31, 2018. These restricted cash amounts are included in cash and due from banks, on the consolidated balance sheet.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Earnings for basic and diluted earnings per common share:
Net income	$93,865	$99,673	$292,250	$261,580
Less: Preferred stock dividends	1,968	1,968	5,906	5,884
Net income available to common shareholders	91,897	97,705	286,344	255,696
Less: Earnings applicable to participating restricted stock	455	245	1,425	656
Earnings applicable to common shareholders	$91,442	$97,460	$284,919	$255,040

Shares:
Weighted-average common shares outstanding - basic	91,559	91,959	91,554	91,912
Effect of dilutive securities	315	249	329	309
Weighted-average common shares outstanding - diluted	91,874	92,208	91,883	92,221

Earnings per common share:
Basic	$1.00	$1.06	$3.11	$2.77
Diluted	1.00	1.06	3.10	2.77

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
Potential common shares from non-participating restricted stock, of 44 thousand and 97 thousand for the three months ended September 30, 2019 and 2018, respectively, and 69 thousand and 54 thousand for the nine months ended September 30, 2019 and 2018, respectively, are excluded from the effect of dilutive securities because under application of the treasury stock method they would have been anti-dilutive.

Note 13: Derivative Financial Instruments
Webster uses derivative financial instruments, primarily interest rate swaps, caps, and floors, under its interest rate risk management strategy, to mitigate certain economic risks and to achieve greater stability in interest income and interest expense. For additional information on Webster's accounting policies for derivatives and risk management objectives or related exposure of using derivatives see Note 1 to the Consolidated Financial Statements and Note 15: Derivative Financial Instruments, respectively, in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Derivative Positions and Offsetting
Derivative positions are recorded at fair value with asset derivatives included in accrued interest receivable and other assets and liability derivatives included in accrued expenses and other liabilities on the consolidated balance sheet.
The following table presents the notional amounts and fair value of derivative positions:

	At September 30, 2019				At December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1) (2)	$1,525,000	$19,209	$—	$—	$325,000	$3,050	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,401,353	180,852	4,026,716	9,114	4,435,530	42,205	3,643,985	38,029
Mortgage banking derivatives (3)	61,367	506	74,000	184	13,599	226	17,000	293
Other (4)	107,022	776	151,219	762	85,432	797	140,601	688
Total not designated as hedging instruments	4,569,742	182,134	4,251,935	10,060	4,534,561	43,228	3,801,586	39,010
Gross derivative instruments, before netting	$6,094,742	201,343	$4,251,935	10,060	$4,859,561	46,278	$3,801,586	39,010
Less: Master netting agreements		6,240		6,240		2,495		2,495
Cash collateral		13,299		2,506		4,936		—
Total derivative instruments, after netting		$181,804		$1,314		$38,847		$36,515

(1)
Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. Notional amounts of interest rate swaps cleared through CME include $0.7 billion and $1.9 billion for asset derivatives and $2.8 billion and $1.1 billion for liability derivatives at September 30, 2019 and December 31, 2018, respectively. The related fair values approximate zero.

(2)	The increase in the notional amount is due to $1.0 billion interest rate floors purchased as part of the Company's balance sheet repositioning strategy.

(3)
Notional amounts related to residential loan commitments include mandatory forward commitments of $74.0 million, while notional amounts do not include approved floating rate commitments of $11.0 million, at September 30, 2019.

(4)
Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $65.0 million and $65.0 million for asset derivatives and $139.5 million and $96.3 million for liability derivatives at September 30, 2019 and December 31, 2018, respectively, that have insignificant related fair values.

All eligible dealer contracts are cleared through CME. In accordance with its rulebook, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. The Company has elected to record non-cleared derivative positions subject to a legally enforceable master netting agreement on a net basis. In addition, cash collateral received or posted is offset; however, securities collateral is not offset. At September 30, 2019, $13.3 million of cash collateral received is included in cash and due from banks on the consolidated balance sheet and is considered restricted in nature.
The following table presents fair value positions transitioned from gross to net upon application of counterparty netting agreements:

	At September 30, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$19,683	19,539	$144	$(201)	$(57)
Liability derivatives	8,816	8,746	70	(104)	(34)

	At December 31, 2018
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$9,928	$7,431	$2,497	$(755)	$1,742
Liability derivatives	2,566	2,495	71	—	71

Derivative Activity
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item and the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2019	2018	2019	2018
Fair value hedges:
Recognized on derivatives	Long-term debt	$10,624	$—	$26,436	$—
Recognized on hedged items	Long-term debt	(10,624)	—	(26,436)	—
Net recognized on fair value hedges		$—	$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$1,095	$1,667	$3,028	$5,158
Interest rate derivatives	Interest and fees on loans and leases	515	—	527	—
Net recognized on cash flow hedges		$1,610	$1,667	$3,555	$5,158

Additional information related to fair value hedges:

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
	At September 30,		At September 30,
(In thousands)	2019	2018	2019	2018
Long-term debt	$326,436	$—	$26,436	$—

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2019	2018	2019	2018
Interest rate derivatives	Other income	$784	$1,623	$5,906	$7,372
Mortgage banking derivatives	Mortgage banking activities	347	(26)	96	(95)
Other	Other income	1,679	(204)	1,603	1,230
Total not designated as hedging instruments		$2,810	$1,393	$7,605	$8,507

For purchased options designated as cash flow hedges time value is excluded from the assessment of hedge effectiveness. Premiums related to time value are amortized to net interest income on a straight-line basis. During 2019, premiums of $13.5 million were excluded from the assessment of hedge effectiveness which had a remaining unamortized balance of $12.9 million at September 30, 2019.
Amounts for the change in fair value of derivatives qualifying for cash flow hedge accounting treatment are recorded to AOCL and reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made. Over the next twelve months, an estimated $4.4 million reduction to interest expense will be reclassified from AOCL. Gains or losses on hedge termination are also recorded to AOCL and subsequently amortized into interest expense over the respective terms of the hedged debt instruments. Over the next twelve months, an estimated $2.7 million increase to interest expense will be reclassified from AOCL. At September 30, 2019, the remaining unamortized loss on terminated cash flow hedges is $5.8 million. The maximum length of time over which forecasted transactions are hedged is 10 years years.
Additional information about cash flow hedge activity impacting AOCL and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure
The Company had approximately $160.4 million in net margin posted with financial counterparties or the derivative clearing organization at September 30, 2019, which is primarily comprised of $57.8 million in initial margin collateral posted at CME and $113.5 million in CME variation margin posted.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $180.5 million at September 30, 2019. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $36.5 million at September 30, 2019.

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
All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Webster evaluates the credit risk of its counterparties to determine if any fair value adjustment related to credit risk may be required, by considering factors such as the likelihood of default by the counterparty, its net exposure, remaining contractual life, as well as the collateral securing the position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Webster reviews its counterparty exposure on a regular basis. When necessary, appropriate business actions are taken to mitigate the exposure. In accordance with its rulebook, CME legally characterizes variation margin payments for over-the-counter derivatives as settlement rather than collateral against derivative positions. This impacts Webster's counterparty relationship with CME, resulting in the fair value of the instrument including cash collateral to be represented as a single unit of account.

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
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of Accounting Standards Codification (ASC) Topic 825 "Financial Instruments." Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At September 30, 2019			At December 31, 2018
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$27,061	$26,696	$365	$7,908	$8,227	$(319)
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. Webster has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.7 million at September 30, 2019.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At September 30, 2019, these alternative investments had a remaining unfunded commitment of $25.0 million, with the increase from prior periods due to one new investment.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$19,924	$—	$—	$—	$19,924
Agency CMO	—	200,956	—	—	200,956
Agency MBS	—	1,598,836	—	—	1,598,836
Agency CMBS	—	610,350	—	—	610,350
CMBS	—	403,918	—	—	403,918
CLO	—	94,805	—	—	94,805
Corporate debt	—	31,314	—	—	31,314
Total available-for-sale investment securities	19,924	2,940,179	—	—	2,960,103
Gross derivative instruments, before netting (1)	658	200,685	—	—	201,343
Originated loans held for sale	—	27,061	—	—	27,061
Investments held in Rabbi Trust	4,673	—	—	—	4,673
Alternative investments	—	—	—	3,217	3,217
Total financial assets held at fair value	$25,255	$3,167,925	$—	$3,217	$3,196,397
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$491	$9,569	$—	$—	$10,060

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,550	$—	$—	$—	$7,550
Agency CMO	—	234,923	—	—	234,923
Agency MBS	—	1,481,089	—	—	1,481,089
Agency CMBS	—	566,237	—	—	566,237
CMBS	—	445,581	—	—	445,581
CLO	—	112,771	—	—	112,771
Corporate debt	—	50,579	—	—	50,579
Total available-for-sale investment securities	7,550	2,891,180	—	—	2,898,730
Gross derivative instruments, before netting (1)	758	45,520	—	—	46,278
Originated loans held for sale	—	7,908	—	—	7,908
Investments held in Rabbi Trust	4,307	—	—	—	4,307
Alternative investments	—	—	—	2,563	2,563
Total financial assets held at fair value	$12,615	$2,944,608	$—	$2,563	$2,959,786
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$38,422	$—	$—	$39,010

(1)
For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At September 30, 2019, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $6.9 million at September 30, 2019. No reduction for impairments, or adjustments due to observable price changes, was identified during the nine months ended September 30, 2019.
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
Other Real Estate Owned and Repossessed Assets. The total book value of other real estate owned (OREO) and repossessed assets was $4.0 million at September 30, 2019. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments and Servicing Assets
The Company is required to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair value, as well as servicing assets. The following is a description of valuation methodologies used for those assets and liabilities.
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
The estimated fair values of selected financial instruments and servicing assets are as follows:

	At September 30, 2019		At December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$5,193,521	$5,285,705	$4,325,420	$4,209,121
Level 3
Loans and leases, net	19,342,494	19,602,007	18,253,136	18,155,798
Mortgage servicing assets	17,877	34,025	21,215	45,478
Liabilities:
Level 2
Deposit liabilities	$20,025,100	$20,025,100	$18,662,299	$18,662,299
Time deposits	3,255,565	3,255,994	3,196,546	3,175,948
Securities sold under agreements to repurchase and other borrowings	1,210,692	1,207,411	581,874	581,874
FHLB advances	1,392,849	1,395,735	1,826,808	1,826,381
Long-term debt (1)	549,158	557,956	226,021	229,306

(1)
Adjustments to the carrying amount of long-term debt for unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value, see Note 8: Borrowings.

Note 15: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended September 30,
	2019			2018
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$2,001	$16	$22	$1,857	$35	$20
Expected return on plan assets	(2,815)	—	—	(3,178)	—	—
Recognized net loss	1,420	4	(2)	1,160	2,271	—
Net periodic benefit cost	$606	$20	$20	$(161)	$2,306	$20

	Nine months ended September 30,
	2019			2018
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$5,956	$48	$64	$5,577	$201	$59
Expected return on plan assets	(8,445)	—	—	(9,538)	—	—
Recognized net loss	4,280	11	(10)	3,480	2,729	—
Net periodic benefit cost	$1,791	$59	$54	$(481)	$2,930	$59

During 2019, the Company made a discretionary $10.0 million cash contribution to the Webster Bank Pension Plan. Additional contributions may be made, as deemed appropriate by management, in conjunction with information provided by the plan's actuaries.

Note 16: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated. Certain corporate treasury activities of the Company, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Description of Segment Reporting Methodology
Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates for funds transfer pricing, and allocations for provision for loan and lease losses, non-interest expense, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
Webster allocates interest income and interest expense to each business, while any mismatch associated with the matched maturity funding concept called Funds Transfer Pricing is absorbed in corporate treasury activities. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided.
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
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At September 30, 2019	$11,174,036	$75,636	$9,228,537	$9,416,891	$29,895,100
At December 31, 2018	10,477,050	70,826	8,727,335	8,335,104	27,610,315

The following tables present the operating results for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$96,817	$42,206	$99,459	$2,057	$240,539
Non-interest income	13,987	23,526	28,115	4,303	69,931
Non-interest expense	45,261	32,918	99,835	1,880	179,894
Pre-tax, pre-provision net revenue	65,543	32,814	27,739	4,480	130,576
Provision for loan and lease losses	9,312	—	1,988	—	11,300
Income (loss) before income tax expense	56,231	32,814	25,751	4,480	119,276
Income tax expense (benefit)	13,828	8,531	5,128	(2,076)	25,411
Net income	$42,403	$24,283	$20,623	$6,556	$93,865

	Three months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$91,243	$36,731	$101,952	$446	$230,372
Non-interest income	18,305	22,159	26,848	4,972	72,284
Non-interest expense	44,506	30,753	95,769	7,755	178,783
Pre-tax, pre-provision net revenue	65,042	28,137	33,031	(2,337)	123,873
Provision for loan and lease losses	9,991	—	509	—	10,500
Income (loss) before income tax expense	55,051	28,137	32,522	(2,337)	113,373
Income tax expense (benefit)	13,542	7,316	6,472	(13,630)	13,700
Net income	$41,509	$20,821	$26,050	$11,293	$99,673

	Nine months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$279,498	$126,573	$303,518	$14,288	$723,877
Non-interest income	42,643	74,082	81,172	16,499	214,396
Non-interest expense	136,075	100,693	291,076	8,376	536,220
Pre-tax, pre-provision net revenue	186,066	99,962	93,614	22,411	402,053
Provision for loan and lease losses	23,294	—	8,506	—	31,800
Income (loss) before income tax expense	162,772	99,962	85,108	22,411	370,253
Income tax expense (benefit)	40,037	25,990	16,940	(4,964)	78,003
Net income	$122,735	$73,972	$68,168	$27,375	$292,250

	Nine months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income (expense)	$264,353	$104,920	$302,782	$(2,505)	$669,550
Non-interest income	48,662	67,710	78,421	14,612	209,405
Non-interest expense	128,730	93,488	287,795	20,844	530,857
Pre-tax, pre-provision net revenue	184,285	79,142	93,408	(8,737)	348,098
Provision for loan and lease losses	25,468	—	6,532	—	32,000
Income (loss) before income tax expense	158,817	79,142	86,876	(8,737)	316,098
Income tax expense (benefit)	39,069	20,577	17,288	(22,416)	54,518
Net income	$119,748	$58,565	$69,588	$13,679	$261,580

Note 17: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Three months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$2,987	$22,264	$16,047	$112	$41,410
Wealth and investment services	2,650	—	5,855	(9)	8,496
Other	—	1,262	650	—	1,912
Revenue from contracts with customers	5,637	23,526	22,552	103	51,818
Other sources of non-interest income	8,350	—	5,563	4,200	18,113
Total non-interest income	$13,987	$23,526	$28,115	$4,303	$69,931

	Three months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$3,211	$21,294	$16,107	$(11)	$40,601
Wealth and investment services	2,577	—	5,843	(8)	8,412
Other	—	865	352	—	1,217
Revenue from contracts with customers	5,788	22,159	22,302	(19)	50,230
Other sources of non-interest income	12,517	—	4,546	4,991	22,054
Total non-interest income	$18,305	$22,159	$26,848	$4,972	$72,284

	Nine months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$9,108	$70,496	$47,701	$247	$127,552
Wealth and investment services	7,676	—	16,806	(26)	24,456
Other	—	3,586	1,855	—	5,441
Revenue from contracts with customers	16,784	74,082	66,362	221	157,449
Other sources of non-interest income	25,859	—	14,810	16,278	56,947
Total non-interest income	$42,643	$74,082	$81,172	$16,499	$214,396

	Nine months ended September 30, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income
Deposit service fees	$9,613	$65,112	$47,079	$107	$121,911
Wealth and investment services	7,703	—	17,060	(25)	24,738
Other	—	2,598	1,485	—	4,083
Revenue from contracts with customers	17,316	67,710	65,624	82	150,732
Other sources of non-interest income	31,346	—	12,797	14,530	58,673
Total non-interest income	$48,662	$67,710	$78,421	$14,612	$209,405

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30 2019	At December 31, 2018
Commitments to extend credit	$5,894,781	$5,840,585
Standby letter of credit	194,430	189,040
Commercial letter of credit	21,609	21,181
Total credit-related financial instruments with off-balance sheet risk	$6,110,820	$6,050,806

These commitments subject the Company to potential exposure in excess of the amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities on the consolidated balance sheet.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$2,537	$2,596	$2,506	$2,362
(Benefit) provision charged to expense	(68)	28	(37)	262
Ending balance	$2,469	$2,624	$2,469	$2,624

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, September 30, 2019, through the issuance of this Quarterly Report on Form 10-Q. On October 29, 2019, the Company's Board of Directors approved an increase of its repurchase authority from $78.7 million to $200.0 million under the Company's common stock repurchase program. Except for the common stock repurchase plan repurchase authority increase, the Company determined that no other significant events were identified requiring recognition or disclosure in this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2019, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period.

Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2019	2018	2019	2018
Earnings:
Net interest income	$240,539	$230,372	$723,877	$669,550
Provision for loan and lease losses	11,300	10,500	31,800	32,000
Total non-interest income	69,931	72,284	214,396	209,405
Total non-interest expense	179,894	178,783	536,220	530,857
Net income	93,865	99,673	292,250	261,580
Earnings applicable to common shareholders	91,442	97,460	284,919	255,040
Share Data:
Weighted-average common shares outstanding - diluted	91,874	92,208	91,883	92,221
Diluted earnings per common share	$1.00	$1.06	$3.10	$2.77
Dividends and dividend equivalents declared per common share	0.40	0.33	1.13	0.92
Dividends declared per preferred share	328.13	328.13	984.38	995.31
Book value per common share	32.68	28.96	32.68	28.96
Tangible book value per common share (non-GAAP)	26.58	22.83	26.58	22.83
Selected Ratios:
Net interest margin	3.49%	3.61%	3.62%	3.54%
Return on average assets (annualized basis)	1.27	1.47	1.36	1.30
Return on average common shareholders' equity (annualized basis)	12.36	14.74	13.26	13.05
CET1 risk-based capital	11.63	11.23	11.63	11.23
Tangible common equity ratio (non-GAAP)	8.34	7.86	8.34	7.86
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	15.37	18.88	16.61	16.81
Efficiency ratio (non-GAAP)	56.60	57.41	56.21	58.29
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2019	2018
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,152,394	$2,816,198
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	561,252	565,099
Tangible common shareholders' equity (non-GAAP)	$2,446,105	$2,106,062
Common shares outstanding	92,034	92,230
Tangible book value per common share (non-GAAP)	$26.58	$22.83

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,446,105	$2,106,062
Total Assets (GAAP)	$29,895,100	$27,346,317
Less: Goodwill and other intangible assets (GAAP)	561,252	565,099
Tangible assets (non-GAAP)	$29,333,848	$26,781,218
Tangible common equity ratio (non-GAAP)	8.34%	7.86%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$93,865	$99,673	$292,250	$261,580
Less: Preferred stock dividends (GAAP)	1,968	1,968	5,906	5,884
Add: Intangible assets amortization, tax-effected (GAAP)	759	759	2,279	2,279
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$92,656	$98,464	$288,623	$257,975
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$370,625	$393,857	$384,831	$343,967
Average shareholders' equity (non-GAAP)	$3,118,691	$2,796,809	$3,024,299	$2,758,190
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,037	145,078
Average goodwill and other intangible assets (non-GAAP)	561,715	565,559	562,673	566,535
Average tangible common shareholders' equity (non-GAAP)	$2,411,939	$2,086,213	$2,316,589	$2,046,577
Return on average tangible common shareholders' equity (non-GAAP)	15.37%	18.88%	16.61%	16.81%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$179,894	$178,783	$536,220	$530,857
Less: Foreclosed property activity (GAAP)	(128)	(309)	(436)	(330)
Intangible assets amortization (GAAP)	961	961	2,885	2,885
Other expense (non-GAAP) (1)	1,750	2,959	1,757	11,558
Non-interest expense (non-GAAP)	$177,311	$175,172	$532,014	$516,744
Net interest income (GAAP)	$240,539	$230,372	$723,877	$669,550
Add: Tax-equivalent adjustment (non-GAAP)	2,436	2,172	7,209	6,619
Non-interest income (GAAP)	69,931	72,284	214,396	209,405
Other (non-GAAP) (2)	350	308	1,046	962
Income (non-GAAP)	$313,256	$305,136	$946,528	$886,536
Efficiency ratio (non-GAAP)	56.60%	57.41%	56.21%	58.29%

(1)
Other expense includes business and facility optimization charges. In addition, there was a $2.8 million and $10.0 million charge relating to additional FDIC premiums for the three and nine months ended September 30, 2018, respectively.

(2)	Other income includes low income housing tax credits.

Financial Performance Summary
Comparison to Prior Year Quarter
For the three months ended September 30, 2019, net income of $93.9 million decreased $5.8 million, or 6%, from the three months ended September 30, 2018 primarily due to a decrease in discrete tax benefits as the prior year period included $8.5 million in discrete tax benefits from tax planning initiatives. The effective income tax rate was 21.3% for the three months ended September 30, 2019 compared to 12.1% for the three months ended September 30, 2018. The increase in net interest income was primarily driven by loan growth. Non-interest income decreased from lower syndication fees during the three months ended September 30, 2019. The increase in net interest income, coupled with the decrease in non-interest income and a modest increase in non-interest expense resulted in a non-GAAP efficiency ratio of 56.6%.
Earnings applicable to common shareholders of $91.4 million and diluted earnings per share of $1.00 for the three months ended September 30, 2019 compared to earnings applicable to common shareholders of $97.5 million and diluted earnings per share of $1.06 for the three months ended September 30, 2018.
Comparison to Prior Year to Date
For the nine months ended September 30, 2019, net income of $292.3 million increased $30.7 million, or 12%, from the nine months ended September 30, 2018 due to strong performance across all businesses driven by increased net interest margin and stable credit quality. The effective income tax rate was 21.1% for the nine months ended September 30, 2019 compared to 17.2% for the nine months ended September 30, 2018. The increase in net interest margin, coupled with increased non-interest income and a modest increase in non-interest expense resulted in a non-GAAP efficiency ratio of 56.2%.
Earnings applicable to common shareholders of $284.9 million and diluted earnings per share was $3.10 for the nine months ended September 30, 2019 compared to earnings applicable to common shareholders of $255.0 million and diluted earnings per share of $2.77 for the nine months ended September 30, 2018.

The following tables summarize daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$19,473,293	$237,131	4.80%	$18,060,842	$216,065	4.71%
Investment securities (1)	7,929,568	57,810	2.93	7,104,625	52,342	2.91
FHLB and FRB stock	104,975	1,120	4.23	126,558	1,586	4.97
Interest-bearing deposits	63,751	345	2.12	72,157	334	1.81
Securities	8,098,294	59,275	2.94	7,303,340	54,262	2.94
Loans held for sale	20,301	166	3.29	20,291	208	4.10
Total interest-earning assets	27,591,888	$296,572	4.25%	25,384,473	$270,535	4.20%
Non-interest-earning assets	1,965,521			1,663,012
Total Assets	$29,557,409			$27,047,485

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,322,932	$—	—%	$4,257,448	$—	—%
Health savings accounts	6,274,341	3,135	0.20	5,576,417	2,793	0.20
Interest-bearing checking, money market and savings	9,256,189	14,697	0.63	9,135,736	9,827	0.43
Time deposits	3,301,588	16,382	1.97	2,935,663	11,777	1.59
Total deposits	23,155,050	34,214	0.59	21,905,264	24,397	0.44

Securities sold under agreements to repurchase and other borrowings	1,362,877	6,571	1.89	729,154	3,084	1.66
FHLB advances	1,017,787	6,910	2.66	1,155,768	7,685	2.60
Long-term debt (1)	543,869	5,902	4.52	225,926	2,825	5.00
Total borrowings	2,924,533	19,383	2.63	2,110,848	13,594	2.53
Total interest-bearing liabilities	26,079,583	$53,597	0.81%	24,016,112	$37,991	0.63%
Non-interest-bearing liabilities	359,135			234,564
Total liabilities	26,438,718			24,250,676

Preferred stock	145,037			145,037
Common shareholders' equity	2,973,654			2,651,772
Total shareholders' equity	3,118,691			2,796,809
Total Liabilities and Shareholders' Equity	$29,557,409			$27,047,485
Tax-equivalent net interest income		$242,975			$232,544
Less: Tax-equivalent adjustments		(2,436)			(2,172)
Net interest income		$240,539			$230,372
Net interest margin			3.49%			3.61%

(1)	For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.

	Nine months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$19,007,780	$703,136	4.90%	$17,901,888	$618,419	4.58%
Investment securities (1)	7,572,687	171,265	3.01	7,135,037	157,108	2.91
FHLB and FRB stock	108,716	3,949	4.86	130,947	4,587	4.68
Interest-bearing deposits	56,449	983	2.30	63,807	782	1.62
Securities	7,737,852	176,197	3.03	7,329,791	162,477	2.96
Loans held for sale	19,013	459	3.22	17,292	498	3.84
Total interest-earning assets	26,764,645	$879,792	4.36%	25,248,971	$781,394	4.09%
Non-interest-earning assets	1,872,632			1,645,331
Total Assets	$28,637,277			$26,894,302

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,261,060	$—	—%	$4,177,004	$—	—%
Health savings accounts	6,213,150	9,150	0.20	5,508,325	8,152	0.20
Interest-bearing checking, money market and savings	9,050,853	40,622	0.60	9,172,498	25,399	0.37
Time deposits	3,290,044	48,219	1.96	2,710,917	29,227	1.44
Total deposits	22,815,107	97,991	0.57	21,568,744	62,778	0.39

Securities sold under agreements to repurchase and other borrowings	918,864	13,227	1.90	824,203	10,722	1.72
FHLB advances	1,084,332	22,467	2.73	1,288,410	23,437	2.40
Long-term debt (1)	441,329	15,021	4.63	225,863	8,288	4.89
Total borrowings	2,444,525	50,715	2.75	2,338,476	42,447	2.40
Total interest-bearing liabilities	25,259,632	$148,706	0.78%	23,907,220	$105,225	0.59%
Non-interest-bearing liabilities	353,346			228,892
Total liabilities	25,612,978			24,136,112

Preferred stock	145,037			145,078
Common shareholders' equity	2,879,262			2,613,112
Total shareholders' equity	3,024,299			2,758,190
Total Liabilities and Shareholders' Equity	$28,637,277			$26,894,302
Tax-equivalent net interest income		$731,086			$676,169
Less: Tax-equivalent adjustments		(7,209)			(6,619)
Net interest income		$723,877			$669,550
Net interest margin			3.62%			3.54%

(1)	For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
Net interest income and net interest margin are impacted by the level of interest rates, mix of assets earning and liabilities bearing those interest rates, and the volume of interest-earning assets and interest-bearing liabilities. These factors are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest lost to non-performing assets.

Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 77.1% of total revenue for the nine months ended September 30, 2019.
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
The federal funds rate target range was 1.25-1.50% at December 31, 2017 compared to 2.25-2.50% at December 31, 2018 and 1.75-2.00% at September 30, 2019. See the "Asset/Liability Management and Market Risk" section for further discussion of Webster’s interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $240.5 million for the three months ended September 30, 2019 compared to $230.4 million for the three months ended September 30, 2018, an increase of $10.2 million.
Net interest margin decreased 12 basis points to 3.49% for the three months ended September 30, 2019 from 3.61% for the three months ended September 30, 2018. On a fully tax-equivalent basis, net interest income increased $10.4 million when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily the result of strong loan growth and increased yields, partially offset by an increase in the level of borrowings and in the cost of deposits other than health savings account deposits.
Comparison to Prior Year to Date
Net interest income totaled $723.9 million for the nine months ended September 30, 2019 compared to $669.6 million for the nine months ended September 30, 2018, an increase of $54.3 million.
Net interest margin increased 8 basis points to 3.62% for the nine months ended September 30, 2019 from 3.54% for the nine months ended September 30, 2018. On a fully tax-equivalent basis, net interest income increased $54.9 million when compared to the same period in 2018. The increase for the nine months ended September 30, 2019 was primarily the result of strong loan growth and increased yields, partially offset by an increase in the cost of deposits other than health savings account deposits.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2019 vs. 2018 Increase (decrease) due to			2019 vs. 2018 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$4,505	$16,559	$21,064	$45,017	$39,699	$84,716
Loans held for sale	(38)	(2)	(40)	(14)	(24)	(38)
Securities (2)	(766)	5,778	5,012	5,052	8,667	13,719
Total interest income	$3,701	$22,335	$26,036	$50,055	$48,342	$98,397
Interest on interest-bearing liabilities:
Deposits	$8,169	$1,647	$9,816	$29,617	$5,595	$35,212
Borrowings	(353)	6,142	5,789	2,643	5,625	8,268
Total interest expense	$7,816	$7,789	$15,605	$32,260	$11,220	$43,480
Net change in net interest income	$(4,115)	$14,546	$10,431	$17,795	$37,122	$54,917

(1)	The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

(2)	Securities include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.

Average loans and leases for the nine months ended September 30, 2019 increased $1.1 billion compared to the average for the nine months ended September 30, 2018. The loan and lease portfolio comprised 71.0% of the average interest-earning assets at September 30, 2019 compared to 70.9% of the average interest-earning assets at September 30, 2018. The loan and lease portfolio yield increased 32 basis points to 4.90% for the nine months ended September 30, 2019 compared to the loan and lease portfolio yield of 4.58% for the nine months ended September 30, 2018. The increase in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting higher and growth in commercial loans with higher yields.
Average securities for the nine months ended September 30, 2019 increased $408.1 million compared to the average for the nine months ended September 30, 2018. The securities portfolio comprised 28.9% of the average interest-earning assets at September 30, 2019 compared to 29.0% of the average interest-earning assets at September 30, 2018. The securities portfolio yield increased 7 basis points to 3.03% for the nine months ended September 30, 2019 compared to the securities portfolio yield of 2.96% for the nine months ended September 30, 2018. The increase in yield on the securities portfolio is primarily due to increased yield on variable-rate securities.
Average total deposits for the nine months ended September 30, 2019 increased $1.2 billion compared to the average for the nine months ended September 30, 2018. The increase is due to growth in health savings accounts and time deposits which was slightly offset by lower balances from other interest-bearing deposits. The average cost of deposits increased 18 basis points to 0.57% for the nine months ended September 30, 2019 from 0.39% for the nine months ended September 30, 2018. The average cost of deposits increased due to selected deposit product rate increases and a change in mix into certificate of deposit accounts. Higher cost time deposits increased to 17.7% for the nine months ended September 30, 2019 from 15.6% for the nine months ended September 30, 2018, as a percentage of total interest-bearing deposits.
Average total borrowings for the nine months ended September 30, 2019 increased $106.0 million compared to the average for the nine months ended September 30, 2018. Average securities sold under agreements to repurchase and other borrowings increased $94.7 million, while average FHLB advances decreased $204.1 million. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, which resulted in an increase of $215.5 million in average long-term debt. See "Sources of Funds and Liquidity" section for further discussion of the notes issued. The average cost of borrowings increased 35 basis points to 2.75% for the nine months ended September 30, 2019 from 2.40% for the nine months ended September 30, 2018. The increase in the average cost of borrowings was largely a result of changes in the federal funds rate and the senior notes.
Cash flow hedges, including outstanding hedges and terminated forward starting hedges, impacted the average cost of funding as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Interest rate swaps on FHLB advances	$1,001	$1,513	$2,634	$4,656
Interest rate swaps on senior fixed-rate notes	76	76	229	229
Interest rate swaps on brokered/certificates of deposits	18	78	165	273
Net increase to interest expense on borrowings	$1,095	$1,667	$3,028	$5,158
Provision for Loan and Lease Losses
Comparison to Prior Year Quarter
The provision for loan and lease losses was $11.3 million for the three months ended September 30, 2019, which increased $0.8 million compared to the three months ended September 30, 2018. This level of provision for loan and lease losses is primarily due to loan growth, mix, and stable asset quality.
Comparison to Prior Year to Date
The provision for loan and lease losses was $31.8 million for the nine months ended September 30, 2019, which decreased $0.2 million compared to the nine months ended September 30, 2018. This level of provision for loan and lease losses is primarily due to loan growth, mix, and stable asset quality.
See the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology" contained elsewhere in the report for further details.

Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Deposit service fees	$41,410	$40,601	$809	2.0%	$127,552	$121,911	$5,641	4.6%
Loan and lease related fees	8,246	10,782	(2,536)	(23.5)	22,623	24,111	(1,488)	(6.2)
Wealth and investment services	8,496	8,412	84	1.0	24,456	24,738	(282)	(1.1)
Mortgage banking activities	2,133	1,305	828	63.4	3,829	3,684	145	3.9
Increase in cash surrender value of life insurance policies	3,708	3,706	2	0.1	10,942	10,921	21	0.2
Other income	5,938	7,478	(1,540)	(20.6)	24,994	24,040	954	4.0
Total non-interest income	$69,931	$72,284	$(2,353)	(3.3)	$214,396	$209,405	$4,991	2.4
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2019 was $69.9 million, a decrease of $2.4 million, or 3.3%, compared to $72.3 million for the three months ended September 30, 2018. The decrease is primarily attributable to lower loan and lease related fees and other income, partially offset by higher deposit service fees and mortgage banking activities.
Loan and lease related fees totaled $8.2 million for the three months ended September 30, 2019, compared to $10.8 million for the three months ended September 30, 2018. The decrease is due to lower syndication fees in the current period.
Other income totaled $5.9 million for the three months ended September 30, 2019, compared to $7.5 million for the three months ended September 30, 2018. The decrease was primarily due to lower client interest rate hedging activities and related income and a write-down in one equity method investment.
Deposit service fees totaled $41.4 million for the three months ended September 30, 2019, compared to $40.6 million for the three months ended September 30, 2018. The increase was a result of higher checking account service charges and check card interchange fees attributable to health savings account growth.
Mortgage banking activities totaled $2.1 million for the three months ended September 30, 2019, compared to $1.3 million for the three months ended September 30, 2018. The increase was primarily driven by increased originations for sale and lock volume.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2019 was $214.4 million, an increase of $5.0 million, or 2.4%, compared to $209.4 million for the nine months ended September 30, 2018. The increase is primarily attributable to higher deposit service fees and other income, partially offset by lower loan and lease related fees.
Deposit service fees totaled $127.6 million for the nine months ended September 30, 2019, compared to $121.9 million for the nine months ended September 30, 2018. The increase was a result of higher checking account service charges and check card interchange fees attributable to health savings account growth.
Other income totaled $25.0 million for the nine months ended September 30, 2019, compared to $24.0 million for the nine months ended September 30, 2018. The increase was primarily due to gains from bank owned life insurance offset by a write-down in one equity method investment.
Loan and lease related fees totaled $22.6 million for the nine months ended September 30, 2019, compared to $24.1 million for the nine months ended September 30, 2018. The decrease was due to lower syndication fees exceeding modest increases in most other loan and lease related fee types.

Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Compensation and benefits	$98,623	$96,640	$1,983	2.1%	$294,935	$284,457	$10,478	3.7%
Occupancy	14,087	14,502	(415)	(2.9)	42,802	45,489	(2,687)	(5.9)
Technology and equipment	26,180	24,553	1,627	6.6	77,644	73,019	4,625	6.3
Intangible assets amortization	961	961	—	—	2,885	2,885	—	—
Marketing	4,758	4,052	706	17.4	12,329	12,493	(164)	(1.3)
Professional and outside services	5,024	4,930	94	1.9	16,706	14,099	2,607	18.5
Deposit insurance	4,409	9,694	(5,285)	(54.5)	13,292	30,098	(16,806)	(55.8)
Other expense	25,852	23,451	2,401	10.2	75,627	68,317	7,310	10.7
Total non-interest expense	$179,894	$178,783	$1,111	0.6	$536,220	$530,857	$5,363	1.0
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2019 was $179.9 million, an increase of $1.1 million, or 0.6%, compared to $178.8 million for the three months ended September 30, 2018. The increase is primarily attributable to higher compensation and benefits, technology and equipment, and other expense partially offset by lower deposit insurance.
Compensation and benefits totaled $98.6 million for the three months ended September 30, 2019, compared to $96.6 million for the three months ended September 30, 2018. The increase was due to additional hires.
Technology and equipment totaled $26.2 million for the three months ended September 30, 2019, compared to $24.6 million for the three months ended September 30, 2018. The increase was due to higher service contracts to support strategic infrastructure projects.
Other expense totaled $25.9 million for the three months ended September 30, 2019, compared to $23.5 million for the three months ended September 30, 2018. The increase was primarily due to a write-down of premises and equipment.
Deposit insurance totaled $4.4 million for the three months ended September 30, 2019, compared to $9.7 million for the three months ended September 30, 2018. The decrease is due to the FDIC temporary surcharge ending during the fourth quarter of 2018 and a $2.8 million charge in 2018 related to additional FDIC premiums.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2019 was $536.2 million, an increase of $5.4 million, or 1.0%, compared to $530.9 million for the nine months ended September 30, 2018. The increase is primarily attributable to higher compensation and benefits, technology and equipment, professional and outside services, and other expense somewhat offset by lower occupancy and deposit insurance.
Compensation and benefits totaled $294.9 million for the nine months ended September 30, 2019, compared to $284.5 million for the nine months ended September 30, 2018. The increase was due to additional hires, annual merit increases, and other benefit costs.
Technology and equipment totaled $77.6 million for the nine months ended September 30, 2019, compared to $73.0 million for the nine months ended September 30, 2018. The increase was due to higher service contracts to support strategic infrastructure projects.
Professional and outside services totaled $16.7 million for the nine months ended September 30, 2019, compared to $14.1 million for the nine months ended September 30, 2018. The increase was primarily due to increased consulting fees for strategic projects.
Other expense totaled $75.6 million for the nine months ended September 30, 2019, compared to $68.3 million for the nine months ended September 30, 2018. The increase was primarily due to a write-down of premises and equipment as well as legal settlements and sales costs.
Occupancy totaled $42.8 million for the nine months ended September 30, 2019, compared to $45.5 million for the nine months ended September 30, 2018. The decrease was due to branch optimization costs in 2018.
Deposit insurance totaled $13.3 million for the nine months ended September 30, 2019, compared to $30.1 million for the nine months ended September 30, 2018. The decrease is due to the FDIC temporary surcharge ending during the fourth quarter of 2018 and a $10.0 million charge in 2018 related to additional FDIC premiums.

Income Taxes
Webster recognized income tax expense of $25.4 million and $78.0 million, reflecting effective tax rates of 21.3% and 21.1%, for the three and nine months ended September 30, 2019, respectively, compared to $13.7 million and $54.5 million, reflecting effective tax rates of 12.1% and 17.2%, for the three and nine months ended September 30, 2018, respectively.
The increases in both tax expense and the effective tax rate for the three months ended September 30, 2019 as compared to the same period in 2018 principally reflect the recognition of $8.5 million of tax planning benefits during the 2018 period. For the nine months ended September 30, 2019 as compared to the same period in 2018, the increase in tax expense reflects the higher level of pre-tax income during the 2019 period and the $8.5 million of tax planning benefits recognized during the 2018 period, while the increase in the effective tax rate principally reflects the tax planning benefits previously described.
The Company recognized $1.7 million and $6.2 million of net tax benefits specific to the three and nine months ended September 30, 2019, respectively, compared to $12.6 million and $17.1 million specific to the three and nine months ended September 30, 2018, respectively. The decreases in net tax benefits specific to the three and nine months ended September 30, 2019 as compared to the same periods in 2018 reflect the $8.5 million of tax planning benefits recognized during 2018 and reductions in excess tax benefits from stock-based compensation of $1.9 million and $2.5 million, respectively.
For additional information on Webster's income taxes, including deferred tax assets, see Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These three segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated. Certain corporate treasury activities of the Company, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category. See Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a reconciliation of segment information to amounts reported in accordance with GAAP and for a description of segment reporting methodology.
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
HSA Bank offers comprehensive consumer directed healthcare solutions that include, health savings accounts, health reimbursement accounts, flexible spending accounts, and other financial solutions. Health savings accounts are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. Health savings accounts are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly as well as through national and regional insurance carriers, benefit consultants and financial advisors.
HSA Bank deposits provide long duration low-cost funding that is used to minimize the Company’s use of wholesale funding in support of the Company’s loan growth. In addition, non-interest revenue is generated predominantly through service fees and interchange income.
Community Banking is comprised of Personal Banking and Business Banking operating segments.
Through a distribution network, consisting of 157 banking centers and 309 ATMs, a customer care center, and a full range of web and mobile-based banking services, it serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$96,817	$91,243	$279,498	$264,353
Non-interest income	13,987	18,305	42,643	48,662
Non-interest expense	45,261	44,506	136,075	128,730
Pre-tax, pre-provision net revenue	65,543	65,042	186,066	184,285
Provision for loan and lease losses	9,312	9,991	23,294	25,468
Income before income tax expense	56,231	55,051	162,772	158,817
Income tax expense	13,828	13,542	40,037	39,069
Net income	$42,403	$41,509	$122,735	$119,748
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue increased $0.5 million, or 0.8%, for the three months ended September 30, 2019 as compared to the same period in 2018. Net interest income increased $5.6 million, primarily as a result of loan growth. Non-interest income decreased $4.3 million, driven by the prior year quarter benefiting from higher syndication fees and a write-down in one equity method investment in the current period. Non-interest expense increased $0.8 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
The provision for loan and lease losses allocation decreased by $0.7 million.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue increased $1.8 million, or 1.0%, for the nine months ended September 30, 2019 as compared to the same period in 2018. Net interest income increased $15.1 million, primarily a result of loan and deposit growth. Non-interest income decreased $6.0 million, primarily due to lower syndication fees, reduced client interest rate hedging activity and a write-down in one equity method investment. Non-interest expense increased $7.3 million, primarily due to strategic hires and investments in product enhancements and infrastructure.
The provision for loan and lease losses allocation decreased by $2.2 million largely due to stable asset quality.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2019	At December 31, 2018
Loans and leases	$11,121,424	$10,437,319
Deposits	4,527,556	4,030,554

Assets under administration/management	2,178,841	1,930,199
Loans and leases increased $684.1 million at September 30, 2019 compared to December 31, 2018. Loan originations in the nine months ended September 30, 2019 and 2018 were $2.8 billion and $3.1 billion, respectively.
Deposits increased $497.0 million at September 30, 2019 compared to December 31, 2018. The increase was primarily due the intermittent nature of governmental entity deposits.
The Private Banking operating segment held approximately $501.6 million and $422.5 million in assets under administration and $1.7 billion and $1.5 billion in assets under management at September 30, 2019 and December 31, 2018, respectively.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$42,206	$36,731	$126,573	$104,920
Non-interest income	23,526	22,159	74,082	67,710
Non-interest expense	32,918	30,753	100,693	93,488
Pre-tax net revenue	32,814	28,137	99,962	79,142
Income tax expense	8,531	7,316	25,990	20,577
Net income	$24,283	$20,821	$73,972	$58,565
Comparison to Prior Year Quarter
Pre-tax net revenue increased $4.7 million, or 16.6%, for the three months ended September 30, 2019 as compared to the same period in 2018. Net interest income increased $5.5 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $1.4 million, due to growth in accounts. Non-interest expense increased $2.2 million, primarily due to account growth and expanded distribution.
Comparison to Prior Year to Date
Pre-tax net revenue increased $20.8 million, or 26.3%, for the nine months ended September 30, 2019 as compared to the same period in 2018. Net interest income increased $21.7 million, primarily due to growth in deposits and improved deposit spreads. Non-interest income increased $6.4 million, due to growth in accounts. Non-interest expense increased $7.2 million, primarily due to account growth and expanded distribution.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2019	At December 31, 2018
Deposits	$6,288,218	$5,740,601

Assets under administration	1,875,077	1,460,204
Total footings	$8,163,295	$7,200,805
Deposits increased $547.6 million at September 30, 2019 compared to December 31, 2018, due to an increase in new accounts.
Assets under administration, through linked brokerage accounts, increased $414.9 million at September 30, 2019 compared to December 31, 2018, primarily driven by investment account growth, continued net contributions by account holders, and appreciation in market value of investments.

Community Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net interest income	$99,459	$101,952	$303,518	$302,782
Non-interest income	28,115	26,848	81,172	78,421
Non-interest expense	99,835	95,769	291,076	287,795
Pre-tax, pre-provision net revenue	27,739	33,031	93,614	93,408
Provision for loan and lease losses	1,988	509	8,506	6,532
Income before income taxes	25,751	32,522	85,108	86,876
Income tax expense	5,128	6,472	16,940	17,288
Net income	$20,623	$26,050	$68,168	$69,588
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue decreased $5.3 million, or 16.0%, for the three months ended September 30, 2019 as compared to the same period in 2018. Net interest income decreased $2.5 million, primarily due to declining interest rates on loans coupled with an increase in deposit costs; which more than offset balance growth in the loan and deposit portfolios. Non-interest income increased $1.3 million, primarily due to increased mortgage banking activities. Non-interest expense increased $4.1 million, driven by increased employee related costs, investments in technology and compliance, and a write-down of premises and equipment in connection with business optimization activities.
The provision for loan and lease losses allocation increased by $1.5 million in large part due to loan growth.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue increased $0.2 million, or 0.2%, for the nine months ended September 30, 2019 as compared to the same period in 2018. Net interest income increased $0.7 million, primarily due to growth in loan and deposit balances which offset the impact of declining interest rates on loans and increased deposit costs. Non-interest income increased $2.8 million, due to overall growth in loan servicing and deposit related fees, fees from interest rate hedging activities, as well as gains from SBA loan and asset sales. Non-interest expense increased $3.3 million, driven by increased employee related costs, investments in technology and compliance, and a write-down of premises and equipment in connection with business optimization strategies; partially offset by lower occupancy related expenses.
The provision for loan and lease losses allocation increased by $2.0 million in large part due to loan growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2019	At December 31, 2018
Loans	$8,430,174	$8,028,115
Deposits	12,462,155	11,856,652

Assets under administration	3,547,923	3,391,946
Loans increased $402.1 million at September 30, 2019 compared to December 31, 2018. The increase in loan balances is primarily driven by a $242.2 million purchase of residential loans during the first quarter of 2019. Strong residential originations were partially offset by continuing paydowns in home equity portfolios.
Loan originations in the nine months ended September 30, 2019 and 2018 were $1.5 billion and $1.0 billion, respectively. The $487.4 million increase was driven by a $411.5 million increase in residential mortgage originations.
Deposits increased $605.5 million at September 30, 2019 compared to December 31, 2018 due to growth in all deposit categories, particularly time deposits, which are influenced by higher market interest rates.
Additionally, at September 30, 2019 and December 31, 2018, Webster Bank's investment services division held $3.5 billion and $3.4 billion, respectively, of assets under administration through its strategic partnership with LPL.

Financial Condition
Webster had total assets of $29.9 billion at September 30, 2019 and $27.6 billion at December 31, 2018 as:

•
loans and leases, $19.3 billion, net of ALLL of $209.2 million, at September 30, 2019 increased $1.1 billion compared to loans and leases of $18.3 billion, net of ALLL of $212.4 million, at December 31, 2018, while;

•
total deposits, $23.3 billion at September 30, 2019 increased $1.4 billion compared to total deposits of $21.9 billion at December 31, 2018, the result of a 7.3% increase in interest bearing deposits, primarily due to growth in health savings accounts and time deposits.

At September 30, 2019, total shareholders' equity of $3.2 billion increased $265.9 million compared to total shareholders' equity of $2.9 billion at December 31, 2018. Changes in shareholders' equity for the nine months ended September 30, 2019 include:

•	an increase of $292.3 million from net income;

•	an increase of $9.7 million related to share-based award activity, partially offset by;

•	a reduction of $19.3 million from purchases of treasury stock at cost, and;

•	reductions of $104.4 million for common dividends and $5.9 million for preferred dividends paid.
The quarterly cash dividend to shareholders was increased to $0.40 per common share effective April 22, 2019. See the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At September 30, 2019, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
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
The carrying value of investment securities totaled $8.2 billion at September 30, 2019 and $7.2 billion at December 31, 2018.
Available-for-sale investment securities increased by $61.4 million, primarily due to purchase activity for Agency MBS and, to a lesser extent, CMBS, offset by principal paydowns. The tax-equivalent yield in the portfolio was 2.98% for the nine months ended September 30, 2019 compared to 2.86% for the nine months ended September 30, 2018.
Held-to-maturity investment securities increased by $868.1 million, primarily due to additional purchase activity for Agency MBS and Agency CMBS related to the Company's balance sheet repositioning strategy. The tax-equivalent yield in the portfolio was 3.02% for the nine months ended September 30, 2019 compared to 2.94% for the nine months ended September 30, 2018.
The Company held $2.4 billion in investment securities that are in an unrealized loss position at September 30, 2019. Approximately $0.5 billion of this total has been in an unrealized loss position for less than twelve months, while the remainder, $1.9 billion, has been in an unrealized loss position for twelve months or longer.
The Company held $6.2 billion in investment securities that were in an unrealized loss position at December 31, 2018. Approximately $1.2 billion of this total had been in an unrealized loss position for less than twelve months, while the remainder, $5.0 billion, had been in an unrealized loss position for twelve months or longer.
These investment securities were evaluated by management and were determined not to be other than temporarily impaired, at September 30, 2019 and December 31, 2018. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. To the extent that credit movements and other related factors influence the fair value of its investments, the Company may be required to record impairment charges for OTTI in future periods. The total unrealized loss was $26.8 million at September 30, 2019.
The benchmark 10-year U.S. Treasury rate decreased to 1.68% at September 30, 2019 from 2.69% at December 31, 2018.

The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2019				At December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$19,918	$6	$—	$19,924	$7,549	$1	$—	$7,550
Agency CMO	198,917	2,704	(665)	200,956	238,968	412	(4,457)	234,923
Agency MBS	1,573,984	29,930	(5,078)	1,598,836	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	611,925	1,239	(2,814)	610,350	608,167	—	(41,930)	566,237
CMBS	403,782	182	(46)	403,918	447,897	645	(2,961)	445,581
CLO	95,099	73	(367)	94,805	114,641	94	(1,964)	112,771
Corporate debt	35,567	—	(4,253)	31,314	55,860	—	(5,281)	50,579
Available-for-sale	$2,939,192	$34,134	$(13,223)	$2,960,103	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$179,773	$1,430	$(680)	$180,523	$208,113	$287	$(5,255)	$203,145
Agency MBS	3,085,000	54,083	(11,249)	3,127,834	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	950,217	13,430	(1,569)	962,078	667,500	53	(22,572)	644,981
Municipal bonds and notes	742,844	33,780	(17)	776,607	715,041	2,907	(18,285)	699,663
CMBS	235,687	3,012	(36)	238,663	216,943	405	(2,388)	214,960
Held-to-maturity	$5,193,521	$105,735	$(13,551)	$5,285,705	$4,325,420	$11,902	$(128,201)	$4,209,121
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

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	%	Amount	%
Commercial:
Commercial non-mortgage	$5,385,782	27.5	$5,269,557	28.5
Asset-based	1,125,810	5.8	971,876	5.3
Total commercial	6,511,592	33.3	6,241,433	33.8
Commercial real estate:
Commercial real estate	5,109,956	26.1	4,715,949	25.5
Commercial construction	296,037	1.5	218,816	1.2
Total commercial real estate	5,405,993	27.6	4,934,765	26.7
Equipment financing	517,653	2.6	504,351	2.7
Residential	4,848,589	24.8	4,389,866	23.8
Consumer:
Home equity	2,034,619	10.4	2,153,911	11.7
Other consumer	219,306	1.1	227,257	1.2
Total consumer	2,253,925	11.5	2,381,168	12.9
Unamortized premiums (discounts), net	13,385	0.1	14,809	0.1
Deferred fees, net	509	—	(903)	—
Total loans and leases	$19,551,646	100.0	$18,465,489	100.0
Total commercial loans were $6.5 billion at September 30, 2019, an increase of $270.2 million from December 31, 2018. The net increase primarily related to originations of $1.7 billion, partially offset by payments and payoffs.
Total commercial real estate loans were $5.4 billion at September 30, 2019, an increase of $471.2 million from December 31, 2018. The increase is a result of originations of $1.1 billion, partially offset by payments and payoffs.
Equipment financing loans and leases were $517.7 million at September 30, 2019, a increase of $13.3 million from December 31, 2018. The net increase is a result of originations of $160.3 million was partially offset by amortization and higher prepayments.
Total residential loans were $4.8 billion at September 30, 2019, an increase of $458.7 million from December 31, 2018. The net increase is a result of a $242.2 million purchase of residential loans, net of discount, during the first quarter of 2019.
Total consumer loans were $2.3 billion at September 30, 2019, a decrease of $127.2 million from December 31, 2018. The net decrease is primarily due to continued net principal paydowns within the home equity lines and auto loan portfolios exceeding originations.
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
The following table provides key asset quality ratios:

	At September 30, 2019	At December 31, 2018
Non-performing loans and leases as a percentage of loans and leases	0.83%	0.84%
Non-performing assets as a percentage of loans and leases plus OREO	0.85	0.87
Non-performing assets as a percentage of total assets	0.56	0.59
ALLL as a percentage of non-performing loans and leases	128.55	137.22
ALLL as a percentage of loans and leases	1.07	1.15
Net charge-offs as a percentage of average loans and leases (1)	0.25	0.16
Ratio of ALLL to net charge-offs (1)	4.48x	7.16x

(1)	Calculated for the September 30, 2019 period based on the year-to-date net charge-offs, annualized.

Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that; for commercial, commercial real estate, and equipment financing are performing loans and leases are classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and for residential and consumer are performing loans 60-89 days past due and accruing.
Potential problem loans and leases exclude past due 90 days or more and accruing, non-accrual, and TDR classifications.
Management monitors potential problem loans and leases due to a higher degree of risk associated them. The current expectation of probable losses is included in the ALLL, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $220.0 million at September 30, 2019 compared to $226.9 million at December 31, 2018.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$3,193	0.06	$1,700	0.03
Commercial real estate	1,433	0.03	1,514	0.03
Commercial construction	—	—	—	—
Equipment financing	2,191	0.42	915	0.18
Residential	13,445	0.28	12,789	0.29
Consumer:
Home equity	11,448	0.56	14,595	0.68
Other consumer	3,769	1.72	2,729	1.20
Loans and leases past due 30-89 days	35,479	0.18	34,242	0.19
Commercial non-mortgage	92	—	104	—
Loans and leases past due 90 days and accruing	92	—	104	—
Total	35,571	0.18	34,346	0.19
Deferred costs and unamortized premiums (discounts), net	92		86
Total loans and leases past due 30 days or more and accruing income	$35,663		$34,432

(1)	Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income increased $1.2 million at September 30, 2019 compared to December 31, 2018. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases decreased to 0.18% at September 30, 2019 as compared to 0.19% at December 31, 2018.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial:
Commercial non-mortgage	$58,709	1.09	$55,951	1.06
Asset-based loans	9,165	0.81	224	0.02
Total commercial	67,874	1.04	56,175	0.90
Commercial real estate:
Commercial real estate	9,841	0.19	8,243	0.17
Commercial construction	2,969	1.00	—	—
Total commercial real estate	12,810	0.24	8,243	0.17
Equipment financing	5,488	1.06	6,314	1.25
Residential	43,733	0.90	49,069	1.12
Consumer:
Home equity	31,406	1.54	33,456	1.55
Other consumer	1,388	0.63	1,493	0.66
Total consumer	32,794	1.45	34,949	1.47
Total non-accrual loans and leases	162,699	0.83	154,750	0.84
Deferred costs and unamortized premiums (discounts), net	200		17
Total recorded investment in non-accrual loans and leases (3)	$162,899		$154,767

Total non-accrual loans and leases	$162,699		$154,750
Foreclosed and repossessed assets:
Commercial non-mortgage	544		407
Residential and consumer	3,473		6,460
Total foreclosed and repossessed assets	4,017		6,867
Total non-performing assets	$166,716		$161,617

(1)	Balances by class exclude the impact of net deferred costs and unamortized premiums.

(2)	Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.

(3)	Includes non-accrual TDRs of $111.6 million at September 30, 2019 and $91.9 million at December 31, 2018.
Non-performing assets increased $5.1 million at September 30, 2019 compared to December 31, 2018. The increase in non-performing assets at September 30, 2019 is primarily due to the commercial portfolios. Overall non-performing assets as a percentage of total assets was 0.56% at September 30, 2019 as compared to 0.59% at December 31, 2018.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2019	2018
Beginning balance	$154,750	$126,582
Additions	100,427	90,121
Paydowns/draws	(28,855)	(37,998)
Charge-offs	(40,549)	(21,036)
Other (1)	(23,074)	(5,013)
Ending balance	$162,699	$152,656

(1)	Other typically includes loans transferred to OREO, or loans held for sale. The 2019 amount also includes a commercial loan of $14.8 million which was sold during the period.

Impaired Loans and Leases
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential, consumer loans and small business loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all TDRs are evaluated individually for impairment.
At September 30, 2019, there were 1,422 impaired loans and leases with a recorded investment balance of $270.6 million, which included loans and leases of $123.5 million with an impairment allowance of $20.4 million. This compares to 1,501 impaired loans and leases with a recorded investment balance of $259.3 million, which included loans and leases of $93.1 million, with an impairment allowance of $15.4 million at December 31, 2018. For additional information, see Note 4: Loans and Leases in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The following tables provide information for TDRs:

	Nine months ended September 30,
(In thousands)	2019	2018
Beginning balance	$230,414	$221,404
Additions	93,793	59,624
Paydowns/draws	(56,658)	(32,089)
Charge-offs	(16,655)	(6,286)
Transfers to OREO	(1,758)	(2,280)
Ending balance	$249,136	$240,373

(In thousands)	At September 30, 2019	At December 31, 2018
Accrual status	$137,493	$138,479
Non-accrual status	111,643	91,935
Total recorded investment of TDRs	$249,136	$230,414

Specific reserves for TDRs included in the balance of ALLL	$20,015	$11,930
Additional funds committed to borrowers in TDR status	3,621	3,893
Overall, TDR balances increased $18.7 million at September 30, 2019 compared to December 31, 2018, while the specific reserves for TDRs increased from year end, reflective of management’s current assessment of reserve requirements.

Allowance for Loan and Lease Losses Methodology
The ALLL policy is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve, which is maintained at a level deemed sufficient by management to cover probable losses inherent within the loan and lease portfolios.
The quarterly process for estimating probable losses is based on predictive models, to measure the current risk profile of loan portfolio and combines other quantitative and qualitative factors together with the impairment reserve to determine the overall reserve requirement. Management's judgment and assumptions influence loss estimates and ALLL balances. Quantitative and qualitative factors that management considers include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and how each of these factors is expected to impact near term loss trends. While actual future conditions and realized losses may vary significantly from assumptions, management believes the ALLL is adequate at September 30, 2019.
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
At September 30, 2019 the ALLL was $209.2 million compared to $212.4 million at December 31, 2018. The decrease of $3.2 million in the reserve at September 30, 2019 compared to December 31, 2018 is primarily due to stable asset quality. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, decreased to 1.07% at September 30, 2019 from 1.15% at December 31, 2018, reflecting an updated assessment of inherent losses and impaired reserves. ALLL as a percentage of non-performing loans and leases decreased to 128.55% at September 30, 2019 from 137.22% at December 31, 2018.
The following table provides an allocation of the ALLL by portfolio segment:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$98,871	1.52	$98,793	1.59
Commercial real estate	60,616	1.12	60,151	1.22
Equipment financing	4,313	0.83	5,129	1.01
Residential	20,016	0.41	19,599	0.44
Consumer	25,336	1.12	28,681	1.20
Total ALLL	$209,152	1.07	$212,353	1.15

(1)
Percentage represents allocated ALLL to total loans and leases within the comparable category. The allocation of a portion of the ALLL to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides detail of activity in the ALLL:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$211,671	$207,322	$212,353	$199,994
Provision	11,300	10,500	31,800	32,000
Charge-offs:
Commercial	(11,255)	(740)	(24,106)	(7,869)
Commercial real estate	(32)	(1,922)	(3,478)	(2,039)
Equipment financing	(36)	(136)	(679)	(246)
Residential	(872)	(874)	(3,277)	(2,545)
Consumer	(3,765)	(4,863)	(11,836)	(14,844)
Total charge-offs	(15,960)	(8,535)	(43,376)	(27,543)
Recoveries:
Commercial	124	431	1,364	1,457
Commercial real estate	3	143	42	154
Equipment financing	49	11	71	42
Residential	356	133	829	844
Consumer	1,609	1,827	6,069	4,884
Total recoveries	2,141	2,545	8,375	7,381
Net charge-offs	(13,819)	(5,990)	(35,001)	(20,162)
Ending balance	$209,152	$211,832	$209,152	$211,832

The following table provides a summary of net charge-offs (recoveries) to average loans and leases by category:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$11,131	0.68	$309	0.02	$22,742	0.47	$6,412	0.15
Commercial real estate	29	—	1,779	0.15	3,436	0.09	1,885	0.05
Equipment financing	(13)	(0.01)	125	0.10	608	0.16	204	0.05
Residential	516	0.04	741	0.07	2,448	0.07	1,701	0.05
Consumer	2,156	0.38	3,036	0.49	5,767	0.33	9,960	0.53
Net charge-offs	$13,819	0.28	$5,990	0.13	$35,001	0.25	$20,162	0.15

(1)	Net charge-offs (recoveries) to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $14.8 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase is due primarily to increases in the commercial portfolio, partly offset by a decrease in consumer charge-offs. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held $66.3 million of FHLB capital stock at September 30, 2019 compared to $98.6 million at December 31, 2018, for its membership and for outstanding advances and other extensions of credit. On August 2, 2019, the FHLB paid a cash dividend equal to an annual yield of 6.04%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. At both September 30, 2019 and December 31, 2018, Webster Bank held $50.7 million of FRB capital stock. On June 28, 2019, the FRB paid a semi-annual cash dividend equal to an annual yield of 2.065%.
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
Total deposits were $23.3 billion at September 30, 2019 compared to $21.9 billion at December 31, 2018. The increase is predominately related to an increase in health savings accounts of $547.6 million and time deposits of $59.0 million. See Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At September 30, 2019 and December 31, 2018, FHLB advances totaled $1.4 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $3.4 billion and $2.6 billion at September 30, 2019 and December 31, 2018, respectively. Webster Bank also had additional borrowing capacity at the FRB of approximately $0.9 billion and $0.6 billion at September 30, 2019 and December 31, 2018, respectively.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $5.1 billion at September 30, 2019 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.8 billion at the FHLB or approximately $4.9 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. At September 30, 2019 and December 31, 2018, these borrowings totaled $1.2 billion and $0.6 billion, respectively.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033 totaled $0.5 billion and $0.2 billion at September 30, 2019 and December 31, 2018, respectively. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, of which it invested the net proceeds of $296.4 million in Webster Bank, as permanent capital, to be used for working capital needs or other general purposes. The notes carry a 4.10% coupon rate and mature on March 25, 2029. At issuance, the fixed interest rate on a $150 million portion of the notes was swapped to a variable rate and designated in a fair value hedging relationship. During April 2019, the Company initiated a fair value hedging relationship for the remaining $150 million portion of the notes. As a result, the weighted-average interest rate was 3.62% at September 30, 2019.
Total borrowed funds were $3.2 billion at September 30, 2019 compared to $2.6 billion at December 31, 2018. Borrowings represented 10.5% and 9.5% of total assets at September 30, 2019 and December 31, 2018, respectively. The increase is due to loan and securities growth exceeding deposit growth. For additional information, see Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and securities, or financing activities, including unpledged investment securities, which can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $132.1 million for the nine months ended September 30, 2019 as compared to $496.4 million for the nine months ended September 30, 2018. The most significant impact was due to derivatives activity.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $170 million in dividends to the Holding Company during the nine months ended September 30, 2019. To a lesser extent, public offerings, investment income, and net proceeds from investment sales may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2018 Form 10-K. At September 30, 2019, $398.6 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $78.7 million of remaining repurchase authority at September 30, 2019. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2019, a total of 338,882 shares of common stock were repurchased for approximately $19.3 million, of which 227,199 shares were purchased under the common stock repurchase program at a cost of approximately $13.0 million, and 111,683 shares were purchased, at market prices, for a cost of approximately $6.3 million, relating to stock compensation plan activity.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan funding. Including time deposits, Webster Bank had a loan to total deposit ratio of 84.0% and 84.5% at September 30, 2019 and December 31, 2018, respectively, as loan funding coupled with securities growth has exceeded deposit growth during 2019.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2019. Webster Bank's latest OCC CRA rating was Outstanding. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2019, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. As part of the Company's balance sheet repositioning strategy to reduce asset sensitivity to declining interest rates, during 2019 floors with $1.0 billion notional value were executed at various strike levels. These floors are a hedge against variable rate commercial real estate loans indexed to 1 month LIBOR. Premiums are amortized over the life of the floors. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For additional information, see Note 2: Variable Interest Entities and Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on net interest income (NII) over a twelve month period, starting September 30, 2019 and December 31, 2018 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2019	(9.8)%	(4.9)%	2.6%	4.8%
December 31, 2018	(10.9)%	(4.7)%	3.2%	5.9%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on pretax, pre-provision net revenue (PPNR) over a twelve month period, starting September 30, 2019 and December 31, 2018 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2019	(15.0)%	(7.5)%	3.6%	6.5%
December 31, 2018	(18.3)%	(7.9)%	5.0%	9.2%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2019 and December 31, 2018 assumed a Fed Funds rate of 2.00% and 2.50%, respectively. Asset sensitivity for both NII and PPNR was lower as of September 30, 2019 when compared to December 31, 2018. This lower asset sensitivity is primarily due to the reduction of both the short-term and long-term market rates since December 31, 2018 and the resulting impact of these rate changes plus repositioning the balance sheet by adding fixed-rate securities and buying interest rate floors.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting September 30, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2019	(6.0)%	(2.9)%	1.1%	2.1%	(4.2)%	(2.0)%	1.6%	2.7%
December 31, 2018	(7.1)%	(3.3)%	1.7%	3.4%	(3.3)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting September 30, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2019	(9.0)%	(4.4)%	1.1%	2.3%	(6.6)%	(3.2)%	2.6%	4.5%
December 31, 2018	(11.6)%	(5.4)%	2.4%	4.8%	(5.6)%	(2.9)%	2.4%	4.2%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of September 30, 2019 when compared to December 31, 2018 due primarily to the balance sheet repositioning strategy and an increase in balances of fixed-rate loans. NII and PPNR were more sensitive to changes in the long end of the yield curve as of September 30, 2019 when compared to December 31, 2018 due to increased forecast prepayment speeds resulting from decreases in the long end of the yield curve which shortens asset duration by increasing prepayments for MBS and residential mortgages.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2019 and December 31, 2018 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change

			-100 bp	+100 bp
September 30, 2019
Assets	$29,895,100	$29,477,823	$611,342	$(707,248)
Liabilities	26,742,706	25,978,910	837,673	(709,241)
Net	$3,152,394	$3,498,913	$(226,331)	$1,993
Net change as % base net economic value			(6.5)%	0.1%

December 31, 2018
Assets	$27,610,315	$26,972,752	$568,122	$(677,864)
Liabilities	24,723,800	23,119,466	719,658	(615,650)
Net	$2,886,515	$3,853,286	$(151,536)	$(62,214)
Net change as % base net economic value			(3.9)%	(1.6)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.8 years at September 30, 2019 and negative 0.7 years at December 31, 2018. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of September 30, 2019, long-term rates have fallen by over 100 basis points when compared to December 31, 2018. This lower starting point shortens asset duration by increasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2019 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to take additional action in the event that interest rates do change rapidly.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, there were no changes made to the Company's internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management believes that the ultimate outcome of these proceedings, individually and in the aggregate, is not presently nor in the future anticipated to be material to Webster or its consolidated financial condition. However, legal proceedings are subject to inherent uncertainties, with which unfavorable rulings could occur and, as such, there is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts currently accrued by Webster or that the Company’s litigation accrual will not need to be adjusted in future periods. Such an outcome could be material to the Company’s operating results in a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.
ITEM 1A. RISK FACTORS
During the nine months ended September 30, 2019, there were no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (1) (2)
July	784	$47.29	—	$78,742,318
August	104	45.17	—	78,742,318
September	43	48.30	—	78,742,318
Total	931	47.10	—	78,742,318

(1)
Webster maintains a common stock repurchase program which authorizes management to repurchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 24, 2017, the Company's Board of Directors approved a maximum of $100 million repurchase of common stock.

All shares purchased during the three months ended September 30, 2019, were acquired outside of the repurchase program at market prices and related to stock compensation plan

(2)
On October 29, 2019, the Company announced that its Board of Directors approved an increase in the maximum dollar amount available for repurchase from $78.7 million to $200 million. The program will remain in effect until fully utilized or until modified, superseded, or terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION

Not applicable
ITEM 6. EXHIBITS
The following is the exhibit index.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
10.1 (1)	Employee Stock Purchase Plan (amended and restated effected as of April 1, 2019)		10-Q	10.1	5/7/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (2)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embeded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 1, 2019	By:	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2019	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)